Form 10QSB
period 1996-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 1996-05-09
CIK 889609

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                     Commission file number        0-20608
                                            -------------------

                       CONSUMER PORTFOLIO SERVICES, INC.
- - -------------------------------------------------------------------------------
                (Name of small business issuer in its charter)


           California                                         33-0459135
- - ----------------------------------------              --------------------------
   (State or other jurisdiction                             (IRS Employer
 of incorporation or organization)                       Identification No.)


     2 Ada, Irvine, California                                  92718
- - ----------------------------------------              --------------------------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number:  (714) 753-6800

Former name, former address and former fiscal year, if changed since last report: N/A


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---      ---


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes       No
                                                 ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 7, 1996, the registrant had 13,429,842 common shares outstanding.

                          FORM 10-QSB MARCH 31, 1996
               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                     INDEX



Part I.  Financial Information

          Item 1. Financial Statements

                  Consolidated balance sheets as of March 31, 1996 and December 31, 1995.

                  Consolidated statements of operations for the three month periods ended March 31, 1996 and 1995.

                  Consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1995.

                  Notes to consolidated financial statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information

          Item 1. Legal Proceedings

          Item 2. Change in Securities



Signatures

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                             March 31,          December 31,
                                                            -----------        -------------
                                                                1996                1995
                                                            -----------        -------------
ASSETS                                                       Unaudited
Cash                                                        $   968,904          $10,895,157
Contracts held for sale (note 3)                             21,789,137           19,548,842
Servicing fees receivable                                     2,168,066            1,454,707
Investment in subordinated certificates (note 2)              2,027,333            2,174,666
Investments in credit enhancements (note 2)                  35,602,677           30,477,793
Excess servicing receivables                                 13,413,889           11,108,251
Furniture and equipment, net                                    695,165              548,535
Deferred financing costs                                      1,061,128            1,100,430
Other assets                                                  1,632,331              569,944
                                                            -----------        -------------
                                                            $79,358,630          $77,878,325
                                                            ===========        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses                         $   735,258          $ 1,341,905
Warehouse line of credit                                      7,850,656            7,500,000
Taxes payable                                                 1,562,084            2,912,084
Deferred tax liability                                        1,643,254            1,643,254
Notes payable                                                20,000,000           20,000,000
Convertible subordinated debt                                 3,000,000            3,000,000
                                                            -----------        -------------
                                                             34,791,252           36,397,243

Shareholders' Equity
Preferred stock, $1 par value; authorized
5,000,000 shares; none issued                                     --                  --
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; 3,415,000
shares issued; none outstanding                                   --                  --
Common stock, no par value; authorized
30,000,000 shares; 13,312,642 and 13,298,642
shares issued and outstanding at
March 31, 1996 and December 31, 1995, respectively           33,300,239           33,265,239
Retained earnings                                            11,267,139            8,215,843
                                                            -----------        -------------
                                                             44,567,378           41,481,082

                                                            -----------        -------------
                                                            $79,358,630          $77,878,325
                                                            ===========        =============

See accompanying notes to consolidated financial statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

                                              Three Months Ended
                                                   March 31,
                                           -------------------------
                                               1996          1995
                                           -----------   -----------
Revenues:
Servicing fees (note 4)                    $ 3,412,889   $ 2,036,117
Net gain on sale of contracts                4,497,831     2,336,161
Interest                                     1,996,861     2,146,575
                                           -----------   -----------
                                             9,907,581     6,518,853
                                           -----------   -----------

Expenses:
Interest                                     1,189,105     1,117,111
Employee costs                               1,468,982       778,998
General and administrative                   1,302,586       824,989
Marketing                                      322,676        55,822
Occupancy                                      226,645        63,711
Related party consulting fees                   18,750        87,500
Depreciation                                    69,073        34,697
Provision for credit losses                    208,468       179,331
                                           -----------   -----------
                                             4,806,285     3,142,159
                                           -----------   -----------
Income before income taxes                 $ 5,101,296   $ 3,376,694

Income taxes                                 2,050,000     1,357,505

                                           -----------   -----------
Net income                                 $ 3,051,296   $ 2,019,189
                                           ===========   ===========

Net income per common and common
 equivalent share                          $      0.21   $      0.18
                                           ===========   ===========

Weighted average number of common
  and common equivalent shares              14,670,349    11,143,268
                                           ===========   ===========

Fully diluted net income per common
    and common equivalent share            $      0.20   $      0.17
                                           ===========   ===========

Fully diluted weighted average number of
     common and common equivalent shares    15,207,411    12,538,352
                                           ===========   ===========

See accompanying notes to consolidated financial statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

                                                                     Three Months Ended
                                                                          March 31,
                                                                ---------------------------
                                                                     1996           1995
                                                                ------------   ------------
Cash flows from operating activities:
 Net income                                                     $  3,051,296   $  2,019,189
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                        69,073         34,697
  Amortization of excess servicing                                 1,147,076        432,702
  Amortization of financing costs                                     39,302             --
  Provision for credit losses                                        208,468        179,331
  Gain on sale of contracts from excess
   servicing receivables                                          (3,452,714)    (1,370,696)
  Changes in operating assets and liabilities:
    Purchases of contracts held for sale                         (72,278,677)   (41,605,277)
    Liquidation of contracts held for sale                        69,884,456     44,582,770
    Servicing fees receivable                                       (713,359)         1,544
    Prepaid related party expenses                                        --         58,333
    Initial deposits to credit enhancement accounts               (2,684,093)    (4,307,182)
    Excess servicing deposited to credit enhancement accounts     (3,236,976)    (1,633,047)
    Release of cash from credit enhancement accounts                 736,530      1,550,194
    Deferred taxes                                                        --       (381,616)
    Other assets                                                  (1,062,387)       460,810
    Accounts payable and accrued expenses                           (606,647)       391,474
    Warehouse line of credit                                         350,656    (11,196,201)
    Taxes payable                                                 (1,350,000)     1,731,132
                                                                ------------   ------------
      Net cash used in operating activities:                      (9,897,996)    (9,051,843)

Cash flows from investing activities:
 Purchases of furniture and equipment                               (215,703)      (207,179)
 Payments received on subordinated certificates                      152,446             --
                                                                ------------   ------------
      Net cash used in investing activities                          (63,257)      (207,179)

Cash flows from financing activities:
 Repayment of notes payable                                               --     (5,000,000)
 Issuance of common stock                                                 --     13,304,550
 Exercise of options and warrants                                     35,000         35,000
                                                                ------------   ------------
      Net cash provided by financing activities                       35,000      8,339,550

                                                                ------------   ------------
Decrease in cash                                                  (9,926,253)      (919,472)

Cash at beginning of period                                       10,895,157      6,686,844
                                                                ------------   ------------
Cash at end of period                                           $    968,904   $  5,767,372
                                                                ============   ============

Supplemental disclosure of cash flow information:
 Cash paid during the period
     Interest                                                   $    881,047   $    979,267
     Income taxes                                               $  3,400,000   $     85,000

See accompanying notes to consolidated financial statements.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The Company is engaged in the business of purchasing, selling and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") that sell both new and used automobiles, light trucks and passenger vans.

The consolidated balance sheet as of March 31, 1996, the consolidated statements of operations for the three month period ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three month periods ended March 31, 1996 and 1995, have been prepared by the Company without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996 and the results of operations and cash flows for the three month period ended March 31, 1996 and 1995, have been made. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB filing for the nine month period ended December 31, 1995.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC") and CPS Funding Corp. ("CPSFC"). The consolidated financial statements also include the accounts of SAMCO acceptance Corp. ("SAMCO"), an 80% owned subsidiary of the Company. All significant intercompany transactions and balances have been eliminated.

Note 2:  Investments in Credit Enhancements

The Company is a party to various agreements with institutional investors and investment banks for the sale of the Company's Contracts. The agreements call for the Company to sell Contracts to one of its special purpose corporation subsidiaries, either Alton or CPSRC (the "SPCs"), which subsequently transfer the Contracts to various grantor trusts (the "Trusts") which then issue interest bearing certificates which are purchased by institutional investors. The terms of the agreements provide that simultaneous with each purchase of certificates by the investor, the Company is required to provide a credit enhancement in the form of a cash capital contribution to the SPC equal to a specified percentage of the amount of the certificates purchased by the investor. The SPC then deposits the initial cash deposit, and subsequent excess servicing cash flows as required by the terms of the various agreements, to an account held by a trustee (the "Spread Account") and pledges the cash to the Trust, which in turn invests the cash in high quality liquid investment securities as defined by the various agreements. In the securitizations since June 1995, the Company altered the credit enhancement mechanism to create a subordinated class of asset-backed securities ("B Piece") in order to reduce the size of the required initial deposit to the Spread Account. The Company expects to sell its B Pieces in conjunction with the sale of the related senior certificates, but may sell them later. Unsold B Pieces are accounted for as available for sale and, when originated, are treated as non-cash investing activities in the Company's consolidated statement of cash flows. In the event that the cash flows generated by the Contracts transferred to the Trust are insufficient to pay obligations of the Trust, including principal or interest due to certificateholders or expenses of the Trust, the trustee will draw an amount necessary from the Spread Accounts to pay the obligations of the Trust. The agreements provide that the Spread Accounts shall be maintained at a specified percent of the principal balance of the certificates, which can be increased in the event delinquencies and/or losses exceed certain specified levels. In the event delinquencies and/or losses on the Contracts serviced exceed specified levels defined in certain of the Company's securitization agreements, the terms of those securitizations may require the transfer of servicing to another servicer. As principal payments are made to the certificateholders, and if the Spread Accounts are in excess of the specified percent of the principal balance of the certificates, the trustee shall release to the SPC the portion of the pledged cash that is in excess of the specified percent of the principal balance of the certificates. Except for releases in this manner, the cash in the Spread Accounts is restricted from use by the SPC or the Company.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3:  Contracts Held for Sale

The Contracts which the Company purchases from dealers provide for finance charges of approximately 20%, in most cases. Each Contract provides for full amortization, equal monthly payments and can be fully prepaid by the borrower at any time without penalty. The Company generally purchases the Contracts from dealers at a discount from the amount financed under the Contract. Contracts are generally sold by the Company within three months of their purchase, although they may be held longer. Contracts held for sale are stated at the lower of aggregate cost or market value, net of related reserves. At March 31, 1996 and 1995, the balance of Contracts held for sale was made up of the following components:

                                                        March 31,
                                            -------------------------------
                                                 1996             1995
                                            -------------     -------------
Gross receivable balance                    $  27,714,809     $  30,358,454
Unearned finance charges                       (4,563,290)       (6,889,231)
Dealer discounts                               (1,164,959)       (1,123,726)
Deferred loan origination costs (net of           104,405           137,096
 related fees)
Reserves for losses                              (301,828)         (323,631)
                                            -------------     -------------
Net contracts held for sale                 $  21,789,137     $  22,158,962
                                            =============     =============

Note 4:  Servicing Fees

Servicing fees are reported as income when earned, net of related amortization of excess servicing. Servicing costs are charged to expense as incurred. Servicing fees for the three month period ended March 31, 1996 and 1995 included the following components:

                                                  Three Months Ended
                                                        March 31,
                                            -------------------------------
                                                 1996             1995
                                            -------------     -------------
Gross loan servicing fees                   $   4,559,965     $  2,468,819
Amortization of excess servicing               (1,147,076)        (432,702)
                                            -------------     -------------
Net servicing fees                          $   3,412,889     $  2,036,117
                                            =============     =============

                       CONSUMER PORTFOLIO SERVICES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Consumer Portfolio Services, Inc. (the "Company") and its subsidiaries engage primarily in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by Dealers located throughout the U.S. and predominantly in California. The Company specializes in Contracts with borrowers who generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturers' captive finance companies.

The Company generates revenue, earnings and cash flow primarily through the purchase and subsequent securitization of Contracts. In each securitization, the Company sells a distinct portfolio of Contracts to a trust, which, in turn, sells interest bearing certificates backed by the Contracts to institutional investors. The terms of the securitization transactions generally provide for the Company to earn a base servicing fee computed as a percentage of the outstanding balance of the Contracts as compensation for its duties as servicer. In addition, the Company is entitled to certain excess servicing fees which represent collections on the Contracts in excess of the amounts necessary to pay certificate purchasers' principal and interest and the expenses of the trust, including, primarily, base servicing fees.

The Company also recognizes gains on its sales of Contracts. Gains are determined based upon the difference between the sale proceeds for the portion of Contracts sold and the Company's recorded investment in Contracts sold. The Company allocates the recorded investment in the Contracts between the portion of the Contracts sold and the portion retained based on the relative fair value of those portions on the date of sale. In addition, the Company recognizes gains attributable to its estimates of excess servicing receivables ("ESR") for each pool of Contracts it securitizes. ESRs are determined by computing the difference between the weighted average yield of the Contracts sold and the yield to the purchaser, adjusted for the base servicing fee based on the agreements between the Company and the purchaser. The resulting differential is recorded as a gain in the period of the sale equal to the present value of the estimated cash flows, net of any portion of the excess that may be due to the purchaser and adjusted for anticipated prepayments, repossessions, liquidations and other losses. To the extent that the actual future performance of the Contracts results in less excess cash flows than the Company estimated, the Company's ESRs will be adjusted at least quarterly, with corresponding charges recorded against income in the period in which the adjustment is made. To the extent that the actual cash flows exceed the Company's estimates the Company will record additional servicing fees in the periods in which the excess cash was collected.


Results of Operations

The three month period ended March 31, 1996, compared to the three month period
- - -------------------------------------------------------------------------------
ended March 31, 1995
- - --------------------

Revenues. During the three months ended March 31, 1996, revenues increased $3.4 million, or 52.0%, compared to the three month period ended March 31, 1995. Servicing fees increased by $1.4 million, or 67.6%, and represented 34.4% of total revenues. Servicing fees consist primarily of base and excess monthly servicing fees earned on Contracts sold and serviced by the Company. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of March 31, 1996, the Company was earning servicing fees on 29,228 Contracts and loans approximating $308.6 million compared to 16,077 Contracts and loans approximating $169.3 million as of March 31, 1995. In addition to the $308.6 million in sold Contracts and loans on which servicing fees were earned, the Company was holding for sale and servicing an additional $23.0 million in Contracts for an aggregate total servicing portfolio of $331.6 million.

Net gain on sale of Contracts, which includes (i) the excess of the amount realized on the sale of Contracts over the Company's net cost, (ii) the net present value of estimated excess servicing fees on sold Contracts, and (iii) the recognition of acquisition fees paid by Dealers and deferred by the Company, increased by $2.2 million, or 92.5%, and represented 45.4% of total revenues for the three month period ended March 31, 1996. The increase in gain on sale is largely due to the volume of Contracts which were sold in the

                       CONSUMER PORTFOLIO SERVICES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

period. During the three month period ended March 31, 1996, the Company sold $67.1 million in Contracts, compared to $45.1 million in the three month period ended March 31, 1995.

Interest income on Contracts warehoused for sale decreased by $149,714, or 7.0%, representing 20.2% of total revenues for the three month period ended March 31, 1996. In the prior period, the Company was carrying a greater balance of Contracts held for sale due to the timing of the sales of its Contracts and its purchase of certain bulk portfolios. During the three month period ended March 31, 1996, the Company purchased $72.3 million in Contracts from Dealers, compared to $41.6 million in the three month period ended March 31, 1995.

Expenses. During the three month period ended March 31, 1996, operating expenses increased $1.7 million, or 53.0%, compared to the three month period ended March 31, 1995. Employee costs increased by $689,984, or 88.6%, and represented 30.6% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $477,597, or 57.9% and represented 27.1% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

Marketing expenses increased by $266,854, or 478.0%, and represented 6.7% of total expenses. The Company uses a combination of independent contractor and employee marketing representatives all of whom are compensated directly in proportion to the number of Contracts the Company purchases from Dealers serviced by the marketing representative. The fees paid to the marketing representatives for Contracts purchased are combined with other direct costs related to loan originations and are offset against acquisition fees paid by Dealers. Any direct costs in excess of the acquisition fees paid by Dealers are deferred and amortized, in the case of Contracts held for sale, or are offset to any gain on sale in the case of Contracts sold. Additional increases in marketing expense relate to other marketing expenses such as travel, promotion and convention expenses.

Interest expense increased $71,994, or 6.4%, and represented 24.7% of total operating expenses. During the three month period ended March 31, 1996, interest expense consisted of interest accrued and/or paid to Sun Life on a $3.0 million convertible note issued November 16, 1993, $20.0 million in subordinated debt securities issued December 20, 1995, and a warehouse line of credit. Interest expense is also impacted by the volume of Contracts held for sale as well as the Company's cost of borrowed funds.


Liquidity and Capital Resources

The Company's primary sources of cash include base and excess servicing fees it earns on portfolios of Contracts is has previously sold, proceeds from sales of Contracts in excess of its recorded investment in the Contracts, amortization and release of investments in credit enhancement balances pledged in conjunction with the securitization of its Contracts and borrower payments on Contracts held for sale. The Company's primary uses of cash include its normal operating expenses and the establishment and build up of Spread Accounts, used for credit enhancements, to their maintenance levels.

Net cash used in operating activities was $9.9 million during the three month period ended March 31, 1996, compared to net cash used of $9.1 during the three month period ended March 31, 1995. Cash used for purchasing Contracts was $72.3 million, an increase of $30.7 million, or 73.7%, over cash used for purchasing Contracts in the prior year's period. Cash provided from the liquidation of Contracts was $69.9 million, an increase of $25.3 million, or 56.8%, over cash provided from the liquidation of Contracts in the prior year's period.

The Company's cash requirements have been and will continue to be significant. The agreements under which the Company has securitized and sold its Contracts required the Company to make a significant initial cash deposit, for purposes of credit enhancement, to a Spread Account which is pledged to support the related Asset Backed Securities ("ABS"), and is invested in high quality liquid

                       CONSUMER PORTFOLIO SERVICES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

securities. Excess cash flows from the securitized Contracts are deposited into the Spread Accounts until such time as the Spread Account balance reaches a specific percent of the outstanding balance of the related ABS. In its most recent securitizations, the Company established a subordinated B Piece in order to reduce the size of the required initial deposit to the Spread Accounts. The Company expects to sell its B Pieces in conjunction with the sale of the related senior certificates, but may sell them later.

During the three month period ended March 31, 1996, cash used for initial deposits to Spread Accounts was $2.7 million a decrease of $1.6 million, or 37.7%, over cash used for initial deposits to Spread Accounts in the prior year's period. The decrease is due to the fact that the structure of the current period Contract sales, including establishment of the B Piece, results in less cash required for initial deposits to Spread Accounts. Cash from excess servicing deposited to Spread Accounts for the three month period ended March 31, 1996, was $3.2 million, an increase of $1.6 million, or 98.2%, over cash from excess servicing deposited to Spread Accounts in the prior year's period. Cash released from Spread Accounts for the three month period ended March 31, 1996, was $736,530, a decrease of $813,664, or 52.5%, over cash released from Spread Accounts in the prior year's period. Changes in deposits to and releases from Spread Accounts are impacted by the relative size and seasoning of the various pools of sold Contracts that make up the Company's servicing portfolio.

Cash flows are impacted by the use of the credit line (the "Line") which is in turn is impacted by the amount of Contracts the Company holds for sale. At March 31, 1996, the Line had an outstanding balance of $7.9 million compared to $19.7 million at March 31, 1995. In June 1995, the Company entered into two new agreements which restructured the Line and increased the maximum available amount to $100.0 million. The primary agreement provides for loans by Redwood Receivables Corporation ("Redwood") to the Company, to be funded by commercial paper issued by Redwood and secured by Contracts pledged periodically by the Company. The Redwood facility provides for a maximum of $100.0 million of advances to the Company, with interest at a variable rate tied to prevailing commercial paper rates. When the Company wishes to securitize these Contracts, a substantial part of the proceeds received from investors is paid to Redwood, which simultaneously releases the pledged Contracts for transfer to a pass-through securitization trust. The second agreement is a standby line of credit with GECC, also with a $100.0 million maximum, which the Company may use only if and to the extent that Redwood does not provide funding as described above. The GECC line of credit is secured by Contracts and substantially all other assets of the Company. Both agreements extend through November 30, 1998. The two agreements are viewed as a single short-term warehouse line of credit, with advances varying according to the amount of pledged Contracts.

The Company anticipates the funds available under the Line, proceeds from the sale of Contracts and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for the next 12 months, assuming that the Company continues to have a means by which to sell its warehoused Contracts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

The Company's existing facility and data processing and management information systems currently have excess capacity. Therefore, the company does not anticipate any need for significant capital expenditures in connection with the expansion of its business for at least 12 months. In addition, the terms of the Company's lease agreement allows for the acquisition of an additional 7,000 square feet of contiguous space on November 1, 1996. The Company anticipates modest capital expenditures associated with the acquisition of this new space.

                       CONSUMER PORTFOLIO SERVICES, INC.
                          FORM 10-QSB MARCH 31, 1996

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this Filing, except as set forth below, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

On May 12, 1995, the Company filed a complaint in Orange County (California) Superior Court against American Bankers Acceptance Corporation (the "Defendant") arising out of the Defendant's alleged breaches of an August 1994 master dealer agreement with the Company. In response to the complaint, the Defendant filed a cross-complaint against the Company alleging breach of contract and certain other causes of action. The case was settled in April 1996 at no cost to the Company.


ITEM 2.  CHANGES IN SECURITIES

On February 16, 1996, the Board of Directors authorized a two-for-one stock split to shareholders on record on March 7, 1996. On March 14, 1996, the new shares were distributed.

                       CONSUMER PORTFOLIO SERVICES, INC.
                           FORM 10-QSB MARCH 31, 1996

SIGNATURES
- - ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Consumer Portfolio Services, Inc.
                       (Registrant)


Date: May 7, 1996      /s/  Charles E. Bradley, Jr.
                       --------------------------------------------
                       Charles E. Bradley, Jr.
                       Director, President, Chief Executive Officer
                       (Principal Executive Officer)



Date: May 7, 1996      /s/  Jeffrey P. Fritz
                       --------------------------------------------
                       Jeffrey P. Fritz
                       Chief Financial Officer
                       (Principal Financial Officer and
                       Principal Accounting Officer)