Form 10QSB
period 1996-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 1996-08-12
CIK 889609

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                        Commission file number  0-20608
                                               ----------

                       CONSUMER PORTFOLIO SERVICES, INC.
- -------------------------------------------------------------------------------
                (Name of small business issuer in its charter)


         California                                      33-0459135
- ---------------------------------           -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

      2 Ada, Irvine, California                            92718
- ----------------------------------------           ----------------------------
(Address of principal executive offices)                 (Zip Code)


Issuer's telephone number:  (714) 753-6800

Former name, former address and former fiscal year, if changed since last report: N/A


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---      ---


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes_____ No_____


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 1996, the registrant had 13,541,842 common shares outstanding.

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           FORM 10-QSB JUNE 30, 1996


                                     INDEX



Part I.  Financial Information

          Item 1. Financial Statements

                   Condensed consolidated balance sheets as of June 30, 1996 and December 31, 1995.

                   Condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995.

                   Condensed consolidated statements of cash flows for the six month period ended June 30, 1996 and 1995.

                   Notes to condensed consolidated financial statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

          Item 1. Legal Proceedings



Signatures

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           June 30,               December 31,
                                                         -----------              ------------
                                                            1996                     1995
                                                            ----                     ----
ASSETS
Cash                                                     $    71,064              $10,895,157
Contracts held for sale (note 3)                          17,769,377               19,548,842
Servicing fees receivable                                  2,711,327                1,454,707
Investment in subordinated certificates (note 2)                  --                2,174,666
Investments in credit enhancements (note 2)               40,904,265               30,477,793
Investment in NAB Asset Corporation                        3,995,318                       --
Excess servicing receivables                              16,222,104               11,108,251
Furniture and equipment, net                                 687,966                  548,535
Deferred financing costs                                   1,021,826                1,100,430
Other assets                                                 972,690                  569,944
                                                         -----------              -----------
                                                         $84,355,937              $77,878,325
                                                         ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses                      $ 3,323,680              $ 1,341,905
Warehouse line of credit                                   6,840,812                7,500,000
Taxes payable                                              1,099,084                2,912,084
Deferred tax liability                                     1,643,254                1,643,254
Notes payable                                             20,000,000               20,000,000
Convertible subordinated debt                              3,000,000                3,000,000
                                                         -----------              -----------
                                                          35,906,830               36,397,243

Shareholders' Equity
Preferred stock, $1 par value; authorized
5,000,000 shares; none issued                                     --                       --
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; 3,415,000
shares issued; none outstanding                                   --                       --
Common stock, no par value; authorized
30,000,000 shares; 13,541,842 and 13,298,642
shares issued and outstanding at
March 31, 1996 and December 31, 1995, respectively        33,910,739               33,265,239
Retained earnings                                         14,538,368                8,215,843
                                                         -----------              -----------
                                                          48,449,107               41,481,082

                                                         -----------              -----------
                                                         $84,355,937              $77,878,325
                                                         ===========              ===========

See accompanying notes to condensed consolidated financial statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                              --------------------------     ---------------------------
                                                 1996           1995            1996            1995
                                                 ----           ----            ----            ----
Revenues:
Net gain on sale of contracts                 $ 5,582,236    $ 4,321,517     $10,080,067     $ 6,379,678
Servicing fees (note 4)                         4,235,296      2,227,168       7,648,185       4,263,285
Interest                                        2,667,653      1,540,619       4,664,514       3,687,194
                                              -----------    -----------     -----------     -----------
                                               12,485,185      8,089,304      22,392,766      14,330,157
                                              -----------    -----------     -----------     -----------

Expenses:
Interest                                        1,523,541        910,090       2,712,646       2,027,201
Employee costs                                  2,288,395      1,347,664       3,757,377       1,926,662
General and administrative                      1,873,072      1,094,950       3,175,658       1,802,529
Marketing                                         293,992         48,701         616,668         111,813
Occupancy                                         176,688        105,953         403,333         201,784
Related party consulting fees                      18,750         87,500          37,500         175,000
Depreciation                                       70,982         48,810         140,055          83,508
Provision for credit losses                       722,516        370,350         930,984         549,681
                                              -----------    -----------     -----------     -----------
                                                6,967,936      4,014,018      11,774,221       6,878,178
                                              -----------    -----------     -----------     -----------
Income before income taxes                    $ 5,517,249    $ 4,075,286     $10,618,545     $ 7,451,979

Income taxes                                    2,246,020      1,733,079       4,296,020       3,090,524
                                              -----------    -----------     -----------     -----------
Net income                                    $ 3,271,229    $ 2,342,207     $ 6,322,525     $ 4,361,455
                                              ===========    ===========     ===========     ===========

Net income per common and common
  equivalent share                            $      0.22    $      0.17     $      0.43     $      0.34
                                              ===========    ===========     ===========     ===========
Weighted average number of common
  and common equivalent shares                 14,767,623     13,520,738      14,714,687      12,332,003
                                              ===========    ===========     ===========     ===========

Fully diluted net income per common
  and common equivalent share                 $      0.22    $      0.17     $      0.42     $      0.33
                                              ===========    ===========     ===========     ===========

Fully diluted weighted average number of
  common and common equivalent share           15,247,623     14,707,510      15,194,687      13,622,931
                                              ===========    ===========     ===========     ===========

See accompanying notes to condensed consolidated financial statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                                    June 30,
                                                                          -----------------------------
                                                                               1996           1995
                                                                               ----           ----
Cash flows from operating activities:
   Net income                                                             $   6,322,525   $  4,361,455
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation                                                               140,055         83,508
     Amortization of excess servicing                                         2,594,863        972,755
     Amortization of financing costs                                             78,604             --
     Provision for credit losses                                                930,984        549,681
     Gain on sale of contracts from excess
      servicing receivables                                                  (7,708,716)    (3,909,849)
     Changes in operating assets and liabilities:
       Purchases of contracts held for sale                                (160,327,070)   (83,774,105)
       Liquidation of contracts held for sale                               161,175,551     97,132,983
       Servicing fees receivable                                             (1,256,620)      (373,788)
       Prepaid related party expenses                                                --        (15,333)
       Initial deposits to credit enhancement accounts                       (5,795,619)    (8,198,473)
       Excess servicing deposited to credit enhancement accounts             (8,318,873)    (3,818,843)
       Release of cash from credit enhancement accounts                       3,688,020      4,014,842
       Deferred taxes                                                                --       (381,616)
       Other assets                                                            (402,746)       382,298
       Accounts payable and accrued expenses                                  1,981,775      2,368,733
       Warehouse line of credit                                                (659,188)   (20,719,555)
       Taxes payable                                                         (1,813,000)    (1,279,368)
       Deferred rent                                                                 --        (17,123)
                                                                          -------------   ------------
          Net cash used in operating activities:                             (9,369,455)   (12,604,675)

Cash flows from investing activities:
   Proceeds from sale of subordinated certificates                            2,022,220             --
   Investment in NAB Asset Corporation                                       (3,995,318)            --
   Purchases of furniture and equipment                                        (279,486)      (269,245)
   Payments received on subordinated certificates                               152,446             --
                                                                          -------------   ------------
          Net cash used in investing activities                              (2,100,138)      (269,245)

Cash flows from financing activities:
   Repayment of notes payable                                                        --     (5,000,000)
   Issuance of common stock                                                          --     13,304,550
   Exercise of options and warrants                                             645,500        151,348
                                                                          -------------   ------------
          Net cash provided by financing activities                             645,500      8,455,898

                                                                          -------------   ------------
Decrease in cash                                                            (10,824,093)    (4,418,022)

Cash at beginning of period                                                  10,895,157      6,686,844
                                                                          -------------   ------------
Cash at end of period                                                     $      71,064   $  2,268,822
                                                                          =============   ============

Supplemental disclosure of cash flow information:
   Cash paid during the period
        Interest                                                          $   2,366,470   $  1,900,297
        Income taxes                                                      $   5,054,000   $  4,840,050

See accompanying notes to condensed consolidated financial statements

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:   Basis of Presentation

The Company is engaged in the business of purchasing, selling and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") that sell both new and used automobiles, light trucks and passenger vans.

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC") and CPS Funding Corp. ("CPSFC"). The consolidated financial statements also include the accounts of SAMCO acceptance Corp. ("SAMCO") an 80% owned subsidiary of the Company. All significant intercompany transactions and balances have been eliminated.

On June 5, 1996, the Company purchased 38% of the outstanding common stock of NAB Asset Corporation ("NAB") for approximately $4 million. The Company accounts for its investment in NAB under the equity method. All significant intercompany transactions and balances have been eliminated.


Note 2:   Investments in Credit Enhancements

The Company is a party to various agreements with institutional investors and investment banks for the sale of the Company's Contracts. The agreements call for the Company to sell Contracts to one of its special purpose corporation subsidiaries, either Alton or CPSRC (the "SPCs"), which subsequently transfer the Contracts to various grantor trusts (the "Trusts") which then issue interest bearing certificates which are purchased by institutional investors. The terms of the agreements provide that simultaneous with each purchase of certificates by the investor, the Company is required to provide a credit enhancement in the form of a cash capital contribution to the SPC equal to a specified percentage of the amount of the certificates purchased by the investor. The SPC then deposits the initial cash deposit, and subsequent excess servicing cash flows as required by the terms of the various agreements, to an account held by a trustee (the "Spread Account") and pledges the cash to the Trust, which in turn invests the cash in high quality liquid investment securities as defined by the various agreements. In the securitizations since June 1995, the Company altered the credit enhancement mechanism to create a subordinated class of asset-backed securities ("B Piece") in order to reduce the size of the required initial deposit to the Spread Account. The Company has sold four of five B Pieces created in conjunction with the sale of the related senior certificates. Unsold B Pieces are accounted for as available for sale and, when originated, are treated as non-cash investing activities in the Company's consolidated statement of cash flows. In the event that the cash flows generated by the Contracts transferred to the Trust are insufficient to pay obligations of the Trust, including principal or interest due to certificateholders or expenses of the Trust, the trustee will draw an amount necessary from the Spread Accounts to pay the obligations of the Trust. The agreements provide that the Spread Accounts shall be maintained at a specified percent of the principal balance of the certificates, which can be increased in the event delinquencies and/or losses exceed certain specified levels. In the event delinquencies and/or losses on the Contracts serviced exceed specified levels defined in certain of the Company's securitization agreements, the terms of those securitizations may require the transfer of servicing to another servicer. As principal payments are made to the certificateholders, and if the Spread Accounts are in excess of the specified percent of the principal balance of the certificates, the trustee shall release to the SPC the portion of the pledged cash that is in excess of the specified

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


percent of the principal balance of the certificates. Except for releases in this manner, the cash in the Spread Accounts is restricted from use by the SPC or the Company.


Note 3:   Contracts Held for Sale

The Contracts which the Company purchases from dealers provide for finance charges of approximately 20%, in most cases. Each Contract provides for full amortization, equal monthly payments and can be fully prepaid by the borrower at any time without penalty. The Company generally purchases the Contracts from dealers at a discount, ranging from zero to ten percent, from the amount financed under the Contract. Contracts are generally sold by the Company within three months of their purchase, although they may be held longer. Contracts held for sale are stated at the lower of aggregate cost or market value, net of related reserves. At June 30, 1996 and 1995, the balance of Contracts held for sale was made up of the following components:


                                                            June 30,          December 31,
                                                              1996               1995
                                                            --------          ------------
              Gross receivable balance                      $23,672,573       $24,694,964
              Unearned finance charges                       (4,625,873)       (3,820,267)
              Dealer discounts                                 (933,621)       (1,054,776)
              Deferred contract acquisition net costs            59,963            59,077
              Reserves for losses                              (403,665)         (330,156)
                                                            -----------       -----------
              Net contracts held for sale                   $17,769,377       $19,548,842
                                                            ===========       ===========

Note 4:   Servicing Fees

Servicing fees are reported as income when earned, net of related amortization of excess servicing. Servicing costs are charged to expense as incurred. Servicing fees for the three and six month periods ended June 30, 1996 and 1995, included the following components:


                                                  Three Months Ended                Six Months Ended
                                                       June 30,                         June 30,
                                            -----------------------------     ----------------------------
                                               1996             1995             1996             1995
                                               ----             ----             ----             ----
     Gross contract servicing fees          $ 5,683,083       $2,767,221      $10,243,048      $5,236,040
     Amortization of excess servicing        (1,447,787)        (540,053)      (2,594,863)       (972,755)
                                            -----------       ----------      -----------      ----------
     Net servicing fees                     $ 4,235,296       $2,227,168      $ 7,648,185      $4,263,285
                                            ===========       ==========      ===========      ==========

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


Results of Operations

The three month period ended June 30, 1996, compared to the three month period
- ------------------------------------------------------------------------------
ended June 30, 1995
- -------------------

Revenues. During the three months ended June 30, 1996, revenues increased $4.4 million, or 54.3%, compared to the three month period ended June 30, 1995. Servicing fees increased by $2.0 million, or 90.2%, and represented 33.9% of total revenues. Servicing fees consist primarily of base and excess monthly servicing fees earned on Contracts sold and serviced by the Company. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of June 30, 1996, the Company was earning servicing fees on 34,764 Contracts approximating $367.8 million compared to 19,495 Contracts approximating $205.0 million as of June 30, 1995. In addition to the $367.8 million in sold Contracts on which servicing fees were earned, the Company was holding for sale and servicing an additional $18.7 million in Contracts for an aggregate total servicing portfolio of $386.5 million.

Net gain on sale of Contracts, which includes (i) the excess of the amount realized on the sale of Contracts over the Company's net cost, (ii) the net present value of estimated excess servicing fees on sold Contracts, and (iii) the recognition of deferred acquisition fees paid by Dealers net of related acquisition costs, increased by $1.3 million, or 29.2%, and represented 44.7% of total revenues for the three month period ended June 30, 1996. The increase in gain on sale is largely due to the volume of Contracts which were sold in

                       CONSUMER PORTFOLIO SERVICES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the period. During the three month period ended June 30, 1996, the Company sold $88.9 million in Contracts, compared to $49.3 million in the three month period ended June 30, 1995.

Interest income on Contracts warehoused for sale increased by $1.1 million, or 73.2%, representing 21.4% of total revenues for the three month period ended June 30, 1996. The increase is due to the increase in the volume of contracts purchased. During the three month period ended June 30, 1996, the Company purchased $88.0 million in Contracts from Dealers, compared to $42.2 million in the three month period ended June 30, 1995.

Expenses. During the three month period ended June 30, 1996, operating expenses increased $3.0 million, or 73.6%, compared to the three month period ended June 30, 1995. Employee costs increased by $940,731, or 69.8%, and represented 32.8% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $778,122, or 71.1% and represented 26.9% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

Marketing expenses increased by $245,291, or 503.7%, and represented 4.2% of total expenses. The Company uses a combination of independent contractor and employee marketing representatives all of whom are compensated directly in proportion to the number of Contracts the Company purchases from Dealers serviced by the marketing representative. The fees paid to the marketing representatives for Contracts purchased are combined with other direct costs related to contract originations and are offset against acquisition fees paid by Dealers. Any direct costs in excess of the acquisition fees paid by Dealers are deferred and amortized, in the case of Contracts held for sale, or are offset against any gain on sale in the case of Contracts sold. Additional increases in marketing expense relate to other marketing expenses such as travel, promotion and convention expenses.

Interest expense increased $613,451, or 67.4%, and represented 21.9% of total operating expenses. During the three month period ended June 30, 1996, interest expense consisted of interest accrued and/or paid on a $3.0 million convertible note issued November 16, 1993, $20.0 million in subordinated debt securities issued December 20, 1995, and a warehouse line of credit. Interest expense is also impacted by the volume of Contracts held for sale as well as the Company's cost of borrowed funds.

The six month period ended June 30, 1996, compared to the six month period ended
- --------------------------------------------------------------------------------
June 30, 1995
- -------------

Revenues. During the six months ended June 30, 1996, revenues increased $8.1 million, or 56.3%, compared to the six month period ended June 30, 1995. Servicing fees increased by $3.4 million, or 79.4%, and represented 34.2% of total revenues. Servicing fees consist primarily of base and excess monthly servicing fees earned on Contracts sold and serviced by the Company. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities.

Net gain on sale of Contracts, which includes (i) the excess of the amount realized on the sale of Contracts over the Company's net cost, (ii) the net present value of estimated excess servicing fees on sold Contracts, and (iii) the recognition of acquisition fees paid by Dealers and deferred by the Company, increased by $3.7 million, or 58.0%, and represented 45.0% of total revenues for the six month period ended June 30, 1996. The increase in gain on sale is largely due to the volume of Contracts which were sold in the period. During the six month period ended June 30, 1996, the Company sold $156.0 million in Contracts, compared to $97.0 million in the six month period ended June 30, 1995.

Interest income on Contracts warehoused for sale increased by $1.0 million, or 26.5%, representing 20.8% of total revenues for the six month period ended June 30, 1996. The increase is due to the increase in the volume of contracts purchased. During the six month period ended June 30, 1996, the Company purchased $160.3 million in Contracts from Dealers, compared to $83.8 million in the six month period ended June 30, 1995.

                       CONSUMER PORTFOLIO SERVICES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Expenses. During the six month period ended June 30, 1996, operating expenses increased $4.9 million, or 71.2%, compared to the six month period ended June 30, 1995. Employee costs increased by $1.8 million, or 95.0%, and represented 31.9% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $1.4 million, or 76.2% and represented 27.0% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

Marketing expenses increased by $504,855, or 451.5%, and represented 5.2% of total expenses. The Company uses a combination of independent contractor and employee marketing representatives all of whom are compensated directly in proportion to the number of Contracts the Company purchases from Dealers serviced by the marketing representative. The fees paid to the marketing representatives for Contracts purchased are combined with other direct costs related to contract originations and are offset against acquisition fees paid by Dealers. Any direct costs in excess of the acquisition fees paid by Dealers are deferred and amortized, in the case of Contracts held for sale, or are offset against any gain on sale in the case of Contracts sold. Additional increases in marketing expense relate to other marketing expenses such as travel, promotion and convention expenses.

Interest expense increased $685,445, or 33.8%, and represented 23.0% of total operating expenses. During the six month period ended June 30, 1996, interest expense consisted of interest accrued and/or paid to Sun Life on a $3.0 million convertible note issued November 16, 1993, $20.0 million in subordinated debt securities issued December 20, 1995, and a warehouse line of credit. Interest expense is also impacted by the volume of Contracts held for sale as well as the Company's cost of borrowed funds.


Liquidity and Capital Resources

The Company's primary sources of cash include base and excess servicing fees it earns on portfolios of Contracts it has previously sold, proceeds from sales of Contracts in excess of its recorded investment in the Contracts, amortization and release of investments in credit enhancement balances pledged in conjunction with the securitization of its Contracts and borrower payments on Contracts held for sale. The Company's primary uses of cash include its normal operating expenses and the establishment and build up of Spread Accounts, used for credit enhancements, to their maintenance levels.

Net cash used in operating activities was $9.4 million during the six month period ended June 30, 1996, compared to net cash used of $12.6 during the six month period ended June 30, 1995. Cash used for purchasing Contracts was $160.3 million, an increase of $76.6 million, or 91.4%, over cash used for purchasing Contracts in the prior year's period. Cash provided from the liquidation of Contracts was $161.2 million, an increase of $64.0 million, or 65.9%, over cash provided from the liquidation of Contracts in the prior year's period.

The Company's cash requirements have been and will continue to be significant. Each agreement under which the Company has securitized and sold its Contracts required the Company to make a significant initial cash deposit, for purposes of credit enhancement, to a Spread Account which is pledged to support the related Asset Backed Securities ("ABS"), and is invested in high quality liquid securities. Excess cash flows from the securitized Contracts are deposited into the Spread Accounts until such time as the Spread Account balance reaches a specific percent of the outstanding balance of the related ABS. In its most recent securitizations, the Company established a subordinated B Piece in order to reduce the size of the required initial deposit to the Spread Accounts. The Company has sold four of five B Pieces created in conjunction with the sale of the related senior certificates.

During the six month period ended June 30, 1996, cash used for initial deposits to Spread Accounts was $5.8 million, a decrease of $2.4 million, or 29.3%, from the amount of cash used for initial deposits to Spread Accounts in the prior year's period. The decrease is due to the fact that the structure of the current period Contract sales, including establishment of the B Piece, results in less cash required for initial deposits to Spread Accounts compared to the prior period. Cash from excess servicing deposited to Spread

                       CONSUMER PORTFOLIO SERVICES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounts for the six month period ended June 30, 1996, was $8.3 million, an increase of $4.5 million, or 117.8%, over cash from excess servicing deposited to Spread Accounts in the prior year's period. Cash released from Spread Accounts for the six month period ended June 30, 1996, was $3.7 million, a decrease of $326,822, or 8.1%, over cash released from Spread Accounts in the prior year's period. Changes in deposits to and releases from Spread Accounts are impacted by the relative size and seasoning of the various pools of sold Contracts that make up the Company's servicing portfolio.

Cash flows are impacted by the use of the credit line (the "Line") which is in turn is impacted by the amount of Contracts the Company holds for sale. At June 30, 1996, the Line had an outstanding balance of $6.8 million compared to $10.2 million at June 30, 1995. In June 1995, the Company entered into two new agreements which restructured the Line and increased the maximum available amount to $100.0 million. The primary agreement provides for contractss by Redwood Receivables Corporation ("Redwood") to the Company, to be funded by commercial paper issued by Redwood and secured by Contracts pledged periodically by the Company. The Redwood facility provides for a maximum of $100.0 million of advances to the Company, with interest at a variable rate tied to prevailing commercial paper rates. When the Company wishes to securitize these Contracts, a substantial part of the proceeds received from investors is paid to Redwood, which simultaneously releases the pledged Contracts for transfer to a pass-through securitization trust. The second agreement is a standby line of credit with GECC, also with a $100.0 million maximum, which the Company may use only if and to the extent that Redwood does not provide funding as described above. The GECC line of credit is secured by Contracts and substantially all other assets of the Company. Both agreements extend through November 30, 1998. The two agreements are viewed as a single short-term warehouse line of credit, with advances varying according to the amount of pledged Contracts.

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

The Company's existing facility and data processing and management information systems currently have some excess capacity. The Company anticipates that it will incur certain limited capital expenditures during the next twelve months as its business continues to grow. In addition, the terms of the Company's lease agreement allows for the acquisition of an additional 7,000 square feet of contiguous space on November 1, 1996.

The descriptions of the Company's business and activities set forth in this Form 10-QSB and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding the future activities and results of operations of the Company. Actual results may be adversely affected by various factors including the following: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated; changes in interest rates, adverse changes in the market for securitized receivables pools, or a substantial lengthening of the Company's warehousing period, each of which could restrict the Company's ability to obtain cash for new Contract originations and purchases; increases in the amounts required to be set aside in Spread Accounts or to be expended for other forms of credit enhancement to support future securitizations; the reduction or unavailability or warehouse lines of credit which the Company uses to accumulate Contracts for securitization transactions; increased competition from other automobile finance sources; reduction in the number and amount of acceptable Contracts submitted to the Company by its automobile dealer network; changes in government regulations affecting consumer credit; and other economic, financial and regulatory factors beyond the Company's control.

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           FORM 10-QSB JUNE 30,1996


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this Filing, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           FORM 10-QSB JUNE 30, 1996

SIGNATURES
- ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Consumer Portfolio Services, Inc.
                             (Registrant)



Date:  August 8, 1996        /s/ Charles E. Bradley, Jr.
                             ----------------------------------------
                             Charles E. Bradley, Jr.
                             Director, President, Chief Executive Officer
                             (Principal Executive Officer)



Date:  August 8, 1996        /s/ Jeffrey P. Fritz
                             ----------------------------------------
                             Jeffrey P. Fritz
                             Chief Financial Officer
                             (Principal Financial Officer and
                             Principal Accounting Officer)