Form 10QSB
period 1996-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 1996-11-14
CIK 889609

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     --------------   --------------

                        Commission file number  0-20608
                                               ---------

                       CONSUMER PORTFOLIO SERVICES, INC.
-------------------------------------------------------------------------------
                (Name of small business issuer in its charter)


           California                                         33-0459135
----------------------------------                  ----------------------------
(State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                         Identification No.)


   2 Ada, Irvine, California                                    92618
-----------------------------                      ----------------------------
    (Address of principal                                    (Zip Code)
      executive offices)

Issuer's telephone number:  (714) 753-6800

Former name, former address and former fiscal year, if changed since last report: N/A


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.  Yes X    No
                                                              ---     ---

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 1996, the registrant had 13,647,842 common shares outstanding.

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                        FORM 10-QSB SEPTEMBER 30, 1996


                                     INDEX


Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed consolidated balance sheets as of September 30, 1996 and December 31, 1995.

                 Condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995.

                 Condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995.

                 Notes to condensed consolidated financial statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders

Signatures

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                   -------------   ------------
                                                        1996           1995
                                                   -------------   ------------
ASSETS
Cash                                               $     145,109   $ 10,895,157
Contracts held for sale (note 3)                      17,772,503     19,548,842
Servicing fees receivable                              2,732,971      1,454,707
Investment in subordinated certificates (note 2)             --       2,174,666
Investments in credit enhancements (note 2)           46,525,564     30,477,793
Excess servicing receivables                          19,110,958     11,108,251
Furniture and equipment, net                             630,520        548,535
Deferred financing costs                                 982,524      1,100,430
Other assets                                           5,528,007        569,944
                                                   -------------   ------------
                                                   $  93,428,156   $ 77,878,325
                                                   =============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses                $   4,526,558   $  1,341,905
Warehouse line of credit                               9,838,856      7,500,000
Taxes payable                                          2,091,084      2,912,084
Deferred tax liability                                 1,643,254      1,643,254
Notes payable                                         20,000,000     20,000,000
Convertible subordinated debt                          3,000,000      3,000,000
                                                   -------------   ------------
                                                      41,099,752     36,397,243

Shareholders' Equity
Preferred stock, $1 par value; authorized
5,000,000 shares; none issued                                --             --
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; 3,415,000
shares issued; none outstanding                              --             --
Common stock, no par value; authorized
30,000,000 shares; 13,556,842 and
13,298,642 shares issued and outstanding
at September 30, 1996 and December 31,
1995, respectively                                    33,955,739     33,265,239
Retained earnings                                     18,372,665      8,215,843
                                                   -------------   ------------
                                                      52,328,404     41,481,082
                                                   -------------   ------------
                                                   $  93,428,156   $ 77,878,325
                                                   =============   ============

See accompanying notes to condensed financial statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                              ----------------------------     ----------------------------
                                                  1996            1995             1996            1995
                                              ------------    ------------     ------------    ------------
Revenues:
Net gain on sale of contracts                 $  5,784,375    $  3,311,996     $ 15,864,442    $  9,941,674
Servicing fees (note 4)                          5,290,961       2,842,399       12,939,146       7,105,684
Interest                                         2,683,190       1,697,796        7,347,704       5,384,990
                                              ------------    ------------     ------------    ------------
                                                13,758,526       7,852,191       36,151,292      22,432,348
                                              ------------    ------------     ------------    ------------
Expenses:
Interest                                         1,597,213         808,036        4,309,859       2,835,237
Employee costs                                   2,363,903       1,160,601        6,121,280       3,087,263
General and administrative                       1,772,486         805,140        4,948,144       2,607,669
Marketing                                          500,383         346,284        1,117,051         708,097
Occupancy                                          138,676          69,627          542,009         271,411
Related party consulting fees                       18,750          87,500           56,250         262,500
Depreciation and amortization                       67,472          60,390          207,527         143,898
Provision for credit losses                        848,346         338,950        1,779,330         888,631
                                              ------------    ------------     ------------    ------------
                                                 7,307,229       3,676,950       19,081,450      10,804,706
                                              ------------    ------------     ------------    ------------
Income before income taxes                       6,451,297       4,175,663       17,069,842      11,627,642

Income taxes                                     2,617,000       1,643,018        6,913,020       4,733,542
                                              ------------    ------------     ------------    ------------
Net income                                    $  3,834,297    $  2,532,645     $ 10,156,822    $  6,894,100
                                              ============    ============     ============    ============
Net income per common and common
  equivalent share                            $       0.26    $       0.18     $       0.69    $       0.54
                                              ============    ============     ============    ============
Weighted average number of common
  and common equivalent shares                  14,828,719      13,915,172       14,746,930      12,837,934
                                              ============    ============     ============    ============
Fully diluted net income per common
  and common equivalent share                 $       0.25    $       0.17     $       0.67    $       0.49
                                              ============    ============     ============    ============
Fully diluted weighted average number
of common and common equivalent shares          15,520,106      14,917,746       15,452,640      14,001,510
                                              ============    ============     ============    ============

See accompanying notes to condensed consolidated financial statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                          September 30,
                                                  ----------------------------
                                                       1996           1995
                                                  -------------  -------------
Cash flows from operating activities:
 Net income                                       $  10,156,822  $   6,894,100
 Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                         207,527        143,898
  Amortization of excess servicing receivables        4,401,858      1,617,628
  Amortization of deferred financing costs              117,906            --
  Provision for credit losses                         1,779,330        888,631
  Gain on sale of contracts from excess
   servicing receivables                            (12,404,565)    (6,198,271)
  Loss on investment in NAB Asset Corporation           124,000            --
  Changes in operating assets and liabilities:
   Purchases of contracts held for sale            (254,322,070)  (114,803,980)
   Liquidation of contracts held for sale           254,319,079    117,891,066
   Servicing fees receivable                         (1,278,264)    (1,099,273)
   Prepaid related party expenses                           --         (30,834)
   Initial deposits to credit enhancement accounts   (9,020,145)    (7,262,503)
   Excess servicing deposited to credit
    enhancement accounts                            (13,274,535)    (6,721,998)
   Release of cash from credit enhancement
    accounts                                          6,246,909      8,087,419
   Deferred taxes                                           --        (381,616)
   Other assets                                      (1,082,063)       304,931
   Accounts payable and accrued expenses              3,184,653        288,795
   Warehouse line of credit                           2,338,856    (15,416,779)
   Taxes payable                                       (821,000)       329,681
   Deferred rent                                            --         (33,677)
                                                  -------------  -------------
     Net cash used in operating activities:          (9,325,702)   (15,502,782)

Cash flows from investing activities:
 Proceeds from sale of subordinated certificates      2,022,220            --
 Investment in NAB Asset Corporation                 (4,000,000)           --
 Purchases of furniture and equipment                  (289,512)      (381,616)
 Payments received on subordinated certificates         152,446        118,764
                                                  -------------  -------------
      Net cash used in investing activities          (2,114,846)      (262,852)

Cash flows from financing activities:
 Issuance of note to related party                          --       2,000,000
 Repayment of notes payable                                 --      (5,000,000)
 Issuance of common stock                                   --      13,304,550
 Exercise of options and warrants                       690,500        227,764
                                                  -------------  -------------
      Net cash provided by financing activities         690,500     10,532,314
                                                  -------------  -------------
Decrease in cash                                    (10,750,048)    (5,233,320)
Cash at beginning of period                          10,895,157      6,686,844
                                                  -------------  -------------
Cash at end of period                             $     145,109  $   1,453,524
                                                  =============  =============

Supplemental disclosure of cash flow information:
 Cash paid during the period
  Interest                                         $  3,766,359   $  2,568,007
  Income taxes                                     $  6,679,000   $  4,844,050

Supplemental disclosure of non-cash investing
 and financing activities:
  Issuance of common stock upon conversion
   of debt                                         $        --    $  2,000,000

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

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 10-KSB report for the nine month transition period ended December 31, 1995.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC") and CPS Funding Corp. ("CPSFC"). The consolidated financial statements also include the accounts of SAMCO Acceptance Corp. ("SAMCO") and LINC Acceptance Company, LLC ("LINC") both of which are 80% owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated.

On June 5, 1996, the Company purchased 38% of the outstanding common stock of NAB Asset Corporation ("NAB") for approximately $4 million. The investment in NAB is included in other assets and is accounted for by the Company under the equity method. All significant intercompany transactions and balances have been eliminated.

Included in other assets is a loan to a subsidiary of NAB. At September 30, 1996, the balance of the loan was approximately $600,000.


Note 2:  Investments in Credit Enhancements

The Company is a party to various agreements with institutional investors and investment banks for the sale of the Company's Contracts. The agreements call for the Company to sell Contracts to one of its special purpose corporation subsidiaries, either Alton or CPSRC (the "SPCs"), which subsequently transfer the Contracts to various grantor trusts (the "Trusts") which then issue interest bearing certificates which are purchased by institutional investors. The terms of the agreements provide that simultaneous with each purchase of certificates by the investor, the Company is required to provide a credit enhancement in the form of a cash capital contribution to the SPC equal to a specified percentage of the amount of the certificates purchased by the investor. The SPC then deposits the initial cash deposit, and subsequent excess servicing cash flows as required by the terms of the various agreements, to an account held by a trustee (the "Spread Account") and pledges the cash to the Trust, which in turn invests the cash in high quality liquid investment securities as defined by the various agreements. In the securitizations since June 1995, the Company altered the credit enhancement mechanism to create a subordinated class of asset-backed securities ("B Piece") in order to reduce the size of the required initial deposit to the Spread Account. The Company has sold five of six B Pieces created in conjunction with the sale of the related senior certificates. Unsold B Pieces are accounted for as available for sale and, when originated, are treated as non-cash investing activities. In the event that the cash flows generated by the Contracts transferred to the Trust are insufficient to pay obligations of the Trust, including principal or interest due to certificate holders or expenses of the Trust, the trustee will draw an amount necessary from the Spread Accounts to pay the

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

obligations of the Trust. The agreements provide that the Spread Accounts shall be maintained at a specified percent of the principal balance of the certificates, which are increased in cases where delinquencies, repossessions or losses exceed certain specified levels. In the event delinquencies, repossessions or losses on the Contracts serviced exceed specified higher levels defined in certain of the Company's securitization agreements, the terms of those securitizations may allow for the transfer of servicing to another servicer. As principal payments are made to the certificate holders, and if the Spread Accounts are in excess of the specified percent of the principal balance of the certificates, the trustee shall release to the SPC the portion of the pledged cash that is in excess of the specified percent of the principal balance of the certificates. Except for releases in this manner, the cash in the Spread Accounts is restricted from use by the SPC or the Company.


Note 3:  Contracts Held for Sale

The Contracts which the Company purchases from dealers provide for finance charges of approximately 20% per annum, in most cases. Each Contract provides for full amortization, equal monthly payments and can be fully prepaid by the borrower at any time without penalty. The Company generally purchases the Contracts from dealers at a discount, ranging from zero to ten percent, from the amount financed under the Contract. In addition, the Company generally charges the Dealer a fee of $200 per Contract purchased. Contracts are generally sold by the Company within three months of their purchase, although they may be held longer. Contracts held for sale are stated at the lower of aggregate cost or market value, net of related reserves. At September 30, 1996 and December 31, 1995, the balance of Contracts held for sale was made up of the following components:

                                              September 30,     December 31,
                                                  1996              1995
                                              -------------     -------------
Gross receivable balance                      $  23,351,660     $  24,694,964
Unearned finance charges                         (4,327,496)       (3,820,267)
Dealer discounts                                   (956,968)       (1,054,776)
Deferred contract acquisition net costs              61,127            59,077
Reserves for losses                                (355,820)         (330,156)
                                              -------------     -------------
Net contracts held for sale                   $  17,772,503     $  19,548,842
                                              =============     =============

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4:  Servicing Fees

Servicing fees are reported as income when earned, net of related amortization of excess servicing. Servicing costs are charged to expense as incurred. Servicing fees for the three and nine month periods ended September 30, 1996 and 1995, included the following components:

                                               Three Months Ended                Nine Months Ended
                                                 September 30,                     September 30,
                                       ------------------------------------------------------------------
                                             1996             1995            1996              1995
                                       --------------    ------------    --------------     -------------
Gross contract servicing fees          $   7,097,956     $  3,487,272     $  17,341,004     $   8,723,312
Amortization of excess servicing          (1,806,995)        (644,873)       (4,401,858)       (1,617,628)
                                       -------------     ------------     -------------     -------------
Net servicing fees                     $   5,290,961     $  2,842,399     $  12,939,146     $   7,105,684
                                       =============     ============     =============     =============

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

The Company also recognizes gains on its sales of Contracts. Gains are determined based upon the difference between the sale proceeds for the portion of Contracts sold and the Company's recorded investment in Contracts sold. The Company allocates the recorded investment in the Contracts between the portion of the Contracts sold and the portion retained based on the relative fair value of those portions on the date of sale. In addition, the Company recognizes gains attributable to its estimates of excess servicing receivables ("ESR") for each pool of Contracts it securitizes. ESRs are determined by computing the difference between the weighted average yield of the Contracts sold and the yield to the purchaser, adjusted for the base servicing fee based on the agreements between the Company and the purchaser. The resulting differential is recorded as a gain in the period of the sale equal to the present value of the estimated cash flows, net of any portion of the excess that may be due to the purchaser and adjusted for anticipated prepayments, repossessions, liquidations and other losses. To the extent that the actual future performance of the Contracts results in less excess cash flows than the Company estimated, the Company's ESRs will be adjusted at least quarterly, with corresponding charges recorded against income in the period in which the adjustment is made. To the extent that the actual cash flows exceed the Company's estimates,. the Company will record additional servicing fees in the periods in which the excess cash was collected.


Results of Operations

The three month period ended September 30, 1996 compared to the three month
---------------------------------------------------------------------------
period ended September 30, 1995
-------------------------------

Revenues. During the three months ended September 30, 1996, revenues increased $5.9 million, or 75.2%, compared to the three month period ended September 30, 1995. Servicing fees increased by $2.4 million, or 86.1%, and represented 38.5% of total revenues. Servicing fees consist primarily of base and excess monthly servicing fees earned on Contracts sold and serviced by the Company. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of September 30, 1996, the Company was earning servicing fees on 40,216 Contracts approximating $426.4 million compared to 22,062 Contracts approximating $233.2 million as of September 30, 1995. In addition to the $426.4 million in sold Contracts on which servicing fees were earned, the Company was holding for sale and servicing an additional $18.9 million in Contracts for an aggregate total servicing portfolio of $445.3 million.

Net gain on sale of Contracts includes (i) the excess of the amount realized on the sale of Contracts over the Company's net cost, (ii) the net present value of estimated excess servicing fees on sold Contracts, and (iii) the recognition of deferred acquisition fees paid by Dealers net of related acquisition costs. Net gain on sale of Contracts increased by $2.5 million, or

                       CONSUMER PORTFOLIO SERVICES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

74.6 %, and represented 42.0% of total revenues for the three month period ended September 30, 1996. The increase in gain on sale is largely due to the volume of Contracts which were sold in the period. During the three month period ended September 30, 1996, the Company sold $92.1 million in Contracts, compared to $45.0 million in the three month period ended September 30, 1995.

Interest income on Contracts held for sale increased by $1.0 million, or 58.0%, representing 19.5% of total revenues for the three month period ended September 30, 1996. The increase is due to the increase in the volume of contracts purchased and held for sale. During the three month period ended September 30, 1996, the Company purchased $94.0 million in Contracts from Dealers, compared to $48.3 million in the three month period ended September 30, 1995.

Expenses. During the three month period ended September 30, 1996, operating expenses increased $3.6 million, or 98.8%, compared to the three month period ended September 30, 1995. Employee costs increased by $1.2 million, or 103.7%, and represented 32.4% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $1.0 million, or 120.1% and represented 24.3% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

Marketing expenses increased by $154,099, or 44.5%, and represented 6.8% of total expenses. The Company uses a combination of independent contractor and employee marketing representatives, all of whom are compensated directly in proportion to the number of Contracts the Company purchases from Dealers serviced by the marketing representative. The fees paid to the marketing representatives for Contracts purchased are combined with other direct costs related to contract originations and are offset against acquisition fees paid by Dealers. Any direct costs in excess of the acquisition fees paid by Dealers are deferred and amortized, in the case of Contracts held for sale, or are offset against any gain on sale in the case of Contracts sold. Additional increases in marketing expense relate to other marketing expenses such as travel, promotion and convention expenses.

Interest expense increased $789,177, or 97.7%, and represented 21.9% of total operating expenses. During the three month period ended September 30, 1996, interest expense consisted of interest accrued and/or paid on a $3.0 million convertible note issued November 16, 1993, $20.0 million in subordinated debt securities issued December 20, 1995, and a warehouse line of credit. Interest expense is also impacted by the volume of Contracts held for sale, as well as by the Company's cost of borrowed funds.

During the three month period ended September 30, 1996, the provision for losses on Contracts held for sale increased by $509,396, or 150.3%, and represented 11.6% of total operating expenses. The increase in the provision reflects a larger volume of Contracts held prior to sale when compared to the same period in the prior year.

The nine month period ended September 30, 1996 compared to the nine month period
--------------------------------------------------------------------------------
ended September 30, 1995
------------------------

Revenues. During the nine months ended September 30, 1996, revenues increased $13.7 million, or 61.2%, compared to the nine month period ended September 30, 1995. Servicing fees increased by $5.8 million, or 82.1%, and represented 35.8% of total revenues. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities.

Net gain on sale of Contracts increased by $5.9 million, or 59.6%, and represented 43.9% of total revenues for the nine month period ended September 30, 1996. The increase in gain on sale is largely due to the volume of Contracts which

                       CONSUMER PORTFOLIO SERVICES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

were sold in the period. During the nine month period ended September 30, 1996, the Company sold $248.1 million in Contracts, compared to $144.3 million in the nine month period ended September 30, 1995.

Interest income on Contracts held for sale increased by $2.0 million, or 36.4%, representing 20.3% of total revenues for the nine month period ended September 30, 1996. The increase is due to the increase in the volume of contracts purchased and held for sale. During the nine month period ended September 30, 1996, the Company purchased $254.3 million in Contracts from Dealers, compared to $132.1 million in the nine month period ended September 30, 1995.

Expenses. During the nine month period ended September 30, 1996, operating expenses increased $8.3 million, or 76.6%, compared to the nine month period ended September 30, 1995. Employee costs increased by $3.0 million, or 98.3%, and represented 32.1% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $2.3 million, or 89.8% and represented 25.9% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

Marketing expenses increased by $408,954, or 57.8%, and represented 5.9% of total expenses. The increase is primarily due to the increase in the volume of contracts purchased as marketing representatives are compensated directly in proportion to the number of Contracts the Company purchases from Dealers serviced by the marketing representative. Additional increases in marketing expense relate to other marketing expenses such as travel, promotion and convention expenses.

Interest expense increased $1.5 million, or 52.0%, and represented 22.6% of total operating expenses. The increase is primarily due to the interest paid on the $20.0 million in subordinated debt securities issued December 20, 1995. Interest expense is also impacted by the volume of Contracts held for sale as well as by the Company's cost of borrowed funds.

During the nine month period ended September 30, 1996, the provision for losses on Contracts held for sale increased by $890,699, or 100.2%, and represented 9.3% of total operating expenses. The increase in the provision reflects a larger volume of Contracts held prior to sale when compared to the same period in the prior year.


Liquidity and Capital Resources

The Company's primary sources of cash include base and excess servicing fees it earns on portfolios of Contracts it has previously sold, proceeds from sales of Contracts, release of investments in credit enhancement balances pledged in conjunction with the securitization of its Contracts, and borrower payments on Contracts held for sale. The Company's primary uses of cash include its normal operating expenses and the establishment and build up of Spread Accounts, used for credit enhancements, to their maintenance levels.

Net cash used in operating activities was $9.3 million during the nine month period ended September 30, 1996, compared to net cash used of $15.5 million during the nine month period ended September 30, 1995. Cash used for purchasing Contracts was $254.3 million, an increase of $139.5 million, or 121.5%, over cash used for purchasing Contracts in the prior year's period. Cash provided from the liquidation of Contracts was $254.3 million, an increase of $136.4 million, or 115.7%, over cash provided from the liquidation of Contracts in the prior year's period.

The Company's cash requirements have been and will continue to be significant. Each agreement under which the Company has securitized and sold its Contracts required the Company to make a significant initial cash deposit, for

                       CONSUMER PORTFOLIO SERVICES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

purposes of credit enhancement, to a Spread Account which is pledged to support the related Asset Backed Securities ("ABS"), and is invested in high quality liquid securities. Excess cash flows from the securitized Contracts are deposited into the Spread Accounts until such time as the Spread Account balance reaches a specific percent of the outstanding balance of the related ABS. In its most recent securitizations, the Company established a subordinated B Piece in order to reduce the size of the required initial deposit to the Spread Accounts. The Company has sold five of six B Pieces created in conjunction with the sale of the related senior certificates.

During the nine month period ended September 30, 1996, cash used for initial deposits to Spread Accounts was $9.0 million, an increase of $1.8 million, or 24.2%, from the amount of cash used for initial deposits to Spread Accounts in the prior year's period. Cash from excess servicing deposited to Spread Accounts for the nine month period ended September 30, 1996, was $13.3 million, an increase of $6.6 million, or 97.5%, over cash from excess servicing deposited to Spread Accounts in the prior year's period. Cash released from Spread Accounts for the nine month period ended September 30, 1996, was $6.2 million, a decrease of $1.8 million, or 22.8%, over cash released from Spread Accounts in the prior year's period. Changes in deposits to and releases from Spread Accounts are impacted by the relative size and seasoning of the various pools of sold Contracts that make up the Company's servicing portfolio. In the nine month period ended September 30, 1996, certain securitized pools exceeded predetermined delinquency levels which resulted in increased Spread Account levels, and consequently, less releases in cash from Spread Accounts. The Company believes that increases in delinquency are due to changes in its strategy regarding the timing of repossessions of vehicles under its Contracts. The Company is currently in discussions with parties to the various securitization agreements and believes those discussions will result in modifications to the agreements that will provide for delinquency levels which are more reflective of the Company's experience. As a result, the Company would anticipate greater releases of cash from Spread Accounts in the future.

During the nine month period ended September 30, 1996, the Company purchased 38% of the outstanding common stock of NAB Asset Corporation for approximately $4 million.

Cash flows are impacted by the use of the credit line (the "Line"), which is in turn is impacted by the amount of Contracts the Company holds for sale. At September 30, 1996, the Line had an outstanding balance of $9.8 million, compared to $15.5 million at September 30, 1995. In June 1995, the Company entered into two new agreements which restructured the Line and increased the maximum available amount to $100.0 million. The primary agreement provides for loans by Redwood Receivables Corporation ("Redwood") to the Company, to be funded by commercial paper issued by Redwood and secured by Contracts pledged periodically by the Company. The Redwood facility provides for a maximum of $100.0 million of advances to the Company, with interest at a variable rate tied to prevailing commercial paper rates. When the Company wishes to securitize these Contracts, a substantial part of the proceeds received from investors is paid to Redwood, which simultaneously releases the pledged Contracts for transfer to a pass-through securitization trust. The second agreement is a standby line of credit with General Electric Capital Corporation ("GECC"), also with a $100.0 million maximum, which the Company may use only if and to the extent that Redwood does not provide funding as described above. The GECC line of credit is secured by Contracts and substantially all other assets of the Company. Both agreements extend through November 30, 1998. The two agreements are viewed as a single short-term warehouse line of credit, with advances varying according to the amount of pledged Contracts.

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

                       CONSUMER PORTFOLIO SERVICES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 1, 1996, the Company began to rent an additional 7,000 square feet of contiguous office space in accordance with the Company's lease agreement. In addition, the Company recently acquired an additional, and significantly upgraded, IBM AS/400 computer. This hardware represents the primary platform on which the Company processes its Contracts. The Company anticipates that it will incur certain limited capital expenditures during the next twelve months as its business continues to grow.

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

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                        FORM 10-QSB SEPTEMBER 30, 1996

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on July 31, 1996, at which the following action was taken:

1. The following persons were elected directors of the Company by the votes of shares indicated to hold office until the next annual meeting.

           Name              Votes For    Votes Withheld   Abstain     Total
           ----              ----------   --------------   -------   ----------
Charles E. Bradley, Sr.      10,642,985        103,117        0      10,746,102
Charles E. Bradley, Jr.      10,642,985        103,117        0      10,746,102
William B. Roberts           10,642,985        103,117        0      10,746,102
John G. Poole                10,642,985        103,117        0      10,746,102
Robert A. Simms              10,642,985        103,117        0      10,746,102
Thomas L. Chrystie           10,642,985        103,117        0      10,746,102


2. A proposal to ratify the appointment of KPMG Peat Marwick as the Company's independent auditors for the year ending December 31, 1996, was approved by the holders of the Company's common stock. The vote of common shareholders on this proposal was a follows: 10,577,885 shares in favor, 20,270 shares against and 147,947 shares abstaining.

There were zero shares of broker no-votes on all above matters.

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                        FORM 10-QSB SEPTEMBER 30, 1996


Signatures
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Consumer Portfolio Services, Inc.
                                  (Registrant)



Date:  November 13, 1996          /s/  Charles E. Bradley, Jr.
                                  ------------------------------
                                  Charles E. Bradley, Jr.
                                  Director, President, Chief Executive Officer
                                  (Principal Executive Officer)


Date:  November 13, 1996          /s/  Jeffrey P. Fritz
                                  ------------------------------
                                  Jeffrey P. Fritz
                                  Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)