Form 10-K
period 1996-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 1997-03-31
CIK 889609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1996
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 1-14116

CONSUMER PORTFOLIO SERVICES, INC.
(Exact name of registrant as specified in its charter)

California                               33-0459135
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

2 Ada, Irvine, California                92618
(Address of principal executive          (Zip Code)
offices)

Registrant's telephone number, including area code: (714) 753-6800

Securities registered pursuant to section 12(b) of the Act:
Title of each class:  Rising Interest Subordinated Redeemable
Securities due 2006
Name of each exchange on which registered:  New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: Common stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes / x /  No /   /

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. /   /

The aggregate market value on March 27, 1996 (based on the $8.00 average of closing bid and asked prices on Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was $72,793,112. The number of shares of the registrant's Common
Stock outstanding on March 27, 1997 was 13,779,442

DOCUMENTS INCORPORATED BY REFERENCE: The Registrant's proxy statement for its 1997 annual meeting of shareholders is incorporated by reference into Part III of this report.

Part I

ITEM 1. BUSINESS

A description of the business of Consumer Portfolio Services, Inc. (the "Registrant" or the "Company") appears as pages 31 through 47 of the preliminary prospectus ("Preliminary Prospectus") included in amendment number 3 to the registrant's registration statement, file number 333-21289, as filed with the Securities and Exchange Commission on March 28, 1997. Such description is incorporated herein by reference.

ITEM 2. PROPERTY

The information appearing at page 47 of the Preliminary Prospectus under the caption "Property" is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, the registrant is not involved in any material litigation in which it is the defendant. The registrant regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information appearing at page 18 of the Preliminary Prospectus under the caption "Price Range of Common Stock and Dividend Policy" is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information appearing at pages 20 and 21 of the Registration Statement under the caption "Selected Consolidated Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The text appearing at pages 22 through 30 of the Preliminary Prospectus under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information appearing at page 68 of the Preliminary Prospectus and pages F-1 through F-25 of the Preliminary Prospectus, comprising an index to Consolidated Financial Statements, an Independent Auditors' Report, Consolidated Financial Statements and Notes thereto, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 1997 (the "1997 Proxy Statement"). The 1997 Proxy Statement will be filed not later than April 30, 1997. Information regarding executive officers of the registrant is incorporated by reference to the information appearing on pages 48 through 50 of the Preliminary Prospectus under the caption "Management."

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the 1997 Proxy Statement.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

Exhibit
  No.
Exhibit 3.1 Restated Articles of Incorporation of the Company, as amended on December 13, 1993, and March 7, 1996.(A)
Exhibit 3.2 Amended and Restated By-Laws of the Company, adopted November 30, 1993. (B)
Exhibit 4.1 The Indenture dated December 15, 1995, between Consumer Portfolio Services, Inc., and Harris Trust and Savings Bank. (E)
Exhibit 4.2 First Supplemental Indenture dated December 15, 1995, between Consumer Portfolio Services, Inc., and Harris Trust and Savings Bank. (E)
Exhibit 10.1 1991 Stock Option Plan as amended on April 27, 1994, and forms of Stock Option Agreement. (B)
Exhibit 10.2 Lease Agreement dated February 14, 1991 between Holdings and Irvine Technology Partners ("ITP"), First Amendment to Lease dated as of June 26, 1992 by and among ITP, Holdings and the Company and Assignment and Assumption of Lease dated April 1, 1992 by and between

Holdings and the Company. (C)
Exhibit 10.3   Amendment #2, dated January 17, 1995, between ITP and
Consumer Portfolio Services, Inc., to Lease Agreement dated February 14,
1991, between Holdings and Irvine Technology Partners ("ITP"), First
Amendment to Lease dated as of June 26, 1992, by and among ITP, Holdings and the Company and Assignment and Assumption of Lease dated April 1,
1992, by and between Holdings and the Company.(D)
Exhibit 10.4   Form of Automobile Dealer Agreement between the Company
and its Dealers and the related Assignment. (C)
Exhibit 10.5   Consulting Agreement dated February 14, 1996, by and
between the Company and Stanwich Partners, Inc.(A)
Exhibit 10.6   The Receivables Funding and Servicing Agreement, dated
June 1, 1995, between Consumer Portfolio Services, Inc., CPS Funding
Corp., Redwood Receivables Corporation and General Electric Capital Corporation.(A)
Exhibit 10.7   Amended and Restated Motor Vehicle Installment Contract
Loan and Security Agreement, dated June 1, 1995, between Consumer
Portfolio Services, Inc., and General Electric Capital Corporation.(A)
Exhibit 10.8   Agreement and Plan of Merger, dated August 30, 1995,
between Consumer Portfolio Services, Inc., and CPS Holdings, Inc. (F)
Exhibit 10.9   Promissory Note, dated September 27, 1995, made by the
Company in favor of Charles E. Bradley, Sr., in the aggregate principal amount of $2,000,000.(A)
Exhibit 10.10  Promissory Note, dated July 6, 1995, made by the Company in favor of SunAmerica, Inc., in the aggregate principal amount of
$2,000,000.(A)
Exhibit 10.11  Lease Agreement dated December 9, 1996 between the Company and The Prudential Insurance Company of America, relating to the
Company's branch facility in Chesapeake, Virginia.
Exhibit 11.0   Statement re Computation of Per Share Earnings.
Exhibit 21.1   Subsidiaries of the Company.
Exhibit 23.1   Consent of independent auditors.
Exhibit 24.    Director Powers of Attorney.
Exhibit 27.    Financial Data Schedule.
Exhibit 99.1 Pages 18, 20 through 47, 68 and F-1 through F-25 of the preliminary prospectus included in registrant's registration statement on Form S-3, file number 333-21289, amendment number 3 thereto, as filed March 28, 1997.
____________________
A. Previously filed as an exhibit to the Company's Form 10-KSB for the transition period ended December 31, 1995, and incorporated herein by reference.
B. Previously filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1994, and incorporated herein by reference.
C. Previously filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-49770, as amended, and incorporated herein by reference.
D. Previously filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.
E. Previously filed as an exhibit to the Company's Form 8-K, filed on December 26, 1995, and incorporated herein by reference.
F. Previously filed as an exhibit to the Company's Proxy Statement for the September 26, 1995, Annual Meeting, and incorporated herein by reference.

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended December 1996, two reports on

Form 8-K were filed by the Company. Each of such two reports included responses to Items 5 and 7 of Form 8-K relating to "Other Information," and "Financial Statement and Exhibits," respectively. No financial statements were filed with either of such reports on Form 8-K. Each of such two reports related to the Company's December 1996 sale of Contracts in a securitization transaction.

The first of the two reports, dated December 19, 1996 and filed December 23, 1996, filed the forms of Underwriting Agreement, Pooling and Servicing Agreement and Receivables Purchase Agreement relating to that transaction, and the second, dated December 11, 1996 and filed December 19, 1996, filed computational materials relating to the securitization transaction.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)

* /s/Jeffrey P. Fritz                     Date:  March 28, 1997
  Jeffrey P. Fritz
  Sr. Vice President and Chief Financial Officer

 Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

* /s/                                      Date:  March 28, 1997
  Charles E. Bradley, Sr.
  Chairman of the Board

* /s/                                      Date:  March 28, 1997
  Charles E. Bradley, Jr.
  Director, President and Chief Executive Officer
  (Principal Executive Officer)

* /s/                                      Date:  March 28, 1997
  William B. Roberts
  Director

* /s/                                      Date:  March 28, 1997
  John G. Poole
  Director

* /s/                                      Date:  March 28, 1997
  Thomas L. Chrystie
  Director

                                           Date:
  Robert A. Simms
  Director

  /s/ Jeffrey P. Fritz                     Date:  March 28, 1997
  Jeffrey P. Fritz
  Chief Financial Officer
  (Principal Financial Officer and Principal Accounting Officer)


* /s/ Jeffrey P. Fritz                      Date:  March 28, 1997
By Jeffrey P. Fritz, Attorney-in-fact

EXHIBIT INDEX

The following exhibits are filed herewith:

Exhibit 10.11 Lease Agreement dated December 9, 1996 between the Company and The Prudential Insurance Company of America, relating to the Company's branch facility in Chesapeake, Virginia.
Exhibit 11.0   Statement re Computation of Per Share Earnings.
Exhibit 21.1   Subsidiaries of the Company.
Exhibit 23.1   Consent of independent auditors.
Exhibit 24.    Director Powers of Attorney.
Exhibit 27.    Financial Data Schedule.
Exhibit 99.1 Pages 18, 20 through 47, 68 and F-1 through F-25 of the preliminary prospectus included in registrant's registration statement on Form S-3, file number 333-21289, amendment number 3 thereto, as filed March 28, 1997.