Form 10-K/A
period 1996-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 1997-04-14
CIK 889609

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

The aggregate market value on March 31, 1996 (based on the $8.00 average of closing bid and asked prices on Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was $76,457,112. The number of shares of the registrant's Common Stock outstanding on March 31, 1997 was 14,279,442

DOCUMENTS INCORPORATED BY REFERENCE: The registrant's proxy statement for its 1997 annual meeting of shareholders is incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

GENERAL

     Consumer Portfolio Services, Inc. (the "Company" or the "registrant") is a consumer finance company specializing in the business of purchasing, selling and servicing retail automobile installment contracts ("Contracts") originated by dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to borrowers with limited credit histories, low incomes or past credit problems ("Sub-Prime Borrowers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing from more traditional sources of automobile financing such as banks, credit unions or finance companies affiliated with major automobile manufacturers.

HISTORY

     The Company was incorporated in March 1991 as a wholly owned subsidiary of CPS Holdings, Inc. ("Holdings") (formerly known as FWB Acceptance Corp.). Holdings was formed in April 1990 by Charles E. Bradley, Sr., the Chairman of the Board of the Company, in order to enter into the automobile financing business. Mr. Bradley believed that the Sub-Prime Borrower segment of this business had the potential for growth and profit due in part to the withdrawal from such business by many savings and loan associations and other financial institutions. In December 1995, Holdings was merged with and into the Company.

     The period from March 8, 1991 (the Company's inception) through May 1991 was devoted to the start-up of the Company's operations. On May 31, 1991, the Company first acquired certain third-party loan servicing contracts and in June 1991 began earning servicing fee income. The Company thereafter added to its third-party loan servicing portfolio and, in October 1991, began acquiring Contracts and selling them to General Electric Capital Corporation ("GECC"). To date, the Company has sold $42.6 million in Contracts to GECC and an additional $100.1 million to Sun Life Insurance Company of America ("Sun Life"). Since June 1994, the Company has issued an additional $642.6 million of "AAA"-rated and $27.3 million of "BB"-rated certificates backed by Contracts to various institutional investors. Since June 1996, all sales of "AAA"-rated certificates have been made in public offerings pursuant to registration statements filed with the Securities and Exchange Commission. See "Servicing of Contracts-- Third-Party Loan Servicing" and "Purchase and Sale of Contracts--Securitization and Sale of Contracts to Institutional Investors."

AUTOMOBILE FINANCING INDUSTRY

     Automobile financing is the largest category, by dollar amount, of consumer installment debt in the United States. Most traditional sources of automobile financing, such as commercial banks, credit unions and captive finance companies affiliated with major automobile manufacturers, generally provide automobile financing for the most creditworthy, or so-called "prime" borrowers. The Company believes that the strong credit performance and large size of the market have led to intense price competition in the financing market for prime borrowers, and, in turn, low profit margins, effectively limiting this market to only the largest participants. In addition, special low-rate financing programs offered by automobile manufacturers' captive finance companies to promote the sale of specific automobiles have added to the competition within the prime borrower market.

     Although prime borrowers represent the largest segment of the automobile financing market, there are many potential purchasers of automobiles who do not qualify as prime borrowers. Purchasers considered by the Company to be Sub-Prime Borrowers have limited credit histories, low incomes or past credit problems and, therefore, are unable to obtain credit from traditional sources of automobile financing, such as commercial banks, credit unions or captive finance companies affiliated with major automobile manufacturers. (The terms "prime" and "sub-prime" reflect the Company's categorization of borrowers and bear no relationship to the prime rate of interest or persons who are able to borrow at that rate.) The Company believes that, because these potential purchasers represent a substantial market, there is a demand by automobile dealers for Sub-Prime Borrower financing that has not been effectively served by traditional automobile financing sources.

     According to the Board of Governors of the Federal Reserve System, as of March 1996, there was approximately $359 billion in automobile-related installment credit outstanding. The Company is unaware of any authoritative estimates of the size of the "non-prime" portion of this market, although various sources have estimated that the potential loan base in this portion of the market is between $50 billion and $70 billion. Based on these figures, the Company's "Servicing Portfolio" (the aggregate principal amount of Contracts for which the Company performs collection services) represents less than one percent of the market.

BUSINESS STRATEGY

     The Company's primary objective is to increase revenue and earnings through the expansion of its sales and servicing of Contracts purchased from Dealers. The Company has substantial operational and administrative capacity to expand its business. The Company's strategy is to:

-    Maintain consistent underwriting standards and portfolio performance.

-    Increase the number of Contracts it purchases from its existing Dealers.

- Expand its Dealer network, in part by entry into other geographic areas. During the year ended December 31, 1996, 52.1% of the Contracts acquired by the Company related to borrowers who resided in California, Florida, Pennsylvania and Texas (see "Purchase and Sale of Contracts--Dealer Contract Purchase Program").

- Control and/or reduce its cost of funds by proper structuring of its securitization offerings and by obtaining the necessary ratings from nationally recognized credit rating agencies.

- Evaluate opportunities to provide additional products and services, such as automobile insurance, credit cards and extended maintenance contracts.

EXPANSION AND DIVERSIFICATION

     In March 1996, the Company formed Samco Acceptance Corp. ("Samco"), an 80 percent-owned subsidiary based in Dallas, Texas. Samco's business plan is to provide the Company's sub-prime auto finance products to rural areas through independently owned finance companies. The Company believes that many rural areas are not adequately served by other industry participants due to their distance from large metropolitan areas where a Dealer marketing representative is most likely to be based.

     Samco employees call on independent finance companies ("IFCs"), primarily in the southeastern United States and present them with financing programs that are essentially identical to those which the Company markets directly to Dealers through its marketing representatives. The Company believes that a typical rural IFC has relationships with many local automobile purchasers as well as Dealers who, because of their financial resources or capital structure are generally unable to provide 36, 48 or 60 month financing for an automobile.
IFCs may offer Samco's financing programs to borrowers directly or to local Dealers. Upon submission of applications to Samco, credit personnel who have been trained by the Company use the Company's proprietary systems to evaluate the borrower and the proposed Contract terms. Samco purchases Contracts from the IFCs after its credit personnel have performed all of the underwriting and verification procedures that the Company performs for Contracts it purchases from Dealers. Servicing and collection procedures on Samco Contracts are performed by the Company at its headquarters in Irvine, California. However, Samco may solicit aid from the IFC in collecting accounts that are seriously past due. As of December 31, 1996, Samco had purchased 399 Contracts with original balances aggregating $4.7 million.

     In May 1996, the Company formed LINC Acceptance Corp. ("LINC"), an 80 percent-owned subsidiary based in Norwalk, Connecticut. LINC's business plan is to provide the Company's sub-prime auto finance products to credit unions, banks and savings and loans ("Deposit Institutions"). The Company believes that credit unions, banks and savings and loans do not generally make loans to sub-prime borrowers, even though they may have relationships with Dealers and have sub-prime borrowers as deposit customers.

     LINC proposes to have certain of its employees call on various Deposit Institutions and present them with a financing program that is similar to those which the Company markets directly to Dealers through its marketing representatives. The LINC program is intended to result in a slightly more creditworthy borrower than the Company's regular programs by requiring slightly higher income and lower debt-to-income ratios. LINC's customers may offer its financing program to borrowers directly or to local Dealers. Unlike Samco, which has employees who evaluate applications and make decisions to purchase Contracts, LINC applications will be submitted by the Deposit Institution directly to the Company, where the approval, underwriting and purchase procedures will be performed by Company staff who will work with LINC
as well as with the Company's Dealers.   Servicing and collection procedures on
LINC Contracts will be performed entirely by the Company using its personnel. As of December 31, 1996, LINC had purchased seven Contracts with original balances aggregating $81,000.

     In June 1996, the Company acquired 38% of the outstanding shares of NAB Asset Corporation ("NAB") for $4.3 million. At the time of the acquisition, NAB had approximately $3.5 million in cash and no significant operations.
Subsequent to the Company's investment in NAB, NAB purchased Mortgage Portfolio Services, Inc. ("MPS") from the Company for $300,000. MPS is a Dallas, Texas-based mortgage broker-dealer which the Company formed in April 1996. MPS specializes in the origination and sale of sub-prime residential mortgages. In July 1996, NAB formed CARSUSA, Inc., which subsequently purchased a Mitsubishi dealership in Riverside, California. The Company provides CARSUSA with an $800,000 line of credit for financing its vehicle inventory. In November 1996, NAB purchased Mack Financial Ltd, a small appliance "rent to own" company based in Dallas, Texas.

     In January 1997, the Company purchased 80% of the outstanding shares of an equipment financing company, Stanwich Leasing, Inc. ("SLI"), from its shareholders, who included two directors of the Company, Charles E. Bradley, Sr. and John G. Poole. The purchase price was $100,000 in cash. As of December 31, 1996, SLI owned and serviced an outstanding equipment lease portfolio of approximately $2.0 million, and had a book value of approximately $37,000.

PURCHASE AND SALE OF CONTRACTS

     DEALER CONTRACT PURCHASE PROGRAM. As of December 31, 1996, the Company was a party to its standard form dealer agreements ("Dealer Agreements") with 2,182 Dealers. Approximately 93.2% of these Dealers are franchised new car dealers that sell both new and used cars and the remainder are independent used car dealers. For the year ended December 31, 1996, approximately 88.5% of the Contracts purchased by the Company consisted of financing for used cars and the remaining 11.5% for new cars. Most of these Dealers regularly submit Contracts to the Company for purchase, although such Dealers are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the year ended December 31, 1996, no Dealer accounted for more than 2.3% of the total number of Contracts purchased by the Company. In addition, the Company continues to diversify geographically, and has reduced its concentration of Contract purchases in California from 35.0% for the year ended December 31, 1995, to 25.8% for the year ended December 31, 1996. The following table sets forth the geographical sources of the Contracts purchased by the Company (based on the addresses of the borrowers as stated on the Company's records) during each of the years ended December 31, 1996 and December 31, 1995.

                            CONTRACTS PURCHASED DURING YEAR ENDED
                ---------------------------------------------------------------
                     DECEMBER 31, 1996                    DECEMBER 31, 1995
                ---------------------------       -----------------------------
                  NUMBER           PERCENT            NUMBER            PERCENT
                ---------       -----------       -----------       -----------
 California         7,296             25.8%             5,157             35.0%
 Pennsylvania       2,730              9.6%             1,432              9.7%
 Florida            2,638              9.3%             1,555             10.6%
 Texas              2,073              7.3%             1,046              7.1%
 Illinois           1,385              4.9%               963              6.5%
 Tennessee          1,225              4.3%               221              1.5%
 New York           1,201              4.2%               384              2.6%
 Louisiana          1,184              4.2%               271              1.8%
 Ohio               1,180              4.2%               119              0.8%
 Nevada             1,060              3.7%               750              5.1%
 Maryland             920              3.3%               106              0.7%
 Alabama              906              3.2%                93              0.6%
 Michigan             788              2.8%               598              4.1%
 New Jersey           625              2.2%               308              2.1%
 Hawaii               507              1.8%               452              3.1%
 Other states       2,587              9.1%             1,283              8.7%
                ---------                         -----------
   Total           28,305                              14,738
                ---------                         -----------
                ---------                         -----------


     When a retail automobile buyer elects to obtain financing from a Dealer, an application is taken for submission by the Dealer to its financing sources. Typically, a Dealer will submit the buyer's application to more than one financing source for review. The Company believes the Dealer's decision to finance the automobile purchase with the Company, rather than other financing sources, is based primarily upon an analysis of the discounted purchase price offered for the Contract, the timeliness, consistency and predictability of response, the cash resources of the financing source, and any conditions to purchase.

     Upon receipt of an application from a Dealer, the Company's administrative personnel order a report containing information from the three major national credit bureaus on the applicant to document the buyer's credit history. If, upon review by a Company loan officer, it is determined that the application meets the Company's underwriting criteria, or would meet such criteria with modification, the Company requests and reviews further information and supporting documentation and, ultimately, decides whether to purchase the Contract. When presented with an application, the Company attempts to notify the Dealer within four hours as to whether it intends to purchase such Contract. The Company buys Contracts directly from Dealers and does not make loans directly to purchasers of automobiles.

     The Company has historically purchased Contracts from Dealers at discounts ranging from 0% to 10% of the total amount financed under the Contracts, depending on the perceived credit risk of the Contract, plus a flat acquisition fee, generally $200, for each Contract purchased. Discounts averaged 4.1% and 2.8% for the years ended December 31, 1995 and 1996, respectively. The Company believes that the level of discounts and fees are a significant factor in the Dealer's decision to submit a Contract to the Company for purchase, and will continue to play such a role in the future. Effective January 10, 1997, the Company began purchasing all Contracts without a percentage discount, charging Dealers only an acquisition fee ranging from zero to $1,195 for each Contract purchased. The fees vary based on the perceived credit risk and, in some cases, the interest rate on the Contract. The acquisition fees instituted in January 1997 are larger, on average, than the acquisition fees previously charged in conjunction with percentage discounts, so as to result in a similar net purchase price on a typical Contract.

     The Company attempts to control Dealer misrepresentation by carefully screening the Contracts it purchases, by establishing and maintaining professional business relationships with Dealers, and by including certain representations and warranties by the Dealer in the Dealer Agreement. Pursuant to the Dealer

Agreement, the Company may require the Dealer to repurchase any Contract in the event that the Dealer breaches its representations or warranties or if a borrower fails, for any reason, to make timely payment of the first installment due under a Contract. There can be no assurance, however, that any Dealer will have the financial resources to satisfy its repurchase obligations to the Company.

     BULK PURCHASES. The Company has purchased portfolios of Contracts in bulk ("Bulk Purchases") from other companies that had previously purchased the Contracts from Dealers, and assumed the servicing thereon. To date, the Company has made four such Bulk Purchases aggregating approximately $22.9 million. In considering Bulk Purchases, the Company carefully evaluates the credit profile and payment history of each portfolio and negotiates the purchase price accordingly. The credit profiles of the Contracts in each of the portfolios purchased are similar to those in the underwriting standards used by the Company in its normal course of business. The Bulk Purchases were made at purchase prices ranging from 93.0% to 100.0% of the aggregate principal balance of the Contracts. The Company may consider the purchase of additional portfolios from third parties, but has not made any such purchases since August 1995. As of December 31, 1996, Contracts that were acquired in Bulk Purchases and not yet sold account for 0.2% of the Servicing Portfolio.

     CONTRACT PURCHASE CRITERIA. To be eligible for purchase by the Company, a Contract must have been originated by a Dealer that has entered into a Dealer Agreement to sell Contracts to the Company. The Contracts must be secured by a first priority lien on a new or used automobile, light truck or passenger van and must meet the Company's underwriting criteria. In addition, each Contract requires the borrower to maintain physical damage insurance covering the financed vehicle and naming the Company as a loss payee. The Company or any purchaser of the Contract from the Company may, nonetheless, suffer a loss upon theft or physical damage of any financed vehicle if the borrower fails to maintain insurance as required by the Contract and is unable to pay for repairs to or replacement of the vehicle or is otherwise unable to fulfill its obligations under the Contract.

     The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Sub-Prime Borrowers and the adequacy of the financed vehicle as security for a Contract. These criteria include standards for price; term; amount of down payment, installment payment and add-on interest rate; mileage, age and type of vehicle; amount of the Contract in relation to the value of the vehicle; borrower's income level, job and residence stability, credit history and debt serviceability; and other factors. Specifically, the Company's guidelines limit the maximum principal amount of a purchased Contract to 115% of wholesale book value in the case of used vehicles or to 110% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. The Company does not finance vehicles that are more than eight model years old or have in excess of 85,000 miles. The maximum term of a purchased Contract is 60 months; a shorter maximum term may be applied based on the year and mileage of the vehicle. These criteria are subject to change from time to time as circumstances may warrant. Upon receiving this information with the borrower's application, the Company's underwriters will verify the borrower's employment, residency, insurance and credit information provided by the borrower by contacting various parties noted on the borrower's application, credit information bureaus and other sources. The Company typically completes its credit review and responds to the Dealer within four hours.

     CREDIT SCORING. From inception through December 31, 1996, the Company has purchased $729.1 million in Contracts and, as of that date, had an outstanding Servicing Portfolio of $505.9 million. The Company's management information systems are structured to include a variety of credit and demographic data for each Contract as well as maintaining data which indicate each Contract's past or current performance characteristics. Furthermore, the Company's technical staff have the ability to interrogate the database to compare performing and non-performing Contracts and to ascertain which demographic and credit related data elements may be predictors of credit performance.

     In November 1996, the Company implemented a scoring model which assigns each Contract a numeric value (a "credit score") at the time the application is received from the Dealer and the borrower's credit information is retrieved from the credit reporting agencies. The credit score is based on a variety of parameters such as the borrower's job and residence stability, the amount of the down payment, and the age and mileage of the vehicle. The Company has developed the credit score as a means of improving its productivity by identifying Contracts where the characteristics are so strong (or alternatively, so weak), that the initial notification to the Dealer can be given without the more extensive analysis that a Company loan officer would give to a more average scoring Contract. Regardless of the credit score a Contract originally receives, the Company's underwriters perform the same extensive review and
verification procedures on all Contracts.   In addition to productivity
improvements, the credit score is used to identify Contracts for which review by a supervisor or manager prior to approval and purchase may be appropriate.

     Once an application is approved, financing documents are generated by the Dealer and the Company obtains a certificate of title for the vehicle when a lien is recorded, and various other documents pertaining to the borrower's credit application. After the documents are signed by the Dealer and the borrower, the Dealer sells the Contract to the Company. The borrower then receives monthly billing statements.

     All of the Contracts purchased by the Company are fully amortizing and provide for level payments over the term of the Contract. The average original principal amount financed under Contracts purchased in the year ended December 31, 1996 was approximately $12,606, with an average original term of approximately 54.0 months and an average down payment of 15.3%. Based on information contained in borrower applications, for this twelve-month period, the retail purchase price of the related automobiles averaged $12,855 (which excludes tax and license fees, and any additional costs such as a maintenance contract), the average age of the vehicle at the time the Contract was purchased was 3 years, and the Company's average borrower at the time of purchase was approximately 37.0 years old, with approximately $32,007 in average household income and an average of 4.6 years' history with his or her current employer.

     All Contracts may be prepaid at any time without penalty. In the event a borrower elects to prepay a Contract in full, the payoff amount is calculated by deducting the unearned interest (as determined by the "Rule of 78s" method, where applicable) from the Contract balance. When a partial prepayment is made on a Contract originated in California, at the option of the borrower, the future monthly payments may be reduced pro rata by the aggregate amount of the prepayment, payment of the next succeeding regular monthly payments may be suspended, or the borrower may continue to make the regular monthly payments and thereby pay the Contract in full prior to its scheduled amortization. With respect to Contracts originated outside of California, the portion of each payment on the Contracts allocated to principal and interest and the payoff amount in the event of a full prepayment would be determined by the Rule of 78s method or such other interest amortization method as is permitted by applicable state law.

     Each Contract purchased by the Company prohibits the sale or transfer of the financed vehicle without the Company's consent and allows for the acceleration of the maturity of a Contract upon a sale or transfer without such consent. In most circumstances, the Company will not consent to a sale or transfer of a financed vehicle unless the related Contract is prepaid in full.

     The Company believes that the most important requirements to succeed in the sub-prime automobile financing market are the ability to control borrower and Dealer misrepresentation at the point of origination; the development and consistent implementation of objective underwriting criteria specifically designed to evaluate the creditworthiness of Sub-Prime Borrowers; and the maintenance of an active program to monitor performance and collect payments.

     SECURITIZATION AND SALE OF CONTRACTS TO INSTITUTIONAL INVESTORS. The Company purchases Contracts with the intention of reselling them to institutional investors ("Investors") either as bulk sales or as asset-backed securities. Asset-backed securities are generally structured as follows:
First, the Company sells a portfolio of Contracts to a wholly-owned subsidiary which has been established for the limited purpose of buying and reselling the Company's Contracts. The subsidiary then sells the same Contracts to a grantor trust, and the grantor trust in turn issues interest-bearing asset-backed securities in an amount equal to the aggregate principal balance of the Contracts. One or more Investors purchase these asset-backed securities, the proceeds of which are used by the grantor trust to purchase the Contracts from the subsidiary, which uses such proceeds to purchase the Contracts from the Company. In addition, the Company provides a credit enhancement for the benefit of investors in the form of an initial cash deposit to a specific trust account ("Spread Account") and a deposit of certain excess servicing cash flows. Since its September 1995 securitization, and, it is expected, on an ongoing basis in the future, the Company altered the credit enhancement mechanism used in its securitizations to create and sell a subordinated security ("B Piece") in order to reduce the size of the required initial deposit to the Spread Account. The B Piece provides an additional credit enhancement to the senior security holders because distributions of interest on the B Piece are subordinated in priority of payment to interest due on the senior certificates and distributions of principal on the B Piece are subordinated in priority of payment to interest and principal due on the senior certificates. This revised structure may, if the Company is able to continue to sell the B Piece, reduce the amount of cash effectively used in securitizations. The Company continues to hold the B Piece associated with the June 1995 securitization but has sold all subsequent B Pieces. The Company believes it will be able to continue to sell the B Pieces created in its future securitizations. Purchasers of the asset-backed securities receive a particular coupon rate (the "Pass-Through Rate") established at the time of the sale. The Company receives periodic base servicing fees for its duties relating to the accounting for and collection of the Contracts. In addition, the Company is entitled to certain excess servicing fees that represent collections on the Contracts in excess of the amounts required to pay investor principal and interest, the base servicing fees and certain other fees such as trustee and custodial fees. Generally, the Company sells the Contracts at face value and without recourse except that the representations and warranties provided by the Dealer to the Company are similarly provided by the Company to the investor.

     At the end of the month, the aggregate cash collections are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the asset-backed securities certificateholder in an amount equal to the interest accrued at the Pass-Through Rate on the portfolio plus the amount by which the portfolio balance decreased (due to payments, payoffs or charge-offs) during the period. If the amount of cash required for the above allocations exceeds the amount collected during the monthly period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is returned to the Company or one of its subsidiaries. The excess cash flows are considered by the Company to be excess servicing fees, part of which the Company recognizes as a gain on sale based on an estimate of the discounted present value of the excess cash flows.

     Each sale of asset-backed securities results in an increase in the Excess Servicing Receivables account on the Company's Consolidated Balance Sheet and the recognition of a "Net Gain on Sale of Contracts" on the Company's Consolidated Statement of Operations for the period in which the sale was made. The Excess Servicing Receivables account is increased by a portion of the gain recognized on each securitization which represents principally the net present value of estimated future cash flows relating to the Contracts which were sold, calculated as follows:

     (i) the present value of all future interest and principal payments expected to be received by the Company over the remaining life of the Contracts;

               less

     (ii) the Contracts' principal payments which are required to be passed through to the investors in the period in which they were received plus interest payments required to be made to investors at the Pass-Through Rate established at the time of securitization, and certain other fees and expenses associated with the securitization transaction, including the base servicing fee paid to the Company in respect of its obligations to service the borrowers' Contracts.

     Because the annual percentage rate ("APR") on the Contracts received by the Company is relatively high in comparison to the Pass-Through Rate paid to investors, the net present value described above can be significant. In calculating the net gain on sale described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the cash flows in the net present value calculation. The cash flows received by the Company are then discounted at an interest rate that the Company believes a third-party purchaser would require as a rate of return. Expected losses are discounted using a rate equivalent to the risk free rate for securities with a duration similar to that estimated for the underlying Contracts.

     In future periods, the Company will recognize additional revenue in the Servicing Fees account if the actual performance of the Contracts is better than the original discounted estimate. Although the Company has never recognized a writedown against the Excess Servicing Receivables account, if the actual performance of the Contracts is worse than the original discounted estimate, then such a writedown would be required. The

Company's actual excess servicing cash flows, however, historically have exceeded the Company's original discounted estimates.

     The Company's first significant sales consisted of an aggregate of $17.6 million of Contracts sold from October 1, 1991 through January 31, 1993 to GECC pursuant to an agreement that expired on December 31, 1992. On March 16, 1995, the Company sold an additional $25.0 million in Contracts to GECC for an aggregate total of $42.6 million sold to GECC. On April 7, 1993, the Company began selling Contracts to Sun Life pursuant to various agreements. As of December 31, 1996, the Company had sold approximately $100.1 million in Contracts to Sun Life, $42.1 million of which was sold in the form of "Aaa/AAA" rated securities, as discussed below. As of December 31, 1996, the unpaid balance of the Contracts sold to Sun Life was approximately $25.0 million and the unpaid balance of Contracts sold to GECC was approximately $11.2 million.

     Contract sales to GECC were in the form of whole loan sales. All of the Contracts sold to Sun Life have been in the form of asset-backed securities issued by grantor trusts to which a wholly-owned subsidiary of the Company has sold the Contracts. The first $58.1 million of the certificates sold to Sun Life were rated "A" by Duff & Phelps Credit Rating Co. The principal and interest due on the remaining $42.0 million of the certificates sold to Sun Life are guaranteed by Financial Security Assurance Inc. ("FSA"), and, as a result, such certificates were rated "Aaa" by Moody's Investors Service and "AAA" by Standard & Poor's Corporation.

     On June 23, 1994, the Company began using various investment banking firms to place its asset-backed securities issues. The certificates have been issued by grantor trusts to which a wholly owned subsidiary of the Company has sold the related Contracts. Through December 31, 1996, the Company had delivered approximately $612.3 million principal amount of Contracts (of which approximately $461.7 million was outstanding at December 31, 1996) to twelve grantor trusts pursuant to these arrangements.
Subsequent to December 31, 1996, the Company delivered an additional $102.3 million of Contracts to a thirteenth grantor trust. The principal and interest due on the certificates issued pursuant to these arrangements are guaranteed by FSA and, as a result, such certificates are rated "Aaa" by Moody's Investors Services and "AAA" by Standard & Poor's Corporation. Since June 1996, the Company has sold such "AAA"-rated certificates in public offerings pursuant to registration statements filed with the Securities and Exchange Commission.

     In connection with the sale of the Contracts, the Company is required to make certain representations and warranties, which generally duplicate the substance of the representations and warranties made by Dealers in connection with the Company's purchase of the Contracts. If the Company breaches any of its representations or warranties to a purchaser of the Contracts, the Company will be obligated to repurchase the Contract from such purchaser at a price equal to such purchaser's purchase price less the related cash securitization reserve and any payments received by such purchaser on the Contract. In most cases, the Company would then be entitled under the terms of its Dealer Agreement to require the selling Dealer to repurchase the Contract at a price equal to the Company's purchase price, less any payments made by the borrower. Subject to any recourse against Dealers, the Company will bear the risk of loss on repossession and resale of vehicles under Contracts repurchased by it.

     TERMS OF SERVICING AGREEMENTS. The Company currently services all Contracts sold and expects to service all Contracts that it purchases and sells in the future, whether structured as whole loan sales or sales of asset-backed securities. Pursuant to the Company's usual form of servicing agreement (the Company's servicing agreements are collectively referred to as the "Servicing Agreements"), the Company is obligated to service all Contracts sold to the investors or trusts in accordance with the Company's standard procedures. The Servicing Agreements generally provide that the Company will bear all costs and expenses incurred in connection with the management, administration and collection of the Contracts serviced. The Servicing Agreements also provide that the Company will take all actions necessary or reasonably requested by the investor to maintain perfection and priority of the investor's or the trust's security interest in the financed vehicles.

     Upon the sale of a portfolio of Contracts to an investor or a trust, the Company mails to borrowers monthly billing statements directing them to mail payments on the Contracts to a lock-box account. The Company engages an independent lock-box processing agent to retrieve and process payments received in the lock-box account. This results in a daily deposit to the investor's or the trust's bank account of the entire amount of each day's lock-box receipts and the simultaneous electronic data transfer to the Company of borrower payment data for posting to the Company's computerized records. Pursuant to the Servicing Agreements, the Company is required to deliver monthly reports to the investor or the trust reflecting all transaction activity with respect to the Contracts. The reports contain, among other information, a reconciliation of the change in the aggregate principal balance of the Contracts in the portfolio to the amounts deposited into the investor's or the trust's bank account as reflected in the daily reports of the lock-box processing agent.

     The Company is entitled under most of the Servicing Agreements to receive a base monthly servicing fee of 2.0% per annum computed as a percentage of the declining outstanding principal balance of each Contract in the portfolio that is not in default as of the beginning of the month. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the investor receives the paid principal reduction of the Contracts in its portfolios and interest thereon at the Pass-Through Rate. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-offs, the shortfall is satisfied from the Spread Account established in connection with the sale of the portfolio. (If the Spread Account is not sufficient to satisfy a shortfall, then the investor or trust may suffer a loss to the extent that the shortfall exceeds the Spread Account.) If collections on the Contracts exceed such amounts, the excess is utilized, first, to build up or replenish the Spread Account to the extent required, next, to cover deficiencies in Spread Accounts for other portfolios, and the balance, if any, constitutes excess servicing fees, which are distributed to the Company. If, in any month, the Spread Account balance is in excess of that required under the commitment or the Servicing Agreements, the Company is entitled to receive such excess. The Servicing Agreements also provide that the Company is entitled to receive certain late fees collected from borrowers.

     Pursuant to the Servicing Agreements, the Company is generally required to charge off the balance of any Contract by the earlier of the end of the month in which the Contract becomes five scheduled installments past due or, in the case of repossessions, the month that the proceeds from the liquidation of the financed vehicle are received by the Company. In the case of a repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted Contract and the repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay to the investor the entire principal balance of any Contracts charged off during the month, the Spread Account established in connection with the sale of the Contracts is reduced by the unpaid principal amount of such Contracts. Such amount would then have to be restored to the Spread Account from future collections on the Contracts remaining in the portfolio before the Company would again be entitled to excess servicing fees. In addition, the Company would not be entitled to receive any further base monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts and after any recourse to any FSA guarantees backing the certificates, the investor bears the risk of all charge-offs on the Contracts in excess of the Spread Account. However, the Company would experience a reduction of excess servicing fees in the event of greater than anticipated charge-offs or prepayments on Contracts sold and serviced by the Company.

     The Servicing Agreements are terminable by the investor in the event of certain defaults by the Company and under certain other circumstances.

SERVICING OF CONTRACTS

     GENERAL. The Company's servicing activities, both with respect to portfolios of Contracts sold by it and with respect to loans owned or originated by third parties, consist of collecting, accounting for and posting of all payments received; responding to borrower inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; investigating delinquencies; communicating with the borrower to obtain timely payments; repossessing and reselling the collateral when necessary; and generally monitoring each Contract and any related collateral.

     COLLECTION PROCEDURES. The Company believes that its ability to monitor performance and collect payments owed from Sub-Prime Borrowers is primarily a function of its collection approach and support systems. The Company believes that if payment problems are identified early and the Company's collection staff works closely with borrowers to address these problems, it is possible to correct many of them before they deteriorate further. To this end, the Company utilizes pro-active collection procedures, which include making early and frequent contact with delinquent borrowers; educating borrowers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the borrower in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of its collection activities, the Company maintains a computerized collection system specifically designed to service automobile installment sale contracts with Sub-Prime Borrowers and similar consumer loan contracts. See "Business -- Management Information Systems."

     With the aid of its high penetration auto dialer, the Company typically attempts to make telephonic contact with delinquent borrowers on the sixth day after their monthly payment due date. Using coded instructions from a collection supervisor, the automatic dialer will attempt to contact borrowers based on their physical location, state of delinquency, size of balance or other parameters. If the automatic dialer obtains a "no-answer" or a busy signal, it records the attempt on the borrower's record and moves on to the next call. If a live voice answers the automatic dialer's call, the call is transferred to a waiting collector at the same time that the borrower's pertinent information is simultaneously displayed on the collector's workstation. The collector then inquires of the borrower the reason for the delinquency and when the Company can expect to receive the payment. The collector will attempt to get the borrower to make a promise for the delinquent payment for a time generally not to exceed one week from the date of the call. If the borrower makes such a promise, the account is routed to a pending queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to the automatic dialing queue for subsequent contacts.

     If a borrower fails to make or keep promises for payments, or if the borrower is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the borrower's payment due date, but could occur sooner or later, depending on the specific circumstances.

     If a decision to repossess is made by a supervisor, such assignment is given to one of many licensed, bonded repossession agents used by the Company. When the vehicle is recovered, the repossession agent delivers it to a wholesale auto auction where it is kept until it is liquidated, usually within 30 days of the repossession. Liquidation proceeds are applied to the borrower's outstanding obligation under the Contract and the borrower is advised of his obligation to pay any deficiency balance that remains. The Company uses all practical means available to collect deficiency balances, including filing for judgments against borrowers where applicable.

     A repossession in the event of default generally does not yield proceeds sufficient to pay all amounts owing under a Contract. The actual cash value of the vehicle may be less than the amount financed at inception of the Contract, and also thereafter, because the amount financed may be as much as 115% of the wholesale book value in the case of used vehicles or 110% of manufacturer's invoice in the case of new vehicles, plus sales tax, licensing fees, and any service contract or credit life or disability policy purchased by the borrower, less the borrower's down payment and/or trade-in allowance (generally not less than 10% of the vehicle sales price). In addition, the proceeds available upon resale are reduced by statutory liens, such as those for repairs, storage, unpaid taxes and unpaid parking fines, and by the costs incurred in the repossession and resale. Unless the Contract is sufficiently seasoned that the borrower has substantial equity in the vehicle, the proceeds of sale are generally insufficient to pay all amounts owing. For that reason, the Company's collection policies aim to avoid repossession to the extent possible. In order to do so the Company may extend the payment due date of a Contract within limits specified in the Servicing Agreements. Included in the Servicing Portfolio at December 31, 1996 are 5,680 Contracts for which the purchaser of the underlying vehicle had been granted at least a one month payment extension. Of such extended Contracts, 4,814 were current based on the modified payment terms.

     The Company's excess servicing fees are impacted by the relative performance of the portfolios of Contracts it has sold to institutional investors. The tables below document the delinquency, repossession and net credit loss experience of all Contracts originated by the Company since its inception:



                                                                         Delinquency Experience(1)
                                             December 31, 1996               December 31, 1995                March 31, 1995
                                             -----------------               -----------------                --------------
                                          Number                           Number                          Number
                                          of Loans         Amount          of Loans        Amount          of Loans        Amount
                                          --------         ------          --------        ------          --------        ------
                                                                           (Dollars in thousands)
Gross Servicing Portfolio . . . .           47,187        $604,092          27,129        $356,114          18,104        $248,550
Period of delinquency (2)
  31-60 days . . . . . . . . . .             1,801          22,099             910          11,525             299           3,878
  61-90 days . . . . . . . . . .               724           9,068             203           2,654              70             948
  91+ days . . . . . . . . . . .               768           9,906             273           3,912             101           1,487
                                           -------        --------         -------       ---------         -------        --------
Total delinquencies(2) . . . . .             3,293          41,073           1,386          18,091             470           6,313
Amount in repossession (3)                   1,168          14,563             836          10,179             367           5,271
                                           -------        --------         -------       ---------         -------        --------
Total delinquencies and amount in
  repossession (2)                           4,461          55,636           2,222          28,270             837          11,584
                                           -------        --------         -------       ---------         -------        --------
                                           -------        --------         -------       ---------         -------        --------
Delinquencies as a percent
 of gross Servicing Portfolio                 7.0%            6.8%            5.1%            5.1%            2.6%            2.5%
Total delinquencies and amount in
  repossession as a percent of gross
  Servicing Portfolio . . . . . . .           9.5%            9.2%            8.2%            7.9%            4.6%            4.7%


--------------

(1) All amounts and percentages are based on the full amount remaining to be repaid on each Contract, including, for Rule of 78s Contracts, any unearned finance charges. The information in the table represents the principal amount of all Contracts purchased by the Company, including Contracts subsequently sold by the Company which it continues to service.
(2) The Company considers a Contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the Servicing Agreements, as discussed above. The period of delinquency is based on the number of days payments are contractually past due. Contracts less than 31 days delinquent are not included.
(3) Amount in repossession represents financed vehicles which have been repossessed but not yet liquidated.

                          Net Charge-Off Experience(1)

                                                                 Transition Period          Fiscal Year
                                          Year Ended                   Ended                   Ended
                                       December 31, 1996         December 31, 1995         March 31, 1995
                                       -----------------         -----------------         --------------
                                                              (Dollars in thousands)
Average Servicing Portfolio
 outstanding . . . . . . . . . . . . .     $397,430                  $240,864                 $128,004
Net charge-offs as a percent of
 average Servicing Portfolio(3 . . . .         5.1%                      4.9%                     4.0%

--------------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each Contract. The information in the table represents all Contracts purchased by the Company including Contracts subsequently sold by the Company which it continues to service.

(2) The percentages set forth for the nine-month transition period ended December 31, 1995, are computed using annualized operating data which do not necessarily represent comparable data for a full twelve-month period.

(3) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest). For periods prior to the year ended December 31, 1996, post liquidation amounts received on previously charged off Contracts were applied to the period in which the related Contract was originally charged off. These prior period allocations were made only for the purpose of calculating this ratio. For financial statement purposes, post liquidation amounts are recognized in the period received. Effective January 1, 1996, post liquidation amounts received on previously charged off Contracts are applied in the period in which they are received, both for this ratio and financial statement purposes. Excludes uninsured casualty losses which for the year ended December 31, 1996, the nine-month transition period ended December 31, 1995, and the year ended March 31, 1995 was $1.7 million, $604,000 and $205,000, respectively.

MANAGEMENT INFORMATION SYSTEMS

     The Company maintains sophisticated data processing support and management information systems. To support its collection efforts, the Company utilizes Digital Systems International's Intelligent Dialing SystemJ, a high-penetration automatic dialer, in conjunction with the American Management Systems' Computer Assisted Collection System software, which has been customized by the Company, and numerous accounting software programs. All systems are operated at the Company's offices on an Advance System IBM AS/400 computer.

     The Company's high-penetration automatic dialer controls multiple telephone lines and automatically dials numbers from file records in accordance with programmed instructions established by management. If the dialer receives a busy signal or no answer, it will generally route the number for a subsequent re-call. The dialer has the ability to distinguish a pre-recorded voice and will leave the appropriate digitized human voice message on the borrower's answering machine. Generally, the dialer transfers the call to a collector only after it has determined that there is a live voice on the line. In most instances, this is accomplished so rapidly that the individual receiving the call is unaware that an automatic dialer has been used. The efficiency of the auto dialer allows the Company to place as many as 5,000 telephone calls per day.

     The high-penetration automatic dialer also monitors telephone activity and activates more telephone lines when connect rates are low or shuts down lines when connect rates are high. Once a live call is passed to a collector, all relevant account information, including one of 99 account status codes, automatically appears on the collector's video screen. The Company believes the capabilities of the automatic dialer reduce the likelihood that an account will remain delinquent for a prolonged period without appropriate follow-up.

     The Company's automation allows it to electronically sort and prioritize each collector's workload as well as to implement specific collection strategies. Moreover, the Company has adopted certain procedural controls designed to ensure that certain important decisions, such as ordering a repossession, initiating legal action or materially modifying an account, are automatically routed to a supervisor for review and approval.

     The Company believes that the capacity of its existing data processing support and management information systems is sufficient to allow the Company to substantially expand its business without significant additional capital expenditures.

COMPETITION

     The automobile financing business is highly competitive. The Company competes with a number of national, local and regional finance companies with operations similar to those of the Company. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation, Ford Motor Credit Corporation, Chrysler Credit Corporation and Nissan Motors Acceptance Corporation. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital in relation to the availability and cost of capital to its competitors. The Company's competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources which may be unavailable to the Company. Many of these companies also have long-standing relationships with Dealers and may provide other financing to dealers, including floor plan financing for the Dealers' purchase of automobiles from manufacturers, which is not offered by the Company.

     The Company believes that the principal competitive factors affecting a Dealer's decision to offer Contracts for sale to a particular financing source are the purchase price offered for the Contracts, the reasonableness of the financing source's underwriting guidelines and documentation requests, the predictability and timeliness of purchases and the financial stability of the funding source. The Company believes that it can obtain from Dealers sufficient Contracts for purchase at attractive prices by consistently applying reasonable underwriting criteria and making timely purchases of qualifying Contracts.

     The Company believes that it can compete effectively for the interest of institutional investors in purchasing Contracts acquired by the Company based upon the historical performance of portfolios of Contracts sold and serviced by it and its willingness to establish substantial Spread Accounts for the benefit of investors and to derive a portion of its revenues from excess servicing fees paid on a monthly basis rather than up-front fees paid at the time of sale of the Contracts.

MARKETING

     The Company establishes relationships with Dealers through Company representatives that contact a prospective Dealer to explain the Company's Contract purchases and thereafter provide Dealer training and support services. As of December 31, 1996, the Company had 48 representatives, 31 of whom are employees and 17 of whom are independent. The independent representatives are contractually obligated to represent the Company's financing program exclusively. The Company's representatives present the Dealer with a marketing package, which includes the Company's promotional material containing the current discount rate offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement, examples of monthly reports and required documentation relating to Contracts, but they have no authority relating to the decision to purchase Contracts from Dealers. The Company's acceptance of a Dealer is subject to its analysis of, among other things, the Dealer's operating history.

     The Company has not actively advertised its automobile financing or third-party loan servicing businesses, although it may do so selectively in the future.

GOVERNMENT REGULATION

     The Company intends to obtain and maintain all licenses necessary to the lawful conduct of its business and operations. The Company is not licensed to make loans directly to borrowers.

     Several federal and state consumer protection laws, including the Federal Truth-In-Lending Act, the Federal Equal Credit Opportunity Act, the Federal Fair Debt Collection Practices Act and the Federal Trade Commission Act, regulate the extension of credit in consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on Contracts and impose certain other restrictions on Dealers. In addition, laws in a number of states impose limitations on the amount of finance charges that may be charged by Dealers on credit sales. The so-called Lemon Laws enacted by the federal government and various states provide certain rights to purchasers with respect to motor vehicles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a borrower against a Dealer and its assignees, including the Company and purchasers of Contracts from the Company. The Dealer Agreement contains representations by the Dealer that, as of the date of assignment of Contracts, no such claims or defenses have been asserted or threatened with respect to the Contracts and that all requirements of such federal and state laws have been complied with in all material respects. Although a Dealer would be obligated to repurchase Contracts that involve a breach of such warranty, there can be no assurance that the Dealer will have the financial resources to satisfy its repurchase obligations to the Company. Certain of these laws also regulate the Company's servicing activities, including its methods of collection.

     Although the Company believes that it is currently in compliance with applicable statutes and regulations, there can be no assurance that the Company will be able to maintain such compliance. The failure to comply with such statutes and regulations could have a material adverse effect upon the Company. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business could have a material adverse effect upon the Company. In addition, due to the consumer-oriented nature of the industry in which the Company operates and the application of certain laws and regulations, industry participants are regularly named as defendants in litigation involving alleged violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. Although the Company is not involved in any material litigation, a significant judgment against the Company or within the industry in connection with any such litigation could have a material adverse effect on the Company's financial condition and results of operations.

     Upon the purchase of Contracts by the Company, the original Contracts and related title documents for the financed vehicles are delivered by the selling Dealers to the Company. Upon the sale of each portfolio of Contracts by the Company, a financing statement is filed under the Uniform Commercial Code as adopted in the applicable state (the "UCC") to perfect and give notice of the purchaser's security interest in the Contracts.

     The Dealer Agreement and related assignment contain representations and warranties by the Dealer that an application for state registration of each financed vehicle, naming the Company as secured party with respect to the vehicle, was effected at the time of sale of the related Contract to the Company, and that all necessary steps have been taken to obtain a perfected first priority security interest in each financed vehicle in favor of the Company under the laws of the state in which the financed vehicle is registered. If a Dealer or the Company, because of clerical error or otherwise, has failed to take such action in a timely manner, or to maintain such interest with respect to a financed vehicle, neither the Company nor any purchaser of the related Contract from the Company would have a perfected security interest in the financed vehicle and its security interest may be subordinate to the interest of, among others, subsequent purchasers of the financed vehicle, holders of perfected security interests and a trustee in bankruptcy of the borrower. The security interest of the Company or the purchaser of a Contract may also be subordinate to the interests of third parties if the interest is not perfected due to administrative error by state recording officials. Moreover, fraud or forgery by the borrower could render a Contract unenforceable against third parties. In such events, the Company could be required by the purchaser to repurchase the Contract. In the event the Company is required to repurchase a Contract, it will generally have recourse against the Dealer from which it purchased the Contract. This recourse will be unsecured except for a lien on the vehicle covered by the Contract, and there can be no assurance that any Dealer will have the financial resources to satisfy its repurchase obligations to the Company. Subject to any recourse against Dealers, the Company will bear any loss on repossession and resale of vehicles financed under Contracts repurchased by it from investors.

     Under the laws of many states, liens for storage and repairs performed on a vehicle and for unpaid taxes take priority over a perfected security interest in the vehicle. Pursuant to its securitization purchase commitments, the Company generally warrants that, to the best of the Company's knowledge, no such liens or claims are pending or threatened with respect to a financed vehicle, which may be or become prior to or equal with the lien of the related Contracts. In the event that any of the Company's representations or warranties proves to be incorrect, the trust or the investor would be entitled to require the Company to repurchase the Contract relating to such financed vehicle.

     The Company, on behalf of purchasers of Contracts, may take action to enforce the security interest in financed vehicles with respect to any related Contracts in default by repossession and resale of the financed vehicles. The UCC and other state laws regulate repossession sales by requiring that the secured party provide the borrower with reasonable notice of the date, time and place of any public sale of the collateral, the date after which any private sale of the collateral may be held and of the borrower's right to redeem the financed vehicle prior to any such sale and by providing that any such sale be conducted in a commercially reasonable manner. Financed vehicles repossessed generally are resold by the Company through unaffiliated wholesale automobile networks or auctions, which are attended principally by used car dealers.

     In the event of a repossession and resale of a financed vehicle, after payment of outstanding liens for storage, repairs and unpaid taxes, to the extent those liens take priority over the Company's security interest, and after payment of the reasonable costs of retaking, holding and selling the vehicle, the secured party would be entitled to be paid the full outstanding balance of the Contract out of the sale proceeds before payments are made to the holders of junior security interests in the financed vehicles, to unsecured creditors of the borrower, or, thereafter, to the borrower. Under the UCC and other laws applicable in most states (including California), a creditor is entitled to obtain a deficiency judgment from a borrower for any deficiency on repossession and resale of the motor vehicle securing the unpaid balance of such borrower's Contract. However, some states impose prohibitions or limitations on deficiency judgments. If a deficiency judgment were granted, the judgment would be a personal judgment against the borrower for the shortfall, and a defaulting borrower may often have very little capital or few sources of income available following repossession. Therefore, in many cases, it may not be useful to seek a deficiency judgment against a borrower or, if one is obtained, it may be settled at a significant discount.

EMPLOYEES

     As of December 31, 1996, the Company had 325 full-time and 5 part-time employees, of whom 10 are management personnel, 102 are collections personnel, 119 are Contract origination personnel, 37 are marketing representatives, 53 are operations personnel, and 9 are accounting personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

ITEM 2. PROPERTY

     The Company's headquarters are located in Irvine, California, where it leases approximately 51,400 square feet of general office space from an unaffiliated lessor. The annual rent is $524,596 through the year 2000, the final year of the lease. In addition, the Company pays the property taxes, maintenance and other common area expenses of the premises, currently at the approximate annual rate of $98,000. All such amounts are payable monthly. The Company has an option to extend the lease for an additional five years upon terms substantially similar to those of the existing lease.

     The Company in March 1997 established a branch facility in Chesapeake, Virginia. The Company leases approximately 18,600 square feet of general office space in Chesapeake at an initial annual rent of $260,666, increasing to $333,652 over a ten-year term. In addition, the Company is in discussions with its current landlord in California regarding a lease of a larger headquarters location or of additional space. Although the terms of any such lease have not been fixed as yet, the Company believes that adequate facilities are available.

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this report, the Company was not involved in any material litigation in which it is the defendant. The Company regularly initiates legal proceedings as a plaintiff in connection with its routine collection activities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's executive officers follows:

     CHARLES E. BRADLEY, JR., 37, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley, Jr. is currently serving as a director of NAB Asset Corporation, Chatwins Group, Inc., Texon Energy Corporation, Thomas Nix
Distributor, Inc., and CARS USA.    Charles E. Bradley, Sr. is his father.

     JEFFREY P. FRITZ, 37, has been Senior Vice President - Chief Financial Officer and Secretary of the Company since March 1991. From December 1988 to March 1991, Mr. Fritz was Vice President and Chief Financial Officer of Far Western Bank. From 1985 to December 1988, Mr. Fritz was a management consultant for Price Waterhouse in St. Louis, Missouri.

     WILLIAM L. BRUMMUND, JR., 44, has been Senior Vice President - Systems Administration since March 1991. From 1986 to March 1991, Mr. Brummund was Vice President and Systems Administrator for Far Western Bank.

     NICHOLAS P. BROCKMAN, 52, has been Senior Vice President - Asset Recovery & Liquidation since January 1996. He was Senior Vice President of Contract Originations from April 1991 to January 1996. From 1986 to March 1991, Mr. Brockman served as a Vice President and Branch Manager of Far Western Bank.

     RICHARD P. TROTTER, 53, has been Senior Vice President-Contract Origination since January 1995. He was Senior Vice President of Administration from April 1995 to December 1995. From January 1994 to April 1995 he was Senior Vice President-Marketing of the Company. From December 1992 to January 1994, Mr. Trotter was Executive Vice President of Lange Financial Corporation, Newport Beach, California. From May 1992 to December 1992, he was Executive Director of Fabozzi, Prenovost & Normandin, Santa Ana, California. From December 1990 to May 1992 he was Executive Vice President/Chief Operating Officer of R. Thomas Ashley, Newport Beach, California. From April 1984 to December 1990, he was President/Chief Executive Officer of Far Western Bank, Tustin, California.

     CURTIS K. POWELL, 40, has been Senior Vice President - Marketing of the Company since April 1995. He joined the Company in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

     MARK A. CREATURA, 37, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market, under the symbol "CPSS." The following table sets forth the high and low bid prices quoted for the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                              High      Low
                                              ----      -----
January 1-March 31, 1995.................  $  8.375  $  6.625
April 1-June 30, 1995....................     9.313     7.000
July 1-September 30, 1995................    12.875     9.250
October 1-December 31, 1995...............   11.625     8.500

January 1-March 31, 1996.................    10.438     7.375
April 1-June 30, 1996....................    10.250     8.250
July 1-September 30, 1996................    12.750     7.500
October 1-December 31, 1996..............    14.375    10.625

     As of March 26, 1997, there were 84 holders of record of the Company's Common Stock.

     To date, the Company has not declared or paid any dividends on its Common Stock. The payment of future dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain any earnings for use in the Company's operations. See "Description of Common Stock."

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents certain summary consolidated financial information for the year ended December 31, 1996, the nine-month transition period ended December 31, 1995, and the fiscal years ended March 31, 1995, 1994 and 1993, which has been derived from the Company's Consolidated Financial Statements audited by KPMG Peat Marwick LLP, independent certified public accountants, certain of which have been included elsewhere herein. The following information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                 NINE-MONTH
                                                 TRANSITION
                                 YEAR ENDED        PERIOD
                                 DECEMBER 31,       ENDED              FISCAL YEAR ENDED MARCH 31,
                                 -----------     -----------           ---------------------------
                                    1996           12/31/95            1995      1994(1)     1993
                                  -------          --------            ----      ------      ----
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net gain on sale of Contracts.$     23,321      $    11,549    $       9,455    $  5,425   $    523
Servicing fees................      16,169            6,475            7,201       3,556      1,538
Interest income...............      11,704            6,230            5,849       1,443        400
                              ------------      -----------    -------------     -------   --------
Total revenue.................      51,194           24,254           22,505      10,424      2,461
Operating expenses (1)........      27,502           11,597           11,358      11,712      3,963
Income taxes..................       9,595            5,082            4,481         490          0
                              ------------       ----------    -------------    --------   --------
                              ------------       ----------    -------------    --------   --------
Net income (loss)............ $     14,097            7,575    $       6,666    $(1,778)   $(1,502)
                              ------------       ----------    -------------    --------   --------
                              ------------       ----------    -------------    --------   --------
Primary net income (loss)
 per  common share........... $        .95      $       .53    $         .60    $  (.21)   $  (.24)
                              ------------      -----------    -------------    --------   --------
                              ------------       ----------    -------------    --------   --------
Weighted average common and
 common equivalent shares....   14,849,609       14,323,592       11,143,268   8,520,548  6,378,082
Fully diluted net income
 (loss) per common share..... $        .93      $       .52    $         .56    $  (.21)   $  (.24)
                              ------------      -----------    -------------    --------   --------
Fully diluted weighted
 average common and common
 equivalent shares...........   15,410,044       14,803,592       12,538,352   8,520,548  6,378,082

OTHER DATA:
Principal amount of Contracts
 purchased during period
 (excluding Bulk Purchases).. $    351,350      $   150,943    $     150,573    $ 53,103   $ 19,484
Principal amount of Contracts
 sold  during period.........      340,990          155,719          140,617      58,095     14,103
Outstanding Servicing Portfolio
  at end of period(2)........      505,934          288,927          192,800      63,208     20,436
Net charge-offs(3)...........       20,328            8,331            4,349         964        276
Servicing fees as a percentage
 of average principal balance
 of Contracts being serviced
 (4).........................         4.1%             3.6%             5.3%        7.5%       4.7%
Delinquencies as a percentage
 of gross Servicing Portfolio
 at end ofperiod(5)(6).......         6.8%             5.1%             2.5%        1.3%       1.0%
Delinquencies and amount in
 repossession as a percent of
 gross Servicing Portfolio(5)
 (6)(10).....................         9.2%             7.9%             4.4%        2.0%       2.0%
Net charge-offs as a percentage
 of average Servicing Portfolio
 (3)(6)......................         5.1%             4.9%             4.0%        2.5%       2.2%
Operating expenses (before
 interest and provisions for
 credit losses) as a percentage
 of average Servicing Portfolio
 (2)(4)......................         4.8%             4.4%             5.4%       28.9%       31.5%
Servicing subject to recourse
 provisions(6)...............      483,106          268,163          169,331      62,464      14,736
Discounted allowance for credit
 losses as a percentage of
 servicing subject to recourse
 provisions(7)...............         9.7%             8.7%             8.5%        8.1%       10.2%
Ratio of earnings to fixed
 charges(8)(9)...............         5.0x             5.5x             4.2x         -           -
Cash flows provided by (used
 in) operating activities.... $    (9,661)      $  (18,533)    $      (6,115)   $(2,816)   $ (6,718)

                                                      19

                                    DECEMBER 31,          DECEMBER 31,            MARCH 31,
                                        1996            1995       1995        1994        1993
                                        ----            ----       ----        ----        ----
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash.................................  $  154       $  10,895   $  5,767    $  2,089     $  245
Investments in credit enhancements...  43,597          30,478     23,201      10,497          0
Contracts held for sale..............  21,657          19,549     21,896         647      5,054
Excess servicing receivables.........  23,654          11,108      5,154       2,294        503
Total assets......................... 101,946          77,878     57,975      16,538      6,922
Total liabilities....................  44,989          36,397     30,981       6,337      2,833
Total shareholders' equity...........  56,957          41,481     26,994      10,201      4,089

-----------------
(1) In October 1992, as a condition to the initial public offering of Common Stock of the Company, the then majority shareholder of the Company deposited 1,200,000 shares of Common Stock (the "Escrow Shares") in escrow. The escrow agreement provided that part or all of the Escrow Shares would be released if the Company's net income after taxes (as defined in the escrow agreement) or the average market price of the Common Stock for specified periods exceeded specified levels. The Company's net income (as defined in the escrow agreement) for fiscal 1994 (prior to the accounting effect of the release of the Escrow Shares) exceeded the specified level and, accordingly, all 1,200,000 Escrow Shares were released. The release of the Escrow Shares was deemed compensatory for accounting purposes, resulting in a one-time, non-cash charge of $6,450,000 against earnings for fiscal 1994. Without that charge, net income, primary net income per share and fully diluted net income per share for fiscal 1994 would have been $4,672,000, $.46 and $44, respectively.

(2) Includes the outstanding principal amount of all Contracts purchased by the Company, including Contracts subsequently sold by the Company which it continues to service. Excludes loans serviced for third parties but not purchased by the Company. As of December 31, 1994, the Company had ceased servicing loans for third parties.

(3) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest). For periods prior to the year ended December 31, 1996, post liquidation amounts received on previously charged off Contracts were applied to the period in which the related Contract was originally charged off. These prior period allocations were made only for the purpose of calculating this ratio. For financial statement purposes, post liquidation amounts are recognized in the period received. Effective January 1, 1996, post liquidation amounts received on previously charged off Contracts are applied in the period in which they are received, both for this ratio and financial statement purposes. This ratio excludes uninsured casualty losses, which, for the year ended December 31, 1996, the nine-month transition period ended December 31, 1995, and the years ended March 31, 1995, 1994 and 1993 were $1.7 million, $604,000, $205,000, $111,000 and $15,000, respectively.

(4) The percentages set forth for the nine-month transition period ended December 31, 1995, are computed using annualized operating data, which do not necessarily represent comparable data for a full twelve-month period.

(5) The Company considers a Contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date and the vehicle securing the Contract has not been repossessed. All amounts and percentages are based on the full amount remaining to be repaid on each Contract, including, for Rule of 78s Contracts, any unearned finance charges.

(6) Includes the outstanding principal amount of all Contracts purchased and subsequently sold by the Company which it continues to service.
     Excludes loans serviced for third parties and Contracts purchased but not yet sold by the Company.

(7) Discounted allowance for credit losses represents the discounted present value calculated at a risk free rate, of future estimated credit losses as determined by the Company in conjunction with the recognition of its gains on sale of Contracts.

(8) The ratio of earnings to fixed charges has been computed by dividing income before taxes and fixed charges by fixed charges. Fixed charges include interest expense and the portion of rent expense that is representative of the interest factor (deemed by the Company to be one-third).

(9) The Company incurred losses in fiscal 1994 and fiscal 1993. Earnings were inadequate to cover fixed charges by $1.3 million and $1.5 million for fiscal 1994 and fiscal 1993, respectively. Adjusted to eliminate the one-time non-cash charge of $6,450,000 referred to in footnote (1) above, the ratio of earnings to fixed charges for fiscal 1994 would have been 10.1x.

(10) Amount in repossession represents financed vehicles which have been repossessed but not yet liquidated

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the financial condition of the Company should be read in conjunction with "Selected Financial Data" and the Company's Consolidated and Condensed Consolidated Financial Statements and the Notes thereto and the other financial data included elsewhere in this report.

OVERVIEW

     The Company specializes in the business of purchasing, selling and servicing retail automobile installment sales Contracts originated by Dealers in the sale of new and used automobiles, light trucks and passenger vans and has done so since its inception on March 8, 1991. Through its purchases, the Company provides indirect financing to borrowers with limited credit histories, low incomes or past credit problems.

     The Company generates earnings primarily from the gains recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold, and interest earned on Contracts held for sale. Earnings from gains on sale, servicing fees and interest for the year ended December 31, 1996, were $23.3 million, $16.2 million, and $11.7 million, respectively. Such earnings for the nine-month transition period ended December 31, 1995, were $11.5 million, $6.5 million, and $6.2 million, respectively. For the fiscal year ended March 31, 1995, such earnings were $9.5 million, $7.2 million and $5.8 million, respectively. The Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations. The Company's cash requirements have been and will continue to be significant. Net cash used in operating activities for the year ended December 31, 1996, the nine-month transition period ended December 31, 1995 and the year ended March 31, 1995 were $9.7 million, $18.5 million and $6.1 million, respectively.

     In each securitization, the Company sells Contracts to a trust which, in turn, sells asset-backed securities to Investors. The terms of the securitization transactions generally provide for the Company to earn a base servicing fee computed as a percentage of the outstanding balance of the
Contracts as compensation for its duties as servicer.   In addition, the Company
is entitled to certain excess servicing fees which represent collections on the Contracts in excess of the amounts necessary to pay principal and interest to Investors and the expenses of the trust, including, primarily, base servicing fees. Excess servicing fees are first deposited into a Spread Account in order to meet the predetermined credit enhancement levels of the securitization trusts. To the extent cash in excess of the predetermined level is generated, such cash is either transferred to cover deficiencies, if any, in Spread Accounts for other pools, or is released to the Company. For the year ended December 31, 1996, initial deposits to Spread Accounts, excess servicing deposited to Spread Accounts and cash released from Spread Accounts was $12.3 million, $18.8 million, and $17.9 million, respectively. For the nine-month transition period ended December 31, 1995, initial deposits to Spread Accounts, excess servicing deposited to Spread Accounts and cash released from Spread Accounts was $4.9 million, $7.6 million, and $7.7 million, respectively. For the year ended March 31, 1995, initial deposits to Spread Accounts, excess servicing deposited to Spread Accounts and cash released from Spread Accounts was $13.2 million, $5.4 million, and $5.9 million, respectively.

     The Company also recognizes gains on its sales of Contracts. Gains are determined based upon the difference between the sales proceeds for the portion of Contracts sold and the Company's recorded investment in the Contracts sold. The Company allocates the recorded investment in the Contracts between the portion of the Contracts sold and the portion retained based on the relative fair values of those portions on the date of the sale. In addition, the Company recognizes gains attributable to its estimates of excess servicing receivables for each pool of Contracts it securitizes. Excess servicing receivables are determined by computing the difference between the weighted average yield of the Contracts sold and the yield to the purchaser, adjusted for the normal servicing fee based on the agreements between the Company and the purchaser. The resulting differential is recorded as a gain at the time of sale equal to the present value of the estimated cash flows, net of any portion of the excess that may be due to the purchaser and adjusted for anticipated prepayments, repossessions, liquidations and other losses. To the extent that the actual future performance of the Contracts results in less excess cash flows than the Company estimated, the Company's excess servicing receivables will be adjusted at least quarterly, with corresponding charges recorded against income in the period in which the adjustment is made. To the extent that the actual cash flows exceed the Company's discounted estimates, the Company will record additional servicing fees in the periods in which the excess cash is received.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE NINE-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1995

     The Company changed its fiscal year-end from March 31 to December 31, effective with the nine-month transition period ended December 31, 1995. Accordingly, readers should take into account that the following discussion compares figures for a full twelve month year to a nine-month period. The discussion below does not attempt to explain, for each item discussed, the extent to which the differing length of these periods has affected the figures.

     REVENUE. During the year ended December 31, 1996, revenue increased $26.9 million, or 111.1%, compared to the nine-month transition period ended December 31, 1995. Net gain on sale of Contracts includes (i) the excess of the amount realized on the sale of Contracts over the Company's net cost, (ii) the net present value of estimated excess servicing fees on sold contracts, and (iii) the recognition of deferred acquisition fees paid by Dealers net of related acquisition costs. Net gain on sale of Contracts increased by $11.8 million, or 101.9%, and represented 45.6% of total revenue for the year ended December 31, 1996. The increase in gain on sale is largely due to the volume of Contracts which were sold in the period. During the year ended December 31, 1996, the Company sold $341.0 million in Contracts, compared to $155.7 million in the nine-month transition period ended December 31, 1995.

     Servicing fees increased by $9.7 million, or 149.7%, and represented 31.6% of total revenue. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of December 31, 1996, the Company was earning servicing fees on 45,363 Contracts approximating $483.1 million compared to 25,398 Contracts approximating $268.2 million as of December 31, 1995. In addition to the $483.1 million in sold Contracts on which servicing fees were earned, the Company was holding for sale and servicing an additional $22.8 million in Contracts for an aggregate servicing portfolio of $505.9 million. Amortization of excess servicing increased by $4.1 million and represented 27.5% of gross loan servicing fees for the year ended December 31, 1996 versus 23.8% for the nine-month transition period ended December 31, 1995. The increase is primarily due to the increase in the average age of the Contracts making up the Company's Servicing Portfolio and consequently the increase in charge-offs and corresponding reduction of servicing fees. The Company expects these increases in the ratio of amortization of excess servicing to gross loan servicing fees to continue until the size and average age of the Servicing Portfolio stabilizes.

     Interest income on Contracts held for sale increased by $5.5 million, or 87.9%, representing 22.9% of total revenues for the year ended December 31, 1996. The increase is due to the increase in the volume of contracts purchased and held for sale. During the year ended December 31, 1996, the Company purchased $351.4 million in Contracts from Dealers, compared to $160.1 million in the nine-month transition period ended December 31, 1995.

     EXPENSES. During the year ended December 31, 1996, operating expenses increased $15.9 million, or 137.1%, compared to the nine-month transition period ended December 31, 1995. Employee costs increased by $5.6 million, or 169.6%, and represented 32.4% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $4.4 million, or 158.9% and represented 26.4% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts. Additionally, general and administrative expenses increased by $595,000 as a result of including the company's share of losses incurred by NAB Asset Corporation, in which the Company made a 38% equity investment on June 6, 1996.

     Marketing expenses increased by $448,000, or 36.4%, and represented 6.1% of total expenses. The increase is primarily due to the increase in the volume of contracts purchased as marketing representatives are compensated directly in proportion to the number of Contracts the Company purchases from Dealers serviced by the marketing representative. Additional increases in marketing expense relate to other marketing expenses such as travel, promotion and convention expenses.

     Interest expense increased $3.1 million, or 112.2%, and represented 21.0% of total operating expenses. The increase is primarily due to the interest paid on the $20.0 million in subordinated debt securities issued on December 20, 1995. Interest expense was also impacted by the volume of Contracts held for sale as well as by the Company's cost of borrowed funds.

     During the year ended December 31, 1996, the provision for losses on Contracts held for sale increased by $1.9 million, or 232.6%, and represented 10.0% of total operating expenses. The increase in the provision reflects somewhat higher charge-off rates and a larger volume of Contracts held prior to sale when compared to the nine-month transition period ended December 31, 1995.

     The results for the year ended December 31, 1996 include net operating losses of $491,000 from the Company's subsidiary Samco Acceptance Corp. ("Samco"). Samco was formed in March 1996 and provides the Company's products and services to Dealers and independent finance companies primarily in rural areas of the southeastern portion of the United States.

     The results for the year ended December 31, 1996 also include net operating losses of $324,000 from the Company's subsidiary LINC Acceptance LLC ("LINC"). LINC was formed in May 1996 and provides the Company's products and services to credit unions and other depository institutions.

NINE-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED MARCH 31, 1995

     The Company changed its fiscal year-end from March 31 to December 31, effective with the nine-month transition period ended December 31, 1995. Accordingly, readers should take into account that the following discussion compares figures for a nine-month period to a full twelve-month year. The discussion below does not attempt to explain, for each item discussed, the extent to which the differing length of these periods has affected the figures.

     REVENUES. During the nine months ended December 31, 1995, revenues increased $1.7 million, or 7.8%, compared to the year ended March 31, 1995. Net gain on sale of Contracts, which includes (i) the excess of the amount realized on the sale of Contracts over the Company's net cost, (ii) the net present value of estimated excess servicing fees on sold Contracts, and (iii) the recognition of acquisition fees paid by Dealers and deferred by the Company, increased by $2.1 million, or 22.2%, and represented 47.6% of total revenues for the nine months ended December 31, 1995. The increase in gain on sale is largely due to the volume of Contracts which were sold in the period. During the nine months ended December 31, 1995, the Company sold $155.7 million in Contracts, compared to $140.6 million in the year ended March 31, 1995.

     Servicing fees decreased by $726,000, or 10.1%, and represented 26.7% of total revenues. Servicing fees consist primarily of base and excess monthly servicing fees earned on Contracts sold and serviced by the Company, as well as servicing fees for certain third-party originated portfolios for which it has been engaged as servicer. Servicing fees have been impacted by the Company's continued expansion of its Contract purchase, sale and servicing activities. As of December 31, 1995, the Company was earning servicing fees on 25,398 Contracts and loans approximating $268.2 million compared to 16,077 Contracts and loans approximating $169.3 million as of March 31, 1995. In addition to the $268.2 million in sold Contracts and loans on which servicing fees were earned, the Company was holding for sale and servicing an additional $20.8 million in Contracts for an aggregate total servicing portfolio of $288.9 million at December 31, 1995. Amortization of excess servicing increased by $819,000 and represented 23.8% of gross loan servicing fees for the nine-month transition period ended December 31, 1995 versus 14.3% for the year ended March 31, 1995. The increase is primarily due to the increase in the average age of the Contracts making up the Company's securitized portfolio and consequently the increase in charge-offs and corresponding reduction of servicing fees.

     Interest income on Contracts warehoused for sale increased by $381,000, or 6.5%, representing 25.7% of total revenues for the nine months ended December 31, 1995. Interest income is closely related to the volume of Contracts purchased and the length of time they are held by the Company prior to their sale. During the nine months ended December 31, 1995, the Company purchased $151.0 million in Contracts from Dealers, compared to $150.6 million in the year ended March 31, 1995. In addition to Contracts purchased from Dealers, the Company made two bulk purchases of portfolios of Contracts having an aggregate principal balance of $9.2 million during the nine months ended December 31, 1995.

     EXPENSES. During the nine months ended December 31, 1995, operating expenses increased $239,131, or 2.1%, compared to the year ended March 31, 1995. Employee costs increased by $318,886 or 10.7%, and represented 28.5% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth in its business as well as certain increases in salaries of existing staff. General and administrative expenses increased by $894,444, or 46.9% and represented 24.1% of total operating expenses. Increases in general and administrative expenses included increases in telephone, stationery, credit bureaus and other related items as a result of increases in the volume of purchases and servicing of Contracts.

     Marketing expenses decreased by $533,011 or 30.2%, and represented 10.6% of total expenses. The Company uses a combination of independent contractor and employee marketing representatives all of whom are compensated directly in proportion to the number of Contracts the Company purchases from Dealers serviced by the marketing representative. Marketing expense is further impacted by the Company's estimates for direct expenses made in accordance with deferring contract origination costs.

     Interest expense decreased by $683,195, or 20.0%, and represented 23.5% of total operating expenses. During the nine-month period ended December 31, 1995, the Company's interest expense was affected by improved pricing on the Line, a more favorable interest rate environment, and less reliance on other short term financing, in part, as a result of the proceeds from the Company's issuance of two million shares of common stock in March 1995.

     During the nine months ended December 31, 1995, the provision for losses on Contracts held for sale increased by $295,511 or 55.4% and represented 7.1% of total operating expenses. The increase in the provision reflects a larger volume of Contracts held for a longer period of time prior to sale when compared to the year ended March 31, 1995, and certain losses associated with Bulk Purchases in the nine months ended December 31, 1995.

CHANGE OF FISCAL YEAR; 1994 RELEASE OF ESCROW SHARES

     In 1995, the Company changed its fiscal year-end from March 31 to December 31. For that reason, much of the information contained herein compares a fiscal year ended March 31, 1995 with a nine-month transition period ended December 31, 1995, and then with a full fiscal year ended December 31, 1996. The table below presents certain information on a calendar-year basis, for the calendar years 1994, 1995 and 1996. In that table, two columns present information regarding the year ended December 31, 1994, one column including and one column excluding the effect of a charge for release of Escrow Shares (as described below).

     Upon consummation of the Company's initial public offering which became effective on October 22, 1992, the Company's then controlling shareholder, Holdings, deposited 1,200,000 shares of Common Stock (the "Escrow Shares") in escrow, subject to release upon attainment of certain net income goals or stock price levels. As of March 31, 1994, the Company exceeded the requisite levels. The release of the Escrow Shares was deemed compensatory and resulted in a one-time, non-cash charge for fiscal 1994 of $6.5 million which was equal to the market value of the Escrow Shares at the time of their release. This one-time, non-cash charge was offset by an identical increase in common stock and was not tax deductible. Consequently, there was no impact on total shareholders' equity on the Company's financial statements as a result of the release of the Escrow Shares and the corresponding charge. The following table presents three-year comparative information.

                                             12 Months Ended December 31,
                                     -------------------------------------------
                                       1996       1995      1994 (1)    1994 (2)
                                         (In thousands, except per share data)
REVENUES:
Net gain on sale of contracts          $ 23,321    $ 13,719  $ 9,980     $ 9,980
Servicing fees                           16,169       9,019    6,175       6,175
Interest                                 11,704       7,869    4,403       4,403
                                     -------------------------------------------
                                         51,194      30,607   20,558      20,558
EXPENSES:
Charge from release of escrow shares         --          --    6,450          --
Selling, general and administrative       9,694       5,276    3,651       3,651
Employee costs                            8,921       3,888    3,253       3,253
Interest                                  5,781       3,842    2,520       2,520
Provision for losses                      2,756       1,008      384         384
Depreciation                                275         209      169         169
Related party consulting fees                75         350      350         350
                                     -------------------------------------------
                                         27,502      14,573   16,777      10,327

                                     -------------------------------------------
Income before taxes                      23,692      16,034    3,781      10,231

Income taxes                              9,595       6,440    3,613       3,613

                                     -------------------------------------------
Net income                             $ 14,097    $  9,594   $  168     $ 6,618
                                     -------------------------------------------

Primary income per share                  $0.95       $0.71    $0.02       $0.61
Weighted average primary shares          14,850      13,431   10,932      10,932
Fully diluted income per share            $0.93       $0.70    $0.02       $0.57
Fully diluted weighted average shares    15,410      13,911   12,182      12,182
----------------
 (1) Results include the non-cash one time charge from the release of Escrow Shares.
 (2) Results exclude the non-cash one time charge from the release of Escrow Shares.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash from operating activities include base and excess servicing fees it earns on portfolios of Contracts it has previously sold, proceeds on the sales of Contracts in excess of its recorded investment of the Contracts, amortization and release of investments in credit enhancement balances pledged in conjunction with the securitization of its Contracts, borrower payments on Contracts held for sale, and interest earned on Contracts held for sale. The Company's primary uses of cash include its normal operating expenses, the establishment and build-up of Spread Accounts used for credit enhancement to their maintenance levels, and income taxes.

     Net cash used in operating activities was $9.7 million during the year ended December 31, 1996 compared to net cash used of $18.5 million during the nine month transition period ended December 31, 1995. Cash used for purchasing Contracts was $351.4 million, an increase of $191.2 million, or 119.4%, over cash used for purchasing Contracts in the nine month transition period ended December 31, 1995. Cash provided from the liquidation of Contracts was $346.5 million, an increase of $189.6 million, or 120.8%, over cash provided from liquidation of Contracts in the nine month transition period ended December 31, 1995.

     During the year ended December 31, 1996, cash used for initial deposits to Spread Accounts was $12.3 million, an increase of $7.3 million, or 149.0%, from the amount of cash used for initial deposits to Spread Accounts in the nine month transition period ended December 31, 1995. Cash from excess servicing deposited to Spread Accounts for the year ended December 31, 1996, was $18.8 million, an increase of $11.2 million, or 148.8%, over cash from excess servicing deposited to Spread Accounts in the nine month transition period ended December 31, 1995. Cash released from Spread Accounts for the year ended December 31, 1996, was $17.9 million, an increase of $10.2 million, or 133.2%, over cash released from Spread Accounts in the nine month transition period ended December 31, 1995. Changes in deposits to and releases from Spread Accounts are impacted by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

     Delinquencies as a percent of the gross Servicing Portfolio increased from 5.1% at December 31, 1995 to 6.8% at December 31, 1996. Increases in delinquency can be attributed to the continued aging of the Company's Servicing Portfolio, and to the fact that during 1996 the Company often allowed a borrower more time to resolve a delinquency prior to ordering repossession than it had allowed in prior periods. To accommodate the resulting higher levels of delinquency, the Company restructured certain aspects of its agreements with FSA in November 1996. Under the restructured agreements, the levels of delinquency that trigger increased Spread Account requirements have been raised, so that the higher delinquency levels currently experienced by the Company would not result in increased Spread Account requirements. The Company cannot predict with assurance whether delinquency and loss rates will continue to increase, but a further increase in average delinquency and in losses should be expected if the average age of the Servicing Portfolio continues to rise. Whether the average age of the Servicing Portfolio increases will depend in part on the rate of the Company's continued growth (rapid growth in originations decreases the average age of the Servicing Portfolio), as to which there can be no assurance.

     During the year ended December 31, 1996, the Company purchased 38% of the outstanding common stock of NAB Asset Corporation for approximately $4.3 million. See "Business--Expansion and Diversification".

     The Company's cash requirements have been and will continue to be significant. The agreements under which the Company has securitized and sold its Contracts required the Company to make a significant initial cash deposit, for purposes of credit enhancement, to a Spread Account which is pledged to support the related asset-backed securities, and is invested in high quality liquid securities. Excess cash flows from the securitized Contracts are deposited into the Spread Accounts until such time as the Spread Account balance reaches a specified percent of the outstanding balance of the related asset-backed securities. Since its June 1995 securitization, and, it is expected, on an ongoing basis, the Company altered the credit enhancement mechanism used in its securitizations to create a subordinated class of asset-backed securities (a "B Piece") in order to reduce the size of the required initial deposit to the Spread Accounts. This revised structure may, if the Company is able to continue to sell the B Piece, reduce the amount of cash that the Company must invest or set aside in Spread Accounts in future securitizations. The Company continues to hold the B Piece associated with its June 1995 transaction, but has sold and believes it will be able to continue to sell the B Pieces created in subsequent securitizations. The aggregate balances of the Spread Accounts associated with each securitization of Contracts, together with the one B Piece held by the Company, are reflected as "Investments in credit enhancements" on the Company's consolidated balance sheet.

The table below documents the Company's history of Contract securitizations, comprising sales to 17 securitization trusts.

                      STRUCTURED CONTRACT SECURITIZATIONS

 PERIOD         SECURITIZED                     RATING
 FUNDED        DOLLAR AMOUNT   RATINGS(1)       AGENCY                POOL NAME
----------     -------------   ----------   --------------   ---------------------------
               (IN THOUSANDS)
April 1993      $  4,990           A        Duff & Phelps    Alton Grantor Trust 1993-1
May 1993           3,933           A        Duff & Phelps    Alton Grantor Trust 1993-1
June 1993          3,467           A        Duff & Phelps    Alton Grantor Trust 1993-1
July 1993          5,575           A        Duff & Phelps    Alton Grantor Trust 1993-2
August 1993        3,336           A        Duff & Phelps    Alton Grantor Trust 1993-2
September 1993     3,578           A        Duff & Phelps    Alton Grantor Trust 1993-2
October 1993       1,921           A        Duff & Phelps    Alton Grantor Trust 1993-2


 PERIOD         SECURITIZED                     RATING
 FUNDED        DOLLAR AMOUNT   RATINGS(1)       AGENCY                POOL NAME
----------     -------------   ----------   --------------   ---------------------------
               (IN THOUSANDS)
November 1993      1,816          A         Duff & Phelps    Alton Grantor Trust 1993-3
December 1993      6,694          A         Duff & Phelps    Alton Grantor Trust 1993-3
January 1994       1,998          A         Duff & Phelps    Alton Grantor Trust 1993-3
March 1994        20,787          A         Duff & Phelps    Alton Grantor Trust 1993-4
June 1994         24,592       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1994-1
September 1994    28,916       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1994-2
October 1994      13,136       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1994-3
December 1994     28,893       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1994-4
February 1995     20,084       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1995-1
June 1995         49,290       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1995-2
September 1995    45,009       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1995-3
September 1995     2,369         BB             S&P          CPS Auto Grantor Trust 1995-3
December 1995     53,634       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1995-4
December 1995      2,823         BB             S&P          CPS Auto Grantor Trust 1995-4
March 1996        63,747       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1996-1
March 1996         3,355         BB             S&P          CPS Auto Grantor Trust 1996-1
June 1996 (2)     84,456       Aaa/AAA      Moody's/S&P      Fasco Auto Grantor Trust 1996-1
June 1996          4,445         BB             S&P          Fasco Auto Grantor Trust 1996-1
September 1996    87,523       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1996-2
September 1996     4,606         BB             S&P          CPS Auto Grantor Trust 1996-2
December 1996     88,215       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1996-3
December 1996      4,643         BB             S&P          CPS Auto Grantor Trust 1996-3
March 1997        97,211       Aaa/AAA      Moody's/S&P      CPS Auto Grantor Trust 1997-1
March 1997         5,116         BB             S&P          CPS Auto Grantor Trust 1997-1
               ---------
               $ 770,158
               ---------
               ---------

------------------
 (1) Commencing with the securitization completed on June 28, 1994, the principal and interest due on the asset-backed securities issued by the various grantor trusts are guaranteed by Financial Security Assurance Inc. ("FSA"), enabling the issuer to obtain Aaa/AAA ratings for the asset-backed securities issued in such transactions. See "Business -- Purchase and Sale of Contracts -- Securitization and Sale of Contracts to Institutional Investors."
(2) Commencing with the securitization completed on June 27, 1996, asset-backed securities with Aaa/AAA ratings have been sold through public offerings pursuant to registration statements filed with the Securities and Exchange Commission.

     Cash flows are impacted by the use of the "Warehouse Line of Credit" (as defined below) which is in turn impacted by the amount of Contracts the Company holds for sale. At December 31, 1996, the Warehouse Line of Credit had an outstanding balance of $13.3 million compared to $7.5 million at December 31, 1995. Borrowings under the Warehouse Line of Credit rise during each fiscal quarter and then are substantially repaid when the Company completes a Contract securitization, which has occurred near the end of each quarter during the past two fiscal years. The maximum amount outstanding under the Warehouse Line of Credit during 1996 was $92.1 million and the average was $41.2 million. In June 1995 the Company entered into two new agreements which restructured the Warehouse Line of Credit and increased the maximum available amount to $100.0 million. The primary agreement provides for loans by Redwood Receivables Corporation ("Redwood") to the Company, to be funded by commercial paper issued by Redwood and secured by Contracts pledged periodically by the Company. The Redwood facility provides for a maximum of $100.0 million of advances to the Company, with interest at a variable rate tied to prevailing commercial paper rates.

When the Company wishes to securitize these Contracts, a substantial part of the proceeds received from Investors is paid to Redwood, which simultaneously releases the pledged Contracts for transfer to a pass-through securitization trust. The second agreement is a standby line of credit with GECC, also with a $100.0 million maximum, which the Company may use only if and to the extent that Redwood does not provide funding as described above. The GECC line is secured by Contracts and substantially all the other assets of the Company. Both agreements extend through November 30, 1998. The two agreements are viewed as a single short-term warehouse line of credit, with advances varying according to the amount of pledged Contracts. All references in this report to the Warehouse Line of Credit refer, since June 1995, to the Redwood facility and, unless the context indicates otherwise, the standby line of credit with GECC.

     Prior to October 29, 1992, the Company was dependent on capital contributions and loans by Holdings (which was then the sole shareholder of the Company) to satisfy its cash requirements. On October 29, 1992, the Company raised approximately $4.9 million (net of offering expenses) in an initial public offering. On March 12, 1993, the Company borrowed $2.0 million from Sun Life through the issuance of a convertible note in conjunction with an agreement by that investor to purchase up to $50.0 million of the Company's Contracts. On July 5, 1995, Sun Life converted this note into 533,334 shares of the Company's Common Stock. On November 16, 1993, the Company borrowed an additional $3.0 million from Sun Life through the issuance of a convertible note in conjunction with that investor's commitment to purchase an additional $50.0 million in Contracts. On January 17, 1997, Sun Life converted this note into 480,000 shares of Common Stock. On November 23, 1993, the Company issued and sold 333,334 shares of Common Stock in a private transaction at a price of $4.50 per share ($1.5 million in the aggregate). In May and October, 1994, the Company borrowed an aggregate of $5.0 million pursuant to three short term notes, all of which were repaid in March 1995 with proceeds from the March 7, 1995 public offering of 2.0 million shares of the Company's stock at a price of $7.38 per share. In December 1995, the Company issued $20 million of debt in the form of Rising Interest Subordinated Redeemable Securities ("RISRS"). In the month of April 1997 the Company plans to issue additional debt securities (partially convertible into common stock) in a registered public offering.

     The Company anticipates that the proceeds from the intended April 1997 offering of debt securities, the funds available under the Warehouse Line of Credit, proceeds from the sale of Contracts, and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for at least the next 12 months, assuming that the Company continues to have a means by which to sell its warehoused Contracts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional financing.

     On November 1, 1996, the Company began to rent an additional 7,000 square feet of contiguous office space in accordance with the Company's lease agreement. In addition, the Company recently acquired an additional, and significantly upgraded, IBM AS/400 computer. This hardware serves as the primary platform on which the Company processes its Contracts. The Company anticipates that it will incur certain limited capital expenditures during the next twelve months as its business continues to grow. The Company expects to incur occupancy expenses of approximately $50,000 per month in connection with its Chesapeake, Virginia satellite facility, which were not incurred in fiscal 1996. Personnel and other expenses may also increase, depending on the extent of any continuing growth in the Company's business (as to which there can be no assurance) and the availability of personnel.

FORWARD-LOOKING STATEMENTS

The descriptions of the Company's business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding the future activities and results of operations of the Company. Actual results may be adversely affected by various factors including the following: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated; changes in interest rates, adverse changes in the market for securitized receivables pools, or a substantial lengthening of the Company's warehousing period, each of which could restrict the Company's ability to obtain cash for new Contract originations and purchases; increases in the amounts required to be set aside in Spread Accounts or to be expended for other forms of credit enhancement to support future securitizations; the reduction or unavailability or warehouse lines of credit which the Company uses to accumulate Contracts for securitization transactions; increased competition from other automobile finance sources; reduction in the number and amount of acceptable Contracts submitted to the Company by its automobile dealer network; changes in government regulations affecting consumer credit; and other economic, financial and regulatory factors beyond the Company's control. A further discussion of factors that may cause actual results to differ, or may otherwise have an adverse effect on the Company's financial condition or results of operations, is contained in the exhibit to this report titled "risk factors," incorporated herein by this reference.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1996, the Financial Accounting Standards board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This report includes Consolidated Financial Statements, Notes thereto and an Independent Auditors' Report, at the pages indicated below. Certain subsequent events and quarterly financial information (not audited) are included in the Notes to Consolidated Financial Statements, as Notes 14 and 15.


INDEX TO FINANCIAL STATEMENTS                                                       PAGE REFERENCE
Independent Auditors' Report...............................................................   F-1
  Consolidated Balance Sheets as of December 31, 1996 and 1995.............................   F-2
  Consolidated Statements of Operations for the year ended December 31, 1996,
   the nine-month period ended December 31, 1995, and the year ended March 31, 1995........   F-3
  Consolidated Statements of Shareholders' Equity for the year ended December 31,
   1996, the nine-month period ended December 31, 1995, and the year ended March 31, 1995..   F-4
  Consolidated Statements of Cash Flows for the year ended December 31, 1996,
   the nine-month period ended December 31, 1995, and the year ended March 31, 1995........   F-5
  Notes to Consolidated Financial Statements for the year ended December 31, 1996,
   the nine-month period ended December 31, 1995 and the year ended March 31, 1995.........   F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 1997 (the "1997 Proxy Statement"). The 1997 Proxy Statement will be filed not later than April 30, 1997.
Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the 1997 Proxy Statement.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
------------

The following exhibits are filed as part of this report:

Exhibit No.

Exhibit 3.1....Restated Articles of Incorporation of the Company, as amended on
               December 13, 1993, and March 7, 1996. (A)
Exhibit 3.2....Amended and Restated By-Laws of the Company, adopted November 30,
               1993. (B)
Exhibit 4.1....The Indenture dated December 15, 1995, between Consumer Portfolio
               Services, Inc., and Harris Trust and Savings Bank. (C)
Exhibit 4.2....First Supplemental Indenture dated December 15, 1995, between
               Consumer Portfolio Services, Inc., and Harris Trust and Savings Bank. (C)
Exhibit 10.1...1991 Stock Option Plan as amended on April 27, 1994, and forms of
               Stock Option Agreement. (B)
Exhibit 10.2...Lease Agreement dated February 14, 1991 between Holdings and
               Irvine Technology Partners ("ITP"), First Amendment to Lease dated as of June 26, 1992 by and among ITP, Holdings and the Company and Assignment and Assumption of Lease dated April 1, 1992 by and between Holdings and the Company. (D)
Exhibit 10.3...Amendment #2, dated January 17, 1995, between ITP and Consumer
               Portfolio Services, Inc., to Lease Agreement dated February 14, 1991, between Holdings and Irvine Technology Partners ("ITP"), First Amendment to Lease dated as of June 26, 1992, by and among ITP, Holdings and the Company and Assignment and Assumption of Lease dated April 1, 1992, by and between Holdings and the Company. (E)
Exhibit 10.4...Form of Automobile Dealer Agreement between the Company and its
               Dealers and the related Assignment. (D)
Exhibit 10.5...Consulting Agreement dated February 14, 1996, by and between the
               Company and Stanwich Partners, Inc. (A)
Exhibit 10.6...The Receivables Funding and Servicing Agreement, dated June 1,
               1995, between Consumer Portfolio Services, Inc., CPS Funding Corp., Redwood Receivables Corporation and General Electric Capital Corporation. (A)

Exhibit 10.7...Amended and Restated Motor Vehicle Installment Contract Loan and
               Security Agreement, dated June 1, 1995, between Consumer Portfolio Services, Inc., and General Electric Capital Corporation. (A)
Exhibit 10.8...Agreement and Plan of Merger, dated August 30, 1995, between
               Consumer Portfolio Services, Inc., and CPS Holdings, Inc. (F)
Exhibit 10.9...Promissory Note, dated September 27, 1995, made by the Company in favor of Charles E. Bradley, Sr., in the aggregate principal amount of $2,000,000.(A)
Exhibit 10.10..Promissory Note, dated July 6, 1995, made by the Company in favor of SunAmerica, Inc., in the aggregate principal amount of $2,000,000. (A)
Exhibit 10.11..Lease Agreement dated December 9, 1996 between the Company and
               The Prudential Insurance Company of America, relating to the Company's branch facility in Chesapeake, Virginia. (G)
Exhibit 11.0...Statement re Computation of Per Share Earnings.
Exhibit 12.....Statement re Computation of Ratios. (H)
Exhibit 21.1...Subsidiaries of the Company. (G)
Exhibit 23.1...Consent of independent auditors.
Exhibit 24.1...Powers of Attorney. (G)
Exhibit 27.....Financial Data Schedule. (G)
Exhibit 99.....Risk Factors

-----------------
A. Previously filed as an exhibit to the Company's Form 10-KSB for the transition period ended December 31, 1995, and incorporated herein by reference.
B. Previously filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1994, and incorporated herein by reference.
C. Previously filed as an exhibit to the Company's Form 8-K, filed on December 26, 1995, and incorporated herein by reference.
D. Previously filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-49770, as amended, and incorporated herein by reference.
E. Previously filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.
F. Previously filed as an exhibit to the Company's Proxy Statement for the September 26, 1995, Annual Meeting, and incorporated herein by reference.
G. Previously filed as an exhibit to this report, on March 31, 1997.
H. Previously filed as an exhibit to the Company's Registration Statement on Form S-3, No. 333-21289, as amended on March 4, 1997, and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

During the last quarter of the fiscal ended December 1996, two reports on Form 8-K were filed by the Company. Each of such two reports included responses to Items 5 and 7 of Form 8-K relating to "Other Information," and "Financial Statement and Exhibits," respectively. No financial statements were filed with either of such reports on Form 8-K. Each of such two reports related to the Company's December 1996 sale of Contracts in a securitization transaction.

The first of the two reports, dated December 19, 1996 and filed December 23, 1996, filed the forms of Underwriting Agreement, Pooling and Servicing Agreement and Receivables Purchase Agreement relating to that transaction, and the second, dated December 11, 1996 and filed December 19, 1996, filed computational materials relating to the securitization transaction.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)


  /s/ Jeffrey P. Fritz        Date:  April 14, 1997
---------------------------
  Jeffrey P. Fritz
  Senior Vice President and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Consumer Portfolio Services, Inc.

    We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996, for the nine-month period ended December 31, 1995, and for the year ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, for the nine-month period ended December 31, 1995, and for the year ended March 31, 1995, in conformity with generally accepted accounting principles.

                                             KPMG PEAT MARWICK LLP

Orange County, California
February 14, 1997

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,   DECEMBER 31,
                                                                                         1996           1995
                                                                                    --------------  -------------
                                                ASSETS (note 11)
Cash..............................................................................  $      153,958  $  10,895,157
Contracts held for sale (notes 5 and 11)..........................................      21,656,773     19,548,842
Servicing fees receivable.........................................................       3,086,194      1,454,707
Investment in subordinated certificates...........................................        --            2,174,666
Investments in credit enhancements (note 2).......................................      43,597,472     30,477,793
Excess servicing receivables (note 7).............................................      23,654,461     11,108,251
Furniture and equipment, net (note 3).............................................         629,774        548,535
Taxes receivable..................................................................         610,913       --
Deferred financing costs (note 11)................................................         943,222      1,100,430
Investment in unconsolidated affiliate (note 4)...................................       2,263,768       --
Other assets (note 4).............................................................       5,349,885        569,944
                                                                                    --------------  -------------
                                                                                    $  101,946,420  $  77,878,325
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable & accrued expenses...............................................  $    1,697,051  $   1,341,905
Warehouse line of credit (note 11)................................................      13,264,585      7,500,000
Taxes payable.....................................................................        --            2,912,084
Deferred tax liability (note 10)..................................................       7,027,251      1,643,254
Notes payable (note 11)...........................................................      20,000,000     20,000,000
Convertible subordinated debt (note 11)...........................................       3,000,000      3,000,000
                                                                                    --------------  -------------
                                                                                        44,988,887     36,397,243
SHAREHOLDERS' EQUITY (notes 8 and 11)
Preferred stock, $1 par value; authorized 5,000,000 shares; none issued...........        --             --
Series A preferred stock, $1 par value; authorized 5,000,000 shares; 3,415,000
  shares issued; none outstanding.................................................        --             --
Common stock, no par value; authorized 30,000,000 shares; 13,779,242 and
  13,298,642 shares issued and outstanding at December 31, 1996 and 1995,
  respectively....................................................................      34,644,314     33,265,239
Retained earnings.................................................................      22,313,219      8,215,843
                                                                                    --------------  -------------
                                                                                        56,957,533     41,481,082
Commitments and contingencies (notes 4, 5, 6, 8, 9 and 12)
Subsequent events (notes 9, 11 and 14)
                                                                                    --------------  -------------
                                                                                    $  101,946,420  $  77,878,325
                                                                                    --------------  -------------
                                                                                    --------------  -------------

          See accompanying notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      NINE MONTHS
                                                                       YEAR ENDED        ENDED       YEAR ENDED
                                                                      DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                                                          1996           1995           1995
                                                                      -------------  -------------  -------------
REVENUES:
Net gain on sale of contracts (note 7)..............................  $  23,321,015  $  11,549,413  $   9,454,620
Servicing fees (note 6).............................................     16,168,867      6,475,405      7,201,062
Interest............................................................     11,703,921      6,229,895      5,849,154
                                                                      -------------  -------------  -------------
                                                                         51,193,803     24,254,713     22,504,836
                                                                      -------------  -------------  -------------
EXPENSES:
Employee costs......................................................      8,920,521      3,309,139      2,990,253
General and administrative..........................................      7,247,011      2,799,599      1,905,155
Interest............................................................      5,780,529      2,724,403      3,407,598
Provision for credit losses (note 5)................................      2,755,803        828,458        532,947
Marketing...........................................................      1,678,674      1,231,110      1,764,121
Occupancy...........................................................        768,521        267,641        254,845
Depreciation and amortization.......................................        275,348        174,555        153,355
Related party consulting fees (note 4)..............................         75,000        262,500        350,000
                                                                      -------------  -------------  -------------
                                                                         27,501,407     11,597,405     11,358,274
                                                                      -------------  -------------  -------------
Income before income taxes..........................................     23,692,396     12,657,308     11,146,562
Income taxes (note 10)..............................................      9,595,020      5,082,186      4,480,932
                                                                      -------------  -------------  -------------
Net income..........................................................  $  14,097,376  $   7,575,122  $   6,665,630
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net income per common and common equivalent share...................  $        0.95  $        0.53  $        0.60
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average number of common and common equivalent shares......     14,849,609     14,323,592     11,143,268
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Fully diluted net income per common and common equivalent share.....  $        0.93  $        0.52  $        0.56
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Fully diluted weighted average number of common and common
 equivalent shares..................................................     15,410,044     14,803,592     12,538,352
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

          See accompanying notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              SERIES A                                          RETAINED
                                          PREFERRED STOCK               COMMON STOCK            EARNINGS
                                     --------------------------  ---------------------------  (ACCUMULATED
                                       SHARES        AMOUNT         SHARES        AMOUNT        DEFICIT)         TOTAL
                                     -----------  -------------  ------------  -------------  -------------  -------------
Balance at March 31, 1994..........    3,415,000  $   3,415,000     8,733,334  $  12,810,689  $  (6,024,909) $  10,200,780
Common stock issued upon exercise
 of warrants.......................      --            --              39,466        118,398       --              118,398
Common stock issued upon exercise
 of options........................      --            --              48,000        120,000       --              120,000
Common stock issuance, net (note
 8)................................      --            --           2,000,000     13,304,550       --           13,304,550
Redemption of Preferred Stock (note
 8)................................   (3,415,000)    (3,415,000)      --            --             --           (3,415,000)
Net income.........................      --            --             --            --            6,665,630      6,665,630
                                     -----------  -------------  ------------  -------------  -------------  -------------
Balance at March 31, 1995..........      --       $    --          10,820,800  $  26,353,637  $     640,721  $  26,994,358
Common stock issued upon exercise
 of warrants.......................      --            --             100,534        301,602       --              301,602
Common stock issued upon exercise
 of options........................      --            --           1,843,974      4,610,000       --            4,610,000
Common stock issued upon conversion
 of debt (note 11).................      --            --             533,334      2,000,000       --            2,000,000
Net income.........................      --            --             --            --            7,575,122      7,575,122
                                     -----------  -------------  ------------  -------------  -------------  -------------
Balance at December 31, 1995.......      --       $    --          13,298,642  $  33,265,239  $   8,215,843  $  41,481,082
Common stock issued upon exercise
 of warrants.......................      --            --              86,000        258,000       --              258,000
Common stock issued upon exercise
 of options........................      --            --             394,600      1,121,075       --            1,121,075
Net income.........................      --            --             --            --           14,097,376     14,097,376
                                     -----------  -------------  ------------  -------------  -------------  -------------
Balance at December 31, 1996.......      --       $    --          13,779,242  $  34,644,314  $  22,313,219  $  56,957,533
                                     -----------  -------------  ------------  -------------  -------------  -------------
                                     -----------  -------------  ------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS
                                                                      YEAR ENDED        ENDED
                                                                     DECEMBER 31,    DECEMBER 31,     YEAR ENDED
                                                                         1996            1995       MARCH 31, 1995
                                                                    --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................  $   14,097,376  $    7,575,122  $    6,665,630
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization...................................         275,348         174,555         153,355
  Amortization of purchased and excess servicing receivables......       6,119,219       2,023,938       1,210,120
  Amortization of deferred financing costs........................         157,208           5,265        --
  Provision for credit losses.....................................       2,755,803         828,458         532,947
  Gain on sale of contracts from excess servicing receivables.....     (18,665,429)     (7,977,828)     (4,065,899)
  Loss on investment in unconsolidated affiliate..................         595,352        --              --
  Changes in operating assets and liabilities:
    Purchases of contracts held for sale..........................    (351,350,070)   (160,150,781)   (164,263,577)
    Liquidation of contracts held for sale........................     346,486,336     156,890,700     142,472,028
    Servicing fees receivable.....................................      (1,631,487)       (658,385)       (615,063)
    Prepaid related party expenses................................        --              --               233,333
    Initial deposits to credit enhancement accounts...............     (12,270,168)     (4,931,325)    (13,237,454)
    Excess servicing deposited to credit enhancement accounts.....     (18,790,430)     (7,553,086)     (5,390,422)
    Release of cash from credit enhancement accounts..............      17,940,919       7,693,839       5,923,201
    Deferred taxes................................................       5,383,997       2,199,068        (381,616)
    Other assets..................................................      (3,361,654)       (425,695)          3,810
    Accounts payable and accrued expenses.........................         355,146        (131,382)        528,256
    Warehouse line of credit......................................       5,764,585     (12,230,389)     19,730,389
    Taxes payable/receivable......................................      (3,522,997)     (1,865,464)      4,385,724
                                                                    --------------  --------------  --------------
      Net cash used in operating activities.......................      (9,660,946)    (18,533,390)     (6,115,238)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of subordinated certificates                        2,022,220        --              --
  Investment in unconsolidated affiliate..........................      (4,277,407)       --              --
  Purchases of furniture and equipment............................        (356,587)       (263,496)       (334,458)
  Payments received on subordinated certificates..................         152,446         118,764        --
                                                                    --------------  --------------  --------------
      Net cash used in investing activities.......................      (2,459,328)       (144,732)       (334,458)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of promissory notes....................................        --             2,000,000       5,000,000
  Issuance of note to related party...............................        --             2,000,000        --
  Issuance of long term notes.....................................        --            20,000,000        --
  Payment of financing costs......................................        --            (1,105,695)       --
  Repayment of promissory notes...................................        --            (2,000,000)     (5,000,000)
  Repayment of note to related party..............................        --            (2,000,000)       --
  Issuance of common stock........................................        --              --            13,304,550
  Redemption of preferred stock...................................        --              --            (3,415,000)
  Exercise of options and warrants................................       1,379,075       4,911,602         238,398
                                                                    --------------  --------------  --------------
      Net cash provided by financing activities...................       1,379,075      23,805,907      10,127,948
                                                                    --------------  --------------  --------------
Increase (decrease) in cash.......................................     (10,741,199)      5,127,785       3,678,252
Cash at beginning of period.......................................      10,895,157       5,767,372       2,089,120
                                                                    --------------  --------------  --------------
Cash at end of period.............................................  $      153,958  $   10,895,157  $    5,767,372
                                                                    --------------  --------------  --------------
                                                                    --------------  --------------  --------------
Supplemental disclosure of cash flow information:
  Cash paid during the period
    Interest......................................................  $    5,213,912  $    2,542,718  $    3,288,848
    Income taxes..................................................  $    6,679,000  $    4,759,050  $      523,000
Supplemental disclosure of non-cash investing and financing
 activities:
  Issuance of common stock upon conversion of debt................  $     --        $    2,000,000  $     --
  Investments in subordinated certificates........................  $     --        $    4,779,166  $     --

          See accompanying notes to consolidated financial statements

                       CONSUMER PORTFOLIO SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Consumer Portfolio Services, Inc. ("the Company") was incorporated in California on March 8, 1991. The Company and its subsidiaries engage primarily in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by dealers located throughout the United States. The Company specializes in Contracts with borrowers who generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturers' captive finance companies. The Company's operations are centralized in Irvine, California and it has purchased Contracts from Dealers in California since its inception. During the year ended December 31, 1996, Contract purchases relating to borrowers who resided in California totaled 25.8% of all contract purchases. Moreover, at December 31, 1996, borrowers who resided in California made up 33.3% of the Servicing Portfolio. A significant adverse change in the economic climate in California could result in fewer Contracts available for sale and potentially less gain on sale and servicing fee revenue.

    The automobile financing business is highly competitive. The Company competes with a number of national, local and regional finance companies with operations similar to those of the Company. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation, Ford Motor Credit Corporation, Chrysler Credit Corporation and Nissan Motors Acceptance Corporation. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital in relation to the availability and cost of capital to its competitors. The Company's competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources which may be unavailable to the Company. Many of these companies also have long-standing relationships with dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchase of automobiles from manufacturers, which is not offered by the Company.

    The Company purchases Contracts with the intent to re-sell them to institutional investors either as bulk sales or in the form of securities backed by the Contracts. Purchasers of the Contracts receive a pass through rate of interest set at the time of the sale and the Company receives a base servicing fee for its duties relating to the accounting for and collection of the Contracts. In addition, the Company is entitled to certain excess servicing fees which represent collections on the Contracts in excess of those required to pay investor principal and interest, base servicing fees and any other expenses of the trust.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries, Alton Receivables Corp. ("Alton") , CPS Receivables Corp. ("CPSRC") and CPS Funding Corp. ("CPSFC"). Alton, CPSRC and CPSFC are limited purpose corporations formed to accommodate the structures under which the Company sells its Contracts. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp. and LINC Acceptance Company, LLC,

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

both of which are 80% owned subsidiaries formed by the Company in fiscal 1996. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates which are not majority owned are reported using the equity method. The excess of the cost of the stock over the Company's share of the net assets at the acquisition date ("goodwill") is being amortized over fifteen years.

    CONTRACTS HELD FOR SALE

    The Contracts which the Company purchases from dealers provide for finance charges of approximately 20% per annum, in most cases. Each Contract provides for full amortization, equal monthly payments and can be fully prepaid by the borrower at any time without penalty. The Company typically purchases the Contracts from dealers at a discount from the amount financed under the Contract with such discounts deferred and recognized as revenue upon sale of the related Contracts. Effective January 10, 1997, the Company began purchasing all Contracts without a percentage discount, charging dealers only a flat acquisition fee for each Contract purchased based on the perceived credit risk and, in some cases, the interest rate on the Contract. Contracts are generally sold to institutional investors at par. In the case of whole loan sales, the investor withholds a portion of the purchase price as an initial credit enhancement. In the case of Contracts sold in the form of asset backed securities, the Company pledges certain cash balances as an initial credit enhancement. Contracts are generally sold by the Company within one to three months of their purchase, although they may be held longer.

    Contracts held for sale are stated at the lower of cost or market value. Market value is determined by purchase commitments from investors and prevailing market prices. Gains and losses are recorded as appropriate when Contracts are sold.

    ALLOWANCE FOR CREDIT LOSSES

    The Company provides an allowance for credit losses which management believes provides adequately for current and possible future losses that may develop in the Contracts held for sale. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of underlying collateral, and general economic conditions and trends.

    CONTRACT ACQUISITION FEES AND COSTS

    The Company generally receives an acquisition fee from the dealer for each Contract purchased. Fee proceeds are used to offset the direct expenses associated with the purchase of the Contracts, with any excess amount deferred until the Contracts are sold at which time the deferred portions are recognized as a component of the gain on sale.

    INVESTMENTS

    The Company determines the appropriate classification of its investments in debt securities at the time of purchase or creation. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity.

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts, over the estimated life of the security. Such amortization and interest earned on the debt securities are included in interest income.

    GAIN ON SALE OF CONTRACTS

    Gains or losses are determined based upon the difference between the sales proceeds for the portion of Contracts sold and the Company's recorded investment in the Contracts sold. The Company allocates the recorded investment in the Contracts between the portion of the Contracts sold and the portion retained based on the relative fair values of those portions on the date of sale.

    EXCESS SERVICING RECEIVABLES

    Excess servicing receivables ("ESR") result from the sale of Contracts on which the Company retains servicing rights and all, or a portion of, the excess cash flows. ESRs are determined by computing the difference between the weighted average yield of the Contracts sold and the yield to the purchaser, adjusted for the normal servicing fee based on the agreements between the Company and the purchaser. The resulting differential is recorded as a gain at the time of the sale equal to the present value of the estimated cash flows, net of any portion of the excess that may be due to the purchaser and adjusted for anticipated prepayments, repossessions, liquidations and other losses. The excess servicing cash flows over the estimated remaining life of the Contracts have been calculated for all applicable periods using estimates for prepayments, losses (charge-offs) and weighted average discount rates, which the Company expects market participants would use for similar instruments. Losses are discounted at an assumed risk free rate. The ESRs are amortized using the interest method and are offset against servicing fees. To the extent that the actual future performance of the Contracts results in less excess cash flows than the Company estimated, the Company's ESRs will be adjusted at least quarterly, with corresponding charges recorded against income in the period in which the adjustment is made. To the extent that the actual cash flows exceed the Company's estimates the Company will record additional servicing fees. Excess servicing receivables are evaluated quarterly for impairment by reassessing the discounted future estimated excess servicing fees, on individual securitized pools, which consist predominantly of pools of Contracts purchased in the quarter of each securitization. If the carrying value of the ESR is greater than the future estimated ESR, a charge to earnings is made through a valuation allowance.

    FURNITURE AND EQUIPMENT

    Furniture and equipment are stated at cost net of accumulated depreciation which is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease term.

    SERVICING

    Servicing fees are reported as income when earned, net of related amortization of purchased and excess servicing. Servicing costs are charged to expense as incurred.

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    NET INCOME PER SHARE

    The computation of net income per common and common equivalent share is based upon the Treasury Stock Method using the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options and warrants. The fully diluted net income per share computation reflects the effect of common shares contingently issuable upon the conversion of convertible debt in which such conversion would cause dilution. Fully diluted net income per common share also reflects additional dilution related to stock options and warrants due to the use of the market price at the end of the period, when higher than the average price for the period.

    INCOME TAXES

    The Company and its subsidiaries file a consolidated Federal income and combined state franchise tax return on a fiscal year basis. The Company utilizes the asset and liability method of accounting for income taxes under which deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has accounted for income taxes in this manner since its inception.

    STOCK SPLIT

    On February 16, 1996, the Board of Directors authorized a two-for-one stock split to be distributed on or about March 14, 1996, to shareholders of record on March 7, 1996. All references in the consolidated financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

    STOCK OPTION PLAN

    Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based methods defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations or liquidity.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with the recording of the allowance for credit losses and excess servicing receivables and the related gain. Actual results could differ from those estimates.

    RECLASSIFICATION

    Certain amounts for the prior periods have been reclassified to conform to the current presentation.

(2) INVESTMENTS

    The Company is a party to various agreements with institutional investors and investment banks for the sale of the Company's Contracts. The agreements call for the Company to sell Contracts to one of its special purpose corporation subsidiaries, either Alton or CPSRC (the "SPCs"), which subsequently transfer the Contracts to various grantor trusts (the "Trusts") which then issue interest bearing certificates which are purchased by institutional investors. The terms of the agreements provide that simultaneous with

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(2) INVESTMENTS (CONTINUED)

each purchase of certificates by the investor, the Company is required to provide a credit enhancement in the form of a cash capital contribution to the SPC equal to a specified percentage of the amount of the certificates purchased by the investor. The SPC then deposits the initial cash, and subsequent excess servicing cash flows as required by the terms of the various agreements, to an account held by a trustee (the "Spread Account") and pledges the cash to the Trust, which in turn invests the cash in high quality liquid investment securities as defined by the various agreements. In the securitizations since June 1995, the Company altered the credit enhancement mechanism to create a subordinated class of asset-backed securities ("B Piece") in order to reduce the size of the required initial deposit to the Spread Account. All of the B Pieces through December 31, 1996, had an initial principal balance equal to 5% of the aggregate principal balance of the asset-backed securities. As of December 31, 1996, all of the B Pieces have been sold except the B Piece related to the June 1995 securitization. In the event that the cash flows generated by the Contracts transferred to the Trust are insufficient to pay obligations of the Trust, including principal or interest due to certificateholders or expenses of the Trust, the trustee will draw an amount necessary from the Spread Accounts to pay the obligations of the Trust.

    The agreements provide that the Spread Accounts shall be maintained at a specified percent of the principal balance of the certificates, which can be increased in the event delinquencies and/or losses exceed certain specified levels. In the event delinquencies and/or losses on the Contracts serviced exceed specified levels defined in certain of the Company's securitization agreements, the terms of those securitizations may require the transfer of servicing to another servicer. Consequently, as principal payments are made to the certificateholders, and if the Spread Accounts are in excess of the specified percent of the principal balance of the certificates, the trustee shall release to the SPC the portion of the pledged cash that is in excess of the amount necessary to meet the specified percent of the principal balance of the certificates. To the extent cash in excess of the predetermined level is generated, such cash is either transferred to cover deficiencies, if any, in Spread Accounts for other pools, or is released to the Company. Except for releases in this manner, the cash in the Spread Accounts is restricted from use by the SPC or the Company. Investments in credit enhancements were made up of the following components:

                                                                           DECEMBER 31,   DECEMBER 31,
                                                                               1996           1995
                                                                           -------------  -------------
     Funds held by investor..............................................  $   1,263,660  $   2,211,363
     Investment in subordinated certificates.............................      1,530,950      2,137,333
     US government securities............................................     40,802,862     26,129,097
                                                                           -------------  -------------
                                                                           $  43,597,472  $  30,477,793
                                                                           -------------  -------------
                                                                           -------------  -------------

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(3) FURNITURE AND EQUIPMENT

    Furniture and equipment consists of the following:

                                                                            DECEMBER 31,   DECEMBER 31,
                                                                                1996           1995
                                                                            -------------  ------------
     Furniture and fixtures..............................................   $     759,783   $  629,613
     Computer equipment..................................................         875,870      682,541
     Leasehold improvements..............................................          91,700       65,103
                                                                            -------------  ------------
                                                                                1,727,353    1,377,257
         Less accumulated depreciation and amortization..................      (1,097,579)    (828,722)
                                                                            -------------  ------------
                                                                            $     629,774   $  548,535
                                                                            -------------  ------------
                                                                            -------------  ------------

(4) RELATED PARTY TRANSACTIONS

    Prior to December 11, 1995, the Company was a majority-owned subsidiary of CPS Holdings, Inc., a Delaware corporation ("Holdings"). In September 1995, the shareholders of the Company approved the merger of Holdings into the Company. The merger was completed on December 11, 1995, and had no effect on the Company's consolidated financial statements. Prior to the merger, Charles E. Bradley, Sr., the Company's Chairman of the Board, was the principal shareholder of Holdings.

    The Company is a party to a consulting agreement with Stanwich Partners, Inc. ("SPI") that call for monthly payments of $6,250 through December 31, 1998. Included in the accompanying consolidated statements of operations for the year ended December 31, 1996, for the nine months ended December 31, 1995, and for the year ended March 31, 1995, is $75,000, $262,500 and $350,000, respectively, of consulting expense related to this consulting agreement. The Chairman of the Board of Directors of the Company is a principal shareholder of SPI.

    During the year ended March 31, 1995, the Company advanced to Holdings $714,494, pursuant to various notes which were to mature on or before July 1, 1995. As of March 31, 1995, all principal and interest under the notes had been paid in full.

    On September 27, 1995, the Company borrowed $2 million through a promissory note to Charles E. Bradley, Sr., Chairman of the Board of Directors. Interest accrued at 11.5% and was payable on the maturity date, December 31, 1995, or upon the exercise of an option by Holdings for the purchase of 1,800,000 shares of the Company's common stock at $2.50 per share, whichever was earlier. On December 6, 1995, Holdings exercised its option and the note was repaid in full.

    Included in other assets at December 31, 1996, is a receivable for approximately $100,000 from SPI related to investment banking services performed by the Company in connection with the Company's January 2, 1997 acquisition of Stanwich Leasing, Inc. ("SLI") (see note 14).

    Investment in unconsolidated affiliate consists of a 38% interest in NAB Asset Corporation ("NAB") that was acquired by the Company on June 6, 1996, for approximately $4,300,000. At the time of the acquisition, NAB had approximately $3.5 million in cash and no significant operations. The Company's investment in NAB exceeded the Company's share of the net assets of NAB at the acquisition date by approximately $1,418,000. This amount, which is included in other assets in the accompanying balance

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(4) RELATED PARTY TRANSACTIONS (CONTINUED)

sheet, has been recorded by the Company as goodwill. Based on the closing price on the Nasdaq, the market value of the investment in NAB was approximately $7.5 million at December 31, 1996. Charles E. Bradley, Sr., Chairman of the Company's Board of Directors and principal shareholder and Charles E. Bradley, Jr., President, Chief Executive Officer and a member of the Company's Board of Directors are both on the Board of Directors of NAB.

    Subsequent to the Company's investment in NAB, NAB purchased Mortgage Portfolio Services, Inc. ("MPS") from the Company for $300,000. MPS, formed by the Company in April, 1996, is a mortgage broker-dealer based in Texas specializing in "B" and "C" mortgages. In July 1996, NAB formed CARSUSA, Inc. ("CARSUSA"), which purchased, and now owns and operates, a Mitsubishi automobile dealership in Southern California. Included in general and administrative expenses for the year ended December 31, 1996, is $595,352, which represents the Company's share of NAB's loss since June 6, 1996. Included in other assets at December 31, 1996, are amounts due from NAB amounting to $1,098,000. Of this amount, $800,000 relates to a flooring line of credit provided to CARSUSA and the remainder relates to fees owed by MPS and CARSUSA for services rendered by the Company in fiscal 1996.

    During fiscal 1996, the Company sold 69 automobiles to CARSUSA and received proceeds of $458,650. Additionally, the Company purchased 39 contracts from CARSUSA. The aggregate principal balance of the Contracts purchased was $517,264.

(5) CONTRACTS HELD FOR SALE

    The balance of Contracts held for sale was made up of the following components:

                                                                           DECEMBER 31,   DECEMBER 31,
                                                                               1996           1995
                                                                           -------------  -------------
     Gross receivable balance............................................  $  28,095,461  $  24,584,472
     Unearned finance charges............................................     (5,268,107)    (3,820,267)
     Dealer discounts....................................................       (509,266)      (944,284)
     Deferred loan origination costs (net of related fees)...............         61,774         59,077
     Allowance for credit losses.........................................       (723,089)      (330,156)
                                                                           -------------  -------------
         Net contracts held for sale.....................................  $  21,656,773  $  19,548,842
                                                                           -------------  -------------
                                                                           -------------  -------------

     Activity in the allowance for credit losses consisted of the following:

                                                                               NINE MONTHS
                                                                YEAR ENDED        ENDED      YEAR ENDED
                                                               DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                                                   1996           1995          1995
                                                               -------------  -------------  -----------
     Balance, beginning of period............................  $     330,156  $     323,631  $    50,169
     Provisions..............................................      2,755,803        828,458      532,947
     Charge-offs.............................................     (2,755,303)    (1,076,982)    (386,408)
     Recoveries..............................................        392,433        255,049      126,923
                                                               -------------  -------------  -----------
         Balance, end of period..............................  $     723,089  $     330,156  $   323,631
                                                               -------------  -------------  -----------
                                                               -------------  -------------  -----------

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

    The Company is required to represent and warrant certain matters with respect to the Contracts sold to the investors, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the Contracts. In the event of a breach by the Company of any representation or warranty, the Company is obligated to repurchase the Contracts from the investors at a price equal to the investors' purchase price less the related credit enhancement and any principal payments received from the borrower. In most cases, the Company would then be entitled under the terms of its agreements with its dealers to require the selling dealer to repurchase the Contracts at the Company's purchase price less any principal payments received from the borrower.

    As of December 31, 1996, December 31, 1995, and March 31, 1995, the Company had commitments to purchase $1,109,595, $910,325, and $706,720, respectively of Contracts from Dealers in the ordinary course of business.

(6) SERVICING

    Servicing fees are reported as income when earned, net of related amortization of purchased and excess servicing. Servicing costs are charged to expense as incurred. Servicing fees included the following components:

                                                                             NINE MONTHS
                                                              YEAR ENDED        ENDED       YEAR ENDED
                                                             DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                                                 1996           1995           1995
                                                             -------------  -------------  -------------
     Gross loan servicing fees.............................  $  22,288,086  $   8,499,343  $   8,411,182
     Amortization of purchased servicing...................       --             --               (4,849)
     Amortization of excess servicing......................     (6,119,219)    (2,023,938)    (1,205,271)
                                                             -------------  -------------  -------------
         Net Servicing fees................................  $  16,168,867  $   6,475,405  $   7,201,062
                                                             -------------  -------------  -------------
                                                             -------------  -------------  -------------

    The Company services Contracts and loans to borrowers residing in approximately 49 states, with the largest concentrations of loans in California, Florida, Pennsylvania and Texas. Servicing balances were made up of the following components:

                                                                 DECEMBER 31,
                                                        ------------------------------
                                                             1996            1995       MARCH 31, 1995
                                                        --------------  --------------  --------------
     Contracts held for sale..........................  $   22,827,354  $   20,764,205  $   23,469,223
     Servicing subject to recourse provisions:
         Whole loan portfolios........................      11,212,010      21,213,050      29,754,103
         Alton Receivables Corp.......................      10,240,973      22,732,021      35,324,463
         CPS Receivables Corp.........................     461,653,273     224,218,079     104,252,042
                                                        --------------  --------------  --------------
                                                        $  505,933,610  $  288,927,355  $  192,799,831
                                                        --------------  --------------  --------------
                                                        --------------  --------------  --------------

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(7) EXCESS SERVICING RECEIVABLES

    The following table summarizes ESR activity:

                                                                             NINE MONTHS
                                                              YEAR ENDED        ENDED       YEAR ENDED
                                                             DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                                                 1996           1995           1995
                                                             -------------  -------------  -------------
     Balance, beginning of period..........................  $  11,108,251  $   5,154,361  $   2,293,733
     ESR gains recognized..................................     18,665,429      7,977,828      4,065,899
     Amortization of ESR...................................     (6,119,219)    (2,023,938)    (1,205,271)
                                                             -------------  -------------  -------------
         Balance, end of period............................  $  23,654,461  $  11,108,251  $   5,154,361
                                                             -------------  -------------  -------------
                                                             -------------  -------------  -------------

     ESR balances were made up of the following components:

                                                              DECEMBER 31, 1996
                                                        ------------------------------
                                                             1996            1995       MARCH 31, 1995
                                                        --------------  --------------  --------------
     Present value of future cash flows...............  $   70,339,711  $   34,538,442  $   19,551,370
     Discounted allowance for credit losses...........    (46,685,250)    (23,430,191)    (14,397,009)
                                                        --------------  --------------  --------------
         Net ESR balance..............................  $   23,654,461  $   11,108,251  $    5,154,361
                                                        --------------  --------------  --------------
                                                        --------------  --------------  --------------
         Servicing subject to recourse provisions.....  $  483,106,256  $  268,163,150  $  169,330,608
                                                        --------------  --------------  --------------
                                                        --------------  --------------  --------------
     Discounted allowance as percentage of servicing
         subject to recourse provisions...............            9.66%           8.74%           8.50%
                                                        --------------  --------------  --------------
                                                        --------------  --------------  --------------

     Net gain on sale on Contracts was made up of the following components:

                                                                            NINE MONTHS
                                                             YEAR ENDED        ENDED       YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                                                1996           1995           1995
                                                            -------------  -------------  -------------
     Dealer discount......................................  $   8,271,777  $   5,573,371  $   6,750,955
     ESR gains recognized.................................     18,665,429      7,977,828      4,065,899
     Deferred acquisition fees (expenses).................     (1,381,436)      (528,870)       647,766
     Expenses related to sales............................     (2,234,755)    (1,472,916)    (2,010,000)
                                                            -------------  -------------  -------------
                                                            $  23,321,015  $  11,549,413  $   9,454,620
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------

(8) SHAREHOLDERS' EQUITY

    PREFERRED STOCK

    The holders of the Series A Preferred Stock were entitled to receive non-cumulative annual dividends equal to 6% of par value, payable quarterly in cash (or, at the option of the Company, in-kind in additional shares of Series A Preferred Stock), when and as declared by the Board of Directors, after the Company's cumulative net income from the date of the Company's initial public offering reached $5,000,000. No dividends or other distributions may be made with respect to the common stock until accrued dividends

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(8) SHAREHOLDERS' EQUITY (CONTINUED)

have been declared and paid (or reserved for payment) on the Series A Preferred Stock. Upon liquidation, the Series A Preferred Stock is entitled to receive, in preference to any payment on the common stock, an amount equal to par value plus any accrued and unpaid dividends. After March 31, 1994, the Series A Preferred Stock was subject to redemption at the option of the Company at a price of $1.00 per share plus accrued and unpaid dividends. On March 15, 1995, the Company redeemed, for an aggregate price of $3.4 million, all of the outstanding Series A Preferred Stock with proceeds from the March 7, 1995, public offering of 2,000,000 shares of its common stock.

    COMMON STOCK

    On March 7, 1995, the Company completed a second public offering of 2,000,000 shares of its common stock. Net of related offering expenses of $1,445,450, the Company raised $13,304,550 in this offering.

    Holders of the common stock are entitled to such dividends as the Company's Board of Directors, in its discretion, may declare out of funds available, subject to the terms of any outstanding shares of preferred stock and other restrictions. In the event of liquidation of the Company, holders of common stock are entitled to receive, pro rata, all of the assets of the Company available for distribution, after payment of any liquidation preference to the holders of outstanding shares of preferred stock. Holders of the shares of common stock have no conversion or preemptive or other subscription rights and there are no redemption or sinking fund provisions applicable to the common stock.

    OPTIONS AND WARRANTS

    In 1991, the Company adopted and gained sole shareholder approval of the 1991 Stock Option Plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan, as amended, authorizes grants of options to purchase up to 2,700,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have terms that range from 7 to 10 years and vest over a range of 0 to 7 years. In addition to the Plan, in fiscal 1995, the Company granted 60,000 options to certain directors of the Company that vest over three years and expire nine years from the grant date.

    At December 31, 1996, there were 97,000 additional shares available for grant under the Plan. Of the options outstanding at December 31, 1996 and 1995 and March 31, 1995, 1,319,420, 1,296,786 and 1,191,872 were exercisable with weighted-average exercise prices of $4.02, $2.71 and $2.62, respectively. The per share weighted-average fair value of stock options granted during the year ended December 31,

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(8) SHAREHOLDERS' EQUITY (CONTINUED)

1996 and the nine months ended December 31, 1995 was $4.99 and $4.17 at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                               YEAR ENDED       NINE MONTHS
                                                                              DECEMBER 31,    ENDED DECEMBER
                                                                                  1996           31, 1995
                                                                             ---------------  ---------------
     Expected life (years).................................................          5.86             6.33
     Risk-free interest rate...............................................          6.23%            6.80%
     Volatility............................................................         46.20%           46.20%
     Expected dividend yield...............................................        --               --

    The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicted below.

                                                                                           NINE MONTHS
                                                                             YEAR ENDED       ENDED
                                                                            DECEMBER 31,   DECEMBER 31,
                                                                                1996           1995
                                                                            -------------  ------------
     Net income
         As reported......................................................  $  14,097,376   $7,575,122
         Pro forma........................................................     13,550,000    7,505,000

     Net income per share
         As reported......................................................  $        0.95   $     0.53
         Pro forma........................................................  $        0.92   $     0.53

     Net income per fully-diluted share
         As reported......................................................  $        0.93   $     0.52
         Pro forma........................................................  $        0.90   $     0.52

    Pro forma net income and net income per share reflects only options granted in the year ended December 31, 1996 and the nine months ended December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(8) SHAREHOLDERS' EQUITY (CONTINUED)

    Stock options activity during the periods indicated is as follows:

                                                                           NUMBER OF   WEIGHTED-AVERAGE
                                                                             SHARES     EXERCISE PRICE
                                                                           ----------  ----------------
     Balance at March 31, 1994...........................................   1,677,840    $       2.63
         Granted.........................................................     415,200            5.54
         Exercised.......................................................      48,000            2.50
         Canceled........................................................      --             --
                                                                           ----------  ----------------
     Balance at March 31, 1995...........................................   2,045,040            3.23
         Granted.........................................................     159,360            7.61
         Exercised.......................................................      44,000            2.50
         Canceled........................................................      --             --
                                                                           ----------  ----------------
     Balance at December 31, 1995........................................   2,160,400            3.56
         Granted.........................................................     513,400            9.60
         Exercised.......................................................     394,600            2.82
         Canceled........................................................     124,800            5.23
                                                                           ----------  ----------------
     Balance at December 31, 1996........................................   2,154,400    $       5.04
                                                                           ----------  ----------------
                                                                           ----------  ----------------

    At December 31, 1996, the range of exercise prices, the number, weighted-average exercise price and weighted-average remaining term of options outstanding and the number and weighted-average price of options currently exercisable are as follows:

                                                                     WEIGHTED-     WEIGHTED                  WEIGHTED-
                                                                      AVERAGE       AVERAGE                   AVERAGE
                                                        NUMBER       REMAINING     EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                              OUTSTANDING      TERM          PRICE     EXERCISABLE     PRICE
----------------------------------------------------  -----------  -------------  -----------  -----------  -----------
$ 2.50--$ 2.50......................................     874,920          1.80     $    2.50      874,920    $    2.50
$ 2.69--$ 2.69......................................     228,920          4.96     $    2.89       91,840    $    2.69
$ 4.38--$ 4.38......................................      70,000          7.25     $    4.38       34,000    $    4.38
$ 5.38--$ 5.38......................................     301,200          7.25     $    5.38       27,200    $    5.38
$ 6.78--$ 8.38......................................     201,760          8.09     $    7.42       57,700    $    7.41
$ 8.63--$ 8.63......................................      15,000          9.53     $    8.63        3,000    $    8.63
$ 8.88--$ 8.88......................................     326,400          9.25     $    8.88      205,760    $    8.88
$11.00--$11.00......................................      15,200          7.83     $   11.00       --           --
$12.00--$12.00......................................     119,000          9.82     $   12.00       23,800    $   12.00
$12.13--$12.13......................................       2,000          9.83     $   12.13          400    $   12.13

    In connection with the Company's initial public offering, the Company sold to the underwriter of the offering, for an aggregate price of $120, warrants to purchase up to 240,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants are exercisable during the four year period commencing one year from the date of the offering. The shares represented by the warrants have been registered for public sale. During the year ended December 31, 1996, the nine months ended

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(8) SHAREHOLDERS' EQUITY (CONTINUED)

December 31, 1995, and the year ended March 31, 1995, the underwriter exercised 86,000, 100,534, and 39,466 warrants, respectively, leaving a balance of 14,000 at December 31, 1996.

(9) COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases its facilities and certain computer equipment under non-cancelable operating leases which expire through 2007. Future minimum lease payments at December 31, 1996, under these leases are as follows:

1997....................................................................  $ 989,333
1998....................................................................    874,539
1999....................................................................    794,019
2000....................................................................    670,497
2001....................................................................     87,433
                                                                          ---------
                                                                          $3,415,821
                                                                          ---------
                                                                          ---------

    Subsequent to December 31, 1996, the Company entered into a building lease for a new collection facility in Chesapeake, Virginia. The lease calls for 126 monthly payments of $21,722 for total minimum lease payments of $2,736,993.

    Rent expense for the year ended December 31, 1996, the nine months ended December 31, 1995, and the year ended March 31, 1995, was $463,592, $186,483 and $219,835, respectively. The Company's facility lease contains certain rental concessions and escalating rental payments which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the term of the lease.

    LITIGATION

    The Company is subject to lawsuits which arise in the ordinary course of its business. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from existing and threatened lawsuits would not have a material adverse effect on the Company's financial position and results of operations.

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(10) INCOME TAXES

    Income taxes are comprised of the following:

                                                                             NINE MONTHS
                                                                YEAR ENDED      ENDED       YEAR ENDED
                                                               DECEMBER 31,  DECEMBER 31,   MARCH 31,
                                                                   1996          1995          1995
                                                               ------------  ------------  ------------
Current
  Federal....................................................   $3,060,164    $2,156,799   $  3,718,390
  State......................................................    1,150,859       726,319      1,144,158
                                                               ------------  ------------  ------------
                                                                 4,211,023     2,883,118      4,862,548
Deferred
  Federal....................................................    4,565,383     1,683,960       (353,739)
  State......................................................      818,614       515,108        (27,877)
                                                               ------------  ------------  ------------
                                                                 5,383,997     2,199,068       (381,616)
                                                               ------------  ------------  ------------
    Total tax expense........................................   $9,595,020    $5,082,186   $  4,480,932
                                                               ------------  ------------  ------------
                                                               ------------  ------------  ------------

    The Company's effective tax expense differs from the amount determined by applying the statutory Federal rate of 35% for the year ended December 31, 1996, and for the nine months ended December 31, 1995, and the year ended March 31, 1995, to income before income taxes as follows:

                                                                             NINE MONTHS
                                                                YEAR ENDED      ENDED       YEAR ENDED
                                                               DECEMBER 31,  DECEMBER 31,   MARCH 31,
                                                                   1996          1995          1995
                                                               ------------  ------------  ------------
Expense at Federal tax rate..................................   $8,292,338    $4,430,058   $  3,901,297
California franchise tax, net of.............................    1,280,157
Federal income tax benefit...................................                    737,192        727,267
Other........................................................       22,525       (85,064)      (147,632)
                                                               ------------  ------------  ------------
                                                                $9,595,020    $5,082,186   $  4,480,932
                                                               ------------  ------------  ------------
                                                               ------------  ------------  ------------

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(10) INCOME TAXES (CONTINUED)

    The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1996, and December 31, 1995, are as follows:

                                                                             DECEMBER 31,  DECEMBER 31,
                                                                                 1996          1995
                                                                             ------------  ------------
Deferred Tax Assets:
  Accrued Liabilities......................................................   $   13,670    $   77,716
  Furniture and equipment..................................................       23,095        52,938
  Provision for credit losses..............................................      301,357        33,727
  State taxes..............................................................      508,219       489,856
                                                                             ------------  ------------
                                                                                 846,341       654,237
Valuation allowance........................................................       --            --
                                                                             ------------  ------------
                                                                                 846,341       654,237
Deferred Tax Liabilities--
  Excess servicing receivables.............................................    7,873,592     2,297,491
                                                                             ------------  ------------
    Net deferred tax liability.............................................   $7,027,251    $1,643,254
                                                                             ------------  ------------
                                                                             ------------  ------------

    In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

    The Company believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income.

(11) DEBT

    In June 1995, the Company entered into two warehouse line of credit agreements (collectively the "Line"). The Line provides the Company with an interim financing facility to hold Contracts for sale in greater numbers and for longer periods of time prior to their sale to other institutional investors. The primary agreement provides for loans by Redwood Receivables Corporation ("Redwood") to the Company, to be funded by commercial paper issued by Redwood and secured by Contracts pledged periodically by the Company. The Redwood facility provides for a maximum of $100.0 million of advances to the Company, with interest at a variable rate tied to prevailing commercial paper rates (6.99% at December 31, 1996). When the Company wishes to securitize these Contracts, a substantial part of the proceeds received from investors is paid to Redwood, which simultaneously releases the pledged Contracts for transfer to a pass-through securitization trust.

    The second agreement is a standby line of credit with General Electric Capital Corporation ("GECC"), also with a $100.0 million maximum, which the Company may use only if and to the extent that Redwood does not provide funding as described above. The GECC line is secured by Contracts and substantially all the other assets of the Company. Both agreements extend through November 30, 1998.

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(11) DEBT (CONTINUED)

    The two agreements are viewed as a single short-term warehouse line of credit, with advances varying according to the amount of pledged Contracts. The Company is charged a non-utilization fee of .25% per annum on the unused portion of the Line.

    In December 1996, the Company entered into a overdraft financing facility with, a bank that provides for maximum borrowings of $2.0 million. Interest is charged on the outstanding balance at the bank's reference rate (8.25% at December 31, 1996) plus 1.75%. There were no borrowings outstanding under this facility at December 31, 1996. The facility expires on June 1, 1998. Both the Line and the overdraft financing facility contain various restrictive and financial covenants that the Company was in compliance with at December 31, 1996.

    On December 20, 1995, the Company issued $20.0 million in rising interest subordinated redeemable securities due January 1, 2006 (the "Notes"). The Notes are unsecured general obligations of the Company. Interest on the Notes is payable on the first day of each month, commencing February 1, 1996, at an interest rate of 10.0% per annum. The interest rate increases 0.25% on each January 1 for the first nine years and 0.50% in the last year. In connection with the issuance of the Notes, the Company incurred and capitalized issuance costs of $1,105,695. The Company recognizes interest and amortization expense related to the Notes using a method which approximates the effective interest method over the expected redemption period. The Notes are subordinated to certain existing and future indebtedness of the Company as defined in the indenture agreement. The Company is required to redeem, subject to certain adjustments, $1.0 million of the aggregate principal amount of the Notes through the operation of a sinking fund on each of January 1, 2000, 2001, 2002, 2003, 2004 and 2005. The Notes are not redeemable at the option of the Company prior to January 1, 1998. The Company may at its option elect to redeem the Notes from the registered holders of the Notes, in whole or in part, at any time, on or after January 1, 1998, and prior to January 1, 1999, at 102% of their principal amount, on or after January 1, 1999, and prior to January 1, 2000, at 101% of their principal amount, and on or after January 1, 2000, at 100% of their principal amount, in each case plus accrued interest to and including the date of redemption.

    On March 12, 1993, the Company issued a $2 million five year convertible subordinated note ("Note 1") to an institutional investor in conjunction with an agreement by that investor to commit to purchase up to $50 million of the Company's Contracts. Interest accrued at 11% and was payable semi-annually. On July 5, 1995, the holder converted Note 1 to 533,334 shares of the Company's common stock. On November 16, 1993, the Company issued a $3 million five year convertible subordinated note ("Note 2") to the same institutional investor in conjunction with an agreement by that investor to commit to purchase an additional $50 million of the Company's Contracts. Interest accrued at 9.5% and was payable semi-annually. On January 17, 1997, the holder converted Note 2 into 480,000 shares of the Company's common stock.

    On May 15, 1994, the Company issued a promissory note in the amount of $2.0 million to the same institutional investor who held Note 2. On October 25, 1994, the Company borrowed an additional $3.0 million under two new promissory notes from two different institutional investors. These promissory notes bore interest at 400 basis points over the Citibank Base Rate and matured on February 28, 1995, with provisions for extensions to April 30, 1995, at the option of the Company. The Company repaid each of these notes with the proceeds from its March 7, 1995, public common stock offering.

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(11) DEBT (CONTINUED)

    On July 6, 1995, the Company issued a promissory note in the amount of $2.0 million to the same institutional investor who held Note 2. The note bore interest at 200 basis points over the Citibank Base Rate and matured on December 31, 1995. On December 6, 1995, this note was repaid in full.

(12) EMPLOYEE BENEFITS

    The Company sponsors a pretax savings and profit sharing plan (the "401(K) Plan") under section 401(k) of the Internal Revenue Code. Under the 401(K) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). The Company matches 40% of employees' contributions up to $500 per employee per calendar year. The Company's contribution to the 401(K) Plan was $63,801, $13,811, and $16,245 for the year ended December 31, 1996, for the nine months ended December 31, 1995, and for the year ended March 31, 1995, respectively.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active market values do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 1996, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 1996, were as follows:

                                                                             DECEMBER 31,
                                                      ----------------------------------------------------------
                                                                  1996                          1995
                                                      ----------------------------  ----------------------------
                                                        CARRYING         FAIR         CARRYING         FAIR
FINANCIAL INSTRUMENT                                      VALUE          VALUE          VALUE          VALUE
----------------------------------------------------  -------------  -------------  -------------  -------------
Cash................................................  $     153,958  $     153,958  $  10,895,157  $  10,895,157
Contracts held for sale.............................     21,656,773     22,800,000     19,548,842     20,700,000
Investment in subordinated certificates.............       --             --            2,174,666      2,174,666
Investment in credit enhancements...................     43,597,472     43,597,472     30,477,793     30,477,793
Excess servicing receivable.........................     23,654,461     23,654,461     11,108,251     11,108,251
Warehouse line of credit............................     13,264,585     13,264,585      7,500,000      7,500,000
Notes payable.......................................     20,000,000     20,000,000     20,000,000     20,000,000
Convertible subordinated debt.......................  $   3,000,000  $   3,000,000  $   3,000,000  $   3,000,000

    CASH

    The carrying value equals fair value.

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    CONTRACTS HELD FOR SALE

    The fair value of the Company's contracts held for sale is determined in the aggregate based upon current investor yield requirements and by discounting the future cash flows using the current credit and discount rates that the Company believes reflect the estimated credit, interest rate and prepayment risks associated with similar types of instruments.

    INVESTMENTS IN SUBORDINATED CERTIFICATES

    The fair value is estimated by discounting future cash flows using credit and discount rates that the Company believes reflect the estimated credit, interest rate and prepayment risks associated with similar types of instruments.

    INVESTMENTS IN CREDIT ENHANCEMENTS

    The fair value is estimated by discounting future cash flows using credit and discount rates that the Company believes reflect the estimated credit, interest rate and prepayment risks associated with similar types of instruments.

    EXCESS SERVICING RECEIVABLES

    The fair value is estimated by discounting future cash flows using credit and discount rates that the Company believes reflect the estimated credit, interest rate and prepayment risks associated with similar types of instruments.

    WAREHOUSE LINE OF CREDIT

    The carrying value approximates fair value because the warehouse line of credit is short-term in nature and the related interest rates are estimated to reflect current market conditions for similar types of instruments.

    NOTES PAYABLE

    The fair value is estimated based on quoted market prices and on current rates for similar debt with similar remaining maturities.

    CONVERTIBLE SUBORDINATED DEBT

    The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of instruments.

(14) SUBSEQUENT EVENTS (UNAUDITED)

    In January 1997, the Company purchased 80% of the outstanding stock of SLI from Charles E. Bradley, Sr., Chairman of the Board of Directors and principal shareholder, and John G. Poole, a director of the Company, for a purchase price of $100,000. The transaction was considered and approved by the independent members of the Board of Directors of the Company.

                       CONSUMER PORTFOLIO SERVICES, INC.

     YEAR ENDED DECEMBER 31, 1996, NINE MONTHS ENDED DECEMBER 31, 1995 AND
                           YEAR ENDED MARCH 31, 1995

(14) SUBSEQUENT EVENTS (UNAUDITED, CONTINUED)

    The Company has filed a Form S-3 Registration Statement with the Securities and Exchange Commission pursuant to which it plans to sell approximately $22 million in unsecured Participating Equity Notes due in 2004. Twenty-five percent of each note is convertible into common stock of the Company at maturity or in connection with redemption. The notes will be subordinate to all existing and future senior indebtedness. There can be no assurance that all or any of such notes will be sold.

(15) SELECTED QUARTERLY DATA (UNAUDITED)

                                                    QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                                      MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                                    --------------  --------------  --------------  --------------
1996
  Revenues........................................   $  9,907,581    $ 12,485,185    $ 13,758,526    $ 15,042,511
  Income before income taxes......................      5,101,297       5,517,249       6,451,297       6,622,553
  Net income......................................      3,051,297       3,271,229       3,834,297       3,940,553
  Net income per common and common equivalent
    share.........................................           0.21            0.22            0.26            0.26
  Fully diluted net income per common and common
    equivalent share..............................           0.20            0.22            0.25            0.26

1995
  Revenues........................................   $  6,518,853    $  8,089,304    $  7,852,191    $  8,313,218
  Income before income taxes......................      3,376,694       4,075,286       4,175,663       4,406,359
  Net income......................................      2,019,189       2,342,207       2,532,645       2,700,270
  Net income per common and common equivalent
    share.........................................           0.18            0.18            0.18            0.18
  Fully diluted net income per common and common
    equivalent share..............................           0.18            0.16            0.18            0.18

EXHIBIT INDEX

Exhibit 3.1....Restated Articles of Incorporation of the Company, as amended on
               December 13, 1993, and March 7, 1996. (A)
Exhibit 3.2....Amended and Restated By-Laws of the Company, adopted November 30,
               1993. (B)
Exhibit 4.1....The Indenture dated December 15, 1995, between Consumer Portfolio
               Services, Inc., and Harris Trust and Savings Bank. (C)
Exhibit 4.2....First Supplemental Indenture dated December 15, 1995, between
               Consumer Portfolio Services, Inc., and Harris Trust and Savings Bank. (C)
Exhibit 10.1...1991 Stock Option Plan as amended on April 27, 1994, and forms of
               Stock Option Agreement. (B)
Exhibit 10.2...Lease Agreement dated February 14, 1991 between Holdings and
               Irvine Technology Partners ("ITP"), First Amendment to Lease dated as of June 26, 1992 by and among ITP, Holdings and the Company and Assignment and Assumption of Lease dated April 1, 1992 by and between Holdings and the Company. (D)
Exhibit 10.3...Amendment #2, dated January 17, 1995, between ITP and Consumer
               Portfolio Services, Inc., to Lease Agreement dated February 14, 1991, between Holdings and Irvine Technology Partners ("ITP"), First Amendment to Lease dated as of June 26, 1992, by and among ITP, Holdings and the Company and Assignment and Assumption of Lease dated April 1, 1992, by and between Holdings and the Company. (E)
Exhibit 10.4...Form of Automobile Dealer Agreement between the Company and its
               Dealers and the related Assignment. (D)
Exhibit 10.5...Consulting Agreement dated February 14, 1996, by and between the
               Company and Stanwich Partners, Inc. (A)
Exhibit 10.6...The Receivables Funding and Servicing Agreement, dated June 1,
               1995, between Consumer Portfolio Services, Inc., CPS Funding Corp., Redwood Receivables Corporation and General Electric Capital Corporation. (A)
Exhibit 10.7...Amended and Restated Motor Vehicle Installment Contract Loan and
               Security Agreement, dated June 1, 1995, between Consumer Portfolio Services, Inc., and General Electric Capital Corporation. (A)
Exhibit 10.8...Agreement and Plan of Merger, dated August 30, 1995, between
               Consumer Portfolio Services, Inc., and CPS Holdings, Inc. (F)
Exhibit 10.9...Promissory Note, dated September 27, 1995, made by the Company in favor of Charles E. Bradley, Sr., in the aggregate principal amount of $2,000,000.(A)
Exhibit 10.10..Promissory Note, dated July 6, 1995, made by the Company in favor of SunAmerica, Inc., in the aggregate principal amount of $2,000,000. (A)
Exhibit 10.11..Lease Agreement dated December 9, 1996 between the Company and
               The Prudential Insurance Company of America, relating to the Company's branch facility in Chesapeake, Virginia. (G)
Exhibit 11.0...Statement re Computation of Per Share Earnings.
Exhibit 12.....Statement re Computation of Ratios. (H)
Exhibit 21.1...Subsidiaries of the Company. (G)
Exhibit 23.1...Consent of independent auditors.
Exhibit 24.1...Powers of Attorney. (G)
Exhibit 27.....Financial Data Schedule. (G)
Exhibit 99.....Risk Factors
-----------------
A. Previously filed as an exhibit to the Company's Form 10-KSB for the transition period ended December 31, 1995, and incorporated herein by reference.
B. Previously filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1994, and incorporated herein by reference.
C. Previously filed as an exhibit to the Company's Form 8-K, filed on December 26, 1995, and incorporated herein by reference.
D. Previously filed as an exhibit to the Company's Registration Statement on Form S-1, No. 33-49770, as amended, and incorporated herein by reference.

E. Previously filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1995, and incorporated herein by reference.
F. Previously filed as an exhibit to the Company's Proxy Statement for the September 26, 1995, Annual Meeting, and incorporated herein by reference.
G. Previously filed as an exhibit to this report, on March 31, 1997.
H. Previously filed as an exhibit to the Company's Registration Statement on Form S-3, No. 333-21289, as amended on March 4, 1997, and incorporated herein by reference.