Form 10-K/A
period 1996-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 1997-04-30
CIK 889609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
    Rising Interest Subordinated
   Redeemable Securities due 2006               New York Stock Exchange
     10.50% Participating Equity
            Notes due 2004                      New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
                                                      COMMON STOCK, NO PAR VALUE


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value on April 28, 1997 (based on the $7.44 average of closing bid and asked prices on Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was $71,081,221. The number of shares of the registrant's Common Stock outstanding on April 28, 1997 was 14,299,442.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Preliminary Note -- This amendment filed April 30, 1997 includes information required by Part III of this report on Form 10-K. The information required by Parts I, II and IV has been previously filed, and is not changed by this amendment.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors of the Company appears below. Information regarding executive officers appears in Part I of this report, under the heading "Executive Officers of the Registrant."

     Name                 Age        Position
     ----                 ---        --------
Charles E. Bradley, Sr.    67   Chairman of the Board of Directors
Charles E. Bradley, Jr.    37   President, Chief Executive Officer, and Director
William B. Roberts         59   Director
John G. Poole              54   Vice Chairman of the Board of Directors
Robert A. Simms            58   Director
Thomas L. Chrystie         63   Director

  CHARLES E. BRADLEY, SR. has been the Chairman of the Board of the Company since its formation in March 1991. Mr. Bradley is one of the founders of Stanwich Partners, Inc. ("Stanwich"), a Connecticut investment firm which acquires controlling interests in companies in conjunction with the existing operating management of such companies, and has been President, a director and a shareholder of that company since its formation in 1982. He is also President and director of Reunion Industries, Inc., a publicly held company which manufactures precision plastic products and provides engineered plastics services. Mr. Bradley also served as President and a director of CPS Holdings, Inc., the Company's former parent corporation, from August 1989 until its merger into the Company in December 1995. He currently is a director of DeVlieg-Bullard, Inc., Chatwins Group, Inc., Texon Energy Corp., General Housewares Corp., NAB Asset Corporation (38% of whose outstanding shares of voting stock are held by the Company), Zydeco Exploration, Inc., Sanitas, Inc. and Audits and Surveys Worldwide, all of which are publicly-held corporations or are required to file periodic reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Mr. Bradley is the father of Charles E. Bradley, Jr.

  CHARLES E. BRADLEY, JR. has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley, Jr. is currently serving as a director of NAB Asset Corporation, Chatwins Group, Inc., Texon Energy Corporation, Thomas Nix Distributor, Inc., and CARS USA, Inc. Charles E. Bradley, Sr. is his father.

  WILLIAM B. ROBERTS has been a director of the Company since its formation in March 1991. Since 1981, he has been the President of Monmouth Capital Corp., an investment firm which specializes in management buyouts. Mr. Roberts serves on the board of directors of Atlantic City Racing Association, a publicly-held corporation, which owns and operates a race track.

  JOHN G. POOLE has been a director of the Company since November 1993 and its Vice Chairman since January 1996. He was a co-founder of Stanwich in 1982 and has been a director, vice president and shareholder of that company since its formation. Mr. Poole is a director of Reunion Industries, Inc., Sanitas, Inc., Chatwins Group, Inc., and DeVlieg-Bullard, Inc. Mr. Poole served as a director and Vice President of CPS Holdings, Inc. from 1993 to 1995.

  ROBERT A. SIMMS has been a director of the Company since April 1995. He has been the Chairman and Chief Executive Officer of Simms Capital Management, Inc. since 1984. He is also a director of New York Bancorp, Arrhythmia Research Technology, Inc. and the National Football Foundation and Hall of Fame. Mr. Simms also serves on the Board of Overseers of Rutgers University and was formerly a partner in Bear Stearns & Co.

  THOMAS L. CHRYSTIE has been a director of the Company since April 1995. He has been self-employed as an investor since 1988. His previous experience includes 33 years at Merrill Lynch & Co. in various capacities including heading Merrill Lynch's investment banking, capital markets and merchant banking activities. In addition, he served as Merrill Lynch & Co.'s Chief Financial Officer. He is also a director of Titanium Industries, Eonyx Corporation and Wyoming Properties.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  The Company's directors, certain officers, and persons holding more than ten percent of the Company's common stock are required to report, within certain periods, their initial ownership of and any subsequent transactions in any of the Company's equity securities. Based solely upon reports furnished to the Company and written representations and information provided to the Company by the persons required to make such filings, all such individuals have satisfied such filing requirements in full, except that Robert Simms, a director, in October 1996 filed late two reports (each relating to one transaction); Eugene Warner, then an officer and Richard Trotter, an officer, each filed late one report (each report relating to one transaction); and Mark Creatura and James Stock, officers, each filed late their initial reports. All transactions and holdings of which the Company has knowledge have now been reported.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth all cash compensation earned during (i) the fiscal year ended December 31, 1996, (ii) the nine-month period ended December 31, 1995, and (iii) the fiscal year ended March 30, 1995, by the Company's Chief Executive Officer and by its four most highly compensated other executive officers (the "named executive officers") who were serving as executive officers at December 31, 1996. Information is presented for those specified periods, rather than for three full years, because the Company in 1995 changed the end of its fiscal year from March 31 to December 31.


                                     SUMMARY COMPENSATION TABLE

                                                              Compensation for             Long Term
                                                                period shown          Compensation Awards
---------------------------------------------------------------------------------------------------------
Name and Principal Position                  Period Ended     Salary    Bonus(1)        Options/SARs(2)
---------------------------------------------------------------------------------------------------------
CHARLES E. BRADLEY, JR.                      December 1996    381,250    72,500               200,000
Chief Executive Officer                      December 1995    237,500   217,500                 8,400
                                               March 1995     250,000   225,000               150,000
---------------------------------------------------------------------------------------------------------
NICHOLAS P. BROCKMAN                         December 1996    117,039    12,500                12,600
Senior Vice President, Asset Recovery        December 1995     80,372    33,750                     0
                                               March 1995      99,226    46,636                32,000
---------------------------------------------------------------------------------------------------------
WILLIAM L. BRUMMUND, JR.                     December 1996    117,039    13,500                 5,000
Senior Vice President, Systems               December 1995     80,372    33,750                 7,600
                                               March 1995      99,226    49,612                32,000
---------------------------------------------------------------------------------------------------------
JEFFREY P. FRITZ                             December 1996    154,938    16,250                 5,000
Senior Vice President, Finance               December 1995     91,903    48,750                 7,600
                                               March 1995     104,834    52,416                32,000
---------------------------------------------------------------------------------------------------------
CURTIS K. POWELL                             December 1996    124,500    15,000                75,000
Senior Vice President, Marketing             December 1995     81,000    41,250                47,600
                                               March 1995      51,080    10,000                50,000
---------------------------------------------------------------------------------------------------------


(1) Bonus for each period is the bonus paid to date with respect to that period. Bonus compensation paid in May 1996 was awarded based on performance in the twelve-month period ended March 1996, and is therefore allocated 25% to the year ended December 1996 and 75% to the nine-month period ended December 1995. The Company expects to pay bonus compensation in May 1997 with respect to the nine-month period ended December 1996. The amount of such compensation cannot be determined as of the date of this report, and is, accordingly, not reported in this table.

(2) Number of shares that may be purchased upon exercise of options that were granted in the period shown.

OPTION AND SAR GRANTS

  The following table sets forth all options granted to executive officers by the Company during the year ended December 31, 1996. All such options were granted under the 1991 Stock Option Plan. No stock appreciation rights (SARs) were granted by the Company during the year ended December 31, 1996. All options were for the purchase of shares of the Common Stock.


                                     OPTION GRANTS IN LAST FISCAL YEAR - INDIVIDUAL GRANTS

                                                 % of Total
                                               Options Granted      Exercise                      Potential Realizable Value
                                               to Employees in         or                          at Assumed Annual Rates
                             Options Granted      Year Ended       Base Price     Expiration            of Stock Price
           Name              (No. of Shares)  December 31, 1996     ($/Share)        Date        Appreciation for Option Term
                                                                                                      5%             10%
-----------------------------------------------------------------------------------------------------------------------------
  Charles E. Bradley, Jr.          200,000            39.0%         $8.875      March 31, 2006   $1,109,340      $2,807,304
-----------------------------------------------------------------------------------------------------------------------------
  Nicholas P. Brockman              12,600             2.5%          8.875      March 31, 2006       69,888         176,860
-----------------------------------------------------------------------------------------------------------------------------
  William L. Brummund, Jr.           5,000             1.0%          8.875      March 31, 2006       27,733          70,183
-----------------------------------------------------------------------------------------------------------------------------
  Jeffrey P. Fritz                   5,000             1.0%          8.875      March 31, 2006       27,733          70,183
-----------------------------------------------------------------------------------------------------------------------------
  Curtis K.  Powell                 75,000            14.6%          8.875      March 31, 2006      416,002       1,052,739
-----------------------------------------------------------------------------------------------------------------------------


AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

  The following table sets forth, as of December 31, 1996, the number of unexercised options held by each executive officer named in the preceding table, the number of shares subject to then exercisable and unexercisable options held by such persons and the December 31, 1996 value of all unexercised options held by such persons. Each option referred to in the table was granted under the Company's 1991 Stock Option Plan at an option price per share equal to the fair market value per share on the date of grant.


                               Number of                          Number of Unexercised             Value of Unexercised
           Name                 Shares            Value                Options at                       In-the-Money
                              Acquired on       Realized            December 31, 1996          Options at December 31, 1996(1)
                               Exercise                         Exercisable/Unexercisable         Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------------
Charles E. Bradley, Jr.          70,000         $677,950                249,040/131,200                    $821,805/$755,050
-----------------------------------------------------------------------------------------------------------------------------
Nicholas P. Brockman             54,000          467,500                  18,200/81,400                      159,250/533,025
-----------------------------------------------------------------------------------------------------------------------------
William L. Brummund, Jr.         40,000          265,000                  31,200/81,400                       273,000/516,875
-----------------------------------------------------------------------------------------------------------------------------
Jeffrey P. Fritz                 20,000          140,000                  52,200/81,400                       455,000/516,875
-----------------------------------------------------------------------------------------------------------------------------
Curtis K. Powell                 20,000          110,250                  9,300/143,300                        37,200/470,075
-----------------------------------------------------------------------------------------------------------------------------


(1) Valuation is based on the last sales price on December 31, 1996 of $11.25 per share, as reported by Nasdaq.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  The Compensation Committee of the Board of Directors during the fiscal year ended December 31, 1996 comprised Thomas L. Chrystie, William B. Roberts and Robert A. Simms. None of the members of the Compensation Committee are present or former employees of the Company.

DIRECTOR COMPENSATION

During the year ended December 31, 1996, the Company paid director compensation of $125,000 to Mr. Bradley, Sr., for his service as Chairman of the Board of Directors, and $75,000 to Mr. Poole for his service as Vice-Chairman of the Board of Directors. Mr. Bradley, Jr., President of the Company, received no additional compensation for his service as a director. The remaining directors, Messrs. Chrystie, Roberts and Simms, received a retainer of $1,000 per month and an additional fee of $500 per meeting.

BONUS PLAN

     The named executive officers, as well as other officers of the Company, participate in a management bonus plan pursuant to which such employees are entitled to earn cash bonuses, if the Company achieves certain net income levels or goals established by the Board of Directors. The amount of bonus payable to each officer is determined by the Board of Directors in its discretion

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth the number and percentage of shares of the Company's Common Stock (its only class of voting securities) owned beneficially as of March 31, 1997 (i) by each person known to the Company to own beneficially more than 5% of the outstanding Common stock, (ii) by each director and named executive officer of the Company, and (iii) by all directors and executive officers of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. The address of Messrs. Bradley, Jr., Brockman, Fritz, Brummund and Powell is c/o Consumer Portfolio Services, Inc., 2 Ada, Irvine, CA 92618.

                                                                Amount & Nature of
                Name & Address of                                   Beneficial          Percent of
                Beneficial Owner                                   Ownership (1)          Class
                -----------------                               ------------------      ----------
 Charles E. Bradley, Sr. . . . . . . . . . . . . . . . . . . .     2,895,137(2)            19.5%
   Stanwich Partners, Inc., 62 Southfield Avenue,
   Stamford, CT  06902
 William B. Roberts. . . . . . . . . . . . . . . . . . . . . .     1,233,982                8.5%
   Monmouth Capital Corp., 126 East 56th Street, 12th Floor
   New York, NY  10022
 John G. Poole . . . . . . . . . . . . . . . . . . . . . . . .       276,360(3)             2.0%
   Stanwich Partners, Inc., 62 Southfield Avenue,
   Stamford, CT  06902
 Thomas L. Chrystie. . . . . . . . . . . . . . . . . . . . . .       100,000(4)            *
   P.O. Box 640
   Wilson, WY  83014
 Robert A. Simms . . . . . . . . . . . . . . . . . . . . . . .       227,144(5)             1.6%
   55 Railroad Ave., Plaza Suite
   Greenwich, CT  06830
 Charles E. Bradley, Jr. . . . . . . . . . . . . . . . . . . .     1,572,920(6)            10.8%
 Nicholas P. Brockman. . . . . . . . . . . . . . . . . . . . .        90,600               *
 William L. Brummund, Jr.. . . . . . . . . . . . . . . . . . .        89,600               *
 Jeffrey P. Fritz. . . . . . . . . . . . . . . . . . . . . . .        90,600               *
 Curtis K. Powell. . . . . . . . . . . . . . . . . . . . . . .        19,300               *
 All officers and directors as a group (sixteen  persons). . .     6,128,969(7)            39.1%

 Sun Life Insurance Company of America(8). . . . . . . . . . .     1,013,332                7.1%
 One Sun America Center, Los Angeles, CA  90067

 Robert T. Gilhuly and Kimball J. Bradley, Trustees. . . . . .     1,058,818(9)             7.4%
 c/o Cummings & Lockwood
 Two Greenwich Plaza, Box 2505, Greenwich, CT 06830

------------------------
*   Less than 1%

(1) Includes the following shares which are not currently outstanding but which the named individuals have the right to acquire currently or within 60 days of March 31, 1997 upon exercise of options: Charles E. Bradley, Sr. - 600,000 shares; William B. Roberts - 200,000 shares; Thomas L. Chrystie - 30,000 shares; Robert A. Simms - 30,000 shares; Charles E. Bradley, Jr. -267,640 shares; Jeffrey P. Fritz - 50,600 shares; William L. Brummund, Jr. - 49,600 shares; Nicholas P. Brockman - 36,600 shares; Curtis K. Powell - 19,300 shares; and all directors and officers as a group (16 persons) - 1,406,666 shares. The shares described in this note are deemed to be outstanding for the purpose of computing the percentage of outstanding Common

    Stock owned by such persons individually and by the group, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.

(2) Includes 207,490 shares owned by the named person's spouse as to which he has no voting or investment power; and 600,000 shares that Mr. Bradley, Jr., has the presently exercisable right to acquire from Mr. Bradley, Sr.

(3) Includes 2,000 shares held by Mr. Poole as custodian for his children.

(4) Includes 70,000 shares held by the Thomas L. Chrystie Living Trust.

(5) Includes 16,944 shares owned by Mr. Simms' spouse as to which he has no voting or investment power.

(6) Includes 211,738 shares held by a trust of which Mr. Bradley is the beneficiary, as to which he has no voting or investment power. Also includes, in addition to the 267,640 shares referred to in footnote 1, 600,000 shares that Mr. Bradley, Jr. has the presently exercisable right to acquire from Mr. Bradley, Sr.

(7) Includes an aggregate of 1,406,666 shares which are not currently outstanding, but which may be acquired by officers and directors of the company within 60 days of March 31, 1997.

(8) Information included herein in reliance solely upon a report on
    Schedule 13G filed by the named person on March 7, 1996.

(9) These shares are held in trusts of which the beneficiaries are Charles E. Bradley, Sr.'s adult children, including, among others, Charles E. Bradley, Jr., (as to 211,738 shares) and Kimball J. Bradley (as to 211,802 shares).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     From January 1, 1992 through December 31, 1995 the Company retained Stanwich Partners, Inc. ("Stanwich"), a corporation of which Charles E. Bradley, Sr. and John G. Poole are principal shareholders, to provide consulting services for compensation at the rate of $350,000 per year. Effective January 1, 1996, upon expiration of the prior agreement, the Company and Stanwich agreed to continue the consulting arrangement for an additional three-year period, at a reduced rate of compensation of $75,000 per year. The current rate was arrived at by negotiation between Stanwich and the independent directors of the Company. Such negotiations took into account the prior rate of compensation, the services performed by Stanwich in the past, and the expectation that a reduced level of consulting service would be required as the Company matured. Under both the current and prior agreements, Stanwich agreed to provide such level of consulting services relating to strategic business and tax planning and investment analysis as the Company reasonably may request. No fixed, minimum or maximum number of hours of service is or was specified.On January 3, 1996, the Company and Stanwich (an affiliate of the Company) entered into an agreement pursuant to which Stanwich provides consulting services on a non-exclusive basis for a three year period ended December 31, 1998 for fee of $75,000 per year.

     In January 1997, the Company acquired 80% of the outstanding shares of the capital stock of Stanwich Leasing, Inc. ("SLI") for an aggregate purchase price of $100,000. SLI's selling shareholders included Charles E. Bradley, Sr. and John G. Poole, each of whom is an officer, director and shareholder of the Company and who received, respectively, $45,000 and $15,000 of the purchase price. Messrs. Bradley, Sr. and Poole, the founders of SLI, purchased their SLI shares in 1996 for $450 and $150, respectively. SLI and its 80% owned subsidiary, PIC Leasing Corp. ("PIC"), are in the business of leasing equipment and containers to others. At December 31, 1996, SLI and PIC together had approximately $2.0 million of assets under lease, and a book value of $37,000. Approximately 6% of the assets under lease were leased to corporate lessees with which Messrs. Bradley, Sr. and Poole are affiliated. SLI is indebted in the amount of $500,000 to a company of which Messrs. Bradley, Sr. and Poole are the indirect majority owners. This debt constitutes the purchase price for SLI's acquisition of PIC in 1996. The purchase price for SLI was determined by negotiation between the Company and SLI's selling shareholders. The transaction was approved by the Company's disinterested directors, consisting of Messrs. Chrystie, Roberts and Simms. The remaining 20% of SLI not acquired by the Company is held by Charles E. Bradley, Jr., who is the President and a director of the Company.The Company has purchased 80% of the outstanding stock of Stanwich Leasing, Inc. ("SLI") from Charles E. Bradley, Sr., Chairman of the Board of Directors and a principal stockholder, and John G. Poole, a director of the Company, for a purchase price of $100,000. The transaction was considered and approved by the independent members of the Board of Directors of the Company, namely Messrs. Chrystie, Roberts and Simms.

     The agreements and arrangements described above were not entered into between parties negotiating or dealing on an arm's length basis, but were entered into by the Company with the parties who personally benefited from such transactions and who had a control or fiduciary relationship with the Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)

/s/ Jeffrey P. Fritz                   Date:  April 30, 1997
--------------------
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer