Form 10-Q
period 1997-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 1997-05-15
CIK 889609

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q

[X]   QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission file number  1-11416

                       CONSUMER PORTFOLIO SERVICES, INC.
            (Exact name of registrant as specified in its charter)


            California                                           33-0459135
    (State or other jurisdiction                               (IRS Employer
   of incorporation or organization)                         Identification No.)

     2 Ada, Irvine, California                                      92618
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number:  (714) 753-6800

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 9, 1997, the registrant had 14,299,442 common shares outstanding.

               Consumer Portfolio Services, Inc. and Subsidiaries
                            Form 10-Q March 31, 1997


                                     INDEX


Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed consolidated balance sheets as of March 31, 1997 and December 31, 1996.

                 Condensed consolidated statements of operations for the three month periods ended March 31, 1997 and 1996.

                 Condensed consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996.

                 Notes to condensed consolidated financial statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

         Item 2. Changes in Securities

         Item 6. Exhibits and Reports on Form 8-K



     Signatures

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consumer Portfolio Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets


                                                                          March 31,                December 31,
                                                                 ------------------------   ------------------------
                                                                            1997                       1996
                                                                            ----                       ----
Assets
Cash                                                             $                396,309   $                153,958
Contracts held for sale (note 2)                                               34,252,726                 21,656,773
Servicing fees receivable                                                       5,751,523                  3,086,194
Residual interest in securitizations (note 3)                                  76,215,949                 67,251,933
Furniture and equipment, net                                                    1,232,379                    629,774
Taxes receivable                                                                   --                        610,913
Deferred financing costs                                                          903,920                    943,222
Investment and receivables from affiliate                                       2,786,242                  3,040,158
Other assets                                                                    7,415,453                  4,573,495
                                                                 ------------------------   ------------------------
                                                                 $            128,954,501   $            101,946,420
                                                                 ========================   ========================

Liabilities and Shareholders' Equity
Liabilities
Accounts payable & accrued expenses                              $              7,655,683   $              1,697,051
Warehouse line of credit                                                       25,843,602                 13,264,585
Taxes payable                                                                   2,330,438                     --
Deferred tax liability                                                          7,027,251                  7,027,251
Notes payable                                                                  21,155,643                 20,000,000
Convertible subordinated debt                                                      --                      3,000,000
Related party debt                                                                787,922                     --
                                                                 ------------------------   ------------------------
                                                                               64,800,539                 44,988,887

Shareholders' Equity
Preferred stock, $1 par value; authorized
5,000,000 shares; none issued                                                      --                         --
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; 3,415,000
shares issued; none outstanding                                                    --                         --
Common stock, no par value; authorized
30,000,000 shares; 14,279,242 and 13,779,242
shares issued and outstanding at March 31, 1997
and December 31, 1996, respectively                                            37,695,989                 34,644,314
Retained earnings                                                              26,457,973                 22,313,219
                                                                 ------------------------   ------------------------
                                                                               64,153,962                 56,957,533

                                                                 ------------------------   ------------------------
                                                                 $            128,954,501   $            101,946,420
                                                                 ========================   ========================

See accompanying notes to condensed consolidated financial statements

Consumer Portfolio Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

                                                                    Three Months Ended
                                                                        March 31,
                                                        ----------------------------------------------
                                                                    1997                       1996
                                                                    ----                       ----


Revenues:
Net gain on sale of contracts                           $         7,333,250       $          4,497,831
Servicing fees (note 4)                                           5,270,502                  3,002,782
Interest                                                          3,265,120                  2,406,968
Other                                                               388,792                     --
                                                        -------------------       --------------------
                                                                 16,257,664                  9,907,581
                                                        -------------------       --------------------

Expenses:
Interest                                                          1,438,109                  1,189,105
Employee costs                                                    3,221,830                  1,468,982
General and administrative                                        2,500,560                  1,321,336
Marketing                                                           320,325                    322,676
Occupancy                                                           244,366                    226,645
Depreciation and amortization                                       361,687                     69,073
Provision for credit losses                                       1,027,426                    208,468
                                                        -------------------       --------------------
                                                                  9,114,303                  4,806,285
                                                        -------------------       --------------------
Income before income taxes                                        7,143,361                  5,101,296

Income taxes                                                      2,998,607                  2,050,000

                                                        -------------------       --------------------
Net income                                              $         4,144,754       $          3,051,296
                                                        ===================       ====================
Net income per common  and common
 equivalent share                                       $              0.27       $               0.21
                                                        ===================       ====================
Weighted average number of common
    and common equivalent share                                  15,347,875                 14,670,349
                                                        ===================       ====================
Fully diluted net income per common
    and common equivalent share                         $              0.27       $               0.20
                                                        ===================       ====================
Fully diluted weighted average number of
     common and common equivalent shares                         15,438,542                 15,207,411
                                                        ===================       ====================

See accompanying notes to condensed consolidated financial statements

Consumer Portfolio Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                        -----------------------------------------------------
                                                                                          1997                      1996
                                                                                          ----                      ----
Cash flows from operating activities:
   Net income                                                           $               4,144,754    $             3,051,296
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                        361,687                     69,073
     Amortization of net interest receivables                                           2,586,939                  1,147,076
     Amortization of deferred financing costs                                              39,302                     39,302
     Provision for credit losses                                                        1,027,426                    208,468
     Gain on sale of contracts                                                         (6,100,696)                (3,452,714)
     Loss on investment in unconsolidiated affiliate                                       80,636                     --
     Changes in operating assets and liabilities:
       Purchases of contracts held for sale                                          (114,103,226)               (72,278,677)
       Liquidation of contracts held for sale                                          99,821,888                 69,884,456
       Servicing fees receivable                                                       (2,665,329)                  (713,359)
       Initial deposits to spread accounts                                             (3,581,445)                (2,684,093)
       Deposits to spread accounts                                                     (6,331,340)                (3,236,976)
       Release of cash from spread accounts                                             4,462,526                    736,530
       Other assets                                                                      (183,990)                (1,062,387)
       Accounts payable and accrued expenses                                            5,559,000                   (606,647)
       Warehouse line of credit                                                        12,579,017                    350,656
       Taxes payable                                                                    2,941,351                 (1,350,000)
                                                                        -------------------------    -----------------------
          Net cash provided by (used in) operating activities                             638,500                 (9,897,996)

Cash flows from investing activities:
   Purchases of furniture and equipment                                                  (350,786)                  (215,703)
   Payments received on receivables from affiliate                                        173,280                     --
   Payments received on subordinated certificates                                          --                        152,446
   Investment in subsidiary                                                               (80,000)                    --
                                                                        -------------------------    -----------------------
          Net cash used in investing activities                                          (257,506)                   (63,257)

Cash flows from financing activities:
   Repayment of notes payable                                                            (190,318)                    --
   Exercise of options and warrants                                                        51,675                     35,000
                                                                        -------------------------    -----------------------
          Net cash (used in) provided by financing activities                            (138,643)                    35,000
                                                                        -------------------------    -----------------------
Increase (decrease) in cash                                                               242,351                 (9,926,253)

Cash at beginning of period                                                               153,958                 10,895,157
                                                                        -------------------------    -----------------------
Cash at end of period                                                   $                 396,309    $               968,904
                                                                        =========================    =======================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                        $               1,304,094    $               881,047
        Income taxes                                                    $                  44,842    $             3,400,000

Supplemental disclosure of non-cash investing and
    financing activities:
      Issuance of common stock upon conversion of debt                  $               3,000,000    $                --

      Purchase of CPS Leasing, Inc.
          Assets acquired                                               $               2,495,084    $                --
          Liabilities assumed                                                          (2,415,084)                    --
                                                                        -------------------------    -----------------------
               Net cash used to acquire business                        $                  80,000    $                --
                                                                        =========================    =======================

See accompanying notes to condensed consolidated financial statements

                       Consumer Portfolio Services, Inc.
                           Form 10-Q  March 31, 1997

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation
---------------------

The Company is engaged in the business of purchasing, selling and servicing retail installment sales contracts ("Contracts") originated by automobile dealers ("Dealers") that sell both new and used automobiles, light trucks and passenger vans.

Unaudited Condensed Consolidated Financial Statements
-----------------------------------------------------

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three month period ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's report on Form 10-K for the year ended December 31, 1996.

Principles of Consolidation
---------------------------

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alton Receivables Corp., CPS Receivables Corp. and CPS Funding Corp. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp., LINC Acceptance Company, LLC and CPS Leasing, Inc., all of which are 80% owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated. Investments in affiliates that are not majority owned are reported using the equity method.

Recent Accounting Developments
------------------------------

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 addresses the accounting for all types of securitization transactions, securities lending and repurchase agreements, collateralized borrowing arrangements and other transactions involving the transfer of financial assets. SFAS No. 125 is effective for transfers and servicing of assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 on January 1, 1997 by the Company did not have a material impact on its consolidated financial position or results of operations.

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reported earnings per common share amounts must be restated based on the provisions of the new standard. Pro forma basic and diluted earnings per share calculated in accordance with SFAS No. 128 is provided below:

                              Three months ended March 31,
                             ----------------------------
                                 1997           1996
Basic earnings per share        $ 0.29         $ 0.23
                             ============================

Diluted earnings per share      $ 0.27         $ 0.20
                             ============================

Residual Interest in Securitizations
------------------------------------

The Company is a party to various agreements with institutional investors and investment banks for the sale of the Company's Contracts. The agreements call for the Company to sell Contracts to one of the Company's special purpose subsidiaries, (the "SPS"), which subsequently transfers the Contracts to various grantor trusts (the "Trusts"), which then issue interest bearing, asset-backed securities ("certificates") , which are purchased by institutional investors. The terms of the agreements provide that with each purchase of certificates by the investors, the Company is required to provide a credit enhancement in the form of (i) a cash capital contribution to the SPS, held in a credit enhancement account ("Spread Account") and (ii) a certificate guarantor insurance policy. Cash deposited in the various Spread Accounts is pledged to the related Trust, which in turn invests the cash in high quality liquid investment securities as defined by the various agreements.

At the closing of each securitization, the Company removes from its balance sheet the Contracts held for sale and adds to its balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Contracts retained from the securitizations ("residuals"), which consist of (a) the cash deposited by the Company into the Spread Account and (b) the net interest receivables. The excess of the cash received and assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the portion of the Contracts sold through asset-backed securities (the "certificates") and the residuals, based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the change in the fair value of the residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities in accordance with SFAS No.
115. The Company is not aware of an active market for the purchase or sale of the residuals; accordingly, the Company estimates fair value of the residuals by calculating the present value of the estimated expected future cash flows using a discount rate commensurate with the risks involved.

The Spread Account consists of an initial cash deposit, made simultaneously with the purchase of the certificates by the investors, and subsequent cash flows required by the terms of the various securitization agreements. In the event that the cash flows generated by the Contracts transferred to the Trust were insufficient to pay the obligations of the Trust, including principal or interest due to certificate holders or expenses of the Trust, the trustee would draw from the Spread Account an amount necessary to pay the obligations of the
trust.   The securitization agreements provide that the Spread Accounts shall be maintained at a specified percent of the principal balance of the certificates, which can be increased significantly in the event delinquencies and/or losses exceed certain specified levels. In the event delinquencies and/or losses on the Contracts serviced exceed specified levels defined in certain of the Company's securitization agreements, the terms of those securitizations may require the transfer of servicing to another servicer. Consequently, as principal payments are made to the certificate holders, and if the Spread Accounts are in excess of the specified percent of the principal balance of the certificates, the trustee releases to the SPS the portion of the pledged cash that is in excess of the

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997

principal balance of the certificates, the trustee releases to the SPS the portion of the pledged cash that is in excess of the amount necessary to meet the specified percent of the principal balance of the certificates. To the extent cash in excess of the predetermined level is generated, such cash is either transferred to cover deficiencies, if any, in Spread Accounts for other pools, or is released to the Company. Except for releases in this manner, the cash in the Spread Accounts is restricted from use by the SPS or the Company.

Net interest receivables ("NIRs") are determined by using the amount of the excess of the weighted-average coupon on the Contracts sold over the sum of (i) the coupon on the certificates, (ii) a base servicing fee paid to the servicer of the Contracts (currently, the Company), (iii) expected losses to be incurred on the portfolio of Contracts sold over their estimated lives and (iv) other expenses and revenues. The significant assumptions used by the Company to estimate NIR cash flows are anticipated prepayments and estimated credit losses. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effect of trends in the industry. The Company estimates credit losses using available historical loss data for comparable Contracts and the specific characteristics of the Contracts included in the Company's securitizations.

Note 2: Contracts held for sale

The Contracts that the Company purchases from Dealers provide for finance charges of approximately 20% per annum, in most cases. Each Contract provides for full amortization, equal monthly payments and may be fully prepaid by the customer at any time without penalty. The Company has historically purchased Contracts from Dealers at discounts ranging from 0% to 10% of the total amount financed under the Contracts, depending on the perceived credit risk of the Contract, plus a flat acquisition fee, generally $200, for each Contract purchased. The Company believes that the level of discounts and fees are a significant factor in the Dealer's decision to submit a Contract to the Company for purchase, and will continue to play such a role in the future. Effective January 10, 1997, the Company began purchasing all Contracts without a percentage discount, charging Dealers only an acquisition fee ranging from zero to $1,195 for each Contract purchased. The fees vary based on the perceived credit risk and, in some cases, the interest rate on the Contract. The acquisition fees instituted in January 1997 are larger, on average, than the acquisition fees previously charged in conjunction with percentage discounts, so as to result in a similar net purchase price on a typical Contract. Contracts held for sale are stated at the lower of aggregate cost or market value, net of related reserves. At March 31, 1997 and December 31, 1996, the balance of Contracts held for sale comprised the following components:

                                              March 31,       December 31,
                                                1997              1996
                                           ---------------    -------------
Gross receivable balance                    $  43,467,360     $  28,095,461
Unearned finance charges                       (7,494,744)       (5,268,107)
Dealer discounts                                 (116,532)         (509,266)
Deferred fees and costs                          (377,161)           61,774
Allowance for credit losses                    (1,226,197)         (723,089)
                                           --------------     -------------
Net contracts held for sale                 $  34,252,726     $  21,656,773
                                            =============     =============

Note 3:  Residual interest in securitizations

Residual interest in securitizations comprised the following components at March 31, 1997 and December 31, 1996:

                                               March 31,       December 31,
                                                 1997             1996
                                            -------------     -------------
Spread accounts                             $  49,047,731     $  43,597,472
Net interest receivables                       27,168,218        23,654,461
                                            -------------     -------------
                                            $  76,215,949     $  67,251,933
                                            =============     =============

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997

The following table summarizes NIR activity for the three months ended March 31, 1997:

Beginning balance, December 31, 1996        $   23,654,461
NIR portion of gains recognized                  6,100,696
Amortization of NIR                             (2,586,939)
                                            --------------
Ending balance, March 31, 1997              $   27,168,218
                                            ==============

Included in NIR balances are estimates of losses totaling the following:

                                           March 31, 1997     December 31, 1996
                                           --------------     -----------------
Estimated credit losses                    $   56,748,663       $ 50,098,119
                                           ==============       ============
Servicing subject to recourse provisions   $  541,453,310       $483,106,256
                                           ==============       ============
Estimated credit losses as percentage
 of servicing subject to recourse
 provisions                                         10.48%             10.37%
                                           ==============       ============

Spread Account comprised the following components at March 31, 1997 and December 31, 1996:

                                              March 31,           December 31,
                                                1997                  1996
                                            -----------           ------------
Funds held by investors                     $ 1,056,922           $ 1,263,660
Investment in subordinated certificates       1,242,752             1,530,950
US government securities                     46,748,057            40,802,862
                                            -----------           -----------
                                            $49,047,731           $43,597,472
                                            ===========           ===========

Note 4:  Servicing fees

Servicing fees are reported as income when earned, net of related amortization of excess servicing. Servicing costs are charged to expense as incurred. Servicing fees for the three month periods ended March 31, 1997 and 1996 comprised the following components:

                                        Three Months Ended March 31,
                                   -----------------------------------
                                         1997               1996
                                   ---------------   -----------------
Base servicing fees                 $   2,829,306     $   1,549,355
Residual interest income                5,028,135         2,600,503
                                    -------------     -------------
Amortization of excess servicing       (2,586,939)       (1,147,076)
                                    -------------     -------------
Net servicing fees                  $   5,270,502     $   3,002,782
                                    =============     =============

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997

Note 5:  Net gain on sale of contracts

Net gain on sale of contracts for the three months ended March 31, 1997 and 1996 comprised the following components:

                                           Three Months Ended March 31,
                                        ----------------------------------
                                            1997                   1996
                                        ------------           -----------
Dealer discounts and acquisition fees   $  1,904,689           $ 1,590,090
 (net of acquisition costs)
NIR portion of gains recognized            6,100,696             3,452,714
Expenses related to sales                   (672,135)             (544,973)
                                        ------------           -----------
                                        $  7,333,250           $ 4,497,831
                                        ============           ===========

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Consumer Portfolio Services, Inc. (the "Company") and its subsidiaries engage primarily in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the Unites States. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

The major components of the Company's revenue are gains recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold, and interest earned on Contracts held for sale. Because the servicing fees are dependent in part on the collections received on sold Contracts, the Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations.

In each securitization, the Company sells Contracts to a trust (the "Trusts"), which then issue interest bearing, asset-backed securities ("certificates"), which are purchased by institutional investors. The terms of the agreements provide that with each purchase of certificates by the investors, the Company is required to provide a credit enhancement in the form of (i) a cash capital contribution, held in a credit enhancement account ("Spread Account") and (ii) a certificate guarantor insurance policy provided by a monoline insurance company. Cash deposited in the various Spread Accounts is pledged to the related Trust, which in turn invests the cash in high quality liquid investment securities as defined by the various agreements.

At the closing of each securitization, the Company removes from its balance sheet the Contracts held for sale and adds to its balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Contracts retained from the securitizations ("residuals"), which consist of (a) the cash deposited by the Company into the Spread Account and (b) the net interest receivables ("NIRs"). The excess of the cash received and assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the portion of the Contracts sold through asset-backed securities (the "certificates") and the residuals, based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the change in the fair value of the residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of the residuals; accordingly, the Company estimates fair value of the residuals by calculating the present value of the estimated expected future cash flows using a discount rate commensurate with the risks involved.

The Spread Account consists of an initial cash deposit, made simultaneously with the purchase of the certificates by the investors, and subsequent cash flows required by the terms of the various agreements. In the event that the cash flows generated by the Contracts transferred to the Trust were insufficient to pay the obligations of the Trust, including principal or interest due to certificate holders or expenses of the Trust, the trustee would draw from the
Spread Account an amount necessary to pay the obligations of the trust.   The
securitization agreements provide that the Spread Accounts shall be maintained at a specified percent of the principal balance of the certificates, which can be increased significantly in the event delinquencies and/or losses exceed certain specified levels. In the event delinquencies and/or losses on the Contracts serviced exceed specified levels defined in certain of the Company's securitization agreements, the terms of those securitizations may require the transfer of servicing to another servicer. Consequently, as principal payments are made to the certificate holders, and if the Spread Accounts are in excess of the specified percent of the principal balance of the certificates, the trustee shall release to the SPS the portion of the pledged cash that is in excess of the amount necessary to meet the specified percent of the principal balance of the certificates. To the extent cash in excess of the predetermined level is generated, such cash is either transferred to cover deficiencies, if any, in Spread Accounts for other pools, or is released to the Company. Except for releases in this manner, the cash in the Spread Accounts is restricted from use by the SPS or the Company.

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997

Net interest receivables ("NIRs") are determined by using the amount of the excess of the weighted-average coupon on the Contracts sold over the sum of (i) the coupon on the certificates, (ii) a base servicing fee paid to the servicer of the Contracts (currently, the Company), (iii) expected losses to be incurred on the portfolio of Contracts sold over their estimated lives and (iv) other expenses and revenues. The significant assumptions used by the Company to estimate NIR cash flows are anticipated prepayments and estimated credit losses. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effect of trends in the industry. The Company estimates credit losses using available historical loss data for comparable Contracts and the specific characteristics of the Contracts included in the Company's securitizations.

There are no assurances that actual performance of any of the Company's securitized loan portfolios will be consistent with the Company's estimates and assumptions. To the extent that actual prepayment speeds, losses or market discount rates materially differ from the Company's estimates, the estimated value of its residual interests may increase or decrease, which could have a material impact on the Company's results of operations, financial condition and liquidity.

Results of Operations

Revenues. During the three months ended March 31, 1997, revenues increased $6.4 million, or 64.1%, compared to the three month period ended March 31, 1996. Servicing fees increased by $2.3 million, or 75.5%, and represented 32.4% of total revenues. Servicing fees consist primarily of base monthly servicing fees earned on Contracts sold and serviced by the Company and net interest earned on residual interest in securitizations held by the Company. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of March 31, 1997, the Company was earning servicing fees on 51,205 Contracts with aggregate outstanding principal balances approximating $541.5 million, compared to 29,228 Contracts with aggregate outstanding principal balances approximating $308.6 million as of March 31, 1996. In addition to the $541.5 million in sold Contracts on which servicing fees were earned, the Company was holding for sale and servicing an additional $36.0 million in Contracts for an aggregate total servicing portfolio of $578.7 million.

Net gain on sale of Contracts includes (i) the excess of the amount realized on the sale of Contracts over the Company's net cost, (ii) the fair value of the residual interest in each securitization of sold Contracts, and (iii) the recognition of deferred acquisition fees paid by Dealers net of related acquisition costs. Net gain on sale of Contracts increased by $2.8 million, or 63.0%, and represented 45.1% of total revenues for the three month period ended March 31, 1997. The increase in gain on sale is largely due to the increased volume of Contracts sold in the period. During the three month period ended March 31, 1997, the Company sold $102.3 million in Contracts, compared to $67.1 million in the three month period ended March 31, 1996.

Interest income on Contracts held for sale increased by $858,152, or 35.7%, and represented 20.1% of total revenues for the three month period ended March 31, 1997. The increase is due to the increase in the volume of Contracts purchased and held for sale. During the three month period ended March 31, 1997, the Company purchased $114.1 million in Contracts from Dealers, compared to $72.3 million in the three month period ended March 31, 1996.

The growth in the Company's revenue and expenses is a result of increases in the volume of Contract purchases and the Company's servicing portfolio. The Company has achieved these increases primarily by expanding into new geographic areas and increasing the number of marketing representatives and Dealers. At March 31, 1997 the Company had 56 marketing representatives and 2,464 Dealers, compared to 46 representatives and 1,244 Dealers at March 31, 1996.

Expenses. During the three month period ended March 31, 1997, operating expenses increased $4.3 million, or 89.6%, compared to the three month period ended March 31, 1996. Employee costs increased by $1.8 million, or 119.3%, and represented 35.3% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $1.2 million, or 89.2% and represented 27.4% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997

Interest expense increased $249,004, or 20.9%, and represented 15.8% of total operating expenses. During the three month period ended March 31, 1997, interest expense consisted of interest on (i) borrowings under a warehouse line of credit ("Warehouse Line") used to acquire Contracts and hold them pending securitization, (ii) $20 million of outstanding Rising Interest Subordinated Redeemable Securities due 2006 ("RISRS"), and (iii) a $3 million convertible subordinated note, which was converted into common stock in accordance with its terms on January 17, 1997. With respect to the Warehouse Line, the Company's cost of borrowed funds varies with market rates, and the total interest payable is affected in proportion to the amount of Contract purchases funded under the Warehouse Line and the average time such Contracts are held prior to securitization. With respect to the RISRS debt, the interest paid on the debt increases each calendar year from 10.25% at present to 12.00% in 2004, and then to 12.50% until maturity at December 31, 2005. The April 1997 issuance of $20 million of Participating Equity Notes due 2004 (discussed below), on which interest is payable at a fixed rate of 10.50% per annum, can be expected to increase the Company's interest expense in future periods.

During the three month period ended March 31, 1997, the provision for losses on Contracts held for sale increased by $818,958, or 392.8%, and represented 11.3% of total operating expenses. The increase in the provision reflects a larger volume of Contracts purchased and held prior to sale when compared to the same period in the prior year and the Company's strategy to increase its allowance for losses on Contracts held for sale.

The Company in March 1997 opened a satellite collections facility in Chesapeake, Virginia, and plans to lease additional space in the vicinity of its California headquarters at some point in the second or third quarter of 1997. Lease of such additional space should be expected to result in increased occupancy and general and administrative expenses in future periods.

The Company continues to expand its staff to accommodate increases in its purchases of Contracts and in its servicing portfolio. The Company therefore expects to incur commensurate additional employee costs in future periods.

Financial Condition

Contracts held for sale increased $12.6 million, or 58.2%, from December 31, 1996 to March 31, 1997. The number of Contracts held for sale at any specific date is dependent both on the volume of the Company's Contract origination activities, and on the length of time since its most recent securitization transaction, since the Company has made a practice of selling, in any securitization transaction, substantially all of its Contracts then held for sale.

Residual interest in securitizations increased $9.0 million, or 13.3%, from December 31, 1996 to March 31, 1997. This increase results from (i) additions to net interest receivable resulting from gains recognized in conjunction with the securitization of Contracts, net of amortization, and (ii) increases in Spread Account balances resulting from initial deposits relating to new securitizations and deposits relating to prior securitizations, net of releases from Spread Accounts which have reached their required target levels.

The amount outstanding under the Warehouse Line increased from $13.3 million at December 31, 1996 to $25.8 million at March 31, 1997. This increase reflects a greater number of Contracts held for sale at the end of the quarter than at the end of the preceding fiscal year.

Liquidity and Capital Resources

The Company's primary sources of cash from operations include base servicing fees it earns on portfolios of Contracts it has previously sold, proceeds from sales of Contracts, release of investments in Spread Accounts, and customer payments on Contracts held for sale. The Company's primary uses of cash are its normal operating expenses, the purchase of Contracts, the establishment of Spread Accounts and the further contribution of cash to the Spread Accounts until they reach their maintenance levels, and payment of income taxes.

Net cash provided by operating activities was $638,500 during the three month period ended March 31, 1997, compared to net cash used of $9.9 million during the three month period ended March 31, 1996. Cash used for purchasing Contracts was $114.1 million, an increase of $41.8 million, or 57.9%, over cash used for purchasing Contracts in the prior year's period. Cash provided from the liquidation of Contracts was $99.8 million, an increase of $29.9 million, or 42.8%, over cash provided from the liquidation of Contracts in the prior year's period.

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997

The Company's cash requirements have been and will continue to be significant. Each agreement under which the Company has securitized and sold its Contracts required the Company to make a significant initial cash deposit to a Spread Account, which is pledged to enhance the credit of the related ABS and is invested in high quality liquid securities.

During the three month period ended March 31, 1997, cash used for initial deposits to Spread Accounts was $3.6 million, an increase of $897,352, or 33.4%, from the amount of cash used for initial deposits to Spread Accounts in the prior year's period. Cash deposited to Spread Accounts for the three month period ended March 31, 1997, was $6.3 million, an increase of $3.1 million, or 95.6%, over cash deposited to Spread Accounts in the prior year's period. Cash released from Spread Accounts for the three month period ended March 31, 1997, was $4.5 million, an increase of $3.7 million, or 505.9%, over cash released from Spread Accounts in the prior year's period. Changes in deposits to and releases from Spread Accounts are affected by the relative size and seasoning of the various pools of sold Contracts that make up the Company's servicing portfolio. In the prior year's period, certain securitized pools exceeded predetermined delinquency levels, which resulted in increases in the required levels for certain Spread Accounts and consequently, in less releases of cash from Spread Accounts. In November 1996, the Company restructured certain aspects of its financial guarantee insurance agreements with Financial Security Assurance, Inc. Under the restructured agreements, the levels of delinquency that trigger increased Spread Account requirements were raised, so that the delinquency levels currently experienced by the Company do not result in increased Spread Account requirements. As a result, the Company experienced greater releases of cash from Spread Accounts for the three month period ended March 31, 1997 than in the prior year's period.

On a day-to-day basis, the Company funds its purchases of Contracts from Dealers by drawing on the Warehouse Line, and pledges the purchased Contracts to the warehouse lender. The amount borrowed under the Warehouse Line increases until the Company sells the pledged Contracts in a securitization transaction, at which time the proceeds of the sale are used to pay down the balance of the Warehouse Line. Since June 1995, such securitization transactions have taken place on a quarterly basis. The Company has experienced continued growth in the levels of Contracts purchased and securitized and expects that such growth may continue. The amount of Contracts that the Company can hold for sale prior to a securitization is limited by its available cash and the $100 million Warehouse Line. If the volume of Contract purchases continues to increase, the Company will be required to seek additional or alternative warehouse financing.

The Company funds the increase in its servicing portfolio through off balance sheet securitization transactions, and funds its other capital needs with cash from operations and with the proceeds from the issuance of long-term debt. Since December 31, 1996, the Company has engaged in one securitization transaction, and has issued $20 million of Participating Equity Notes due 2004 ("PENs").

The PENs were issued in a registered public offering in April 1997. After deduction of underwriting commissions, the proceeds of that offering were $19.2 million. The PENs have a fixed coupon rate of interest of 10.5% per annum, payable monthly beginning May 15, 1997. The fixed interest rate payable on the PENs may be considered comparable to the rising interest rate payable on the RISRS that the Company issued in 1995: The RISRS interest rate is 10.25% per annum throughout 1997 and will rise by .25% per annum in each calendar year through 2004, and then by an additional .50% per annum for the final year prior to the RISRS maturity on December 31, 2005. The RISRS may be redeemed without premium at any time after January 1, 2000, and the PENs may be redeemed without premium at any time after April 15, 2000. The PENs are also partially convertible into equity. At maturity or earlier redemption of the PENs, the holders thereof will have the option to convert 25% of the principal amount into common stock of the Company, at a conversion rate of $10.15 per share.

As to the cost of off balance sheet financing, the interest rate payable on the senior ABS issued in the Company's March 1997 securitization was 6.55%, as compared with 6.4% payable on the similar securities issued in the Company's March 1996 securitization transaction. The increase in the rate is due to increases in rates payable on Treasuries of similar maturities, with such increase partially offset as a result of the March 1997 securitization being a registered public offering in contrast to the March 1996 private placement.

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997

There can be no assurance that such financing will continue to be available to the Company, nor that the cost of any such financing will not increase materially in the future.

The Company anticipates that the proceeds from the PENs, funds available under the Warehouse Line, proceeds from the sale of Contracts and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months, assuming that the Company continues to have a means by which to sell its warehoused Contracts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

The Company in January 1997 acquired a company engaged in the equipment leasing business. Any material growth in that subsidiary's business will require significant capital resources, to allow that subsidiary to purchase equipment for lease. The Company is examining possible sources of capital for that subsidiary, but has made no commitments as of the date of this report.

The descriptions of the Company's business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding the future activities and results of operations of the Company. Actual results may be adversely affected by various factors including the following: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated; changes in interest rates, adverse changes in the market for securitized receivables pools, or a substantial lengthening of the Company's warehousing period, each of which could restrict the Company's ability to obtain cash for new Contract originations and purchases; increases in the amounts required to be set aside in Spread Accounts or to be expended for other forms of credit enhancement to support future securitizations; the reduction or unavailability or warehouse lines of credit which the Company uses to accumulate Contracts for securitization transactions; increased competition from other automobile finance sources; reduction in the number and amount of acceptable Contracts submitted to the Company by its automobile dealer network; changes in government regulations affecting consumer credit; and other economic, financial and regulatory factors beyond the Company's control.

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997


PART II - OTHER INFORMATION

Item 2.  Changes in Securities

   On April 18, 1997 the Company issued $20 million of PENs in a registered public offering. The PENs bear interest at 10.50%, mature in April 2004, and are convertible into common stock (as to 25% only of their principal amount) at maturity or upon earlier redemption at a conversion rate of $10.15 per share. In connection with the issuance of the PENs, the Company has agreed to certain limitations on dividends on its common stock, and on other payments with a similar effect. In particular the indenture under which the PENs were issued (the "Indenture") provides that the Company shall not (i) declare or pay any dividend, either in cash or property, on any shares of its capital stock (except dividends or other distributions payable solely in shares of capital stock of the Company or warrants, options or other rights solely to acquire capital stock of the Company) or (ii) purchase, redeem or retire any shares of its capital stock or any warrants, rights or options to purchase or acquire any shares of its capital stock (except from employees in connection with the termination of their employment) or (iii) make any other payment or distribution, either directly or indirectly through any subsidiary, in respect of its capital stock (such dividends, purchases, redemptions, retirements, payments and distributions being herein collectively called "Restricted Payments") if, after giving effect thereto,

         (1)  an Event of Default would have occurred; or

         (2) (A) the sum of (i) such Restricted Payment plus (ii) the aggregate amount of all Restricted Payments made during the period after December 31, 1996 would exceed (B) the sum of (i) $7.5 million plus (ii) 50% of Consolidated Net Income for the period commencing December 31, 1996 and ending on the date of payment of such Restricted Payment, treated as one accounting period plus (iii) 100% of the cumulative cash and non-cash proceeds received by the Company from contributions to capital or the issuance or sale after December 31, 1996 of capital stock of the Company or of any warrants, rights or other options to purchase or acquire its capital stock.

   "Event of Default," as defined in the Indenture, includes any failure to pay principal or interest when due, failure to comply with financial covenants (including a maximum debt to net worth ratio of six, with indebtedness under the Warehouse Line excluded from both the computation of debt and the computation of the Company's net worth), and certain other events. For a complete definition of Events of Default, and a further discussion of the terms of the PENs, reference is made to the Indenture, which is filed as an exhibit to this report and incorporated herein by this reference.

Item 6.  Exhibits and Reports on Form 8-K

   (a) The following exhibits are filed as a part of this report:

         3.1 Restated Articles of Incorporation of the Company, as amended on December 13, 1993, and March 7, 1996. (Previously filed as an exhibit to the Company's Form 10-KSB for the transition period ended December 31, 1995, and incorporated herein by reference)

         3.2 Amended and Restated Bylaws of the Company, adopted November 30, 1993. (Previously filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended March 31, 1994, and incorporated herein by reference)

         4.1 Form of Indenture between the Company and Banker's Trust Company. (Previously filed as an exhibit to the Company's registration statement on Form S-3, file No. 333-21289, and incorporated herein by reference)

         4.2 Form of First Supplemental Indenture between the Company and Banker's Trust Company, relating to issuance of the Participating Equity Notes. (Previously filed as an exhibit to the Company's registration statement on Form S-3, file number 333-21289, and incorporated herein by reference)

         10.1 Purchase Agreement relating to sale of Participating Equity Notes to underwriters. (Previously filed as an exhibit to the Company's registration statement on Form S-3, file number 333-21289, and incorporated herein by reference)

         11  Statement re computation of per share earnings.

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997

         27  Financial Data Schedule.

   (b) During the quarter for which this report is filed, the Company filed two reports on Form 8-K. The first such report was dated March 14, 1997, and reported, under Item 5 thereof, information regarding the Company's March 1997 securitization transaction. The second such report was dated March 17, 1997, and reported, also under Item 5 thereof, additional information regarding the Company's March 1997 securitization transaction.

                       Consumer Portfolio Services, Inc.
                           Form 10-Q March 31, 1997


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Consumer Portfolio Services, Inc.
                                (Registrant)



Date: May 14, 1997              /s/  Charles E. Bradley, Jr.
                                -----------------------------------
                                Charles E. Bradley, Jr.
                                Director, President, Chief Executive Officer
                                (Principal Executive Officer)



Date: May 14, 1997              /s/  Jeffrey P. Fritz
                                -----------------------------------
                                Jeffrey P. Fritz
                                Chief Financial Officer
                                (Principal Financial Officer and Principal
                                Accounting Officer)