Form 10-Q
period 1997-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 1997-08-14
CIK 889609

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _______  to _______

                       Commission file number:  1-11416

                       CONSUMER PORTFOLIO SERVICES, INC.
            (Exact name of registrant as specified in its charter)


              California                                 33-0459135
    (State or other jurisdiction of           (IRS Employer Identification No.)
     incorporation or organization)

      2 Ada, Irvine, California                            92618
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number:  (714) 753-6800

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

As of August 13, 1997, the registrant had 14,335,442 common shares outstanding.

================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997



  Part I.  Financial Information

           Item 1. Financial Statements

                   Condensed consolidated balance sheets as of June 30, 1997 and December 31, 1996.

                   Condensed consolidated statements of income for the three and six month periods ended June 30, 1997 and 1996.

                   Condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996.

                   Notes to condensed consolidated financial statements.

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


  Part II. Other Information

           Item 1. Legal Proceedings

           Item 2. Changes in Securities

           Item 4. Submission of Matters to a Vote of Security Holders

           Item 6. Exhibits and Reports on Form 8-K



  Signatures

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,          December 31,
                                                             -------------       --------------
                                                                  1997                1996
                                                                  ----                ----
ASSETS
Cash                                                         $     431,437       $      153,958
Contracts held for sale (note 2)                                68,292,407           21,656,773
Servicing fees receivable                                        5,716,978            3,086,194
Residual interest in securitizations (note 3)                   86,549,901           67,251,933
Furniture and equipment, net                                     1,457,926              629,774
Taxes receivable                                                         -              610,913
Deferred financing costs                                         2,001,833              943,222
Investment in unconsolidated affiliate                           3,359,705            2,263,768
Investment in preferred stock of related party (note 6)         14,500,000                    -
Other assets                                                     9,062,144            5,349,885
                                                             -------------       --------------
                                                             $ 191,372,331       $  101,946,420
                                                             =============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses                          $  10,411,998       $    1,697,051
Warehouse line of credit                                        31,001,850           13,264,585
Taxes payable                                                    3,665,641                    -
Deferred tax liability                                           7,027,251            7,027,251
Notes payable (note 7)                                          40,000,000           20,000,000
Convertible subordinated debt                                            -            3,000,000
Related party debt (note 6)                                     29,597,431                    -
Other notes payable                                              1,074,991                    -
                                                             -------------       --------------
                                                               122,779,162           44,988,887

Shareholders' Equity
Preferred stock, $1 par value; authorized
5,000,000 shares; none issued                                            -                    -
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; 3,415,000
shares issued; none outstanding                                          -                    -
Common stock, no par value; authorized
30,000,000 shares; 14,299,242 and 13,779,242
shares issued and outstanding at June 30, 1997
and December 31, 1996, respectively                             37,749,564           34,644,314
Retained earnings                                               30,843,605           22,313,219
                                                             -------------       --------------
                                                                68,593,169           56,957,533
                                                             -------------       --------------
                                                             $ 191,372,331       $  101,946,420
                                                             =============       ==============

See accompanying notes to condensed consolidated financial statements

Consumer Portfolio Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

                                             Three Months Ended                  Six Months Ended
                                                   June 30,                          June 30,
                                         ---------------------------         --------------------------
                                            1997             1996               1997           1996
                                         ------------   ------------         ------------  ------------
Revenues:
Net gain on sale of contracts (note 5)   $  7,942,147   $  5,582,236         $ 15,275,397  $ 10,080,067
Servicing fees (note 4)                     4,555,096      3,643,882            9,825,598     6,646,664
Interest                                    4,712,437      3,259,067            7,977,557     5,666,035
Other                                         900,999         --                1,289,791        --
                                         ------------   ------------         ------------  ------------
                                           18,110,679     12,485,185           34,368,343    22,392,766
                                         ------------   ------------         ------------  ------------
Expenses:
Interest                                    2,220,831      1,523,541            3,658,940     2,712,646
Employee costs                              3,310,859      2,288,395            6,532,689     3,757,377
General and administrative                  3,718,590      1,891,822            6,219,150     3,213,158
Marketing                                     409,631        293,992              729,956       616,668
Occupancy                                     290,198        176,688              534,564       403,333
Depreciation and amortization                  42,990         70,982              404,677       140,055
Provision for credit losses                   569,048        722,516            1,596,474       930,984
                                         ------------   ------------         ------------  ------------
                                           10,562,147      6,967,936           19,676,450    11,774,221
                                         ------------   ------------         ------------  ------------
Income before income taxes                  7,548,532      5,517,249           14,691,893    10,618,545

Income taxes                                3,162,900      2,246,020            6,161,507     4,296,020
                                         ------------   ------------         ------------  ------------
Net income                               $  4,385,632   $  3,271,229         $  8,530,386  $  6,322,525
                                         ============   ============         ============  ============
Net income per common and common
 equivalent share                        $       0.29   $       0.22         $       0.56  $       0.43
                                         ============   ============         ============  ============

Weighted average number of common
 and common equivalent shares              15,326,809     14,767,623           15,344,976    14,714,687
                                         ============   ============         ============  ============

Fully diluted net income per common
 and common equivalent share             $       0.28   $       0.22         $       0.55  $       0.42
                                         ============   ============         ============  ============

Fully diluted weighted average number
 of common and common equivalent shares    16,017,481     15,247,623           15,773,566    15,194,687
                                         ============   ============         ============  ============

See accompanying notes to condensed consolidated financial statements

Consumer Portfolio Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                         1997          1996
                                                         ----          ----
Cash flows from operation activities:
  Net income                                       $   8,530,386  $    6,322,525
  Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                         404,677         140,055
   Amortization of net interest receivables            5,560,610       2,594,863
   Amortization of deferred financing costs              106,341          78,604
   Provision for credit losses                           569,048         930,984
   Gain on sale of contracts                         (12,823,862)     (7,708,716)
   Loss on sale of fixed asset                            13,449           --
   Gain on investment in unconsolidated affiliate       (614,320)          --
   Changes in operating assets and liabilities:
    Purchases of contracts held for sale            (276,094,949)   (160,327,070)
    Liquidation of contracts held for sale           228,890,266     161,175,551
    Servicing fees receivable                         (2,630,784)     (1,256,620)
    Initial deposits to spread accounts               (7,759,116)     (5,795,619)
    Deposits to spread accounts                      (13,048,559)     (8,318,873)
    Release of cash from spread accounts               8,772,959       3,688,020
    Other assets                                      (1,830,681)       (402,746)
    Accounts payable and accrued expenses              8,315,315       1,981,775
    Warehouse line of credit                          17,737,265        (659,188)
    Taxes payable                                      4,276,554      (1,813,000)
                                                   -------------  --------------
      Net cash used in operating activities          (31,625,401)     (9,369,455)

Cash flows from investing activities:
  Proceeds from sale of subordinated certificates      --              2,022,220
  Investment in preferred stock of related party     (14,500,000)          --
  Investment in unconsolidated affiliate                (481,617)     (3,995,318)
  Purchases of furniture and equipment                  (632,772)       (279,486)
  Payments received on subordinated certificates       --                152,446
  Purchase of subsidiary                                 (80,000)          --
                                                   -------------  --------------
      Net cash used in investing activities          (15,694,389)     (2,100,138)

Cash flows from financing activities:
  Issuance of notes to related party                  29,500,000           --
  Issuance of long term notes                         20,000,000           --
  Repayment of notes payable                            (440,461)          --
  Repayment of related party debt                       (402,569)
  Payment of financing costs                          (1,164,951)          --
  Exercise of options and warrants                       105,250         645,500
                                                   -------------  --------------
      Net cash provided by financing activities       47,597,269         645,500
                                                   -------------  --------------
Increase (decrease) in cash                              277,479     (10,824,093)

Cash at beginning of period                              153,958      10,895,157
                                                   -------------  --------------
Cash at end of period                              $     431,437  $       71,064
                                                   =============  ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                      $   3,121,684  $    2,366,470
     Income taxes                                  $   2,033,140  $    5,054,000

Supplemental disclosure of non-cash investing and
  financing activities:
    Issuance of common stock upon conversion
     of debt                                       $   3,000,000  $        --

    Purchase of CPS Leasing, Inc.
      Assets acquired                              $   2,495,084  $        --
      Liabilities assumed                             (2,415,084)          --
                                                   -------------  --------------
        Net cash used to acquire business          $      80,000  $        --
                                                   =============  ==============

See accompanying notes to condensed consolidated financial statements

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

Note 1:  Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements
-----------------------------------------------------

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

Recent Accounting Developments
------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reported earnings per common share amounts must be restated based on the provisions of the new standard. Pro forma basic and diluted earnings per share calculated in accordance with SFAS No. 128 are provided below:

                            Three Months Ended          Six Months Ended
                                 June 30,                   June 30,
                           --------------------        --------------------
                            1997          1996          1997          1996

Basic earnings per share   $ 0.31        $ 0.24        $ 0.60        $ 0.47
                           ======        ======        ======        ======

Diluted earnings per share $ 0.28        $ 0.22        $ 0.55        $ 0.42
                           ======        ======        ======        ======

Residual Interest in Securitizations
------------------------------------

The Company is a party to various agreements with institutional investors and investment banks for the sale of the Company's Contracts. The agreements call for the Company to sell Contracts to one of the Company's special purpose subsidiaries (the "SPS"), which subsequently transfers the Contracts to various grantor trusts (the "Trusts"), which then issue interest-bearing, asset-backed securities ("Certificates"), which are purchased by institutional investors.
The terms of the agreements provide that with each purchase of Certificates by the investors, the Company is required to provide a credit enhancement in the form of (i) a cash capital contribution to the SPS, held in a credit enhancement account ("Spread Account"), and (ii) a Certificate guarantor insurance policy. Cash deposited in the various Spread Accounts is pledged to the related Trust, which in turn invests the cash in high quality liquid investment securities as defined by the various agreements.

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

At the closing of each securitization, the Company removes from its balance sheet the Contracts held for sale and adds to its balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Contracts retained from the securitizations ("residuals"), which consists of (a) the cash deposited by the Company into the Spread Account, and (b) the net interest receivables, as defined below. The excess of the cash received and assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the portion of the Contracts sold through asset-backed securities (the "Certificates") and the residuals, based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the change in the fair value of the residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities in accordance with SFAS No.
115. The Company is not aware of an active market for the purchase or sale of the residuals; accordingly, the Company estimates fair value of the residuals by calculating the present value of the estimated expected future cash flows using a discount rate appropriate for the risks involved.

The Spread Account consists of an initial cash deposit, made simultaneously with the purchase of the Certificates by the investors, and subsequent cash flows to the extent required by the terms of the various securitization agreements. In the event that the cash flows generated by the Contracts transferred to the Trust should be insufficient to pay the obligations of the Trust, including principal or interest due to Certificate holders or expenses of the Trust, the trustee would draw from the Spread Account an amount necessary to pay the
obligations of the Trust.   The securitization agreements provide that the
Spread Accounts shall be maintained at a specified percentage of the outstanding principal balance of the Certificates, which percentage can be increased significantly in the event delinquencies or losses exceed certain specified levels. In the event delinquencies or losses on the Contracts serviced exceed certain higher specified levels defined in the Company's securitization agreements, the terms of those securitizations may require the transfer of servicing to another servicer.

As principal payments are made to the Certificate holders, and if the Spread Accounts are in excess of the specified percentage of the outstanding principal balance of the Certificates, the trustee releases to the SPS the portion of the pledged cash that is in excess of the amount necessary to maintain the Spread Account at the specified percentage of the outstanding principal balance of the certificates. To the extent cash in excess of the predetermined level is generated, such cash is either transferred to cover deficiencies, if any, in Spread Accounts for other pools, or is released to the Company. Except for releases in this manner, the cash in the Spread Accounts is restricted from use by the SPS or the Company.

Net interest receivables ("NIRs") are calculated as the net present value of the excess of the weighted-average coupon on the Contracts sold over the sum of (i) the coupon on the Certificates, (ii) a base servicing fee paid to the servicer of the Contracts (currently, the Company), (iii) expected losses to be incurred on the portfolio of Contracts sold over their estimated lives and (iv) other expenses and revenues. The significant assumptions used by the Company to estimate NIRs cash flows are anticipated prepayments and estimated credit losses. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effect of trends in the industry. The Company estimates credit losses using available historical loss data for comparable Contracts and the specific characteristics of the Contracts included in the Company's securitizations.

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

Note 2: Contracts held for sale

The Contracts that the Company purchases from Dealers provide for finance charges of approximately 20% per annum, in most cases. Each Contract provides for full amortization, equal monthly payments and may be fully prepaid by the customer at any time without penalty. The Company has historically purchased Contracts from Dealers at discounts ranging from 0% to 10% of the total amount financed under the Contracts, depending on the perceived credit risk of the Contract, plus a flat acquisition fee, generally $200, for each Contract purchased. Effective January 10, 1997, the Company began purchasing all Contracts without a percentage discount, charging Dealers only an acquisition fee ranging from zero to $1,195 for each Contract purchased. The fees vary based on the perceived credit risk and, in some cases, the interest rate on the Contract. The acquisition fees instituted in January 1997 are larger, on average, than the acquisition fees previously charged in conjunction with percentage discounts, so as to result in a similar net purchase price on a typical Contract. Contracts held for sale are stated at the lower of aggregate cost or market value, net of related reserves. At June 30, 1997 and December 31, 1996, the balance of Contracts held for sale were comprised of the following components:

                                          June 30,              December 31,
                                            1997                    1996
                                      ---------------           -------------
Gross receivable balance              $    83,510,012           $  28,095,461
Unearned finance charges                  (12,722,641)             (5,268,107)
Dealer discounts                             (199,220)               (509,266)
Deferred loan origination
 fees and costs, net                         (864,779)                 61,774
Allowance for credit losses                (1,430,965)               (723,089)
                                      ---------------           -------------
Net contracts held for sale           $    68,292,407           $  21,656,773
                                      ===============           =============

Note 3:  Residual interest in securitizations

Residual interest in securitizations comprised the following components at June 30, 1997 and December 31, 1996:

                                         June 30,                December 31,
                                           1997                      1996
                                      -------------            --------------
Spread accounts                       $  55,632,189            $   43,597,472
NIRs                                     30,917,712                23,654,461
                                      -------------            --------------
                                      $  86,549,901            $   67,251,933
                                      =============            ==============

The following table summarizes NIRs activity for the six months ended June 30, 1997:

Beginning balance, December 31, 1996  $  23,654,461
NIRs portion of gains recognized         12,823,861
Amortization of NIRs                     (5,560,610)
                                      -------------
Ending balance, June 30, 1997            30,917,712
                                      =============

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


Included in NIRs balances are estimates of losses totaling the following:

                                             June 30,           December 31,
                                               1997                1996
                                           -------------       -------------
Estimated credit losses                    $  68,056,340       $  50,098,119
                                           =============       =============
Servicing subject to recourse provisions   $ 602,623,400       $ 483,106,256
                                           =============       =============
Estimated credit losses as percentage of
 servicing subject to recourse provisions          11.29%              10.37%
                                           =============       =============

Spread Accounts consisted of the following components at June 30, 1997 and December 31, 1996:

                                            June 30,           December 31,
                                              1997                 1996
                                           ------------        ------------
Funds held by investors                    $    866,168        $  1,263,660
Investment in subordinated certificates       1,140,734           1,530,950
US government securities                     53,625,287          40,802,862
                                           ------------        ------------
                                           $ 55,632,189        $ 43,597,472
                                           ============        ============

Note 4:  Servicing fees

Servicing fees are reported as income when earned, net of related amortization of NIRs. Servicing costs are charged to expense as incurred. Servicing fees for the three and six month periods ended June 30, 1997 and 1996, consisted of the following components:

                            Three Months Ended         Six Months Ended
                                 June 30,                  June 30,
                         ------------------------  ------------------------
                             1997        1996          1997        1996

Base servicing fees      $ 3,301,294  $ 1,763,887  $ 6,130,600  $ 3,313,242
Residual interest income   4,227,473    3,327,782    9,255,608    5,928,285
Amortization of NIRs      (2,973,671)  (1,447,787)  (5,560,610)  (2,594,863)
                         -----------  -----------  -----------  -----------
Net servicing fees       $ 4,555,096  $ 3,643,882  $ 9,825,598  $ 6,646,664
                         ===========  ===========  ===========  ===========

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


Note 5:  Net gain on sale of contracts

Net gain on sale of contracts for the three and six month periods June 30, 1997 and 1996, consisted of the following components:


                                Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                              -----------------------  ------------------------
                                 1997         1996         1997         1996
Dealer discounts and
 acquisition  fees (net
 of  acquisition costs)       $2,076,250   $1,926,503  $ 3,980,939  $ 3,730,587
NIRs portion of gains
 recognized                    6,723,165    4,469,996   12,823,861    7,708,716
Expenses related to sales       (857,268)    (814,263)  (1,529,403)  (1,359,236)
                              ----------   ----------  -----------  -----------
                              $7,942,147   $5,582,236  $15,275,397  $10,080,067
                              ==========   ==========  ===========  ===========

Note 6:  Investment in preferred stock of related party

In May 1997, the Company entered into two transactions: (i) the Company purchased $14.5 million of preferred stock of Stanwich Holdings, Inc. ("Holdings"), with dividends cumulative at the rate of 9% per annum and redeemable at an aggregate price of $14.6 million, plus accrued dividends, and
(ii) the Company borrowed $14.5 million with an interest rate of 8% per annum under a 60-day related party loan from Stanwich Financial Services Corp. ("SFSC"). Charles E. Bradley, Sr., Charles E. Bradley, Jr., and John G. Poole, who are officers and directors of the Company, collectively own 92.5% of the common stock of Holdings, and Mr. Bradley, Sr., is the president and a director of Holdings. In August 1997, the Company received $14.9 million in redemption of its preferred stock of Holdings and repaid the 60-day related party loan in its entirety. SFSC is a wholly-owned subsidiary of Holdings.

In addition to the 60-day related party loan, in June 1997, the Company borrowed $15 million on an unsecured and subordinated basis from SFSC. This loan ("RPL") is due 2004, and has a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company may pre-pay the RPL without penalty at any time. The RPL is also convertible into equity. At maturity or repayment of the RPL, the holder thereof will have an option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share.

Note 7:  Notes payable

In April 1997, the Company issued $20 million of Participating Equity Notes due 2004 ("PENs"), in a registered public offering. After deduction of underwriting commissions, the net proceeds of that offering were $19.2 million. The PENs have a fixed coupon rate of interest of 10.5% per annum, payable monthly beginning May 15, 1997. The PENs may be redeemed without premium at any time after April 15, 2000. The PENs are partially convertible into equity. At maturity or earlier redemption of the PENs, the holders thereof will have the option to convert 25% of the principal amount into common stock of the Company, at a conversion rate of $10.15 per share.

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Consumer Portfolio Services, Inc. (the "Company") and its subsidiaries engage primarily in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the Unites States. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

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

In each securitization, the Company sells Contracts to a trust (the "Trust"), which then issues interest-bearing, asset-backed securities ("Certificates"), which are purchased by institutional investors. The terms of the agreements provide that with each purchase of Certificates by the investors, the Company is required to provide a credit enhancement in the form of (i) a cash capital contribution, held in a credit enhancement account ("Spread Account") and (ii) a certificate guarantor insurance policy provided by a monoline insurance company. Cash deposited in the various Spread Accounts is pledged to the related Trust, which in turn invests the cash in high quality liquid investment securities as defined by the various agreements.

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

The Company allocates its basis in the Contracts between the portion of the Contracts sold through Certificates and the residuals, based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the change in the fair value of the residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of the residuals; accordingly, the Company estimates fair value of the residuals by calculating the present value of the estimated expected future cash flows using a discount rate appropriate for the risks involved.

The Spread Account consists of an initial cash deposit, made simultaneously with the purchase of the Certificates by the investors, and subsequent cash flows required by the terms of the various agreements. In the event that the cash flows generated by the Contracts transferred to the Trust should be insufficient to pay the obligations of the Trust, including principal or interest due to Certificate holders or expenses of the Trust, the trustee would draw from the
Spread Account an amount necessary to pay the obligations of the Trust.   The
securitization agreements provide that the Spread Accounts shall be maintained at a specified percentage of the outstanding principal balance of the Certificates, which percentage can be increased significantly in the event delinquencies or losses exceed certain specified levels. In the event delinquencies or losses on the Contracts serviced exceed certain higher specified levels defined in the Company's securitization agreements, the terms of those securitizations may require the transfer of servicing to another servicer.

As principal payments are made to the Certificate holders, and if the Spread Accounts are in excess of the specified percentage of the outstanding principal balance of the Certificates, the trustee releases to the special purpose subsidiaries ("SPS ") the portion of the pledged cash that is in excess of the amount necessary to meet the specified percentage of the outstanding principal balance of the Certificates. To the extent cash in excess of the predetermined level is generated, such cash is either transferred to cover deficiencies, if any, in Spread Accounts for other pools, or is released to the Company. Except for releases in this manner, the cash in the Spread Accounts is restricted from use by the SPS or the Company.

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

NIRs are calculated as the net present value of the excess of the weighted-average coupon on the Contracts sold over the sum of (i) the coupon on the Certificates, (ii) a base servicing fee paid to the servicer of the Contracts (currently, the Company), (iii) expected losses to be incurred on the portfolio of Contracts sold over their estimated lives and (iv) other expenses and revenues. The significant assumptions used by the Company to estimate NIRs cash flows are anticipated prepayments and estimated credit losses. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effect of trends in the industry. The Company estimates credit losses using available historical loss data for comparable Contracts and the specific characteristics of the Contracts included in the Company's securitizations.

There can be no assurance that actual performance of any of the Company's securitized loan portfolios will be consistent with the Company's estimates and assumptions. To the extent that actual prepayments, losses or market discount rates materially differ from the Company's estimates, the estimated value of its residual interests may increase or decrease, which could have a material effect on the Company's results of operations, financial condition and liquidity.

Results of Operations

The three month period ended June 30, 1997, compared to the three month period
------------------------------------------------------------------------------
ended June 30, 1996
-------------------

Revenues. During the three months ended June 30, 1997, revenues increased $5.6 million, or 45.1%, compared to the three month period ended June 30, 1996. Net gain on sale of Contracts includes (i) the excess of the amount realized on the sale of Contracts over the Company's net cost, (ii) the fair value of the residual interest in each securitization of sold Contracts, and (iii) the recognition of deferred acquisition fees paid by Dealers net of related acquisition costs. Net gain on sale of Contracts increased by $2.4 million, or 42.3%, and represented 43.9% of total revenues for the three month period ended June 30, 1997. The increase in gain on sale is largely due to the increased volume of Contracts sold in the period. During the three month period ended June 30, 1997, the Company sold $119.4 million in Contracts, compared to $88.9 million in the three month period ended June 30, 1996.

Servicing fees increased by $911,214, or 25%, and represented 25.2% of total revenues. Servicing fees consist primarily of base monthly servicing fees earned on Contracts sold and serviced by the Company and the excess of the weighted-average coupon earned on the contracts sold over the sum of (i) the coupon of the Certificates, (ii) the base servicing fees paid to the servicer of the Contracts (currently the Company), (iii) any losses incurred during the period on the portfolio of Contracts sold, (iv) and any other expenses and revenues, net of amortization of NIRs. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of June 30, 1997, the Company was earning servicing fees on 57,365 Contracts with aggregate outstanding principal balances approximating $602.6 million, compared to 34,764 Contracts with aggregate outstanding principal balances approximating $367.8 million as of June 30, 1996. In addition to the $602.6 million in sold Contracts, on which servicing fees were earned, the Company was holding for sale and servicing an additional $71.5 million in Contracts for an aggregate total servicing portfolio of $674.1 million.

Interest income on Contracts held for sale increased by $1.5 million, or 44.6%, and represented 26.0% of total revenues for the three month period ended June 30, 1997. The increase is due to the increase in the volume of Contracts purchased and held for sale. During the three month period ended June 30, 1997, the Company purchased $156.7 million in Contracts from Dealers, compared to $88.0 million in the three month period ended June 30, 1996.

The growth in the Company's revenue and expenses is a result of increases in the volume of Contract purchases and the Company's servicing portfolio. The Company has achieved these increases primarily by expanding into new geographic areas and increasing the number of marketing representatives and Dealers. At June 30, 1997, the Company had 67 marketing representatives servicing 2,292 Dealers, compared to 51 representatives servicing 1,528 Dealers at June 30, 1996.

Expenses. During the three month period ended June 30, 1997, operating expenses increased $3.6 million, or 51.6%, compared to the three month period ended June 30, 1996. Employee costs increased by $1.0 million, or 44.7%, and represented 31.3% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $1.8 million, or 96.6% and represented 35.2% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

Interest expense increased $697,020, or 45.8%, and represented 21.0% of total operating expenses. During the three month period ended June 30, 1997, interest expense consisted primarily of interest on (i) borrowings under a warehouse line of credit ("Warehouse Line") used to acquire Contracts and hold them pending securitization, (ii) $20 million of outstanding Rising Interest Subordinated Redeemable Securities due 2006 ("RISRS"), (iii) $20 million of outstanding Participating Equity Notes due 2004, (iv) a $15 million unsecured related party loan due 2004, and (v) a $14.5 million 60-day related party loan due July 1997. With respect to the Warehouse Line, the Company's cost of borrowed funds varies with market rates, and the total interest payable is affected in proportion to the amount of Contract purchases funded under the Warehouse Line and the average time such Contracts are held prior to securitization. With respect to the RISRS debt, the interest paid on the debt increases each calendar year from 10.25% at present to 12.00% in 2004, and then to 12.50% until maturity at December 31, 2005. The April 1997 issuance of $20 million of PENs (discussed below), on which interest is payable at a fixed rate of 10.50% per annum, and the Company's June 1997 borrowing of $15 million in an unsecured related party loan due 2004 (discussed below), on which interest is payable at a fixed rate of 9.0% per annum, can be expected to increase the Company's interest expense in future periods.

During the three month period ended June 30, 1997, the provision for losses on Contracts held for sale decreased by $153,468, or 21.2%, and represented 5.4% of total operating expenses. The provision for losses on Contracts held for sale and the related allowance for credit losses vary from quarter to quarter based on a number of factors, including (i) the dollar amount of Contracts held for sale at the end of the period, (ii) the relative age of those Contracts, (iii) the estimated credit risk of those Contracts, and (iv) the portion of Contracts that are seriously past due or are assigned for or in repossession.

In March 1997, the Company opened a satellite collections facility in Chesapeake, Virginia. In addition, the Company plans to lease additional space in the vicinity of its California headquarters at some point in the third quarter of 1997. Lease of such additional space should be expected to result in increased occupancy and general and administrative expenses in future periods.

The Company continues to expand its staff to accommodate increases in its purchases of Contracts and in its servicing portfolio. The Company therefore expects to incur commensurate additional employee costs in future periods.

The six month period ended June 30, 1997, compared to the six month period ended
--------------------------------------------------------------------------------
June 30, 1996
-------------

Revenues. During the six months ended June 30, 1997, revenues increased $12.0 million, or 53.5%, compared to the six month period ended June 30, 1996. Net gain on sale of Contracts increased by $5.2 million, or 51.5%, and represented 44.4% of total revenues for the six month period ended June 30, 1997. The increase in gain on sale is largely due to the increased volume of Contracts sold in the period. During the six month period ended June 30, 1997, the Company sold $221.7 million in Contracts, compared to $156.0 million in the six month period ended June 30, 1996.

Servicing fees increased by $3.2 million, or 47.8%, and represented 28.6% of total revenues. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities.

Interest income on Contracts held for sale increased by $2.3 million, or 40.8%, and represented 23.2% of total revenues for the six month period ended June 30, 1997. The increase is due to the increase in the volume of Contracts purchased and held for sale. During the six month period ended June 30, 1997, the Company purchased $276.1 million in Contracts from Dealers, compared to $160.3 million in the six month period ended June 30, 1996.

Expenses. During the six month period ended June 30, 1997, operating expenses increased $7.9 million, or 67.1%, compared to the six month period ended June 30, 1996. Employee costs increased by $2.8 million, or 73.9%, and represented 33.2% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $3.0 million, or 93.6% and represented 31.6% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

Interest expense increased $946,294, or 34.9%, and represented 18.6% of total operating expenses. During the six month period ended June 30, 1997, interest expense consisted primarily of interest on (i) borrowings under the Warehouse Line, (ii)

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

$20 million of outstanding RISRS, (iii) $20 million of outstanding PENs, (iv) a $15 million unsecured related party loan due 2004, (v) a $14.5 million 60-day related party loan due July 1997, and (vi) a $3 million convertible subordinated note, which was converted into common stock in accordance with its terms on January 17, 1997.

During the six month period ended June 30, 1997, the provision for losses on Contracts held for sale increased by $665,490, or 71.5%, and represented 8.1% of total operating expenses.

Financial Condition

Contracts held for sale increased $46.6 million, or 215.3%, from December 31, 1996 to June 30, 1997. The number of Contracts held for sale at any specific date is dependent on both the volume of the Company's Contract origination activities, and the length of time since its most recent securitization transaction. Both volume and timing directly affect the amount of Contracts held for sale because the Company has made a practice of selling, in any securitization transaction, substantially all of its Contracts then held for sale.

Residual interest in securitizations increased $19.3 million, or 28.7%, from December 31, 1996 to June 30, 1997. This increase results from (i) additions to net interest receivable resulting from gains recognized in conjunction with the securitization of Contracts, net of amortization, and (ii) increases in Spread Account balances resulting from initial deposits on new securitizations and deposits relating to prior securitizations, net of releases from Spread Accounts which have reached their required target levels.

The amount outstanding under the Warehouse Line increased from $13.3 million at December 31, 1996 to $31.0 million at June 30, 1997. This increase reflects a greater number of Contracts held for sale at the end of the quarter than at the end of the preceding fiscal year.

Liquidity and Capital Resources

The Company's primary sources of cash from operations include servicing fees it earns on portfolios of Contracts it has previously sold, proceeds from sales of Contracts, release of investments in Spread Accounts, and customer payments on Contracts held for sale. The Company's primary uses of cash are its normal operating expenses, the purchase of Contracts, the establishment of Spread Accounts and the further contribution of cash to the Spread Accounts until they reach their maintenance levels, and payment of income taxes.

Net cash used in operating activities was $31.5 million during the six month period ended June 30, 1997, compared to net cash used of $9.4 million during the six month period ended June 30, 1996. Cash used for purchasing Contracts was $276.1 million, an increase of $115.8 million, or 72.2%, over cash used for purchasing Contracts in the prior year's period. Cash provided from the liquidation of Contracts was $228.9 million, an increase of $67.7 million, or 42.0%, over cash provided from the liquidation of Contracts in the prior year's period.

The Company's cash requirements have been and will continue to be significant. Each agreement under which the Company has securitized and sold its Contracts required the Company to make a significant initial cash deposit to a Spread Account, which is pledged to enhance the credit of the related Certificates and is invested in high quality liquid securities.

During the six month period ended June 30, 1997, cash used for initial deposits to Spread Accounts was $7.8 million, an increase of $2.0 million, or 33.9%, from the amount of cash used for initial deposits to Spread Accounts in the prior year's period. Cash deposited to Spread Accounts for the six month period ended June 30, 1997, was $13.0 million, an increase of $4.7 million, or 56.9%, over cash deposited to Spread Accounts in the prior year's period. Cash released from Spread Accounts for the six month period ended June 30, 1997, was $8.8 million, an increase of $5.1 million, or 137.9%, over cash released from Spread Accounts in the prior year's period. Changes in deposits to and releases from Spread Accounts are affected by the relative size and seasoning of the various pools of sold Contracts that make up the Company's servicing portfolio. In the prior year's period, certain securitized pools exceeded predetermined delinquency levels, which resulted in increases in the required levels for certain Spread Accounts and consequently, in less releases of cash from Spread Accounts. In November 1996, the Company restructured certain aspects of its financial guarantee insurance agreements with Financial Security Assurance, Inc. Under the restructured agreements, the levels of delinquency that trigger increased Spread Account requirements were raised, so that the delinquency levels currently experienced by the Company do not result in increased Spread Account requirements.

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

As a result, the Company experienced greater releases of cash from Spread Accounts for the six month period ended June 30, 1997 than in the prior year's period.

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

The Company funds the increase in its servicing portfolio through off balance sheet securitization transactions, and funds its other capital needs with cash from operations and with the proceeds from the issuance of long-term debt. From December 31, 1996, through June 30, 1997, the Company has engaged in two securitization transactions, has issued $20 million of PENs (due 2004) and has borrowed $15 million in an unsecured related party loan due 2004 ("RPL").

The PENs were issued in a registered public offering in April 1997. After deduction of underwriting commissions, the proceeds of that offering were $19.2 million. The PENs have a fixed coupon rate of interest of 10.5% per annum, payable monthly beginning May 15, 1997. The fixed interest rate payable on the PENs may be considered comparable to the rising interest rate payable on the RISRS that the Company issued in 1995: the RISRS interest rate is 10.25% per annum throughout 1997 and will rise by .25% per annum in each calendar year through 2004, and then by an additional .50% per annum for the final year prior to maturity on December 31, 2005. The RISRS may be redeemed without premium at any time after January 1, 2000, and the PENs may be redeemed without premium at any time after April 15, 2000. The PENs are also partially convertible into equity. At maturity or earlier redemption of the PENs, the holders thereof will have the option to convert 25% of the principal amount into common stock of the Company, at a conversion rate of $10.15 per share.

The RPL is long-term subordinated debt held by Stanwich Financial Services Corp. ("SFSC"), a financial services company owned by Stanwich Holdings, Inc. ("Holdings"). Charles E. Bradley, Sr., Charles E. Bradley, Jr., and John G. Poole, who are officers and directors of the Company, collectively own 92.5% of the common stock of Holdings, and Mr. Bradley, Sr., is the president and a director of Holdings. The RPL has a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company may pre-pay the RPL without penalty at any time. The RPL is also partially convertible into equity. At maturity or repayment of the RPL, the holder thereof will have the option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share.

In conjunction with the RPL, in May 1997, the Company entered into two additional transactions; (i) the Company purchased $14.5 million of preferred stock of Holdings, with dividends cumulative at the rate of 9% per annum and redeemable at an aggregate price of $14.6 million, plus accrued dividends, and
(ii) the Company borrowed $14.5 million with interest at 8% per annum under a 60-day related party loan from SFSC. In August 1997, the Company received $14.9 million in redemption of the preferred stock of Holdings and repaid the 60-day related party loan in its entirety.

As to the cost of off balance sheet financing, the interest rates payable on the senior Certificates issued in the Company's March and May 1997 securitizations were 6.55%, and 6.65%, respectively, as compared with 6.40% and 6.65% payable on the similar securities issued in the Company's March and June 1996 securitization transactions. The change in the rates is primarily due to changes in rates payable on U.S. Treasuries of similar maturities.

There can be no assurance that such financing will continue to be available to the Company, nor that the cost of any such financing will not increase materially in the future.

The Company anticipates that the proceeds from the PENs, the RPL, funds available under the Warehouse Line, proceeds from the sale of Contracts and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months, assuming that the Company continues to have a means by which to sell its warehoused Contracts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash otherwise

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is party to litigation in the ordinary course of business, generally involving actions against automobile purchasers to collect amounts due on purchase contracts or to recover vehicles. In one such case, relating to the Chapter 13 bankruptcy of obligors Madeline and Darryl Brownlee, of Chicago, Illinois, the obligors counterclaimed against the Company on June 30, 1997 in the bankruptcy court for the Northern District of Illinois. The obligors seek class-action treatment of their allegation that the cost of an extended service contract on the automobile they purchased was inadequately disclosed by the automobile dealer, Joe Cotton Ford of Carol Stream, Illinois. The disclosure is alleged to be violative of the federal Truth In Lending Act and of Illinois consumer protection statutes. The obligors' claim is directed against both the dealer for making the allegedly improper disclosures and against the Company as holder of the purchase contract. The relief sought is damages in an unspecified amount, plus costs of suit and attorney's fees. The court has not ruled on the obligors' request for class-action treatment.

The Company intends to dispute this matter vigorously, and believes that it has meritorious defenses to each claim made by the obligors. Nevertheless, the outcome of any litigation is uncertain, and there is the possibility that damages could be assessed against the Company in amounts that could be material. It is management's opinion that this litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of shareholders of the Company was held on July 10, 1997. At the meeting, each of the six nominees to the Board of Directors was elected for a one-year term by the shareholders, with votes cast as follows:


                                                                Votes
          Nominees                  Votes For                  Withheld
          C. Bradley, Sr.           13,077,952                  14,750
          C. Bradley, Jr.           13,078,952                  13,750
          T. Chrystie               13,078,952                  13,750
          J. Poole                  13,078,952                  13,750
          W. Roberts                13,078,952                  13,750
          R. Simms                  13,078,952                  13,750

  The shareholders also approved each other proposal placed before the annual meeting. Such proposals were (i) an amendment to the Company's bylaws that permits the number of authorized directors to vary within a range from five to nine, and sets the authorized number within that range initially at six, (ii) approval of the Company's 1997 Long-Term Incentive Plan, and (iii) ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company. Votes on such proposals were cast as follows:


                           Bylaw         Long-Term         Appointment
                         Amendment     Incentive Plan      of Auditors
     For                 9,819,728        8,160,871        12,964,105
     Against                28,000        1,269,005            21,850
     Abstain               107,647          241,483           106,747
     Broker nonvote      3,137,327        3,421,343                 0
                        ----------       ----------        ----------
     Total              13,092,702       13,092,702        13,092,702
                        ==========       ==========        ==========


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed as a part of this report:

             3.1 Restated Articles of Incorporation of the Company, as amended on December 13, 1993, and March 7, 1996. (Previously filed as an exhibit to the Company's Form 10-KSB for the transition period ended December 31, 1995, and incorporated herein by reference)

             3.2 Amended and Restated Bylaws of the Company, adopted November 30, 1993. (Previously filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended June 30, 1994, and incorporated herein by reference)

             10.1 Form of Indenture between the Company and Banker's Trust Company. (filed as an exhibit to the Company's registration statement on Form S-3, file No. 333-21289, and incorporated herein by reference)

                       CONSUMER PORTFOLIO SERVICES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

         10.2 Form of First Supplemental Indenture between the Company and Banker's Trust Company, relating to issuance of the Participating Equity Notes. (filed as an exhibit to the Company's registration statement on Form S-3, file number 333-21289, and incorporated herein by reference)

         10.3 Purchase Agreement relating to sale of Participating Equity Notes to underwriters. (Previously filed as an exhibit to the Company's registration statement on Form S-3, file number 333-21289, and incorporated herein by reference)

         10.4 Underwriting Agreement relating to the Company's May 1997 securitization transaction (filed as an exhibit to the Company's current report on Form 8-K dated May 30, 1997, and incorporated herein by reference)

         10.5 Pooling and Servicing Agreement relating to the Company's May 1997 securitization transaction (filed as an exhibit to the Company's current report on Form 8-K dated May 30, 1997, and incorporated herein by reference)

         10.6 Receivables Purchase Agreement relating to the Company's May 1997 securitization transaction (filed as an exhibit to the Company's current report on Form 8-K dated May 30, 1997, and incorporated herein by reference)

         10.7 Receivables Purchase Agreement relating to the Company's May 1997 securitization transaction (filed as an exhibit to the Company's current report on Form 8-K dated May 30, 1997, and incorporated herein by reference)

         11    Statement re computation of per share earnings.

         27    Financial Data Schedule.

         99.1  Cautionary Statement.

         99.2 Undertaking to furnish copy of partially convertible note upon request of Securities and Exchange Commission.

         (b) During the quarter for which this report is filed, the Company filed one report on Form 8-K. Such report was dated May 30, 1997, and reported, under Item 5 thereof, information regarding the Company's May 1997 securitization transaction.

                       Consumer Portfolio Services, Inc.
                            Form 10-Q June 30, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Consumer Portfolio Services, Inc.
                         (Registrant)



Date: August 13, 1997    /s/  Charles E. Bradley, Jr.
                         ------------------------------------------------------
                         Charles E. Bradley, Jr.
                         Director, President, Chief Executive Officer
                         (Principal Executive Officer)



Date: August 13, 1997    /s/  Jeffrey P. Fritz
                         ------------------------------------------------------
                         Jeffrey P. Fritz
                         Chief Financial Officer
                         (Principal Financial Officer and Principal Accounting
                         Officer)