Form 10-Q
period 1997-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 1997-11-14
CIK 889609

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                      Commission file number:  1-11416 _

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of November 13, 1997 the registrant had 14,409,442 common shares outstanding.

================================================================================

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
          INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997



Part I.   Financial Information

          Item 1.   Financial Statements

                    Condensed consolidated balance sheets as of September 30, 1997 and December 31, 1996.

                    Condensed consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996.

                    Condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996.

                    Notes to condensed consolidated financial statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 6. Exhibits and Reports on Form 8-K


Signatures

Exhibit Index

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      September 30,     December 31,
                                                      -------------     -------------
                                                          1997              1996
                                                          ----              ----
ASSETS
Cash                                                  $     404,758     $     153,958
Contracts held for sale (note 2)                         92,353,307        21,656,773
Servicing fees receivable                                 4,661,287         3,086,194
Residual interest in securitizations (note 3)           102,859,185        67,251,933
Furniture and equipment, net                              2,138,733           629,774
Taxes receivable                                             --               610,913
Deferred financing costs                                  1,920,925           943,222
Investment in unconsolidated affiliate                    3,662,877         2,263,768
Other assets                                              8,801,608         5,349,885
                                                      -------------     -------------
                                                      $ 216,802,680     $ 101,946,420
                                                      =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses                   $  12,167,904     $   1,697,051
Warehouse line of credit                                 62,318,941        13,264,585
Taxes payable                                             5,434,481                --
Deferred tax liability                                    7,027,251         7,027,251
Notes payable                                            40,979,419        20,000,000
Convertible subordinated debt                                    --         3,000,000
Related party debt (note 6)                              15,076,430                --
                                                      -------------     -------------
                                                        143,004,426        44,988,887

Shareholders' Equity
Preferred stock, $1 par value; authorized
5,000,000 shares; none issued                                    --                --
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; 3,415,000
shares issued; none outstanding                                  --                --
Common stock, no par value; authorized
30,000,000 shares; 14,408,642 and 13,779,242
shares issued and outstanding at September 30, 1997
and December 31, 1996, respectively                      38,138,514        34,644,314
Retained earnings                                        35,659,740        22,313,219
                                                      -------------     -------------
                                                         73,798,254        56,957,533

                                                      -------------     -------------
                                                      $ 216,802,680     $ 101,946,420
                                                      =============     =============

See accompanying notes to condensed consolidated financial statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                 -----------------------------     ------------------------------
                                                       1997            1996              1997            1996
                                                       ----            ----              ----            ----
Revenues:
Net gain on sale of contracts (note 5)           $   10,384,822  $   5,784,375     $   25,660,219  $   15,864,442
Servicing fees (note 4)                               5,534,978      4,687,520         15,360,576      11,334,184
Interest                                              4,860,872      3,286,631         12,838,429       8,952,666
Other                                                   503,255         --              1,793,046          --
                                                 --------------  -------------     --------------  --------------
                                                     21,283,927     13,758,526         55,652,270      36,151,292
                                                 --------------  -------------     --------------  --------------
Expenses:
Interest                                              3,034,776      1,597,213          6,693,716       4,309,859
Employee costs                                        4,388,270      2,363,903         10,920,959       6,121,280
General and administrative                            3,330,432      1,791,236          9,549,582       5,004,394
Marketing                                               687,904        500,383          1,417,860       1,117,051
Occupancy                                               342,377        138,676            876,941         542,009
Depreciation and amortization                           138,542         67,472            543,219         207,527
Provision for credit losses                           1,052,550        848,346          2,649,024       1,779,330
                                                 --------------  -------------     --------------  --------------
                                                     12,974,851      7,307,229         32,651,301      19,081,450
                                                 --------------  -------------     --------------  --------------
Income before income taxes                            8,309,076      6,451,297         23,000,969      17,069,842

Income taxes                                          3,492,941      2,617,000          9,654,448       6,913,020

                                                 --------------  -------------     --------------  --------------
Net income                                       $    4,816,135  $   3,834,297     $   13,346,521  $   10,156,822
                                                 ==============  =============     ==============  ==============

Net income per common  and common
 equivalent share                                $         0.31  $        0.26     $         0.86  $         0.69
                                                 ==============  =============     ==============  ==============

Weighted average number of common
    and common equivalent shares                     15,777,133     14,828,719         15,513,201      14,746,930
                                                 ==============  =============     ==============  ==============

Fully diluted net income per common
    and common equivalent share                  $         0.30  $        0.25     $         0.84  $         0.67
                                                 ==============  =============     ==============  ==============

Fully diluted weighted average number of
     common and common equivalent shares             16,605,014     15,520,106         16,206,695      15,452,640
                                                 ==============  =============     ==============  ==============

See accompanying notes to condensed consolidated financial statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                                 1997           1996
                                                                                 ----           ----
Cash flows from operating activities:
   Net income                                                              $  13,346,521  $  10,156,822
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                               543,219        207,527
     Amortization of net interest receivables                                  9,105,307      4,401,858
     Amortization of deferred financing costs                                    187,248        117,906
     Provision for credit losses                                               2,649,024      1,779,330
     Gain on sale of contracts                                               (22,198,862)   (12,870,764)
     Loss on sale of fixed asset                                                  13,449         --
     (Gain) loss on investment in unconsolidated affiliate                      (712,656)       124,000
     Changes in operating assets and liabilities:
       Purchases of contracts held for sale                                 (449,714,213)  (254,322,070)
       Liquidation of contracts held for sale                                376,368,654    254,785,278
       Servicing fees receivable                                              (1,575,093)    (1,278,264)
       Initial deposits to spread accounts                                   (13,009,116)    (9,020,145)
       Deposits to spread accounts                                           (19,862,245)   (13,274,535)
       Payments to over-collateralization account                             (2,432,620)        --
       Release of cash from spread accounts                                   12,790,284      6,246,909
       Other assets                                                             (410,557)    (1,082,063)
       Accounts payable and accrued expenses                                   9,345,773      3,184,653
       Warehouse line of credit                                               49,054,356      2,338,856
       Income taxes                                                            5,883,742       (821,000)
                                                                           -------------  --------------
          Net cash used in operating activities                              (30,627,785)    (9,325,702)

Cash flows from investing activities:
   Proceeds from sale of subordinated certificates                                --          2,022,220
   Investment in unconsolidated affiliate                                       (686,453)    (4,000,000)
   Purchases of furniture and equipment                                       (1,585,179)      (289,512)
   Payments received on subordinated certificates                                 --            152,446
   Purchase of subsidiary                                                        (80,000)        --
                                                                           -------------  --------------
          Net cash used in investing activities                               (2,351,632)    (2,114,846)

Cash flows from financing activities:
   Issuance of notes to related party                                         54,500,000         --
   Issuance of long term notes                                                20,073,267         --
   Repayment of notes payable                                                   (609,299)        --
   Repayment of related party debt                                           (40,063,000)        --
   Payment of financing costs                                                 (1,164,951)        --
   Exercise of options and warrants                                              494,200        690,500
                                                                           -------------  --------------
          Net cash provided by financing activities                           33,230,217        690,500

                                                                           -------------  --------------
Increase (decrease) in cash                                                      250,800    (10,750,048)

Cash at beginning of period                                                      153,958     10,895,157
                                                                           -------------  --------------
Cash at end of period                                                      $     404,758  $     145,109
                                                                           =============  ==============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                           $   5,979,348  $   3,766,359
        Income taxes                                                       $   3,703,740  $   6,679,000

Supplemental disclosure of non-cash investing and
  financing activities:
      Issuance of common stock upon conversion of debt                     $   3,000,000  $      --

      Purchase of CPS Leasing, Inc.
          Assets acquired                                                  $   2,698,625  $      --
          Liabilities assumed                                                 (2,618,625)        --
                                                                            ------------  --------------
               Net cash used to acquire business                           $      80,000  $      --
                                                                           =============  ==============

See accompanying notes to condensed consolidated financial statements

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1:  Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements
-----------------------------------------------------

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain reclasses have been made to prior period financial statements for comparability to current period presentation. Results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the operating results to be expected for the full year.

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

Principles of Consolidation
---------------------------

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alton Receivables Corp., CPS Receivables Corp., CPS Marketing, Inc., and CPS Funding Corp. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp., LINC Acceptance Company, LLC and CPS Leasing, Inc., all of which are 80% owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated. Investments in affiliates that are not majority owned are reported using the equity method.

Recent Accounting Developments
------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Earlier application is not permitted. When adopted, all previously reported earnings per common share amounts must be restated based on the provisions of the new standard. Pro forma basic and diluted earnings per share, calculated in accordance with SFAS No. 128, are provided below:

                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                           --------------------------------     -------------------------------
                                               1997                1996             1997                1996
Basic earnings per share                   $     0.34            $     0.28      $    0.94            $    0.76
                                           ==========            ==========      =========            =========

Diluted earnings per share                 $     0.30            $     0.25      $    0.85            $    0.68
                                           ==========            ==========      =========            =========

Residual Interest in Securitizations
------------------------------------

The Company has made a practice of selling its retail automobile installment contracts ("Contracts") in the form of asset-backed securities ("Securitization"). In these transactions, the Company sells Contracts to one of the Company's special purpose subsidiaries (the "SPS"), which subsequently transfers the Contracts to a grantor or owner trust (the "Trust") created in connection with the transaction. The Trust then issues interest-bearing, asset-backed securities ("Certificates"), which are purchased by institutional investors. In each Securitization, the Company is required to provide credit enhancements in the form of (i) a cash capital contribution to the SPS, held in a credit enhancement account ("Spread Account") and (ii) a Certificate guaranty insurance policy. In the case of the Certificates sold during the three month period ended September 30, 1997 ("Trust 97-3"), certain classes of such Certificates are entitled to accelerated payments of a portion of the principal amount of such Certificates. Cash deposited in the various Spread Accounts is pledged to the related Trust, which in turn invests the cash in high quality liquid investment securities.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies (Continued)

At the closing of each securitization, the Company removes from its balance sheet the Contracts held for sale and adds to its balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Contracts retained from the securitizations ("residuals"). The residuals consist of (a) the cash deposited by the Company into the Spread Account or overcollateralization account ("OC"), and (b) the net interest receivables, as defined below. The excess of the cash received and assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

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

The OC represents the portion of the loans which are held by the trust as overcollateralization for a certain class of senior certificates sold and along with a certificate guaranty insurance policy serves as credit enhancement to the senior certificate holders. The OC consists of the excess of the principal balance of the Contracts sold to the trust, less the principal balance of the certificates sold to investors. Cash flows received by the trust in excess of the obligations of the trust are used to accelerate the principal reduction of a certain class of senior certificates until the target OC percentage is reached. Once the target OC percentage is reached, distributions of excess cash are remitted to the Company subject to the requirements of the related Spread Account.

The Company allocates its basis in the Contracts between the portion of the Contracts sold in the securitization transaction and the residuals, based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the change in the fair value of the residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities in accordance with SFAS No. 115. The Company is not aware of an active market for the purchase or sale of the residuals; accordingly, the Company estimates fair value of the residuals by calculating the present value of the estimated expected future cash flows using a discount rate appropriate for the risks involved.

Each Spread Account consists of an initial cash deposit, made simultaneously with the purchase of the Certificates by the investors, and subsequent cash flows to the extent required by the terms of the various securitization agreements. In the event that the cash flows generated by the Contracts transferred to the Trust should be insufficient to pay the obligations of the Trust, including principal or interest due to Certificate holders or expenses of the Trust, the trustee would draw from the Spread Account an amount necessary to
pay the obligations of the Trust.   The securitization agreements require that
the Spread Accounts be maintained at a specified percentage of the outstanding principal balance of the Certificates. The percentage can be increased significantly in the event delinquencies or losses exceed certain specified levels. In the event delinquencies or losses on the Contracts serviced exceed certain higher specified levels defined in the Company's securitization agreements, the Trust may require the transfer of servicing to another servicer.

As principal payments are made to the Certificate holders, and if the Spread Accounts are in excess of the specified percentage of the outstanding principal balance of the Certificates, the trustee releases to the SPS the portion of the pledged cash that is in excess of the amount necessary to maintain the Spread Account at the specified percentage of the outstanding principal balance of the certificates. To the extent cash in excess of the predetermined level is generated, such cash is either transferred to cover deficiencies, if any, in Spread Accounts for other Trusts, or is released to the Company. Except for releases in this manner, the cash in the Spread Accounts is restricted from use by the SPS or the Company.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2: Contracts held for sale

On average, the Contracts that the Company purchases from Dealers provide for finance charges of approximately 20% per annum. Each Contract provides for full amortization, and equal monthly payments, and may be fully prepaid by the customer at any time without penalty. The Company has historically purchased Contracts from Dealers at discounts ranging from 0% to 10% of the total amount financed under the Contracts, depending on the perceived credit risk of the Contract, plus a flat acquisition fee, generally $200, for each Contract purchased. Effective January 10, 1997, the Company began purchasing all Contracts without a percentage discount, charging Dealers only an acquisition fee ranging from zero to $1,495 for each Contract purchased. The fees vary based on the perceived credit risk and, in some cases, the interest rate on the Contract. The acquisition fees instituted in January 1997 are larger, on average, than the acquisition fees previously charged in conjunction with percentage discounts, so as to result in a similar net purchase price on a typical Contract. SAMCO continues to purchase Contracts using a percentage discount. Contracts held for sale are stated at the lower of aggregate cost or market value, net of related reserves. At September 30, 1997, and December 31, 1996, the balance of Contracts held for sale consisted of the following components:

                                                           September 30,      December 31,
                                                               1997               1996
                                                          ---------------     ------------
Gross receivable balance                                  $  110,764,015      $ 28,095,461
Unearned finance charges                                     (14,957,607)       (5,268,107)
Dealer discounts                                                (657,831)         (509,266)
Deferred loan origination fees and costs, net                 (1,186,469)           61,774
Allowance for credit losses                                   (1,608,801)         (723,089)
                                                          --------------      ------------
Net contracts held for sale                               $   92,353,307      $ 21,656,773
                                                          ==============      ============

Note 3:  Residual interest in securitizations

Residual interest in securitizations comprised the following components at September 30, 1997 and December 31, 1996:

                                           September 30,     December 31,
                                                1997             1996
                                           -------------     -------------
Spread accounts                            $  63,678,550     $  43,597,472
Over-collateralization accounts                2,432,620                 -
NIRs                                          36,748,015        23,654,461
                                           -------------     -------------
                                           $ 102,859,185     $  67,251,933
                                           =============     =============

The following table summarizes NIRs activity for the nine months ended September 30, 1997:


Beginning balance, December 31, 1996              $    23,654,461
NIRs portion of gains recognized                       22,198,862
Amortization of NIRs                                   (9,105,307)
                                                  ---------------
Ending balance, September 30, 1997                $    36,748,016
                                                  ===============

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in NIRs balances are estimates of losses totaling the following:

                                                                            September 30,      December 31,
                                                                                1997               1996
                                                                         ------------------   ----------------
Estimated credit losses                                                  $     76,564,532     $   50,098,119
                                                                         ==================   ================
Servicing subject to recourse provisions                                 $    696,386,246     $  483,106,256
                                                                         ==================   ================
Estimated credit losses as percentage of servicing subject to
  recourse provisions                                                               10.99%             10.37%
                                                                         ==================   ================

Spread Accounts consisted of the following components at September 30, 1997 and December 31, 1996:

                                                    September 30,        December 31,
                                                        1997                1996
                                                   -------------       --------------
Funds held by investors                            $    719,800         $  1,263,660
Investment in subordinated certificates                 959,236            1,530,950
US government securities                             61,999,514           40,802,862
                                                   =============        =============
                                                   $ 63,678,550         $ 43,597,472
                                                   =============        =============

Note 4:  Servicing fees

Servicing fees are reported as income when earned, net of related amortization of NIRs. Servicing costs are charged to expense as incurred. Servicing fees for the three and nine month periods ended September 30, 1997 and 1996, consisted of the following components:

                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                  ----------------------------------    ----------------------------------
                                         1997              1996               1997              1996
Base servicing fees                $     3,763,612      $  2,080,235     $    9,894,212      $  5,393,476
Residual interest income                 5,316,063         4,414,280         14,571,671        10,342,566
Amortization of NIRs                    (3,544,697)       (1,806,995)        (9,105,307)       (4,401,858)
                                  ------------------   --------------   -----------------   ---------------
Net servicing fees                 $     5,534,978      $  4,687,520     $   15,360,576      $ 11,334,184
                                  ==================   ==============   =================   ===============

Note 5:  Net gain on sale of contracts

Net gain on sale of contracts for the three and nine month periods September 30, 1997 and 1996, consisted of the following components:

                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                        ----------------------------------    ----------------------------------
                                               1997              1996               1997              1996
Dealer discounts and acquisition fees
(net of acquisition costs)               $     2,158,814       $ 1,547,259     $    6,139,753      $  5,063,853
NIRs portion of gains recognized               9,375,000         4,948,054         22,198,862        12,870,764
Expenses related to sales                     (1,148,993)         (710,938)        (2,678,396)       (2,070,175)
                                        ------------------    --------------  -----------------   --------------
                                         $    10,384,821       $ 5,784,375     $   25,660,219      $ 15,864,442
                                        ==================    ==============  =================   ==============

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6:  Related party debt

In May 1997, the Company entered into two transactions with a related party: (i) the Company purchased $14.5 million of preferred stock of Stanwich Holdings, Inc. ("Holdings"), with dividends cumulative at the rate of 9% per annum and redeemable at an aggregate price of $14.6 million, plus accrued dividends, and
(ii) the Company borrowed $14.5 million with an interest rate of 8% per annum under a 60-day related party loan from Stanwich Financial Services Corp. ("SFSC"). Charles E. Bradley, Sr., Charles E. Bradley, Jr., and John G. Poole, who are officers and directors of the Company, collectively own 92.5% of the common stock of Holdings, and Mr. Bradley, Sr., is the president and a director of Holdings. In August 1997, the Company received $14.9 million in redemption of its preferred stock of Holdings and repaid the 60-day related party loan in its entirety. SFSC is a wholly-owned subsidiary of Holdings.

In August 1997, the Company entered into a Line of Credit agreement with SFSC ("Stanwich Line"), to supplement its working capital resources. Under the Stanwich Line, SFSC agreed to lend up to $25 million to the Company from time to time upon request, through December 19, 1997. Any amount outstanding at December 31, 1997 would be due at that time. Borrowings under the Stanwich Line bear interest at the rate of 10% per annum, and the Company paid a $250,000 (one percent) commitment fee to SFSC in connection with opening the line of credit. The Company drew the full amount of the line at its inception, none of which remained outstanding at September 30, 1997.

The Company has also received long-term financing from SFSC. In June 1997 the Company borrowed $15 million on an unsecured and subordinated basis from SFSC. This loan ("RPL") is due 2004, and has a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company may pre-pay the RPL without penalty at any time. The RPL is partially convertible into equity. At maturity or repayment of the RPL, the holder thereof will have an option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share.

                       CONSUMER PORTFOLIO SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Consumer Portfolio Services, Inc. (the "Company") and its subsidiaries primarily engage in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the Unites States. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

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

Residual Interest in Securitizations
------------------------------------

The Company has made a practice of selling its Contracts in the form of asset-backed securities ("Securitization"). In these transactions, the Company sells Contracts to one of the Company's special purpose subsidiaries (the "SPS"), which subsequently transfers the Contracts to a grantor or owner trust (the "Trust") created in connection with the transaction. The Trust then issues interest-bearing, asset-backed securities ("Certificates"), which are purchased by institutional investors. In each Securitization, the Company is required to provide credit enhancements in the form of (i) a cash capital contribution to the SPS, held in a credit enhancement account ("Spread Account") and (ii) a Certificate guaranty insurance policy. In the case of the Certificates sold during the three month period ended September 30, 1997 ("Trust 97-3"), certain classes of such Certificates are entitled to accelerated payments of a portion of the principal amount of such Certificates. Cash deposited in the various Spread Accounts is pledged to the related Trust, which in turn invests the cash in high quality liquid investment securities.

At the closing of each securitization, the Company removes from its balance sheet the Contracts held for sale and adds to its balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Contracts retained from the securitizations ("residuals"). The residuals consist of (a) the cash deposited by the Company into the Spread Account or overcollateralization account ("OC"), and (b) the net interest receivables, as defined below. The excess of the cash received and assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

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

The OC represents the portion of the loans which are held by the trust as overcollateralization for a certain class of senior certificates sold and along with a certificate guaranty insurance policy serves as credit enhancement to the senior certificate holders. The OC consists of the excess of the principal balance of the Contracts sold to the trust, less the principal balance of the certificates sold to investors. Cash flows received by the trust in excess of the obligations of the trust are used to accelerate the principal reduction of a certain class of senior certificates until the target OC percentage is reached. Once the target OC percentage is reached, distributions of excess cash are remitted to the Company subject to the requirements of the related Spread Account.

                       CONSUMER PORTFOLIO SERVICES, INC.

The Company allocates its basis in the Contracts between the portion of the Contracts sold in the securitization transaction and the residuals, based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the change in the fair value of the residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities in accordance with SFAS No. 115. The Company is not aware of an active market for the purchase or sale of the residuals; accordingly, the Company estimates fair value of the residuals by calculating the present value of the estimated expected future cash flows using a discount rate appropriate for the risks involved.

Each Spread Account consists of an initial cash deposit, made simultaneously with the purchase of the Certificates by the investors, and subsequent cash flows to the extent required by the terms of the various securitization agreements. In the event that the cash flows generated by the Contracts transferred to the Trust should be insufficient to pay the obligations of the Trust, including principal or interest due to Certificate holders or expenses of the Trust, the trustee would draw from the Spread Account an amount necessary to pay the obligations of the Trust. The securitization agreements require that the Spread Accounts be maintained at a specified percentage of the outstanding principal balance of the Certificates. The percentage can be increased significantly in the event delinquencies or losses exceed certain specified levels. In the event delinquencies or losses on the Contracts serviced exceed certain higher specified levels defined in the Company's securitization agreements, the Trust may require the transfer of servicing to another servicer.

As principal payments are made to the Certificate holders, and if the Spread Accounts are in excess of the specified percentage of the outstanding principal balance of the Certificates, the trustee releases to the SPS the portion of the pledged cash that is in excess of the amount necessary to maintain the Spread Account at the specified percentage of the outstanding principal balance of the certificates. To the extent cash in excess of the predetermined level is generated, such cash is either transferred to cover deficiencies, if any, in Spread Accounts for other Trusts, or is released to the Company. Except for releases in this manner, the cash in the Spread Accounts is restricted from use by the SPS or the Company.

There can be no assurance that actual performance of any of the Company's securitized loan portfolios will be consistent with the Company's estimates and assumptions. To the extent that actual prepayments, losses or market discount rates materially differ from the Company's estimates, the estimated value of its residual interests may increase or decrease, which could have a material effect on the Company's results of operations, financial condition or liquidity.

Results of Operations

The three month period ended September 30, 1997 compared to the three month
---------------------------------------------------------------------------
period ended September 30, 1996
-------------------------------

Revenues. During the three months ended September 30, 1997, revenues increased $7.5 million, or 54.7%, compared to the three month period ended September 30, 1996. Net gain on sale of Contracts includes (i) the excess of the amount realized on the sale of Contracts over the Company's net cost, (ii) the fair value of the residual interest in each securitization of sold Contracts, and
(iii) the recognition of deferred acquisition fees paid by Dealers net of related acquisition costs. Net gain on sale of Contracts increased by $4.6 million, or 79.5%, and represented 48.8% of total revenues for the three month period ended September 30, 1997. The increase in gain on sale is largely due to the increased volume of Contracts sold in the period. During the three month period ended September 30, 1997, the Company sold $150.0 million in Contracts, compared to $92.1 million in the three month period ended September 30, 1996.

Servicing fees increased by $847,458, or 18.1%, and represented 26.0% of total revenues. Servicing fees consist primarily of base monthly servicing fees earned on Contracts sold and serviced by the Company and the excess of the weighted-average coupon earned on the Contracts sold over the sum of (i) the coupon of the Certificates, (ii) the base servicing fees paid to the servicer of the Contracts (currently the Company), (iii) any losses incurred during the period on the portfolio of Contracts sold, and (iv) any other expenses and revenues, net of amortization of NIRs. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of September 30, 1997, the Company was earning servicing fees on 65,767 Contracts with aggregate outstanding principal balances approximating $696.4 million, compared to 40,216 Contracts with aggregate outstanding principal balances approximating $426.4 million as of September 30, 1996. In addition to the $696.4 million in sold Contracts, on which servicing fees were earned, the Company was holding for sale and servicing an additional $96.3 million in Contracts, for an aggregate total servicing portfolio of $792.7 million.

Interest income on Contracts held for sale increased by $1.6 million, or 47.9%, and represented 22.8% of total revenues for the three month period ended September 30, 1997. The increase is due to the increase in the volume of Contracts purchased and held for sale. During the three month period ended September 30, 1997, the Company purchased $173.6 million in Contracts from Dealers, compared to $94.0 million in the three month period ended September 30, 1996.

The growth in the Company's revenue and expenses is a result of increases in the volume of Contract purchases and in the Company's servicing portfolio. The Company has achieved these increases primarily by expanding into new geographic areas and increasing the number of marketing representatives and Dealers. At September 30, 1997, the Company had 65 marketing representatives servicing 2,583 Dealers, compared to 23 representatives servicing 1,864 Dealers at September 30, 1996.

Expenses. During the three month period ended September 30, 1997, operating expenses increased $5.7 million, or 77.6%, compared to the three month period ended September 30, 1996. Employee costs increased by $2.0 million, or 85.6%, and represented 33.8% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $1.5 million, or 85.9% and represented 25.7% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

Interest expense increased $1.4 million, or 90.0%, and represented 23.4% of total operating expenses. During the three month period ended September 30, 1997, interest expense consisted primarily of interest on (i) borrowings under a warehouse line of credit ("Warehouse Line") used to acquire Contracts and hold them pending securitization, (ii) $20 million of outstanding Rising Interest Subordinated Redeemable Securities due 2006 ("RISRS"), (iii) $20 million of outstanding Participating Equity Notes due 2004, (iv) $15 million of unsecured related party debt due 2004, and (v) $14.5 million of 60-day related party debt due July 1997. With respect to the Warehouse Line, the Company's cost of borrowed funds varies with market rates, and the total interest payable is affected in proportion to the amount of Contract purchases funded under the Warehouse Line and the average time such Contracts are held prior to securitization. With respect to the RISRS debt, the interest paid on the debt increases each calendar year from 10.25% at present to 12.00% in 2004, and then to 12.50% until maturity at December 31, 2005. The April 1997 issuance of $20 million of PENs (discussed below), on which interest is payable at a fixed rate of 10.50% per annum, and the Company's June 1997 borrowing of $15 million in an unsecured related party loan due 2004 (discussed below), on which interest is payable at a fixed rate of 9.0% per annum, can be expected to increase the Company's interest expense in future periods.

During the three month period ended September 30, 1997, the provision for losses on Contracts held for sale increased by $204,204, or 24.1%, and represented 8.1% of total operating expenses. The provision for losses on Contracts held for sale and the related allowance for credit losses vary from quarter to quarter based on a number of factors, including (i) the dollar amount of Contracts held for sale at the end of the period, (ii) the relative age of those Contracts,
(iii) the estimated credit risk of those Contracts, and (iv) the portion of Contracts that are seriously past due or are assigned for or in repossession.

In March 1997, the Company opened a satellite collections facility in Chesapeake, Virginia. In addition, the Company obtained additional leased space in the vicinity of its California headquarters in September 1997. Lease of such additional space resulted in increased occupancy and general and administrative expenses in the three month period ended September 30, 1997, which should be expected to increase further in future periods. In October 1997, the Company entered into an agreement to have constructed a building of approximately 115,000 square feet, and to lease that building for a ten-year period commencing with its completion. The Company intends to occupy the new building, located approximately two miles from the Company's current principal location, as its headquarters. Increased occupancy expenses commensurate with the increase in space leased should be anticipated for future periods.

The Company continues to expand its staff to accommodate increases in its purchases of Contracts and in its servicing portfolio. The Company therefore expects to incur commensurate additional employee costs in future periods.

                       CONSUMER PORTFOLIO SERVICES, INC.

The nine month period ended September 30, 1997 compared to the nine month period
--------------------------------------------------------------------------------
ended September 30, 1996
------------------------

Revenues. During the nine months ended September 30, 1997, revenues increased $19.5 million, or 53.9%, compared to the nine month period ended September 30, 1996. Net gain on sale of Contracts increased by $9.8 million, or 61.7%, and represented 46.1% of total revenues for the nine month period ended September 30, 1997. The increase in gain on sale is largely due to the increased volume of Contracts sold in the period. During the nine month period ended September 30, 1997, the Company sold $371.1 million in Contracts, compared to $248.1 million in the nine month period ended September 30, 1996.

Servicing fees increased by $4.0 million, or 35.5%, and represented 27.6% of total revenues. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities.

Interest income on Contracts held for sale increased by $3.9 million, or 43.4%, and represented 23.1% of total revenues for the nine month period ended September 30, 1997. The increase is due to the increase in the volume of Contracts purchased and held for sale. During the nine month period ended September 30, 1997, the Company purchased $449.7 million in Contracts from Dealers, compared to $254.3 million in the nine month period ended September 30, 1996.

Expenses. During the nine month period ended September 30, 1997, operating expenses increased $13.6 million, or 71.1%, compared to the nine month period ended September 30, 1996. Employee costs increased by $4.8 million, or 78.4%, and represented 33.4% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $4.5 million, or 90.8% and represented 29.2% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

Interest expense increased $2.4 million, or 55.3%, and represented 20.5% of total operating expenses. During the nine month period ended September 30, 1997, interest expense consisted primarily of interest on (i) borrowings under the Warehouse Line, (ii) $20 million of outstanding RISRS, (iii) $20 million of outstanding PENs, (iv) $15 million of unsecured related party debt due 2004, and
(v) $14.5 million of 60-day related party debt due July 1997.

During the nine month period ended September 30, 1997, the provision for losses on Contracts held for sale increased by $869,694, or 48.9%, and represented 8.1% of total operating expenses.

Financial Condition

Contracts held for sale increased $70.7 million, or 326.4%, from December 31, 1996 to September 30, 1997. The number of Contracts held for sale at any specific date is dependent on both the volume of the Company's Contract origination activities, and the length of time since its most recent securitization transaction. Both volume and timing directly affect the amount of Contracts held for sale because the Company has made a practice of selling, in any securitization transaction, substantially all of its Contracts then held for sale.

Residual interest in securitizations increased $35.6 million, or 52.9%, from December 31, 1996 to September 30, 1997. This increase results from (i) additions to net interest receivable resulting from gains recognized in conjunction with the securitization of Contracts, net of amortization, and (ii) increases in Spread Account balances resulting from initial deposits on new securitizations and deposits relating to prior securitizations, net of releases from Spread Accounts which have reached their required target levels.

The amount outstanding under the Warehouse Line increased from $13.3 million at December 31, 1996, to $62.3 million at September 30, 1997. This increase reflects a greater number of Contracts held for sale at the end of the quarter than at the end of the preceding fiscal year.

                       CONSUMER PORTFOLIO SERVICES, INC.

Liquidity and Capital Resources

The Company's primary sources of cash from operations include servicing fees it earns on portfolios of Contracts it has previously sold, proceeds from sales of Contracts, release of investments in Spread Accounts, and customer payments on Contracts held for sale. The Company's primary uses of cash are its normal operating expenses, purchases of Contracts, the establishment of Spread Accounts and the further contribution of cash to the Spread Accounts until they reach their maintenance levels, and payment of income taxes.


Net cash used in operating activities was $30.6 million during the nine month period ended September 30, 1997, compared to net cash used of $9.3 million during the nine month period ended September 30, 1996. Cash used for purchasing Contracts was $449.7 million, an increase of $195.4 million, or 76.8%, over cash used for purchasing Contracts in the prior year's period. Cash provided from the liquidation of Contracts was $376.4 million, an increase of $121.6 million, or 47.7%, over cash provided from the liquidation of Contracts in the prior year's period.


The Company's cash requirements have been and will continue to be significant. Each agreement under which the Company has securitized and sold its Contracts required the Company to make a significant initial cash deposit to a Spread Account, which is pledged to enhance the credit of the related Certificates and is invested in high quality liquid securities.


During the nine month period ended September 30, 1997, cash used for initial deposits to Spread Accounts was $13.0 million, an increase of $4.0 million, or 44.2%, from the amount of cash used for initial deposits to Spread Accounts in the prior year's period. Cash deposited to Spread Accounts for the nine month period ended September 30, 1997, was $19.9 million, an increase of $6.6 million, or 49.6%, over cash deposited to Spread Accounts in the prior year's period. Cash deposited to over-collateralization accounts for the nine month period ended September 30, 1997, was $2.4 million. The over-collateralization account was established in conjunction with the Company's August 1997 securitization and represents the accelerated principal payments made to a certain class of Certificates in accordance with the terms of the related agreement. Cash released from Spread Accounts for the nine month period ended September 30, 1997, was $12.8 million, an increase of $6.5 million, or 104.7%, over cash released from Spread Accounts in the prior year's period. Changes in deposits to and releases from Spread Accounts are affected by the relative size and seasoning of the various pools of sold Contracts that make up the Company's servicing portfolio. In the prior year's period, certain securitized pools exceeded predetermined delinquency levels, which resulted in increases in the required levels for certain Spread Accounts and consequently, in less releases of cash from Spread Accounts. In November 1996, the Company restructured certain aspects of its financial guarantee insurance agreements with Financial Security Assurance, Inc. The Company experienced greater releases of cash from Spread Accounts for the nine month period ended September 30, 1997 than in the prior year's period.


On a day-to-day basis, the Company funds its purchases of Contracts from Dealers by drawing on the Warehouse Line, and pledges the purchased Contracts to the warehouse lender. The amount borrowed under the Warehouse Line increases until the Company sells the pledged Contracts in a securitization transaction, at which time the proceeds of the sale are used to pay down the balance of the Warehouse Line. Since June 1995, such securitization transactions have taken place on a quarterly basis. The Company expects to complete two securitization transactions in the fourth quarter of 1997. The Company has experienced continued growth in the levels of Contracts purchased and securitized and expects that such growth may continue. The amount of Contracts that the Company can hold for sale prior to a securitization is limited by its available cash and the $100 million Warehouse Line. The Company is currently in discussions with another lender for an additional warehouse line of credit to accommodate its growth. There can be no assurance that such discussions will result in an additional warehouse line.


In August 1997, the Company entered into a Line of Credit agreement with SFSC ("Stanwich Line"), to supplement its working capital resources. Under the Stanwich Line, SFSC agreed to lend up to $25 million to the Company from time to time upon request, through December 19, 1997. Any amount outstanding at December 31, 1997, would be due at that time. Borrowings under the Stanwich Line bear interest at the rate of 10% per annum, and the Company paid a $250,000 (one percent) commitment fee to SFSC in connection with opening the line of credit. The Company drew the full amount of the line at its inception, none of which remained outstanding at September 30, 1997.

                       CONSUMER PORTFOLIO SERVICES, INC.

The Company funds the increase in its servicing portfolio through off balance sheet securitization transactions, and funds its other capital needs with cash from operations and with the proceeds from the issuance of long-term debt. From December 31, 1996, through September 30, 1997, the Company has engaged in three securitization transactions, has issued $20 million of PENs (due 2004) and has borrowed $15 million in an unsecured related party loan due 2004 ("RPL").


The PENs are long-term subordinated debt instruments issued in a registered public offering in April 1997. After deduction of underwriting commissions, the proceeds of that offering were $19.2 million. The PENs have a fixed coupon rate of interest of 10.5% per annum, payable monthly beginning May 15, 1997. The fixed interest rate payable on the PENs may be considered comparable to the rising interest rate payable on the RISRS that the Company issued in 1995: the RISRS interest rate is 10.25% per annum throughout 1997 and will rise by .25% per annum in each calendar year through 2004, and then by an additional .50% per annum for the final year prior to maturity on December 31, 2005. The RISRS may be redeemed without premium at any time after January 1, 2000, and the PENs may be redeemed without premium at any time after April 15, 2000. The PENs are also partially convertible into equity. At maturity or earlier redemption of the PENs, the holders thereof will have the option to convert 25% of the principal amount into common stock of the Company, at a conversion rate of $10.15 per share.


The RPL is long-term subordinated debt representing $15 million borrowed in June 1997 from Stanwich Financial Services Corp. ("SFSC"). SFSC is a financial services company owned by Stanwich Holdings, Inc. ("Holdings"). Charles E. Bradley, Sr., Charles E. Bradley, Jr., and John G. Poole, who are officers and directors of the Company, collectively own 92.5% of the common stock of Holdings, and Mr. Bradley, Sr., is the president and a director of Holdings.
The RPL has a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company may pre-pay the RPL without penalty at any time. The RPL is also partially convertible into equity. At maturity or early repayment of the RPL, the holder thereof will have the option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share.


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


As to the cost of off balance sheet financing, the interest rates payable on the senior Certificates issued in the Company's March, May, and August 1997 securitizations ranged from 6.10% to 6.65% as compared with 6.40% to 6.70% payable on the similar securities issued in the Company's March, June and September 1996 securitization transactions. The change in the rates is primarily due to changes in rates payable on U.S. Treasuries of similar maturities.


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


In January 1997, the Company acquired a company engaged in the equipment leasing business. Any material growth in that subsidiary's business will require significant capital resources, to allow that subsidiary to purchase equipment for lease. In March 1997, the leasing company obtained a $5 million line of credit to purchase equipment for lease.


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

                       CONSUMER PORTFOLIO SERVICES, INC.

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

                       CONSUMER PORTFOLIO SERVICES, INC.


PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


The annual meeting of shareholders of the Company was held on July 10, 1997. Actions taken at that meeting were described in the Company's report on Form 10-Q for the quarter ended June 30, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as a part of this report.

          10.1     Line of Credit Note dated August 8, 1997.

          10.2     Partially Convertible Subordinated Note dated June 12, 1997.

          10.3     Registration Rights Agreement dated June 12, 1997.

          10.4 Underwriting Agreement relating to the Company's August 1997 securitization transaction (filed as exhibit 1.1 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference).

          10.5 Sale and Servicing Agreement relating to the Company's August 1997 securitization transaction (filed as exhibit 10.1 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference)

          10.6 Receivables Purchase Agreement relating to receivables transferred by the Company in its August 1997 securitization transaction (filed as exhibit 10.2 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference)

          10.7 Subsequent Receivables Purchase Agreement relating to receivables transferred by the Company in its August 1997 securitization transaction (filed as exhibit 10.5 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference)

          10.8 Trust Agreement relating to the Company's August 1997 securitization transaction (filed as exhibit 4.1 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference).

          10.9 Indenture related to the Company's August 1997 securitization transaction (filed as exhibit 4.2 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference).

          10.10 Subsequent Transfer Agreement relating to receivables transferred by the Company in its August 1997 securitization transaction (filed as exhibit 10.4 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference).

          10.11    Agreement to Build and Lease dated October 27, 1997.

          10.12    Lease dated October 27, 1997.

          11       Statement re computation of per share earnings.

          27       Financial Data Schedule.

     (b) During the quarter for which this report is filed, the Company filed one report on Form 8-K. Such report was dated August 15, 1997, and reported, under Item 5 thereof, information regarding the Company's August 1997 securitization transaction.

                       CONSUMER PORTFOLIO SERVICES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Consumer Portfolio Services, Inc.
                                   (Registrant)


Date:  November 13, 1997           /s/  Charles E. Bradley, Jr.
                                   -------------------------------------
                                   Charles E. Bradley, Jr.
                                   Director, President, Chief Executive Officer
                                   (Principal Executive Officer)


Date:  November 13, 1997           /s/  Jeffrey P. Fritz
                                   -------------------------------------
                                   Jeffrey P. Fritz
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)

                       CONSUMER PORTFOLIO SERVICES, INC.
                                 EXHIBIT INDEX

          10.1     Line of Credit Note dated August 8, 1997.

          10.2     Partially Convertible Subordinated Note dated June 12, 1997.

          10.3     Registration Rights Agreement dated June 12, 1997.

          10.4 Underwriting Agreement relating to the Company's August 1997 securitization transaction (filed as exhibit 1.1 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference).

          10.5 Sale and Servicing Agreement relating to the Company's August 1997 securitization transaction (filed as exhibit 10.1 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference)

          10.6 Receivables Purchase Agreement relating to receivables transferred by the Company in its August 1997 securitization transaction (filed as exhibit 10.2 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference)

          10.7 Subsequent Receivables Purchase Agreement relating to receivables transferred by the Company in its August 1997 securitization transaction (filed as exhibit 10.5 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference)

          10.8 Trust Agreement relating to the Company's August 1997 securitization transaction (filed as exhibit 4.1 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference).

          10.9 Indenture related to the Company's August 1997 securitization transaction (filed as exhibit 4.1 to the Company current report on Form 8-k filed November 12, 1997, and incorporated herein by reference).

          10.10 Subsequent Transfer Agreement relating to receivables transferred by the Company in its August 1997 securitization transaction (filed as exhibit 10.4 to the Company's current report on Form 8-K filed November 12, 1997, and incorporated herein by reference).

          10.11    Agreement to Build and Lease dated October 27, 1997.

          10.12    Lease dated October 27, 1997.

          11       Statement re computation of per share earnings.

          27       Financial Data Schedule.