Form 10-K
period 1997-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 1998-03-10
CIK 889609

================================================================================
                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

[X]  Annual Report Under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended December 31, 1997

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

          Securities registered pursuant to section 12(b) of the Act:
   Title of each class:  Rising Interest Subordinated Redeemable Securities due 2006
                   10.50% Participating Equity Notes due 2004
      Name of each exchange on which registered:  New York Stock Exchange

 Securities registered pursuant to section 12(g) of the Act:  Common stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value on March 4, 1998 (based on the $10.875 closing price on the Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was $93,083,236. The number of shares of the registrant's Common Stock outstanding on March 4, 1998 was 15,210,042.

                      Documents Incorporated by Reference

The registrant's proxy statement for its 1998 annual meeting of shareholders is incorporated by reference into Part III of this report.

================================================================================

                                     PART I

Item 1. BUSINESS

General

   Consumer Portfolio Services, Inc., ("CPS", and together with its subsidiaries, the "Company") is a consumer finance company specializing in the business of purchasing, selling and servicing retail automobile installment contracts ("Contracts") originated by dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to borrowers with limited credit histories, low incomes or past credit problems ("Sub-Prime Borrowers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing from more traditional sources of automobile financing such as banks, credit unions or finance companies affiliated with major automobile manufacturers.

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

   The period from March 8, 1991 (the Company's inception) through May 1991 was devoted to the start-up of the Company's operations. On May 31, 1991, the Company first acquired certain third-party loan servicing contracts and in June 1991 began earning servicing fee income. The Company thereafter added to its third-party loan servicing portfolio and, in October 1991, began acquiring Contracts and selling them to General Electric Capital Corporation ("GECC"). To date, the Company has sold $42.6 million in Contracts to GECC and an additional $100.1 million to Sun Life Insurance Company of America ("Sun Life"). Since June 1994, the Company has issued an additional $1.1 billion of "AAA"-rated and $50.9 million of "BB"-rated certificates backed by Contracts to various institutional investors. Since June 1996, all sales of "AAA"-rated certificates have been made in public offerings pursuant to registration statements filed with the Securities and Exchange Commission. See "Servicing of Contracts," "Purchase and Sale of Contracts" and "Securitization and Sale of Contracts to Institutional Investors."

Automobile Financing Industry

   Automobile financing is a major component of consumer installment debt in the United States. Most traditional sources of automobile financing, such as commercial banks, credit unions and captive finance companies affiliated with major automobile manufacturers, generally provide automobile financing for the most creditworthy, or so-called "prime" borrowers. The Company believes that the strong credit performance and large size of the market have led to intense price competition in the financing market for prime borrowers, and, in turn, low profit margins, effectively limiting this market to only the largest participants. In addition, special low-rate financing programs offered by automobile manufacturers' captive finance companies to promote the sale of specific automobiles have added to the competition within the prime borrower market.

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

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

Business Strategy

   The Company's primary objective is to increase revenue and earnings through the expansion of its sales and servicing of Contracts purchased from Dealers. The Company's strategy is to:

   -  Maintain consistent underwriting standards and portfolio performance.

   -  Increase the number of Contracts it purchases from its existing Dealers.

   - Expand its Dealer network, in part by entry into other geographic areas (see "Purchase and Sale of Contracts--Dealer Contract Purchase Program").

   - Control and/or reduce its cost of funds by proper structuring of its securitization offerings and by obtaining the necessary ratings from nationally recognized credit rating agencies.

   - Evaluate opportunities to provide additional products and services, such as automobile insurance, credit cards and extended maintenance contracts.

Expansion And Diversification

   In March 1996, CPS formed Samco Acceptance Corp. ("Samco"), an 80 percent-owned subsidiary based in Dallas, Texas. Samco's business plan is to provide the Company's sub-prime auto finance products to rural areas through independently owned finance companies. The Company believes that many rural areas are not adequately served by other industry participants due to their distance from large metropolitan areas where a Dealer marketing representative is most likely to be based.

   Samco employees call on independent finance companies ("IFCs"), primarily in the southeastern United States, and present them with financing programs that are essentially identical to those which CPS markets directly to Dealers through its marketing representatives. The Company believes that a typical rural IFC has relationships with many local automobile purchasers as well as Dealers who, because of their financial resources or capital structure, are generally unable to provide 36, 48 or 60 month financing for an automobile. IFCs may offer Samco's financing programs to borrowers directly or to local Dealers. Upon submission of applications to Samco, credit personnel who have been trained by CPS use CPS's proprietary systems to evaluate the borrower and the proposed Contract terms. Samco purchases Contracts from the IFCs after its credit personnel have performed all of the underwriting and verification procedures that CPS performs for Contracts it purchases from Dealers. Servicing and collection procedures on Samco Contracts are performed by CPS at its headquarters in Irvine, California. However, Samco may solicit aid from the IFC in collecting accounts that are seriously past due. For the year ended December 31, 1997, Samco purchased 2,306 Contracts with original balances aggregating $26.2 million.

   In May 1996, CPS formed LINC Acceptance Corp. ("LINC"), an 80 percent-owned subsidiary based in Norwalk, Connecticut. LINC provides the Company's sub-prime auto finance products to credit unions, banks and savings and loans ("Deposit Institutions"). The Company believes that Deposit Institutions do not generally make loans to Sub-Prime Borrowers, even though they may have relationships with Dealers and have Sub-Prime Borrowers as deposit customers.

   LINC calls on various Deposit Institutions and presents them with a financing program that is similar to those which CPS markets directly to Dealers through its marketing representatives. The LINC program is intended to result in a slightly more creditworthy borrower than the Company's regular programs by requiring slightly higher income and lower debt-to-income ratios. LINC's customers may offer its financing program to borrowers directly or to local Dealers. Unlike Samco, which has employees who evaluate applications and make decisions to purchase Contracts, LINC applications are submitted by the Deposit Institution directly to CPS, where the approval, underwriting and purchase procedures are performed by CPS staff who work with LINC as well as with CPS
Dealers.   Servicing and collection procedures on LINC Contracts are performed entirely by CPS using its personnel. For the year ended December 31, 1997, LINC purchased 678 Contracts with original balances aggregating $8.9 million.

Purchase And Sale Of Contracts

   Dealer Contract Purchase Program. As of December 31, 1997, the Company was a party to its standard form dealer agreements ("Dealer Agreements") with 3,193 Dealers. Approximately 97.9% of these Dealers are franchised new car dealers that sell both new and used cars and the remainder are independent used car dealers. For the year

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

ended December 31, 1997, approximately 91.5% of the Contracts purchased by the Company consisted of financing for used cars and the remaining 8.5% for new cars. Most of these Dealers regularly submit Contracts to the Company for purchase, although such Dealers are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the year ended December 31, 1997, no Dealer accounted for more than 1.0% of the total number of Contracts purchased by the Company. In addition, the Company continues to diversify geographically, and has reduced its concentration of Contract purchases in California from 25.8% for the year ended December 31, 1996, to 18.1% for the year ended December 31, 1997. The following table sets forth the geographical sources of the Contracts purchased by the Company (based on the addresses of the borrowers as stated on the Company's records) during the years ended December 31, 1997 and December 31, 1996:


                                                     Contracts Purchased During Year Ended
                                ---------------------------------------------------------------------------
                                           December 31, 1997                       December 31, 1996
                                -----------------------------------      ----------------------------------
                                      Number              Percent             Number              Percent
                                ----------------     --------------      --------------     ---------------
California                           9,035               18.1%                7,296                25.8%
Texas                                3,649                7.3%                2,073                 7.3%
Pennsylvania                         3,622                7.2%                2,730                 9.6%
Florida                              3,404                6.8%                2,638                 9.3%
Louisiana                            3,142                6.3%                1,184                 4.2%
New York                             2,941                5.9%                1,201                 4.2%
Illinois                             2,413                4.8%                1,385                 4.9%
Alabama                              2,070                4.1%                  906                 3.2%
Tennessee                            2,012                4.0%                1,225                 4.3%
Michigan                             1,954                3.9%                  788                 2.8%
North Carolina                       1,613                3.2%                  155                 0.6%
Maryland                             1,586                3.2%                  920                 3.3%
Georgia                              1,503                3.0%                  181                 0.6%
Nevada                               1,271                2.5%                1,060                 3.7%
New Jersey                           1,188                2.4%                  625                 2.2%
Other States                         8,660               17.3%                3,938                13.9%
                                ----------------     --------------      --------------     ---------------
Total                               50,063                                   28,305
                                ================                         ==============

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

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997


   Through December 1996, the Company had purchased Contracts from Dealers at percentage discounts ranging from 0% to 10% of the total amount financed under the Contracts, depending on the perceived credit risk of the Contract, plus a flat acquisition fee, generally $200, for each Contract purchased. Percentage discounts averaged 4.1% and 2.8% for the years ended December 31, 1995 and 1996, respectively. The Company believes that the level of discounts and fees are a significant factor in the Dealer's decision to submit a Contract to the Company for purchase, and will continue to play such a role in the future. Effective January 10, 1997, the Company began purchasing Contracts in general without a percentage discount, charging Dealers only an acquisition fee ranging from zero to $1,195 for each Contract purchased. The fees vary based on the perceived credit risk and, in some cases, the interest rate on the Contract. The acquisition fees instituted in January 1997 are larger, on average, than the acquisition fees previously charged in conjunction with percentage discounts, so as to result in a similar net purchase price on a typical Contract. For the year ended December 31, 1997, the average amount charged per Contract purchased was $438 or 3.5% of the amount financed.

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

   The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Sub-Prime Borrowers and the adequacy of the financed vehicle as security for a Contract. These criteria include standards for price; term; amount of down payment, installment payment and add-on interest rate; mileage, age and type of vehicle; principal amount of the Contract in relation to the value of the vehicle; borrower's income level, job and residence stability, credit history and debt serviceability; and other factors. Specifically, the Company's guidelines limit the maximum principal amount of a purchased Contract to 115% of wholesale book value in the case of used vehicles or to 110% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. The Company does not finance vehicles that are more than eight model years old or have in excess of 85,000 miles. The maximum term of a purchased Contract is 60 months; a shorter maximum term may be applied based on the year and mileage of the vehicle. These criteria are subject to change from time to time as circumstances may warrant. Upon receiving this information with the borrower's application, the Company's underwriters verify the borrower's employment, residency, insurance and credit information provided by the borrower by contacting various parties noted on the borrower's application, credit information bureaus and other sources.

   Credit Scoring. From inception through December 31, 1997, the Company has purchased $1.4 billion in Contracts and, as of December 31, 1997, had an outstanding servicing portfolio of $902.7 million. The Company's management information systems are structured to include a variety of credit and demographic data for each Contract as well as maintaining data which indicate each Contract's past or current performance characteristics. Furthermore, the Company's technical staff have the ability to interrogate the database to compare performing and non-performing Contracts and to ascertain which demographic and credit related data elements may be predictors of credit performance.

   In November 1996, the Company implemented a scoring model that assigns each Contract a numeric value (a "credit score") at the time the application is received from the Dealer and the borrower's credit information is retrieved from the credit reporting agencies. The credit score is based on a variety of parameters such as the

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

borrower's job and residence stability, the amount of the down payment, and the age and mileage of the vehicle. The Company has developed the credit score as a means of identifying Contracts where a review by a supervisor or manager, prior to approval, is warranted. Regardless of the credit score a Contract originally receives, the Company's underwriters perform the same extensive review and verification procedures on all Contracts. The credit score is also used to identify Contracts for which review by a supervisor or manager prior to approval and purchase may be appropriate.

   The actual agreement for purchase of the vehicle ("Contract") is prepared by the Dealer. The Dealer also arranges for recording the Company's lien on the vehicle. After the appropriate documents are signed by the Dealer and the borrower, the Dealer sells the Contract to the Company. The borrower then receives monthly billing statements.

   All of the Contracts purchased by the Company are fully amortizing and provide for level payments over the term of the Contract. The average original principal amount financed under Contracts purchased in the year ended December 31, 1997 was approximately $12,625, with an average original term of approximately 55.0 months and an average down payment of 15.5%. Based on information contained in borrower applications, for this twelve-month period, the retail purchase price of the related automobiles averaged $13,020 (which excludes tax and license fees, and any additional costs such as a maintenance contract), the average age of the vehicle at the time the Contract was purchased was 3 years, and the Company's average borrower at the time of purchase was approximately 36.0 years old, with approximately $34,973 in average household income and an average of 4 years' history with his or her current employer.

   All Contracts may be prepaid at any time without penalty. In the event a borrower elects to prepay a Contract in full, the payoff amount is calculated by deducting the unearned interest from the Contract balance, in the case of a pre-computed Contract, or by adding accrued interest to the Contract balance, in the case of a simple interest Contract.

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

Securitization and Sale of Contracts to Institutional Investors

   The Company purchases Contracts with the primary intention of reselling them to investors as asset-backed securities through securitizations. The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS") which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a Grantor or Owner Trust (the "Trust"), and the Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in an amount equal to the aggregate principal balance of the Contracts. One or more investors purchase these Certificates; the proceeds from the sale of the certificates are then used to purchase the Contracts from the Company. In addition, the Company provides a credit enhancement for the benefit of the investors in the form of an initial cash deposit to a specific account ("Spread Account") held by the Trust. The Spread Account is required by the Servicing Agreement (as defined below) to be maintained at specified levels.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

   In connection with the sale of the Contracts, the Company is required to make certain normal representations and warranties, which generally duplicate the substance of the representations and warranties made by Dealers in connection with the Company's purchase of the Contracts. If the Company breaches any of its representations or warranties to a purchaser of the Contracts, the Company will be obligated to repurchase the Contract from such purchaser at a price equal to such purchaser's purchase price less the related cash securitization reserve and any payments received by such purchaser on the Contract. In most cases, the Company would then be entitled under the terms of its Dealer Agreement to require the selling Dealer to repurchase the Contract at a price equal to the Company's purchase price, less any payments made by the borrower. Subject to any recourse against Dealers, the Company will bear the risk of loss on repossession and resale of vehicles under Contracts repurchased by it.

   Terms of Servicing Agreements. The Company currently services all Contracts sold and expects to service all Contracts that it purchases and sells in the future. Pursuant to the Company's usual form of servicing agreement (the Company's servicing agreements are collectively referred to as the "Servicing Agreements"), the Company is obligated to service all Contracts sold to the investors or Trusts in accordance with the Company's standard procedures. The Servicing Agreements generally provide that the Company will bear all costs and expenses incurred in connection with the management, administration and collection of the Contracts serviced. The Servicing Agreements also provide that the Company will take all actions necessary or reasonably requested by the investor to maintain perfection and priority of the investor's or the Trust's security interest in the financed vehicles.

   Upon the sale of a portfolio of Contracts to an investor or a trust, the Company mails to borrowers monthly billing statements directing them to mail payments on the Contracts to a lock-box account. The Company engages an independent lock-box processing agent to retrieve and process payments received in the lock-box account. This results in a daily deposit to the investor's or the Trust's bank account of the entire amount of each day's lock-box receipts and the simultaneous electronic data transfer to the Company of borrower payment data records. Pursuant to the Servicing Agreements, the Company is required to deliver monthly reports to the investor or the Trust reflecting all transaction activity with respect to the Contracts. The reports contain, among other information, a reconciliation of the change in the aggregate principal balance of the Contracts in the portfolio to the amounts deposited into the investor's or the Trust's bank account as reflected in the daily reports of the lock-box processing agent.

   The Company is entitled under most of the Servicing Agreements to receive a base monthly servicing fee of 2.0% per annum computed as a percentage of the declining outstanding principal balance of the non-defaulted Contracts in the portfolio. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the investor receives the paid principal reduction of the Contracts in its portfolios and interest thereon at the pass-through rate. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-offs, the shortfall is satisfied from the Spread Account established in connection with the sale of the portfolio. (If the Spread Account is not sufficient to satisfy a shortfall, then the investor or Trust may suffer a loss to the extent that the shortfall exceeds the Spread Account.) If collections on the Contracts exceed such amounts, the excess is utilized, first, to build up or replenish the Spread Account to the extent required, next, to cover deficiencies in Spread Accounts for other portfolios, and the balance, if any, constitutes excess cash flows,
which are distributed to the Company.   The Servicing Agreements also provide
that the Company is entitled to receive certain late fees collected from borrowers.

   Pursuant to the Servicing Agreements, the Company is generally required to charge off the balance of any Contract by the earlier of the end of the month in which the Contract becomes five scheduled installments past due or, in the case of repossessions, the month that the proceeds from the liquidation of the financed vehicle are received by the Company. In the case of a repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted Contract and the repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay to the investor the entire principal balance of any Contracts charged off during the month, the Spread Account established in connection with the sale of the Contracts is reduced by the unpaid principal amount of such Contracts. Such amount would then have to be restored to the Spread Account from future collections on the Contracts remaining in the portfolio before the Company would again be entitled to receive excess cash. In addition, the Company would not be entitled to receive any further monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts and after any recourse to any insurer guarantees backing the Certificates, the investor bears the risk of all charge-offs on the Contracts in excess of the Spread

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

Account. However, the Company would experience a reduction in cash distributions in the event of greater than anticipated charge-offs or prepayments on Contracts sold and serviced by the Company.

   The Servicing Agreements are terminable by the investor in the event of certain defaults by the Company and under certain other circumstances. None of the Servicing Agreements are in default or otherwise terminable as of December 31, 1997.

Servicing of Contracts

   General. The Company's servicing activities consist of collecting, accounting for and posting of all payments received; responding to borrower inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; investigating delinquencies; communicating with the borrower to obtain timely payments; repossessing and reselling the collateral when necessary; and generally monitoring each Contract and any related collateral.

   Collection Procedures. The Company believes that its ability to monitor performance and collect payments owed from Sub-Prime Borrowers is primarily a function of its collection approach and support systems. The Company believes that if payment problems are identified early and the Company's collection staff works closely with borrowers to address these problems, it is possible to correct many of them before they deteriorate further. To this end, the Company utilizes pro-active collection procedures, which include making early and frequent contact with delinquent borrowers; educating borrowers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the borrower in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of its collection activities, the Company maintains a computerized collection system specifically designed to service automobile installment sale contracts with Sub-Prime Borrowers and similar consumer loan contracts. See "Management Information Systems."

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

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

   The Company's financial results are affected by the performance of the of Contracts it has purchased. The tables below document the delinquency, repossession and net credit loss experience of all Contracts purchased by the Company since its inception:


                                                                     Delinquency Experience (1)
                                         December 31, 1997              December 31, 1996          December 31, 1995
                                      --------------------------     ------------------------   ----------------------
                                         Number                         Number                     Number
                                      of Contracts    Amount         of Contracts   Amount      of Contracts    Amount
                                      ------------    ----------     ------------   --------    ------------   -------
                                                                   (Dollars in thousands)
Gross servicing portfolio..........     83,414        $1,031,573          47,187    $604,092        27,129    $356,114
Period of delinquency (2)
31-60 days.........................      3,092            36,609           1,801      22,099           910      11,525
61-90 days.........................      1,243            15,303             724       9,068           203       2,654
91+ days...........................      1,393            17,869             768       9,906           273       3,912
                                        ------        ----------          ------    --------        ------    --------
Total delinquencies(2).............      5,728            69,781           3,293      41,073         1,386      18,091
Amount in repossession (3).........      1,977            24,463           1,168      14,563           836      10,179
                                        ------        ----------          ------    --------        ------    --------
Total delinquencies and amount in
repossession (2)...................      7,705        $   94,244           4,461    $ 55,636         2,222    $ 28,270
                                        ======        ==========          ======    ========        ======    ========
Delinquencies as a percent
of gross servicing portfolio.......        6.9%              6.8%            7.0%        6.8%          5.1%        5.1%

Total delinquencies and amount in
repossession as a percent of gross
servicing portfolio................        9.2%              9.1%            9.5%        9.2%          8.2%        7.9%

(1) All amounts and percentages are based on the full amount remaining to be repaid on each Contract, including, for Rule of 78s Contracts, any unearned finance charges. The information in the table represents the principal amount of all Contracts purchased by the Company, including Contracts subsequently sold by the Company which it continues to service.
(2) The Company considers a Contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the Servicing Agreements. The period of delinquency is based on the number of days payments are contractually past due. Contracts less than 31 days delinquent are not included.
(3) Amount in repossession represents financed vehicles which have been repossessed but not yet liquidated.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

                         Net Charge-Off Experience(1)

                                                                                     Nine Months
                                                                                       Ended
                                                     Year Ended December 31,         December 31,
                                                   ---------------------------       ------------
                                                                (Dollars in thousands)
                                                      1997            1996              1995 (2)
                                                   ----------      -----------       ------------
Average servicing portfolio outstanding.........     $703,100         $397,430           $240,864

Net charge-offs as a percent of average
 servicing portfolio (3)........................          5.9%             5.1%               4.9%

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each Contract. The information in the table represents all Contracts purchased by the Company including Contracts subsequently sold by the Company that it continues to service.

(2) The percentages set forth for the nine-month period ended December 31, 1995, are computed using annualized operating data which do not necessarily represent comparable data for a full twelve-month period.

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

Management Information Systems

   The Company maintains sophisticated data processing support and management information systems. To support its collection efforts, the Company utilizes Digital Systems International's Intelligent Dialing System, a high-penetration automatic dialer, in conjunction with the American Management Systems' Computer Assisted Collection System software, which has been customized by the Company, and other accounting software programs. All systems are operated at the Company's offices on an Advance System IBM AS/400 computer.

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

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

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

   The Company believes that it can compete effectively for the interest of institutional investors in purchasing Contracts acquired by the Company, based upon (i) the historical performance of portfolios of Contracts sold and serviced by it, (ii) its willingness to establish substantial credit enhancements for the benefit of investors, and (iii) its willingness to derive a portion of its revenues from excess cash flow distributed on a monthly basis, rather than up-front fees paid at the time of sale of the Contracts.

Marketing

   The Company establishes relationships with Dealers through Company representatives who contact a prospective Dealer to explain the Company's Contract purchases and thereafter provide Dealer training and support services. As of December 31, 1997, the Company had 80 representatives, 43 of whom are employees and 37 of whom are independent. The independent representatives are contractually obligated to represent the Company's financing program exclusively. The Company's representatives present the Dealer with a marketing package, which includes the Company's promotional material containing the terms offered by the Company for the purchase of Contracts, a

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

copy of the Company's standard-form Dealer Agreement, examples of monthly reports and required documentation relating to Contracts, but they have no authority relating to the decision to purchase Contracts from Dealers. The Company's acceptance of a Dealer is subject to its analysis of, among other things, the Dealer's operating history.

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

   Although the Company believes that it is currently in compliance with applicable statutes and regulations, there can be no assurance that the Company will be able to maintain such compliance. The failure to comply with such statutes and regulations could have a material adverse effect upon the Company. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business could have a material adverse effect upon the Company. In addition, due to the consumer-oriented nature of the industry in which the Company operates and the application of certain laws and regulations, industry participants are regularly named as defendants in litigation involving alleged violations of Federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. A significant judgment against the Company or within the industry in connection with any such litigation could have a material adverse effect on the Company's financial condition, results of operations or liquidity. See "Legal Proceedings."

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

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

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

Employees

   As of December 31, 1997, the Company had 570 full-time and 4 part-time employees, of whom 10 are management personnel, 229 are collections personnel, 194 are Contract origination personnel, 57 are marketing personnel (43 of whom are marketing representatives), 71 are operations personnel, and 13 are accounting personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

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

   The Company in March 1997 and September 1997 established branch collection facilities in Chesapeake, Virginia and Irvine, California, respectively. The Company leases approximately 22,719 square feet of general office

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

space in Chesapeake at a base rent that is currently $318,066 per year, increasing to $501,545 over a ten-year term. The Company leases approximately 26,251 square feet of general office space for its Irvine collections branch, at a base rent of $588,000 per year. The Company's lease on the Irvine branch will expire in August 1998. In addition to base rent, the Company pays its share of property taxes, maintenance and other common area expenses of all three premises, currently at the approximate aggregate rate of $164,000 per year.

   In addition, the Company has agreed to lease a new headquarters building, currently under construction, in Irvine, California. The new building is scheduled for completion in September 1998, and will have approximately 115,000 square feet of rentable space, all of which the Company intends to occupy itself. The Company has agreed to pay base rent at the rate of $1,904,400 per year for the first five years of the lease term, and at the rate of $2,097,600 per year for years six through ten. The Company's lease is to run for a ten-year term commencing with completion of construction. The Company will have the option to cancel the lease after five years without penalty. In addition to the foregoing base rent, the Company has agreed to pay the property taxes, maintenance and other expenses of the premises.


Item 3. LEGAL PROCEEDINGS

   The Company is party to litigation in the ordinary course of business, generally involving actions against automobile purchasers to collect amounts due on purchased Contracts or to recover vehicles. In one such case, relating to the Chapter 13 bankruptcy of obligors Madeline and Darryl Brownlee, of Chicago, Illinois, the obligors counterclaimed against the Company on June 30, 1997 in the bankruptcy court for the Northern District of Illinois. The obligors seek class-action treatment of their allegation that the cost of an extended service contract on the automobile they purchased was inadequately disclosed by the automobile dealer, Joe Cotton Ford of Carol Stream, Illinois. The disclosure is alleged to violate the Federal Truth In Lending Act and Illinois consumer protection statutes. The obligors' claim is directed against both the dealer for making the allegedly improper disclosures and against the Company as holder of the purchase contract. The relief sought is damages in an unspecified amount, plus costs of suit and attorney's fees. The court has not ruled on the obligors' request for class-action treatment, nor on the merits of the claims.

   In another proceeding, arising out of efforts to collect a deficiency balance from Joseph Barrios of Chicago, Illinois, the debtor has brought suit against the Company alleging defects in the notice given upon repossession of the vehicle. This lawsuit was filed on February 18, 1998 in the circuit court of Cook County, Illinois. Barrios, represented by the same law firm as the Brownlee obligors, seeks class-action treatment of his allegation that notice of a fifteen day period to reinstate his Contract was misleading, in that it did not refer to an alleged right to redeem collateral up to the date of sale. The relief sought is damages in an unspecified amount, plus costs of suit and attorney's fees. As of the date of this filing, the Company has not been required to respond to this litigation and has not yet done so.

   The Company intends to dispute both of these matters vigorously, and believes that it has meritorious defenses to each claim made. Nevertheless, the outcome of any litigation is uncertain, and there is the possibility that damages could be assessed against the Company in amounts that could be material. It is management's opinion that all litigation of which it is aware, including the matters discussed above, will no have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997


EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's executive officers follows:

   Charles E. Bradley, Jr., 38, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley, Jr. is currently serving as a director of NAB Asset Corporation, Chatwins Group, Inc., Texon Energy Corporation, and Thomas Nix Distributor, Inc. Charles E. Bradley, Sr., Chairman of the board of directors of the Company, is his father.

   Jeffrey P. Fritz, 38, has been Senior Vice President - Chief Financial Officer and Secretary of the Company since March 1991. From December 1988 to March 1991, Mr. Fritz was Vice President and Chief Financial Officer of Far Western Bank. From 1985 to December 1988, Mr. Fritz was a management consultant for Price Waterhouse in St. Louis, Missouri.

   William L. Brummund, Jr., 45, has been Senior Vice President - Systems Administration since March 1991. From 1986 to March 1991, Mr. Brummund was Vice President and Systems Administrator for Far Western Bank.

   Nicholas P. Brockman, 53, has been Senior Vice President - Asset Recovery & Liquidation since January 1996. He was Senior Vice President of Contract Originations from April 1991 to January 1996. From 1986 to March 1991, Mr. Brockman served as a Vice President and Branch Manager of Far Western Bank.

   Richard P. Trotter, 54, has been Senior Vice President-Contract Origination since January 1996. He was Senior Vice President of Administration from April 1995 to December 1995. From January 1994 to April 1995 he was Senior Vice President-Marketing of the Company. From December 1992 to January 1994, Mr. Trotter was Executive Vice President of Lange Financial Corporation, Newport Beach, California. From May 1992 to December 1992, he was Executive Director of Fabozzi, Prenovost & Normandin, Santa Ana, California. From December 1990 to May 1992 he was Executive Vice President/Chief Operating Officer of R. Thomas Ashley, Newport Beach, California. From April 1984 to December 1990, he was President/Chief Executive Officer of Far Western Bank, Tustin, California.

   Curtis K. Powell, 41, has been Senior Vice President - Marketing of the Company since April 1995. He joined the Company in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

   Mark A. Creatura, 38, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

   Thurman Blizzard, 55, has been Senior Vice President - Collections since January 1998. The Company had previously engaged Mr. Blizzard as a consultant from October 1997 to December 1997 to provide recommendations to the Company concerning its collections operation. Prior thereto, Mr. Blizzard served as Chief Operations Officer of Monaco Finance from May 1994 to March 1997. Mr. Blizzard was previously an Asset Liquidation Manager with the Resolution Trust Corporation, from November 1991 to May 1994.

   Michael J. Campbell, 38, has been Senior Vice President - Corporate Development since January 1998. The Company had engaged Mr. Campbell as a consultant from April 1997 to December 1997 to pursue corporate development objectives on the Company's behalf. Prior thereto, Mr. Campbell was chief financial officer of National IPF Company from February 1996 to March 1997, and had served as an investment officer with SunAmerica Corporate Finance from February 1990 to January 1995.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is traded on the Nasdaq National Market System, under the symbol "CPSS." The following table sets forth the high and low closing prices reported for the Common Stock for the periods indicated (retroactively adjusted for the two-for-one stock split that occured on March 14, 1996). Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

                                                                                   High                  Low
January 1 - March 31, 1996................................................         $10.438              $ 7.375
April 1 - June 30, 1996...................................................          10.250                8.250
July 1 - September 30, 1996...............................................          12.750                7.500
October 1 - December 31, 1996.............................................          14.375               10.625
January 1 - March 31, 1997................................................          13.875                7.375
April 1 - June 30, 1997...................................................          12.375                7.000
July 1 - September 30, 1997...............................................          18.250               10.500
October 1 - December 31, 1997.............................................          17.750                7.500

   As of March 4, 1998, there were 74 holders of record of the Company's Common Stock.

   To date, the Company has not declared or paid any dividends on its Common Stock. The payment of future dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The instruments governing the Company's outstanding debt place certain restrictions on the payment of dividends. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain any earnings for use in the Company's operations.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

Item 6. SELECTED FINANCIAL DATA


                                                                               Nine-Month
                                                                              Period Ended
                                                 Year ended December 31,      December 31,      Fiscal Year Ended March 31,
                                              -----------------------------------------------------------------------------
                                                  1997             1996           1995             1995            1994(1)
                                             -----------      ----------      ------------      -----------      ----------
                                                                   (In Thousands, except per share data)
Statement of Earnings Data:
Gain on sale of Contracts, net............   $    39,133      $   23,321      $     11,549      $     9,455      $    5,425
Interest income...........................        23,526          19,980             9,220           10,561           3,955
Servicing fees............................        14,487           7,893             3,485            2,489           1,044
Total revenue.............................        79,340          51,194            24,254           22,505          10,424
Operating expenses (1)....................        47,381          27,502            11,597           11,358          11,712
Net earnings (loss).......................        18,532          14,097             7,575            6,666          (1,778)
Basic earnings (loss) per share (2).......   $      1.29      $     1.05      $       0.65      $      0.75      $    (0.21)
Diluted earnings (loss) per share (2).....   $      1.17      $     0.93      $       0.52      $      0.61      $    (0.21)


                                                       December 31,                    March 31,
                                                --------------------------------------------------------
                                                 1997      1996      1995        1995     1994    1993
                                                -------   -------   ------      ------   ------   -----
                                                                    (In Thousands)
Balance Sheet Data:
Contracts held for sale......................    68,271    21,657   19,549      21,896      647   5,054
Residual interests in securitization.........   124,616    67,252   41,586      28,355   12,791     503
Total assets.................................   225,895   101,946   77,878      57,975   16,538   6,922
Warehouse lines of credit....................    61,666    13,265    7,500      19,730        -       -
Subordinated debt............................    55,000    23,000   23,000       5,000    5,000   2,000
Total liabilities............................   143,288    44,989   36,397      30,981    6,337   2,833
Total shareholders' equity...................    82,607    56,957   41,481      26,994   10,201   4,089


(1) In October 1992, as a condition to the initial public offering of Common Stock of the Company, the then majority shareholder of the Company deposited 1,200,000 shares of Common Stock (the "Escrow Shares") in escrow. The escrow agreement provided that part or all of the Escrow Shares would be released if the Company's net earnings after taxes (as defined in the escrow agreement) or the average market price of the Common Stock for specified periods exceeded specified levels. The Company's net earnings (as defined in the escrow agreement) for fiscal 1994 (prior to the accounting effect of the release of the Escrow Shares) exceeded the specified level and, accordingly, all 1,200,000 Escrow Shares were released. The release of the Escrow Shares was deemed compensatory for accounting purposes, resulting in a one-time, non-cash charge of $6,450,000 against earnings for fiscal 1994. Without that charge, net earnings, basic earnings per share and diluted net earnings per share for fiscal 1994 would have been $4,672,000, $.54 and $.48, respectively.

(2) All prior periods have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following analysis of the financial condition of the Company should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and the Notes thereto and the other financial data included elsewhere in this report.

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

   The Company generates earnings primarily from the gains recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold, and interest earned on Contracts held for sale. Earnings from gains on sale, interest and servicing fees for the year ended December 31, 1997, were $39.1 million, $23.5 million, and $14.5 million, respectively. Such earnings for the year ended December 31, 1996, were $23.3 million, $20.0 million, and $7.9 million, respectively. For the nine-month period ended December 31, 1995, such earnings were $11.5 million, $9.2 million and $3.5 million, respectively. The Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations. The Company's cash requirements have been and will continue to be significant. Net cash used in operating activities for the year, ended December 31, 1997 and 1996, and the nine-month period ended December 31, 1995 were $26.1 million, $8.4 million and $18.5 million, respectively.

   The Company purchases Contracts with the primary intention of reselling them to Investors as asset-backed securities through securitizations. The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS") which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a Grantor Trust or an Owner Trust (the "Trust"), and the Trust in turn issues interest-bearing asset-backed securities (the "Certificates") generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts at face value and without recourse except that the normal representations and warranties provided by the Dealer to the Company are similarly provided by the Company to the Trust. One or more investors purchase these Certificates; the proceeds from the sale of the certificates are then used to purchase the Contracts from the Company. In addition, the Company provides a credit enhancement for the benefit of the investors in the form of an initial cash deposit to a specific account ("Spread Account") held by the Trust. The Spread Account is required by the Servicing Agreement to be maintained at specified levels.

   At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Contracts retained from the securitizations ("Residuals"), which consist of (a) the cash held in the Spread Account and (b) the net interest receivables ("NIRs"). NIRs represent the discounted cash flows to be received by the Trust in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

   The Company is not aware of an active market for the purchase or sale of residuals, and accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected excess cash flows released from the Spread Account (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. The Company has utilized an effective discount rate of approximately 14% on the estimated cash flows released from the Spread Account to value the Residuals.

     The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Trusts that represent collections on the Contracts in excess of the amounts required to pay the Certificate principal and interest, the base servicing fees and certain other

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

fees such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the certificateholders for interest at the pass-through rate on the certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company. If the Spread Account balance is not at the required credit enhancement level the excess cash collected is retained in the Spread Account until the specified level is achieved. Cash held in the various Spread Accounts is invested in either high quality liquid investment securities, as specified in the securitization agreements or, pursuant to certain securitization agreements, is used to make accelerated principal paydowns on the Certificates to create excess collateral (over-collateralization or OC account), which is held by the Trusts on behalf of the Company as the Residual holder. The specified credit enhancement levels are defined in the Servicing Agreements as the Spread Account balance, expressed generally as a percentage of the current collateral principal balance. The Spread Account includes both the cash and OC accounts.

     The annual percentage rate ("APR") on the Contracts is relatively high in comparison to the pass through rate on the Certificates; accordingly, the Residuals described above can be a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the impact of trends in the industry. The Company has used a constant prepayment estimate of 15%. The Company estimates defaults and default losses using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In addition, the Company has used default losses of 11.5% to 13.5% as a percentage of the original principal balance over the life of the Contracts.

      In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is higher than the original estimate or the Company may increase the estimated fair value of the Residuals. If the actual performance of the Contracts is lower than the original estimate, then an adjustment to the carrying value of the Residuals may be required if the estimated fair value of the Residuals is less than its carrying value.

   For the year ended December 31, 1997 the Trusts received $31.7 million in cash flows which was $255,000 in excess of the cash flows estimated to be received by the Trusts during this period. As of December 31, 1997 the Trusts had received cumulatively $4.2 million of cash flows in excess of the amounts estimated for all the Company's securitizations.

   For the year ended December 31, 1997, initial deposits to Spread Accounts, cash deposited to Spread Accounts and cash released from Spread Accounts was $20.1 million, $31.7 million, and $15.8 million, respectively. For the year ended December 31, 1996, initial deposits to Spread Accounts, cash deposited to Spread Accounts and cash released from Spread Accounts was $12.3 million, $18.8 million, and $17.9 million, respectively. For the nine-month period ended December 31, 1995, initial deposits to Spread Accounts, cash deposited to Spread Accounts and cash released from Spread Accounts was $4.9 million, $7.6 million, and $7.7 million, respectively.

   During 1997 eight of the 21 Trusts incurred cumulative net losses as a percentage of the original contract balance in excess of the predetermined levels specified in the respective Securitization Agreements. Accordingly, pursuant to the Securitization Agreements, the specified credit enhancement levels were increased. As a result of this and certain cross collateralization arrangements excess cash flows that would otherwise have been released to the

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

Company were retained by the Spread Accounts to bring the balance of those Spread Accounts up to the higher level. Approximately $7.0 million of cash flows were delayed and retained in the Spread Accounts as of December 31, 1997.

   The Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

   Results Of Operations

   Revenue. During the year ended December 31, 1997, revenue increased $28.1 million, or 55.0%, compared to the year ended December 31, 1996. Gain on sale of Contracts, net, increased by $15.8 million, or 67.8%, and represented 49.3% of total revenue for the year ended December 31, 1997. The increase in gain on sale is largely due to the volume of Contracts which were sold in the period. During the year ended December 31, 1997, the Company sold $573.3 million in Contracts, compared to $341.0 million in the year ended December 31, 1996.

   Interest income increased by $3.5 million, or 17.7%, representing 29.7% of total revenues for the year ended December 31, 1997. The increase is due to the increase in the volume of contracts purchased and held for sale. During the year ended December 31, 1997, the Company purchased $632.1 million in Contracts from Dealers, compared to $351.4 million in the year ended December 31, 1996.

   Servicing fees increased by $6.6 million, or 83.5%, and represented 18.3% of total revenue. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of December 31, 1997, the Company was earning servicing fees on 77,731 Contracts approximating $830.9 million compared to 45,363 Contracts approximating $483.1 million as of December 31, 1996. In addition to the $830.9 million in sold Contracts on which servicing fees were earned, the Company was holding for sale and servicing an additional $71.8 million in Contracts for an aggregate servicing portfolio of $902.7 million. Amortization of NIRs increased by $7.2 million and represented 59.0% of residual interest income for the year ended December 31, 1997 versus 38.0% for year ended December 31, 1996. The increase is primarily due to the increase in the average age of the Contracts making up the Company's servicing portfolio and consequently the increase in charge-offs and corresponding reduction of residual interest income. The Company expects these increases in the ratio of amortization of NIRs to Residual interest income to continue until the size and average age of the servicing portfolio stabilizes.

   Expenses. During the year ended December 31, 1997, operating expenses increased $19.9 million, or 72.3%, compared to the year ended December 31, 1996. Employee costs increased by $7.0 million, or 78.0%, and represented 33.5% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $6.9 million, or 95.2% and represented 29.9% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

   Interest expense increased $3.4 million, or 58.9%, and represented 19.4% of total operating expenses. The increase is due in part to the interest paid on an additional $35 million in subordinated debt securities issued by the Company during 1997. Interest expense was also impacted by the volume of Contracts held for sale as well as by the Company's cost of borrowed funds.

   During the year ended December 31, 1997, the provision for losses on Contracts held for sale increased by $1.3 million, or 48.4%, and represented 8.6% of total operating expenses. The increase in the provision reflects somewhat higher charge-off rates and a larger volume of Contracts held prior to sale when compared to the year ended December 31, 1996.

   Marketing expenses increased by $170,789 or 10.2%, and represented 3.9% of total expenses. The increase is primarily due to the increase in printing, travel, promotion and convention expenses. Fees paid to marketing representatives for their role in the submission of Contracts ultimately purchased by the Company are included as a component in gain on sale of Contracts, net.

   Occupancy expenses increased by $635,506 or 82.7%, and represented 3.0% of total expenses. Depreciation and amortization expenses increased by $481,548 or 174.9%, and represented 1.6% of total expenses. During 1997, the Company established a satellite collection branch in Chesapeake, Virginia and leased additional office space near

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

its headquarters in Irvine, California. This resulted in an increase in base rent expense of $906,066 for the year ended December 31, 1997. The increase in occupancy, depreciation and amortization is due primarily to the establishment of this additional office space and the related furniture, fixtures and equipment. The Company has agreed to lease a new headquarters facility, which is currently under construction. The lease will be for a ten-year term, with base rent of $1,904,400 for the first five years, and $2,097,600 for years six through ten. In addition to base rent, the Company has agreed to pay property taxes, maintenance, and other expenses of the property. Occupancy of the new building can be expected to increase the Company's overall occupancy expenses in the future beginning with commencement of the lease, which will commence upon completion of the building, currently scheduled for September 1998.

   The results for the year ended December 31, 1997 include net earnings of $1.2 million from the Company's subsidiary Samco. For the year ended December 31, 1996, Samco incurred a net operating loss of $491,000.

   The results for the year ended December 31, 1997 also include net operating losses of $11,000 from the Company's subsidiary LINC. For the year ended December 31, 1996, LINC incurred a net operating loss of $324,000.

   In addition, the Company's results for the year ended December 31, 1997, include $88,000 in net operating losses from the Company's subsidiary, CPS Leasing, Inc., which was acquired in January 1997, and $849,000 in net earnings from the Company's investment in 38% of NAB Asset Corp.

   The Company's effective tax rate was 42.0% for the year ended December 31, 1997 and 40.5% for the year ended December 31, 1996. See note 11 to the Notes to Consolidated Financial Statements.

The Year Ended December 31, 1996 Compared to the Nine-Month Transition Period Ended December 31, 1995

   The Company changed its fiscal year-end from March 31 to December 31, effective with the nine-month period ended December 31, 1995. Accordingly, readers should take into account that the following discussion compares figures for a full twelve month year to a nine-month period. The discussion below does not attempt to explain, for each item discussed, the extent to which the differing length of these periods has affected the figures.

   Revenue. During the year ended December 31, 1996, revenue increased $26.9 million, or 111.1%, compared to the nine-month transition period ended December 31, 1995. Gain on sale of Contracts, net, increased by $11.8 million, or 101.9%, and represented 45.6% of total revenue for the year ended December 31, 1996. The increase in gain on sale is largely due to the volume of Contracts which were sold in the period. During the year ended December 31, 1996, the Company sold $341.0 million in Contracts, compared to $155.7 million in the nine-month transition period ended December 31, 1995.

   Servicing fees increased by $4.4 million, or 126.5%, and represented 15.4% of total revenue. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of December 31, 1996, the Company was earning servicing fees on 45,363 Contracts approximating $483.1 million compared to 25,398 Contracts approximating $268.2 million as of December 31, 1995. In addition to the $483.1 million in sold Contracts on which servicing fees were earned, the Company was holding for sale and servicing an additional $22.8 million in Contracts for an aggregate servicing portfolio of $505.9 million.

   Interest income increased by $10.8 million, or 116.7%, representing 39.0% of total revenues for the year ended December 31, 1996. The increase is due to the increase in the volume of contracts held for sale, and the increase in the amount of sold contracts. During the year ended December 31, 1996, the Company purchased $351.4 million in Contracts from Dealers, compared to $160.1 million in the nine-month transition period ended December 31, 1995.

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

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

   Marketing expenses increased by $447,564, or 36.4%, and represented 6.1% of total expenses. The increase is primarily due to the increase in the volume of contracts purchased as marketing representatives are compensated directly in proportion to the number of Contracts the Company purchases from Dealers serviced by the marketing representative. Additional increases in marketing expense relate to other marketing expenses such as travel, promotion and convention expenses.

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

   The results for the year ended December 31, 1996 include net operating losses of $491,000 from the Company's subsidiary Samco. The results for the year ended December 31, 1996 also include net operating losses of $324,000 from the Company's subsidiary LINC.

   The Company's effective tax rate was 40.5% for the year ended December 31, 1996 and 40.2% for the nine months ended December 31, 1995. See Note 11 to Notes to Consolidated Financial Statements.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

Change Of Fiscal Year

   In 1995, the Company changed its fiscal year-end from March 31 to December
31. For that reason, the information contained herein compares the fiscal year ended December 31, 1996 to the nine-month transition period ended December 31, 1995. The table below presents summary financial information for fiscal 1997 and 1996 and the twelve months ended December 31, 1995.

                                                         12 Months Ended December 31,
                                                  ------------------------------------------
                                                     1997            1996            1995
                                                  ------------------------------------------
                                                    (In thousands, except per share data)
Revenues:
Gain on sale of contracts, net.................   $   39,133       $  23,321       $  13,719
Interest income................................       23,526          19,980          12,537
Servicing fees.................................       14,487           7,893           4,351
Other..........................................        2,194              --              --
                                                  ----------       ---------       ---------
                                                      79,340          51,194          30,607

Expenses:
Marketing, general and administrative and
   other expenses ............................        17,476           9,769           5,626
Employee costs.................................       15,875           8,921           3,888
Interest.......................................        9,184           5,781           3,842
Provision for losses...........................        4,089           2,756           1,008
Depreciation and amortization..................          757             275             209
                                                  ----------       ---------       ---------

                                                      47,381          27,502          14,573
                                                  ----------       ---------       ---------

Earnings before income taxes...................       31,959          23,692          16,034

Income taxes...................................       13,427           9,595           6,440

Net earnings...................................   $   18,532       $  14,097       $   9,594
                                                  ==========       =========       =========

Basic earnings per share.......................   $     1.29       $    1.05       $    0.86
Diluted earnings per share.....................   $     1.17       $    0.93       $    0.68

Liquidity And Capital Resources

   The Company's primary sources of cash from operating activities include servicing fees on portfolios of Contracts it has previously sold, cash flows released from Spread Accounts, proceeds on the sales of Contracts in excess of its recorded investment of the Contracts, borrower payments on Contracts held for sale, and interest earned on Contracts held for sale. The Company's primary uses of cash include its normal operating expenses, the establishment and build-up of Spread Accounts used for credit enhancement to their specified levels, and income taxes.

   Net cash used in operating activities was $26.1 million during the year ended December 31, 1997 compared to net cash used of $8.4 million during the year ended December 31, 1996. Cash used for purchasing Contracts was $632.1 million, an increase of $280.7 million, or 79.9%, over cash used for purchasing Contracts in the year ended December 31, 1996. Cash provided from the liquidation of Contracts was $581.4 million, an increase of $234.9 million, or 67.8%, over cash provided from liquidation of Contracts in the year ended December 31, 1996.

     The Company's cash requirements have been and will continue to be significant. The Securitization Agreements require the Company to make a significant initial cash deposit, for purposes of credit enhancement, to the Spread Accounts. Excess cash flows from the securitized Contracts are also deposited into the Spread Accounts until such time as the Spread Account balance reaches its requisite level, which is computed as a specified percent of the outstanding balance of the related asset-backed securities or collateral.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

     During the year ended December 31, 1997, cash used for initial deposits to Spread Accounts was $20.1 million, an increase of $7.8 million, or 63.5%, from the amount of cash used for initial deposits to Spread Accounts in the year ended December 31, 1996. Cash deposited to Spread Accounts for the year ended December 31, 1997, was $31.7 million, an increase of $12.9 million, or 68.6%, over cash deposited to Spread Accounts in the year ended December 31, 1996. The cash deposited in Spread Accounts in 1997 includes $9.6 million of cash used to pay down the senior certificates to create excess collateral in an over-collateralization account. Cash released from Spread Accounts for the year ended December 31, 1997, was $15.8 million, a decrease of $2.1 million, or 11.7%, of cash released from Spread Accounts in the year ended December 31, 1996. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

     The Securitization Agreements call for the requisite levels of the various Spread Accounts to increase if the related receivables experience delinquencies, repossessions or net losses in excess of certain predetermined levels. During the Company's history, the predetermined levels have frequently been reached, causing the requisite levels of certain Spread Accounts to be raised. The requisite levels of the Spread Accounts may be returned to the original lower levels if the related receivables delinquency, repossession and net loss performance of the related receivables is reduced below the pre-determined levels. In addition, on two occasions, the parties to the pertinent agreements have made modifications that effectively raised the permissible delinquency, repossession and net loss levels, thus resulting in Spread Accounts reverting to their original requisite levels. As of December 31, 1997, the Spread Accounts for eight of the Company's 21 securitized pools were at higher than original requisite levels due to delinquency, repossession or net loss performance. Such Spread Account balances therefore included approximately $7.0 million more than would have been required at the original requisite levels.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997


     The table below documents the Company's history of Contract securitizations, comprising sales to 21 securitization trusts.

                                                Structured Contract Securitizations
                    Securitized
Period Funded      Dollar Amount          Ratings(1)           Rating Agency                         Pool Name
-------------      -------------         -----------           -------------              --------------------------------
                   (In Thousands)
April 1993          $    4,990                 A               Duff & Phelps              Alton Grantor Trust 1993-1
May 1993                 3,933                 A               Duff & Phelps              Alton Grantor Trust 1993-1
June 1993                3,467                 A               Duff & Phelps              Alton Grantor Trust 1993-1
July 1993                5,575                 A               Duff & Phelps              Alton Grantor Trust 1993-2
August 1993              3,336                 A               Duff & Phelps              Alton Grantor Trust 1993-2
September 1993           3,578                 A               Duff & Phelps              Alton Grantor Trust 1993-2
October 1993             1,921                 A               Duff & Phelps              Alton Grantor Trust 1993-2
November 1993            1,816                 A               Duff & Phelps              Alton Grantor Trust 1993-3
December 1993            6,694                 A               Duff & Phelps              Alton Grantor Trust 1993-3
January 1994             1,998                 A               Duff & Phelps              Alton Grantor Trust 1993-3
March 1994              20,787                 A               Duff & Phelps              Alton Grantor Trust 1993-4
June 1994               24,592              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1994-1
September 1994          28,916              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1994-2
October 1994            13,136              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1994-3
December 1994           28,893              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1994-4
February 1995           20,084              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1995-1
June 1995               49,290              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1995-2
September 1995          45,009              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1995-3
September 1995           2,369                 BB              S&P                        CPS Auto Grantor Trust 1995-3
December 1995           53,634              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1995-4
December 1995            2,823                 BB              S&P                        CPS Auto Grantor Trust 1995-4
March 1996              63,747              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1996-1
March 1996               3,355                 BB              S&P                        CPS Auto Grantor Trust 1996-1
June 1996 (2)           84,456              Aaa/AAA            Moody's/S&P                Fasco Auto Grantor Trust 1996-1
June 1996                4,445                 BB              S&P                        Fasco Auto Grantor Trust 1996-1
September 1996          87,523              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1996-2
September 1996           4,606                 BB              S&P                        CPS Auto Grantor Trust 1996-2
December 1996           88,215              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1996-3
December 1996            4,643                 BB              S&P                        CPS Auto Grantor Trust 1996-3
March 1997              97,211              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1997-1
March 1997               5,116                 BB              S&P                        CPS Auto Grantor Trust 1997-1
May 1997               113,394              Aaa/AAA            Moody's/S&P                CPS Auto Grantor Trust 1997-2
May 1997                 5,968                 BB              S&P                        CPS Auto Grantor Trust 1997-2
August 1997(3)         142,500              Aaa/AAA            Moody's/S&P                CPS Auto Receivables Trust 1997-3
August 1997              7,499                 BB              S&P                        CPS Auto Receivables Trust 1997-3
October 1997           100,568              Aaa/AAA            Moody's/S&P                CPS Auto Receivables Trust 1997-4
October 1997             5,293                 BB              S&P                        CPS Auto Receivables Trust 1997-4
December 1997           90,925              Aaa/AAA            Moody's/S&P                CPS Auto Receivables Trust 1997-5
December 1997            4,781                 BB              S&P                        CPS Auto Receivables Trust 1997-5
                   -----------
                   $ 1,241,086
                   ===========

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

(1) Commencing with the securitization completed on June 28, 1994, the principal and interest due on the asset-backed securities issued by the various grantor trusts have been guaranteed by Financial Security Assurance Inc. ("FSA"), enabling the issuer to obtain Aaa/AAA ratings for the asset-backed securities issued in such transactions. See "Business -- Purchase and Sale of Contracts -- Securitization and Sale of Contracts to Institutional Investors."
(2) Commencing with the securitization completed on June 27, 1996, asset-backed securities with Aaa/AAA ratings have been sold through public offerings pursuant to registration statements filed with the Securities and Exchange Commission.
(3) Commencing with the securitization completed on August 15, 1997, the Company began using an "owner trust" structure rather than the "grantor trust" structure that had been used on all previous securitizations.

   The Company funds its daily purchases of Contracts by use of two warehouse lines of credit. Borrowings under those lines of credit rise as the Company purchases Contracts and then are substantially repaid when the Company completes a Contract securitization. Such securitizations and substantial repayments have occurred at least once each quarter during the past three fiscal years.

   Under one of the two warehouse lines of credit, the Company borrows from Redwood Receivables Corporation ("Redwood"), with the loans funded by commercial paper issued by Redwood and secured by Contracts pledged periodically by the Company. A standby line of credit with General Electric Capital Corporation ("GECC") is available if, but only if, Redwood does not provide funding as described above. It has never been necessary to draw on the standby line, which is secured by Contracts and substantially all the other assets of the Company. The Redwood/GECC line has an aggregate maximum lending amount of $100.0 million. The maximum amount outstanding under the Redwood/GECC line in 1997 was $100.0 million and the average was $51.3 million. The Company's other warehouse line of credit was opened in December 1997. Under this second line of credit, an affiliate of First Union Capital Markets lends to the Company, with the loans funded by commercial paper issued by that affiliate, and secured by Contracts pledged periodically by the Company. The First Union line has a maximum lending amount of $150.0 million. Interest under each line is at a variable rate, indexed to prevailing rates for commercial paper. The two lines together had an outstanding balance of $61.7 million at December 31, 1997, as compared to $13.3 million under the Redwood/GECC line alone at December 31, 1996. The Company uses the warehouse lines of credit in tandem, pledging specific Contracts to each lender alternatively.

   In August 1997, to supplement its working capital resources the Company entered into a line of credit agreement (the "Stanwich Line"), with Stanwich Financial Services Corp. ("SFSC"). SFSC is a financial services company that was owned by Stanwich Holdings, Inc. ("Stanwich Holdings") at the time. Charles E. Bradley, Sr., Charles E. Bradley, Jr., and John G. Poole, who are officers and directors of the Company, collectively owned 92.5% of the common stock of Stanwich Holdings at the time of the transaction, and Mr. Bradley, Sr., was the president and a director of Stanwich Holdings. Under the Stanwich Line, SFSC agreed to lend up to $25 million to the Company from time to time upon request, through December 19, 1997. Any amount outstanding at December 31, 1997, would be due at that time. Borrowings under the Stanwich Line bore interest at the rate of 10% per annum, and the Company paid a $250,000 (one percent) commitment fee to SFSC in connection with opening the line of credit. The Company drew the full amount of the line at its inception, none of which remained outstanding at December 31, 1997. NAB Asset Corp. purchased all outstanding stock of Stanwich Holdings on March 2, 1998.

   The Company funds the increase in its servicing portfolio through off balance sheet securitization transactions, as discussed above, and funds its other capital needs with cash from operations and with the proceeds from the issuance of long-term debt. During the year ended December 31, 1997, the Company completed five securitization transactions, issued $20 million of 10.50% Participating Equity Notes due 2004 ("PENs") and borrowed $15 million in an unsecured related party loan due 2004 ("RPL").

   The PENs are long-term subordinated debt instruments issued in a registered public offering in April 1997. After deduction of underwriting commissions, the proceeds of that offering were $18.8 million. The PENs have a 10.5% fixed coupon rate of interest per annum, payable monthly beginning May 15, 1997. The fixed interest rate payable on the PENs may be considered comparable to the rising interest rate payable on the $20 million of debt securities (Rising Interest Subordinated Redeemable Securities or "RISRS") that the Company issued in December 1995: the RISRS interest rate was 10.25% per annum throughout 1997 and will rise by .25% per annum in each

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

calendar year through 2004, and then by an additional .50% per annum for the final year prior to maturity on December 31, 2005. The RISRS may be redeemed without premium at any time after January 1, 2000, and the PENs may be redeemed without premium at any time after April 15, 2000. The PENs are also partially convertible into equity. At maturity or earlier redemption of the PENs, the holders thereof will have the option to convert 25% of the principal amount into common stock of the Company, at a conversion rate of $10.15 per share.

   The RPL is long-term subordinated debt representing $15 million borrowed in June 1997 from SFSC. The RPL has a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company may pre-pay the RPL without penalty at any time on or after June 12, 2000. At maturity or early repayment of the RPL, the holder thereof will have the option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share. In conjunction with the RPL, in May 1997, the Company entered into two additional transactions; (i) the Company purchased $14.5 million of preferred stock of Stanwich Holdings, with dividends cumulative at the rate of 9% per annum and redeemable at an aggregate price of $14.6 million, plus accrued dividends, and (ii) the Company borrowed $14.5 million with interest at 8% per annum under a 60-day related party loan from SFSC. In August 1997, the Company received $14.9 million in redemption of the preferred stock of Stanwich Holdings and repaid the 60-day related party loan in its entirety.

   The Company anticipates that the proceeds from the PENs, the RPL, funds available under the two warehouse lines, proceeds from the sale of Contracts and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months, assuming that the Company continues to have a means by which to sell its warehoused Contracts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

   In addition to capital required for the Company's existing business and its growth, the Company may require additional capital resources if it should choose to expand its operations by acquisition of other businesses. Although the Company has no commitments to make any acquisition, it does regularly review proposals to make acquisitions in the financial services field.

   There can be no assurance that such additional financing, if required, will be available to the Company, nor can there be any assurance as to the cost of any such financing that may be available. The Company is exploring the possibility of issuing additional debt to provide additional capital, but has no commitment to do so.

   In January 1997, the Company acquired a company engaged in the equipment leasing business. Any material growth in that subsidiary's business will require significant capital resources, to allow that subsidiary to purchase equipment for lease. In March 1997, the leasing company obtained a $5 million line of credit to purchase equipment for lease.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

Forward-Looking Statements

   The descriptions of the Company's business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding the future activities and results of operations of the Company. Actual results may be adversely affected by various factors including the following: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated; changes in interest rates, adverse changes in the market for securitized receivables pools, or a substantial lengthening of the Company's warehousing period, each of which could restrict the Company's ability to obtain cash for new Contract originations and purchases; increases in the amounts required to be set aside in Spread Accounts or to be expended for other forms of credit enhancement to support future securitizations; the reduction or unavailability of warehouse lines of credit which the Company uses to accumulate Contracts for securitization transactions; increased competition from other automobile finance sources; reduction in the number and amount of acceptable Contracts submitted to the Company by its automobile Dealer network; changes in government regulations affecting consumer credit; and other economic, financial and regulatory factors beyond the Company's control. A further discussion of factors that may cause actual results to differ, or may otherwise have an adverse effect on the Company's financial condition or results of operations, is contained in the exhibit to this report titled "risk factors," incorporated herein by this reference.

New Accounting Pronouncements

     The Company has adopted in 1997 and will adopt in future periods new accounting pronouncements. For information on how adoption has and will affect the Financial Statements, see Note 1 of Notes to Consolidated Financial Statements.

Year 2000

     The Company has performed an examination of its major software applications to ensure that each system is prepared to accommodate the year 2000. This examination included a review of program code which is maintained by the Company as well as obtaining confirmation from outside software vendors that their products are year 2000 compliant. In addition, the Company has communicated with firms with whom it does significant business to determine their readiness for the year 2000. The Company believes that based on their current examination that the year 2000 will not have a material adverse impact on the Company's operations. However, there can be no assurance that software incompatibility with the year 2000 on the part of the Company or any of its significant suppliers will not have a material adverse effect on the Company.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   This report includes Consolidated Financial Statements, Notes thereto and an Independent Auditors' Report, at the pages indicated below. Certain unaudited quarterly financial information is included in the Notes to Consolidated Financial Statements, as Note 15.

INDEX TO FINANCIAL STATEMENTS
                                                                                             Page
                                                                                           Reference
Independent Auditors' Report............................................................     F-1
Consolidated Balance Sheets as of December 31, 1997 and 1996............................     F-2
Consolidated Statements of Earnings  for the years ended December 31, 1997
 and 1996, and the nine-month period ended December 31, 1995............................     F-3
Consolidated Statements of Shareholders' Equity for the years ended December 31,
 1997 and 1996, and the nine-month period ended December 31, 1995.......................     F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1997 and
 1996, and the nine-month period ended December 31, 1995................................     F-5
Notes to Consolidated Financial Statements for the years ended December 31, 1997 and
 1996, and the nine-month period ended December 31, 1995................................     F-6

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 1998 (the "1998 Proxy Statement"). The 1998 Proxy
Statement will be filed not later than April 30, 1997.   Information regarding
executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference to the 1998 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the 1998 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the 1998 Proxy Statement.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997


                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements listed above under the caption "Index to Financial Statements" are filed as a part of this report. No financial statement schedules are filed as the required information is inapplicable or the information is presented in the consolidated financial statements or the related notes. Separate financial statements of the Company have been omitted as the Company is primarily an operating company and its subsidiaries are wholly owned and do not have minority equity interests and/or indebtedness to any person other than the Company in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end consolidated balance sheet.

The following exhibits are filed as part of this report:

  3.1 Restated Articles of Incorporation (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB dated December 31, 1995)

  3.2  Amended and Restated Bylaws.  (filed herewith)

  4.1 Indenture re Rising Interest Subordinated Redeemable Securities ("RISRs") (incorporated by reference to exhibit filed with registrant's report on Form 8-K filed December 26, 1995)

  4.2 First Supplemental Indenture re RISRs (incorporated by reference to exhibit filed with registrant's report on Form 8-K filed December 26, 1995)

  4.3 Form of Indenture re 10.50% Participating Equity Notes ("PENs") (incorporated by reference to exhibit filed with registrant's registration statement on Form S-3, no. 333-21289)

  4.4 Form of First Supplemental Indenture re PENs (incorporated by reference to exhibit filed with registrant's registration statement on Form S-3, no.333-21289)

  10.1 1991 Stock Option Plan & forms of Option Agreements thereunder (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB dated March 31, 1994)

  10.2  1997 Long-Term Incentive Stock Plan (filed herewith)

  10.3 Purchase Agreement relating to PENs. (incorporated by reference to exhibit filed with registrant's registration statement on Form S-3 no. 333-21289)

  10.4 Lease Agreement, First Amendment to Lease, Assignment and Assumption of Lease (incorporated by reference to exhibit filed with registrant's registration statement on Form S-1, no. 33-49770)

  10.5 Amendment #2 to Lease Agreement, First Amendment to Lease and Assignment and Assumption of Lease. (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB, dated March 31, 1995.

  10.6 Lease Agreement re Chesapeake Collection Facility. (incorporated by reference to exhibit filed with registrant's report on Form 10-K dated December 31, 1996)

  10.7 Consulting Agreement. (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB dated December 31, 1995)

  10.8 Agreement to Build and Lease Headquarters Building. (incorporated by reference to exhibit filed with registrant's report on Form 10-Q dated September 30, 1997)

  10.9 Lease of Headquarters Building. (incorporated by reference to exhibit filed with registrant's report on Form 10-Q dated September 30, 1997)

  10.10 Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement re Redwood Warehouse Line. (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB dated December 31, 1995)

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

  10.11 The Receivables Funding and Servicing Agreement re Redwood Warehouse Line. (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB dated December 31, 1995)

  10.12 Partially Convertible Subordinated Note. (incorporated by reference to exhibit filed with registrant's report on Form 10-Q dated September 30, 1997)

  10.13 Registration Rights Agreement. (incorporated by reference to exhibit filed with registrant's report on Form 10-Q dated September 30, 1997)

  10.14 Receivables Funding and Servicing Agreement relating to First Union Warehouse Line (filed herewith)

  10.15 Receivables Transfer Agreement relating to First Union Warehouse Line (filed herewith)

  10.16 Line of Credit Note Issued to Stanwich Financial Services Corp. (filed herewith)

  21.1   Subsidiaries of the Company. (filed herewith)

  23.1   Consent of independent auditors. (filed herewith)

  27     Financial Data Schedule. (filed herewith)

  99.1   Cautionary Statement. (filed herewith)

(b)      REPORTS ON FORM 8-K

During the last quarter of the fiscal year ended December 1997, three reports on Form 8-K were filed by the Company. Each such Form 8-K reports (i) related to one of the Company's securitization transactions, (ii) reported under Item 5 thereof that certain exhibits were filed, and (iii) included such exhibits pursuant to Item 7 thereof. No financial statements were filed with any of such reports on Form 8-K. The first of the three reports, dated October 14, 1997 and filed October 17, 1997 related to the Company's October 1997 securitization transaction. The second report, dated August 19, 1997 and filed November 12, 1997, related to the Company's August 1997 securitization transaction. The third report, filed December 4, 1997 and dated December 2, 1997, related to the Company's December 1997 securitization transaction.

Consumer Portfolio Services, Inc.
Form 10-K  December 31, 1997

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)

By:  /s/ Charles E. Bradley, Jr.                 Date:  March 9, 1998
     ----------------------------------
     Charles E. Bradley, Jr., President


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Charles E. Bradley, Sr.                                 Date:  March 9, 1998
     ------------------------------------------------------
     Charles E. Bradley, Sr.
     Chairman of the Board

By:  /s/ Charles E. Bradley, Jr.                                 Date:  March 9, 1998
     ------------------------------------------------------
     Charles E. Bradley, Jr., Director, President and
     Chief Executive Officer  (Principal Executive Officer)

By:  /s/ William B. Roberts                                      Date:  March 9, 1998
     ------------------------------------------------------
     William B. Roberts, Director

By:  /s/ John G. Poole                                           Date:  March 9, 1998
     ------------------------------------------------------
     John G. Poole, Director

By:  /s/ Thomas L. Chrystie                                      Date:  March 9, 1998
     ------------------------------------------------------
     Thomas L. Chrystie, Director

By:  /s/ Robert A. Simms                                         Date:  March 9, 1998
     ------------------------------------------------------
     Robert A. Simms, Director

By:  /s/ Jeffrey P. Fritz                                        Date:  March 9, 1998
     ------------------------------------------------------
     Jeffrey P. Fritz, Chief Financial Officer
     (Principal Financial Officer)

By:  /s/ James L. Stock                                          Date:  March 9, 1998
     ------------------------------------------------------
     James L. Stock, Controller
     (Principal Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Consumer Portfolio Services, Inc.:

   We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996, and for the nine-month period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and for the nine-month period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                    KPMG PEAT MARWICK LLP


Orange County, California
February 18, 1998

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                     December 31,      December 31,
                                                                     ------------      ------------
                                                                         1997             1996
                                                                     ------------      ------------
                   ASSETS (note 12)
Cash                                                                 $  1,745,200      $    153,958
Contracts held for sale (note 2)                                       68,271,200        21,656,773
Servicing fees receivable                                               5,424,645         3,086,194
Residual interest in securitizations (note 3)                         124,615,504        67,251,933
Furniture and equipment, net (note 7)                                   3,128,085           629,774
Taxes receivable (note 11)                                              1,527,861           610,913
Deferred financing costs (note 12)                                      1,840,018           943,222
Investment in unconsolidated affiliates (note 8)                        3,892,224         2,263,768
Related party receivables (note 8)                                      7,295,400         1,308,194
Other assets (note 8)                                                   8,155,107         4,041,691
                                                                     ------------      ------------
                                                                     $225,895,244      $101,946,420
                                                                     ============      ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses                                  $ 10,426,880      $  1,697,051
Warehouse lines of credit (note 12)                                    61,665,583        13,264,585
Deferred tax liability (note 11)                                       13,142,843         7,027,251
Capital lease obligation (note 10)                                      1,492,122            --
Notes payable (note 12)                                                 1,505,593            --
Subordinated debt (note 12)                                            40,000,000        23,000,000
Related party debt (note 8)                                            15,055,431            --
                                                                     ------------      ------------
                                                                      143,288,452        44,988,887

Shareholders' Equity (notes 9 and 12)
Preferred stock, $1 par value; authorized
  5,000,000 shares; none issued                                            --                --
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares; 3,415,000
  shares issued; none outstanding                                          --                --
Common stock, no par value; authorized
  30,000,000 shares; 15,210,042 and 13,779,242
  shares issued and outstanding at December 31, 1997
  and December 31, 1996, respectively                                  42,261,410        34,644,314
Note receivable from exercise of options                                 (500,000)           --
Retained earnings                                                      40,845,382        22,313,219
                                                                     ------------     -------------
                                                                       82,606,792        56,957,533
Commitments and contingencies (notes 2, 3, 5, 10, 11, 12 and 13)
                                                                     ------------      ------------
                                                                     $225,895,244      $101,946,420
                                                                     ============      ============

See accompanying notes to consolidated financial statements

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Earnings

                                                                           Nine Months Ended
                                           Year Ended December 31,           December 31,
                                        ------------------------------    ------------------
                                            1997              1996              1995
                                        ------------      ------------    ------------------
Revenues:
Gain on sale of contracts,
 net (notes 3 and 4)                     $39,133,475       $23,321,015       $11,549,413
Interest income (note 5)                  23,525,579        19,979,775         9,220,397
Servicing fees                            14,487,429         7,893,013         3,484,903
Other (note 8)                             2,193,106             --                --
                                        ------------      ------------      ------------
                                          79,339,589        51,193,803        24,254,713
                                        ------------      ------------      ------------
Expenses:
Employee costs                            15,875,404         8,920,521         3,309,139
General and administrative (note 8)       14,146,982         7,247,011         2,799,599
Interest                                   9,184,463         5,780,529         2,724,403
Provision for credit losses (note 2)       4,088,504         2,755,803           828,458
Marketing                                  1,849,463         1,678,674         1,231,110
Occupancy                                  1,404,027           768,521           267,641
Depreciation and amortization                756,896           275,348           174,555
Related party consulting fees
 (note 8)                                     75,000            75,000           262,500
                                        ------------      ------------      ------------
                                          47,380,739        27,501,407        11,597,405
                                        ------------      ------------      ------------
Earnings before income taxes              31,958,850        23,692,396        12,657,308

Income taxes (note 11)                    13,426,687         9,595,020         5,082,186

                                        ------------      ------------      ------------
Net earnings                             $18,532,163       $14,097,376       $ 7,575,122
                                        ============      ============      ============
Earnings per share (note 1):
  Basic                                  $      1.29       $      1.05       $      0.65
  Diluted                                $      1.17       $      0.93       $      0.52

Number of shares used in computing
 earnings per share (note 1):
  Basic                                   14,332,008        13,489,241        11,582,625
  Diluted                                 16,052,703        15,329,582        14,803,592


See accompanying notes to consolidated financial statements.

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity


                                          Series A                                     Note Receivable
                                        Preferred Stock           Common Stock          from Exercise       Retained
                                       Shares     Amount       Shares       Amount        of Options        Earnings   Total
                                     ---------  ----------    ---------  ------------- ---------------- ----------- ------------

Balance at March 31, 1995               --      $    --       10,820,800  $26,353,637  $    --          $   640,721   $26,994,358
Common stock issued upon exercise
     of warrants (note 9)               --           --          100,534      301,602       --                --          301,602
Common stock issued upon exercise
     of options (note 9)                --           --        1,843,974    4,610,000       --                --        4,610,000
Common stock issued upon conversion
     of debt (note 12)                  --           --          533,334    2,000,000       --               --         2,000,000
Net earnings                            --           --           --           --           --            7,575,122     7,575,122
                                   ----------   ----------    ----------  -----------  ----------       -----------  -----------
Balance at December 31, 1995            --           --       13,298,642   33,265,239       --            8,215,843    41,481,082

Common stock issued upon exercise
     of warrants (note 9)               --           --           86,000      258,000       --              --            258,000
Common stock issued upon exercise
     of options (note 9)                --           --          394,600    1,121,075       --              --          1,121,075
Net earnings                            --           --           --           --           --           14,097,376    14,097,376
                                   ----------   ----------    ----------  -----------  ----------       -----------   -----------
Balance at December 31, 1996                                  13,779,242   34,644,314       --           22,313,219    56,957,533

Common stock issued upon exercise
     of warrants (note 9)               --           --           14,000       42,000       --              --             42,000
Common stock issued upon exercise
     of options (note 9)                --           --          936,800    2,464,300   (500,000)           --          1,964,300
Common stock issued upon conversion
     of debt (note 12)                  --           --          480,000    3,000,000       --              --          3,000,000
Income tax benefit from exercise of
    options (note 11)                   --           --           --        2,110,796       --              --          2,110,796
Net earnings                            --           --           --           --           --           18,532,163    18,532,163
                                   ----------   ----------    ----------  -----------  ----------      ------------   -----------
Balance at December 31, 1997            --      $    --       15,210,042  $42,261,410  $(500,000)       $40,845,382   $82,606,792
                                   ==========   ==========    ==========  ===========  ==========       ===========   ===========












See accompanying notes to consolidated financial statements

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                                Nine-Month
                                                                                               Period Ended
                                                                Year Ended December 31,        December 31,
                                                            ------------------------------    -------------
                                                                 1997             1996             1995
                                                            -------------    -------------    -------------
Cash flows from operating activities:
   Net earnings                                             $  18,532,163    $  14,097,376    $   7,575,122
   Adjustments to reconcile net earnings to net cash
    used in operating activities:
     Depreciation and amortization                                756,896          275,348          174,555
     Amortization of net interest receivables                  13,309,995        6,119,219        2,023,938
     Amortization of deferred financing costs                     268,155          157,208            5,265
     Provision for credit losses                                4,088,504        2,755,803          828,458
     NIR gains recognized                                     (34,767,175)     (18,665,429)      (7,977,828)
     Loss on sale of fixed asset                                   13,449          --                --
     (Gain) loss on investment in unconsolidated affiliates      (912,000)         595,352           --
     Gain on redemption of related party preferred stock         (145,000)         --                --
     Changes in operating assets and liabilities:
       Purchases of contracts held for sale                  (632,096,553)    (351,350,070)    (160,150,781)
       Liquidation of contracts held for sale                 581,393,622      346,486,336      156,890,700
       Servicing fees receivable                               (2,338,451)      (1,631,487)        (658,385)
       Initial deposits to spread accounts                    (20,064,059)     (12,270,168)      (4,931,325)
       Deposits to spread accounts and
        overcollateralization accounts                        (31,688,820)     (18,790,430)      (7,553,086)
       Release of cash from spread accounts                    15,846,488       17,940,919        7,693,839
       Deferred taxes                                           6,115,592        5,383,997        2,199,068
       Other assets                                            (2,146,431)      (2,053,460)        (425,695)
       Accounts payable and accrued expenses                    8,268,594          355,146         (131,382)
       Warehouse line of credit                                48,400,998        5,764,585      (12,230,389)
       Taxes payable/receivable                                 1,032,196       (3,522,997)      (1,865,464)
                                                            -------------    -------------    -------------
          Net cash used in operating activities               (26,131,837)      (8,352,752)     (18,533,390)

Cash flows from investing activities:
   Proceeds from sale of subordinated certificates                --             2,022,220           --
   Related party receivables                                   (9,987,206)      (1,308,194)          --
   Repayment of related party receivables                       4,000,000          --                --
   Purchase of related party preferred stock                  (14,500,000)         --                --
   Proceeds from sale of related party preferred stock         14,645,000          --                --
   Investment in unconsolidated affiliate                        (716,456)      (4,277,407)          --
   Purchases of furniture and equipment                        (1,031,561)        (356,587)        (263,496)
   Payments received on subordinated certificates                 --               152,446          118,764
   Purchase of subsidiary, net of cash acquired                    92,336          --                --
                                                            -------------    -------------    -------------
          Net cash used in investing activities                (7,497,887)      (3,767,522)        (144,732)

Cash flows from financing activities:
   Issuance of promissory notes                                   --               --             2,000,000
   Issuance of notes to related party                          54,500,000          --             2,000,000
   Issuance of subordinated debt                               20,000,000          --            20,000,000
   Repayment of capital lease obligations                        (165,955)         --                --
   Repayment of notes payable                                      (9,859)         --            (2,000,000)
   Repayment of related party debt                            (39,944,569)         --            (2,000,000)
   Payment of financing costs                                  (1,164,951)         --            (1,105,695)
   Exercise of options and warrants                             2,006,300        1,379,075        4,911,602
                                                            -------------    -------------    -------------
          Net cash provided by financing activities            35,220,966        1,379,075       23,805,907
                                                            -------------    -------------    -------------
Increase (decrease) in cash                                     1,591,242      (10,741,199)       5,127,785
Cash at beginning of period                                       153,958       10,895,157        5,767,372
                                                            -------------    -------------    -------------
Cash at end of period                                       $   1,745,200    $     153,958    $  10,895,157
                                                            =============    =============    =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                            $   8,475,925    $   5,213,912    $   2,542,718
        Income taxes                                        $   6,203,740    $   6,679,000    $   4,759,050

Supplemental disclosure of non-cash investing and
 financing activities:
      Issuance of common stock upon conversion of debt      $   3,000,000    $     --         $   2,000,000
      Investment in subordinated certificates               $     --         $     --         $   4,779,166
      Note receivable from exercise of options              $     500,000    $     --         $      --
      Income tax benefit from exercise of options           $   2,110,796    $     --         $      --
      Furniture and equipment acquired through
       capital leases                                       $   1,658,077    $     --         $      --
      Purchase of CPS Leasing, Inc.
          Assets acquired                                   $   2,718,338    $     --         $      --
          Liabilities assumed                                  (2,638,338)         --                --
                                                            -------------    -------------    -------------
          Cash paid to acquire business                            80,000          --                --
          Less: cash acquired                                    (172,336)
                                                            -------------    -------------    -------------
          Net cash received upon acquisition                $     (92,336)   $     --         $      --
                                                            =============    =============    =============

See accompanying notes to consolidated financial statements

                       CONSUMER PORTFOLIO SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1997 and 1996, and
                   nine-month period ended December 31, 1995


(1)  Summary of Significant Accounting Policies

     Description of Business

     Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") engage primarily in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by dealers located throughout the United States. The Company specializes in Contracts with borrowers who generally would not be expected to qualify for traditional financing such as that provided by commercial banks or automobile manufacturers' captive finance companies. The Company's headquarters and principal collection facilities are located in Irvine, California and a satellite collection facility is located in Chesapeake, Virginia. The Company has purchased Contracts from dealers in California since its inception. During the year ended December 31, 1997, Contract purchases relating to borrowers who resided in California totaled 18.1% of all Contract purchases. Moreover, at December 31, 1997, borrowers who resided in California made up 23.9% of the servicing portfolio of Contracts serviced by the Company. A significant adverse change in the economic climate in California or other states could result in fewer Contracts available for sale and potentially less revenue.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries, CPS Marketing Corp., Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC"), CPS Funding Corp. ("CPSFC") and CPS Warehouse Corp. ("CPSWC"). Alton, CPSRC, CPSFC and CPSWC are limited purpose corporations formed to accommodate the structures under which the Company purchases and sells its Contracts. CPS Marketing Corp. employs marketing representatives who solicit business from dealers. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp., LINC Acceptance Company, LLC, and CPS Leasing Inc., each of which are 80% owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates which are not majority owned are reported using the equity method. The excess of the cost of the stock over the Company's share of the net assets at the acquisition date ("goodwill") is being amortized over a period of up to fifteen years.

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

     Contracts Held for Sale

     Contracts held for sale include automobile installment sales contracts on which interest is precomputed and added to the face of the loan. The interest on precomputed contracts is included in unearned financed charges. Unearned financed charges are amortized using the interest method over the remaining period to contractual maturity. Contracts held for sale are stated at the lower of cost or market value. Market value is determined by purchase commitments from investors and prevailing market prices. Gains and losses are recorded as appropriate when Contracts are sold. The Company considers a transfer of Contracts where the Company surrenders control over the Contracts a sale to the extent that consideration other than beneficial interests in the transferred Contracts is received in exchange for the Contracts.

     On January 1, 1997, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result of adopting SFAS No. 125 the Company reclassified "Investment in Credit Enhancement" (Spread Account) and "Excess Servicing Fee Receivable" (NIR Receivable) to Residual Interests in Securitizations. The adoption of SFAS No. 125 did not have a material effect on the operations of the Company.

     Allowance for Credit Losses

     The Company provides an allowance for credit losses which management believes provides adequately for known and inherent losses that may develop in the Contracts held for sale. Management evaluates the

                       CONSUMER PORTFOLIO SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1997 and 1996, and
                   nine-month period ended December 31, 1995

adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of underlying collateral, and general economic conditions and trends.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Contract Acquisition Fees and Discounts

   Upon purchase of a Contract from a Dealer, the Company generally charges the dealer an acquisition fee or purchases the Contract at a discount from its face value. The acquisition fees and discounts associated with Contract purchases are deferred until the Contracts are sold at which time the deferred acquisition fees or discounts are recognized as a component of the gain on sale.

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

   Residual Interests in Securitizations and Gain on Sale of Contracts

   The Company purchases Contracts with the primary intention of reselling them to Investors as asset-backed securities through securitizations. The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS") which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a Grantor or Owners Trust (the "Trust"), and the Trust in turn issues interest-bearing asset-backed securities (the "Certificates") generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts at face value and without recourse except that the normal representations and warranties provided by the dealer to the Company are similarly provided by the Company to the Trust. One or more investors purchase these Certificates; the proceeds from the sale of the certificates are then used to purchase the Contracts from the Company. In addition, the Company provides a credit enhancement for the benefit of the investors in the form of an initial cash deposit to a specific account ("Spread Account") held by the Trust. The Spread Account is required by the servicing agreement (the Company's servicing agreements are collectively referred to as the "Servicing Agreements") to be maintained at specified levels.

   At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Contracts retained from the securitizations ("Residuals"), which consist of (a) the cash held in the Spread Account and (b) the net interest receivables ("NIRs"). NIRs represent the discounted cash flows to be received by the Trust in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

   The Company allocates its basis in the Contracts between the portion of the Contracts sold through the certificates and the portion retained (the Residuals) based on the relative fair values of those portions on the date of the sale.
The Company may recognize gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of residuals, and accordingly, the Company determines the estimated fair value of the Residuals by discounting the expected cash flows released from the Spread Account (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved. The Company has utilized an effective discount rate of approximately 14% on the estimated cash flows released from the Spread Account to value the Residuals.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay the Certificate principal and interest, the base servicing fees and certain other fees such as trustee and custodial fees. At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company. If the Spread Account balance is not at the required credit enhancement level the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts and OC accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in either high quality liquid investment securities, as specified in the Servicing Agreements or pursuant to certain Servicing Agreements used to make accelerated principal paydowns on the certificates to create excess collateral (over-collateralization or OC Account) which is held by the Trusts on behalf of the Company as the Residual holder. The specified credit enhancement levels are defined in the Servicing Agreements as the Spread Account balance expressed generally as a percentage of the current collateral principal balance. The Spread Account includes both qualified investment and OC accounts (see note 3).

   The Annual Percentage Rate ("APR") on the Contracts is relatively high in comparison to the pass through rate on the certificates, accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they impact the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the impact of trends in the industry. The Company has used a constant prepayment estimate of 15%. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company used default losses of 11.5% to 13.5% as a percentage of the original principal balance over the life of the Contracts.

   In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is higher than the original estimate or the Company may increase the estimated fair value of the Residuals. If the actual performance of the Contracts is lower than the original estimate, then an adjustment to the carrying value of the Residuals may be required if the estimated fair value of the Residuals is less than its carrying value.

   Servicing

   Servicing fees are reported as income when earned. Servicing costs are charged to expense as incurred. Servicing fee receivables represent fees earned but not yet remitted to the Company by the trustee.

   Furniture and Equipment

   Furniture and equipment are stated at cost net of accumulated depreciation which is calculated using the straight-line method over the estimated useful lives of the assets. Assets held under capital leases and leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Earnings per Share

   Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

The following table illustrates the computation of basic and diluted earnings per share:

                                                                                                       Nine months
                                                                                                          ended
                                                                       Year ended December 31,        December 31,
                                                                  ------------------------------------------------
                                                                       1997              1996              1995
                                                                  ------------------------------------------------
Numerator:
Numerator for basic earnings per share  --
     net earnings.........................................        $18,532,163         $14,097,376      $ 7,575,122
Interest on borrowings, net of tax effect on conversion of
     convertible subordinated debt........................            313,055             169,575          127,823
                                                                  -----------         -----------      -----------
Numerator for diluted earnings per share..................        $18,845,218         $14,266,951      $ 7,702,945
                                                                  ================================================

Denominator:
Denominator for basic earnings per share  --  weighted
     average number of common shares outstanding during
     the period...........................................         14,332,008          13,489,241       11,582,625
Incremental common shares attributable to exercise of
     outstanding options and warrants.....................          1,211,498           1,360,341        2,740,967
Incremental common shares attributable to conversion of
     subordinated debt....................................            509,197             480,000          480,000
                                                                  -----------          ----------       ----------
Denominator for diluted earnings per share................         16,052,703          15,329,582       14,803,592
                                                                  ================================================

Basic earnings per share..................................        $      1.29         $      1.05      $       .65
                                                                  ================================================

Diluted earnings per share................................        $      1.17         $       .93      $       .52
                                                                  ================================================

   Income Taxes

   The Company and its subsidiaries file a consolidated Federal income and combined state franchise tax return. The Company utilizes the asset and liability method of accounting for income taxes under which deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has accounted for income taxes in this manner since its inception.

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

   Stock Option Plan

   As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and related interpretations. The Company provides the pro forma net earnings, pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

   In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews identifiable intangibles, goodwill and other long-lived assets for impairment whenever events or circumstances indicate the carrying amounts may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized.

   New Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with the recording of the allowance for credit losses and Residuals and the related gain. Actual results could differ from those estimates.

   Reclassification

   Certain amounts for the prior periods have been reclassified to conform to the current presentation.

(2) Contracts Held for Sale

    The following table presents the components of Contracts held for sale:

                                                                              December 31,         December 31,
                                                                                  1997                 1996
                                                                            ---------------       --------------
Gross receivable balance.................................................   $    81,905,819       $   28,095,461
Unearned finance charges.................................................       (10,077,417)          (5,268,107)
Deferred acquisition fees and discounts..................................        (1,091,761)            (447,492)
Allowance for credit losses..............................................        (2,465,441)            (723,089)
                                                                            ---------------       --------------
   Net contracts held for sale...........................................   $    68,271,200       $   21,656,773
                                                                            ===============       ==============

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   The following table presents the activity in the allowance for credit losses:

                                                                                               Nine months
                                                                                                  ended
                                                         Year ended December 31,              December 31,
                                                   --------------------------------------------------------
                                                        1997                 1996                 1995
                                                   --------------------------------------------------------
Balance, beginning of period....................    $     723,089        $     330,156        $     323,631
Provisions......................................        4,088,504            2,755,803              828,458
Charge-offs.....................................       (2,935,010)          (2,755,303)          (1,076,982)
Recoveries......................................          588,858              392,433              255,049
   Balance, end of period.......................    $   2,465,441        $     723,089        $     330,156
                                                    =======================================================

   The Company is required to represent and warrant certain matters with respect to the Contracts sold to investors, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the Contracts. In the event of a breach by the Company of any representation or warranty, the Company is obligated to repurchase the Contracts from the investors at a price equal to the investors' purchase price less the related credit enhancement and any principal payments received from the borrower. In most cases, the Company would then be entitled under the terms of its agreements with dealers to require the selling dealer to repurchase the Contracts at the Company's purchase price less any principal payments received from the borrower.

   As of December 31, 1997, the Company had commitments to purchase $3,773,738 of Contracts from Dealers in the ordinary course of business.

(3)  Residual Interests in Securitizations

  The following table presents the components of the residual interest in securitizations:

                                                                             December 31,         December 31,
                                                                                 1997                 1996
                                                                            -----------------------------------
Funds held by investor...................................................   $       578,710      $    1,263,660
Investment in subordinated certificates..................................           790,516           1,530,950
Cash, commercial paper, US government securities and other qualifying
investments (Spread Account).............................................        68,513,454          40,802,862
OC accounts..............................................................         9,621,183                  --
NIRs.....................................................................        45,111,641          23,654,461
                                                                            -----------------------------------
                                                                            $   124,615,504      $   67,251,933
                                                                            ===================================

The following table presents the activity of the NIRs :

                                                                                                  Nine months
                                                                                                     ended
                                                            Year ended December 31,              December 31,
                                                     ---------------------------------------------------------
                                                           1997                 1996                 1995
                                                     ---------------------------------------------------------
Balance, beginning of period......................   $    23,654,461       $   11,108,251       $    5,154,361
NIR gains recognized (note 4).....................        34,767,175           18,665,429            7,977,828
Amortization of NIRs (note 5).....................       (13,309,995)          (6,119,219)          (2,023,938)
                                                     ---------------------------------------------------------
Balance, end of period............................   $    45,111,641       $   23,654,461       $   11,108,251
                                                     =========================================================

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    The following table presents the estimated credit losses as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                  December 31,
                                                 ----------------------------------------------
                                                     1997             1996             1995
                                                 ------------     ------------     ------------
Estimated credit losses.......................   $ 90,814,217     $ 45,880,979     $ 25,363,061

Servicing subject to recourse provisions......   $830,918,120     $483,106,256     $268,163,150
                                                 ============     ============     ============
Estimated credit losses as percentage of
   servicing subject to recourse provisions...          10.93%            9.50%            9.46%
                                                 ============     ============     ============

(4)  Gain on Sale of Contracts

     The following table presents the components of the net gain on sale of
Contracts:

                                                                   Nine months
                                                                      ended
                                     Year ended December 31,       December 31,
                                  ---------------------------      ------------
                                       1997         1996              1995
                                  ----------     ------------      ------------
NIR gains recognized............  $34,767,175     $18,665,429       $ 7,977,828
Deferred acquisition fees and       8,924,719       6,890,341         5,044,501
 discounts......................
Expenses related to sales.......   (4,558,419)     (2,234,755)       (1,472,916)
                                  -----------     -----------       -----------
                                  $39,133,475     $23,321,015       $11,549,413
                                  ===========     ===========       ===========

(5)  Interest Income

     The following table presents the components of interest income:

                                                                    Nine months
                                                                       ended
                                          Year ended December 31,   December 31,
                                        -------------------------  ------------
                                            1997         1996          1995
                                        ----------    -----------  ------------
Interest on Contracts held for sale...  $ 14,279,120  $ 9,980,518  $ 4,856,591
Residual interest income..............    22,556,454   16,118,476    6,387,744
Amortization of NIRs                     (13,309,995)  (6,119,219)  (2,023,938)
                                        ------------   ----------  -----------
   Net interest income................  $ 23,525,579  $19,979,775  $ 9,220,397
                                        ============  ===========  ===========

(6) Servicing

    The following table presents the components of the Company's servicing portfolio:

                                                                December 31,
                                                 ------------------------------------------
                                                      1997           1996          1995
                                                 ------------   ------------   ------------
Contracts held for sale.......................   $ 71,828,402   $ 22,827,354   $ 20,764,205
Servicing subject to recourse provisions:
      Whole loan portfolios...................      4,838,858     11,212,010     21,213,050
      Alton Receivables Corp..................      3,073,254     10,240,973     22,732,021
      CPS Receivables Corp....................    823,006,008    461,653,273    224,218,079
                                                 ------------   ------------   ------------
                                                 $902,746,522   $505,933,610   $288,927,355
                                                 ============   ============   ============

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Furniture and Equipment

     The following table presents the component of furniture and equipment:

                                                                                   December 31,        December 31,
                                                                                       1997                1996
                                                                                   -------------       -------------
Furniture and fixtures.........................................................    $   1,869,308       $     759,783
Computer equipment.............................................................        1,894,807             875,870
Leasing assets.................................................................          916,188                  --
Leasehold improvements.........................................................          126,781              91,700
Other Fixed assets.............................................................           54,530                  --
                                                                                   -------------       -------------

                                                                                       4,861,614           1,727,353
Less accumulated depreciation and amortization.................................       (1,733,529)         (1,097,579)
                                                                                   -------------       -------------
                                                                                   $   3,128,085       $     629,774
                                                                                   =============       =============

(8) Related Party Transactions

    Investment in Unconsolidated Affiliates

   Investment in unconsolidated affiliates primarily consists of a 38% interest in NAB Asset Corporation ("NAB") that was acquired by the Company on June 6, 1996, for approximately $4.3 million. At the time of the acquisition, NAB had approximately $3.5 million in cash and no significant operations. The Company's investment in NAB exceeded the Company's share of the net assets of NAB at the acquisition date by approximately $1.4 million. This amount, which is included in other assets in the accompanying balance sheet, has been recorded by the Company as goodwill. Based on the closing price on the Nasdaq, the market value of the investment in NAB was approximately $4.0 million and $7.5 million at December 31, 1997 and 1996, respectively. Charles E. Bradley, Sr., Chairman of the Company's Board of Directors and principal shareholder and Charles E. Bradley, Jr., President, Chief Executive Officer and a member of the Company's Board of Directors are both on the Board of Directors of NAB.

   Subsequent to the Company's investment in NAB, NAB purchased Mortgage Portfolio Services, Inc. ("MPS") from the Company for $300,000. MPS, formed by the Company in April, 1996, is a mortgage broker-dealer based in Texas. In July 1996, NAB formed CARSUSA, Inc. ("CARSUSA"), which purchased, and now owns and operates, a Mitsubishi automobile dealership in Southern California. On June 27, 1997, NAB sold CARSUSA to Charles E. Bradley, Sr. and Charles E. Bradley, Jr., for $1.5 million. Included in other income for the year ended December 31, 1997, is $848,920, which represents the Company's share of NAB's income for the year then ended. Included in general and administrative expenses for the year ended December 31, 1996, is $595,352, which represents the Company's share of NAB's loss from June 6, through December 31, 1996.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   Related Party Receivables

The following table presents the components of related party receivables:

                                                       December 31,
                                           --------------------------------
Related Party                                   1997               1996
                                           -------------      -------------

NAB Asset Corporation                       $  5,601,750       $    101,750
CARSUSA, Inc.                                  1,350,954            991,231
Service and Management Cooperative, Inc.         128,421            115,213
Global Equipment Leasing, LLC                    114,275                 --
Stanwich Partners, Inc.                          100,000            100,000
                                            ------------       ------------
                                            $  7,295,400       $  1,308,194
                                            ============       ============

   Included in the receivable from CARSUSA at December 31, 1997 and 1996, is $790,000 and $800,000, respectively, related to a flooring line of credit provided to CARSUSA and the remainder relates to amounts owed by CARSUSA for other borrowings.

   During fiscal 1997 and 1996, respectively, the Company sold 107 and 69 automobiles to CARSUSA and received proceeds of $749,800 and $458,650, respectively. Additionally, the Company purchased 183 and 39 Contracts from CARSUSA, with an aggregate principal balance of $2,405,100 and $517,264, respectively.

   Included in the receivable from NAB is $5.5 million arising from the issuance of two promissory notes totaling $9.5 million, bearing interest at 13% annually. On December 31, 1997, one of the promissory notes for $4.0 million was sold to Stanwich Financial Services Corp. ("SFSC") for $4.0 million, the proceeds of which were received on December 31, 1997. Charles E. Bradley, Sr., Charles E. Bradley, Jr., and John G. Poole, who are officers and directors of the Company, collectively own 92.5% of the common stock of Stanwich Holdings, Inc. ("Stanwich Holdings"), and Mr. Bradley, Sr., is the president and a director of Stanwich Holdings. SFSC is a wholly-owned subsidiary of Stanwich Holdings.

   On March 2, 1998, NAB acquired Stanwich Holdings. At that time the Company received a note from NAB for $530,835 in exchange for an option it had held to acquire 100% of the outstanding common stock of Stanwich Holdings. The March 2, 1998 transaction and related note are unaudited.

   At December 31, 1997 and 1996, respectively, $128,421 and $115,213 is due from Service and Management Cooperative, Inc. These amounts represent liabilities incurred by Service and Management Cooperative, Inc., which were paid for by the Company. Certain officers of the Company's subsidiary Samco are officers of Service and Management Cooperative, Inc.

   At December 31, 1997, $114,275 is due from Global Equipment Leasing, LLC. These amounts represent payments by the Company's subsidiary CPS Leasing, Inc., of certain debt obligations of Global Equipment Leasing, LLC., which is 50% owned by CPS Leasing, Inc.

   The amount due from Stanwich Partners, Inc. ("SPI") at December 31, 1997 and 1996, is related to investment banking services performed by the Company in connection with the Company's January 2, 1997 acquisition of CPS Leasing, Inc. The Chairman of the Board of Directors of the Company is a principal shareholder of SPI.

   The Company is a party to a consulting agreement with SPI that calls for monthly payments of $6,250 through December 31, 1998. Included in the accompanying consolidated statements of earnings for the year ended December 31, 1997 and 1996, and for the nine-month period ended December 31, 1995, is $75,000, $75,000 and $262,500, respectively, of consulting expense related to this consulting agreement.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Related Party Debt

   In May 1997, the Company entered into two transactions with a related party:
(i) the Company purchased $14.5 million of preferred stock of Stanwich Holdings with dividends cumulative at the rate of 9% per annum and redeemable at an aggregate price of $14.6 million, plus accrued dividends, and (ii) the Company borrowed $14.5 million with an interest rate of 8% per annum under a 60-day related party loan from SFSC. In August 1997, the Company received $14.9 million in redemption of its preferred stock of Stanwich Holdings and repaid the 60-day related party loan in its entirety. In August 1997, the Company entered into a line of credit agreement with SFSC ("Stanwich Line"), to supplement its working capital resources. Under the Stanwich Line, SFSC agreed to lend up to $25 million to the Company from time to time upon request, through December 19, 1997. Any amount outstanding at December 31, 1997 would be due at that time. Borrowings under the Stanwich Line bear interest at the rate of 10% per annum, and the Company paid a $250,000 (one percent) commitment fee to SFSC in connection with opening the line of credit. The Company drew the full amount of the line at its inception, none of which remained outstanding at December 31, 1997.

   The Company has also received long-term financing from SFSC. In June 1997 the Company borrowed $15 million on an unsecured and subordinated basis from SFSC. This loan ("RPL") is due 2004, and has a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company may pre-pay the RPL
without penalty at any time after three years.   At maturity or repayment of the
RPL, the holder thereof will have an option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share.

(9)  Shareholders' Equity

   Common Stock

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

   The Company is required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines and the subordinated debt. The covenants restrict the payment of certain distributions, including dividends.

   Options and Warrants

   In 1991, the Company adopted and gained sole shareholder approval of the 1991 Stock Option Plan (the "1991 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan, as amended, authorizes grants of options to purchase up to 2,700,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have terms that range from 7 to 10 years and vest over a range of 0 to 7 years. In addition to the 1991 Plan, in fiscal 1995, the Company granted 60,000 options to certain directors of the Company that vest over three years and expire nine years from the grant date.

   In July, 1997 the Company adopted and gained shareholder approval of the 1997 Long-Term Incentive Plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options, restricted stock and stock appreciation rights to employees, Directors or employees of entities in

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which the Company has a controlling or significant equity interest. Options that have been granted under the 1997 Plan have in all cases been granted at an exercise price equal to the stock's fair market value at the date of the grant, with terms of 10 years and vesting over 4 years. The 1997 Plan provides that an aggregate maximum of 1,500,000 shares of the Company's common shares may be subject to awards under the 1997 Plan. As of December 31, 1997, the shares reserved under the 1997 Plan were not registered with the Securities and Exchange Commission.

   At December 31, 1997, there were 1,443,400 additional shares available for grant under the 1991 Plan and 1997 Plan. Of the options outstanding at December 31, 1997, 1996 and 1995, 584,920, 1,319,420 and 1,296,786, respectively, were exercisable with weighted-average exercise prices of $6.77, $4.02 and $2.71, respectively. The per share weighted-average fair value of stock options granted during the years ended December 31, 1997 and 1996, and the nine-month period ended December 31, 1995, was $5.79, $4.99, and $4.17, respectively, at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                    Nine months ended
                                                       Year ended December 31,          December 31,
                                                     -------------------------      -----------------
                                                         1997          1996               1995
                                                     -------------------------      -----------------
Expected life (years)............................        6.50          5.86               6.33
Risk-free interest rate..........................        6.48%         6.23%              6.80%
Volatility.......................................       52.04%        46.20%             46.20%
Expected dividend yield..........................         --            --                 --

   The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below.


                                                                   Year ended December 31,
                                                    -----------------------------------------------------

                                                           1997                1996             1995
                                                    --------------      --------------    ---------------
Net earnings
  As reported....................................   $   18,532,163      $   14,097,376      $   7,575,122
  Pro forma......................................   $   18,182,000      $   13,550,000      $   7,505,000

Net earnings per share - basic
  As reported....................................   $         1.29      $         1.05      $        0.65
  Pro forma......................................   $         1.27      $         1.00      $        0.65

Net earnings per share - diluted
  As reported....................................   $         1.17      $         0.93      $        0.52
  Pro forma......................................   $         1.17      $         0.90      $        0.52

   Pro forma net earnings and net earnings per share reflects only options granted in the year ended December 31, 1997, 1996, and the nine-month period ended December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to Apri1 1, 1995 is not considered.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock options activity during the periods indicated is as follows:

                                               Number of       Weighted-Average
                                                Shares         Exercise Price
                                               ---------      -----------------
Balance at March 31, 1995................      2,045,040            $ 3.23
     Granted.............................        159,360              7.61
     Exercised...........................         44,000              2.50
     Canceled............................             --               --
                                               ---------      -----------------
Balance at December 31, 1995.............      2,160,400              3.56
     Granted.............................        513,400              9.60
     Exercised...........................        394,600              2.82
     Canceled............................        124,800              5.23
                                               ---------      -----------------
Balance at December 31, 1996.............      2,154,400              5.04
     Granted.............................        321,000              9.76
     Exercised...........................        936,800              2.64
     Canceled............................        145,400             11.69
                                               ---------      -----------------
Balance at December 31, 1997.............      1,393,200            $ 7.05
                                               =========      =================

   On August 21, 1992, the Board of Directors approved the grant to Holdings of a non-qualified option to purchase 1,800,000 shares of common stock at an exercise price of $2.50 per share, the estimated fair market value at the date of grant. This option is in addition to and is not part of the 1991 Plan or 1997 Plan. This ten year option vested in full on the date of grant. On December 6, 1995, Holdings exercised its option in full.

   At December 31, 1997, the range of exercise prices, the number, weighted-average exercise price and weighted-average remaining term of options outstanding and the number and weighted-average price of options currently exercisable are as follows:

                                               Weighted-        Weighted
                                                Average          Average                        Weighted-Average
                                Number         Remaining        Exercise          Number            Exercise
Range of Exercise Prices      Outstanding        Term             Price         Exercisable           Price
------------------------      -----------      ---------        --------        -----------     ----------------
      $  2.50 - $2.69           192,040           4.04           $ 2.62           123,500           $ 2.58
      $  4.38 - $4.38            70,000           6.01           $ 4.38            52,000           $ 4.38
      $  5.38 - $5.38           281,200           6.29           $ 5.38            45,800           $ 5.38
      $  5.56 - $7.25           164,360           6.65           $ 6.97            69,350           $ 7.25
      $  7.38 - $8.50           217,200           9.21           $ 8.29            43,650           $ 8.37
      $  8.63 - $8.63            15,000           8.53           $ 8.63             6,500           $ 8.63
      $  8.88 - $8.88           326,400           8.25           $ 8.88           221,520           $ 8.88
      $ 9.63 - $13.50           116,000           9.29           $11.56            20,400           $11.66
      $16.75 - $16.75            10,000           9.73           $16.75             2,000           $16.75
      $17.63 - $17.63             1,000           9.67           $17.63               200           $17.63

   In connection with the Company's initial public offering, the Company sold to the underwriter of the offering, for an aggregate price of $120, warrants to purchase up to 240,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants were exercisable during the four year period commencing one year from the date of the offering. The shares represented by the warrants have been registered for public sale. During the year ended December 31, 1997, 1996, and the nine month period ended December 31, 1995, the underwriter exercised 14,000, 86,000, and 100,534 warrants, respectively. At December 31, 1997 all warrants had been exercised.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Commitments and Contingencies

   Leases

   The Company leases its facilities and certain computer equipment under non-cancelable operating and capital leases which expire through 2007. Future minimum lease payments at December 31, 1997, under these leases are as follows:

                                                       Capital      Operating
                                                     ----------     ----------
1998..............................................   $  512,775     $1,699,346
1999..............................................      502,285      1,158,278
2000..............................................      350,762      1,037,613
2001..............................................      270,550        481,449
2002..............................................      176,413        331,084
Thereafter........................................          --       1,351,780
                                                     ----------     ----------
Total minimum lease payments                          1,812,785     $6,059,550
                                                                    ==========

Less: amount representing interest................      320,663
                                                      ---------
Present value of net minimum lease payments.......   $1,492,122
                                                     ==========

   On October 27, 1997, the Company entered into agreements to have built and to lease a new headquarters building in Irvine, California. The lease is for a ten-year term and calls for total minimum lease payments of $20.0 million over that term.

   Included in furniture and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases at December 31, 1997:

Data processing equipment.............      $  663,101
Furniture and fixtures................         994,976
                                            ----------
                                             1,658,077
Less: accumulated depreciation........        (129,205)
                                            $1,528,872
                                            ==========

   Rent expense for the years ended December 31, 1997 and 1996, and the nine-month period ended December 31, 1995, was $1,036,677, $463,592 and $186,483,
respectively. The Company's facility lease contains certain rental concessions and escalating rental payments which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the term of the lease.

   Litigation

   The Company is party to litigation in the ordinary course of business, generally involving actions against automobile purchasers to collect amounts due on purchased Contracts or to recover vehicles. In one such case, relating to the Chapter 13 bankruptcy of obligors Madeline and Darryl Brownlee, of Chicago, Illinois, the obligors counterclaimed against the Company on June 30, 1997 in the bankruptcy court for the Northern District of Illinois. The obligors seek class-action treatment of their allegation that the cost of an extended service contract on the automobile they purchased was inadequately disclosed by the automobile dealer, Joe Cotton Ford of Carol Stream, Illinois. The disclosure is alleged to violate the Federal Truth In Lending Act and Illinois consumer protection statutes. The obligors' claim is directed against both the dealer for making the allegedly improper disclosures and against the Company as holder of the purchase contract. The relief sought is damages in an unspecified amount, plus costs of suit and attorney's fees. The court has not ruled on the obligors' request for class-action treatment, nor on the merits of the claims.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   In another proceeding, arising out of efforts to collect a deficiency balance from Joseph Barrios of Chicago, Illinois, the debtor has brought suit against the Company alleging defects in the notice given upon repossession of the vehicle. This lawsuit was filed on February 18, 1998 in the circuit court of Cook County, Illinois. Barrios, represented by the same law firm as the Brownlee obligors, seeks class-action treatment of his allegation that notice of a fifteen day period to reinstate his installment purchase contract was misleading, in that it did not refer to an alleged right to redeem collateral up to the date of sale. The relief sought is damages in an unspecified amount, plus costs of suit and attorney's fees. As of the date of this filing, the Company has not been required to respond to this litigation and has not yet done so.

   The Company intends to dispute both of these matters vigorously, and believes that it has meritorious defenses to each claim made. Nevertheless, the outcome of any litigation is uncertain, and there is the possibility that damages could be assessed against the Company in amounts that could be material. It is management's opinion that all litigation of which it is aware, including the matters discussed above, will no have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(11) Income Taxes

   Income taxes are comprised of the following:

                                                                              Nine months
                                                                                 ended
                                                  Year ended December 31,     December 31,
                                                -------------------------     -----------
                                                   1997            1996           1995
                                                -----------     ----------     ----------
Current
  Federal.....................................  $ 4,277,787     $3,060,164     $2,156,799
  State.......................................      922,512      1,150,859        726,319
                                                -----------     ----------     ----------
                                                  5,200,299      4,211,023      2,883,118
Deferred
  Federal.....................................    4,504,636      4,565,383      1,683,960
  State.......................................    1,610,956        818,614        515,108
                                                -----------     ----------     ----------
                                                  6,115,592      5,383,997      2,199,068
Income tax benefit from exercise of options
credited to shareholders' equity..............    2,110,796            --             --
                                                -----------     ----------     ----------
      Income taxes............................  $13,426,687     $9,595,020     $5,082,186
                                                ===========     ==========     ==========

   The Company's effective tax expense differs from the amount determined by applying the statutory Federal rate of 35% for the years ended December 31, 1997 and 1996, and for the nine-month period ended December 31, 1995, to earnings before income taxes as follows:

                                                                                        Nine months
                                                                                           ended
                                                            Year ended December 31,     December 31,
                                                          --------------------------    -----------
                                                              1997           1996           1995
                                                          -----------     ----------     ----------
Expense at Federal tax rate............................   $11,185,598     $8,292,338     $4,430,058

California franchise tax, net of federal income tax
 benefit...............................................     1,672,089      1,280,157        737,192
State tax benefit from exercise of options, net of
 federal income tax benefit, credited to shareholders'
 equity................................................       585,608            --             --
Other..................................................       (16,608)        22,525        (85,064)
                                                          -----------     ----------     ----------
                                                          $13,426,687     $9,595,020     $5,082,186
                                                          ===========     ==========     ==========

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1997 and 1996, are as follows:

                                                        December 31,
                                               ---------------------------------
                                                     1997               1996
                                               --------------      -------------
Deferred Tax Assets:
  Accrued liabilities.......................   $      558,881      $      13,670
  Furniture and equipment...................           27,295             23,095
  Provision for credit losses...............        1,105,849            301,357
  State taxes...............................        1,850,507            508,219
  Other.....................................          289,419                 --
                                               --------------      -------------
                                                    3,831,951            846,341
Deferred Tax Liabilities:
  Excess servicing receivables..............       16,408,622          7,873,592
  Equity investments........................          566,172                 --
                                               --------------      -------------
                                                   16,974,794          7,873,592
  Net deferred tax liability................   $   13,142,843      $   7,027,251
                                               ==============      =============

   In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) the reversal of taxable temporary differences, and (b) future operations exclusive of reversing temporary differences.

   The Company believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income.

   The Company is in the process of an audit by the Internal Revenue Service of the Company's Federal income tax return for the tax year ended March 31, 1995. Management does not believe this examination will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12)  Debt

   In June 1995, the Company entered into two warehouse line of credit agreements (collectively the "Line"). The Line provides the Company with an interim financing facility to hold Contracts for sale in greater numbers and for longer periods of time prior to their sale to other institutional investors.
The primary agreement provides for loans by Redwood Receivables Corporation ("Redwood") to the Company, to be funded by commercial paper issued by Redwood and secured by Contracts pledged periodically by the Company. The Redwood facility provides for a maximum of $100.0 million of advances to the Company, with interest at a variable rate (7.35% at December 31, 1997) indexed to prevailing commercial paper rates.

   The second agreement is a standby line of credit with General Electric Capital Corporation ("GECC"), also with a $100.0 million maximum, which the Company may use only if and to the extent that Redwood does not provide funding as described above. The GECC line is secured by Contracts and substantially all the other assets of the Company. Both agreements expire November 30, 1998.

   The two agreements are viewed as a single short-term warehouse line of credit, with advances varying according to the amount of pledged Contracts. The Company is charged a non-utilization fee of .25% per annum on the unused portion of the Line. The balance outstanding at December 31, 1997 and 1996 under the Line was $30.8 million and $13.3 million, respectively.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   In November 1997, the Company entered into a third warehouse line of credit agreement with First Union Capital Markets ("First Union Line"). The First Union Line provides for a maximum of $150 million of advances to the Company, with interest at a variable rate (7.14% at December 31, 1997) indexed to prevailing commercial paper rates. The agreement expires November 30, 1998 and is renewable for one year with the mutual consent of the Company and First Union Capital Markets. The balance outstanding under the First Union Line at December 31, 1997 was $30,892,013.

    When the Company wishes to securitize Contracts, a substantial part of the proceeds received from investors is paid to the providers of the warehouse lines, simultaneously with their release of the pledged Contracts for transfer to a pass-through securitization trust.

   In December 1996, the Company entered into an overdraft financing facility, with a bank, that provides for maximum borrowings of $2.0 million. Interest is charged on the outstanding balance at the bank's reference rate (8.50% at December 31, 1997) plus 1.75%. During 1997, the overdraft facility was increased to $4.0 million. There were no borrowings outstanding under this facility at December 31, 1997. The facility expires on June 1, 1998. The Line, First Union Line and the overdraft financing facility contain various restrictive and financial covenants with which the Company was in compliance at December 31, 1997.

   On April 15, 1997, the Company issued $20.0 million in subordinated participating equity notes ("PENs") due April 15, 2004. The PENs are unsecured general obligations of the Company. Interest on the PENs is payable on the fifteenth of each month, commencing May 15, 1997, at an interest rate of 10.5% per annum. In connection with the issuance of the PENs, the Company incurred and capitalized issuance costs of $1.2 million. The Company recognizes interest and amortization expense related to the PENs using the effective interest method over the expected redemption period. The PENs are subordinated to certain existing and future indebtedness of the Company as defined in the indenture agreement. The Company may at its option elect to redeem the PENs from the registered holders, in whole but not in part, at any time on or after April 15, 2000, at 100% of their principal amount, subject to limited conversion rights, plus accrued interest to and including the date of redemption. At maturity, upon the exercise by the Company of an optional redemption, or upon the occurrence of a "Special Redemption Event," each holder will have the right to convert into common stock of the Company ("Common Stock"), 25% of the aggregate principal amount of the PENs held by such holder at the conversion price of $10.15 per share of Common Stock. "Special Redemption Events" are certain events related to a change in control of the Company.

   On December 20, 1995, the Company issued $20.0 million in rising interest subordinated redeemable securities due January 1, 2006 (the "Notes"). The Notes are unsecured general obligations of the Company. Interest on the Notes is payable on the first day of each month, commencing February 1, 1996, at an interest rate of 10.0% per annum. The interest rate increases 0.25% on each
January 1 for the first nine years and 0.50% in the last year.   In connection
with the issuance of the Notes, the Company incurred and capitalized issuance costs of $1.1 million. The Company recognizes interest and amortization expense related to the Notes using the effective interest method over the expected
redemption period.   The Notes are subordinated to certain existing and future
indebtedness of the Company as defined in the indenture agreement. The Company is required to redeem, subject to certain adjustments, $1.0 million of the aggregate principal amount of the Notes through the operation of a sinking fund on each of January 1, 2000, 2001, 2002, 2003, 2004 and 2005. The Notes are not redeemable at the option of the Company prior to January 1, 1998. The Company may at its option elect to redeem the Notes from the registered holders of the Notes, in whole or in part, at any time, on or after January 1, 1998, and prior to January 1, 1999, at 102% of their principal amount, on or after January 1, 1999, and prior to January 1, 2000, at 101% of their principal amount, and on or after January 1, 2000, at 100% of their principal amount, in each case plus accrued interest to and including the date of redemption.

   During the year ended December 31, 1997 the Company acquired CPS Leasing, Inc. At December 31, 1997, CPS Leasing, Inc. had borrowings to banks of $1.5 million.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

   On July 6, 1995, the Company issued a promissory note in the amount of $2.0 million to the same institutional investor who held Notes 1 and 2. The note bore interest at 200 basis points over the Citibank Base Rate and matured on December 31, 1995. On December 6, 1995, this note was repaid in full.

(13)  Employee Benefits

   The Company sponsors a pretax savings and profit sharing plan (the "401(K) Plan") under section 401(K) of the Internal Revenue Code. Under the 401(K) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). The Company matches 40% of employees' contributions up to $500 per employee per calendar year. The Company's contribution to the 401(K) Plan was $115,684, $63,801, and $13,811 for the years ended December 31, 1997 and 1996, and for the nine month period ended December 31, 1995, respectively.

(14) Fair Value of Financial Instruments

   The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active market values do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 1997 and 1996, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 1997 and 1996, were as follows:

                                                                            December 31,
                                               -------------------------------------------------------------------------------
                                                                 1997                                     1996
                                               ---------------------------------------      ----------------------------------
                                                       Carrying               Fair               Carrying             Fair
Financial Instrument                                     Value                Value                Value              Value
--------------------                           ------------------      ---------------      --------------      --------------
Cash........................................   $        1,745,200      $     1,745,200      $      153,958      $      153,958
Contracts held for sale.....................           68,271,200           70,900,000          21,656,773          22,800,000
Residual interest in securitizations........          124,615,504          124,615,504          67,251,933          67,251,933
Warehouse lines of credit...................           61,665,583           61,665,583          13,264,585          13,264,585
Notes payable...............................            1,505,593            1,505,593                  --                  --
Subordinated debt...........................           40,000,000           40,000,000          23,000,000          23,000,000
Related party debt..........................   $       15,055,431      $    15,055,431      $           --      $           --

   Cash

   The carrying value equals fair value.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   The fair value of the Company's contracts held for sale is determined by purchase commitments from investors and prevailing market rates.

                       CONSUMER PORTFOLIO SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Residual Interest in Securitizations

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

   Notes Payable, Subordinated and Related Party Debt

   The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of instruments.

(15) Selected Quarterly Data (unaudited)

                                          Quarter Ended       Quarter Ended       Quarter Ended       Quarter Ended
                                            March 31,           June 30,          September 30,       December 31,
                                          -------------       -------------       -------------       -------------
1997
 Revenues..........................       $  16,257,664       $  18,110,679       $  21,283,927       $  23,687,319
 Earnings before income taxes......           7,143,361           7,548,532           8,309,076           8,957,881
 Net earnings......................           4,144,754           4,385,632           4,816,135           5,185,642

 Earnings per share:
  Basic............................       $        0.29       $        0.31       $        0.34       $        0.36
  Diluted..........................       $        0.27       $        0.28       $        0.30       $        0.32

1996
 Revenues..........................       $   9,907,581       $  12,485,185       $  13,758,526       $  15,042,511
 Earnings before income taxes......           5,101,297           5,517,249           6,451,297           6,622,553
 Net earnings......................           3,051,297           3,271,229           3,834,297           3,940,553

 Earnings per share:
  Basic............................       $        0.23       $        0.24       $        0.28       $        0.29
  Diluted..........................       $        0.20       $        0.22       $        0.25       $        0.26