Form 10-K/A
period 1997-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 1998-04-30
CIK 889609

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

      Registrant's telephone number, including area code: (949) 753-6800

          Securities registered pursuant to section 12(b) of the Act:
 Title of each class:  Rising Interest Subordinated Redeemable Securities due
 2006
                  10.50% Participating Equity Notes due 2004
      Name of each exchange on which registered:  New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: Common stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value on April 27, 1998 (based on the $12.25 closing price on the Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was $117,975,107. The number of shares of the registrant's Common Stock outstanding on April 27, 1998 was 15,214,642.

           Documents Incorporated by Reference:  None

Preliminary Note -- This amendment filed April 30, 1998 includes information required by Part III of this report on Form 10-K. The information required by Parts I, II and IV has been previously filed, and is not changed by this amendment.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information regarding executive officers of the Company appears in Part I of this report, under the caption "Executive Officers of the Registrant." Information regarding the directors of the Company appears below:

  Charles E. Bradley, Sr., 68, has been the Chairman of the Board of the Company since its formation in March 1991. Mr. Bradley is one of the founders of Stanwich Partners, Inc. ("Stanwich"), a Connecticut investment firm which acquires controlling interests in companies in conjunction with the existing operating management of such companies, and has been President, a director and a shareholder of that company since its formation in 1982. He is also President, Chief Executive Officer and a director of Reunion Industries, Inc., a publicly held company which manufactures precision plastic products and provides engineered plastics services. Mr. Bradley is currently Chairman of the Board and Chief Executive Officer of DeVlieg-Bullard, Inc. and Chatwins Group, Inc., and a director of Texon Energy Corp., General Housewares Corp., Zydeco Exploration, Inc., Sanitas, Inc. and Audits and Surveys Worldwide. He is Chairman of the Board and Chief Executive Officer of NAB Asset Corporation (38% of whose outstanding shares of voting stock are held by the Company). Other than Stanwich, all of the above corporations are publicly-held or are required to file periodic reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Mr. Bradley is the father of Charles E. Bradley, Jr.

  Charles E. Bradley, Jr., 38, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley, Jr. is currently serving as a director of NAB Asset Corporation, Chatwins Group, Inc., Texon Energy Corporation and Thomas Nix Distributor, Inc. Charles E. Bradley, Sr. is his father.

  William B. Roberts, 60, has been a director of the Company since its formation in March 1991. Since 1981, he has been the President of Monmouth Capital Corp., an investment firm which specializes in management buyouts. Mr. Roberts serves on the board of directors of Atlantic City Racing Association, a publicly-held corporation, which owns and operates a race track.

  John G. Poole, 55, has been a director of the Company since November 1993 and its Vice Chairman since January 1996. He was a co-founder of Stanwich in 1982 and has been a director, vice president and shareholder of that company since its formation. Mr. Poole is a director of Reunion Industries, Inc., Sanitas, Inc., Chatwins Group, Inc., and DeVlieg-Bullard, Inc.

  Robert A. Simms, 59, has been a director of the Company since April 1995. He has been the Chairman and Chief Executive Officer of Simms Capital Management, Inc. since 1984. He is a director of the National Football Foundation and Hall of Fame. Mr. Simms also serves on the Board of Overseers of Rutgers University and was formerly a partner in Bear Stearns & Co.

  Thomas L. Chrystie, 64, has been a director of the Company since April 1995. He has been self-employed as an investor, through Wycap Corporation, since 1988. His previous experience includes 33 years at Merrill Lynch & Co. in various capacities including heading Merrill Lynch's investment banking, capital markets and merchant banking activities. In addition, he served as Merrill Lynch & Co.'s Chief

Financial Officer. Mr. Chrystie is also a director of Titanium Industries, an 80%-owned subsidiary of Allegheny Teledyne.

Section 16(a) Beneficial Ownership Reporting Compliance

  The Company's directors, certain officers, and persons holding more than ten percent of the Company's common stock are required to report, within certain periods, their initial ownership of and any subsequent transactions in any of the Company's equity securities. Based solely upon reports furnished to the Company and written representations and information provided to the Company by the persons required to make such filings, all such individuals have satisfied such filing requirements in full with respect to the year 1997, except that certain acquisitions by corporations of equity securities of the Company were not reported timely, notwithstanding that such corporations' ownership might properly be attributed to certain directors of the Company. Specifically, a corporation of which Mr. Bradley, Sr. is president and director filed late one report of one transaction, and a corporation of which Mr. Bradley, Jr. is the sole shareholder filed late one report of four transactions. Mr. Bradley, Jr. also filed late one report of one option exercise in his individual capacity.

Item 11.  Executive Compensation.

Summary of Compensation

  The following table summarizes all compensation earned during (i) the fiscal year ended December 31, 1997, (ii) the fiscal year ended December 31, 1996,
(iii) the nine-month period ended December 31, 1995, by the Company's Chief Executive Officer and by its four most highly compensated other executive officers (such five individuals, the "named executive officers") who were serving as executive officers at December 31, 1997. Information is presented for those specified periods, rather than for three full years, because the Company in 1995 changed the end of its fiscal year from March 31 to December 31. Compensation shown for the period ended December 1995 is for nine months only.

                           SUMMARY COMPENSATION TABLE

                                                                                                           Long Term
                                                                          Compensation for                Compensation
                                                                            period shown                     Awards
-------------------------------------------------------------------------------------------------------------------------
        Name and Principal Position              Period Ended         Salary          Bonus(1)           Options/SARs(2)
-------------------------------------------------------------------------------------------------------------------------
Charles E. Bradley, Jr.                         December 1997          $425,000        $575,000                         0
Chief Executive Officer                         December 1996           381,250         372,500                   200,000
                                                December 1995           237,500         217,500                     8,400
-------------------------------------------------------------------------------------------------------------------------
Nicholas P. Brockman                            December 1997           127,000          62,000                         0
Senior Vice President, Asset Recovery           December 1996           117,039          59,500                    12,600
                                                December 1995            80,372          33,750                         0
-------------------------------------------------------------------------------------------------------------------------
William L. Brummund, Jr.                        December 1997           129,000          84,000                         0
Senior Vice President, Systems                  December 1996           117,039          55,500                     5,000
                                                December 1995            80,372          33,750                     7,600
-------------------------------------------------------------------------------------------------------------------------
Jeffrey P. Fritz                                December 1997           175,000          96,000                         0
Senior Vice President, Finance                  December 1996           154,938          78,250                     5,000
                                                December 1995            91,903          48,750                     7,600
-------------------------------------------------------------------------------------------------------------------------
Curtis K. Powell                                December 1997           143,000          97,000                         0
Senior Vice President, Marketing                December 1996           124,500          51,000                    75,000
                                                December 1995            81,000          41,250                    47,600
-------------------------------------------------------------------------------------------------------------------------

(1) Bonus for each period is the bonus paid to date with respect to that period. Bonus compensation paid in May 1996 was awarded based on performance in the twelve-month period ended March 1996, and is therefore allocated 25% to the year ended December 1996 and 75% to the nine-month period ended December 1995. Bonus compensation paid in 1997 and 1998 was based on performance in the nine-month period and the year ended December 1996 and 1997, respectively and is therefore allocated entirely to those respective periods.

(2) Number of shares that may be purchased upon exercise of options that were granted in the period shown.

Option and SAR Grants

  During the year ended December 31, 1997, the Company did not grant any options or stock appreciation rights ("SARs") to any of the named executive officers.

Aggregated Option Exercises and Fiscal Year End Option Value Table

  The following table sets forth, as of December 31, 1997, the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the December 31, 1997 value of all unexercised options held by such persons. Each option referred to in the table was granted under the Company's 1991 Stock Option Plan, or under the 1997 Long-Term Incentive Plan, at an option price per share equal to the fair market value per share on the date of grant.


                                                                                                     Value of Unexercised
                                 Number of                          Number of Unexercised                In-the-Money
            Name                   Shares           Value                 Options at               Options at December 31,
                                Acquired on        Realized           December 31, 1997                    1997(1)
                                  Exercise                        Exercisable/Unexercisable       Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------
Charles E. Bradley, Jr.                20,000         $103,750              247,640 / 112,600              $357,415 / $462,800
------------------------------------------------------------------------------------------------------------------------------
Nicholas P. Brockman                   36,600          550,125                     0 / 63,000                      0 / 273,100
------------------------------------------------------------------------------------------------------------------------------
William L. Brummund, Jr.               20,000          297,500                29,600 / 63,000                207,450 / 267,400
------------------------------------------------------------------------------------------------------------------------------
Jeffrey P. Fritz                       20,000          107,500                50,600 / 63,000                357,075 / 267,400
------------------------------------------------------------------------------------------------------------------------------
Curtis K. Powell                       14,600          106,725               19,350 / 118,650                 29,706 / 188,669
------------------------------------------------------------------------------------------------------------------------------

(1) Valuation is based on the last sales price on December 31, 1997 of $9.625 per share, as reported by Nasdaq.

Bonus Plan

  The named executive officers and other officers participate in a management bonus plan, pursuant to which such employees are entitled to earn cash bonuses, if the Company achieves certain net income levels or goals established by the Board of Directors. The amount of bonus payable to each officer is determined by the Board of Directors upon recommendation of the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

  The Compensation Committee of the Board of Directors during the fiscal year ended December 31, 1997 comprised Thomas L. Chrystie, William B. Roberts and Robert A. Simms. None of the members of the Compensation Committee are present or former employees of the Company.

Director Compensation

  During the year ended December 31, 1997, the Company paid director compensation of $125,000 to Mr. Bradley, Sr., for his service as Chairman of the Board of Directors, and $75,000 to Mr. Poole for his service as Vice-Chairman of the Board of Directors. Mr. Bradley, Jr., President of the Company, received no additional compensation for his service as a director. The remaining directors, Messrs. Chrystie, Roberts and Simms, received a retainer of $1,000 per month and an additional per diem fee of $500 for attendance at meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth the number and percentage of shares of CPS Common Stock (its only class of voting securities) owned beneficially as of April 27, 1998 (i) by each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) by each director or named executive officer of the Company, and (iii) by all directors and executive officers of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. The address of Messrs. Bradley, Jr., Brockman, Fritz, Brummund and Powell is c/o Consumer Portfolio Services, Inc., 2 Ada, Irvine, CA 92618.



                                                                             Amount & Nature of             Percent of
                 Name & Address of Beneficial Owner                       Beneficial Ownership (1)            Class
                 ----------------------------------                       ------------------------          ----------
Charles E. Bradley, Sr...............................................             2,995,137(2)                 19.7%
   Stanwich Partners, Inc., 62 Southfield Avenue, Stamford, CT 06902
William B. Roberts...................................................             1,043,982                     6.9%
   Monmouth Capital Corp., 126 East 56th Street, New York, NY 10022
John G. Poole........................................................               320,860(3)                  2.1%
   Stanwich Partners, Inc., 62 Southfield Avenue, Stamford, CT 06902.
Thomas L. Chrystie...................................................               120,000(4)                  0.8%
   P.O. Box 640, Wilson, WY 83014
Robert A. Simms......................................................               247,144(5)                  1.6%
   55 Railroad Ave., Plaza Suite, Greenwich, CT 06830
Charles E. Bradley, Jr...............................................             1,654,914(6)                 10.9%
Nicholas P. Brockman.................................................                92,500                     0.6%
William L. Brummund, Jr..............................................                91,418                     0.6%
Jeffrey P. Fritz.....................................................                97,000                     0.6%
Curtis K. Powell.....................................................                44,000                     0.3%
All officers and directors as a group (fourteen persons).............             6,226,861                    39.3%

Robert T. Gilhuly and Kimball J. Bradley, Trustees...................             1,058,818(7)                  7.0%
c/o Cummings & Lockwood
Two Greenwich Plaza, Box 2505, Greenwich, CT 06830

--------------------
(1) Includes the following shares which are not currently outstanding but which the named individuals have the right to acquire currently or within 60 days of April 27, 1998 upon exercise of options: Mr. Roberts - 10,000 shares; Mr. Poole - 10,000 shares; Mr. Chrystie - 30,000 shares; Mr. Simms - 30,000 shares; Mr. Bradley, Jr. - 266,240 shares; Mr. Brockman - 18,400 shares; Mr. Brummund, Jr. - 48,000 shares; Mr. Fritz - 69,000 shares; Mr. Powell - 44,000 shares; and all directors and executive officers as a group (14 persons) - 642,840 shares. The shares described in this note are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by such persons individually and by the group, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person.
(2) Includes 207,490 shares owned by the named person's spouse as to which he has no voting or investment power, and 100,000 shares owned by Stanwich Financial Services Corp., a corporation wholly-owned by NAB Asset Corp. of which the named person is president and director.
(3)  Includes 12,000 shares held by Mr. Poole as custodian for his children.
(4)  Includes 90,000 shares held by the Thomas L. Chrystie Living Trust.
(5) Includes 16,944 shares owned by Mr. Simms' spouse as to which he has no voting or investment power.
(6) Includes 211,738 shares held by a trust of which Mr. Bradley is the beneficiary, as to which he has no voting or investment power. Also includes, in addition to the 266,240 shares referred to in footnote 1, 600,000 shares that Mr. Bradley, Jr. has the presently exercisable right to acquire from Mr. Bradley, Sr.
(7) These shares are held in trusts of which the beneficiaries are Charles E. Bradley, Sr.'s adult children, including, among others, Charles E. Bradley, Jr., (as to 211,738 shares) and Kimball J. Bradley (as to 211,802 shares).

Item 13.  Certain Relationships and Related Transactions.

  From January 1, 1992 through December 31, 1995 the Company retained Stanwich (a corporation of which Charles E. Bradley, Sr. and John G. Poole are principal shareholders) to provide consulting services for compensation at the rate of $350,000 per year. Effective January 1, 1996, upon expiration of the prior agreement, the Company and Stanwich agreed to continue the consulting arrangement for an additional three-year period, at a reduced rate of compensation of $75,000 per year. The current rate was arrived at by negotiation between Stanwich and the independent directors of the Company. Such negotiations took into account the prior rate of compensation, the services performed by Stanwich in the past, the Company's decision to begin compensating Mr. Bradley and Mr. Poole for their services as Chairman and Vice Chairman of the Board of Directors, and the expectation that a reduced level of consulting service would be required as the Company matured. Under both the current and prior agreements, Stanwich agreed to provide such level of consulting services relating to strategic business and tax planning and investment analysis as the Company reasonably may request. No fixed, minimum or maximum number of hours of service is or was specified.

  In January 1997, the Company acquired 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. (then known as Stanwich Leasing, Inc.) for an aggregate purchase price of $100,000. The selling shareholders included Charles
E. Bradley, Sr. and John G. Poole, each of whom is an officer, director and shareholder of the Company and who received, respectively, $45,000 and $15,000 of the purchase price. Messrs. Bradley, Sr. and Poole, the founders of CPS Leasing, Inc. purchased their shares in 1996 for $450 and $150, respectively. CPS Leasing, Inc. ("CPSL") is in the business of leasing equipment and containers to others. The purchase price for CPSL was determined by negotiation between the Company and CPSL's selling shareholders. The transaction was approved by the Company's disinterested directors, consisting of Messrs. Chrystie, Roberts and Simms. The remaining 20% of CPSL not acquired by the Company is held by Charles E. Bradley, Jr., who is the President and a director of the Company.

  The purpose of acquiring CPSL was to enter into the equipment leasing business. CPSL finances its purchases of the equipment that it leases to others through either of two lines of credit. Amounts borrowed by CPSL under one of those two lines of credit have been guaranteed by the Company. As of March 31, 1998 the total amount outstanding under the two lines of credit was approximately $1,681,253, of which the Company had guarantied approximately $1,153,516. The Company has also financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL does not borrow under its lines of credit. The aggregate amount of advances made by the Company to CPSL as of March 31, 1998, is $2,166,319. The advances related to operations bear interest at the rate of 8.5% per annum. The advances related to the fraction of the purchase price of leased equipment is not interest bearing.

  In order to obtain long-term subordinated debt financing on the terms described below, the Company in May 1997 assisted Stanwich Holdings, Inc. ("Holdings") in its acquisition of a company now known as Stanwich Financial Services Corp. ("Financial Services"). Charles E. Bradley, Sr., Charles E. Bradley, Jr. and John G. Poole, who are officers and directors of the Company, at that time collectively owned 92.5% of the common stock of Holdings, and Mr. Bradley, Sr. is the president and the sole director of Holdings.

  On May 20, 1997 the Company purchased $14,500,000 of preferred stock of Holdings. Holdings used the proceeds of the Company's investment, together with other funds, to acquire all of the capital stock of Financial Services, which is engaged in the structured settlement business. Dividends on the Holdings preferred stock held by the Company were cumulative at the rate of 9% per annum. The preferred stock was redeemed in August 1997 at an aggregate price of $14.9 million, including accrued dividends.

  As an additional consideration to the Company for making the preferred stock investment in Holdings, Holdings made a commitment (the "Loan Commitment") to cause Financial Services to make the following loans to the Company:

 . A 60-day loan of $14,500,000 bearing interest at 8% per annum. This loan was funded on May 21, 1997, and was repaid in its entirety in August 1997.

 . An unsecured loan (the "Additional Loan") of $15,000,000. This loan has a maturity of seven years and bears interest at the rate of 9% per annum. The Additional Loan may be pre-paid without penalty at any time after three years. Financial Services has the option to convert 20% of the principal into shares of common stock of the Company at a price of $11.55 per share, which is 130% of the closing price of such stock on the Nasdaq Stock Market on the date of the Loan Commitment.

 . An unsecured loan (the "Second Additional Loan") in an amount (up to
  $15,000,000) to be determined by the Company, and on the same terms as the Additional Loan. The Company chose not to draw on this loan commitment.

  The terms of the Additional Loan are the same as the terms applicable to the $20 million of partially convertible debt securities ("Participating Equity Notes" or "PENs") issued by the Company in its underwritten public debt offering completed in April 1997 (the "PENs Financing"), except that the terms of the Additional Loan are more favorable to the Company than the terms of the PENs Financing in three respects. First, the interest rate under the Additional Loan is 150 basis points lower than the interest rate under the PENs Financing. Second, only 20% of the principal of the Additional Loan is convertible into common stock of the Company, as compared to 25% under the PENs Financing.
Third, the conversion price per share is $11.55 per share (determined as 130% of the market price per share on the date of Loan Commitment), as compared to $10.15 per share (determined as 125% of the market price per share on the effective date of the public offering of debt) in the PENs Financing.

  As further consideration for the preferred stock investment by the Company, the shareholders of Holdings granted to the Company the option to acquire 100% of the outstanding common stock of Holdings from them at a price equal to 80% of the fair market value of such stock at the time of option exercise, as determined by an independent appraisal. The option was to be exercisable from May 22, 2000 through May 21, 2003. The Company subsequently agreed to release that option in connection with the March 1998 purchase of Holdings by NAB Asset Corporation, discussed below.

  In the acquisition of Financial Services by Holdings, the Company as a preferred shareholder of Holdings agreed to indemnify the former owners of Financial Services (who are not affiliates of the Company) if claims are made against them by creditors of Financial Services relating to certain matters occurring on or after the closing date of the acquisition.

  In August 1997, the Company entered into a short-term line of credit agreement with Financial Services ("Short-Term Line"), to supplement its working capital resources. Under the Short-Term Line, Financial Services agreed to lend up to $25 million to the Company from time to time upon request, through December 19, 1997. Any amount outstanding at December 31, 1997 would be due at that time. Borrowings under the Short-Term Line bore interest at the rate of 10% per annum, and the Company paid a $250,000 (one percent) commitment fee to Financial Services in connection with opening the line of credit. The Company drew the full amount of the line at its inception, none of which remained outstanding at December 31, 1997.

  In the ordinary course of its business operations, the Company from time to time purchases retail automobile installment contracts from an automobile dealer, Cars USA, which is owned by a corporation of which Mr. Bradley, Sr. and Mr. Bradley, Jr. are the principal shareholders. During the year ended December 31, 1997, the Company purchased 183 such contracts, with an aggregate principal balance of $2,405,100. The Company paid an aggregate of $2,325,700 for such contracts. All such purchases were on the Company's normal business terms.

  The Company has provided inventory financing ("flooring") and has lent additional monies to Cars USA. As of December 31, 1997, the total amount owed to the Company was $1,350,954, of which $790,000 represented flooring. The largest aggregate amount of indebtedness outstanding at any time since the beginning of the last fiscal year was $1,024,000, as of March 31, 1998. The flooring financing is a revolving line of credit, bearing interest at 10% per year, with a maximum advance depending upon the value of used car inventory, and with an overall maximum of $1,500,000. Other borrowings in the aggregate amount of $250,000 do not bear interest. The remainder of the amount owed to the Company represents fees for services performed for the dealer by the Company.

  On March 2, 1998 the shareholders of Holdings sold all outstanding shares of the capital stock of Holdings to NAB Asset Corp. ("NAB"). In connection with that transaction, the Company agreed to extinguish its option to acquire all of the outstanding common stock of Holdings. In exchange for termination of the option, NAB issued to the Company a promissory note in the principal amount of $530,835, which bears interest at the rate of 7% per annum, and matures on March 2, 2003. The amount payable under that note is contingent on the earnings of Financial Services. If cumulative pre-tax income of Financial Services over the period from May 21, 1997 through January 31, 2003 is less than $21 million, the principal amount payable under the note is reduced, at the rate of $.1435 for each dollar of shortfall. In no event, however, will the principal amount payable under that note be reduced to less than $134,000.

  On December 30, 1997, the Company lent an aggregate of $9,500,000 to NAB on an unsecured basis, represented by two promissory notes in the amounts of $5.5 million and $4.0 million. Each such note bears interest at 13% per annum, payable quarterly, and is due June 30, 1998. A loan fee in the amount of $65,000 is also due at that time. On December 31, 1997, Financial Services purchased the $4.0 million note from the Company, at par. Of the $5.5 million remaining, NAB paid the Company $2.0 million in March 1998. Messrs. Bradley, Sr. and Bradley, Jr. are directors of NAB, and Mr. Bradley, Sr., is its chief executive officer. The Company owns approximately 38% of the outstanding shares of NAB, and the remaining shares of NAB are publicly held.

  The agreements and transactions described above were not entered into between parties negotiating or dealing on an arm's length basis, but were entered into by the Company with the parties who personally benefited from such transactions and who had a control or fiduciary relationship with the Company. In each case such agreements and transactions have been reviewed and approved by the members of the Company's Board of Directors who are disinterested with respect thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC.
(Registrant)

/s/ Jeffrey P. Fritz          Date:  April 30, 1998
--------------------
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer