Form 10-Q
period 1998-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 1998-05-15
CIK 889609

================================================================================
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                       Commission file number:  1-11416

                       CONSUMER PORTFOLIO SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                         California                                            33-0459135
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

                 2 Ada, Irvine, California                                        92618
         (Address of principal executive offices)                               (Zip Code)

                Registrant's telephone number:  (949) 753-6800

   Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 14, 1998, the registrant had 15,214,242 common shares outstanding.

--------------------------------------------------------------------------------
================================================================================

               Consumer Portfolio Services, Inc. and Subsidiaries
            Index to Form 10-Q for the Quarter Ended March 31, 1998


Part I.  Financial Information

   Item 1. Financial Statements

           Condensed consolidated balance sheets as of March 31, 1998 and December 31, 1997.

           Condensed consolidated statements of earnings for the three month periods ended March 31, 1998 and 1997.

           Condensed consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997.

           Notes to condensed consolidated financial statements.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                        PART I - FINANCIAL INFORMATION


              Consumer Portfolio Services, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                        March 31,   December 31,
                                                        ---------   ------------
                                                          1998          1997
                                                          ----          ----
Assets
Cash                                                    $    782      $  1,745
Contracts held for sale (note 2)                         127,104        68,271
Servicing fees receivable                                  5,431         5,425
Residual interest in securitizations (note 3)            139,991       124,616
Furniture and equipment, net                               3,708         3,128
Taxes receivable                                            --           1,528
Deferred financing costs                                   1,759         1,840
Investment in unconsolidated affiliates                    4,173         3,892
Related party receivables                                  5,338         7,295
Other assets                                               9,899         8,155
                                                        --------      --------
                                                        $298,185      $225,895
                                                        ========      ========

Liabilities and Shareholders' Equity
Liabilities
Accounts payable & accrued expenses                     $ 18,647      $ 10,427
Warehouse lines of credit                                116,452        61,666
Taxes payable                                              2,223          --
Deferred tax liability                                    13,143        13,143
Capital lease obligation                                   1,689         1,492
Notes payable                                              2,267         1,506
Subordinated debt                                         40,000        40,000
Related party debt                                        15,055        15,055
                                                        --------      --------
                                                         209,476       143,289

Shareholders' Equity
Preferred stock, $1 par value; authorized 5,000,000
  shares; none issued                                       --            --
Series A preferred stock, $1 par value; authorized
  5,000,000 shares; 3,415,000 shares issued;
  none outstanding                                          --            --
Common stock, no par value; authorized 30,000,000
  shares; 15,210,042 shares issued and outstanding
  at March 31, 1998 and December 31, 1997                 42,261        42,261
Notes receivable from exercise of options                   --            (500)
Retained earnings                                         46,448        40,845
                                                        --------      --------
                                                          88,709        82,606
                                                        --------      --------
                                                        $298,185      $225,895
                                                        ========      ========

See accompanying notes to condensed consolidated financial statements

              Consumer Portfolio Services, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Earnings
                     (In thousands, except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------

                                                             1998        1997
                                                          ----------  ----------
Revenues:
Gain on sale of contracts, net (note 3 and 4)               $12,782     $ 7,333
Interest income (note 5)                                      9,071       5,706
Servicing fees                                                5,096       2,829
Other                                                           370         389
                                                            -------     -------
                                                             27,319      16,257
                                                            -------     -------

Expenses:
Employee costs                                                5,397       3,222
General and administrative                                    4,532       2,482
Interest                                                      3,915       1,438
Provision for credit losses                                   2,537       1,027
Marketing                                                       448         320
Occupancy                                                       481         244
Depreciation and amortization                                   332         362
Related party consulting fees                                    19          19
                                                            -------     -------
                                                             17,661       9,114
                                                            -------     -------
Earnings before income taxes                                  9,658       7,143
Income taxes                                                  4,055       2,998
                                                            -------     -------
Net earnings                                                $ 5,603     $ 4,145
                                                            =======     =======

Earnings per share (note 6):
  Basic                                                     $  0.37     $  0.29
  Diluted                                                   $  0.34     $  0.27

Number of shares used in computing earnings per share
 (note 6):
  Basic                                                      15,210      14,170
  Diluted                                                    16,628      15,439

See accompanying notes to condensed consolidated financial statements

              Consumer Portfolio Services, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                   -----------------------
                                                                      1998         1997
                                                                   ----------   ----------
Cash flows from operating activities:
   Net earnings                                                    $   5,603    $   4,145
   Adjustments to reconcile net earnings to net cash used in
     operating activities:
     Depreciation and amortization                                       332          362
     Amortization of net interest receivables                          4,952        2,587
     Amortization of deferred financing costs                             81           39
     Provision for credit losses                                       2,537        1,027
     NIR gains recognized                                            (10,750)      (6,101)
     (Gain) loss on investment in unconsolidated affiliates             (216)          81
     Changes in operating assets and liabilities:
       Purchases of contracts held for sale                         (254,189)    (114,103)
       Liquidation of contracts held for sale                        192,819       99,650
       Servicing fees receivable                                          (6)      (2,403)
       Initial deposits to spread accounts                            (6,543)      (3,581)
       Deposits to spread accounts and overcollateralization
         accounts                                                    (12,999)      (6,331)
       Release of cash from spread accounts                            9,965        4,463
       Other assets                                                   (1,777)        (447)
       Accounts payable and accrued expenses                           8,220        5,559
       Warehouse lines of credit                                      54,786       12,579
       Taxes payable/receivable                                        3,751        2,941
                                                                   ---------    ---------
          Net cash (used in) provided by operating activities         (3,434)         467

Cash flows from investing activities:
   Advances to related parties                                          (157)        --
   Repayment of related party receivables                              2,114          173
   Investment in unconsolidated affiliate                                (65)        --
   Purchases of furniture and equipment                                 (528)        (351)
   Purchase of subsidiary, net of cash acquired                         --             92
                                                                   ---------    ---------
          Net cash provided by (used in) investing activities          1,364          (86)

Cash flows from financing activities:
   Issuance of notes payable                                             990         --
   Repayment of capital lease obligations                               (154)        --
   Repayment of notes payable                                           (229)        (190)
   Exercise of options and warrants                                      500           51
                                                                   ---------    ---------
          Net cash provided by (used in) financing activities          1,107         (139)
                                                                   ---------    ---------
Increase (decrease) in cash                                             (963)         242

Cash at beginning of period                                            1,745          154
                                                                   ---------    ---------
Cash at end of period                                              $     782    $     396
                                                                   =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                   $   3,546    $   1,304
        Income taxes                                               $     200    $      45

Supplemental disclosure of non-cash investing and financing
  activities:
      Issuance of common stock upon conversion of debt             $    --      $   3,000
      Furniture and equipment acquired through capital leases      $     351    $    --

      Purchase of CPS Leasing, Inc.
          Assets acquired                                          $    --      $   2,718
          Liabilities assumed                                           --         (2,638)
                                                                   ---------    ---------
          Cash paid to acquire business                                 --             80
          Less: cash acquired                                           --           (172)
                                                                   ---------    ---------
          Net cash received upon acquisition                       $    --      $     (92)
                                                                   =========    =========

See accompanying notes to condensed consolidated financial statements

                       Consumer Portfolio Services, Inc.
             Notes to Condensed Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

     Unaudited Condensed Consolidated Financial Statements

     The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three month period ended March 31, 1998, are not necessarily indicative of the operating results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alton Receivables Corp., CPS Receivables Corp., CPS Marketing, Inc., CPS Funding Corp., and CPS Warehouse Corp. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp., LINC Acceptance Company, LLC and CPS Leasing, Inc., all of which are 80% owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated. Investments in affiliates that are not majority owned are reported using the equity method.

     Contracts Held for Sale

     Contracts held for sale include automobile installment sales contracts (generally, "Contracts") on which interest is precomputed and added to the principal amount financed. The interest on precomputed Contracts is included in unearned financed charges. Unearned financed charges are amortized over the remaining period to contractual maturity, using the interest method. Contracts held for sale are stated at the lower of cost or market value. Market value is determined by purchase commitments from investors and prevailing market prices. Gains and losses are recorded as appropriate when Contracts are sold. The Company considers a transfer of Contracts, where the Company surrenders control over the Contracts, a sale to the extent that consideration, other than beneficial interests in the transferred Contracts, is received in exchange for the Contracts.

     Allowance for Credit Losses

     The Company provides an allowance for credit losses that management believes provides adequately for known and inherent losses that may develop in the Contracts held for sale. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of underlying collateral, and general economic conditions and trends.

   Contract Acquisition Fees and Discounts

   Upon purchase of a Contract from an automobile dealer ("Dealer"), the Company generally charges the Dealer an acquisition fee or purchases the Contract at a discount from its face value. The acquisition fees and discounts associated with Contract purchases are deferred until the Contracts are sold. At that time the deferred acquisition fee or discount is recognized as a component of the gain on sale.

                       Consumer Portfolio Services, Inc.
             Notes to Condensed Consolidated Financial Statements

   Residual Interest in Securitizations and Gain on Sale of Contracts

   The Company purchases Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owners trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts at face value and without recourse, except that the normal representations and warranties provided by the Dealer to the Company are similarly provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. In addition, the Company provides a credit enhancement for the benefit of the investors in the form of an initial cash deposit to a specific account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the Spread Accounts be maintained at specified levels.

   At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Contracts retained from the securitizations ("Residuals"), The Residuals consist of (a) the cash held in the Spread Account and (b) the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received by the Trust in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company in the securitization transaction.

   The Company allocates its basis in the Contracts between the portion of the Contracts sold (as Certificates) and the portion retained (the Residuals) based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of such residual interests. Accordingly, the Company determines the estimated fair value of the Residuals by discounting the cash flows that it estimates will be released from the Spread Account (the cash out method), using a discount rate that the Company believes is commensurate with the risks involved. In valuing the Residuals, the Company has utilized an effective discount rate of approximately 14% per year.

   The Company receives periodic base servicing fees for its servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay (i) the Certificate principal and interest, (ii) the base servicing fees and (iii) certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees (such as trustee and custodial fees) for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account.
If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or, in certain cases, transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in either high quality liquid investment securities, as specified in the Servicing Agreements, or, pursuant to certain Servicing Agreements, is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). Spread Account balances are held by the Trusts on behalf of the Company as owner of the Residuals. Such balances are generally defined as percentages of the principal amount remaining unpaid on the Contracts sold to the respective Trusts. The Spread Account includes both qualified investments and OC accounts (see Note 3).

   The annual percentage rate ("APR") on the Contracts is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default

                       Consumer Portfolio Services, Inc.
             Notes to Condensed Consolidated Financial Statements


loss severity as they affect the amount and timing of estimated future cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the affect of trends in the industry. The Company's prepayment and default estimates have resulted in original estimated average lives of its Contracts of between 22 and 26 months. The Company has used a constant prepayment estimate of 15%. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates that default losses as a percentage of the original principal balance will total approximately 14%.

     In future periods, if the actual performance of the Contracts is better than originally estimated by the Company, the Company would either recognize additional revenue from the Residuals or increase their estimated fair value. Alternatively, if the actual performance of the Contracts is less than originally estimated by the Company, then a reduction of the carrying value of the Residuals may be required.

(2)  Contracts Held for Sale

     The following table presents the components of Contracts held for sale:

                                                                                March 31,        December 31,
                                                                                  1998              1997
                                                                                ---------        -----------
                                                                                      (in thousands)

Gross receivable balance....................................................   $ 149,743           $ 81,906
Unearned finance charges....................................................     (15,087)           (10,077)
Deferred acquisition fees and discounts.....................................      (3,003)            (1,092)
Allowance for credit losses.................................................      (4,549)            (2,466)
                                                                               ---------           --------
Net contracts held for sale.................................................   $ 127,104           $ 68,271
                                                                               =========           ========

(3)  Residual Interest in Securitizations

     The following table presents the components of the residual interest in securitizations:

                                                                                March 31,       December 31,
                                                                                  1998              1997
                                                                                ---------       -----------
                                                                                    (in thousands)

Funds held by investor.....................................................     $    459          $     579
Investments in subordinated certificates...................................          695                791
Cash, commercial paper, US government securities and other qualifying
 investments (Spread Account)..............................................       70,918             68,513
OC accounts................................................................       17,009              9,621
NIRs.......................................................................       50,910             45,112
                                                                               ---------          ---------
Residual interest in securitizations:......................................    $ 139,991          $ 124,616
                                                                               =========          =========

                       Consumer Portfolio Services, Inc.
             Notes to Condensed Consolidated Financial Statements

  The following table presents the activity of the NIRs:

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                   1998              1997
                                                                                --------           --------
                                                                                      (in thousands)
Balance, beginning of period...............................................     $ 45,112           $ 23,654
NIR gains recognized.......................................................       10,750              6,101
Amortization of NIRs.......................................................       (4,952)            (2,587)
                                                                                --------           --------
Balance, end of period.....................................................     $ 50,910           $ 27,168
                                                                                ========           ========

         The following table presents estimated credit losses as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                                March 31,        December 31,
                                                                                   1998              1997
                                                                                ---------        ------------
                                                                                       (in thousands)

Estimated credit losses....................................................    $ 105,017         $  90,814
Servicing subject to recourse provisions...................................    $ 935,733         $ 830,918
                                                                               =========         =========
Estimated credit losses as percentage of servicing subject to recourse
         provisions........................................................        11.22%            10.93%
                                                                               =========         =========

(4)  Gain on Sale of Contracts

         The following table presents components of net gain on sale of
         Contracts:

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                   1998             1997
                                                                                --------           -------
                                                                                      (in thousands)
NIRs gains recognized......................................................     $ 10,750           $ 6,101
Deferred acquisition fees and discounts....................................        2,925             1,905
Expenses related to sales..................................................         (893)             (673)
                                                                                --------           -------
Net gain on sale of contracts..............................................     $ 12,782           $ 7,333
                                                                                ========           =======

(5)  Interest Income

  The following table presents the components of interest income:

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                   1998              1997
                                                                                 -------           -------
                                                                                      (in thousands)
Interest on Contracts held for sale........................................      $ 7,838           $ 2,707
Residual interest income...................................................        6,185             5,586
Amortization of NIRs.......................................................       (4,952)           (2,587)
                                                                                 -------           -------
Net interest income........................................................      $ 9,071           $ 5,706
                                                                                 =======           =======

                       Consumer Portfolio Services, Inc.
             Notes to Condensed Consolidated Financial Statements

(6)  Earnings per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, entitled "Earnings per Share" ("SFAS No. 128"). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been restated to conform to SFAS No. 128.

The following table illustrates the computation of basic and diluted earnings per share:

                                                                              Three Months Ended March 31,
                                                                             -----------------------------
                                                                                   1998            1997
                                                                             -------------    ------------
                                                                                     (In thousands,
                                                                                  except per share data)
Numerator:
---------
Numerator for basic earnings per share  -- net earnings...................       $ 5,603           $ 4,145
Interest on borrowings, net of tax effect on conversion of convertible
subordinated debt ........................................................           115                 3
                                                                                 -------           -------
Numerator for diluted earnings per share..................................       $ 5,718           $ 4,148
                                                                                 =======           =======

Denominator:
-----------
Denominator for basic earnings per share  --  weighted average number
of common shares outstanding during the period............................        15,210            14,170
Incremental common shares attributable to exercise of outstanding
options and warrants......................................................           673             1,178
Incremental common shares attributable to conversion of subordinated debt            745                91
                                                                                 -------            ------
Denominator for diluted earnings per share................................        16,628            15,439
                                                                                 =======            ======

Basic earnings per share..................................................       $  0.37           $  0.29
                                                                                 =======           =======

Diluted earnings per share................................................       $  0.34           $  0.27
                                                                                 =======           =======

(7)  Recent Accounting Pronouncements

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, entitled "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established Standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997. Comprehensive income for the quarters ending March 31, 1998 and 1997, respectively, was the same as net income as the Company had no components of other comprehensive income.

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

Residual Interest in Securitizations and Gain on Sale of Contracts
------------------------------------------------------------------

     The Company purchases Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts at face value and without recourse, except that the normal representations and warranties provided by the Dealer to the Company are similarly provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. In addition, the Company provides a credit enhancement for the benefit of the investors in the form of an initial cash deposit to a specific account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the Spread Accounts be maintained at specified levels.

     At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Contracts retained from the securitizations ("Residuals"), The Residuals consist of (a) the cash held in the Spread Account and (b) the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received by the Trust in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company in the securitization transaction.

     The Company allocates its basis in the Contracts between the portion of the Contracts sold (as Certificates) and the portion retained (the Residuals) based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of such residual interests. Accordingly, the Company determines the estimated fair value of the Residuals by discounting the cash flows that it estimates will be released from the Spread Account (the cash out method), using a discount rate that the Company believes is commensurate with the risks involved. In valuing the Residuals, the Company has utilized an effective discount rate of approximately 14% per year.

     The Company receives periodic base servicing fees for its servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay (i) the Certificate principal and interest, (ii) the base servicing fees and (iii) certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees (such as trustee and custodial fees) for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from

                       Consumer Portfolio Services, Inc.

the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in either high quality liquid investment securities, as specified in the Servicing Agreements, or, pursuant to certain Servicing Agreements, is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). Spread Account balances are held by the Trusts on behalf of the Company as owner of the Residuals. Such balances are generally defined as percentages of the principal amount remaining unpaid on the Contracts sold to the respective Trusts. The Spread Account includes both qualified investments and OC accounts (see Note 3).

     The annual percentage rate ("APR") on the Contracts is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of estimated future cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the affect of trends in the industry. The Company's prepayment and default estimates have resulted in original estimated average lives of its Contracts of between 22 and 26 months. The Company has used a constant prepayment estimate of 15%. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates that default losses as a percentage of the original principal balance will total approximately 14%.

     In future periods, if the actual performance of the Contracts is better than originally estimated by the Company, the Company would either recognize additional revenue from the Residuals or increase their estimated fair value. Alternatively, if the actual performance of the Contracts is less than originally estimated by the Company, then a reduction of the carrying value of the Residuals may be required.

Results of Operations

The three month period ended March 31, 1998 compared to the three month period
------------------------------------------------------------------------------
ended March 31, 1997
--------------------

     Revenues. During the three months ended March 31, 1998, revenues increased $11.1 million, or 68.0%, compared to the three month period ended March 31, 1997. Gain on sale of Contracts increased by $5.4 million, or 74.3%, and represented 46.8% of total revenues for the three month period ended March 31, 1998. The increase in gain on sale is largely due to the increased volume of Contracts sold in the period. During the three month period ended March 31, 1998, the Company sold $187.0 million in Contracts, compared to $102.3 million in the three month period ended March 31, 1997.

     Interest income increased by $3.4 million, or 59.0%, and represented 33.2% of total revenues for the three month period ended March 31, 1998. The increase is due to the increase in the volume of Contracts purchased and held for sale, and the increase in the amount of sold Contracts. During the three month period ended March 31, 1998, the Company purchased $254.2 million in Contracts from Dealers, compared to $114.1 million in the three month period ended March 31, 1997.

     Servicing fees increased by $2.3 million, or 80.1%, and represented 18.7% of total revenues. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of March 31, 1998, the Company was earning servicing fees on 87,833 Contracts with aggregate outstanding principal balances approximating $935.7 million, compared to 51,205 Contracts with aggregate outstanding principal balances approximating $541.5 million as of March 31, 1997. In addition to the $935.7 million in sold Contracts, on which servicing fees were earned, the Company was holding for sale and servicing an additional $134.7 million in Contracts, for an aggregate total servicing portfolio of $1.1 billion.

     The growth in the Company's revenue and expenses is a result of increases in the volume of Contract purchases and in the Company's servicing portfolio. The Company has achieved these increases primarily by increasing market penetration in existing geographic areas and increasing the number of marketing representatives and Dealers. At March 31, 1998, the

                       Consumer Portfolio Services, Inc.

Company had 89 marketing representatives servicing 3,637 Dealers, compared to 56 representatives servicing 2,464 Dealers at March 31, 1997.

     Expenses. During the three month period ended March 31, 1998, operating expenses increased $8.5 million, or 93.8%, compared to the three month period ended March 31, 1997. Employee costs increased by $2.2 million, or 67.5%, and represented 30.6% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $2.1 million, or 82.6% and represented 25.7% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

     Interest expense increased $2.5 million, or 172.3%, and represented 22.2% of total operating expenses. During the three month period ended March 31, 1998, interest expense consisted primarily of interest on (i) borrowings under two warehouse lines of credit ("Warehouse Lines") used to acquire Contracts and hold them pending securitization, (ii) $20 million of outstanding Rising Interest Subordinated Redeemable Securities due 2006 ("RISRS"), (iii) $20 million of outstanding Participating Equity Notes due 2004, and (iv) $15 million of unsecured related party debt due 2004. With respect to the Warehouse Lines, the Company's cost of borrowed funds varies with market rates, and the total interest payable is affected in proportion to the amount of Contract purchases funded under the Warehouse Lines and the average time such Contracts are held prior to securitization. With respect to the RISRS debt, the interest paid on the debt increases each calendar year from 10.25% at present to 12.00% in 2004, and then to 12.50% until maturity at December 31, 2005. With respect to the PENs, interest is payable at a fixed rate of 10.50% per annum. With respect to the $15 million unsecured related party loan due 2004, interest is payable at a fixed rate of 9.0% per annum. The increase in interest expense as compared to the prior year's period is due primarily to increased average borrowings under the Warehouse Lines to finance purchases of Contracts. Also not included in the prior year's period was interest payable with respect to the 10.50% PENs debt and the 9.0% related party loan.

     During the three month period ended March 31, 1998, the provision for losses on Contracts held for sale increased by $1.5 million, or 147.0%, and represented 14.4% of total operating expenses. The provision for losses on Contracts held for sale and the related allowance for credit losses vary from quarter to quarter based on a number of factors, including (i) the dollar amount of Contracts held for sale at the end of the period, (ii) the relative age of those Contracts, (iii) the estimated credit risk of those Contracts, and (iv) the portion of Contracts that are seriously past due or are assigned for, or in, repossession. The principal factor that caused the provision for losses on Contracts held for sale to increase as compared to the prior year's period was an increase in the amount of Contracts held for sale.

     In March 1997, the Company opened a satellite collections facility in Chesapeake, Virginia. In April 1998, the Company obtained additional contiguous space at the Virginia facility. In addition, the Company obtained additional leased space in the vicinity of its California headquarters in September 1997. Lease of such additional space resulted in increased occupancy and general and administrative expenses in the three month period ended March 31, 1998, which should be expected to increase further in future periods. In October 1997, the Company entered into an agreement to have constructed a building of approximately 115,000 square feet, and to lease that building for a ten-year period commencing with its completion. The Company intends to occupy the new building, located approximately two miles from the Company's current principal location, as its headquarters. Increased occupancy expenses commensurate with the increase in space leased should be anticipated for future periods.

     The Company continues to expand its staff to accommodate increases in its purchases of Contracts and in its servicing portfolio. The Company therefore expects to incur commensurate additional employee costs in future periods.

Liquidity and Capital Resources

     The Company's primary sources of cash from operating activities include amounts borrowed under the Warehouse Lines, servicing fees on portfolios of Contracts it has previously sold, cash flows released from Spread Accounts, proceeds from sales of Contracts, customer payments on Contracts held for sale, and interest earned on Contracts held for sale. The Company's primary uses of cash include the purchase of Contracts, repayment of amounts borrowed under the Warehouse Lines, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes.

                       Consumer Portfolio Services, Inc.

     Net cash used in operating activities was $3.4 million during the three month period ended March 31, 1998, compared to net cash provided by operating activities of $639,000 during the three month period ended March 31, 1997. Cash used for purchasing Contracts was $254.2 million, an increase of $140.1 million, or 122.8%, over cash used for purchasing Contracts in the prior year's period. Cash provided from the liquidation of Contracts was $192.8 million, an increase of $93.0 million, or 93.2%, over cash provided from the liquidation of Contracts in the prior year's period.

     The Company's cash requirements have been and will continue to be significant. The Servicing Agreements require the Company to make a significant initial cash deposit, for purposes of credit enhancement, to the Spread Accounts. Excess cash flows from the securitized Contracts are also deposited into the Spread Accounts until such time as the Spread Account balance reaches its requisite level, which is computed as a specified percent of the outstanding balance of the related asset-backed securities.

     During the three month period ended March 31, 1998, cash used for initial deposits to Spread Accounts was $6.5 million, an increase of $3.0 million, or 82.7%, from the amount of cash used for initial deposits to Spread Accounts in the prior year's period. Cash deposited to Spread Accounts for the three month period ended March 31, 1998, was $13.0 million, an increase of $6.7 million, or 105.3%, over cash deposited to Spread Accounts in the prior year's period. The cash deposited in Spread Accounts for the three month period ended March 31, 1998, includes $7.4 million of cash used to pay down certain Certificates to create excess collateral in an overcollateralization account. Cash released from Spread Accounts for the three month period ended March 31, 1998, was $10.0 million, an increase of $5.5 million, or 123.3%, over cash released from Spread Accounts in the prior year's period. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's servicing portfolio. The cash requirements for the Spread Account established in connection with the Company's most recent securitization transaction were higher than in the prior year, which increased requirements are expected to continue.

     On a day-to-day basis, the Company funds its purchases of Contracts from Dealers by drawing on either of two Warehouse Lines of Credit (collectively referred to as the "Warehouse Lines"), and pledges the purchased Contracts to one or the other warehouse lender. The amount borrowed under the Warehouse Lines increases until the Company sells the pledged Contracts in a securitization transaction, at which time the majority of the proceeds of the sale are used to pay down the balance of the Warehouse Lines. Securitization transactions are typically completed on a quarterly basis. The Company has experienced continued growth in the levels of Contracts purchased and securitized and expects that such growth may continue. The amount of Contracts that the Company can hold for sale prior to a securitization is limited by its available cash and the two Warehouse Lines which aggregated to $250 million at March 31, 1998. In May 1998, one of the existing lenders agreed to a temporary increase (through June 30, 1998), in the amount available under its Warehouse Line from $150 million to $180 million, giving the Company a total of $280 million of Warehouse Line availability.

     The Company funds the increase in its servicing portfolio through off balance sheet securitization transactions, and funds its other capital needs with cash from operations and with the proceeds from the issuance of various debt instruments. During the three month period ended March 31, 1998, the Company engaged in one securitization transaction, in March 1998. The interest rate payable on the senior Certificates issued in the Company's March 1998 securitization was 6.00%, as compared with 6.55% payable on the similar securities issued in the Company's March 1997 securitization transaction. The change in the rates is primarily due to changes in rates payable on U.S. Treasuries of similar maturities.

     In April 1998, the Company established a $33.3 million revolving line of credit (the "Revolving Line") with State Street Bank and Trust Company, Prudential Insurance and an affiliate of Prudential. Borrowings under the Revolving Line bear interest at LIBOR + 4.0%, and are secured by the Company's assets, including its residual interest in Securitizations. The Revolving Line is a revolving facility for one year, after which it converts into a loan with a maximum term of four years.

     There can be no assurance that such financing will continue to be available to the Company, nor that the cost of any such financing will not increase materially in the future.

     The Company anticipates that the proceeds from the Revolving Line, funds available under the Warehouse Lines, proceeds from the sale of Contracts and cash from operations will be sufficient to satisfy the Company's estimated cash requirements for the next twelve months, assuming that the Company continues to have a means by which to sell its warehoused Contracts. If for any reason the Company is unable to sell its Contracts, or if the Company's available cash

                       Consumer Portfolio Services, Inc.

otherwise proves to be insufficient to fund operations (because of future changes in the industry, general economic conditions, unanticipated increases in expenses, or other factors), the Company may be required to seek additional funding.

     In January 1997, the Company acquired a company engaged in the equipment leasing business. Any material growth in that subsidiary's business will require significant capital resources, to allow that subsidiary to purchase equipment for lease. As of March 31, 1998, the leasing company had a line of credit for $20.0 million to purchase equipment for lease. Borrowings under the line are collateralized by the underlying equipment and bear interest at a variable rate ranging from 1.85% to 3.0% over the five year U.S. Treasuries rate, depending on the investment rating of the lessee to whom the equipment is leased. The line of credit expires December 31, 2005.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. SFAS No. 131 becomes effective for the Company's 1998 annual financial statements. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 131. Application of SFAS No. 131 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Year 2000

     The Company has performed an examination of its major software applications to ensure that each system is prepared to accommodate the year 2000. This examination included a review of program code that is maintained by the Company as well as obtaining confirmation from outside software vendors that their products are year 2000 compliant. In addition, the Company has communicated with firms with whom it does significant business to determine their readiness for the year 2000. The Company believes, based on its current examination, that the year 2000 will not have a material adverse impact on the Company's operations. However, there can be no assurance that software incompatibility with the year 2000 on the part of the Company or any of its significant suppliers will not have a material adverse effect on the Company.

Forward-Looking Statements

     The descriptions of the Company's business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding the future activities and results of operations of the Company. In particular, the statement that the Company expects continued growth in levels of Contracts purchased is a forward looking statement. Actual results may be adversely affected by various factors including the following: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated; changes in interest rates, adverse changes in the market for securitized receivables pools, or a substantial lengthening of the Company's warehousing period, each of which could restrict the Company's ability to obtain cash for new Contract originations and purchases; increases in the amounts required to be set aside in Spread Accounts or to be expended for other forms of credit enhancement to support future securitizations; the reduction or unavailability or warehouse lines of credit which the Company uses to accumulate Contracts for securitization transactions; increased competition from other automobile finance sources; reduction in the number and amount of acceptable Contracts submitted to the Company by its automobile dealer network; changes in government regulations affecting consumer credit; and other economic, financial and regulatory factors beyond the Company's control.

                       Consumer Portfolio Services, Inc.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   The following exhibits are filed as a part of this report.

         10.1 Residual Interest in Securitizations Revolving Credit and Term Loan Agreement dated as of April 30, 1998, between the Company and State Street Bank and Trust Company, for itself and as Agent for other lenders.

         10.2 Pledge and Security Agreement dated as of April 30, 1998, between the Company and State Street Bank and Trust Company.

         10.3   Revolving Credit and Term Note dated April 30, 1998

         27     Financial Data Schedule.

   (b) During the quarter for which this report is filed, the Company filed two reports on Form 8-K. Such reports were dated October 17, 1997 and December 5, 1997, and reported under Item 5 thereof the filing of final forms of agreements regarding, respectively, the Company's October 1997 and December 1997 securitization transactions. Both reports were filed on January 9, 1998.

                       Consumer Portfolio Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Consumer Portfolio Services, Inc.
                       (Registrant)



Date:  May 14, 1998    /s/  Charles E. Bradley, Jr.
                       -----------------------------------------------------
                       Charles E. Bradley, Jr.
                       Director, President, Chief Executive Officer
                       (Principal Executive Officer)



Date:  May 14, 1998    /s/  Jeffrey P. Fritz
                       -----------------------------------------------------
                       Jeffrey P. Fritz
                       Chief Financial Officer
                       (Principal Financial Officer and
                       Principal Accounting Officer)

                       Consumer Portfolio Services, Inc.

Exhibit Index

        10.1 Residual Interest in Securitizations Revolving Credit and Term Loan Agreement dated as of April 30, 1998, between the Company and State Street Bank and Trust Company, for itself and as Agent for other lenders.

        10.2 Pledge and Security Agreement dated as of April 30, 1998, between the Company and State Street Bank and Trust Company.

        10.3   Revolving Credit and Term Note dated April 30, 1998.

        27     Financial Data Schedule.