Form 10-Q
period 1998-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 1998-08-14
CIK 889609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 1-11416

                            ------------------------

                       CONSUMER PORTFOLIO SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     33-0459135
(STATE OR OTHER JURISDICTION OF INCORPORATION        (IRS EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

          2 ADA, IRVINE, CALIFORNIA                                92618
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER: (949) 753-6800
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                  REPORT: N/A

                            ------------------------

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 13, 1998, the registrant had 15,658,501 common shares outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                         PART I. FINANCIAL INFORMATION

                                                                       PAGE
                                                                       ----
Item 1.  Financial Statements
         Condensed consolidated balance sheets as of June 30, 1998
           and December 31, 1997.....................................    3
         Condensed consolidated statements of earnings for the three
           and six month periods ended June 30, 1998 and 1997........    4
         Condensed consolidated statements of cash flows for the six month periods ended
           June 30, 1998 and 1997....................................    5
         Notes to condensed consolidated financial statements........    6
         Management's Discussion and Analysis of Financial Condition
Item 2.    and Results of Operations.................................   11

                        PART II. OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds...................   18
Item 4.  Submission of Matters to a Vote of Security holders.........   19
Item 6.  Exhibits and Reports on Form 8-K............................   19
Signatures...........................................................   20

                        PART I -- FINANCIAL INFORMATION

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              JUNE 30,    DECEMBER 31,
                                                              --------    ------------
                                                                1998          1997
                                                              --------    ------------
Cash........................................................  $    982      $  1,745
Contracts held for sale (note 2)............................   236,908        68,271
Servicing fees receivable...................................     7,243         5,425
Residual interest in securitizations (note 3)...............   164,054       124,616
Furniture and equipment, net................................     3,984         3,128
Taxes receivable............................................        --         1,528
Deferred financing costs....................................     1,678         1,840
Investment in unconsolidated affiliates.....................     4,280         3,892
Related party receivables...................................     8,244         7,295
Other assets................................................    11,354         8,155
                                                              --------      --------
                                                              $438,727      $225,895
                                                              ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses.......................  $ 17,186      $ 10,427
Warehouse lines of credit...................................   233,225        61,666
Taxes payable...............................................    18,891        13,143
Capital lease obligation....................................     1,706         1,492
Notes payable...............................................     2,042         1,506
Residual financing..........................................    16,000            --
Subordinated debt...........................................    40,000        40,000
Related party debt..........................................    15,000        15,055
                                                              --------      --------
                                                               344,050       143,289
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 5,000,000 shares;
  none issued...............................................        --            --
Series A preferred stock, $1 par value; authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding.................        --            --
Common stock, no par value; authorized 30,000,000 shares;
  15,215,042 and 15,210,042 shares issued and outstanding at
  June 30, 1998 and December 31, 1997, respectively.........    42,304        42,261
Notes receivable from exercise of options...................        --          (500)
Retained earnings...........................................    52,373        40,845
                                                              --------      --------
                                                                94,677        82,606
                                                              --------      --------
                                                              $438,727      $225,895
                                                              ========      ========

     See accompanying notes to condensed consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        --------------------------    --------------------------
                                           1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
REVENUES:
Gain on sale of contracts, net (note
  4)..................................  $    16,560    $     7,942    $    29,341    $    15,275
Interest income (note 5)..............       14,524          5,967         23,596         11,673
Servicing fees........................        5,896          3,301         10,992          6,130
Other.................................          211            901            581          1,290
                                        -----------    -----------    -----------    -----------
                                             37,191         18,111         64,510         34,368
                                        -----------    -----------    -----------    -----------
EXPENSES:
Employee costs........................        6,954          3,311         12,350          6,533
General and administrative............        5,044          3,700          9,576          6,181
Interest..............................        4,614          2,221          8,529          3,659
Provision for credit losses...........        7,467            569         10,004          1,596
Marketing.............................        2,085            409          2,533            730
Occupancy.............................          498            290            979            534
Depreciation and amortization.........          270             43            603            405
Related party consulting fees.........           19             19             38             38
                                        -----------    -----------    -----------    -----------
                                             26,951         10,562         44,612         19,676
                                        -----------    -----------    -----------    -----------
Earnings before income taxes..........       10,240          7,549         19,898         14,692
Income taxes..........................        4,315          3,163          8,370          6,162
                                        -----------    -----------    -----------    -----------
Net earnings..........................  $     5,925    $     4,386    $    11,528    $     8,530
                                        ===========    ===========    ===========    ===========
Earnings per share (note 6):
  Basic...............................  $      0.39    $      0.31    $      0.76    $      0.60
  Diluted.............................  $      0.36    $      0.28    $      0.70    $      0.55
Number of shares used in computing
  earnings per share (note 6):
  Basic...............................   15,215,042     14,297,464     15,215,042     14,233,895
  Diluted.............................   16,761,651     15,772,014     16,683,348     15,613,891

     See accompanying notes to condensed consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..............................................  $  11,528    $   8,530
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
    Depreciation and amortization...........................        603          405
    Amortization of net interest receivables................     10,424        5,561
    Amortization of deferred financing costs................        162          106
    Provision for credit losses.............................     10,004        1,596
    NIR gains recognized....................................    (22,885)     (12,824)
    Loss on sale of fixed asset.............................         --           13
    Gain on sale of subsidiary..............................        (56)          --
    (Gain) loss on investment in unconsolidated
     affiliates.............................................       (322)        (614)
    Changes in operating assets and liabilities:
      Purchases of contracts held for sale..................   (592,624)    (276,095)
      Liquidation of contracts held for sale................    413,982      227,864
      Servicing fees receivable.............................     (1,818)      (2,631)
      Initial deposits to spread accounts...................    (17,096)      (7,759)
      Deposits to spread accounts and over-collateralization
       accounts.............................................    (25,708)     (13,049)
      Release of cash from spread accounts..................     15,825        8,773
      Other assets..........................................     (4,343)      (1,831)
      Accounts payable and accrued expenses.................      6,957        8,363
      Warehouse lines of credit.............................    171,559       17,737
      Taxes payable/receivable..............................      7,437        4,277
                                                              ---------    ---------
        Net cash used in operating activities...............    (16,371)     (31,578)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to related parties...............................     (1,113)          --
  Repayment of related party receivables....................        165           --
  Investment in preferred stock of related party............         --      (14,500)
  Investment in unconsolidated affiliate....................        (65)        (482)
  Purchases of furniture and equipment......................     (1,157)        (633)
  Net cash from sale of subsidiary..........................        381           --
  Purchase of subsidiary, net of cash acquired..............         --          (80)
                                                              ---------    ---------
        Net cash used in investing activities...............     (1,789)     (15,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in residual financing............................     16,000           --
  Issuance of notes to related party........................         --       29,500
  Issuance of notes payable.................................      1,453       20,000
  Repayment of capital lease obligations....................       (267)         (47)
  Repayment of notes payable................................       (332)        (440)
  Repayment of related party debt...........................         --         (403)
  Payment of financing costs................................         --       (1,165)
  Exercise of options and warrants..........................        543          105
                                                              ---------    ---------
        Net cash provided by financing activities...........     17,397       47,550
                                                              ---------    ---------
Increase (decrease) in cash.................................       (763)         277
Cash at beginning of period.................................      1,745          154
                                                              ---------    ---------
Cash at end of period.......................................  $     982    $     431
                                                              =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest..............................................  $   7,842    $   3,122
      Income taxes..........................................  $     860    $   2,033
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
    Issuance of common stock upon conversion of debt........  $      --    $   3,000
    Furniture and equipment acquired through capital
     leases.................................................  $     482    $     332
    Purchase of CPS Leasing, Inc.
      Assets acquired.......................................  $      --    $   2,718
        Liabilities assumed.................................         --       (2,638)
                                                              ---------    ---------
      Cash paid to acquire business.........................         --           80
      Less: cash acquired...................................         --         (172)
                                                              ---------    ---------
        Net cash received upon acquisition..................  $      --    $     (92)
                                                              =========    =========
    Sale of PIC Leasing, Inc.
      Net assets sold.......................................  $     705    $      --
      Net assets retained...................................       (155)          --
      Gain on sale of subsidiary............................         56           --
                                                              ---------    ---------
      Cash received from sale of subsidiary.................        606           --
      Less: cash relinquished upon disposition..............       (225)          --
                                                              ---------    ---------
      Net cash received from sale of subsidiary.............  $     381    $      --
                                                              =========    =========

     See accompanying notes to condensed consolidated financial statements

                       CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Condensed Consolidated Financial Statements

     The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the operating results to be expected for the full year.

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

  Contract Acquisition Fees and Discounts

     Upon purchase of a Contract from an automobile dealer ("Dealer"), the Company generally charges the Dealer an acquisition fee or purchases the Contract at a discount from its face value (some Contracts are purchased at face value). The acquisition fees and discounts associated with Contract purchases are deferred until the Contracts are sold. At that time the deferred acquisition fee or discount is recognized as a component of the gain on sale.

                       CONSUMER PORTFOLIO SERVICES, INC.

  Residual Interest in Securitizations and Gain on Sale of Contracts

     The Company purchases Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts at face value and without recourse, except that the Company gives representation and warranties to the Trust regarding the Contracts, which are generally similar to the representations and warranties given to the Company by the originating Dealers. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. In addition, the Company provides a credit enhancement for the benefit of the investors in the form of an initial cash deposit to a specific account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the Spread Accounts be maintained at specified levels.

     At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Contracts retained from the securitizations ("Residuals"). The Residuals consist of (a) the cash held in the Spread Account,
(b) the over-collateralization accounts, discussed below, and (c) the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received by the Trust in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company in the securitization transaction.

     The Company allocates its basis in the Contracts between the portion of the Contracts sold (as Certificates) and the portion retained (the Residuals) based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of such residual interests. Accordingly, the Company determines the estimated fair value of the Residuals by discounting the cash flows that it estimates will be released from the Spread Account (the cash out method), using a discount rate that the Company believes is commensurate with the risks involved. In valuing the Residuals, the Company has utilized an effective discount rate of approximately 14% per annum.

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

                       CONSUMER PORTFOLIO SERVICES, INC.

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

     The annual percentage rate ("APR") on the Contracts is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of estimated future cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effect of trends in the industry. The Company's prepayment and default estimates have resulted in original estimated average lives of its Contracts of between 22 and 26 months. The Company has used a prepayment estimate of 7% to 15%. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates that default losses as a percentage of the original principal balance will total approximately 11% to 14%.

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

(2) CONTRACTS HELD FOR SALE

     The following table presents the components of Contracts held for sale:

                                                       JUNE 30,    DECEMBER 31,
                                                         1998          1997
                                                       --------    ------------
                                                            (IN THOUSANDS)
Gross receivable balance.............................  $282,246      $ 81,906
Unearned finance charges.............................   (26,764)      (10,077)
Deferred acquisition fees and discounts..............    (7,050)       (1,092)
Allowance for credit losses..........................   (11,524)       (2,466)
                                                       --------      --------
Net contracts held for sale..........................  $236,908      $ 68,271
                                                       ========      ========

(3) RESIDUAL INTEREST IN SECURITIZATIONS

     The following table presents the components of the residual interest in securitizations:

                                                       JUNE 30,    DECEMBER 31,
                                                         1998          1997
                                                       --------    ------------
                                                            (IN THOUSANDS)
Cash, commercial paper, US government securities and
  other qualifying investments (Spread Account)......  $ 86,357      $ 68,513
NIRs.................................................    57,573        45,112
OC accounts..........................................    19,092         9,621
Investments in subordinated certificates.............       610           791
Funds held by investor...............................       422           579
                                                       --------      --------
Residual interest in securitizations:................  $164,054      $124,616
                                                       ========      ========

                       CONSUMER PORTFOLIO SERVICES, INC.

     The following table presents the activity of the NIRs for the six months ended June 30, 1998:

Balance, beginning of period................................  $ 45,112
NIR gains recognized........................................    22,885
Amortization of NIRs........................................   (10,424)
                                                              --------
Balance, end of period......................................  $ 57,573
                                                              ========

     Included in NIR balances are estimates of credit losses totaling the following:

                                                      JUNE 30,     DECEMBER 31,
                                                        1998           1997
                                                     ----------    ------------
                                                           (IN THOUSANDS)
Estimated credit losses............................  $  115,346      $ 90,814
                                                     ==========      ========
Servicing subject to recourse provisions...........  $1,048,599      $830,918
                                                     ==========      ========
Estimated credit losses as percentage of servicing
  subject to recourse Provisions...................       11.00%        10.93%
                                                     ==========      ========

(4) GAIN ON SALE OF CONTRACTS

     The following table presents components of net gain on sale of Contracts:

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                       -------------------    ------------------
                                         1998       1997       1998       1997
                                       --------    -------    -------    -------
                                         (IN THOUSANDS)         (IN THOUSANDS)
NIRs gains recognized................  $12,135     $6,723     $22,885    $12,824
Deferred acquisition fees and
  discounts..........................    5,386      2,076       8,311      3,981
Expenses related to sales............     (961)      (857)     (1,855)    (1,530)
                                       -------     ------     -------    -------
Net gain on sale of contracts........  $16,560     $7,942     $29,341    $15,275
                                       =======     ======     =======    =======

(5) INTEREST INCOME

     The following table presents the components of interest income:

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30,               JUNE 30,
                                      -------------------    -------------------
                                        1998       1997        1998       1997
                                      --------    -------    --------    -------
                                        (IN THOUSANDS)         (IN THOUSANDS)
Interest on Contracts held for
  sale..............................  $10,793     $4,081     $ 18,632    $ 6,823
Residual interest income............    9,203      4,860       15,388     10,411
Amortization of NIRs................   (5,472)    (2,974)     (10,424)    (5,561)
                                      -------     ------     --------    -------
Net interest income.................  $14,524     $5,967     $ 23,596    $11,673
                                      =======     ======     ========    =======

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

                       CONSUMER PORTFOLIO SERVICES, INC.

     The following table illustrates the computation of basic and diluted earnings per share:

                                              THREE MONTHS ENDED    SIX MONTHS ENDED JUNE
                                                   JUNE 30,                  30,
                                              ------------------    ----------------------
                                               1998       1997        1998         1997
                                              -------    -------    ---------    ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
Numerator for basic earnings per
  share -- net earnings.....................  $ 5,925    $ 4,386     $11,528      $ 8,530
Interest on borrowings, net of tax effect on
  Conversion of convertible subordinated
  debt......................................      117         69         232           78
                                              -------    -------     -------      -------
Numerator for diluted earnings per share....  $ 6,042    $ 4,455     $11,760      $ 8,608
                                              =======    =======     =======      =======
DENOMINATOR:
Denominator for basic earnings per share --
  weighted average number of common shares
  outstanding during the period.............   15,215     14,297      15,215       14,234
Incremental common shares attributable to
  exercise of outstanding options and
  warrants..................................      801      1,029         722        1,111
Incremental common shares attributable to
  Conversion of subordinated debt...........      746        446         746          269
                                              -------    -------     -------      -------
Denominator for diluted earnings per
  share.....................................   16,762     15,772      16,683       15,614
                                              =======    =======     =======      =======
Basic earnings per share....................  $  0.39    $  0.31     $   .76      $   .60
                                              =======    =======     =======      =======
Diluted earnings per share..................  $  0.36    $  0.28     $   .70      $   .55
                                              =======    =======     =======      =======

(7) RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, entitled "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established Standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997. Comprehensive income for the three and six month periods ended June 30, 1998 and 1997, respectively, was the same as net income as the Company had no components of other comprehensive income.

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

     The major components of the Company's revenue are gains recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold, and interest earned on Residuals and Contracts held for sale. Because the interest earned on the Residuals is dependent in part on the collections received on sold Contracts, the Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations.

  Residual Interest in Securitizations and Gain on Sale of Contracts

     The Company purchases Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts at face value and without recourse, except that the normal representations and warranties provided by the Dealer to the Company are similarly provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. In addition, the Company provides a credit enhancement for the benefit of the investors in the form of an initial cash deposit to a specific account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels. The specified levels are required to be maintained throughout the life of the certificates. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the insurer of the Certificates and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools have recently been increased, as is discussed under the heading "Liquidity and Capital Resources."

     At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the portion of the Contracts retained from the securitizations ("Residuals"). The Residuals consist of (a) the cash held in the Spread Account,
(b) the over-collateralization accounts, discussed below, and (c) the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received by the Trust in the future. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company in the securitization transaction.

     The Company allocates its basis in the Contracts between the portion of the Contracts sold (as Certificates) and the portion retained (the Residuals) based on the relative fair values of those portions on the date of the sale. The Company may recognize gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The

Company is not aware of an active market for the purchase or sale of such residual interests. Accordingly, the Company determines the estimated fair value of the Residuals by discounting the cash flows that it estimates will be released from the Spread Account (the cash out method), using a discount rate that the Company believes is commensurate with the risks involved. In valuing the Residuals, the Company has utilized an effective discount rate of approximately 14% per annum. The valuation of the Residuals is dependent on estimates of future events, and there can be no assurance that such estimates will prove to be correct. Factors that may affect the accuracy of such estimates include the inherent credit quality of the Contracts purchased by the Company and sold to the Trusts, the efficacy of the Company's collection efforts, and the state of the economy generally, all of which may affect the propensity of the obligors to pay as agreed.

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

     The annual percentage rate ("APR") on the Contracts is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of estimated future cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the affect of trends in the industry. The Company's prepayment and default estimates have resulted in original estimated average lives of its Contracts of between 22 and 26 months. The Company has used a prepayment estimate of 7% to 15%. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates that default losses as a percentage of the original principal balance will total approximately 11% to 14%.

     In future periods, if the actual performance of the Contracts is better than originally estimated by the Company, the Company would either recognize additional revenue from the Residuals or increase their estimated fair value. Alternatively, if the actual performance of the Contracts is less than originally estimated by the Company, then a reduction of the carrying value of the Residuals may be required. The future actual performance of the Contracts will be dependent on factors that include the inherent credit quality of the Contracts purchased by the Company and sold to the Trusts, the efficacy of the Company's collection efforts, and the state of the economy generally, all of which may affect the propensity of the obligors to pay as agreed.

RESULTS OF OPERATIONS

     THE THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1997

     Revenues. During the three months ended June 30, 1998, revenues increased $19.1 million, or 105.4%, compared to the three month period ended June 30, 1997. Gain on sale of Contracts increased by $8.6 million, or 108.5%, and represented 44.5% of total revenues for the three month period ended June 30, 1998. The increase in gain on sale is largely due to the increased volume of Contracts sold in the period. During the three month period ended June 30, 1998, the Company sold $211.0 million in Contracts, compared to $119.4 million in the three month period ended June 30, 1997, a 76.7% increase. As of June 30, 1998, certain direct origination expenses were excluded from gain on sale and expensed as incurred.

     Interest income increased by $8.6 million, or 143.4%, and represented 39.1% of total revenues for the three month period ended June 30, 1998. The increase is due to the increase in the volume of Contracts purchased and held for sale, and the increase in the amount of sold Contracts and related Residuals. During the three month period ended June 30, 1998, the Company purchased $338.4 million in Contracts from Dealers, compared to $156.7 million in the three month period ended June 30, 1997.

     Servicing fees increased by $2.6 million, or 78.6%, and represented 15.9% of total revenues. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of June 30, 1998, the Company was earning servicing fees on 98,772 Contracts with aggregate outstanding principal balances approximating $1,048.6 million, compared to 57,365 Contracts with aggregate outstanding principal balances approximating $602.6 million as of June 30, 1997. In addition to the $1,048.6 million in sold Contracts, on which servicing fees were earned, the Company was holding for sale and servicing an additional $236.9 million in Contracts, for an aggregate total servicing portfolio of $1,285.5 million.

     The growth in the Company's revenue and expenses is a result of increases in the volume of Contract purchases and in the Company's servicing portfolio. The Company has achieved these increases primarily by increasing market penetration in existing geographic areas and increasing the number of marketing representatives and Dealer relationships. At June 30, 1998, the Company had 104 marketing representatives servicing 4,208 Dealers, compared to 67 representatives servicing 2,292 Dealers at June 30, 1997.

     Expenses. During the three month period ended June 30, 1998, operating expenses increased $16.4 million, or 155.2%, compared to the three month period ended June 30, 1997. Employee costs increased by $3.6 million, or 110.0%, and represented 25.8% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. The Company continues to expand its staff to accommodate increases in its purchases of Contracts and in its servicing portfolio. The Company therefore expects to incur commensurate additional employee costs in future periods. There can be no assurance that such expansion will occur, as any such expansion is dependent, among other things, on the availability of qualified personnel. General and administrative expenses increased by $1.3 million, or 36.3% and represented 18.7% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

     Interest expense increased $2.4 million, or 107.7%, and represented 17.1% of total operating expenses. During the three month period ended June 30, 1998, interest expense consisted primarily of interest on (i) borrowings under two warehouse lines of credit ("Warehouse Lines") used to acquire Contracts and hold them pending securitization, (ii) $20 million of outstanding Rising Interest Subordinated Redeemable Securities due 2006 ("RISRS"), (iii) $20 million of outstanding Participating Equity Notes due 2004, (iv) $15 million of unsecured related party debt due 2004, and borrowings under a revolving line of credit (the "Revolving Line") due 2003. With respect to the Warehouse Lines, the Company's cost of borrowed funds varies with market rates, and the total interest payable is affected in proportion to the amount of Contract purchases funded under the Warehouse Lines and the average time such Contracts are held prior to securitization. With respect to the RISRS debt, the interest paid on the debt increases each calendar year from 10.25% at present to 12.00% in 2004, and then to 12.50% until maturity at December 31, 2005. With respect to the PENs, interest is payable at a fixed rate of 10.50% per annum. With respect to the $15 million unsecured related party loan due 2004, interest is payable at a fixed rate of 9.0% per annum. With respect to the Revolving Line due 2003, interest is payable at a variable rate of LIBOR + 4.0% of the outstanding balance. The increase in interest expense as compared to the prior year's period is due primarily to increased average borrowings under the Warehouse Lines to finance purchases of Contracts. Also not included in the prior year's period was interest payable with respect to the Revolving Line.

     During the three month period ended June 30, 1998, the provision for losses on Contracts held for sale increased by $6.9 million, or 1,212.3%, and represented 27.7% of total operating expenses. The provision for losses on Contracts held for sale and the related allowance for credit losses vary from quarter to quarter based on a number of factors, including (i) the dollar amount of Contracts held for sale at the end of the period, (ii) the relative age of those Contracts, (iii) the estimated credit risk of those Contracts, and (iv) the portion of Contracts that are seriously past due or are assigned for, or in, repossession. The principal factor that caused the provision for losses on Contracts held for sale to increase as compared to the prior year's period was an increase in the amount of Contracts held for sale.

     In March 1997, the Company opened a satellite collections facility in Chesapeake, Virginia. In April 1998, the Company obtained additional contiguous space at the Virginia facility. In addition, the Company obtained additional leased space in the vicinity of its California headquarters in September 1997. Lease of such additional space resulted in increased occupancy and general and administrative expenses in the three month period ended June 30, 1998, which should be expected to increase further in future periods. In October 1997, the Company entered into an agreement to have constructed a building of approximately 115,000 square feet, and to lease that building for a ten-year period commencing with its completion. The Company intends to occupy the new building, located approximately two miles from the Company's current principal location, as its headquarters. Increased occupancy expenses commensurate with the increase in space leased should be anticipated for future periods.

     THE SIX MONTH PERIOD ENDED JUNE 30, 1998, COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1997

     Revenues. During the six months ended June 30, 1998, revenues increased $30.1 million, or 87.7%, compared to the six month period ended June 30, 1997. Net gain on sale of Contracts increased by $14.1 million, or 92.1%, and represented 45.5% of total revenues for the six month period ended June 30, 1998. The increase in gain on sale is largely due to the increased volume of Contracts which were sold in the period. During the six month period ended June 30, 1998, the Company sold $398.0 million in Contracts, compared to $221.7 million in the six month period ended June 30, 1997. As of June 30, 1998, certain direct origination expenses were excluded from gain on sale and expensed as incurred.

     Interest income increased by $11.9 million, or 102.1%, and represented 36.6% of total revenues for the six month period ended June 30, 1998. The increase is due to the increase in the volume of Contracts purchased and held for sale and the increase in the amount of sold Contracts and related Residuals. During the six month period ended June 30, 1998, the Company purchased $592.6 million in Contracts from Dealers, compared to $276.1 million in the six month period ended June 30, 1997.

     Servicing fees increased by $4.9 million, or 79.3%, and represented 17.0% of total revenues. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities.

     Expenses. During the six month period ended June 30, 1998, operating expenses increased $24.9 million, or 126.7%, compared to the six month period ended June 30, 1997. Employee costs increased by $5.8 million, or 89.0%, and represented 27.7% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $3.4 million, or 54.9% and represented 21.5% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

     Interest expense increased $4.9 million, or 133.1%, and represented 19.1% of total operating expenses. During the six month period ended June 30, 1998, interest expense consisted primarily of interest on (i) borrowings under two warehouse lines of credit ("Warehouse Lines") used to acquire Contracts and hold them pending securitization, (ii) $20 million of outstanding Rising Interest Subordinated Redeemable Securities due 2006 ("RISRS"), (iii) $20 million of outstanding Participating Equity Notes due 2004, (iv) $15 million of unsecured related party debt due 2004, and borrowings under a revolving line of credit (the "Revolving Line") due 2003. With respect to the Warehouse Lines, the Company's cost of borrowed funds varies with market rates, and the total interest payable is affected in proportion to the amount of Contract purchases funded under the Warehouse Lines and the average time such Contracts are held prior to securitization. With respect to the RISRS debt, the interest paid on the debt increases each calendar year from 10.25% at present to 12.00% in 2004, and then to 12.50% until maturity at December 31, 2005. With respect to the PENs, interest is payable at a fixed rate of 10.50% per annum. With respect to the $15 million unsecured related party loan due 2004, interest is payable at a fixed rate of 9.0% per annum. With respect to the Revolving Line due 2003, interest is payable at a variable rate of LIBOR + 4.0% of the outstanding balance. The increase in interest expense as compared to the prior year's period is due primarily to increased average borrowings under the Warehouse Lines to finance purchases of Contracts. Also not included in the prior year's period was interest payable with respect to the Revolving Line.

     During the six month period ended June 30, 1998, the provision for losses on Contracts held for sale increased by $8.4 million, or 526.8%, and represented 22.4% of total operating expenses.

     In March 1997, the Company opened a satellite collections facility in Chesapeake, Virginia. In April 1998, the Company obtained additional contiguous space at the Virginia facility. In addition, the Company obtained additional leased space in the vicinity of its California headquarters in September 1997. Lease of such additional space resulted in increased occupancy and general and administrative expenses in the three month period ended June 30, 1998, which should be expected to increase further in future periods. In October 1997, the Company entered into an agreement to have constructed a building of approximately 115,000 square feet, and to lease that building for a ten-year period commencing with its completion. The Company intends to occupy the new building, located approximately two miles from the Company's current principal location, as its headquarters. Increased occupancy expenses commensurate with the increase in space leased should be anticipated for future periods.

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

     Net cash used in operating activities was $16.4 million during the six month period ended June 30, 1998, compared to net cash used in operating activities of $31.6 million during the six month period ended June 30, 1997. Cash used for purchasing Contracts was $592.6 million, an increase of $316.5 million, or 114.6%, over cash used for purchasing Contracts in the prior year's period. Cash provided from the liquidation of Contracts was $414.0 million, an increase of $186.1 million, or 81.7%, over cash provided from the liquidation of Contracts in the prior year's period.

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

     During the six month period ended June 30, 1998, cash used for initial deposits to Spread Accounts was $17.1 million, an increase of $9.3 million, or 120.3%, from the amount of cash used for initial deposits to Spread Accounts in the prior year's period. The cash used increased because (i) the Company sold more Contracts in the current period than in the prior year's period, and (ii) in order to achieve the desired ratings for the transactions, the required percentage initial deposit was raised from 3.5% in the prior year's transactions to 5.0% in the transactions completed in the current period. The required initial deposit has since been raised again, to a level of 8.0%, which would increase the Company's future cash requirements. However, the Company is reviewing alternative structures for its securitization, which may involve reduced cash deposits. Cash deposited to Spread Accounts for the six month period ended June 30, 1998, was $25.7 million, an increase of $12.7 million, or 97.0%, over cash deposited to Spread Accounts in the prior year's period. The cash deposited in Spread Accounts for the six month period ended June 30, 1998, includes $9.5 million of cash used to pay down certain Certificates to create excess collateral in an over-collateralization account.

     Cash released from Spread Accounts for the six month period ended June 30, 1998, was $15.8 million, an increase of $7.1 million, or 80.0%, over cash released from Spread Accounts in the prior year's period. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's servicing portfolio. The Company expects that cash releases from Spread Accounts for the remainder of 1998 may be less than those for the first six months of 1998.

     The Servicing Agreements call for the requisite levels of the various Spread Accounts to increase if the related receivables experience delinquencies, repossessions or net losses in excess of certain predetermined levels. During the Company's history, the predetermined levels have frequently been reached, causing the requisite levels of certain Spread Accounts to be raised. The requisite levels of the Spread Accounts may be returned to the original lower levels if the related receivables delinquency, repossession and net loss performance is reduced below the pre-determined levels. In addition, on two occasions, the parties to the pertinent agreements have made modifications that effectively raised the permissible delinquency, repossession and net loss levels, thus resulting in Spread Accounts reverting to their original requisite levels. As of June 30, 1998, the Spread Accounts for seven of the Company's 23 securitized pools were at higher than original requisite levels due to delinquency, repossession or net loss performance. Such Spread Account balances therefore included approximately $5.1 million more than would have been required at the original requisite level.

     On a day-to-day basis, the Company funds its purchases of Contracts from Dealers by drawing on either of two Warehouse Lines of Credit (collectively referred to as the "Warehouse Lines"), and pledges the purchased Contracts to one or the other warehouse lender. The amount borrowed under the Warehouse Lines increases until the Company sells the pledged Contracts in a securitization transaction, at which time the majority of the proceeds of the sale are used to pay down the balance of the Warehouse Lines. Securitization transactions are typically completed on a quarterly basis. The Company has experienced continued growth in the levels of Contracts purchased and securitized and expects that such growth may continue. The amount of Contracts that the Company can hold for sale prior to a securitization is limited by its available cash and the two Warehouse Lines, which Warehouse Lines aggregated to $280 million at June 30, 1998. In July 1998, one of the existing lenders agreed to increase the amount available under its Warehouse Line from $180 million to $200 million, giving the Company a total of $300 million of Warehouse Line availability.

     The Company funds the increase in its servicing portfolio through off balance sheet securitization transactions, and funds its other capital needs with cash from operations and with the proceeds from the issuance of various debt instruments. During the six month period ended June 30, 1998, the Company engaged in two securitization transactions, and established a $33.3 million revolving line of credit, discussed below. The interest rate payable on the senior Certificates issued in the securitization transaction ranged from 6.00% - 6.09% as compared with 6.55% - 6.65% payable on the similar securities issued in the prior year's period. The change in the rates is primarily due to changes in rates payable on U.S. Treasuries of similar maturities.

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

     Due to the Company's ongoing growth and the need to fund Spread Accounts, the Company will be required to obtain new capital in order to continue to meet its projected cash requirements. The Company is exploring its alternatives to raise capital of approximately $100 million, which could include sale of debt or equity instruments. The sale of any equity or convertible debt could be dilutive to existing stockholders. The terms of any such issuance have not been determined as of the date of this report, and there can be no assurance that any such transaction will occur. The Company has also received $5 million of new capital from the sale of common stock to an affiliated party.

     In January 1997, the Company acquired a company engaged in the equipment leasing business. Any material growth in that subsidiary's business will require significant capital resources, to allow that subsidiary to purchase equipment for lease. As of June 30, 1998, the leasing company had a line of credit for $20.0 million to purchase equipment for lease. Borrowings under the line are collateralized by the underlying equipment and bear interest at a variable rate ranging from 1.85% to 3.0% over the five year U.S. Treasuries rate, depending on the investment rating of the lessee to whom the equipment is leased. The line of credit expires December 31, 2005.

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

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

     Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

YEAR 2000

     The Company has performed an examination of its major software applications to ensure that each system is prepared to accommodate the year 2000. This examination included a review of program code that is maintained by the Company as well as obtaining confirmation from outside software vendors that their products are year 2000 compliant. In addition, the Company has communicated with firms with whom it does significant business to determine their readiness for the year 2000. The Company believes, based on its current examination, that the year 2000 will not have a material adverse impact on the Company's operations. However, there can be no assurance that software incompatibility with the year 2000 on the part of the Company or any of its significant suppliers does not in fact exist or that any such incompatibility will not have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

     The descriptions of the Company's business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding the future activities and results of operations of the Company. In particular, the statement that the Company expects continued growth in levels of Contracts purchased is a forward-looking statement. Statements concerning uses of cash in connection with Contracts and Spread Accounts, and the levels of cash required to be contributed to Spread Accounts for credit enhancement are also forward-looking statements, as are statements regarding future capital requirements and liquidity, the availability and terms of future financing and statements regarding expansion of operations or increases in personnel. Actual results may be adversely affected by various factors including the following: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated; changes in interest rates, adverse changes in the market for securitized receivables pools, or a substantial lengthening of the Company's warehousing period, each of which could restrict the Company's ability to obtain cash for new Contract originations and purchases; increases in the amounts required to be set aside in Spread Accounts for existing or future securitizations or to be expended for other forms of credit enhancement to support future securitizations; the reduction or unavailability of warehouse lines of credit which the Company uses to accumulate Contracts for securitization transactions; increased competition from other automobile finance sources; reduction in the number and amount of acceptable Contracts submitted to the Company by its automobile dealer network; changes in government regulations affecting consumer credit; and other economic, financial and regulatory factors beyond the Company's control.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 21, 1998, the Company sold 443,459 shares of its common stock for cash consideration of $5 million. The securities were sold in a private transaction to Stanwich Financial Services Corp., which is a corporation of which the Company's chairman of the board, Charles E. Bradley, Sr., is the sole director, chief executive officer, and principal shareholder. No underwriting discount or commission was involved in this transaction. The Company believes this transaction was exempt from registration under the Securities Act of 1933 under Section 4(2) of that Act as a transaction not involving a public offering. The number of persons to whom these securities were offered was less than ten.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on June 25, 1998. At the meeting, each of the six nominees to the Board of Directors was elected for a one-year term by the shareholders, with votes cast as follows:

                     NOMINEE                        VOTES FOR     VOTES WITHHELD
                     -------                        ----------    --------------
Charles E. Bradley, Sr............................  12,798,729        27,828
Charles E. Bradley, Jr............................  12,798,829        27,728
Thomas L. Chrystie................................  12,798,829        27,728
John G. Poole.....................................  12,798,829        27,728
William B. Roberts................................  12,798,829        27,728
Robert A. Simms...................................  12,798,829        27,728

     The shareholders also approved each other proposal placed before the annual meeting. Such proposals were (i) approval of the Company's 1998 Key Executive Incentive Plan, and (ii) ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company. Votes on such proposals were cast as follows:

                                        KEY EXECUTIVE      RATIFICATION OF SELECTION OF
                                        INCENTIVE PLAN    INDEPENDENT PUBLIC ACCOUNTANTS
                                        --------------    ------------------------------
For...................................    12,079,410                12,700,138
Against...............................       507,788                    18,001
Abstain...............................       135,408                   108,418
Broker nonvote........................       103,951                         0
                                          ----------                ----------
Total.................................    12,826,557                12,826,557
                                          ==========                ==========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed as a part of this report:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
       10.1    Amendment dated July 17, 1998 to the Receivables Funding and
               Servicing Agreement relating to First Union Warehouse Line.
       10.2    Subscription Agreement regarding shares issued in July 1998.
       10.3    Registration Rights Agreement regarding shares issued in
               July 1998.
       27      Financial Data Schedule.

     (b) During the three-month period ended June 30, 1998, the Company filed two reports on Form 8-K. The table below presents information concerning such reports:

          DATE OF THE REPORT
(DATE OF EVENT TO WHICH REPORT RELATES)       TYPE OF INFORMATION INCLUDED IN REPORT
---------------------------------------       --------------------------------------
              May 1, 1998                 Item 5 and Item 7. The Item 5 disclosure
                                          announced that certain exhibits were being
                                          filed. The exhibits were related to the
                                          Company's May 1998 securitization of
                                          receivables.

              May 8, 1998                 Item 5 and Item 7. The Item 5 disclosure
                                          announced that certain exhibits were being
                                          filed. The exhibits were related to the
                                          Company's May 1998 securitization of
                                          receivables.

No financial statements were filed with either of such reports.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CONSUMER PORTFOLIO SERVICES, INC.
                                          (Registrant)

Date: August 13, 1998                                   /s/ CHARLES E. BRADLEY, JR.
                                               ----------------------------------------------
                                                          Charles E. Bradley, Jr.
                                                Director, President, Chief Executive Officer
                                                       (Principal Executive Officer)

Date: August 13, 1998                                       /s/ JEFFREY P. FRITZ
                                               ----------------------------------------------
                                                              Jeffrey P. Fritz
                                                          Chief Financial Officer
                                                      (Principal Financial Officer and
                                                       Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.1     Amendment dated July 17, 1998 to the Receivables Funding and
         Servicing Agreement relating to First Union Warehouse Line.
10.2     Subscription Agreement regarding shares issued in July 1998.
10.3     Registration Rights Agreement regarding shares issued in
         July 1998.
27       Financial Data Schedule.