Form 10-K
period 1996-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 1998-10-01
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                        Commission File Numbers 333-09343
                                    333-1548



                        CONSUMER PORTFOLIO SERVICES, INC.
             (Exact name of registrant as specified in its charter)


CALIFORNIA                                                 33 045 9135
(State of Incorporation)                            (I.R.S. Employer ID No.)

                                      2 Ada
                            Irvine, California 92618
               (Address of principal executive offices, zip code)

                                 (714) 753-6800
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act :
                                      None

          Securities Registered Pursuant to Section 12(g) of the Act :
                                      None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulsation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts I, II, III, and IV of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Specifically identified portions of Form 10-K for the 1996 fiscal year filed by the registrant under Commission File no. 1-14116 are incorporated by reference into Parts I, II, III, and IV of this report.

                                     PART I

ITEM 3.  LEGAL PROCEEDINGS

     Incorporated by reference to the 1996 Form 10-K filed by the registrant under Commission File no. 1- 14116.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to the 1996 Form 10-K filed by the registrant under Commission File no. 1- 14116.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the 1996 Form 10-K filed by the registrant under Commission File no. 1- 14116.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the 1996 Form 10-K filed by the registrant under Commission File no. 1- 14116.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

     Incorporated by reference to the 1996 Form 10-K filed by the registrant under Commission File no. 1- 14116. The following exhibits are filed as part of this report :
Exhibit 24     Power of Attorney
Exhibit 99.2 Annual Holders' Tax Statement with respect to FASCO Auto Trust 1996-1, CPS Auto Grantor Trust 1996-2 and CPS Auto Grantor Trust 1996-3.
Exhibit 99.3 Annual Independent Accountants' Servicing Report with respect to FASCO Auto Trust 1996-1, CPS Auto Grantor Trust 1996-2 and CPS Auto Grantor Trust 1996-3.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONSUMER PORTFOLIO SERVICES, INC.,
                                       as sponsor and manager of the Trust
                                       (Registrant)



                                       By:/s/ Jeffrey P. Fritz
                                          Name: Jeffrey P. Fritz
                                          Title: Senior Vice President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures
Title


         *
- -----------------------------
Charles E. Bradley, Sr.
Director



/s/ Charles E. Bradley, Jr.
Charles E. Bradley, Jr.
President and Director


         *
- -----------------------------
William B. Roberts
Director


         *
- -----------------------------
John G. Poole
Director


         *
- -----------------------------
Thomas L. Chrystie
Director

         *
- -----------------------------
Robert A. Simms
Director



/s/ Jeffrey P. Fritz
Jeffrey P. Fritz
Chief Financial Officer and Secretary



*By:/s/ Jeffrey P. Fritz
Jeffrey P. Fritz
as attorney-in-fact