Form 10-K
period 1997-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 1998-10-01
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                        Commission File Numbers 333-09343
                                    333-26355
                                    333-25301
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

         Specifically identified portions of Form 10-K for the 1997 fiscal year filed by the registrant under Commission File no. 1-14116 are incorporated by reference into Parts I, II, III, and IV of this report.

                                     PART I

ITEM 3.  LEGAL PROCEEDINGS

     Incorporated by reference to the 1997 Form 10-K filed by the registrant under Commission File no. 1- 14116.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to the 1997 Form 10-K filed by the registrant under Commission File no. 1- 14116.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the 1997 Form 10-K filed by the registrant under Commission File no. 1- 14116.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the 1997 Form 10-K filed by the registrant under Commission File no. 1- 14116.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

     Incorporated by reference to the 1997 Form 10-K filed by the registrant under Commission File no. 1- 14116. The following exhibits are filed as part of this report :

Exhibit 24     Power of Attorney
Exhibit 99.4 Annual Holders' Tax Statement with respect to FASCO Auto Trust 1996-1, CPS Auto Grantor Trust 1996-2, CPS Auto Grantor 1996-3, CPS Auto Grantor Trust 1997-1, CPS Auto Grantor Trust 1997-2, CPS Auto Receivables Trust 1997-3, CPS Auto Receivables Trust 1997-4 and CPS Auto Receivables Trust 1997-5.
Exhibit 99.5 Annual Independent Accountants' Servicing Report with respect to FASCO Auto Trust 1996-1, CPS Auto Grantor Trust 1996-2, CPS Auto Grantor 1996-3, CPS Auto Grantor Trust 1997-1, CPS Auto Grantor Trust 1997-2, CPS Auto Receivables Trust 1997-3, CPS Auto Receivables Trust

                  1997-4 and CPS Auto Receivables Trust 1997-5.

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