Form 10-Q
period 1998-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 1998-11-20
CIK 889609

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

                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 1-11416

                            ------------------------

                       CONSUMER PORTFOLIO SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     33-0459135
(STATE OR OTHER JURISDICTION OF INCORPORATION        (IRS EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

 16355 LAGUNA CANYON ROAD, IRVINE, CALIFORNIA                      92618
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                 REGISTRANT'S TELEPHONE NUMBER: (949) 753-6800

   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT:
                        2 ADA, IRVINE, CALIFORNIA, 92618

                            ------------------------

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 19, 1998, the registrant had 15,658,501 common shares outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

          INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                              PAGE
                                                              ----
                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed consolidated balance sheets as of
           September 30, 1998 and December 31, 1997.........    3

         Condensed consolidated statements of income for the
           three and nine month periods ended
           September 30, 1998 and 1997......................    4

         Condensed consolidated statements of cash flows for
           the nine month periods ended
           September 30, 1998 and 1997......................    5

         Notes to condensed consolidated financial
           statements.......................................    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   11

                 PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................   20

Signatures..................................................   21

Exhibit Index...............................................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
Cash........................................................    $    617         $  1,745
Contracts held for sale (note 2)............................     288,950           68,271
Servicing fees receivable...................................       8,296            5,425
Residual interest in securitizations (note 3)...............     205,787          124,616
Furniture and equipment, net................................       4,753            3,128
Taxes receivable............................................          --            1,528
Deferred financing costs....................................       1,597            1,840
Investment in unconsolidated affiliates.....................       4,574            3,892
Related party receivables...................................       6,831            7,295
Other assets................................................      14,372            8,155
                                                                --------         --------
                                                                $535,777         $225,895
                                                                ========         ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities

Accounts payable & accrued expenses.........................    $ 22,119         $ 10,427
Warehouse lines of credit...................................     286,588           61,666
Taxes payable...............................................      23,345           13,143
Capital lease obligation....................................       1,931            1,492
Notes payable...............................................       2,879            1,506
Residual financing..........................................      33,000               --
Subordinated debt...........................................      40,000           40,000
Related party debt..........................................      20,000           15,055
                                                                --------         --------
                                                                 429,862          143,289
Shareholders' Equity

Preferred stock, $1 par value; authorized 5,000,000 shares;
  none issued...............................................          --               --
Series A preferred stock, $1 par value; authorized 5,000,000
  shares; 3,415,000 shares issued; none outstanding.........          --               --
Common stock, no par value; authorized 30,000,000 shares;
  15,658,501 and 15,210,042 shares issued and outstanding at
  September 30, 1998 and December 31, 1997, respectively....      47,304           42,261
Notes receivable from exercise of options...................          --             (500)
Retained earnings...........................................      58,611           40,845
                                                                --------         --------
                                                                 105,915           82,606
                                                                --------         --------
                                                                $535,777         $225,895
                                                                ========         ========

     See accompanying notes to condensed consolidated financial statements.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              1998          1997          1998          1997
                                           -----------   -----------   -----------   -----------
Revenues:
  Gain on sale of contracts, net
     (note 4)............................  $    18,184   $    10,385   $    47,525   $    25,660
  Interest income (note 5)...............       12,060         6,632        35,655        18,305
  Servicing fees.........................        6,899         3,764        17,891         9,894
  Other..................................          305           503           886         1,793
                                           -----------   -----------   -----------   -----------
                                                37,448        21,284       101,957        55,652
                                           -----------   -----------   -----------   -----------
Expenses:
  Employee costs.........................        8,333         4,388        20,684        10,921
  General and administrative.............        6,335         3,312        15,911         9,493
  Interest...............................        5,958         3,035        14,487         6,694
  Provision for credit losses............        2,871         1,053        12,875         2,649
  Marketing..............................        2,362           688         4,895         1,418
  Occupancy..............................          522           342         1,501           877
  Depreciation and amortization..........          304           138           906           543
  Related party consulting fees..........           19            19            56            56
                                           -----------   -----------   -----------   -----------
                                                26,704        12,975        71,315        32,651
                                           -----------   -----------   -----------   -----------
Earnings before income taxes.............       10,744         8,309        30,642        23,001
Income taxes.............................        4,506         3,493        12,876         9,654
                                           -----------   -----------   -----------   -----------
Net income...............................  $     6,238   $     4,816   $    17,766   $    13,347
                                           ===========   ===========   ===========   ===========
Earnings per share (note 6):
  Basic..................................  $      0.40   $      0.34   $      1.16   $      0.94
  Diluted................................  $      0.38   $      0.30   $      1.08   $      0.85
Number of shares used in computing
  earnings per share (note 6):
     Basic...............................   15,557,277    14,343,505    15,328,336    14,270,835
     Diluted.............................   16,947,809    16,522,695    16,745,186    15,942,745

     See accompanying notes to condensed consolidated financial statements.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Cash flows from operating activities:
  Net earnings..............................................  $  17,766    $  13,347
  Adjustments to reconcile net earnings to net cash used in
    operating activities:
    Depreciation and amortization...........................        906          543
    Amortization of net interest receivables................     19,367        9,105
    Amortization of deferred financing costs................        243          187
    Provision for credit losses.............................     12,875        2,649
    NIR gains recognized....................................    (36,704)     (22,199)
    Loss on sale of fixed asset.............................         --           13
    Gain on sale of subsidiary..............................        (56)          --
    Gain on investment in unconsolidated affiliates.........       (617)        (713)
    Changes in operating assets and liabilities:
      Purchases of contracts held for sale..................   (895,581)    (449,714)
      Liquidation of contracts held for sale................    662,027      376,369
      Servicing fees receivable.............................     (2,872)      (1,575)
      Initial deposits to spread accounts...................    (36,323)     (13,009)
      Deposits to spread accounts and overcollateralization
       accounts.............................................    (44,304)     (22,295)
      Release of cash from spread accounts..................     16,793       12,790
      Other assets..........................................     (7,400)        (410)
      Accounts payable and accrued expenses.................     11,890        9,346
      Warehouse lines of credit.............................    224,922       49,054
      Taxes payable/receivable..............................     11,891        5,884
                                                              ---------    ---------
        Net cash used in operating activities...............    (45,177)     (30,628)
Cash flows from investing activities:
  Advances to related parties...............................       (242)          --
  Repayment of related party receivables....................        707           --
  Investment in unconsolidated affiliate....................        (65)        (686)
  Purchases of furniture and equipment......................     (1,833)      (1,585)
  Net cash from sale of subsidiary..........................        381           --
  Purchase of subsidiary, net of cash acquired..............         --          (80)
                                                              ---------    ---------
        Net cash used in investing activities...............     (1,052)      (2,351)
Cash flows from financing activities:
  Increase in residual financing............................     33,000           --
  Issuance of notes to related party........................      5,000       54,500
  Issuance of notes payable.................................      2,461       20,073
  Repayment of capital lease obligations....................       (400)          --
  Repayment of notes payable................................       (502)        (609)
  Repayment of related party debt...........................         --      (40,063)
  Payment of financing costs................................         --       (1,165)
  Issuance of common stock..................................      5,000           --
  Exercise of options and warrants..........................        542          494
                                                              ---------    ---------
        Net cash provided by financing activities...........     45,101       33,230
                                                              ---------    ---------
Increase (decrease) in cash.................................     (1,128)         251
Cash at beginning of period.................................      1,745          154
                                                              ---------    ---------
Cash at end of period.......................................  $     617    $     405
                                                              =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $  13,391    $   5,979
    Income taxes............................................  $     860    $   3,704
Supplemental disclosure of non-cash investing and financing
  activities:
  Issuance of common stock upon conversion of debt..........  $      --    $   3,000
  Furniture and equipment acquired through capital leases...  $     839    $     332
  Purchase of CPS Leasing, Inc.
    Assets acquired.........................................  $      --    $   2,718
    Liabilities assumed.....................................         --       (2,638)
                                                              ---------    ---------
    Cash paid to acquire business...........................         --           80
    Less: cash acquired.....................................         --         (172)
                                                              ---------    ---------
        Net cash received upon acquisition..................  $      --    $     (92)
                                                              =========    =========
  Sale of PIC Leasing, Inc.
    Net assets sold.........................................  $     705    $      --
    Net assets retained.....................................       (155)          --
    Gain on sale of subsidiary..............................         56           --
                                                              ---------    ---------
    Cash received from sale of subsidiary...................        606           --
    Less: cash relinquished upon disposition................       (225)          --
                                                              ---------    ---------
    Net cash received from sale of subsidiary...............  $     381    $      --
                                                              =========    =========

     See accompanying notes to condensed consolidated financial statements.

                       CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Condensed Consolidated Financial Statements

     The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the operating results to be expected for the full year.

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

  Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Alton Receivables Corp., CPS Receivables Corp., CPS Marketing, Inc., CPS Funding Corp., and CPS Warehouse Corp. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp., LINC Acceptance Company, LLC and CPS Leasing, Inc., all of which are 80% owned subsidiaries of the Company. All significant intercompany transactions and balances have been eliminated. Investments in affiliates that are not majority owned are reported using the equity method.

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

     The Company receives periodic base servicing fees for its servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay (i) the Certificate principal and interest, (ii) the base servicing fees and (iii) certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees (such as trustee and custodial fees) for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or, in certain cases, transferred to other Spread Accounts that may be below their required levels, or, pursuant to certain Servicing Agreements, is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality liquid investment securities, as specified in the Servicing Agreements. Spread Account balances are held by the Trusts on behalf

                       CONSUMER PORTFOLIO SERVICES, INC.

of the Company as owner of the Residuals. Such balances are generally defined as percentages of the principal amount remaining unpaid on the Contracts sold to the respective Trusts.

     The annual percentage rate ("APR") on the Contracts is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of estimated future cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effect of trends in the industry. The Company's prepayment and default estimates have resulted in original estimated average lives of its Contracts of between 22 and 26 months. The Company has used a constant prepayment estimate of 4% per month to value the NIRs. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates that losses as a percentage of the original principal balance will total approximately 14%.

     In future periods, if the actual performance of the Contracts is better than originally estimated by the Company, the Company would either recognize additional revenue from the Residuals or increase their estimated fair value. Alternatively, if the actual performance of the Contracts is less than originally estimated by the Company, a reduction of the carrying value of the Residuals may be required.

(2) CONTRACTS HELD FOR SALE

     The following table presents the components of Contracts held for sale:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1998             1997
                                                             -------------    ------------
                                                                    (IN THOUSANDS)
Gross receivable balance...................................    $338,869         $ 81,906
Unearned finance charges...................................     (26,333)         (10,077)
Deferred acquisition fees and discounts....................      (9,534)          (1,092)
Allowance for credit losses................................     (14,052)          (2,466)
                                                               --------         --------
Net contracts held for sale................................    $288,950         $ 68,271
                                                               ========         ========

(3) RESIDUAL INTEREST IN SECURITIZATIONS

     The following table presents the components of the residual interest in securitizations:

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1998             1997
                                                             -------------    ------------
                                                                    (IN THOUSANDS)
Cash, commercial paper, US government securities and other
  qualifying investments (Spread Account)..................    $112,953         $ 68,513
NIRs.......................................................      62,449           45,112
OC accounts................................................      29,477            9,621
Investments in subordinated certificates...................         444              791
Funds held by investor.....................................         464              579
                                                               --------         --------
Residual interest in securitizations.......................    $205,787         $124,616
                                                               ========         ========

                       CONSUMER PORTFOLIO SERVICES, INC.

     The following table presents the activity of the NIRs for the nine months ended September 30, 1998:

                                                              (IN THOUSANDS)
Balance, beginning of period................................     $45,112
NIR gains recognized........................................      36,704
Amortization of NIRs........................................     (19,367)
                                                                 -------
Balance, end of period......................................     $62,449
                                                                 =======

     Included in NIR balances are estimates of credit losses totaling the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Estimated credit losses.....................................   $  131,680       $ 90,814
                                                               ==========       ========
Servicing subject to recourse provisions....................   $1,175,713       $830,918
                                                               ==========       ========
Estimated credit losses as percentage of servicing subject
  to recourse provisions....................................        11.20%         10.93%
                                                               ==========       ========

(4) GAIN ON SALE OF CONTRACTS

     The following table presents components of net gain on sale of Contracts:

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               1998       1997       1998       1997
                                              -------    -------    -------    -------
                                                (IN THOUSANDS)        (IN THOUSANDS)
NIRs gains recognized.......................  $13,820    $ 9,375    $36,704    $22,199
Deferred acquisition fees and discounts.....    5,528      2,159     13,839      6,140
Expenses related to sales...................   (1,164)    (1,149)    (3,018)    (2,679)
                                              -------    -------    -------    -------
Net gain on sale of contracts...............  $18,184    $10,385    $47,525    $25,660
                                              =======    =======    =======    =======

(5) INTEREST INCOME

     The following table presents the components of interest income:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------    ------------------
                                                 1998       1997       1998       1997
                                               --------    -------    -------    -------
                                                 (IN THOUSANDS)         (IN THOUSANDS)
Interest on Contracts held for sale..........  $12,236     $4,133     $30,868    $10,956
Residual interest income.....................    8,766      6,043      24,154     16,454
Amortization of NIRs.........................   (8,942)    (3,544)    (19,367)    (9,105)
                                               -------     ------     -------    -------
Net interest income..........................  $12,060     $6,632     $35,655    $18,305
                                               =======     ======     =======    =======

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

                       CONSUMER PORTFOLIO SERVICES, INC.

     The following table illustrates the computation of basic and diluted earnings per share:

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                        --------------------------    --------------------------
                                           1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Numerator:
  Numerator for basic earnings per
     share -- net earnings............  $ 6,237,513    $ 4,816,135    $17,765,601    $13,346,521
  Interest on borrowings, net of tax
     effect on Conversion of
     convertible subordinated debt....      149,296        117,837        381,127        195,219
                                        -----------    -----------    -----------    -----------
  Numerator for diluted earnings per
     share............................  $ 6,386,809    $ 4,933,972    $18,146,728    $13,541,740
                                        ===========    ===========    ===========    ===========
Denominator:
  Denominator for basic earnings per
     share -- weighted average number
     of common shares outstanding
     during the period................   15,557,277     14,343,505     15,328,336     14,270,835
  Incremental common shares
     attributable to exercise of
     outstanding options and
     warrants.........................      239,668      1,433,628        534,703      1,242,366
  Incremental common shares
     attributable to Conversion of
     subordinated debt................    1,150,864        745,562        882,147        429,544
                                        -----------    -----------    -----------    -----------
  Denominator for diluted earnings per
     share............................   16,947,809     16,522,695     16,745,186     15,942,745
                                        ===========    ===========    ===========    ===========
  Basic earnings per share............  $      0.40    $      0.34    $      1.16    $      0.94
                                        ===========    ===========    ===========    ===========
  Diluted earnings per share..........  $      0.38    $      0.30    $      1.08    $      0.85
                                        ===========    ===========    ===========    ===========

(7) RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, entitled "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 established Standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997. Comprehensive income for the three and nine month periods ended September 30, 1998 and 1997, respectively, was the same as net income, as the Company had no components of other comprehensive income.

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

     The major components of the Company's revenue are gains recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold, and interest earned on Residuals (as defined below) and on Contracts held for sale. Because the interest earned on the Residuals is dependent in part on the collections received on sold Contracts, the Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations.

  Residual Interest in Securitizations and Gain on Sale of Contracts

     The Company purchases Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to a specific account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools have recently been increased, as is discussed under the heading "-- Liquidity and Capital Resources."

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

     The Company receives periodic base servicing fees for its servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay (i) the Certificate principal and interest, (ii) the base servicing fees and (iii) certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees (such as trustee and custodial fees) for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates, plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels, or, pursuant to certain Servicing Agreements, is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality liquid investment securities, as specified in the Servicing Agreements. Spread Account balances are held by the Trusts on behalf of the Company as owner of the Residuals. Such balances are generally defined as percentages of the principal amount remaining unpaid on the Contracts sold to the respective Trusts.

     The annual percentage rate on the Contracts is relatively high in comparison to the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of estimated future cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effect of trends in the industry. The Company's prepayment and default estimates have resulted in original estimated average lives of its Contracts of between 22 and 26 months. The Company has used a constant prepayment estimate of 4% per month to value the NIRs. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates that cumulative losses as a percentage of the original principal balance will total approximately 14%.

     In future periods, if the actual performance of the Contracts is better than originally estimated by the Company, the Company would either recognize additional revenue from the Residuals or increase their estimated fair value. Alternatively, if the actual performance of the Contracts is less than originally estimated by the Company, then a reduction of the carrying value of the Residuals may be required. The future actual performance of the Contracts will be dependent on the factors discussed in the immediately preceding paragraph.

RESULTS OF OPERATIONS

     THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

     Revenues. During the three months ended September 30, 1998, revenues increased $16.2 million, or 75.9%, compared to the three month period ended September 30, 1997. Gain on sale of Contracts increased by $7.8 million, or 75.1%, and represented 48.6% of total revenues for the three month period ended September 30, 1998. The increase in gain on sale is largely due to the increased volume of Contracts sold in the period. During the three month period ended September 30, 1998, the Company sold $240.3 million in

Contracts, compared to $150.0 million in the three month period ended September 30, 1997, a 60.2% increase. In the quarter ended September 30, 1998, certain direct origination expenses (the recognition of which was deferred in the prior year) were expensed as incurred.

     Interest income increased by $5.4 million, or 81.8%, and represented 32.1% of total revenues for the three month period ended September 30, 1998. The increase is due to the increase in the volume of Contracts purchased and held for sale, and the increase in the amount of sold Contracts and related Residuals. During the three month period ended September 30, 1998, the Company purchased $303.0 million in Contracts from Dealers, compared to $173.6 million in the three month period ended September 30, 1997. The $303.0 million of Contracts purchased in the quarter ended September 30, 1998 represents a 10.5% decrease from the $338.4 million of Contracts purchased in the quarter ended June 30, 1998. That decrease was primarily the result of the Company's decision in September 1998 to eliminate its first-time buyer program and to restrict its purchases of Contracts in order to conserve capital. The Company expects that Contract purchases in the near future will not exceed $200 million per quarter. Such a reduction in Contract purchases would be anticipated to cause a reduction in revenues (both interest and gain on sale) in future periods.

     Servicing fees increased by $3.1 million, or 83.3%, and represented 18.4% of total revenues. The increase in servicing fees is due to the increase in the Company's servicing portfolio . As of September 30, 1998, the Company was earning servicing fees on 110,945 Contracts with aggregate outstanding principal balances approximating $1,175.7 million, compared to 65,767 Contracts with aggregate outstanding principal balances approximating $696.4 million as of September 30, 1997. In addition to the $1,175.7 million in sold Contracts, on which servicing fees were earned, the Company was holding for sale and servicing an additional $313.7 million in Contracts, for an aggregate total servicing portfolio of $1,489.4 million.

     The growth in the Company's revenue and expenses is a result of increases in the volume of Contract purchases and in the Company's servicing portfolio. The Company has achieved these increases primarily by increasing market penetration in existing geographic areas and increasing the number of marketing representatives and Dealers relationships. At September 30, 1998, the Company had 86 marketing representatives servicing 4,381 Dealers, compared to 65 representatives servicing 2,583 Dealers at September 30, 1997.

     Expenses. During the three month period ended September 30, 1998, operating expenses increased $13.7 million, or 105.8%, compared to the three month period ended September 30, 1997. Employee costs increased by $3.9 million, or 89.9%, and represented 31.2% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. In light of the Company's decision to reduce its level of Contract purchases, it anticipates reducing certain expenses in the immediate future, and maintaining such expenses at levels appropriate for the Company's level of activity in future periods. General and administrative expenses increased by $3.0 million, or 91.3% and represented 23.7% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

     Interest expense increased $2.9 million, or 96.3%, and represented 22.3% of total operating expenses. During the three month period ended September 30, 1998, interest expense consisted primarily of interest on (i) borrowings under two warehouse lines of credit ("Warehouse Lines") used to acquire Contracts and hold them pending securitization, (ii) $20 million of outstanding Rising Interest Subordinated Redeemable Securities due 2006 ("RISRS"), (iii) $20 million of outstanding Participating Equity Notes due 2004, (iv) $15 million of unsecured related party debt due 2004, (v) $5 million of unsecured related party debt due 2004 (incurred in August and September 1998), (vi) and borrowings under a revolving line of credit (the "Revolving Line") due 2003. With respect to the Warehouse Lines, the Company's cost of borrowed funds varies with market rates, and the total interest payable is affected in proportion to the amount of Contract purchases funded under the Warehouse Lines and the average time such Contracts are held prior to securitization. With respect to the RISRS debt, the interest paid on the debt increases each calendar year from 10.50% at present to 12.00% in 2004, and then to 12.50% until maturity at December 31, 2005. With respect to the PENs, interest is payable at a fixed rate of 10.50% per annum. With respect to the $15 million unsecured related party loan due 2004, interest is payable at a fixed rate of 9.0% per annum. With respect to the $5 million unsecured related party loans due 2004, interest was payable at a fixed rate of 15.0% per annum

(reduced to 12.5% in November 1998). With respect to the Revolving Line due 2003, interest is payable at a variable rate of LIBOR + 4.0% of the outstanding balance, which resulted in an effective rate of approximately 9.63% per annum in the quarter ended September 30, 1998. The increase in interest expense as compared to the prior year's period is due primarily to increased average borrowings under the Warehouse Lines to finance purchases of Contracts. Also not included in the prior year's period was interest payable with respect to the Revolving Line. The Company on November 18, 1998 borrowed $25 million from an affiliate of Levine Leichtman Capital Partners, Inc., as discussed in more detail below. The funds borrowed bear interest at the rate of 13.5% per annum. Amortization of fees and expenses of the transaction, and of the value of a warrant issued in consideration of the loan, will result in an effective interest rate materially greater than 13.5%. Such increased interest expense will be recognized in future periods.

     During the three month period ended September 30, 1998, the provision for losses on Contracts held for sale increased by $1.8 million, or 172.8%, and represented 10.8% of total operating expenses. The provision for losses on Contracts held for sale and the related allowance for credit losses vary from quarter to quarter based on a number of factors, including (i) the dollar amount of Contracts held for sale at the end of the period, (ii) the relative age of those Contracts, (iii) the estimated credit risk of those Contracts, and (iv) the portion of Contracts that are seriously past due or are assigned for, or in, repossession. The principal factor that caused the provision for losses on Contracts held for sale to increase, as compared to the prior year's period, was an increase in the amount of Contracts held for sale.

     In March 1997, the Company opened a satellite collections facility in Chesapeake, Virginia. In April 1998, the Company obtained additional contiguous space at the Virginia facility. In addition, the Company obtained additional leased space in the vicinity of its California headquarters in September 1997, in which it operated a collections facility. Lease of such additional space resulted in increased occupancy and general and administrative expenses in the three month period ended September 30, 1998. In November 1998, the Company moved its headquarters and consolidated its California collections facility in a new building of approximately 115,000 square feet, which the Company has agreed to lease for a ten-year period. The Company has subleased its former headquarters location. Increased occupancy expenses commensurate with the increase in space leased should be anticipated for future periods.

     THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998, COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

     Revenues. During the nine months ended September 30, 1998, revenues increased $46.3 million, or 83.2%, compared to the nine month period ended September 30, 1997. Net gain on sale of Contracts increased by $21.9 million, or 85.2%, and represented 46.6% of total revenues for the nine month period ended September 30, 1998. The increase in gain on sale is largely due to the increased volume of Contracts sold in the period. During the nine month period ended September 30, 1998, the Company sold $638.3 million in Contracts, compared to $371.1 million in the nine month period ended September 30, 1997. The Company's plan to reduce its future Contract purchases will limit the volume of Contracts that may be sold in future periods, and therefore can be expected to reduce the gain on sale to be recognized in future periods. In the period ended September 30, 1998, certain direct origination expenses (the recognition of which was deferred in the prior year) were expensed as incurred.

     Interest income increased by $17.4 million, or 94.8%, and represented 35.0% of total revenues for the nine month period ended September 30, 1998. The increase is due to the increase in the volume of Contracts purchased and held for sale and the increase in the amount of sold Contracts and related Residuals. During the nine month period ended September 30, 1998, the Company purchased $895.6 million in Contracts from Dealers, compared to $449.7 million in the nine month period ended September 30, 1997. As discussed above, the Company expects to reduce its purchases of Contracts in the future, which can be expected to result in lower revenues (both interest and gain on sale) in future periods.

     Servicing fees increased by $8.0 million, or 80.8%, and represented 17.5% of total revenues. The increase in servicing fees is due to the increase in the Company's servicing portfolio.

     Expenses. During the nine month period ended September 30, 1998, operating expenses increased $38.7 million or 118.4%, compared to the nine month period ended September 30, 1997. Employee costs increased by $9.8 million, or 89.4%, and represented 29.0% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. In light of the Company's decision to reduce its level of Contract purchases, it anticipates reducing certain expenses in the immediate future, and maintaining such expenses at levels appropriate for the Company's level of activity in future periods. General and administrative expenses increased by $6.4 million, or 67.6% and represented 22.3% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

     Interest expense increased $7.8 million, or 116.4%, and represented 20.3% of total operating expenses. During the nine month period ended September 30, 1998, interest expense consisted primarily of interest on (i) borrowings under two warehouse lines of credit ("Warehouse Lines") used to acquire Contracts and hold them pending securitization, (ii) $20 million of outstanding Rising Interest Subordinated Redeemable Securities due 2006 ("RISRS"), (iii) $20 million of outstanding Participating Equity Notes due 2004, (iv) $15 million of unsecured related party debt due 2004, (v) $5 million of unsecured related party debt due 2004 (incurred in August and September 1998), and (vi) borrowings under a revolving line of credit (the "Revolving Line") due 2003. With respect to the Warehouse Lines, the Company's cost of borrowed funds varies with market rates, and the total interest payable is affected in proportion to the amount of Contract purchases funded under the Warehouse Lines and the average time such Contracts are held prior to securitization. With respect to the RISRS debt, the interest paid on the debt increases each calendar year from 10.50% at present to 12.00% in 2004, and then to 12.50% until maturity at December 31, 2005. With respect to the PENs, interest is payable at a fixed rate of 10.50% per annum. With respect to the $15 million unsecured related party loan due 2004, interest is payable at a fixed rate of 9.0% per annum. With respect to the $5 million unsecured related party loans due 2004, interest was payable at a fixed rate of 15.0% per annum (reduced to 12.5% in November 1998). With respect to the Revolving Line due 2003, interest is payable at a variable rate of LIBOR + 4.0% on the outstanding balance, resulting in an effective rate over the nine-month period of approximately 9.64%. The increase in interest expense as compared to the prior year's period is due primarily to increased average borrowings under the Warehouse Lines to finance purchases of Contracts. Also not included in the prior year's period was interest payable with respect to the Revolving Line. As discussed above, the Company has recently borrowed an additional $25 million, on terms that will result in a material increase in interest expense in future periods.

     During the nine month period ended September 30, 1998, the provision for losses on Contracts held for sale increased by $10.2 million, or 386.0%, and represented 18.1% of total operating expenses.

     The satellite collections facility in Chesapeake, Virginia, and the additional space leased for a California collections facility resulted in increased occupancy and general and administrative expenses in the nine month period ended September 30, 1998. In November 1998, the Company moved its headquarters and consolidated its California collections facility in a new building of approximately 115,000 square feet, which the Company has agreed to lease for a ten-year period. The Company has subleased its former headquarters location. Increased occupancy expenses commensurate with the increase in space leased should be anticipated for future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash from operating activities are amounts borrowed under the Warehouse Lines, servicing fees on portfolios of Contracts previously sold, cash flows released from Spread Accounts, proceeds from sales of Contracts, customer payments on Contracts held for sale, and interest earned on Contracts held for sale. The Company's primary uses of cash are the purchase of Contracts, repayment of amounts borrowed under the Warehouse Lines, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes.

     Net cash used in operating activities was $45.2 million during the nine month period ended September 30, 1998, compared to net cash used in operating activities of $30.6 million during the nine month period ended September 30, 1997. Cash used for purchasing Contracts was $895.6 million, an increase of $445.9 million, or 99.1%, over cash used for purchasing Contracts in the prior year's period. Cash provided from the liquidation of Contracts was $662.0 million, an increase of $285.7 million, or 75.9%, over cash provided from the liquidation of Contracts in the prior year's period.

     On a day-to-day basis, the Company funds its purchases of Contracts from Dealers by drawing on either of two Warehouse Lines of Credit (collectively referred to as the "Warehouse Lines"), and pledges the purchased Contracts to one or the other warehouse lender. The amount borrowed under the Warehouse Lines increases until the Company sells the pledged Contracts in a securitization transaction, at which time the majority of the proceeds of the sale are used to pay down the related balance of the Warehouse Lines. Securitization transactions are typically completed on a quarterly basis. The amount of Contracts that the Company can hold for sale prior to a securitization is limited by its available cash and two Warehouse Lines, which aggregated to $300 million at September 30, 1998. In October 1998, one of the existing lenders agreed to increase temporarily the amount available under its Warehouse Line from $200 million to $308 million, giving the Company a total of $408 million of Warehouse Line availability. The temporary increase will expire on November 30, 1998, at which time the maximum availability under that warehouse line will revert to $200 million. The other warehouse line will expire on November 30, 1998. The Company expects to replace the expiring line with a new one-year warehouse line of credit with an affiliate of the existing lender, but there can be no assurance that a replacement line will be available at that time, or on the terms currently under discussion. The Company anticipates, however, that any such replacement line will allow borrowing of no more than 88% of the principal amount of pledged Contracts, as compared with a maximum of 97% under the existing line, and that the interest rate payable will increase from approximately 7.1% under the existing line (a floating rate tied to commercial paper rates) to approximately 8.7% under the replacement line (a floating rate tied to three-month LIBOR).

     The Company's cash requirements have been and will continue to be significant. The Servicing Agreements require the Company to make a significant initial cash deposit, for purposes of credit enhancement, to the Spread Accounts upon sale of Contracts in securitization transactions. Excess cash flows from the securitized Contracts are also deposited into the Spread Accounts until such time as the Spread Account balance reaches its requisite level, which is computed as a specified percent of the outstanding balance of the related asset-backed securities.

     During the nine month period ended September 30, 1998, cash used for initial deposits to Spread Accounts was $36.3 million, an increase of $23.3 million, or 179.2%, from the amount of cash used for initial deposits to Spread Accounts in the prior year's period. The cash used increased because (i) the Company sold more Contracts in the current period than in the prior year's period, and (ii) in order to achieve the desired ratings for the transactions, the required percentage initial deposit was raised from 3.5% in the prior year's transactions to 8.0% in the transactions in the third quarter, with an additional credit enhancement of 2.0% overcollateralization. (The Company has since reached an agreement, discussed below, that it expects will allow a reduced initial cash deposit of 3%.) Cash deposited to Spread Accounts for the nine month period ended September 30, 1998, was $44.3 million, an increase of $22.0 million, or 98.7%, over cash deposited to Spread Accounts in the prior year's period. The cash deposited in Spread Accounts for the nine month period ended September 30, 1998, includes $19.9 million of cash used to pay down certain Certificates to create excess collateral in an over-collateralization account.

     Cash released from Spread Accounts for the nine month period ended September 30, 1998, was $16.8 million, an increase of $4.0 million, or 31.3%, over cash released from Spread Accounts in the prior year's period. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning, and performance of the various pools of sold Contracts that make up the Company's servicing portfolio. The Spread Accounts are cross-collateralized, so that the performance of any pool can affect the availability of cash releases from all Spread Accounts. Due to the performance of certain pools, the Company has not received any cash releases from Spread Accounts since June 1998, and cannot predict with confidence when it will next receive any such releases of cash.

     The Servicing Agreements call for the requisite levels of the various Spread Accounts to increase if the related receivables experience delinquencies, repossessions or net losses in excess of certain predetermined levels. During the Company's history, the predetermined levels have frequently been reached, causing the requisite levels of certain Spread Accounts to be raised. The requisite levels of the Spread Accounts may be returned to the original lower levels if the delinquency, repossession and net loss performance of the related receivables is reduced below the pre-determined levels. In addition, on two occasions, the parties to the pertinent agreements have made modifications that effectively raised the permissible delinquency, repossession and net loss levels, thus resulting in Spread Accounts reverting to their original requisite levels. As of

September 30, 1998, the Spread Accounts for 17 of the Company's 21 securitized pools were at higher than original requisite levels due to the delinquency, repossession or net loss performance of 13 of the 21 securitized pools. Such Spread Account balances therefore included approximately $15.5 million more than would have been required at the original requisite levels.

     The Company funds the increase in its servicing portfolio through off balance sheet securitization transactions, and funds its other capital needs (including its initial cash deposits to Spread Accounts) with cash from operations and with the proceeds from the issuance of various securities. During the nine month period ended September 30, 1998, the Company engaged in three securitization transactions, established a $33.3 million revolving line of credit (discussed below), sold common stock to an affiliated party for $5 million, and received $5 million in loans from affiliated parties. The interest rate payable on the senior Certificates issued in the securitization transactions ranged from 5.64% - 6.08%, as compared with 6.10% - 6.65% payable on the similar securities issued in the prior year's period. The reduction in the rates payable is primarily due to reductions in rates payable on U.S. Treasuries of similar maturity.

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

     Due to the Company's continuing purchases of Contracts and the need to fund Spread Accounts when those Contracts are sold in securitization transactions, the Company has a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases and on the level of Spread Account initial deposits. To reduce its capital requirements and to meet those requirements, the Company has begun to implement a three-part plan: the plan includes (i) issuance of debt and equity securities, (ii) an agreement with the Certificate Insurer to reduce the level of initial Spread Account deposits, which reduces capital requirements, and (iii) a reduction in the rate of Contract purchases, which also reduces capital requirements.

     The Company in November 1998 issued $25 million of subordinated promissory notes due November 30, 2003 to an affiliate of Levine Leichtman Capital Partners, Inc. ("LLCP"), and received the proceeds thereof (net of fees and expenses, approximately $24 million). The Company also issued a warrant to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005. The debt bears interest at 13.5% per annum, and may not be prepaid without penalty prior to November 1, 2002. Simultaneously with the consummation of that transaction, certain affiliates of the Company, who had lent the Company an aggregate of $5 million on a short-term basis in August and September 1998, agreed to subordinate their indebtedness to the indebtedness in favor of LLCP, to extend the maturity of their debt until June 2004, and to reduce their interest rate from 15% to 12.5%. Such affiliates received in return the option to convert such debt into an aggregate of 1,666,667 shares of common stock at the rate of $3.00 per share through maturity at June 30, 2004. The effective cost of this new capital is affected by the valuation of the warrant and the conversion option, but in all events represents a material increase in the cost of capital resources, as compared with the Company's previous issuances of subordinated debt.

     Also in November 1998, the Company reached an agreement with the Certificate Insurer regarding initial cash deposits. In this agreement, the Certificate Insurer commits to insure asset-backed securities issued by the Trusts with respect to at least $560 million of Contracts, while requiring an initial cash deposit of 3% of principal. The commitment is subject to underwriting criteria and market conditions. The Company's agreement with the Certificate Insurer also requires that the Company issue to the Certificate Insurer or its designee, as of the date of the Company's next insured securitization transaction, a warrant to purchase common stock at $3.00 per share, exercisable through the fifth anniversary of the warrant's issuance. Such warrant will be exercisable with respect to 10% of the Company's common shares, computed on a fully-diluted basis on the assumption that there are approximately
23.9 million common shares issued or reserved for issuance.

     As noted above, the Company has recently reduced its planned level of Contract purchases to not more than $200 million per quarter. Such a reduction in Contract purchases is anticipated to reduce materially the Company's capital requirements.

     The Company is exploring its alternatives to raise additional required capital of at least $15 million, which could include sale of debt or equity instruments. Any debt issued may involve some equity participation. The sale of any equity or convertible debt could be dilutive to existing stockholders. The terms of any such additional issuance have not been determined as of the date of this report, and there can be no assurance that any such transaction will occur.

     In January 1997, the Company acquired a company engaged in the equipment leasing business. Any material growth in that subsidiary's business would require significant capital resources, to allow that subsidiary to purchase equipment for lease. As of September 30, 1998, the leasing company had a line of credit for $20.0 million to purchase equipment for lease. Borrowings under the line are collateralized by the underlying equipment and bear interest at a variable rate ranging from 1.85% to 3.0% over the five year U.S. Treasuries rate, depending on the investment rating of the lessee to whom the equipment is leased. The line of credit expires December 31, 2005. In order to focus the use of its available capital on its core business, the Company plans to sell the equipment leasing subsidiary.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. SFAS No. 131 becomes effective for the Company's 1998 annual financial statements. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 131. Application of SFAS No. 131 is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

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

FORWARD-LOOKING STATEMENTS

     The descriptions of the Company's business and activities set forth in this Form 10-Q and in other past and future reports and announcements by the Company contain forward-looking statements and assumptions regarding the future activities and results of operations of the Company. In particular, statements of the Company's expected future levels of Contract purchases are forward-looking statements. Statements concerning uses of cash in connection with Contracts and Spread Accounts and the levels of cash required to be contributed to Spread Accounts for credit enhancement, are also forward-looking statements, as are statements regarding future capital requirements and liquidity (including, without limitation, statements that the Company plans to reduce its Contract purchases and that such a reduction will reduce demands on liquidity and requirements for capital), regarding planned reduction in expenses, the availability and terms of future financing (including, without limitation, the renewal of a Warehouse Line of Credit and a commitment as to financial guaranty insurance), and statements regarding sale of a subsidiary. Actual results may be adversely affected by various factors including the following: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated; changes in interest rates, or adverse changes in the market for securitized receivables pools, either of which could restrict the Company's ability to obtain cash for new Contract originations and purchases; increases in the amounts required to be set aside in Spread Accounts for existing or future securitizations or to be expended for other forms of credit enhancement to support future securitizations; the reduction or unavailability of warehouse lines of credit which the Company uses to accumulate Contracts for securitization transactions; increased competition from other automobile finance sources; reduction in the number and amount of acceptable Contracts submitted to the Company by its automobile dealer network; changes in government regulations affecting consumer credit; and other economic, financial and regulatory factors beyond the Company's control. In particular, but without limiting the applicability of the foregoing, the anticipated renewal of one of the Company's Warehouse Lines is, as of the date this report is filed, within the discretion of the lender. The renewal terns disclosed in this report, however, are the terms most recently proposed by the lender. The commitment of the Certificate Insurer to insure asset-backed securities to be issued by Trusts is subject to various conditions, including that rating agencies rate the Certificates to be insured as at least investment grade, without reference to the policy to be issued, that the Certificate Insurer approve the transaction after a review of the Contracts to be sold in the transaction, that reinsurance be available on the terms assumed in the Certificate Insurer's analysis, and that the Company demonstrate adequate working capital at the time such policy is to be issued. Some of such conditions are outside of the Company's control.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed as a part of this report:

     10.1 Amendment dated July 17, 1998 to the Receivables Funding and Servicing Agreement relating to First Union Warehouse Line. (previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1998, and incorporated by reference)

     10.2 Subscription Agreement regarding shares issued in July 1998. (previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1998, and incorporated by reference)

     10.3 Registration Rights Agreement regarding shares issued in July 1998. (previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1998, and incorporated by reference)

     27    Financial Data Schedule

(b) During the three-month period ended September 30, 1998, the Company filed two current reports on Form 8-K. The table below presents information concerning such reports:

     DATE OF THE REPORT
       (DATE OF EVENT
  TO WHICH REPORT RELATES)               TYPE OF INFORMATION INCLUDED IN REPORT
  ------------------------               --------------------------------------
        July 6, 1998          Item 5 and Item 7. The Item 5 disclosure announced that
                              certain exhibits were being filed. The exhibits were related to the Company's July 1998 securitization of receivables.

        July 15, 1998         Item 5 and Item 7. The Item 5 disclosure announced that
                              certain exhibits were being filed. The exhibits were related to the Company's July 1998 securitization of receivables.

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

                                          CONSUMER PORTFOLIO SERVICES, INC.
                                          (Registrant)

Date: November 20, 1998                   /s/ CHARLES E. BRADLEY, JR.
                                          -------------------------------------
                                          Director, President, Chief Executive
                                          Officer
                                          (Principal Executive Officer)

Date: November 20, 1998                   /s/ JEFFREY P. FRITZ
                                          --------------------------------------
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                 EXHIBIT INDEX

     10.1 Amendment dated July 17, 1998 to the Receivables Funding and Servicing Agreement relating to First Union Warehouse Line. (previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1998, and incorporated by reference)

     10.2 Subscription Agreement regarding shares issued in July 1998. (previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1998, and incorporated by reference)

     10.3 Registration Rights Agreement regarding shares issued in July 1998. (previously filed as an exhibit to the Company's Form 10-Q for the period ended June 30, 1998, and incorporated by reference)

     27    Financial Data Schedule