Form 10-K
period 1998-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 1999-04-16
CIK 889609

================================================================================

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / x / No / /

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value on April 14, 1999 (based on the $3.50 closing price on the Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was $29,506,281. The number of shares of the registrant's Common Stock outstanding on April 14, 1999 was 15,658,501.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement for its 1999 annual meeting of shareholders is incorporated by reference into Part III of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

General

   Consumer Portfolio Services, Inc. ("CPS," and together with its subsidiaries, the "Company") is a consumer finance company specializing in the business of purchasing, selling and servicing retail automobile installment contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems ("Sub-Prime Customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not lend money directly to consumers. Rather, it purchases installment Contracts from Dealers.

   The Company has various wholly owned and partially owned subsidiaries. The wholly owned subsidiaries include CPS Marketing, Inc., Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC"), CPS Funding Corp. ("CPSFC") and CPS Warehouse Corp. ("CPSWC"). Alton, CPSRC, CPSFC and CPSWC are limited purpose corporations formed to accommodate the structures under which the Company purchases and sells its Contracts. CPS Marketing, Inc. employs marketing representatives who solicit business from Dealers. The Company's partially owned subsidiaries include Samco Acceptance Corp., Linc Acceptance Company, LLC, and CPS Leasing, Inc., each of which is 80% owned by the Company.

   CPS was incorporated and began its operations in 1991. From inception through December 31, 1998 the Company has purchased approximately $2.4 billion of Contracts, and as of December 31, 1998, had an outstanding servicing portfolio of approximately $1.5 billion. The Company makes the decision to purchase Contracts exclusively from its headquarters location. It obtains the funds for such purchases primarily by reselling the Contracts in securitization transactions. The Company services the Contracts from two regional centers, one in its California headquarters, and the other in Virginia.

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

The Market We Serve

   The Company's automobile financing programs are designed to serve customers who generally would not qualify for automobile financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. Such customers ("Sub-Prime Customers") generally have limited credit histories, low incomes or past credit problems, and are therefore often unable to obtain credit from traditional sources of automobile financing. (The terms "prime" and "sub-prime" reflect the Company's categorization of customers and bear no relationship to the prime rate of interest or persons who are able to borrow at that rate.) Because the Company serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally receives interest at rates higher than those charged by traditional automobile financing sources. The Company also expects to sustain a higher level of credit losses than traditional automobile financing sources since the Company provides financing in a relatively high risk market.

Marketing

   The Company directs its marketing efforts to Dealers, rather than to consumers. As of December 31, 1998, the Company was a party to its standard form dealer agreements ("Dealer Agreements") with 4,547 Dealers. Approximately 93.0% of these Dealers are franchised new car dealers that sell both new and used cars and the remainder are independent used car dealers. For the year ended December 31, 1998, approximately 92.0% of the Contracts purchased by the Company consisted of financing for used cars and the remaining 8.0% for new cars.

   The Company establishes relationships with Dealers through Company representatives who contact a prospective Dealer to explain the Company's Contract purchase programs, and who and thereafter provide Dealer training and support services. As of December 31, 1998, the Company had 72 representatives, 69 of whom are employees and 3 of whom are independent. The representatives are contractually obligated to represent the Company's financing program exclusively. The Company's representatives present the Dealer with a marketing package, which includes the Company's promotional material containing the terms offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement, examples of monthly reports and required documentation relating to Contracts. Marketing representatives have no authority relating to the decision to purchase Contracts from Dealers. The Company's acceptance of a Dealer is subject to its analysis of, among other things, the Dealer's operating history.

   Most of the Dealers under contract with CPS regularly submit Contracts to the Company for purchase, although they are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the year ended December 31, 1998, no Dealer accounted for more than 1.0% of the total number of Contracts purchased by the Company. The following table sets forth the geographical sources of the Contracts purchased by the Company (based on the addresses of the customers as stated on the Company's records) during the years ended December 31, 1998 and December 31, 1997:

                                              Contracts Purchased During Year Ended
                                    ----------------------------------------------------------
                                        December 31, 1998              December 31, 1997
                                    ---------------------------    ---------------------------
                                       Number         Percent        Number         Percent
                                    -------------    ----------    -----------    ------------
           California                     13,960         16.7%          9,035           18.1%
           Florida                         5,832          7.0%          3,404            6.8%
           North Carolina                  5,304          6.3%          1,613            3.2%
           Texas                           5,193          6.2%          3,649            7.3%
           Alabama                         4,707          5.6%          2,070            4.1%
           Louisiana                       4,355          5.2%          3,142            6.3%
           Pennsylvania                    4,239          5.1%          3,622            7.2%
           Michigan                        4,119          4.9%          1,954            3.9%
           Illinois                        3,808          4.6%          2,413            4.8%
           Tennessee                       2,997          3.6%          2,012            4.0%
           Georgia                         2,738          3.3%          1,503            3.0%
           New York                        2,690          3.2%          2,941            5.9%
           South Carolina                  2,152          2.6%            715            1.4%
           Maryland                        1,859          2.2%          1,586            3.2%
           Ohio                            1,768          2.1%            992            2.0%
           Hawaii                          1,585          1.9%            867            1.7%
           Other States                   16,261         19.5%          8,545           17.1%
                                    -------------                  -----------
           Total                          83,567                       50,063
                                    =============                  ===========

   As discussed in greater detail below (see "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources"), the Company has recently elected to conserve captial by materially reducing its Contract purchase activities. In connection with this decision, the Company has reduced the number of its marketing representatives to 48, as of April 10, 1999, and as of that date was purchasing Contracts in 23 states. Dealers in such states under contract with the Company totaled 2,837 as of April 10, 1999.

Origination of Contracts

   Dealer Origination. When a retail automobile buyer elects to obtain financing from a Dealer, the Dealer takes a credit application to submit to its financing sources. Typically, a Dealer will submit the buyer's application to more than one financing source for review. The Company believes the Dealer's decision to finance the automobile purchase with the Company, rather than other financing sources, is based primarily upon an analysis of the monthly payment that will be offered to the automobile buyer, the discounted purchase price offered for the Contract, the timeliness, consistency and predictability of response, the cash resources of the financing source, and any conditions to purchase.

   Upon receipt of an application from a Dealer, the Company's administrative personnel order a credit report to document the buyer's credit history. If, upon review by a Company loan officer, it is determined that the application meets the Company's underwriting criteria, or would meet such criteria with modification, the Company requests and reviews further information and supporting documentation and, ultimately, decides whether to purchase the Contract. When presented with an application, the Company attempts to notify the Dealer within four hours as to whether it intends to purchase such Contract.

   The actual agreement for purchase of the vehicle ("Contract") is prepared by the Dealer. The Dealer also arranges for recording the Company's lien on the vehicle. After the appropriate documents are signed by the Dealer and the customer, the Dealer sells the Contract to the Company. The customer then receives monthly billing statements.

   Through December 1996, the Company had purchased Contracts from Dealers at percentage discounts ranging from 0% to 10% of the total amount financed under the Contracts, depending on the perceived credit risk of the Contract, plus a flat acquisition fee, generally $200, for each Contract purchased. Percentage discounts averaged 4.1% and 2.8% for the years ended December 31, 1995 and 1996, respectively. The Company believes that the level of discounts and fees are a significant factor in the Dealer's decision to submit a Contract to the Company for purchase, and will continue to play such a role in the future. Effective January 10, 1997, the Company began purchasing Contracts in general without a percentage discount, charging Dealers only an acquisition fee ranging from zero to $1,195 for each Contract purchased. The fees vary based on the perceived credit risk and, in some cases, the interest rate on the Contract. The acquisition fees instituted in January 1997 are larger, on average, than the acquisition fees previously charged in conjunction with percentage discounts, so as to result in a similar net purchase price on a typical Contract. For the years ended December 31, 1998 and 1997, the average amount charged per Contract purchased was $418 and $438, respectively, or 3.2% and 3.5%, respectively, of the amount financed. In addition, during 1998 the Company began purchasing certain Contracts of higher credit quality for which the Company pays a fee to the Dealer. During 1998, the Company purchased 1,583 of these Contracts representing approximately 1.9% of all Contracts purchased. The average fee paid to Dealers on these Contracts was $531.

   The Company attempts to control misrepresentation regarding the customer's credit worthiness by carefully screening the Contracts it purchases, by establishing and maintaining professional business relationships with Dealers, and by including certain representations and warranties by the Dealer in the Dealer Agreement. Pursuant to the Dealer Agreement, the Company may require the Dealer to repurchase any Contract in the event that the Dealer breaches its representations or warranties. There can be no assurance, however, that any Dealer will have the financial resources to satisfy its repurchase obligations to the Company.

   Objective Contract Purchase Criteria. To be eligible for purchase by the Company, a Contract must have been originated by a Dealer that has entered into a Dealer Agreement to sell Contracts to the Company. The Contracts must be secured by a first priority lien on a new or used automobile, light truck or passenger van and must meet the Company's underwriting criteria. In addition, each Contract requires the customer to maintain physical damage insurance covering the financed vehicle and naming the Company as a loss payee. The Company or any purchaser of the Contract from the Company may, nonetheless, suffer a loss upon theft or physical damage of any financed vehicle if the customer fails to maintain insurance as required by the Contract and is unable to pay for repairs to or replacement of the vehicle or is otherwise unable to fulfill his or her obligations under the Contract.

   The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Sub-Prime Customers and the adequacy of the financed vehicle as security for a Contract. These criteria include standards for price; term; amount of down payment, installment payment and add-on interest rate; mileage, age and type of vehicle; principal amount of the Contract in relation to the value of the vehicle; customer income level, job and residence stability, credit history and debt serviceability; and other factors. Specifically, the Company's guidelines limit the maximum principal amount of a purchased Contract to 115% of wholesale book value in the case of used vehicles or to 110% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. The Company does not finance vehicles that are more than eight model years old or have in excess of 85,000 miles. Under most CPS programs, the maximum term of a purchased Contract is 60 months; a shorter maximum term may be applied based on the year and mileage of the vehicle, and contracts with terms up to 72 months may be purchased if the customer is among the more creditworthy of CPS' obligors. Contract purchase criteria are subject to change from time to time as circumstances may warrant. Upon receiving this information with the customer's application, the Company's underwriters verify the customer's employment, residency, insurance and credit information provided by the customer by contacting various parties noted on the customer's application, credit information bureaus and other sources.

   Credit Scoring. In November 1996, the Company implemented a proprietary scoring model that assigns each Contract a numeric value, (a "credit score") at the time the application is received from the Dealer and the customers credit information is retrieved from the credit reporting agencies. The credit score is based on a variety of parameters, such as the customer's job and residence stability, the amount of the down payment, and the age and mileage of the vehicle. The Company has developed the credit score as a means of identifying Contracts where a review by a supervisor or manager, prior to approval, is warranted. Regardless of the credit score a Contract originally receives, the Company's underwriters perform the same extensive review and verification procedures on all Contracts that are purchased. During 1998, the Company made significant enhancements to its scoring model. These enhancements included incorporating more of the obligor's past credit history.

   Characteristics of Contracts. All of the Contracts purchased by the Company are fully amortizing and provide for level payments over the term of the Contract. The average original principal amount financed under Contracts purchased in the year ended December 31, 1998 was approximately $12,903 with an average original term of approximately 57 months and an average down payment of 14.6%. Based on information contained in customer applications, for this twelve-month period, the retail purchase price of the related automobiles averaged $13,202 (which excludes tax and license fees, and any additional costs such as a maintenance contract), the average age of the vehicle at the time the Contract was purchased was 3.5 years, and the Company's average customer at the time of purchase was approximately 36 years old, with approximately $35,227 in average annual household income and an average of 4.4 years' history with his or her current employer.

   All Contracts may be prepaid at any time without penalty. In the event a customer elects to prepay a Contract in full, the payoff amount is calculated by deducting the unearned interest from the Contract balance, in the case of a pre-computed Contract, or by adding accrued interest to the Contract balance, in the case of a simple interest Contract.

   Each Contract purchased by the Company prohibits the sale or transfer of the financed vehicle without the Company's consent and allows for the acceleration of the maturity of a Contract upon a sale or transfer without such consent. In most circumstances, the Company will not consent to a sale or transfer of a financed vehicle unless the related Contract is prepaid in full.

   Dealer Compliance. The Dealer Agreement and related assignment contain representations and warranties by the Dealer that an application for state registration of each financed vehicle, naming the Company as secured party with respect to the vehicle, was effected at the time of sale of the related Contract to the Company, and that all necessary steps have been taken to obtain a perfected first priority security interest in each financed vehicle in favor of the Company under the laws of the state in which the financed vehicle is registered. If a Dealer or the Company, because of clerical error or otherwise, has failed to take such action in a timely manner, or to maintain such interest with respect to a financed vehicle, neither the Company nor any purchaser of the related Contract from the Company would have a perfected security interest in the financed vehicle and its security interest may be subordinate to the interest of, among others, subsequent purchasers of the financed vehicle, holders of perfected security interests and a trustee in bankruptcy of the customer. The security interest of the Company or the purchaser of a Contract may also be subordinate to the interests of third parties if the interest is not perfected due to administrative error by state recording officials. Moreover, fraud or forgery by the customer could render a Contract unenforceable against third parties. In such events, the Company could suffer a loss with respect to the related Contract. In the event the Company suffers such a loss, it will generally have recourse against the Dealer from which it purchased the Contract. This recourse will be unsecured, and there can be no assurance that any Dealer will have the financial resources to satisfy its repurchase obligations to the Company.

 Servicing of Contracts

   General. The Company's servicing activities consist of collecting, accounting for and posting of all payments received; responding to customer inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; investigating delinquencies; communicating with the customer to obtain timely payments; repossessing and reselling the collateral when necessary; and generally monitoring each Contract and any related collateral.

   Collection Procedures. The Company believes that its ability to monitor performance and collect payments owed from Sub-Prime Customers is primarily a function of its collection approach and support systems. The Company believes that if payment problems are identified early and the Company's collection staff works closely with customers to address these problems, it is possible to correct many of them before they deteriorate further. To this end, the Company utilizes pro-active collection procedures, which include making early and frequent contact with delinquent customers; educating customers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the customer in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of its collection activities, the Company maintains a computerized collection system specifically designed to service automobile installment sale contracts with Sub-Prime Customers and similar consumer obligations.

   With the aid of its high penetration auto dialer, the Company typically attempts to make telephonic contact with delinquent customers on the sixth day after their monthly payment due date. Using coded instructions from a collection supervisor, the automatic dialer will attempt to contact customers based on their physical location, state of delinquency, size of balance or other parameters. If the automatic dialer obtains a "no-answer" or a busy signal, it records the attempt on the customer's record and moves on to the next call. If a live voice answers the automatic dialer's call, the call is transferred to a waiting collector at the same time that the customer's pertinent information is simultaneously displayed on the collector's workstation. The collector then inquires of the customer the reason for the delinquency and when the Company can expect to receive the payment. The collector will attempt to get the customer to make a promise for the delinquent payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a pending queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to the automatic dialing queue for subsequent contacts.

   If a customer fails to make or keep promises for payments, or if the customer is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the customer's payment due date, but could occur sooner or later, depending on the specific circumstances.

   If CPS elects to repossess the vehicle, it assigns the task to an independent local repossession service. Such services are licensed and/or bonded as required by law. When the vehicle is recovered, the repossessor delivers it to a wholesale auto auction, where it is kept until sold, usually within 30 days of the repossession. The UCC and other state laws regulate repossession sales by requiring that the secured party provide the customer with reasonable notice of the date, time and place of any public sale of the collateral, the date after which any private sale of the collateral may be held and of the customer's right to redeem the financed vehicle prior to any such sale and by providing that any such sale be conducted in a commercially reasonable manner. Financed vehicles repossessed generally are resold by the Company through unaffiliated wholesale automobile networks or auctions, which are attended principally by used car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the Contract.

   Under the UCC and other laws applicable in most states (including California), a creditor is entitled to obtain a deficiency judgment from a customer for any deficiency on repossession and resale of the motor vehicle securing the unpaid balance of such customer's Contract. However, some states impose prohibitions or limitations on deficiency judgments. When obtained, deficiency judgements are entered against defaulting individuals who may have little capital or income. Therefore, in many cases, it may not be useful to seek a deficiency judgment against a customer or, if one is obtained, it may be settled at a significant discount.

Credit Experience

   The Company's financial results are dependent on the performance of the Contracts it has purchased. The tables below document the delinquency, repossession and net credit loss experience of all Contracts purchased by the
Company:

                           DELINQUENCY EXPERIENCE (1)

                                                                        As of December 31,
                                          ----------------------------------------------------------------------------
                                                  1998                        1997                        1996
                                                  ----                        ----                        ----
                                           Number                      Number                      Number
                                             of                          of                          of
                                          Contracts     Amount        Contracts     Amount        Contracts    Amount
                                          ---------   ----------      ---------   ----------      ---------   --------
                                                                      (Dollars in thousands)
     Gross servicing portfolio.......      141,396    $1,674,417       83,414     $1,031,573       47,187     $604,092
     Period of delinquency (2)
     31-60 days......................        4,202        48,324        3,092         36,609        1,801       22,099
     61-90 days......................        1,869        22,335        1,243         15,303          724        9,068
     91+ days........................        1,694        20,096        1,393         17,869          768        9,906
                                           -------    ----------       ------     ----------       ------     --------
     Total delinquencies(2)..........        7,765        90,755        5,728         69,781        3,293       41,073
     Amount in repossession (3)......        2,961        32,772        1,977         24,463        1,168       14,563
                                           -------    ----------       ------     ----------       ------     --------
     Total  delinquencies  and amount
     in repossession (2).............       10,726      $123,527        7,705        $94,244        4,461      $55,636
                                           =======    ==========       ======     ==========       ======     ========
     Delinquencies as a percent of
     gross servicing portfolio.......          5.5%          5.4%         6.9%           6.8%         7.0%         6.8%

     Total delinquencies and amount
     in repossession as a percent of
     gross servicing portfolio.......          7.6%          7.4%         9.2%           9.1%         9.5%         9.2%

(1) All amounts and percentages are based on the full amount remaining to be repaid on each Contract, including, for pre-computed Contracts, any unearned finance charges. The information in the table represents the principal amount of all Contracts purchased by the Company, including Contracts subsequently sold by the Company, which it continues to service.

(2) The Company considers a Contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the Servicing Agreements. The period of delinquency is based on the number of days payments are contractually past due. Contracts less than 31 days delinquent are not included.

(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

                          NET CHARGE-OFF EXPERIENCE(1)

                                                       Year Ended December 31,
                                                 ----------------------------------
                                                       (Dollars in thousands)
                                                   1998          1997        1996
                                                 ----------    --------    --------
Average servicing portfolio outstanding....      $1,300,519    $703,100    $397,430
Net charge-offs as a percent of average
servicing portfolio (2)....................            6.5%        5.9%        5.1%

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each Contract. The information in the table represents all Contracts purchased by the Company including Contracts subsequently sold by the Company that it continues to service.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest).

Securitization and Sale of Contracts to Institutional Investors

   The Company purchases Contracts with the primary intention of reselling them to investors as asset-backed securities through securitizations. In connection with the sale of the Contracts, the Company is required to make certain representations and warranties, which are generally similar to the representations and warranties made by Dealers in connection with the Company's purchase of the Contracts. If the Company breaches any of its representations or warranties to a purchaser of the Contracts, the Company will be obligated to repurchase the Contract from such purchaser at a price equal to such purchaser's purchase price less the related cash securitization reserve and any payments received by such purchaser on the Contract. The Company may then be entitled under the terms of its Dealer Agreement to require the selling Dealer to repurchase the Contract at a price equal to the Company's purchase price, less any payments made by the customer. Subject to any recourse against Dealers, the Company will bear the risk of loss on repossession and resale of vehicles under Contracts repurchased by it.

   Upon the sale of a portfolio of Contracts, to an investor or a trust, the Company mails to obligors monthly billing statements directing them to mail payments on the Contracts to a lock-box account. The Company engages an independent lock-box processing agent to retrieve and process payments received in the lock-box account. This results in a daily deposit to the investor's or the Trust's bank account of the entire amount of each day's lock-box receipts and the simultaneous electronic data transfer to the Company of customer payment data records. Pursuant to the Servicing Agreements, the Company is required to deliver monthly reports to the investor or the Trust reflecting all transaction activity with respect to the Contracts. The reports contain, among other information, a reconciliation of the change in the aggregate principal balance of the Contracts in the portfolio to the amounts deposited into the investor's or the Trust's bank account as reflected in the daily reports of the lock-box processing agent.

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

The Servicing Portfolio

   The Company currently services all Contracts that it owns, as well as those Contracts included in portfolios that it has sold to investors or securitization trusts. Pursuant to the Company's usual form of servicing agreement (the Company's servicing agreements with purchasers of portfolios of Contracts are collectively referred to as the "Servicing Agreements"), CPS is obligated to service all Contracts sold to the investors or Trusts in accordance with the Company's standard procedures. The Servicing Agreements generally provide that the Company will bear all costs and expenses incurred in connection with the management, administration and collection of the Contracts serviced. The Servicing Agreements also provide that the Company will take all actions necessary or reasonably requested by the investor to maintain perfection and priority of the investor's or the Trust's security interest in the financed vehicles. CPS may in the future sell Contracts "servicing - released," that is, with the purchaser assuming the future servicing of the purchased Contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

   The Company is entitled under most of the Servicing Agreements to receive a base monthly servicing fee of 2.0% per annum computed as a percentage of the declining outstanding principal balance of the non-defaulted Contracts in the portfolio. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the investor or trust receives the paid principal reduction of the Contracts in its portfolios and interest thereon at the fixed rate that was agreed when the Contracts were sold to the Trust. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-offs, the shortfall is satisfied from the "Spread Account" established in connection with the sale of the portfolio. The "Spread Account" is an account established at the time the Company sells a portfolio of Contracts, to provide security to the purchaser of the portfolio. If collections on the Contracts exceed such amounts, the excess is utilized, first, to build up or replenish the Spread Account to the extent required, next, to cover deficiencies in Spread Accounts for other portfolios, and the balance, if any, constitutes excess cash flows, which are distributed to the Company. The Company has not received any such distributions since June 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Servicing Agreements also provide that the Company is entitled to receive certain late fees collected from customers.

   Pursuant to the Servicing Agreements, the Company is generally required to charge off the balance of any Contract by the earlier of the end of the month in which the Contract becomes five scheduled installments past due or, in the case of repossessions, the month that the proceeds from the liquidation of the financed vehicle are received by the Company. In the case of a repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted Contract and the net repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay to the investors the entire principal balance of Contracts charged off during the month, the trustee draws on the related Spread Account to pay the investors. The amount drawn would then have to be restored to the Spread Account from future collections on the Contracts remaining in the portfolio before the Company would again be entitled to receive excess cash. In addition, the Company would not be entitled to receive any further monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts and after any recourse to any insurer guarantees backing the Certificates, the investor bears the risk of all charge-offs on the Contracts in excess of the Spread Account. The investors' rights with respect to distributions from the Trusts are senior to the Company's rights. Accordingly, variation in performance of pools of Contracts affects the Company's ultimate realization of value derived from such Contracts.

   The Servicing Agreements are terminable by the trust (or by the insurer of certificates issued by the trust) in the event of certain defaults by the Company and under certain other circumstances. As of December 31, 1998, 7 of the Company's 22 securitized pools had incurred cumulative losses exceeding certain predetermined levels, which in turn has given the insurer the right to terminate the Servicing Agreements. To date, the insurer has waived its right to terminate the Servicing Agreements.

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

   The Company believes that the principal competitive factors affecting a Dealer's decision to offer Contracts for sale to a particular financing source are the monthly payments made available to the vehicle purchaser, the purchase price offered for the Contracts, the reasonableness of the financing source's underwriting guidelines and documentation requests, the predictability and timeliness of purchases and the financial stability of the funding source. The Company believes that it can obtain from Dealers sufficient Contracts for purchase at attractive prices by consistently applying reasonable underwriting criteria and making timely purchases of qualifying Contracts.

Government Regulation

   Several federal and state consumer protection laws, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Debt Collection Practices Act and the federal Trade Commission Act, regulate the extension of credit in consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on Contracts and impose certain other restrictions on Dealers. In many states, a license is required to engage in the business of purchasing Contracts from Dealers. In addition, laws in a number of states impose limitations on the amount of finance charges that may be charged by Dealers on credit sales. The so-called Lemon Laws enacted by the Federal government and various states provide certain rights to purchasers with respect to motor vehicles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other Federal and state laws may give rise to a claim or defense of a customer against a Dealer and its assignees, including the Company and purchasers of Contracts from the Company. The Dealer Agreement contains representations by the Dealer that, as of the date of assignment of Contracts, no such claims or defenses have been asserted or threatened with respect to the Contracts and that all requirements of such Federal and state laws have been complied with in all material respects. Although a Dealer would be obligated to repurchase Contracts that involve a breach of such warranty, there can be no assurance that the Dealer will have the financial resources to satisfy its repurchase obligations to the Company. Certain of these laws also regulate the Company's servicing activities, including its methods of collection.

   Although the Company believes that it is currently in material compliance with applicable statutes and regulations, there can be no assurance that the Company will be able to maintain such compliance. The failure to comply with such statutes and regulations could have a material adverse effect upon the Company. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business could have a material adverse effect upon the Company. In addition, due to the consumer-oriented nature of the industry in which the Company operates and the application of certain laws and regulations, industry participants are regularly named as defendants in litigation involving alleged violations of Federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. A significant judgment against the Company or within the industry in connection with any such litigation could have a material adverse effect on the Company's financial condition, results of operations or liquidity. See "Legal Proceedings."

Alternative Marketing Programs

   From 1996 through 1998, the Company invested in an 80 percent-owned subsidiary, Samco Acceptance Corporation ("Samco"), which pursued a business strategy of purchasing Contracts from independent finance companies that had in turn purchased the Contracts from Dealers. The Contracts purchased from Samco showed consistently higher losses than Contracts purchased by CPS directly from Dealers. In December 1998, the Company ceased further investments in Samco, and terminated all operations during the first quarter of 1999. The Company believes that any credit losses related to Samco-originated Contracts have been adequately reserved for, and that no material losses will result from Samco's terminated operations.

   For the year ended December 31, 1998, Samco purchased 5,337 Contracts with original balances aggregating $64.3 million. During the first quarter of 1999, the Company terminated all operations of Samco in conjunction with the Company's plan to reduce the level of Contract purchases and thus to decrease future capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

   In May 1996, CPS formed LINC Acceptance Corp. ("LINC"), an 80 percent-owned subsidiary based in Norwalk, Connecticut. LINC provides the Company's sub-prime auto finance products to credit unions, banks and savings and loans ("Depository Institutions"). The Company believes that Depository Institutions do not generally make loans to Sub-Prime Customers, even though they may have relationships with Dealers and have Sub-Prime Customers.

   LINC calls on various Depository Institutions and presents them with a financing program that is similar to those that CPS markets directly to Dealers through its marketing representatives. The LINC program is intended to result in a slightly more creditworthy customer than the Company's regular programs, by requiring slightly higher income and lower debt-to-income ratios. LINC's customers may offer its financing program to customers directly or to local Dealers. Unlike Samco, which has employees who evaluate applications and make decisions to purchase Contracts, LINC applications are submitted by the Depository Institution directly to CPS, where the approval, underwriting and purchase procedures are performed by CPS staff who work with LINC as well as with CPS Dealers. Servicing and collection procedures on LINC Contracts are performed entirely by the Company's collections personnel. For the year ended December 31, 1998, LINC purchased 1,813 Contracts with original balances aggregating $24.3 million. CPS intends to terminate the separate operations of LINC during the second quarter of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Employees

   As of December 31, 1998, the Company had 666 full-time and 2 part-time employees, of whom 11 are senior management personnel, 316 are collections personnel, 152 are Contract origination personnel, 81 are marketing personnel (72 of whom are marketing representatives), 81 are operations and systems personnel, and 27 are accounting and human resource personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

ITEM 2. PROPERTY

   The Company's headquarters are located in Irvine, California, where it leases approximately 115,000 square feet of general office space from an unaffiliated lessor. The annual rent is approximately $1.9 million for the first five years of the lease term, and increases to $2.1 million for years six through ten. The Company has the option to cancel the lease after five years without penalty. In addition to the foregoing base rent, the Company has agreed to pay the property taxes, maintenance and other expenses of the premises. Prior to November 1998, the Company's headquarters were located in a different facility of approximately 51,400 square feet, also in Irvine, California. The Company has subleased its former headquarters location, on terms that should yield immaterial sublease income through the remainder of that lease.

   The Company in March 1997 established a branch collection facility in Chesapeake, Virginia. The Company leases approximately 27,988 square feet of general office space in Chesapeake, Virginia at a base rent that is currently $401,628 per year, increasing to $504,545 over a ten-year term.

ITEM 3. LEGAL PROCEEDINGS

   CPS is party to litigation in the ordinary course of business, generally involving actions against automobile purchasers to collect amounts due on purchased Contracts or to recover vehicles. In one such case, relating to the Chapter 13 bankruptcy of obligors Madeline and Darryl Brownlee, of Chicago, Illinois, the obligors counterclaimed against CPS on June 30, 1997 in the bankruptcy court for the Northern District of Illinois. The obligors seek class-action treatment of their allegation that the cost of an extended service contract on the automobile they purchased was inadequately disclosed by the automobile dealer, Joe Cotton Ford of Carol Stream, Illinois. The disclosure allegedly violated the federal Truth in Lending Act and Illinois consumer protection statutes. The plaintiffs amended their complaint in September 1998, dropping all Truth in Lending allegations against CPS. The court in February 1999, dismissed all remaining claims against CPS. The case remains pending against the dealer, and there is a remote chance that a possible appeal could result in a reinstatement of claims against the Company.

   In another proceeding, arising out of efforts to collect a deficiency balance from Joseph Barrios of Chicago, Illinois, the debtor has brought suit against CPS alleging defects in the notice given upon repossession of the vehicle. This lawsuit was filed on February 18, 1998, in the circuit court of Cook County, Illinois and sought relief for a punitive class of persons who have received such notice. A settlement of this litigation has been reached on a class basis, which does not involve material expense.

   It is management's opinion that all litigation of which it is aware, including the matters discussed above, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the Company's executive officers follows:

    Charles E. Bradley, Jr., 39, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley, Jr. is currently serving as a director of NAB Asset Corporation, Chatwins Group, Inc., Texon Energy Corporation, and Thomas Nix Distributor, Inc. Charles E. Bradley, Sr., Chairman of the board of directors of the Company, is his father.

    Jeffrey P. Fritz, 39, has been Senior Vice President - Chief Financial Officer and Secretary of the Company since March 1991. From December 1988 to March 1991, Mr. Fritz was Vice President and Chief Financial Officer of Far Western Bank. From 1985 to December 1988, Mr. Fritz was a management consultant for Price Waterhouse in St. Louis, Missouri.

    William L. Brummund, Jr., 46, has been Senior Vice President - Systems Administration since March 1991. From 1986 to March 1991, Mr. Brummund was Vice President and Systems Administrator for Far Western Bank.

   Nicholas P. Brockman, 54, has been Senior Vice President - Asset Recovery & Liquidation since January 1996. He was Senior Vice President of Contract Originations from April 1991 to January 1996. From 1986 to March 1991, Mr. Brockman served as a Vice President and Branch Manager of Far Western Bank.

   Richard P. Trotter, 55, has been Senior Vice President-Contract Origination since January 1996. He was Senior Vice President of Administration from April 1995 to December 1995. From January 1994 to April 1995 he was Senior Vice President-Marketing of the Company. From December 1992 to January 1994, Mr. Trotter was Executive Vice President of Lange Financial Corporation, Newport Beach, California. From May 1992 to December 1992, he was Executive Director of Fabozzi, Prenovost & Normandin, Santa Ana, California. From December 1990 to May 1992 he was Executive Vice President/Chief Operating Officer of R. Thomas Ashley, Newport Beach, California. From April 1984 to December 1990, he was President/Chief Executive Officer of Far Western Bank, Tustin, California.

   Curtis K. Powell, 42, has been Senior Vice President - Marketing of the Company since April 1995. He joined the Company in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

   Mark A. Creatura, 39, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

   Thurman Blizzard, 56, has been Senior Vice President - Collections since January 1998. The Company had previously engaged Mr. Blizzard as a consultant from October 1997 to December 1997 to provide recommendations to the Company concerning its collections operation. Prior thereto, Mr. Blizzard served as Chief Operations Officer of Monaco Finance from May 1994 to March 1997. Mr. Blizzard was previously an Asset Liquidation Manager with the Resolution Trust Corporation, from November 1991 to May 1994.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock is traded on the Nasdaq National Market System, under the symbol "CPSS." The following table sets forth the high and low closing prices reported for the Common Stock for the periods. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission.

                                                                      High          Low
                                                                    --------      --------
January 1 - March 31, 1997..................................        $ 13.875      $  7.375
April 1 - June 30, 1997.....................................          12.375         7.000
July 1 - September 30, 1997.................................          18.250        10.500
October 1 - December 31, 1997...............................          17.750         7.500
January 1-March 31, 1998....................................          12.750         9.000
April 1-June 30, 1998.......................................          15.063        10.000
July 1-September 30, 1998...................................          12.875         1.813
October 1-December 31, 1998.................................           5.125         2.000

   As of April 13, 1999, there were 69 holders of record of the Company's Common Stock. To date, the Company has not declared or paid any dividends on its Common Stock. The payment of future dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The instruments governing the Company's outstanding debt place certain restrictions on the payment of dividends. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain any earnings for use in the Company's operations.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                 Nine-Month
                                                                                Period Ended  Fiscal Year Ended
                                              Year ended December 31,           December 31,       March 31,
                                      ---------------------------------------   ------------  -----------------
                                         1998           1997          1996          1995             1995
                                      -----------    ----------    ----------   ------------  -----------------
                                                      (in thousands, except per share data)
STATEMENT OF INCOME DATA:
Gain on sale of Contracts, net ....   $   58,306     $  35,045     $  20,565     $  10,721         $   8,922
Interest income....................       41,841        23,526        19,980         9,220            10,561
Servicing fees.....................       25,156        14,487         7,893         3,485             2,489
Total revenue......................      126,280        75,251        48,438        23,426            21,972
Operating expenses ................       81,960        43,292        24,746        10,769            10,825
Net income.........................   $   25,703     $  18,532     $  14,097     $   7,575         $   6,666
Basic earnings per share (1).......   $     1.67     $    1.29     $    1.05     $    0.65         $    0.75
Diluted net earnings per share (1).   $     1.50     $    1.17     $    0.93     $    0.52         $    0.61

                                                    December 31,                          March 31,
                                   --------------------------------------------      -------------------
                                     1998         1997       1996        1995         1995        1994
                                   --------      -------    -------     -------      -------    --------
                                                              (in thousands)
BALANCE SHEET DATA:
Contracts held for sale.........  $ 165,582    $  68,271   $ 21,657    $ 19,549     $ 21,896    $    647
Residual interest in
  securitizations...............    217,848      124,616     67,252      41,586        5,154       2,294
Total assets....................    431,962      225,895    101,946      77,878       57,975      16,538
Total liabilities...............    312,881      143,288     44,989      36,397       30,981       6,337
Total shareholders' equity......  $ 119,081    $  82,607   $ 56,957    $ 41,481     $ 26,994    $ 10,201

(1) All prior periods have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

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

   The Company generates revenue primarily from the gains recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold, and interest earned on Residuals (as defined below) and on Contracts held for sale. Revenues from gains on sale, interest and servicing fees for the year ended December 31, 1998, were $58.3 million, $41.8 million, and $25.2 million, respectively. Such revenues for the year ended December 31, 1997, were $35.0 million, $23.5 million, and $14.5 million, respectively, and for the year ended December 31, 1996, such revenues were $20.6 million, $20.0 million and $7.9 million, respectively. The Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations. The Company's cash requirements have been and will continue to be significant. Net cash used in operating activities for the years ended December 31, 1998, 1997 and 1996, were $71.1 million, $26.1 million and $8.4 million, respectively. See "Liquidity and Capital Resources."

   The Company purchases Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased materially in 1998, and have recently been decreased, as is discussed under the heading "Liquidity and Capital Resources."

   At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in the Contracts sold in the securitization. That retained interest (the "Residual") consists of
(a) the cash held in the Spread Account and (b) the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received by the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

   The Company allocates its basis in the Contracts between the Certificates and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals, and accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. For that valuation, the Company has used an effective discount rate of approximately 14% per annum.

   The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Servicing Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Servicing Agreements. Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals. Such balances are generally defined as percentages of the principal amount remaining unpaid on the balance.

   The annual percentage rate ("APR") payable on the Contracts is significantly greater than the interest rate payable on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effect of trends in the industry. The Company has used a constant prepayment estimate of approximately 4% per annum. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the residuals, the Company estimates that losses as a percentage of the original principal balance will total approximately 14% cumulatively over the lives of the related Contracts.

   In future periods, the Company would recognize additional revenue from the Residuals if the actual performance of the Contracts were to be better than the original estimate, or the Company would increase the estimated fair value of the Residuals. If the actual performance of the Contracts were to be worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. Due to the inherent uncertainty of the future performance of the underlying Contracts, the Company during 1998 established a provision for future losses on the Residuals.

RESULTS OF OPERATIONS

The Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

   Revenue. During the year ended December 31, 1998, revenue increased $51.0 million, or 67.8%, compared to the year ended December 31, 1997. Gain on sale of Contracts, net, increased by $23.3 million, or 66.4%, and represented 46.2% of total revenue for the year ended December 31, 1998. The increase in gain on sale is largely due to the volume of Contracts which were sold in the period. During the year ended December 31, 1998, the Company sold $948.3 million in Contracts, compared to $573.3 million in the year ended December 31, 1997. For the years ended December 31, 1998 and 1997, $3.5 million and $4.1 million, respectively, of provision for losses on Contracts held for sale was charged against gain on sale. Due to the inherent uncertainty of the future performance of the underlying Contracts, the Company during 1998 established a provision for future losses on the Residuals in the amount of $7.8 million that was charged against gain on sale.

   Interest income increased by $18.3 million, or 77.8%, representing 33.1% of total revenues for the year ended December 31, 1998. The increase is due to the increase in the volume of contracts purchased and held for sale. During the year ended December 31, 1998, the Company purchased $1,076.5 million in Contracts from Dealers, compared to $632.1 million in the year ended December 31, 1997. The Company expects that Contract purchases in the near future will be significantly reduced. Such a reduction in Contract purchases are expected to cause a reduction in revenues (both interest and gain on sale) in future periods. (See "Liquidity and Capital Resources").

   Servicing fees increased by $10.7 million, or 73.6%, and represented 19.9% of total revenue. The increase in servicing fees is due to the increase in Contract purchase, sale and servicing activities. As of December 31, 1998, the Company was earning servicing fees on 128,025 Contracts approximating $1,362.8 million compared to 77,731 Contracts approximating $830.9 million as of December 31, 1997. In addition to the $1,362.8 million in sold Contracts on which servicing fees were earned, the Company was holding for sale and servicing an additional $176.1 million in Contracts for an aggregate servicing portfolio of $1,538.9 million. Amortization of NIRs increased by $22.2 million and represented 104.9% of residual interest income for the year ended December 31, 1998, versus 59.0% for year ended December 31, 1997. The increase is due to higher losses on the servicing portfolio and the increase in the NIRs from 1997 to 1998.

   Expenses. During the year ended December 31, 1998, operating expenses increased $38.7 million, or 89.3%, compared to the year ended December 31, 1997. Employee costs increased by $12.9 million, or 81.5%, and represented 35.2% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. In light of the Company's decision to reduce its level of Contract purchases, it anticipates reducing certain expenses in the immediate future, and maintaining such expenses at levels appropriate for the Company's level of activity in future periods. General and administrative expenses increased by $6.5 million, or 45.7% and represented 25.2% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationary, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

   Interest expense increased $12.8 million, or 139.7%, and represented 26.9% of total operating expenses. The increase is due in part to the interest paid on an additional $30.0 million in subordinated debt securities issued by the Company during 1998 as well as interest paid on the outstanding balance on a revolving line of credit (the "Residual Line"). Interest expense was also affected by the volume of Contracts held for sale as well as by the Company's cost of borrowed funds. (See "Liquidity and Captial Resources").

   Marketing expenses increased by $5.0 million or 272.7%, and represented 8.4% of total expenses. The increase is primarily due to the increase in printing, travel, promotion and convention expenses. Fees paid to marketing representatives for their role in the submission of Contracts ultimately purchased by the Company are included as a component in gain on sale of Contracts, net.

   Occupancy expenses increased by $863,000 or 61.5%, and represented 2.8% of total expenses. Depreciation and amortization expenses increased by $498,000 or 65.8%, and represented 1.5% of total expenses. In November 1998, the Company moved its headquarters to a new 115,000 square foot facility. The Company has agreed to lease the new headquarters facility for a ten-year term, with base rent of $1.9 million for the first five years, and $2.1 million for years six through ten. In addition to base rent, the Company has agreed to pay property taxes, maintenance, and other expenses of the property. Occupancy of the new building can be expected to increase the Company's overall occupancy expenses in the future beginning with commencement of the lease. The Company has subleased its former headquarters location.

   The result for the year ended December 31, 1998, includes a net operating loss of $1.1 million from the Company's subsidiary Samco. For the year ended December 31, 1997, Samco had net income of $1.2 million. The Company terminated all operations of Samco during the first quarter of 1999.

   The result for the year ended December 31, 1998, includes net income of $1.2 million from the Company's subsidiary LINC. For the year ended Decmber 31, 1997, LINC had a net operating loss of $11,000. The Company intends to terminate the operations of LINC during the second quarter of 1999.

   The result for the year ended December 31, 1998, includes net income of $298,000 from the Company's subsidiary CPS Leasing, Inc. For the year ended Decmber 31, 1997, CPS Leasing, Inc. had a net operating loss of $88,000. The Company intends to sell CPS Leasing, Inc. during the second quarter of 1999.

   The results for the years ended December 31, 1998 and 1997, include $52,000 and $849,000, respectively, in net income from the Company's investment in 38% of NAB Asset Corp.

   The Company's effective tax rate was 42.0% for the years ended December 31, 1998 and 1997.

The Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

   Revenue. During the year ended December 31, 1997, revenue increased $26.8 million, or 55.4%, compared to the year ended December 31, 1996. Gain on sale of Contracts, net, increased by $14.5 million, or 70.4%, and represented 46.6% of total revenue for the year ended December 31, 1997. The increase in gain on sale is largely due to the volume of Contracts which were sold in the period. During the year ended December 31, 1997, the Company sold $573.3 million in Contracts, compared to $341.0 million in the year ended December 31, 1996. For the years ended December 31, 1997 and 1996, $4.1 million and $2.8 million, respectively, of provision for losses on Contracts held for sale was charged against gain on sale.

   Interest income increased by $3.5 million, or 17.7%, representing 31.3% of total revenues for the year ended December 31, 1997. The increase is due to the increase in the volume of contracts purchased and held for sale. During the year ended December 31, 1997, the Company purchased $632.1 million in Contracts from Dealers, compared to $351.4 million in the year ended December 31, 1996.

   Servicing fees increased by $6.6 million, or 83.5%, and represented 19.3% of total revenue. The increase in servicing fees is due to the Company's continued expansion of its Contract purchase, sale and servicing activities. As of December 31, 1997, the Company was earning servicing fees on 77,731 Contracts approximating $830.9 million compared to 45,363 Contracts approximating $483.1 million as of December 31, 1996. In addition to the $830.9 million in sold Contracts on which servicing fees were earned, the Company was holding for sale and servicing an additional $71.8 million in Contracts for an aggregate servicing portfolio of $902.7 million. Amortization of NIRs increased by $7.2 million and represented 59.0% of residual interest income for the year ended December 31, 1997 versus 38.0% for year ended December 31, 1996. The increase is primarily due to the increase in the average age of the Contracts making up the Company's servicing portfolio and consequently the increase in charge-offs and corresponding reduction of residual interest income. The Company expects these increases in the ratio of amortization of NIRs to Residual interest income to continue until the size and average age of the servicing portfolio stabilizes.

   Expenses. During the year ended December 31, 1997, operating expenses increased $18.5 million, or 75.0%, compared to the year ended December 31, 1996. Employee costs increased by $7.0 million, or 78.0%, and represented 36.7% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the Company's growth and certain increases in salaries of existing staff. General and administrative expenses increased by $6.9 million, or 95.2% and represented 32.7% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the volume of purchasing and servicing of Contracts.

   Interest expense increased $3.4 million, or 58.9%, and represented 21.2% of total operating expenses. The increase is due in part to the interest paid on an additional $35.0 million in subordinated debt securities issued by the Company during 1997. Interest expense was also impacted by the volume of Contracts held for sale as well as by the Company's cost of borrowed funds.

   Marketing expenses increased by $170,789 or 10.2%, and represented 4.3% of total expenses. The increase is primarily due to the increase in printing, travel, promotion and convention expenses. Fees paid to marketing representatives for their role in the submission of Contracts ultimately purchased by the Company are included as a component in gain on sale of Contracts, net.

   Occupancy expenses increased by $635,506 or 82.7%, and represented 3.2% of total expenses. Depreciation and amortization expenses increased by $481,548 or 174.9%, and represented 1.8% of total expenses. During 1997, the Company established a satellite collection branch in Chesapeake, Virginia and leased additional office space near its headquarters in Irvine, California. This resulted in an increase in base rent expense of $906,066 for the year ended December 31, 1997. The increase in occupancy, depreciation and amortization is due primarily to the establishment of this additional office space and the related furniture, fixtures and equipment. The Company has agreed to lease a new headquarters facility, which is currently under construction. The lease will be for a ten-year term, with base rent of $1.9 million for the first five years, and $2.1 million for years six through ten. In addition to base rent, the Company has agreed to pay property taxes, maintenance, and other expenses of the property. Occupancy of the new building can be expected to increase the Company's overall occupancy expenses in the future beginning with commencement of the lease, which will commence upon completion of the building, currently scheduled for September 1998.

   The results for the year ended December 31, 1997 include net income of $1.2 million from the Company's subsidiary Samco. For the year ended December 31, 1996, Samco incurred a net operating loss of $491,000.

   The results for the year ended December 31, 1997 also include net operating losses of $11,000 from the Company's subsidiary LINC. For the year ended December 31, 1996, LINC incurred a net operating loss of $324,000.

   In addition, the Company's results for the year ended December 31, 1997, include $88,000 in net operating losses from the Company's subsidiary, CPS Leasing, Inc., which was acquired in January 1997, and $849,000 in net income from the Company's investment in 38% of NAB Asset Corp.

   The Company's effective tax rate was 42.0% for the year ended December 31, 1997 and 40.5% for the year ended December 31, 1996. See note 12 to the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

   The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities are amounts borrowed under its various warehouse lines, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments on Contracts held for sale, interest earned on Contracts held for sale, and releases of cash from Spread Accounts. The Company's primary uses of cash are the purchases of Contracts, repayment of amounts borrowed under its various warehouse lines, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts and income taxes. As a result, the Company is dependent on its warehouse lines of credit and its residual financing facility in order to finance its continued operations. If the Company's principal lenders decided to terminate or not to renew any of these credit facilities with the Company, the loss of borrowing capacity would have a material adverse effect on the Company's results of operations unless the Company found a suitable alternative source.

   Net cash used in operating activities was $71.1 million during the year ended December 31, 1998, compared to net cash used of $26.1 million during the year ended December 31, 1997. Cash used for purchasing Contracts was $1,076.5 million, an increase of $444.4 million, or 70.3%, over cash used for purchasing Contracts in the year ended December 31, 1997. Cash provided from the liquidation of Contracts was $975.6 million, an increase of $394.2 million, or 67.8%, over cash provided from liquidation of Contracts in the year ended December 31, 1997.

   On a day-to-day basis, the Company funds its purchases of Contracts from Dealers by drawing on either of two warehouse lines of credit (collectively referred to as the "Warehouse Lines"), and pledges the purchased Contracts to one or the other warehouse lender. The amount borrowed under the Warehouse Lines increases until the Company sells the pledged Contracts in a securitization transaction, at which time the majority of the proceeds of the sale are used to pay down the related balance of the Warehouse Lines. Securitization transactions are typically completed on a quarterly basis. The amount of Contracts that the Company can hold for sale prior to a securitization is limited by its available cash and the Warehouse Lines, which permit borrowings of up to a maximum total of $300.0 million.

   The Company's cash requirements have been and will continue to be significant. The Company may borrow under the Warehouse Lines no more than an amount generally defined as a percentage ("advance rate") of the principal amount of the Contracts pledged to the respective warehouse lenders. The difference between what the Company may borrow and what it pays Dealers for Contracts must come from the Company's working capital.

   Under one of the Company's two Warehouse Lines, an affiliate of First Union National Bank lends to the Company, with the loans funded by commercial paper issued by that affiliate, and secured by Contracts pledged periodically by the Company. The First Union line has a maximum lending amount of $200.0 million. Under the Company's second warehouse line of credit, the Company borrows from General Electric Capital Corporation ("GECC"). The GECC line was entered into in November 1998, and replaced a prior line of credit arrangement under which an affiliate of GECC lent money to the Company in a structure similar to that of the First Union line. The GECC line has an aggregate maximum lending amount of $100.0 million. The maximum amount outstanding under the GECC line or its predecessor line in 1998 was $100.0 million and the average was $51.3 million. Interest under the First Union line is at a variable rate, indexed to prevailing rates for commercial paper. Interest under the GECC line is payable at a rate of 3.75% per annum over LIBOR. The two lines together had an outstanding balance of $151.9 million at December 31, 1998, as compared to $61.7 million at December 31, 1997. The Company uses the two Warehouse Lines in tandem, pledging specific Contracts to each lender alternatively.

   The amount of cash that the Company needs for daily operations is most heavily dependent on (i) its level of Contract purchases, and (ii) the amount that the Company may borrow under its Warehouse Lines, secured by the Contracts purchased. Over the three-year period 1996 through 1998, the Company's annual Contract purchases increased from $351.4 million in 1996 to $1,076.5 million in 1998. From January 1996 through November 1997, the Company was able to borrow, under the predecessor to the GECC Line, 97% of the principal amount of the Contracts purchased. The First Union Line allows the Company to borrow a varying percentage (not in excess of 95%) of Contract balances, depending on the performance of Contracts pledged to that lender. The advance rate under the First Union Line decreased during 1998 to an average of approximately 91% in the fourth quarter, and the Company has no expectation that it will be able to borrow a higher percentage with respect to Contracts pledged to the First Union Line in the immediate future. The GECC Line (entered into in November 1998) allows the Company to borrow no more than 88% of the principal amount of the pledged Contracts. The reduction in the relative advance rates under the Warehouse Lines, combined with the Company's increased Contract purchase activity in 1998 as compared with previous years, has materially increased the Company's working capital requirements.

   When the Company subsequently sells the warehoused Contracts in securitization transactions, the Servicing Agreements require the Company to make a significant initial cash deposit, for purposes of credit enhancement, to the Spread Accounts. Excess cash flows from the securitized Contracts are also deposited into the Spread Accounts until such time as the Spread Account balance reaches its requisite level, which is computed as a specified percent of the outstanding balance of the related asset-backed securities or collateral.

   During the year ended December 31, 1998, cash used for initial deposits to Spread Accounts was $45.6 million, an increase of $25.6 million, or 127.4%, from the amount of cash used for initial deposits to Spread Accounts in the year ended December 31, 1997. The cash used increased because (i) the Company sold more Contracts in 1998 than in 1997, and (ii) in order to achieve the desired ratings for the Certificates, the required percentage initial deposit was raised from 3.5% in the prior year's transactions to 8.0% in the transaction completed in the third quarter, with an additional credit enhancement of 2.0% over-collateralization. The Company subsequently reached an agreement, discussed below, that allowed a reduced initial cash deposit of 3.0% in the Company's fourth quarter 1998 securitization transaction. Cash used for subsequent deposits to Spread Accounts for the year ended December 31, 1998, was $54.0 million, an increase of $22.3 million, or 70.4%, over cash used for subsequent deposits to Spread Accounts in the year ended December 31, 1997. Such subsequent deposits into Spread Accounts in 1998 include $22.2 million of cash used to pay down certain senior series of Certificates to create excess collateral in an over-collateralization account. Cash released from Spread Accounts for the year ended December 31, 1998, was $16.1 million, an increase of $229,000, or 1.5%, over cash released from Spread Accounts in the year ended December 31, 1997. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

   During 1998, 13 of the 22 Trusts incurred cumulative net losses as a percentage of the original contract balance in excess of the predetermined levels specified in the respective Servicing Agreements. Accordingly, pursuant to the Servicing Agreements, the specified credit enhancement levels were increased. As a result of this and certain cross collateralization arrangements, excess cash flows that would otherwise have been released to the Company were retained in the Spread Accounts to bring the balance of those Spread Accounts up to a higher level. In addition to requiring higher Spread Account levels, the Servicing Agreements provide the Certificate Insurer with certain other rights and remedies which have been waived on a monthly basis by the Certificate Insurer. Approximately $24.3 million of cash flows were delayed and retained in the Spread Accounts as of December 31, 1998. The higher requisite Spread Account levels ranged from 30% to 100% of the related outstanding balance of the securitized pools. In April 1999, the Company entered into an amendment with the Certificate Insurer of the Company's asset-backed securities to cap the amount of cash retained in the Spread Accounts at 21% of the outstanding securities balance for 19 of the Company's 22 securitized pools. The agreement is subject to certain performance measures that may result in an increase in the maximum level to 25% of the outstanding principal balance of the securities. The effectiveness of the amendment is contingent upon approval by holders of certain subordinated interests in several of the Trusts. As of March 31, 1999, the aggregate Spread Account balance of the related 19 securitized pools was 15.9% of the outstanding principal balance of the securities.

   The Servicing Agreements call for the requisite levels of the various Spread Accounts to increase if the related receivables experience delinquencies, repossessions or net losses in excess of certain predetermined levels. During the Company's history, the predetermined levels have frequently been reached or exceeded, causing the requisite levels of certain Spread Accounts to be raised. During 1998, the requisite levels of the Spread Accounts were raised to the extent that the Company did not receive any releases of cash from the Spread Accounts subsequent to June 1998. The requisite levels of the Spread Accounts may be returned to the original lower levels if the delinquency, repossession and net loss performance of the related receivables is reduced below the pre-determined levels. In addition, on two occasions, the parties to the pertinent agreements have made modifications that effectively raised the permissible delinquency, repossession and net loss levels, thus resulting in Spread Accounts reverting to their original requisite levels. As of December 31, 1998, the Spread Accounts for 18 of the Company's 22 securitized pools had greater cash balances than original requisite levels would require due to delinquency, repossession or net loss performance of 13 of the 22 securitized pools. Such Spread Account balances therefore included approximately $24.3 million more than would have been required at the original requisite levels. Funding such increased balances has materially increased the Company's capital requirements.

   The Company did not sell any Contracts in the first quarter of 1999, and is currently evaluating alternative structures for selling its Contracts during the second quarter of 1999. Due to the absence of any gain on sale in the first quarter, the Company expects to report a loss for such quarter. Alternatives being considered by the Company include various securitization structures, unsecuritized sale of Contracts, or perhaps, some combination of those structures for future Contract sales. The Company expects that if an unsecuritized sale of Contracts is completed on a servicing released basis, a loss on sale of such Contracts would be incurred, which may result in the Company's reporting a loss for the second quarter. The Company has entered into a letter of intent regarding a proposed sale in the second quarter of up to $300.0 million of Contracts on an unsecuritized basis, servicing-released. Such a sale would be at a price in excess of the blended warehouse line advance rates applicable to the Contracts to be sold, but slightly less than the Company's cost basis in such Contracts. Accordingly, such a transaction (as to which there can be no assurance) would result in the Company's (i) recording a loss on such sale, and (ii) receiving net cash. Recording such a loss may result in the Company reporting a loss for the second quarter. Cash received in such a transaction would be applied to meet in part the Company's liquidity and capital requirements identified herein. If the Company were to incur a loss for the second quarter of 1999 it would be in default under its agreements regarding the Residual Line. Unless waived by the lender, the default could result in acceleration of the indebtedness under the Residual Line and a cross default on the Warehouse Lines. The lender would receive any releases from Spread Accounts to retire outstanding principal and interest. The Company believes that the lender would waive such a default. In the event the lender does not waive the default, the Company believes that cash flows from operations would be sufficient to fund its obligations as they become due and payable. There can be no assurance, however, that the lender would waive the default or that other cash flows would be sufficient to fund the Company's operations.

   The Company is also exploring additional financing possibilities, focusing on issuance of additional secured debt. Although such explorations have involved discussions with, and expressions of interest from, various investment banks, there can be no assurance that any such transactions will take place.

Capital Resources

   The Company funds the increase in its servicing portfolio through off balance sheet securitization transactions, as discussed above, and funds its other capital needs with cash from operations and with the proceeds from the issuance of long-term debt and/or equity. During the year ended December 31, 1998, the Company completed four securitization transactions, borrowed $33.0 million under a new revolving line of credit, issued $25.0 million of subordinated debt, sold common stock to an affiliated party for $5.0 million, and received $5.0 million in loans from affiliated parties. The interest rate payable on the senior Certificates issued in the Company's 1998 securitization transactions ranged from 5.47% - 6.09%, as compared with 6.07% - 6.65% payable on the similar securities issued in 1997. The reduction in the rates payable is primarily due to reductions in rates payable on U.S. Treasuries of similar maturity.

   The table below documents the Company's history of Contract securitizations, comprising sales to 25 securitization trusts.

                    Securitized
Period Funded       Dollar Amount   Ratings(1)    Rating Agency       Pool Name
-------------       -------------   ----------    -------------       ---------
                    (In thousands)
April 1993              $4,990          A         Duff & Phelps       Alton Grantor Trust 1993-1
May 1993                 3,933          A         Duff & Phelps       Alton Grantor Trust 1993-1
June 1993                3,467          A         Duff & Phelps       Alton Grantor Trust 1993-1
July 1993                5,575          A         Duff & Phelps       Alton Grantor Trust 1993-2
August 1993              3,336          A         Duff & Phelps       Alton Grantor Trust 1993-2
September 1993           3,578          A         Duff & Phelps       Alton Grantor Trust 1993-2
October 1993             1,921          A         Duff & Phelps       Alton Grantor Trust 1993-2
November 1993            1,816          A         Duff & Phelps       Alton Grantor Trust 1993-3
December 1993            6,694          A         Duff & Phelps       Alton Grantor Trust 1993-3
January 1994             1,998          A         Duff & Phelps       Alton Grantor Trust 1993-3
March 1994              20,787          A         Duff & Phelps       Alton Grantor Trust 1993-4
June 1994               24,592       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1994-1
September 1994          28,916       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1994-2
October 1994            13,136       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1994-3
December 1994           28,893       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1994-4
February 1995           20,084       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1995-1
June 1995               49,290       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1995-2
September 1995          45,009       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1995-3
September 1995           2,369         BB         S&P                 CPS Auto Grantor Trust 1995-3
December 1995           53,634       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1995-4
December 1995            2,823         BB         S&P                 CPS Auto Grantor Trust 1995-4
March 1996              63,747       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1996-1
March 1996               3,355         BB         S&P                 CPS Auto Grantor Trust 1996-1
June 1996 (2)           84,456       Aaa/AAA      Moody's/S&P         Fasco Auto Grantor Trust 1996-1
June 1996                4,445         BB         S&P                 Fasco Auto Grantor Trust 1996-1
September 1996          87,523       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1996-2
September 1996           4,606         BB         S&P                 CPS Auto Grantor Trust 1996-2
December 1996           88,215       Aaa/AAA       Moody's/S&P        CPS Auto Grantor Trust 1996-3
December 1996            4,643         BB         S&P                 CPS Auto Grantor Trust 1996-3
March 1997              97,211       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1997-1
March 1997               5,116         BB         S&P                 CPS Auto Grantor Trust 1997-1
May 1997               113,394       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1997-2
May 1997                 5,968         BB         S&P                 CPS Auto Grantor Trust 1997-2
August 1997            142,500       Aaa/AAA      Moody's/S&P         CPS Auto Receivables Trust 1997-3 (3)
August 1997              7,499         BB         S&P                 CPS Auto Receivables Trust 1997-3 (3)
October 1997           100,568       Aaa/AAA      Moody's/S&P         CPS Auto Receivables Trust 1997-4 (3)
October 1997             5,293         BB         S&P                 CPS Auto Receivables Trust 1997-4 (3)
December 1997           90,925       Aaa/AAA      Moody's/S&P         CPS Auto Receivables Trust 1997-5 (3)
December 1997            4,781         BB         S&P                 CPS Auto Receivables Trust 1997-5 (3)
March 1998             177,607       Aaa/AAA      Moody's/S&P         CPS Grantor Trust 1998-1
March 1998               9,348         BB         S&P                 CPS Grantor Trust 1998-1
May 1998               200,490       Aaa/AAA      Moody's/S&P         CPS Auto Grantor Trust 1998-2
May 1998                10,552         BB         S&P                 CPS Auto Grantor Trust 1998-2
July 1998 (4)           36,000      P-1/A-1+      Moody's/S&P         CPS Auto Receivables Trust 1998-3 (3)
July 1998              199,532       Aaa/AAA      Moody's/S&P         CPS Auto Receivables Trust 1998-3 (3)
December 1998           32,500      P-1/A-1+      Moody's/S&P         CPS Auto Receivables Trust 1998-4 (3)
December 1998          277,500       Aaa/AAA      Moody's/S&P         CPS Auto Receivables Trust 1998-4 (3)
                     ---------
TOTAL                2,184,615

(1) Commencing with the securitization completed on June 28, 1994, the principal and interest due on the asset-backed securities issued by the various trusts have been guaranteed by Financial Security Assurance Inc. ("FSA"), enabling the issuer to obtain Aaa/AAA or P-1/A-1+ ratings for the asset-backed securities issued in such transactions. See "Business -- Purchase and Sale of Contracts -- Securitization and Sale of Contracts to Institutional Investors."

(2) Commencing with the securitization completed on June 27, 1996, asset-backed securities with Aaa/AAA or P-1/A-1+ ratings have been sold through public offerings pursuant to registration statements filed with the Securities and Exchange Commission.

(3) These Trusts are structured as "owner trusts" rather than as "grantor trusts".

(4) Commencing with the securitization completed on July 28, 1998, the Company began using a structure that included a guaranteed money market tranche of asset-backed securities, rated P-1/A-1+.

   In April 1998, the Company established a $33.3 million Residual Line with State Street Bank and Trust Company, Prudential Insurance and an affiliate of Prudential. Borrowings under the Residual Line bear interest at LIBOR + 4.0%, and are secured by all of the Company's assets, including its residual interest in securitizations. The Residual Line is a revolving facility for one year, after which it converts into a loan with a maximum term of four years, due and payable earlier if and to the extent that the Company has "available cash," as defined in the Residual Line.

   Due to the Company's continuing purchases of Contracts and the need to fund Spread Accounts when those Contracts are sold in securitization transactions, the Company has a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases, the required level of initial Spread Account deposits, and the extent to which the Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. As noted above, the absence of any releases of cash from Spread Accounts since June 1998, together with the reduction in advance rates available to the Company under its Warehouse Lines, has materially increased the Company's capital requirements. To reduce its capital requirements and to meet those requirements, the Company has begun to implement a three-part plan: the plan includes (i) issuance of debt and equity securities, (ii) agreements with the Certificate Insurer to reduce the level of initial Spread Account deposits, and to reduce the maximum levels of the Spread Accounts, and
(iii) a reduction in the rate of Contract purchases.

   As the first step in the plan, the Company in November 1998 issued $25.0 million of subordinated promissory notes due November 30, 2003, to an affiliate of Levine Leichtman Capital Partners, Inc. ("LLCP"), and received the proceeds (net of fees and expenses) of approximately $23.7 million. The Company also issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005. The debt bears interest at 13.5% per annum, and may not be prepaid without penalty prior to November 1, 2002. Simultaneously with the consummation of that transaction, certain affiliates of the Company, who had lent the Company an aggregate of $5.0 million on a short-term basis in August and September 1998, agreed to subordinate their indebtedness to the indebtedness in favor of LLCP, to extend the maturity of their debt until June 2004, and to reduce their interest rate from 15% to 12.5%. Such affiliates received in return the option to convert such debt into an aggregate of 1,666,667 shares of common stock at the rate of $3.00 per share through maturity at June 30, 2004. The effective cost of this new capital is affected by the valuation of the warrant and the conversion option, but in all events represents a material increase in the cost of capital resources as compared with the Company's previous issuances of senior or subordinated debt, which are reviewed below. Additional capital will be required and the Company is exploring its alternatives to raise such capital of approximately $15.0 million, which could include sale of debt or equity instruments. Any debt issued may involve some equity participation. The sale of any equity or convertible debt could be dilutive to existing stockholders. The terms of any such additional issuance have not been determined as of the date of this report, and there can be no assurance that any such transaction will occur.

   Also in November 1998, as the second step in its plan, the Company reached an agreement with the Certificate Insurer regarding initial cash deposits. In this agreement, the Certificate Insurer has committed to insure asset-backed securities issued by the Trusts with respect to at least $560.0 million of Contracts, while requiring an initial cash deposit of 3% of principal. The commitment is subject to underwriting criteria and market conditions. Of the $560.0 million committed, $310.0 million was used in the Company's December 1998 securitization transaction. The Company expects to use the balance of that commitment in its next securitization transaction. The Company's agreement with the Certificate Insurer also required that the Company issue to the Certificate Insurer or its designee warrants to purchase common stock at $3.00 per share, exercisable through the fifth anniversary of the warrant's issuance. Such warrants are exercisable with respect to 2,525,114 of the Company's common shares, subject to standard anti-dilution adjustments. In April 1999, the Company entered into an amendment with the Certificate Insurer to reduce and limit the maximum levels for the Spread Accounts of certain pools to 21% of the outstanding principal balance of the securities. The agreement is subject to certain performance measures that may result in an increase in the maximum level to 25% of the outstanding principal balance of the securities. The effectiveness of the amendment is contingent upon approval of certain subordinated Certificateholders.

   As the third part of its plan, the Company reduced its planned level of Contract purchases initially to not more than $200.0 million per quarter beginning in November 1998. In the first quarter of 1999, the Company purchased $158.0 million of Contracts. Since such time, the Company has further reduced Contract purchases and expects to purchase less than $100.0 million for the second quarter of 1999. Such reductions in Contract purchases will reduce materially the Company's capital requirements.

   Over the three-year period ended December 31, 1998, the Company has increased its capitalization by issuing $33.0 million of senior debt, an aggregate of $65.0 million of subordinated debt (which is convertible into, or was issued with warrants to purchase, common stock), $20.0 million of related party debt ($15.0 million of which is partially convertible and $5.0 million which is entirely convertible) and $5.0 million of capital stock. The following review of the terms of such issuances shows that the cost of such capital increased materially in 1998:

   In April 1997 the Company issued, in a public offering, $20.0 million of subordinated partially convertible notes due 2004, which bear an interest rate of 10.50% per annum. These notes are convertible as to 25% of their principal amount into common stock of CPS at $10.15 per share. In June 1997 the Company issued to a related party $15.0 million of partially convertible notes due 2004. These notes are convertible as to 20% of their principal amount into common stock of CPS at $11.25 per share. In April 1998, the Company borrowed $33.0 million as a senior secured loan, which may commence amortization in April 1999. This loan bears interest at a rate equal to 4% of per annum over LIBOR (9.54% at December 31, 1998. CPS borrowed $5.0 million from related parties in August and September 1998, the terms of which were renegotiated in November 1998, in connection with the issuance of $25.0 million of subordinated notes to LLCP, now restructured as described below. A related party also purchased $5.0 million of Company common stock in July 1998, at $11.275 per share.

   The cost of capital has increased further in 1999. To meet a portion of its capital requirements, the Company on April 15, 1999, issued $5.0 million in subordinated notes to LLCP (the "New LLCP Notes"). The notes bear interest at 14.5% per annum and include warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share. As part of the agreement to issue the New LLCP Notes, the Company was required to restructure the terms of the $25.0 subordinated promissory notes discussed above. Such restructuring included an increase in the interest rate from 13.5% to 14.5%, a reduction in the number of warrants issued to purchase the Company's common stock from 3,450,000 to 3,115,000, a waiver by LLCP of certain defaults under the notes sold to LLCP in November 1998, and a reduction in the exercise price of the warrants from $3.00 per share to $0.01 per share. Among the agreements entered into in connection with the issuance of the New LLCP Notes are agreements by Stanwich Financial Services Corp. ("SFSC"), an affiliate of the chairman of the Company's board of directors, to purchase an additional $15.0 million of notes, and of the Company to sell such notes. The terms of such notes are to be not less favorable to the Company then (i) those that would be available in a transaction with a non-affiliate, and (ii) those applicable to the New LLCP Notes. Sale of such notes would likely therefore involve some degree of equity participation, which could be dilutive to other holders of the Company's common stock. SFSC's commitment in turn has been collateralized by certain assets pledged by the chairman of the Company's board of directors and the president of the Company. Additionally, the New LLCP Notes have been personally guaranteed by the chairman of the Company's board of directors and the president of the Company.

Forward-Looking Statements

   The descriptions of the Company's business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding the future activities and results of operations of the Company. Actual results may be adversely affected by various factors including the following: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated; changes in interest rates, adverse changes in the market for securitized receivables pools, or a substantial lengthening of the Company's warehousing period, each of which could restrict the Company's ability to obtain cash for new Contract originations and purchases; increases in the amounts required to be set aside in Spread Accounts or to be expended for other forms of credit enhancement to support future securitizations; the reduction or unavailability of warehouse lines of credit which the Company uses to accumulate Contracts for securitization transactions; increased competition from other automobile finance sources; reduction in the number and amount of acceptable Contracts submitted to the Company by its automobile Dealer network; changes in government regulations affecting consumer credit; and other economic, financial and regulatory factors beyond the Company's control. A further discussion of factors that may cause actual results to differ, or may otherwise have an adverse effect on the Company's financial condition or results of operations, is contained in the exhibit to this report titled "cautionary statement," incorporated herein by this reference.

New Accounting Pronouncements

   The Company has adopted in 1998 and will adopt in future periods new accounting pronouncements. For information on how adoption has affected and will affect the Financial Statements, see Note 1 of Notes to Consolidated Financial Statements.

Year 2000

   Overview. The Year 2000 issue is predicated on the concept that some database files may contain date fields that will not support century functions and that some programs may not support century functions even if the date fields are present. With the change of millennium, the inability to properly process century functions may create halts or sort/calculation errors within programs that use century information in calculation and functions.

   The Company predominantly uses accounting and installment loan application processing software against defined relational database files. Most financial software has long ago been forced to deal with a four byte date field due to long term maturity dates, bond yield calculations and mortgage amortization schedules. The

Company has been cognizant of Year 2000 considerations since late 1994, when contracts with maturity dates in the year 2000 were first purchased.

   Plan. The Company's plan to assess the Year 2000 issue consists of a three-phase process. The first phase of the process, which has been completed, consisted of assessing all user programs of the Company's mainframe computer. Those user programs that were not compliant were either corrected or the necessary software patches have been identified and ordered. There were no critical user programs identified that could not be modified to be compliant. In addition, the Company's mainframe computer's operating system was also tested and was deemed to be compliant as well.

   The second phase of the Company's testing will consist of testing all personal computers for compliance. The Company has engaged an outside specialist to facilitate testing and administering corrective procedures where needed. The Company estimates that phase two will be completed by June 30, 1999.

   The third and final stage of testing consists of identifying key vendors of the Company's operations and requesting that those vendors complete a Year 2000 compliance questionnaire. Any vendors found to be non-compliant will be continuously monitored for progress towards compliance. The Company estimates this phase of testing will also be completed by June 30, 1999.

   Costs. As the majority of the testing was performed internally by the Company's information systems department, the Company estimates the costs to complete all phases of testing, including any necessary modifications, to be insignificant to the results of operations.

   At this time, the risks associated with the Company's Year 2000 issues, both internally and as related to third party business partners and suppliers are not completely known. Through the Company's plan of analysis and identification, it expects to identify substantially all of its Year 2000 related risks. Although the risks have not been completely identified, the Company believes that the most realistic worst case scenario would be that the Company would suffer from full or intermittent power outages at some or all of its locations. Depending upon the locations affected and estimated duration, this would entail recovery of the main application systems at other locations and or move to manual processes. Manual processes have been developed as part of the overall contingency plan. In relation to this, system data dumps are scheduled to take place prior to the millennium date change to ensure access to all Company mission critical data should any system not be accessible for any reason.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

   The Company's funding strategy is largely dependent upon issuing interest bearing asset-backed securities and incurring debt. Therefore, upward fluctuations in interest rates may adversely impact the Company's profitability, while downward fluctuations may improve the Company's profitability. The Company uses several strategies to minimize the risk of interest rate fluctuations, including offering only fixed rate contracts to obligors, regular sales of auto Contracts to the Trusts, and pre-funding securitizations, whereby the amount of asset-backed securities issued in a securitization exceeds the amount of Contracts initially sold to the Trusts. The proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the loans it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   This report includes Consolidated Financial Statements, Notes thereto and an Independent Auditors' Report, at the pages indicated below. Certain unaudited quarterly financial information is included in the Notes to Consolidated Financial Statements, as Note 18.

INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                          Reference
                                                                                                          ---------
    Independent Auditors' Report.............................................................................F-1
    Consolidated Balance Sheets as of December 31, 1998, and 1997............................................F-2
    Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996..................F-3
    Consolidated Statements of Shareholders' Equity for the years ended December 31,
       1998, 1997, and 1996..................................................................................F-4
    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996..............F-5
    Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997, and 1996.........F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 1999 (the "1999 Proxy Statement"). The 1999 Proxy Statement will be filed not later than April 30, 1999. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   Incorporated by reference to the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference to the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference to the 1999 Proxy Statement.

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

   The following exhibits are filed as part of this report:

 3.1 Restated Articles of Incorporation (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB dated December 31, 1995)

 3.2 Amended and Restated Bylaws. (incorporated by reference to exhibit filed with registrant's report on Form 10-K dated December 31, 1997)

 4.1 Indenture re Rising Interest Subordinated Redeemable Securities ("RISRs") (incorporated by reference to exhibit filed with registrant's report on Form 8-K filed December 26, 1995)

 4.2 First Supplemental Indenture re RISRs (incorporated by reference to exhibit filed with registrant's report on Form 8-K filed December 26,
       1995)

 4.3 Form of Indenture re 10.50% Participating Equity Notes ("PENs") (incorporated by reference to exhibit filed with registrant's registration statement on Form S-3, no. 333-21289)

 4.4 Form of First Supplemental Indenture re PENs (incorporated by reference to exhibit filed with registrant's registration statement on Form S-3, no. 333-21289)

10.1 1991 Stock Option Plan & forms of Option Agreements thereunder (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB dated March 31, 1994)

10.2 1997 Long-Term Incentive Stock Plan (incorporated by reference to exhibit filed with registrant's report on Form 10-K dated December 31, 1997)

10.3 Purchase Agreement relating to PENs. (incorporated by reference to exhibit filed with registrant's registration statement on Form S-3 no. 333-21289)

10.4 Lease Agreement, First Amendment to Lease, Assignment and Assumption of Lease (incorporated by reference to exhibit filed with registrant's registration statement on Form S-1, no. 33-49770)

10.5 Amendment #2 to Lease Agreement, First Amendment to Lease and Assignment and Assumption of Lease. (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB, dated March 31, 1995)

10.6 Lease Agreement re Chesapeake Collection Facility. (incorporated by reference to exhibit filed with registrant's report on Form 10-K dated December 31, 1996)

10.7 Consulting Agreement. (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB dated December 31, 1995)

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

10.13 Registration Rights Agreement. (incorporated by reference to exhibit filed with registrant's report on Form 10-Q dated September 30, 1997)

10.14 Receivables Funding and Servicing Agreement relating to First Union Warehouse Line (incorporated by reference to exhibit filed with registrant's report on Form 10-K dated December 31, 1997)

10.14a Amendment dated July 17, 1998 to the Receivables Funding and Servicing
       Agreement relating to First Union Warehouse Line (incorporated by reference to exhibit filed with registrant's report on Form 10-Q filed August 14, 1998)

10.15 Receivables Transfer Agreement relating to First Union Warehouse Line (incorporated by reference to exhibit filed with registrant's report on Form 10-K dated December 31, 1997)

10.16 Residual Interest in Securitizations Revolving Credit and Term Loan Agreement dated as of April 30, 1998, between registrant and State Street Bank and Trust Company (incorporated by reference to exhibit filed with registrant's report on 10-Q filed 5/15/98)

10.16a Second Amendment Agreement dated November 17, 1998 re: State Street residual interest in Securitizations Revolving Credit and Term Loan Agreement (filed herewith)

10.17 Pledge and Security Agreement dated as of April 30, 1998, between the Company and State Street Bank and Trust Company (incorporated by reference to exhibit filed with registrant's report on Form 10-Q filed May 15, 1998)

10.18 Revolving Credit and Term Note dated April 30, 1998, (the "State Street Note") (incorporated by reference to exhibit filed with registrant's report on Form 10-Q filed May 15, 1998)

10.19 Subscription Agreement regarding shares issued in July 1998 (incorporated by reference to exhibit filed with registrant's report on Form 10-Q filed August 14, 1998)

10.20 Registration Rights Agreement regarding shares issued in July 1998 (incorporated by reference to exhibit filed with registrant's report on Form 10-Q filed August 14, 1998)

10.21 Line of Credit Note Issued to Stanwich Financial Services Corp. (the " 1998 Stanwich Note") (incorporated by reference to exhibit filed with registrant's report on Form 10-K filed March 3, 1998)

10.22 Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement (filed herewith)

10.23  FSA Warrant Agreement dated November 30, 1998 (filed herewith)

10.24 Securities Purchase Agreement dated November 17, 1998 (incorporated by reference to exhibit filed with the statement on Schedule 13D filed with respect to the registrant on November 25, 1988, by Levine Leichtman Capital Partners II L.P. and others (the "LLCP report")

10.25 Senior Subordinated Primary Note dated November 17, 1998 (incorporated by reference to exhibit filed with the LLCP report)

10.26 Primary Warrant to purchase 3,450,000 shares of common stock dated November 17, 1998 (incorporated by reference to exhibit filed with the LLCP report)

10.27 Investor Rights Agreement dated November 17, 1998 (incorporated by reference to exhibit filed with the LLCP report)

10.28 Registration Rights Agreement dated as of November 17, 1998 (incorporated by reference to exhibit filed with the LLCP report)

10.29 Subordination Agreement dated as of November 17, 1998 re: Stanwich Note and Poole Note (filed herewith)

10.30  Consolidated Registration Rights Agreement dated November 17, 1998 re:
       1997 Stanwich Notes (filed herewith)

23.1   Consent of independent auditors. (filed herewith)

27     Financial Data Schedule. (filed herewith)

99.1   Cautionary Statements.*
----------
* To be filed by amendment


         (b)      REPORTS ON FORM 8-K

During the last quarter of the fiscal year ended December 1998, the Company filed ten reports on Form 8-K.

   Five of the ten reports on Form 8-K were monthly servicing reports for several of the Company's trusts. The following five reports were monthly servicing reports for several securitization trusts sponsored by the Company:
(i) report dated March 15, 1996 and filed October 1, 1998; (ii) report dated October 15, 1998 and filed October 30, 1998; (iii) report dated November 16, 1998 and filed November 17; (iv) report dated November 15 and filed November 25, 1998; and (v) report dated December 15, 1998 and filed December 28, 1998. These reports include monthly performance statements (which are not financial statements) of certain of the Company's securitization trusts.

   Each of the remaining five reports on Form 8-K related to the Company's December 1998 securitization transaction. Three of these six reports were made pursuant to Item 7, as follows: (i) report dated November 16, 1998 and filed November 17, 1998; (ii) report dated and filed November 25, 1998; and (iii) report dated and filed December 1, 1998. The remaining two reports on Form 8-K were made pursuant to Items 5 and 7, as follows: (i) report dated December 4, 1998 and filed December 18, 1998; and (ii) report dated December 18, 1998 and filed December 31, 1998. None of the reports included financial statements.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC.            April 15, 1999
(Registrant)

By:  /s/ Charles E. Bradley, Jr.
     -------------------------------
     Charles E. Bradley, Jr.,
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Charles E. Bradley, Sr.                  April 15, 1999
     ----------------------------
     Charles E. Bradley, Sr.
     Chairman of the Board

By:  /s/ Charles E. Bradley, Jr.                  April 15, 1999
     ----------------------------
     Charles E. Bradley, Jr., Director,
     President and Chief Executive Officer
     (Principal Executive Officer)

By:  /s/ William B. Roberts                       April 15, 1999
     ----------------------------
     William B. Roberts, Director

By:  /s/ John G. Poole                            April 15, 1999
     ----------------------------
     John G. Poole, Director

By:  /s/ Thomas L. Chrystie                       April 15, 1999
     ----------------------------
     Thomas L. Chrystie, Director

By:  /s/ Robert A. Simms                          April 15, 1999
     ----------------------------
     Robert A. Simms, Director

By:  /s/ Jeffrey P. Fritz                         April 15, 1999
     ----------------------------
     Jeffrey P. Fritz, Chief Financial Officer
     (Principal Financial Officer)

By:  /s/ James L. Stock                           April 15, 1999
     ----------------------------
     James L. Stock, Controller
     (Principal Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Consumer Portfolio Services, Inc.:

   We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                    KPMG LLP


Orange County, California
March 3, 1999, except as to
notes 13, 16 and 17 to the
consolidated financial statements,
which are as of April 15, 1999.

PART I - FINANCIAL INFORMATION

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      December 31,   December 31,
                                                         1998           1997
                                                      ------------   ------------
ASSETS
Cash                                                   $   1,940      $   1,745
Restricted cash (note 2)                                   1,619             --
Contracts held for sale (note 3)                         165,582         68,271
Servicing fees receivable                                 11,148          5,425
Residual interest in securitizations (note 4)            217,848        124,616
Furniture and equipment, net (note 8)                      4,272          3,128
Taxes receivable (note 12)                                    --          1,528
Deferred financing costs (note 13)                         2,817          1,840
Investment in unconsolidated affiliates (note 9)           4,145          3,892
Related party receivables (note 9)                         3,268          7,295
Other assets (notes 9 and 10)                             19,323          8,155
                                                       ---------      ---------
                                                       $ 431,962      $ 225,895
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses                    $   9,267      $  10,426
Warehouse lines of credit  (note 13)                     151,857         61,666
Taxes payable (note 12)                                    1,821             --
Deferred tax liability (note 12)                          27,247         13,143
Capital lease obligations (note 11)                        2,132          1,492
Notes payable (note 13)                                    2,557          1,506
Residual financing (note 13)                              33,000             --
Subordinated debt  (note 13)                              65,000         40,000
Related party debt  (note 9)                              20,000         15,055
                                                       ---------      ---------
                                                         312,881        143,288

Shareholders' Equity (notes 10 and 13)
Preferred stock, $1 par value; authorized
5,000,000 shares; none issued                                 --             --
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; 3,415,000
shares issued; none outstanding                               --             --
Common stock, no par value; authorized
30,000,000 shares; 15,658,501 and 15,210,042
shares issued and outstanding at December 31,
1998 and December 31, 1997, respectively                  52,533         42,262
Notes receivable from exercise of options                     --           (500)
Retained earnings                                         66,548         40,845
                                                       ---------      ---------
                                                         119,081         82,607
                                                       ---------      ---------
Commitments and contingencies (notes 3,4,6,11
12,13,and 14)                                          $ 431,962      $ 225,895
                                                       =========      =========

See accompanying notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Year Ended December 31,
                                                      ------------------------------------
                                                        1998          1997          1996
                                                      --------      --------      --------
Revenues:
Gain on sale of contracts, net (notes 3, 4 and 5)     $ 58,306      $ 35,045      $ 20,565
Interest income (note 6)                                41,841        23,526        19,980
Servicing fees                                          25,156        14,487         7,893
Other (note 9)                                             977         2,193            --
                                                      --------      --------      --------
                                                       126,280        75,251        48,438
                                                      --------      --------      --------

Expenses:
Employee costs                                          28,812        15,875         8,921
General and administrative (note 9)                     20,618        14,147         7,247
Interest                                                22,019         9,185         5,780
Marketing                                                6,891         1,849         1,679
Occupancy                                                2,267         1,404           769
Depreciation and amortization                            1,255           757           275
Related party consulting fees (note 9)                      98            75            75
                                                      --------      --------      --------
                                                        81,960        43,292        24,746
                                                      --------      --------      --------
Income before income taxes                              44,320        31,959        23,692
Income taxes (note 12)                                  18,617        13,427         9,595
                                                      --------      --------      --------
Net income                                            $ 25,703      $ 18,532      $ 14,097
                                                      ========      ========      ========


Earnings per share (note 1):
  Basic                                               $   1.67      $   1.29      $   1.05
  Diluted                                             $   1.50      $   1.17      $   0.93

Number of shares used in computing
earnings per share (note 1):
  Basic                                                 15,412        14,332        13,489
  Diluted                                               17,500        16,053        15,330


See accompanying notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                              Series A
                                           Preferred Stock           Common Stock        Notes Receivable
                                          ------------------     --------------------      From Exercise     Retained
                                        Shares       Amount      Shares       Amount        of Options       Earnings      Total
                                        ------      --------     ------      --------    ----------------    --------     --------
Balance at December 31, 1995                --      $     --     13,299      $ 33,265        $     --        $  8,216     $ 41,481

Common stock issued upon exercise
     of warrants (note 10)                  --            --         86           259              --              --          259
Common stock issued upon exercise
     of options (note 10)                   --            --        395         1,121              --              --        1,121
Net income                                  --            --         --            --              --          14,097       14,097
                                        ------      --------     ------      --------        --------        --------     --------
Balance at December 31, 1996                --      $     --     13,780      $ 34,645        $     --        $ 22,313     $ 56,958

Common stock issued upon exercise
     of warrants (note 10)                  --            --         14            42              --              --           42
Common stock issued upon exercise
     of options (note 10)                   --            --        937         2,464            (500)             --        1,964
Common stock issued upon
     conversion of debt (note 13)           --            --        480         3,000              --              --        3,000
Income tax benefit from
     exercise of options (note 12)          --            --         --         2,111              --              --        2,111
Net income                                  --            --         --            --              --          18,532       18,532
                                        ------      --------     ------      --------        --------        --------     --------
Balance at December 31, 1997                --      $     --     15,211      $ 42,262        $   (500)       $ 40,845     $ 82,607

Common stock issued upon exercise
     of options (note 10)                   --            --          5            43             500              --          543
Common stock issued  (note 9)               --            --        443         5,000              --              --        5,000
Valuation of warrants issued (note 13)      --            --         --         5,228              --              --        5,228
Net income                                  --            --         --            --              --          25,703       25,703
                                        ------      --------     ------      --------        --------        --------     --------
Balance at December 31, 1998                --      $     --     15,659      $ 52,533        $     --        $ 66,548     $119,081
                                        ======      ========     ======      ========        ========        ========     ========

See accompanying notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Year Ended December 31,
                                                                   -----------------------------------------------
                                                                      1998              1997              1996
                                                                   -----------       -----------       -----------
Cash flows from operating activities:
   Net income                                                      $    25,703       $    18,532       $    14,097
   Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization                                       1,255               757               275
     Amortization of NIRs                                               35,540            13,310             6,119
     Amortization of deferred financing costs                              356               268               157
     Provision for credit losses                                         3,544             4,088             2,756
     Provision for loss on NIRs                                          7,762                --                --
     NIR gains recognized                                              (52,990)          (34,767)          (18,665)
     Loss on sale of fixed asset                                            --                13                --
     Gain on sale of subsidiary                                            (56)               --                --
     (Gain) loss on investment in unconsolidated affiliates               (187)             (912)              595
     Gain on redemption of related party preferred stock                    --              (145)               --
     Changes in operating assets and liabilities:
       Restricted cash                                                  (1,619)               --                --
       Purchases of contracts held for sale                         (1,076,457)         (632,096)         (351,350)
       Liquidation of contracts held for sale                          975,602           581,394           346,486
       Servicing fees receivable                                        (5,723)           (2,338)           (1,631)
       Initial deposits to spread accounts                             (45,623)          (20,064)          (12,270)
       Deposits to spread accounts and overcollateralization
        accounts                                                       (53,996)          (31,689)          (18,790)
       Release of cash from spread accounts                             16,075            15,846            17,941
       Deferred tax liability                                           14,104             6,116             5,384
       Other assets                                                     (7,163)           (2,146)           (2,053)
       Accounts payable and accrued expenses                              (962)            8,269               355
       Warehouse lines of credit                                        90,191            48,401             5,765
       Taxes payable/receivable                                          3,509             1,032            (3,523)
                                                                   -----------       -----------       -----------
          Net cash used in operating activities                        (71,135)          (26,131)           (8,352)

Cash flows from investing activities:
   Proceeds from sale of subordinated certificates                          --                --             2,022
   Related party receivables                                            (3,239)           (9,987)           (1,308)
   Repayment of related party receivables                                7,266             4,000                --
   Purchase of related party preferred stock                                --           (14,500)               --
   Proceeds from sale of related party preferred stock                      --            14,645                --
   Investment in unconsolidated affiliate                                  (65)             (716)           (4,277)
   Purchases of furniture and equipment                                 (1,308)           (1,032)             (358)
   Payments received on subordinated certificates                           --                --               152
   Net cash from sale of subsidiary                                        382                --                --
   Purchase of subsidiary, net of cash acquired                             --                92                --
                                                                   -----------       -----------       -----------
          Net cash provided by (used in) investing activities            3,036            (7,498)           (3,769)

Cash flows from financing activities:
   Increase in residual financing                                       33,000                --                --
   Issuance of related party debt                                        5,000            54,500                --
   Issuance of subordinated debt                                        25,000            20,000                --
   Issuance of notes payable                                             2,461                --                --
   Repayment of capital lease obligations                                 (553)             (166)               --
   Repayment of notes payable                                             (824)              (10)               --
   Repayment of related party debt                                          --           (39,945)               --
   Payment of financing costs                                           (1,333)           (1,165)               --
   Issuance of common stock                                              5,000                --                --
   Exercise of options and warrants                                        543             2,006             1,380
                                                                   -----------       -----------       -----------
          Net cash provided by financing activities                     68,294            35,220             1,380
                                                                   -----------       -----------       -----------
Increase (decrease) in cash                                                195             1,591           (10,741)

Cash at beginning of year                                                1,745               154            10,895
                                                                   -----------       -----------       -----------
Cash at end of year                                                $     1,940       $     1,745       $       154
                                                                   ===========       ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                   $    21,542       $     8,476       $     5,214
        Income taxes                                               $     1,013       $     6,204       $     6,679

Supplemental disclosure of non-cash investing and financing
  activities:
      Issuance of common stock upon conversion of debt             $        --       $     3,000       $        --
      Note receivable from exercise of options                     $        --       $       500       $        --
      Income tax benefit from exercise of options                  $        --       $     2,111       $        --
      Furniture and equipment acquired through capital leases      $     1,193       $     1,658       $        --
      Issuance of common stock warrants                            $     5,228       $        --       $        --

      Purchase of CPS Leasing, Inc.
          Assets acquired                                          $        --       $     2,718       $        --
          Liabilities assumed                                               --            (2,638)               --
                                                                   -----------       -----------       -----------
          Cash paid to acquire business                                     --                80                --
          Less: cash acquired                                               --              (172)               --
                                                                   -----------       -----------       -----------
          Net cash received upon acquisition                       $        --       $       (92)      $        --
                                                                   ===========       ===========       ===========

      Sale of PIC Leasing, Inc.
          Net assets sold                                          $       706       $        --       $        --
          Net assets retained                                             (155)               --                --
          Gain on sale of subsidiary                                        56                --                --
                                                                   -----------       -----------       -----------
          Cash received from sale of subsidiary                            607                --                --
          Less: cash relinquished upon disposition                        (225)               --                --
                                                                   -----------       -----------       -----------
          Net cash received from sale of subsidiary                $       382       $        --       $        --
                                                                   ===========       ===========       ===========

See accompanying notes to consolidated financial statements

                        CONSUMER PORTFOLIO SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") engage primarily in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by dealers located throughout the United States. The Company specializes in Contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies. The Company's headquarters and principal collection facilities are located in Irvine, California and a satellite collection facility is located in Chesapeake, Virginia. The Company has purchased Contracts from dealers in California since its inception. During the year ended December 31, 1998, Contract purchases relating to obligors who resided in California totaled 16.7% of all Contract purchases. Moreover, at December 31, 1998, obligors who resided in California made up 20.0% of the servicing portfolio of Contracts serviced by the Company. A significant adverse change in the economic climate in California or other states could result in fewer Contracts available for sale and potentially less revenue.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries, CPS Marketing, Inc., Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC"), CPS Funding Corp. ("CPSFC") and CPS Warehouse Corp. ("CPSWC"). Alton, CPSRC, CPSFC and CPSWC are limited purpose corporations formed to accommodate the structures under which the Company purchases and sells its Contracts. CPS Marketing, Inc. employs marketing representatives who solicit business from dealers. The consolidated financial statements also include the accounts of Samco Acceptance Corp., LINC Acceptance Company, LLC, and CPS Leasing, Inc., which are 80% owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates that are not majority owned are reported using the equity method. The excess of the cost of the stock over the Company's share of the net assets at the acquisition date ("goodwill") is being amortized over a period of up to fifteen years.

     Contracts Held for Sale

     Contracts held for sale include automobile installment sales contracts on which interest is precomputed and added to the face of the loan. The interest on such contracts is included in unearned financed charges. Unearned financed charges are amortized using the interest method over the remaining period to contractual maturity. Contracts held for sale are stated at the lower of cost or market value. Market value is determined by purchase commitments from investors and prevailing market prices. Gains and losses are recorded as appropriate when Contracts are sold. The Company considers a transfer of Contracts where the Company surrenders control over the Contracts to be a sale to the extent that consideration other than beneficial interests in the transferred Contracts is received in exchange for the Contracts.

     Allowance for Credit Losses

     The Company estimates an allowance for credit losses, which management believes provides adequately for known and inherent losses that may develop in the Contracts held for sale. Provision for losses are charged to gain on sale of Contracts. Charge-offs, net of recoveries, are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of underlying collateral and general economic conditions and trends.

   Contract Acquisition Fees and Discounts

   Upon purchase of a Contract from a dealer, the Company generally charges the dealer an acquisition fee or purchases the Contract at a discount from its face value. The acquisition fees and discounts associated with Contract purchases are

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


deferred until the Contracts are sold, at which time the deferred acquisition fees or discounts are recognized as a component of the gain on sale.

   Investments

   The Company determines the appropriate classification of its investments in debt securities at the time of purchase or creation. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity as accumulated other comprehensive income.

   The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts, over the estimated life of the security. Such amortization and interest earned on the debt securities are included in interest income.

   Residual Interest in Securitizations and Gain on Sale of Contracts

   The Company purchases Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased materially in 1998 and have recently been decreased. See note 16 - "Liquidity".

   At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account and (b) the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

   The Company allocates its basis in the Contracts between the Certificates and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of interests such as the

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Residuals, and accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. For that valuation, the Company has used an effective discount rate of approximately 14% per annum.

   The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Servicing Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Servicing Agreements.Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals. Such balances are generally defined as as percentages of the principal amount remaining unpaid on the balance.

   The annual percentage rate ("APR") payable on the Contracts is significantly greater than the pass through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effects of trends in the industry. The Company has used a constant prepayment estimate of approximately 4% per annum. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the residuals, the Company estimates that losses as a percentage of the original principal balance will total approximately 14% cumulatively over the lives of the related Contracts.

   In future periods, the Company would recognize additional revenue from the Residuals if the actual performance of the Contracts were to be better than the original estimate, or the Company would increase the estimated fair value of the Residuals. If the actual performance of the Contracts were to be worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. Due to the inherent uncertainty of the future performance of the underlying Contracts, the Company during 1998, established a provision for losses on the Residuals.

   Servicing

   Servicing fees are reported as income when earned. Servicing costs are charged to expense as incurred. Servicing fees receivable represent fees earned but not yet remitted to the Company by the trustee.

   Furniture and Equipment

   Furniture and equipment are stated at cost net of accumulated depreciation. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets which range from three to five years. Assets held under capital leases and leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   Earnings per Share

   The following table illustrates the computation of basic and diluted earnings per share:

                                                           Year ended December 31,
                                                      ---------------------------------
                                                       1998         1997         1996
                                                      -------      -------      -------
                                                    (in thousands, except per share data)
Numerator:
----------
Numerator for basic earnings per share --
  net income ...................................      $25,703      $18,532      $14,097
Interest on borrowings, net of tax effect on
conversion of convertible subordinated debt ....          590          313          170
                                                      -------      -------      -------

Numerator for diluted earnings per share .......      $26,293      $18,845      $14,267
                                                      =======      =======      =======

Denominator:
------------
Denominator for basic earnings per share --
  weighted average number of common shares
  outstanding during the year ..................       15,412       14,332       13,489
Incremental common shares attributable to
  exercise of outstanding options and warrants .          881        1,212        1,361
Incremental common shares attributable to
  conversion of subordinated debt ..............        1,207          509          480
                                                      -------      -------      -------
Denominator for diluted earnings per share .....       17,500       16,053       15,330
                                                      =======      =======      =======

Basic earnings per share .......................      $  1.67      $  1.29      $  1.05
                                                      =======      =======      =======

Diluted earnings per share .....................      $  1.50      $  1.17      $  0.93
                                                      =======      =======      =======

   Income Taxes

   The Company and its subsidiaries file a consolidated Federal income and combined state franchise tax returns. The Company utilizes the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

   Stock Split

   Effective March 7, 1996, all outstanding shares of common stock were split two-for-one. All references in the consolidated financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

   Stock Option Plan

   As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company provides the pro forma net income, pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123.

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

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   Segment Reporting

   The Company adopted, effective December 31, 1997, Statement of Financial Accounting Standards No. 131, "Diclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reporting.

   Operations are managed and financial performance is evaluated on a Company wide basis by chief decision makers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

New Accounting Pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

   Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is in the process of assessing the effect of implementing SFAS No. 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

   In October 1998, the FASB issued Statement of Financial Accouting Standards No. 134 ("SFAS No. 134"), "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65 to require that, after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities, classify, in accordance with the provisions of SFAS No. 115, the resulting mortgage-backed securities or other retained interests, based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as held for trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. Management does not anticipate the adoption of this statement will have a material affect on the Company's financial condition and results of operations.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for credit losses, valuing the Residuals and computing the related gain on sale on the transactions that created the Residuals. Actual results could differ from those estimates depending on the future performance of the related Contracts.

   Reclassification

   Certain amounts for the prior years have been reclassified to conform to the current year's presentation.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(2) RESTRICTED CASH

   Restricted cash in the amount of $1.6 million is required as part of the agreement related to a $33.3 million revolving line of credit established by the Company in April 1998 (see note 13). The agreement requires the Company to post a cash reserve equal to the greater of $1.0 million or six months of interest based on the outstanding balance of the line at the end of the month. Borrowings under the revolving line bear interest at LIBOR + 4% (9.54% at December 31, 1998).

(3) CONTRACTS HELD FOR SALE

    The following table presents the components of Contracts held for sale:

                                                   December 31,
                                             -------------------------
                                               1998            1997
                                             ---------       ---------
                                                   (in thousands)
Gross receivable balance ..............      $ 183,876       $  81,645
Unearned finance charges ..............        (10,949)        (10,078)
Deferred acquisition fees and discounts         (4,594)         (1,092)
Allowance for credit losses ...........         (2,751)         (2,204)
                                             ---------       ---------
                                             $ 165,582       $  68,271
                                             =========       =========

   The following table presents the activity in the allowance for credit losses:

                                              Year ended December 31,
                                        -----------------------------------
                                         1998          1997          1996
                                        -------       -------       -------
                                                  (in thousands)
Balance, beginning of year .......      $ 2,204       $   723       $   330
Provisions .......................        3,544         4,088         2,756
Charge-offs ......................       (2,535)       (2,935)       (2,755)
Allowance allocated to repossessed
  inventory ......................       (1,349)         (261)           --
Recoveries .......................          887           589           392
                                        -------       -------       -------
   Balance, end of year ..........      $ 2,751       $ 2,204       $   723
                                        =======       =======       =======

   The Company is required to represent and warrant certain matters with respect to the Contracts sold to investors, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the Contracts. In the event of a breach by the Company of any representation or warranty, the Company is obligated to repurchase the Contracts from the investors at a price equal to the investors' purchase price less the related credit enhancement and any principal payments received from the obligor. In most cases, the Company would then be entitled under the terms of its agreements with dealers to require the selling dealer to repurchase the Contracts at the Company's purchase price less any principal payments received from the obligor.

   As of December 31, 1998 and 1997, the Company had commitments to purchase $2.3 million and $3.8 million, respectively, of Contracts from Dealers in the ordinary course of business.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(4) RESIDUAL INTEREST IN SECURITIZATIONS

   The following table presents the components of the residual interest in securitizations:

                                                  December 31,
                                             ----------------------
                                               1998          1997
                                             --------      --------
                                                 (in thousands)
Cash, commercial paper, US government
  securities and other qualifying
  investments (Spread Account) ........      $130,394      $ 68,513
NIRs ..................................        54,800        45,112
OC accounts ...........................        31,836         9,621
Funds held by investor ................           480           579
Investment in subordinated certificates           338           791
                                             --------      --------
                                             $217,848      $124,616
                                             ========      ========

The following table presents the activity of the NIRs :

                                           Year ended December 31,
                                   --------------------------------------
                                     1998           1997           1996
                                   --------       --------       --------
                                              (in thousands)
Balance, beginning of year ..      $ 45,112       $ 23,655       $ 11,109
NIR gains recognized (note 5)        52,990         34,767         18,665
Amortization of NIRs (note 6)       (35,540)       (13,310)        (6,119)
Provision for loss on NIRs ..        (7,762)            --             --
                                   --------       --------       --------
Balance, end of year ........      $ 54,800       $ 45,112       $ 23,655
                                   ========       ========       ========

    The following table presents the estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                              December 31,
                                              --------------------------------------------
                                                 1998             1997             1996
                                              ----------       ----------       ----------
                                                             (in thousands)
Undiscounted estimated credit losses ...      $  169,110       $   90,814       $   45,881

Servicing subject to recourse provisions      $1,362,801       $  830,918       $  483,106
                                              ==========       ==========       ==========
Undiscounted estimated credit losses
 as percentage of servicing subject to
 recourse provisions ...................           12.41%           10.93%            9.50%
                                              ==========       ==========       ==========

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) GAIN ON SALE OF CONTRACTS

     The following table presents the components of the net gain on sale of
Contracts:

                                          Year ended December 31,
                                   --------------------------------------
                                     1998           1997           1996
                                   --------       --------       --------
                                               (in thousands)
NIR gains recognized ........      $ 52,990       $ 34,767       $ 18,665
Deferred acquisition fees
  and discounts .............        23,330          8,925          6,890
Provision for loss on NIRs ..        (7,762)            --             --
Expenses related to sales ...        (6,708)        (4,559)        (2,234)
Provision for credit losses .        (3,544)        (4,088)        (2,756)
                                   --------       --------       --------
                                   $ 58,306       $ 35,045       $ 20,565
                                   ========       ========       ========

(6) INTEREST INCOME

     The following table presents the components of interest income:

                                                 Year ended December 31,
                                         --------------------------------------
                                           1998           1997           1996
                                         --------       --------       --------
                                                     (in thousands)
Interest on Contracts held for sale      $ 43,493       $ 14,279       $  9,981
Residual interest income ..........        33,888         22,557         16,118
Amortization of NIRs ..............       (35,540)       (13,310)        (6,119)
                                         --------       --------       --------
                                         $ 41,841       $ 23,526       $ 19,980
                                         ========       ========       ========


(7) SERVICING

    The following table presents the components of the Company's servicing portfolio:

                                                              December 31,
                                               ------------------------------------------
                                                  1998            1997            1996
                                               ----------      ----------      ----------
                                                             (in thousands)
Contracts held for sale .................      $  176,108      $   71,829      $   22,827
Servicing subject to recourse provisions:
     Whole loan portfolios ..............           1,463           4,839          11,212
     Alton Receivables Corp. ............             259           3,073          10,241
     CPS Receivables Corp. ..............       1,361,079         823,006         461,653
                                               ----------      ----------      ----------
                                               $1,538,909      $  902,747      $  505,933
                                               ==========      ==========      ==========

(8) FURNITURE AND EQUIPMENT

     The following table presents the components of furniture and equipment:

                                                         December 31,
                                                    ---------------------
                                                      1998          1997
                                                    -------       -------
                                                        (in thousands)
Furniture and fixtures .......................      $ 2,973       $ 1,869
Computer equipment ...........................        2,365         1,895
Leasing assets ...............................          882           916
Leasehold improvements .......................          644           127
Other fixed assets ...........................           34            55
                                                    -------       -------
                                                      6,898         4,862
Less accumulated depreciation and amortization       (2,626)       (1,734)
                                                    -------       -------
                                                    $ 4,272       $ 3,128
                                                    =======       =======

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(9) RELATED PARTY TRANSACTIONS

    Investment in Unconsolidated Affiliates

   Investment in unconsolidated affiliates primarily consists of a 38% interest in NAB Asset Corporation ("NAB") that was acquired by the Company on June 6, 1996, for approximately $4.3 million. At the time of the acquisition, NAB had approximately $3.5 million in cash and no significant operations. The Company's investment in NAB exceeded the Company's share of the net assets of NAB at the acquisition date by approximately $1.4 million. This amount, which is included in other assets in the accompanying balance sheet, has been recorded by the Company as goodwill. Based on the closing price on the Nasdaq, the market value of the investment in NAB was approximately $2.9 million and $4.0 million at December 31, 1998 and 1997, respectively. Charles E. Bradley, Sr., Chairman of the Company's Board of Directors and principal shareholder and Charles E. Bradley, Jr., President, Chief Executive Officer and a member of the Company's Board of Directors are both on the Board of Directors of NAB. Included in general and administrative expenses for the year ended December 31, 1996, is $595,352, which represents the Company's share of NAB's loss from June 6, through December 31, 1996.

   Subsequent to the Company's investment in NAB, NAB purchased Mortgage Portfolio Services, Inc. ("MPS") from the Company for $300,000. MPS, formed by the Company in April 1996, is a mortgage broker-dealer based in Texas. In July 1996, NAB formed CARSUSA, Inc. ("CARSUSA"), which purchased, and now owns and operates, a Mitsubishi automobile dealership in Southern California. On June 27, 1997, NAB sold CARSUSA to Charles E. Bradley, Sr. and Charles E. Bradley, Jr., for $1.5 million. Included in other income for the years ended December 31, 1998 and 1997, is $51,593 and $848,920, respectively, which represents the Company's share of NAB's net income.

   Related Party Receivables

The following table presents the components of related party receivables:

                                                 December 31,
                                              ------------------
Related Party                                  1998        1997
-------------                                 ------      ------
                                                (in thousands)
NAB Asset Corporation                         $2,100      $5,602
CARSUSA, Inc.                                    904       1,351
Service and Management Cooperative, Inc.         139         128
Loan to Subsidiary Officer                       125          --
Global Equipment Leasing, LLC                     --         114
Stanwich Partners, Inc.                           --         100
                                              ------      ------
                                              $3,268      $7,295
                                              ======      ======

   Included in the receivable from CARSUSA at December 31, 1998 and 1997, is $329,500 and $790,000, respectively, related to a flooring line of credit provided to CARSUSA. The remainder relates to amounts owed by CARSUSA for other borrowings.

   During fiscal 1998 and 1997, respectively, the Company sold 51 and 107 automobiles to CARSUSA and received proceeds of $432,790 and $749,800, respectively. Additionally, the Company purchased 296 and 183 Contracts from CARSUSA, with an aggregate principal balance of approximately $4.2 million and $2.4 million, respectively.

   Included in the receivable from NAB at December 31, 1997, is $5.5 million arising from the issuance of two promissory notes totaling $9.5 million, bearing interest at 13% annually. On December 31, 1997, one of the promissory notes for $4.0 million was sold to Stanwich Financial Services Corp. ("SFSC") for $4.0 million, the proceeds of which were received on December 31, 1997. Charles E. Bradley, Sr., Charles E. Bradley, Jr., and John G. Poole, who are officers and directors of the Company, collectively own 92.5% of the common stock of Stanwich Holdings, Inc. ("Stanwich Holdings"), and Mr. Bradley, Sr., is the president and a director of Stanwich Holdings. SFSC is a wholly-owned subsidiary of Stanwich Holdings. During 1998, NAB repaid approximately $3.4 million of the $5.5 million promissory note, leaving a balance of approximately $2.1 million at December 31, 1998. The remaining unpaid balance of the note is due April 30, 1999.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   In June 1998, the Company issued an additional promissory note to NAB for $3.0 million, bearing interest at 14% annually. During 1998, the note was repaid in full.

   On March 2, 1998, NAB acquired Stanwich Holdings. At that time the Company received a note from NAB for $530,835 in exchange for an option it had held to acquire 100% of the outstanding common stock of Stanwich Holdings. In June 1998, NAB rescinded the transaction to acquire Stanwich Holdings, with an effective date of March 2, 1998.

   At December 31, 1998 and 1997, respectively, $139,229 and $128,421 is due from Service and Management Cooperative, Inc. These amounts represent liabilities incurred by Service and Management Cooperative, Inc., which were paid for by the Company. Certain officers of the Company's subsidiary Samco were officers of Service and Management Cooperative, Inc.

   In July 1998, the president of Samco issued to the Company a promissory note in the amount of $125,000. The loan bears interest at the rate of 10% per annum and is due July 2001.

   At December 31, 1997, $114,275 is due from Global Equipment Leasing, LLC. These amounts represent payments by the Company's subsidiary CPS Leasing, Inc., of certain debt obligations of Global Equipment Leasing, LLC., which is 50% owned by CPS Leasing, Inc. In January 1998, the amount due from Global Equipment Leasing, LLC, was repaid in full.

   The amount due from Stanwich Partners, Inc. ("SPI") at December 31, 1997, is related to investment banking services performed by the Company in connection with the Company's January 2, 1997 acquisition of CPS Leasing, Inc. The Chairman of the Board of Directors of the Company is a principal shareholder of SPI.

   The Company is a party to a consulting agreement with SPI that calls for monthly payments of $6,250 through December 31, 1999. Included in the accompanying consolidated statements of income for the year ended December 31, 1998, 1997 and 1996, is $75,000, $75,000 and $75,000, respectively, of consulting expense related to this consulting agreement.

   In November 1998, the Company issued $25.0 million of subordinated promissory notes due November 30, 2003, to an affiliate of Levine Leichtman Capital Partners, Inc. ("LLCP") (see note 13). As part of the transaction, the Company entered into a consulting agreement with LLCP, calling for monthly consulting fees of $22,917 through November 2003. Included in the accompanying consolidated statements of income for the year ended December 31, 1998, are $22,917 of consulting fees related to this consulting agreement.

   Related Party Debt

   In May 1997, the Company entered into two transactions with a related party:
(i) the Company purchased $14.5 million of preferred stock of Stanwich Holdings with dividends cumulative at the rate of 9% per annum and redeemable at an aggregate price of $14.6 million, plus accrued dividends, and (ii) the Company borrowed $14.5 million with an interest rate of 8% per annum under a 60-day related party loan from SFSC. In August 1997, the Company received $14.9 million in redemption of its preferred stock of Stanwich Holdings and repaid the 60-day related party loan in its entirety. In August 1997, the Company entered into a line of credit agreement with SFSC ("Stanwich Line"), to supplement its working capital resources. Under the Stanwich Line, SFSC agreed to lend up to $25.0 million to the Company from time to time upon request, through December 19, 1997. Any amount outstanding at December 31, 1997 would be due at that time. Borrowings under the Stanwich Line bear interest at the rate of 10% per annum, and the Company paid a $250,000 (one percent) commitment fee to SFSC in connection with opening the line of credit. The Company drew the full amount of the line at its inception, none of which remained outstanding at December 31, 1997.

   The Company has also received long-term financing from SFSC. In June 1997 the Company borrowed $15.0 million on an unsecured and subordinated basis from SFSC. This loan ("RPL") is due 2004, and has a fixed rate of interest of 9% per

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


annum, payable monthly beginning July 1997. The Company may pre-pay the RPL without penalty at any time after three years. At maturity or repayment of the RPL, the holder thereof will have an option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share. The balance of the RPL at December 31, 1998 and 1997, was $15.0 million.

   During 1998, the Company borrowed an additional $4.0 million on an unsecured basis from SFSC. This loan ("RPL2") is due 2004, has a fixed rate of interest of 12.5% per annum payable monthly beginning December 1998. The Company may pre-pay the RPL2, without penalty, anytime after June 12, 2000. At maturity or repayment of the RPL2, the holder thereof will have the option to convert the entire principal balance of the note, or a portion thereof, into common stock of the Company, at a conversion rate of $3.00 per share. The balance of the RPL2 at December 31, 1998, was $4.0 million.

   During 1998, the Company borrowed $1.0 million on an unsecured basis from John G. Poole, a director of the Company. The terms of this note ("RPL3") are the same as RPL2. The balance of the RPL3 at December 31, 1998, was $1.0 million.

   Related Party Stock Sale

   In July 1998, the Company sold 443,459 shares of common stock in a private placement to SFSC for $5.0 million. As of December 31, 1998, the above shares of common stock had not been registered for public sale.

(10) SHAREHOLDERS' EQUITY

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

   The Company is required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines, residual financing, subordinated debt, and related party debt. The covenants restrict the payment of certain distributions, including dividends.

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

   In July 1997, the Company adopted and gained shareholder approval of the 1997 Long-Term Incentive Plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options, restricted stock and stock appreciation rights to employees, directors or employees of entities in which the Company has a controlling or significant equity interest. Options that have been granted under the 1997 Plan have in all cases been granted at an exercise price equal to the stock's fair market value at the date of the grant, with terms of 10 years and vesting over 5 years. The 1997

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Plan provides that an aggregate maximum of 1,500,000 shares of the Company's common shares may be subject to awards under the 1997 Plan.

   In October 1998, the Company's Board of Directors approved a plan to cancel and reissue certain stock options previously granted to key employees of the Company. All options granted prior to October 22, 1998, with an option price greater than $3.25, were repriced to $3.25. In conjunction with the repricing, a one year period of non-exercisability was placed on all repriced options, which expires October 21, 1999.

   At December 31, 1998, there were 341,000 additional shares available for grant under the 1991 Plan and 1997 Plan. Of the options outstanding at December 31, 1998, 1997 and 1996, 194,040, 584,920 and 1,319,420, respectively, were exercisable with weighted-average exercise prices of $2.68, $6.77 and $4.02, respectively. The per share weighted-average fair value of stock options granted during the years ended December 31, 1998, 1997 and 1996, was $1.87, $5.79, and $4.99, respectively, at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                       Year ended December 31,
                                  ---------------------------------
                                  1998          1997          1996
                                  -----         -----         -----
Expected life (years) ......       6.41          6.50          5.86
Risk-free interest rate ....       4.95%         6.48%         6.23%
Volatility .................      20.00%        52.04%        46.20%
Expected dividend yield ....         --            --            --

   The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income and net earnings per share would have been reduced to the pro forma amounts indicated below.

                                                Year ended December 31,
                                          ----------------------------------
                                            1998          1997         1996
                                          ---------     --------     -------
                                         (in thousands, except per share data)
Net income
  As reported.......................        $25,703      $18,532     $14,097
  Pro forma.........................        $24,639      $18,182     $13,550

Net earnings per share - basic
  As reported.......................        $  1.67      $  1.29     $  1.05
  Pro forma.........................        $  1.60      $  1.27     $  1.00

Net earnings per share - diluted
  As reported.......................        $  1.50      $  1.17     $  0.93
  Pro forma.........................        $  1.48      $  1.17     $  0.90

   Pro forma net income and net earnings per share reflect only options granted in the year ended December 31, 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to April 1, 1995 is not considered.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   Stock options activity during the periods indicated is as follows:

                                                         Number of    Weighted-Average
                                                          Shares       Exercise Price
                                                         ---------    ----------------
                                                    (in thousands, except per share data)
Balance at December 31, 1995..........................     2,161          $  3.56
     Granted..........................................       513             9.60
     Exercised........................................       395             2.82
     Canceled.........................................       125             5.23
                                                           -----          -------
Balance at December 31, 1996..........................     2,154             5.04
     Granted..........................................       321             9.76
     Exercised........................................       937             2.64
     Canceled.........................................       145            11.69
                                                           -----          -------
Balance at December 31, 1997..........................     1,393             7.05
     Granted..........................................     3,515             5.42
     Exercised........................................         5             8.50
     Canceled.........................................     2,412             8.64
                                                           -----          -------
Balance at December 31, 1998..........................     2,491          $  3.22
                                                           =====          =======

   At December 31, 1998, the range of exercise prices, the number, weighted-average exercise price and weighted-average remaining term of options outstanding and the number and weighted-average price of options currently exercisable are as follows:

                                                Weighted-       Weighted                      Weighted-
                                                 Average         Average                       Average
                                  Number        Remaining       Exercise         Number       Exercise
Range of Exercise Prices        Outstanding       Term           Price         Exercisable      Price
------------------------        -----------     ---------       --------       -----------    ---------
                                                 (in thousands, except per share data)
$2.50 - $2.88...............         224            3.99          $2.64            192          $2.62
$3.00 - $3.00...............          47            8.16          $3.00             --          $  --
$3.25 - $3.25...............       2,194            7.87          $3.25             --          $  --
$4.13 - $4.56...............          24            9.86          $4.45             --          $  --
$7.75 - $8.50...............           2            8.05          $8.30              2          $8.30

   In connection with the Company's initial public offering, the Company sold to the underwriter of the offering, for an aggregate price of $120, warrants to purchase up to 240,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants were exercisable during the four year period commencing one year from the date of the offering. The shares represented by the warrants have been registered for public sale. During the year ended December 31, 1997 and 1996, the underwriter exercised 14,000 and 86,000 warrants, respectively. At December 31, 1997 all warrants had been exercised.

   On November 17, 1998, in conjunction with issuance of the $25.0 million subordinated promissory note from an affiliate of LLCP, the Company issued warrants to purchase up to 3,450,000 of common stock at $3.00 per share, exercisable through November 30, 2005. The value of the warrants, $3.0 million, is included in other assets as deferred interest expense to be amortized over the expected life of the related debt, five years. As of December 31, 1998, the warrants had not been registered for public sale. However, the holder of the warrants has the right to require the Company register the warrants for public sale in the future.

   Also in November 1998, the Company entered into an agreement with the Certificate Insurer of its asset-backed securities. The agreement commits the Certificate Insurer to provide insurance for the securitization of $560.0 million in asset-backed securities, of which $250.0 million remained at December 31, 1998. The agreement provides for a 3% initial Spread Account deposit. As consideration for the agreement, the Company issued warrants to purchase up to 2,525,114 shares of common stock at $3.00 per share. The warrants are fully exercisable on the date of grant and expire in November 2003. The value of the warrants, $2.2 million, is included in other assets as deferred securitization expense to be amortized over five years. As of December 31, 1998, the warrants had not been registered for public sale. However, the holder of the warrants has the right to require the Company register the warrants for public sale in the future.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(11) COMMITMENTS AND CONTINGENCIES

   Leases

   The Company leases its facilities and certain computer equipment under non-cancelable operating and capital leases, which expire through 2008. Future minimum lease payments at December 31, 1998, under these leases are as follows:

                                             Capital      Operating
                                             -------      ---------
                                                (in thousands)
      1999 ...........................       $   858      $ 3,113
      2000 ...........................           678        3,001
      2001 ...........................           579        2,452
      2002 ...........................           400        2,376
      2003 ...........................            53        2,394
      Thereafter .....................            --       11,935
                                             -------      -------
      Total minimum lease payments ...         2,568      $25,271
                                                          =======

      Less: amount representing
        interest .....................           436
                                             -------

      Present value of net minimum
        lease payments ...............       $ 2,132
                                             =======

   Included in furniture and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases at December 31, 1998:

      Computer equipment ..................      $    811
      Furniture and fixtures ..............         2,044
                                                 ---------
                                                    2,855

      Less: accumulated depreciation ......           669
                                                 ---------
                                                 $  2,186
                                                 =========

   Rent expense for the years then ended December 31, 1998, 1997 and 1996, was $1,973,304, $1,036,677 and $463,592, respectively. The Company's facility lease contains certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the term of the lease.

   In November 1998, the Company entered into a sublease agreement for the space which served as the Company's former headquarters in Irvine, California. The sublease agreement extends beyond the term of the lease and provides for the tenant to pay a base rent in excess of the lease payment required by the Company, plus all common area maintenance charges and property taxes. During 1998, the Company received $64,289 of sublease income, which is included in occupancy expenses. Future minimum sublease payments totaled $1,511,858 at December 31, 1998.

   Litigation

    The Company is party to litigation in the ordinary course of business, generally involving actions against automobile purchasers to collect amounts due on purchased Contracts or to recover vehicles. In one such case, relating to the Chapter 13 bankruptcy of obligors Madeline and Darryl Brownlee, of Chicago, Illinois, the obligors counterclaimed against the Company on June 30, 1997 in the bankruptcy court for the Northern District of Illinois. The obligors seek class-action treatment of their allegation that the cost of an extended service contract on the automobile they purchased was inadequately disclosed by the automobile dealer, Joe Cotton Ford of Carol Stream, Illinois. The disclosure allegedly violated the federal Truth in Lending Act and Illinois consumer protection statutes. The plaintiffs amended their complaint in September 1998, dropping all Truth in Lending allegations against the Company. The court in February 1999 dismissed all remaining claims against the Company. The case remains pending against the dealer, and there is a remote chance that a possible appeal could result in a reinstatement of claims against the Company.

   In another proceeding, arising out of efforts to collect a deficiency balance from Joseph Barrios of Chicago, Illinois, the debtor has brought suit against the Company alleging defects in the notice given upon repossession of the vehicle. This

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


lawsuit was filed on February 18, 1998 in the circuit court of Cook County, Illinois. A settlement of this litigation has been reached on a class basis, which does not involve material expense.

   It is management's opinion that all litigation of which it is aware, including the matters discussed above, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12) INCOME TAXES

   Income taxes consist of the following:

                                                    Year ended December 31,
                                               ---------------------------------
                                                1998         1997         1996
                                               -------      -------      -------
                                                         (in thousands)
Current
  Federal .........................            $ 3,318      $ 4,278      $ 3,060
  State ...........................              1,195          922        1,151
                                               -------      -------      -------
                                                 4,513        5,200        4,211
Deferred
  Federal .........................             10,451        4,505        4,565
  State ...........................              3,653        1,611          819
                                               -------      -------      -------
                                                14,104        6,116        5,384
Income tax benefit from exercise of options
Credited to shareholders'
 equity ...........................                 --        2,111           --
                                               -------      -------      -------
      Income taxes ................            $18,617      $13,427      $ 9,595
                                               =======      =======      =======

   The Company's effective tax expense for the years ended December 31, 1998, 1997 and 1996, differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:

                                                         Year ended December 31,
                                                 --------------------------------------
                                                   1998           1997           1996
                                                 --------       --------       --------
                                                             (in thousands)
Expense at federal tax rate ...............      $ 15,512       $ 11,186       $  8,292

California franchise tax, net of
  federal income tax benefit ..............         3,151          1,672          1,280

State tax benefit from exercise of options,
  net of federal income tax benefit,
  credited to shareholders' equity ........            --            586             --

Other .....................................           (46)           (17)            23
                                                 --------       --------       --------
                                                 $ 18,617       $ 13,427       $  9,595
                                                 ========       ========       ========

The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1998 and 1997, are as follows:

                                       December 31,
                                   --------------------
                                    1998         1997
                                   -------      -------
                                      (in thousands)
Deferred Tax Assets:
  Accrued liabilities .........    $ 1,296      $   559
  Furniture and equipment .....        212           27
  Provision for credit losses..         --        1,106
  State taxes .................        403        1,851
  Other .......................         --          289
                                   -------      -------
                                     1,911        3,832
Deferred Tax Liabilities:
  NIRs ........................     21,054       16,409
  Provision for credit losses..      7,511           --
  Equity investments ..........        593          566
                                   -------      -------
                                    29,158       16,975
                                   -------      -------
  Net deferred tax liability...    $27,247      $13,143
                                   =======      =======

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   In determining the possible future realization of deferred tax assets, future taxable income from the following sources is taken into account: (a) the reversal of taxable temporary differences, and (b) future operations exclusive of reversing temporary differences.

   The Company believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income.

   The Company files its tax returns on a fiscal March 31, year end. During 1998, the Company's federal income tax return for the tax year ended March 31, 1995, was audited by the Internal Revenue Service. As a result of the audit, the Company was required to pay approximately $150,000 in payroll taxes and interest. The audit was concluded and closed during 1998.

(13) DEBT

   In June 1995, the Company entered into two warehouse line of credit agreements (collectively the "Redwood Line"). The Redwood Line provided the Company with an interim financing facility to hold Contracts for sale prior to being sold. The primary agreement provided for loans by Redwood Receivables Corporation ("Redwood") to the Company, funded by commercial paper issued by Redwood and secured by Contracts pledged periodically by the Company. The Redwood Line provided for a maximum of $100.0 million of advances to the Company, with interest at a variable rate indexed to prevailing commercial paper rates. The second agreement was a standby line of credit with General Electric Capital Corporation ("GECC"), also with a $100.0 million maximum, which the Company would have been entitled to use only if and to the extent that Redwood did not provide funding as described above. The GECC line was secured by Contracts and substantially all the other assets of the Company. Both agreements expired November 30, 1998.

   In November 1998, the Company entered into a new warehouse line of credit agreement with GECC directly ("the GECC Line"). The GECC Line provides for warehouse facility advances up to a maximum of $100.0 million at a variable interest rate of LIBOR + 3.75% (8.87% at December 31, 1998). The GECC Line expires November 30, 1999.

   The Company is charged a non-utilization fee of .25% per annum on the unused portion of the GECC Line. The balance outstanding at December 31, 1998 and 1997 under the GECC and Redwood warehouse lines of credit was $21.7 million and $30.8 million, respectively.

   In November 1997, the Company entered into a warehouse line of credit agreement with First Union Capital Markets ("First Union Line"). The First Union Line provides for a maximum of $150.0 million of advances to the Company, with interest at a variable rate (5.05% at December 31, 1998) indexed to prevailing commercial paper rates. In July 1998, the advance amount was increased to $200.0 million. In conjunction with the increase in maximum advance amount under the agreement, the expiration date was changed to July 31, 1999, and is renewable for one year with the mutual consent of the Company and First Union Capital Markets. The balance outstanding under the First Union Line at December 31, 1998 and 1997 was $130.2 million and $30.9 million, respectively.

    When the Company wishes to securitize Contracts, a majority of the proceeds received from investors is paid to the providers of the warehouse lines, simultaneously with their release of the pledged Contracts for transfer to a pass-through securitization trust.

   In December 1996, the Company entered into an overdraft financing facility, with a bank, that provides for maximum borrowings of $2.0 million. Interest is charged on the outstanding balance at the bank's reference rate (7.75% at December 31, 1998) plus 1.75%. During 1997, the overdraft facility was increased to $4.0 million. There were no borrowings outstanding under this facility at December 31, 1998. The facility expires on June 1, 1999.

   In April 1998, the Company established a $33.3 million revolving credit line (the "Residual Line") with State Street Bank and Trust Company, Prudential Insurance and an affiliate of Prudential. Borrowings under the Residual Line bear

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


interest at LIBOR + 4.0% (9.54% at December 31, 1998), and are secured by all the Company's assets, including its residual interest in securitizations. The Residual Line is a revolving facility for one year, after which it converts into a loan with a maximum term of four years. At December 31, 1998, the balance outstanding under the Residual Line was $33.0 million.

   In November 1998, the Company issued $25.0 million of subordinated promissory notes due November 30, 2003, to an affiliate of Levine Leichtman Capital Partners, Inc. ("LLCP"), and received the proceeds (net of $1.3 million of capitalized issuance costs), of approximately $23.7 million. The Company also issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005 (see note 10). The debt bears interest at 13.5% per annum, and may not be prepaid without penalty prior to November 1, 2002. Simultaneously with the consummation of that transaction, certain affiliates of the Company, who had lent the Company an aggregate of $5.0 million on a short-term basis in August and September 1998, agreed to subordinate their indebtedness to the indebtedness in favor of LLCP, to extend the maturity of their debt until June 2004, and to reduce their interest rate from 15% to 12.5%. Such affiliates received in return the option to convert such debt into an aggregate of 1,666,667 shares of common stock at the rate of $3.00 per share through maturity at June 30, 2004. Additionally, SFSC also agreed to subordinate $6.0 million, or 40%, of its RPL in favor of LLCP.

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

   During the year ended December 31, 1997 the Company acquired CPS Leasing, Inc. At December 31, 1998 and 1997, CPS Leasing, Inc. had borrowings to banks of $2.6 million and $1.5 million, respectively

   On November 16, 1993, the Company issued a $3.0 million five year convertible subordinated note ("Note 1") to an institutional investor in conjunction with an agreement by that investor to commit to purchase an additional $50.0 million

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


of the Company's Contracts. Interest accrued at 9.5% and was payable semi-annually. On January 17, 1997, the holder converted Note 1 into 480,000 shares of the Company's common stock.

   The GECC Line, First Union Line, Residual Line, PENs, Notes, LLCP notes, and the overdraft financing facility contain various restrictive and financial covenants. With respect to the Residual Line, certain of the pools' performance resulted in the right for the lender of that facility to accelerate the repayment of the outstanding borrowings. On a monthly basis to date and as of December 31, 1998, the lender has waived their right to accelerate repayment. With respect to the LLCP notes, as of December 31, 1998, the Company was in violation of certain covenants. As of April 15, 1999, the holder of such notes has waived such violations. With respect to all other borrowings listed above, the Company is in compliance with all related financial covenants as of December 31, 1998.

(14) EMPLOYEE BENEFITS

   The Company sponsors a pretax savings and profit sharing plan (the "401(k) Plan") qualifed under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). The Company matches 100% of employees' contributions up to $600 per employee per calendar year. The Company's contributions to the 401(k) Plan were $250,428, $115,684, and $63,801 for the years ended December 31, 1998, 1997 and
1996, respectively.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active market values do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 1998 and 1997, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 1998 and 1997, were as follows:

                                                             December 31,
                                          --------------------------------------------------
                                                   1998                        1997
                                          ----------------------      ----------------------
                                          Carrying                    Carrying
                                          Value or                    Value or
                                          Notional        Fair        Notional        Fair
Financial Instrument                       Amount        Value         Amount        Value
--------------------                      --------      --------      --------      --------
                                                             (in thousands)
Cash ...............................      $  1,940      $  1,940      $  1,745      $  1,745
Restricted cash ....................         1,619         1,619            --            --
Contracts held for sale ............       165,582       169,958        68,271        70,900
Residual interest in securitizations       217,848       217,848       124,616       124,616
Related party receivables ..........         3,268         3,268         7,295         7,295
Commitments ........................         2,313            61         3,774           145
Warehouse lines of credit ..........       151,857       151,857        61,666        61,666
Notes payable ......................         2,557         2,557         1,506         1,506
Residual financing .................        33,000        33,000            --            --
Subordinated debt ..................        65,000        65,000        40,000        40,000
Related party debt .................        20,000        20,000        15,055        15,055

   Cash and Restricted Cash

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

   Related Party Receivables

   The carrying value approximates fair value because the related interest rates are estimated to reflect current conditions for similar types of investments.

   Commitments

   The fair value of commitments to purchase contracts from Dealers is determined by purchase commitments from investors and prevailing market rates.

   Warehouse Line of Credit

   The carrying value approximates fair value because the warehouse line of credit is short-term in nature and the related interest rates are estimated to reflect current market conditions for similar types of instruments.

   Notes Payable, Residual Financing, Subordinated and Related Party Debt

   The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of instruments.

(16) LIQUIDITY

   The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities are amounts borrowed under its various warehouse lines, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments on Contracts held for sale, interest earned on Contracts held for sale, and releases of cash from Spread Accounts. The Company's primary uses of cash are the purchases of Contracts, repayment of amounts borrowed under its various warehouse lines, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts and income taxes. As a result, the Company is dependent on its warehouse lines of credit and its residual financing facility in order to finance its continued operations. If the Company's principal lenders decided to terminate or not to renew any of these credit facilities with the Company, the loss of borrowing capacity would have a material adverse effect on the Company's results of operations unless the Company found a suitable alternative source.

   The Servicing Agreements call for the requisite levels of the various Spread Accounts to increase if the related receivables experience delinquencies, repossessions or net losses in excess of certain predetermined levels. At December 31, 1998, 18 of the Company's 22 securitized pools were at higher than original requisite levels due to the delinquency, repossession or net loss performance of 13 of the 22 securitized pools. Such Spread Account balances therefore included approximately $24.3 million more than would have been required at the original requisite levels. The higher requisite Spread Account levels ranged from 30% to 100% of the related outstanding balance of the securitized pools. In April 1999, the Company entered into an amendment with the Certificate Insurer of the Company's asset-backed securities to cap the amount of cash retained in the Spread Accounts at 21% of the outstanding securities balance for 19 of the Company's 22 securitized pools. The effectiveness of the amendment is contingent upon approval of certain subordinated

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Certificateholders. This new cap on the Spread Accounts described above is expected to provide cash flows to the Company during 1999. The amendment is subject to certain performance measures that may result in an increase in the cap from 21% to 25%. There can be no assurance that such cash flows will occur. In addition to requiring higher Spread Account levels, the Servicing Agreements provide the Certificate Insurer with certain other rights and remedies, which have been waived on a monthly basis by the Certificate Insurer.

   On April 15, 1999, the Company issued $5.0 million of subordinated promissory notes to LLCP and received proceeds (net of $250,000 of capitalized issuance costs) of approximately $4.75 million. The debt includes certain covenants one of which is the infusion of $15.0 million of debt during 1999 by SFSC. SFSC's commitment in turn has been collateralized by certain assets pledged by the chairman of the Company's board of directors and the president of the Company. Additionally, the $5.0 million has been personally guaranteed by the chairman of the Company's board of directors and the president of the Company.

   The Company did not sell any Contracts in the first quarter of 1999, and is currently evaluating alternatives for selling its Contracts during the second quarter of 1999. Alternatives being considered by the Company include various securitization structures, unsecuritized sale of Contracts, or perhaps, some combination of both alternatives. The Company has received a letter of intent from an investor to purchase up to $300.0 million of the Company's Contracts on an unsecured basis in the second quarter. There can be no assurance that such a sale will take place.

   In the event the Company incurs a net loss in two consecutive quarters it would be in default of its agreements for the Residual Line. Unless waived by the lender, the default could result in acceleration of the Residual Line and a cross default on the Warehouse Lines. The lender would receive any releases from Spread Accounts to retire outstanding principal and interest. The Company believes that the lender would waive the default. In the event the lender does not waive the default, the Company believes that cash flows from operations would be sufficient to fund its obligations as they become due and payable. There can be no assurance, however, that the lender would waive the default or that other cash flows will be sufficient to fund the Company's operations.

(17) SUBSEQUENT EVENTS

   In an effort to conserve capital, the Company intends to dispose of and/or terminate the operations of three of its subsidiaries; Samco, LINC and CPS Leasing, Inc. During the first quarter of 1999, all operations of Samco were terminated and all personnel were laid off. The Company is utilizing the building and equipment that is owned and/or leased as an asset recovery facility.

   On April 15, 1999, the Company issued $5.0 million of subordinated promissory notes bearing interest at 14.50% per annum, to LLCP and received proceeds (net of $250,000 of capitalized issuance costs) of approximately $4.75 million. The Company also issued warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share to LLCP. The warrants are subject to shareholder approval and if approved, will be exerciseable through April 2009. As part of the purchase agreement, the interest rate on the previous LLCP notes will increase to 14.50% and the 3,450,000 warrants to purchase shares of the Company's common stock at $3.00 per share were reduced to 3,115,000 at a price of $0.01 per share.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(18) SELECTED QUARTERLY DATA (UNAUDITED)

                                 QUARTER     QUARTER      QUARTER         QUARTER
                                  ENDED       ENDED        ENDED           ENDED
                                MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                ---------    --------   -------------   ------------
                                        (in thousands, except per share data)
1998
   Revenues ..............      $24,782      $29,724      $34,577        $37,197
   Income before income taxes     9,658       10,240       10,744         13,678
   Net income ............        5,603        5,925        6,238          7,937

   Earnings per share:
     Basic ...............      $  0.37      $  0.39      $  0.40        $  0.51
     Diluted .............      $  0.34      $  0.36      $  0.38        $  0.44

1997
   Revenues ..............      $15,230      $17,542      $20,231        $22,248
   Income before income taxes     7,143        7,549        8,309          8,958
   Net income ............        4,145        4,386        4,816          5,185

   Earnings per share:
     Basic ...............      $  0.29      $  0.31      $  0.34        $  0.36
     Diluted .............      $  0.27      $  0.28      $  0.30        $  0.32

1996
   Revenues ..............      $ 9,699      $11,763      $12,910        $14,066
   Income before income taxes     5,101        5,517        6,451          6,623
   Net income ............        3,051        3,271        3,834          3,941

   Earnings per share:
     Basic ...............      $  0.23      $  0.24      $  0.28        $  0.29
     Diluted .............      $  0.20      $  0.22      $  0.25        $  0.26

                                 EXHIBIT INDEX

Exhibit
Number                             Description
------                             -----------
 3.1   Restated Articles of Incorporation (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB dated December 31, 1995)

 3.2 Amended and Restated Bylaws. (incorporated by reference to exhibit filed with registrant's report on Form 10-K dated December 31, 1997)
       4.Indenture re Rising Interest Subordinated Redeemable Securities
       ("RISRs") (incorporated by reference to exhibit filed with registrant's report on Form 8-K filed December 26, 1995)

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

10.2 1997 Long-Term Incentive Stock Plan (incorporated by reference to exhibit filed with registrant's report on Form 10-K dated December 31, 1997)

10.3 Purchase Agreement relating to PENs. (incorporated by reference to exhibit filed with registrant's registration statement on Form S-3 no.
       333-21289)

10.4   Lease Agreement, First Amendment to Lease, Assignment and Assumption of
       Lease (incorporated by reference to exhibit filed with registrant's registration statement on Form S-1, no. 33-49770)

10.5 Amendment #2 to Lease Agreement, First Amendment to Lease and Assignment and Assumption of Lease. (incorporated by reference to exhibit filed with registrant's report on Form 10-KSB, dated March 31, 1995)

10.6 Lease Agreement re Chesapeake Collection Facility. (incorporated by reference to exhibit filed with registrant's report on Form 10-K dated
       December 31, 1996)

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

10.13 Registration Rights Agreement. (incorporated by reference to exhibit filed with registrant's report on Form 10-Q dated September 30, 1997)

10.14  Receivables Funding and Servicing Agreement relating to First Union
       Warehouse Line (incorporated by reference to exhibit filed with registrant's report on Form 10-K dated December 31, 1997)

10.14a Amendment dated July 17, 1998 to the Receivables Funding and Servicing
       Agreement relating to First Union Warehouse Line (incorporated by reference to exhibit filed with registrant's report on Form 10-Q filed
       August 14, 1998)

10.15  Receivables Transfer Agreement relating to First Union Warehouse Line
       (incorporated by reference to exhibit filed with registrant's report on Form 10-K dated December 31, 1997)

10.16  Residual Interest in Securitizations Revolving Credit and Term Loan
       Agreement dated as of April 30, 1998, between registrant and State Street
       Bank and Trust Company (incorporated by reference to exhibit filed with registrant's report on 10-Q filed 5/15/98)

10.16a Second Amendment Agreement dated November 17, 1998 re: State Street residual interest in Securitizations Revolving Credit and Term Loan
       Agreement (filed herewith)

10.17  Pledge and Security Agreement dated as of April 30, 1998, between the
       Company and State Street Bank and Trust Company (incorporated by reference to exhibit filed with registrant's report on Form 10-Q filed
       May 15, 1998)

10.18  Revolving Credit and Term Note dated April 30, 1998, (the "State Street
       Note") (incorporated by reference to exhibit filed with registrant's report on Form 10-Q filed May 15, 1998)

10.19 Subscription Agreement regarding shares issued in July 1998 (incorporated by reference to exhibit filed with registrant's report on Form 10-Q filed
       August 14, 1998)

10.20  Registration Rights Agreement regarding shares issued in July 1998
       (incorporated by reference to exhibit filed with registrant's report on Form 10-Q filed August 14, 1998)

10.21  Line of Credit Note Issued to Stanwich Financial Services Corp. (the "
       1998 Stanwich Note") (incorporated by reference to exhibit filed with registrant's report on Form 10-K filed March 3, 1998)

10.22  Amended and Restated Motor Vehicle Installment Contract Loan and Security
       Agreement (filed herewith)

10.23  FSA Warrant Agreement dated November 30, 1998 (filed herewith)

10.24 Securities Purchase Agreement dated November 17, 1998 (incorporated by reference to exhibit filed with the statement on Schedule 13D filed with respect to the registrant on November 25, 1988, by Levine Leichtman
       Capital Partners II L.P. and others (the "LLCP report")

10.25 Senior Subordinated Primary Note dated November 17, 1998 (incorporated by reference to exhibit filed with the LLCP report)

10.26  Primary Warrant to purchase 3,450,000 shares of common stock dated
       November 17, 1998 (incorporated by reference to exhibit filed with the LLCP report)

10.27 Investor Rights Agreement dated November 17, 1998 (incorporated by reference to exhibit filed with the LLCP report)

10.28 Registration Rights Agreement dated as of November 17, 1998 (incorporated by reference to exhibit filed with the LLCP report)

10.29 Subordination Agreement dated as of November 17, 1998 re: Stanwich Note and Poole Note (filed herewith)

10.30  Consolidated Registration Rights Agreement dated November 17, 1998 re:
       1997 Stanwich Notes (filed herewith)

23.1   Consent of independent auditors. (filed herewith)

27     Financial Data Schedule. (filed herewith)

99.1   Cautionary Statement.*
----------
* To be filed by amendment

