Form 10-Q
period 1999-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 1999-05-17
CIK 889609

================================================================================
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

                         Commission file number: 1-11416

                        CONSUMER PORTFOLIO SERVICES, INC.
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                                     33-0459135
    (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                       Identification No.)

 16355 LAGUNA CANYON ROAD, IRVINE, CALIFORNIA                   92618
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number:  (949) 753-6800

Former name, former address and former fiscal year, if changed since last report: N/A


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

As of May 14, 1999, the registrant had 18,773,501 common shares outstanding.


--------------------------------------------------------------------------------
================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
             INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999





Part I.  Financial Information

         Item 1. Financial Statements

                  Condensed consolidated balance sheets as of March 31, 1999 and December 31, 1998.

                  Condensed consolidated statements of operations for the three month periods ended March 31, 1999 and 1998.

                  Condensed consolidated statements of cash flows for the three month periods ended March 31, 1999 and 1998.

                  Notes to condensed consolidated financial statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk


Part II. Other Information

         Item 3. Defaults Upon Senior Securities

         Item 6. Exhibits and Reports on Form 8-K


Signatures

Exhibit Index

PART I - FINANCIAL INFORMATION


                             CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       March 31,         December 31,
                                                                   -----------------  -----------------
                                                                          1999               1998
                                                                          ----               ----
ASSETS
Cash                                                               $            382   $          1,940
Restricted cash                                                               1,619              1,619
Contracts held for sale (note 2)                                            307,892            165,582
Servicing fees receivable                                                    11,604             11,148
Residual interest in securitizations (note 3)                               219,545            217,848
Furniture and equipment, net                                                  3,979              4,272
Deferred financing costs                                                      2,669              2,817
Investment in unconsolidated affiliates                                       3,826              4,145
Related party receivables                                                     1,723              3,268
Other assets                                                                 19,773             19,323
                                                                   -----------------  -----------------
                                                                   $        573,012   $        431,962
                                                                   =================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable & accrued expenses                                $         27,095   $          9,267
Warehouse lines of credit                                                   277,632            151,857
Taxes payable                                                                27,498             29,068
Capital lease obligations                                                     1,987              2,132
Notes payable                                                                 3,846              2,557
Residual financing                                                           33,000             33,000
Subordinated debt                                                            65,000             65,000
Related party debt                                                           20,000             20,000
                                                                   -----------------  -----------------
                                                                            456,058            312,881

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized
5,000,000 shares; none issued                                                    --                 --
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; 3,415,000
shares issued; none outstanding                                                  --                 --
Common stock, no par value; authorized
30,000,000 shares; 15,658,501 shares
issued and outstanding at March 31, 1999
and December 31, 1998                                                        52,533             52,533
Retained earnings                                                            64,421             66,548
                                                                   -----------------  -----------------
                                                                            116,954            119,081
                                                                   -----------------  -----------------
                                                                   $        573,012   $        431,962
                                                                   =================  =================


See accompanying notes to condensed consolidated financial statements

                             CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                   ------------------------------------

                                                                         1999               1998
                                                                         ----               ----
REVENUES:
Gain (loss) on sale of contracts, net (note 4)                     $         (1,560)  $         10,245
Interest income (note 5)                                                     14,601              9,071
Servicing fees                                                                7,918              5,096
Other income (loss)                                                            (135)               370
                                                                   -----------------  -----------------
                                                                             20,824             24,782
                                                                   -----------------  -----------------

EXPENSES:
Employee costs                                                                8,244              5,397
General and administrative                                                    5,756              4,532
Interest                                                                      7,268              3,915
Marketing                                                                     1,882                448
Occupancy                                                                       710                481
Depreciation and amortization                                                   533                332
Related party consulting fees                                                    98                 19
                                                                   -----------------  -----------------
                                                                             24,491             15,124
                                                                   -----------------  -----------------
Income (loss) before income taxes                                            (3,667)             9,658
Income taxes                                                                 (1,540)             4,055
                                                                   -----------------  -----------------
Net income (loss)                                                  $         (2,127)  $          5,603
                                                                   =================  =================


Earnings (loss) per share (note 6):
  Basic                                                            $          (0.14)  $           0.37
  Diluted                                                          $          (0.14)  $           0.34

Number of shares used in computing
earnings per share (note 6):
  Basic                                                                      15,659             15,210
  Diluted                                                                    15,659             16,628


See accompanying notes to condensed consolidated financial statements


               Consumer Portfolio Services, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             -------------------------------------
                                                                                   1999                1998
                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $         (2,127)   $          5,603
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                                        533                 332
     Amortization of NIRs                                                              10,270               4,952
     Amortization of deferred financing costs                                             148                  81
     Provision for credit losses                                                        1,378               2,537
     NIR gains recognized                                                                  --             (10,750)
     Equity net (income) loss in unconsolidated affiliates                                319                (216)
     Net deposits into trusts                                                         (11,967)             (9,577)
     Changes in assets and liabilities:
       Purchases of contracts held for sale                                          (158,186)           (254,189)
       Liquidation of contracts held for sale                                          14,498             192,819
       Net change in warehouse lines of credit                                        125,775              54,786
       Other assets                                                                    (1,129)             (1,783)
       Accrued taxes and expenses                                                      16,258              11,971
                                                                             -----------------   -----------------
          Net cash used in operating activities                                        (4,230)             (3,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Related party receivables                                                               (2)               (157)
   Repayment of related party receivables                                               1,547               2,114
   Investment in unconsolidated affiliate                                                  --                 (65)
   Purchases of furniture and equipment                                                   (17)               (528)
                                                                             -----------------   -----------------
          Net cash provided by investing activities                                     1,528               1,364

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of notes payable                                                            1,395                 990
   Repayment of capital lease obligations                                                (145)               (154)
   Repayment of notes payable                                                            (106)               (229)
   Exercise of options and warrants                                                        --                 500
                                                                             -----------------   -----------------
          Net cash provided by financing activities                                     1,144               1,107

                                                                             -----------------   -----------------
Decrease in cash                                                                       (1,558)               (963)

Cash at beginning of period                                                             1,940               1,745
                                                                             -----------------   -----------------
Cash at end of period                                                        $            382    $            782
                                                                             =================   =================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                                             $          6,969    $          3,546
        Income taxes                                                         $             32    $            200

Supplemental disclosure of non-cash investing and
  financing activities:
      Furniture and equipment acquired through capital leases                $             --    $            351



See accompanying notes to condensed consolidated financial statements

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three month period ended March 31, 1999, are not necessarily indicative of the operating results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alton Receivables Corp., CPS Receivables Corp., CPS Marketing, Inc., CPS Funding Corp., and CPS Warehouse Corp. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp., LINC Acceptance Company, LLC and CPS Leasing, Inc., each of which is 80% owned by the Company. All significant intercompany transactions and balances have been eliminated. Investments in affiliates that are not majority owned are reported using the equity method. During the three month period ended March 31, 1999, the Company terminated all operations of SAMCO.

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

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF CONTRACTS

         The Company purchases Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased materially in 1998 and have recently been decreased. See note 7 - "Liquidity".

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

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

       In future periods, the Company could recognize additional revenue from the Residuals if the actual performance of the Contracts were to be better than the original estimate, or the Company could increase the estimated fair value of the Residuals. If the actual performance of the Contracts were to be worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. Due to the inherent uncertainty of the future performance of the underlying Contracts, the Company during 1998, established a $7.8 million allowance for losses on the Residuals which did not change during the three month period ended March 31, 1999.

 (2)  CONTRACTS HELD FOR SALE

         The following table presents the components of Contracts held for sale:

                                                                             March 31,         December 31,
                                                                               1999                1998
                                                                         ----------------    ----------------
                                                                                    (in thousands)
Gross receivable balance............................................     $       333,553     $       183,876

Unearned finance charges............................................             (15,757)            (10,949)

Deferred acquisition fees and discounts.............................              (7,584)             (4,594)

Allowance for credit losses.........................................              (2,320)             (2,751)
                                                                         ----------------    ----------------
Net contracts held for sale.........................................     $       307,892     $       165,582
                                                                         ================    ================

(3)  RESIDUAL INTEREST IN SECURITIZATIONS

         The following table presents the components of the residual interest in securitizations:

                                                                             March 31,         December 31,
                                                                               1999                1998
                                                                         ----------------    ----------------
                                                                                    (in thousands)
Cash, commercial paper, US government securities and other
  qualifying investments (Spread Account)...........................     $       141,154     $       130,394

NIRs................................................................              44,530              54,800

OC accounts.........................................................              33,099              31,836

Funds held by investor .............................................                 500                 480

Investments in subordinated certificates............................                 262                 338
                                                                         ----------------    ----------------
Residual interest in securitizations:...............................     $       219,545     $       217,848
                                                                         ================    ================

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The following table presents the activity of the NIRs:

                                                                              Three Months Ended March 31,
                                                                         ------------------------------------
                                                                               1999                1998
                                                                         ----------------    ----------------
                                                                                    (in thousands)
Balance, beginning of period........................................     $        54,800     $        45,112

NIR gains recognized................................................                  --              10,750

Amortization of NIRs ...............................................             (10,270)             (4,952)
                                                                         ----------------    ----------------
Balance, end of period..............................................     $        44,530     $        50,910
                                                                         ================    ================

       The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                             March 31,         December 31,
                                                                               1999                1998
                                                                         ----------------    ----------------
                                                                                    (in thousands)
Undiscounted estimated credit losses.................................    $       140,821     $       169,110
                                                                         ================    ================
Servicing subject to recourse provisions.............................    $     1,219,246     $     1,362,801
                                                                         ================    ================
Undiscounted estimated credit losses as percentage of servicing
subject to recourse provisions.......................................             11.55%              12.41%
                                                                         ================    ================

(4)  GAIN (LOSS) ON SALE OF CONTRACTS

         The following table presents components of net gain (loss) on sale of
Contracts:

                                                                              Three Months Ended March 31,
                                                                         ------------------------------------
                                                                               1999                1998
                                                                         ----------------    ----------------
                                                                                    (in thousands)
NIRs gains recognized................................................    $            --     $        10,750

Deferred acquisition fees and discounts..............................                 --               2,925

Expenses related to sales............................................               (182)               (893)

Provision for credit losses..........................................             (1,378)             (2,537)
                                                                         ----------------    ----------------
Net gain (loss) on sale of contracts.................................    $        (1,560)    $        10,245
                                                                         ================    ================

(5)  INTEREST INCOME

         The following table presents the components of interest income:

                                                                              Three Months Ended March 31,
                                                                         ------------------------------------
                                                                               1999                1998
                                                                         ----------------    ----------------
                                                                                    (in thousands)

Interest on Contracts held for sale..................................    $        12,659     $         7,838

Residual interest income.............................................             12,212               6,185

Amortization of NIRs.................................................            (10,270)             (4,952)
                                                                         ----------------    ----------------
Net interest income..................................................    $        14,601     $         9,071
                                                                         ================    ================

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)  EARNINGS (LOSS) PER SHARE

         Diluted loss per share for the three month period ending March 31, 1999, was calculated using the weighted average number of shares outstanding for the related period. Diluted earnings per share for the three month period ending March 31, 1998, was calculated using the weighted average number of diluted common shares outstanding including common stock equivalents which consist of certain outstanding dilutive stock options and warrants and incremental shares attributable to conversion of certain subordinated debt. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three month period ending March 31, 1999 and 1998:

                                                                              Three Months Ended March 31,
                                                                         ------------------------------------
                                                                               1999                1998
                                                                         ----------------    ----------------
                                                                                    (in thousands)

 Weighted average number of common shares outstanding during the period
   used to compute basic earnings per share...........................            15,659              15,210
Incremental common shares attributable to exercise of outstanding
   options and Warrants...............................................                --                 673
Incremental common shares attributable to conversion of subordinated
   debt...............................................................                --                 745
                                                                         ----------------    ----------------
Number of common shares used to compute diluted earnings (loss) per
   share..............................................................            15,659              16,628
                                                                          ===============    ================

         If the anti dilutive effects of common stock equivalents were not considered, additional shares included in diluted loss per share calculation for the three month period ended March 31, 1999, would have included an additional
2.2 million from outstanding stock options and warrants and an additional 2.4 million from incremental shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 20.2 million diluted shares.


(7)      LIQUIDITY

         The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities are amounts borrowed under its various warehouse lines, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments on Contracts held for sale, interest earned on Contracts held for sale, and releases of cash from Spread Accounts. The Company's primary uses of cash are the purchases of Contracts, repayment of amounts borrowed under its various warehouse lines, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts and income taxes. As a result, the Company is dependent on its warehouse lines of credit to purchase Contracts and on the availability of additional capital in order to finance its continued operations. If the Company's warehouse lenders decided to terminate or not to renew these credit facilities with the Company, or if additional capital were to be unavailable, the loss of borrowing capacity or unavailability of such capital would have a material adverse effect on the Company's results of operations unless the Company found suitable alternative sources.

         The Servicing Agreements call for the requisite levels of the various Spread Accounts to increase if the related receivables experience delinquencies, repossessions or net losses in excess of certain predetermined levels. At March 31, 1999, 18 of the Company's 21 securitized pools were at higher than original requisite levels due to the delinquency, repossession or net loss performance of 16 of the 21 securitized pools. Such Spread Account balances therefore included approximately $34.8 million more than would have been required at the original requisite levels. The higher requisite Spread Account levels ranged from 30% to 100% of the related outstanding balance of the securitized pools. In April 1999, the Company entered into an amendment with the Certificate Insurer of the Company's asset-backed securities to cap the amount of cash retained in the Spread Accounts at 21% of the outstanding securities balance for 19 of the Company's 21 securitized pools. The effectiveness of the amendment is contingent upon approval of certain subordinated Certificateholders. This new cap on the Spread Accounts described above is expected to provide cash flows to the Company during 1999. The amendment is subject to certain performance measures that may result in an increase in the cap from 21% to 25%. There can be no assurance that such cash flows will occur. In addition to requiring higher Spread Account levels, the Servicing Agreements provide the Certificate Insurer with certain other rights and remedies, which have been waived on a monthly basis by the Certificate Insurer.

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         On April 15, 1999, the Company issued $5.0 million of subordinated promissory notes to an affiliate of Levine Leichtman Capital Partners, Inc., ("LLCP") and received proceeds (net of $250,000 of capitalized issuance costs) of approximately $4.75 million. The debt includes certain covenants, one of which is the agreement by by Stanwich Financial Services Corp ("SFSC"), an affiliate of the chairman of the Company's board of directors, to provide additional capital to the Company of $15.0 million during 1999. SFSC's commitment in turn has been collateralized by certain assets pledged by the chairman of the Company's board of directors and the president of the Company. Additionally, the $5.0 million has been personally guaranteed by the chairman of the Company's board of directors and the president of the Company.

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

         In the event the Company incurs a net loss in two consecutive quarters it would be in default of its agreements for the Residual Line. Unless waived by the lender, the default could result in acceleration of the Residual Line and a cross default on the Warehouse Lines. The lender would receive any releases from Spread Account to retire outstanding principal and interest. The Company believes that the lender would waive the default. Provided that the lender does waive such default, the Company believes that cash flows from operations would be sufficient to fund its obligations as they become due and payable. There can be no assurance, however, that lender would waive the default or that other cash flows will be sufficient to fund the Company's operations.

                        CONSUMER PORTFOLIO SERVICES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Consumer Portfolio Services, Inc. (the "Company") and its subsidiaries primarily engage in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the Unites States. In recent months, the Company has suspended its solicitation of Contract purchases in 27 states, and as of the date of this report is active in 22 states. There can be no assurance as to resumption of Contract purchasing activities in other states. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

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

         The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Servicing Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Servicing Agreements. Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals. Such balances are generally defined as percentages of the principal amount remaining unpaid on the Certificates.

         The annual percentage rate ("APR") payable on the Contracts is significantly greater than the rates payable on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effect of trends in the industry. The Company has used a constant prepayment estimate of approximately 4% per annum. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the residuals, the Company estimates that losses as a percentage of the original principal balance will total approximately 14% cumulatively over the lives of the related Contracts.

         In future periods, the Company could recognize additional revenue from the Residuals if the actual performance of the Contracts were to be better than the original estimate, or the Company could increase the estimated fair value of the Residuals. If the actual performance of the Contracts were to be worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. Due to the inherent uncertainty of the future performance of the underlying Contracts, the Company has established a provision for future losses on the Residuals.

         The structure described above is applicable to securitization transactions conducted at least once quarterly from June 1994 through December 1998. The Company did not sell any Contracts in securitization transactions in the first quarter of 1999, and there can be no assurance as to when it will next sell Contracts using the structure described above.

                        CONSUMER PORTFOLIO SERVICES, INC.

RESULTS OF OPERATIONS

The three month period ended March 31, 1999 compared to the three month period ended March 31, 1998
------------------------------------------------------------------------------

         REVENUES. During the three months ended March 31, 1999, revenues decreased $4.0 million, or 16.0%, compared to the three month period ended March 31, 1998. Gain on sale of Contracts decreased by $11.8 million, or 115.2%, from a $10.2 million gain on sale in the first quarter of 1998 to a $1.6 million loss in the first quarter of 1999. Although no Contracts were sold in the quarter, expenses of approximately $182,000 were incurred related to previous securitization transactions, including the amortization of a warrant issued to the Certificate Insurer in November 1998. In addition, for the three month period ended March 31, 1999 and 1998, the Company charged against gain on sale $1.4 million and $2.5 million, respectively, of provision for losses on Contracts held for sale.

         Interest income increased by $5.5 million, or 61.0%, and represented 70.0% of total revenues for the three month period ended March 31, 1999. The increase is primarily due to an increase in the average aggregate balance of Contracts held for sale, and thus earning interest, during the three month period ended March 31, 1999, compared to the same period in the prior year. That increase in average aggregate balance, in turn, was due primarily to the Company's not having sold any Contracts in the first quarter of 1999.

         Servicing fees increased by $2.8 million, or 55.4%, and represented 38.0% of total revenues. The increase in servicing fees is due to the increase in the servicing portfolio. As of March 31, 1999, the Company was earning servicing fees on 119,699 sold Contracts with aggregate outstanding principal balances approximating $1,219.2 million, compared to 87,833 Contracts with aggregate outstanding principal balances approximating $935.7 million as of March 31, 1998. In addition to the $1,219.2 million in sold Contracts, on which servicing fees were earned, the Company was holding for sale and servicing an additional $321.2 million in Contracts, for an aggregate total servicing portfolio of $1.5 billion. The Company expects a decline in the outstanding servicing portfolio during 1999, and a comparable decrease in servicing fees.

         EXPENSES. During the three month period ended March 31, 1999, operating expenses increased $9.4 million, or 61.9%, compared to the three month period ended March 31, 1998. Employee costs increased by $2.8 million, or 52.8%, and represented 33.7% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the increase in the Company's servicing portfolio, to increases in the cost of fringe benefits provided to employees, and to certain increases in salaries of existing staff. General and administrative expenses increased by $1.2 million, or 27.0% and represented 23.5% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of increases in the Company's servicing portfolio.

         Interest expense increased $3.4 million, or 85.6%, and represented 29.7% of total operating expenses. The increase is due primarily to the increase in average aggregate borrowings incurred to hold Contracts for sale and to increases in the interest rates payable with respect to such borrowings. See "Liquidity and Capital Resources." The increase is also due in part to the interest paid on an additional $30.0 million in subordinated debt securities and $33.0 million of senior secured debt, all of which was issued by the Company at various times after March 31, 1998, and all of which was outstanding throughout the first quarter of 1999.

         The Company expects to purchase and hold for sale fewer Contracts in 1999 than it did in 1998, which would be expected to result in a decrease in interest earned on Contracts held for sale, and a decrease in interest expense incurred. Furthermore, the Company plans to terminate one of its two warehouse lines of credit (discussed below), which may result in an increase in the average effective interest rate at which the Company borrows to finance purchases of Contracts held for sale.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities are amounts borrowed under its various warehouse lines, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments of principal and interest on Contracts held for sale, and releases of cash from Spread Accounts. The Company's primary uses of cash are the purchases of Contracts, repayment of amounts borrowed under its various warehouse lines, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread

                        CONSUMER PORTFOLIO SERVICES, INC.

Accounts and income taxes. As a result, the Company is dependent on its warehouse lines of credit to purchase Contracts, and on the availability of capital from outside sources in order to finance its continued operations. If the Company's warehouse lenders decided to terminate or not to renew any of these credit facilities with the Company, or if other capital were to be unavailable, the loss of borrowing capacity or the unavailability of capital would have a material adverse effect on the Company's results of operations unless the Company found a suitable alternative source or sources.

         Net cash used in operating activities was $4.2 million during the three month period ended March 31, 1999, compared to $3.4 million for the three month period ended March 31, 1998. Net cash deposited into trusts was $12.0 million, an increase of $2.4 million, or 25.0%, over net cash deposited into trusts in the three month period ended March 31, 1998.

         On a day-to-day basis, the Company funds its purchases of Contracts from Dealers by drawing on either of two warehouse lines of credit (collectively referred to as the "Warehouse Lines"), and pledges the purchased Contracts to one or the other warehouse lender. The amount borrowed under the Warehouse Lines increases until the Company sells the pledged Contracts, at which time the majority of the proceeds of the sale are used to pay down the related balance of the Warehouse Lines. Securitization transactions have been completed on approximately a quarterly basis from June 1994 through December 1998, but the Company has not sold Contracts in a securitization transaction since December 1998, and there can be no assurance as to when the Company next will sell Contracts or the terms of any such sale. The amount of Contracts the Company can hold for sale prior to their sale is limited by its available cash and the Warehouse Lines, which as currently structured permit borrowings of up to a maximum total of $300.0 million.

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

         Under one of the Company's two Warehouse Lines, an affiliate of First Union National Bank lends to the Company, with the loans funded by commercial paper issued by that affiliate, and secured by Contracts pledged periodically by the Company. The First Union line has a maximum lending amount of $200.0 million, will terminate no later than July 16, 1999, and may terminate earlier. See "Defaults on Senior Securities" in this report. Under the Company's second warehouse line of credit, the Company borrows from General Electric Capital Corporation ("GECC"). The GECC line was entered into in November 1998, and replaced a prior line of credit arrangement under which an affiliate of GECC lent money to the Company in a structure similar to that of the First Union line. The GECC line has an aggregate maximum lending amount of $100.0 million, and will terminate on November 30, 1999, unless renewed. The two lines together had an outstanding balance of $277.6 million at March 31, 1999, as compared to $151.9 million at December 31, 1998. The Company uses the two Warehouse Lines in tandem, pledging specific Contracts to each lender alternatively.

         The amount of cash that the Company needs for daily operations is most heavily dependent on (i) its level of Contract purchases, and (ii) the amount that the Company may borrow under its Warehouse Lines, secured by the Contracts purchased. The First Union Line allows the Company to borrow a varying percentage (not in excess of 95%) of Contract balances, depending on the performance of Contracts pledged to that lender. The advance rate under the First Union Line decreased during 1998 to an average of approximately 91% in the fourth quarter, and remained at 91% for the first quarter of 1999. However, the advance rate has decreased during the second quarter to 90%. The Company has no expectation that it will be able to borrow at a higher advance rate with respect to Contracts pledged to the First Union Line in the immediate future. The GECC Line (entered into in November 1998) allows the Company to borrow no more than 88% of the principal amount of the pledged Contracts.

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

                        CONSUMER PORTFOLIO SERVICES, INC.

         During the three month period ended March 31, 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts, compared to $6.5 million used during the three month period ended March 31, 1998. During 1998, the cash required for initial Spread Account deposits was significantly increased from 3.5% in the prior year's transactions to 8.0% in the transaction completed in the third quarter of 1998, with an additional credit enhancement of 2.0% over-collateralization. The Company subsequently reached an agreement, discussed below, that allowed a reduced initial cash deposit of 3.0% in the Company's fourth quarter 1998 securitization transaction. Cash used for subsequent deposits to Spread Accounts for the three month period ended March 31, 1999, was $12.5 million, a decrease of $456,000, or 3.5%, over cash used for subsequent deposits to Spread Accounts in the three month period ended March 31, 1998. Such subsequent deposits into Spread Accounts in the first quarter of 1999 include $1.3 million of cash used to pay down certain senior series of Certificates to create excess collateral in an over-collateralization account. Cash released from Spread Accounts for the three month period ended March 31, 1999, was $577,000, a decrease of $9.4 million, or 94.2%, over cash released from Spread Accounts in the three month period ended March 31, 1998. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

         As of March 31, 1999, 16 of the 21 Trusts incurred cumulative net losses as a percentage of the original contract balance in excess of the predetermined levels specified in the respective Servicing Agreements. Accordingly, pursuant to the Servicing Agreements, the specified credit enhancement levels were increased. As a result of this and certain cross collateralization arrangements, excess cash flows that would otherwise have been released to the Company were retained in the Spread Accounts to bring the balance of those Spread Accounts up to a higher level. Funding such balance increases has materially increased the Company's capital requirements. In addition to requiring higher Spread Account levels, the Servicing Agreements provide the Certificate Insurer with certain other rights and remedies, which have been waived on a monthly basis by the Certificate Insurer. Due to the increase in the Spread Account requirements, there have been no significant releases of cash from the Trusts since June 1998. As a result, approximately $34.8 million of cash flows were delayed and retained in the Spread Accounts as of March 31, 1999. The higher requisite Spread Account levels ranged from 30% to 100% of the related outstanding balance of the securitized pools. In April 1999, the Company entered into an amendment with the Certificate Insurer of the Company's asset-backed securities to cap the amount of cash retained in the Spread Accounts at 21% of the outstanding securities balance for 19 of the Company's 21 securitized pools. The agreement is subject to certain performance measures that may result in an increase in the maximum level to 25% of the outstanding principal balance of the securities. The effectiveness of the amendment is contingent upon approval of certain subordinated Certificateholders. As of April 30, 1999, the aggregate Spread Account balance of the related 19 securitized pools was 16.8% of the outstanding principal balance of the securities.

         Due to the Company's continuing purchases of Contracts and the need to fund Spread Accounts when those Contracts are sold in securitization transactions, the Company has a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases, the required level of initial Spread Account deposits, and the extent to which the Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. As noted above, the absence of any significant releases of cash from Spread Accounts since June 1998, together with the reduction in advance rates available to the Company under its Warehouse Lines, has materially increased the Company's capital requirements. To reduce its capital requirements and to meet those requirements, the Company in November 1998 began to implement a three-part plan: the plan includes (i) issuance of debt and equity securities, (ii) agreements with the Certificate Insurer to reduce the level of initial Spread Account deposits, and to reduce the maximum levels of the Spread Accounts, and (iii) a reduction in the rate of Contract purchases.

         As the first step in the plan, the Company in November 1998 and April 1999, issued $25.0 million and $5.0 million, respectively, of subordinated promissory notes (aggregately the "LLCP Notes"), to LLCP due 2004, and bearing interest at the rate of 14.5% per annum. Net proceeds received from the issuances were approximately $28.5 million. In conjunction with the LLCP Notes, the Company issued warrants to purchase up to 4,450,000 shares of common stock at $0.01 per share, 3,115,000 of which were exercised in April 1999. The effective cost of this new capital represents a material increase in the cost of capital to the Company. As part of the agreements of the LLCP Notes, are agreements by Stanwich Financial Services Corp. ("SFSC") to purchase an additional $15.0 million of notes, and of the Company to sell such notes. The chairman and the president of the Company are the principal shareholders of SFSC, and the Company's chairman is the chief executive officer of SFSC. The terms of such additional notes are to be not less favorable to the Company than
(i) those that would be available in a transaction with a non-affiliate, and
(ii) those applicable to the LLCP Notes. Sale of such additional notes would likely therefore involve some degree of equity participation, which could be dilutive to other holders of the Company's common stock. SFSC's commitment in turn has been collateralized by certain assets pledged by the chairman of the Company's board of directors and the president of the Company. Additionally, $5.0 million of the LLCP Notes have been personally guaranteed by the chairman of the Company's board of directors and the president of the Company.

                        CONSUMER PORTFOLIO SERVICES, INC.

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

         As a third part of its plan, the Company reduced its planned level of Contract purchases initially to not more than $200.0 million per quarter beginning November 1998. In the first quarter of 1999, the Company purchased $158.0 million of Contracts. During the second quarter of 1999, Contract purchases have been further reduced and are expected not to exceed $100.0 million for the quarter. Such reductions in Contract purchases will reduce materially the Company's capital requirements.

         The inability to sell Contracts in a securitization transaction in the first quarter of 1999 has made it necessary for the Company to seek other means of selling the Contracts that it currently holds for sale. Alternatives being considered by the Company include various securitization structures, unsecuritized sale of Contracts, or perhaps, some combination of both alternatives. The Company expects that if an unsecuritized sale of Contracts is completed on a servicing-released basis, a loss on sale of such Contracts would be incurred, which may result in the Company's reporting a loss for the second quarter of 1999. The Company has entered into a letter of intent regarding a proposed sale in the second quarter of up to $300.0 million of the Company's Contracts on an unsecured basis, servicing-released. Such a sale would be at a price in excess of the blended warehouse line advance rates applicable to the Contracts to be sold, but slightly less than the Company's cost basis in such Contracts. Accordingly, such a transaction (as to which there can be no assurance) would result in the Company's (i) recording a loss on such sale, and
(ii) receiving net cash. Recording such a loss may result in the Company reporting a loss for the second quarter. Cash received in such a transaction would be applied to meet in part the Company's liquidity and capital requirements identified herein. If the Company were to incur a loss for the second quarter of 1999 it would be in default under its agreements regarding the Residual Line. Unless waived by the lender, the default could result in acceleration of the indebtedness under the Residual Line and a cross default on the Warehouse Lines. The lender would receive any releases from Spread Accounts to retire outstanding principal and interest. The Company believes that the lender would waive such a default. In the event the lender does not waive the default, the Company believes that cash flow from operations would be sufficient to fund its obligations as they become due and payable. There can be no assurance, however, that the lender would waive the default or that other cash flows would be sufficient to fund the Company's operations.

         The Company is also exploring additional financing possibilities, focussing on issuance of additional secured debt. Although such explorations have involved discussions with, and expressions of interest from, various investment banks, there can be no assurance that any such transactions will take place.

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

                        CONSUMER PORTFOLIO SERVICES, INC.

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

         At this time, the risks associated with the Company's Year 2000 issues, both internally and as related to third party business partners and suppliers are not completely known. Through the Company's plan of analysis and identification, it expects to identify substantially all of its Year 2000 related risks. Although the risks have not been completely identified, the Company believes that the most realistic worst case scenario would be that the Company would suffer from full or intermittent power outages at some or all of its locations. Depending upon the locations affected and estimated duration, this would entail recovery of the main application server systems at other locations and or move to manual processes. Manual processes have been developed as part of the overall contingency plan. In relation to this, complete system data dumps are scheduled to take place prior to the millennium date change to ensure access to all Company mission critical data should any system not be accessible for any reason.

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q contains certain "forward-looking statements," including, without limitation, the statements to the effect that (i) the cap on Spread Account levels is expected to provide cash flows to the Company in 1999,
(ii) the Company expects to use the balance of its Certificate Insurer's commitment in the Company's next securitization transaction, (iii) the Company may sell Contracts on a servicing-released basis in a transaction that would yield cash, and (iv) the lenders under its Residuals Line may waive a default occasioned by two consecutive quarterly losses. That the cap on Spread Account levels would provide cash flows to the Company in 1999 is dependent on the consent of certain holders of subordinated interest in the related securitization trusts, and on the performance of the receivables included in such trusts. Such holders may give or withhold such consent in their discretion, and may or may not agree that is in their best interest to do so. The performance of the receivables in the trusts is dependent on various factors, including their inherent credit quality and the effectiveness of the Company's collection efforts. The Company's liquidity shortage identified herein could impair the effectiveness of its collection efforts. Although the Company expects to use the balance of its Certificate Insurer's commitment in the Company's next securitization transaction, there can be no assurance that the Company will have the liquidity or capital resources to enable it to post the reserves required for credit enhancement of such a transaction, or that the securitization markets will be receptive at the time that the Company seeks to engage in such a transaction. Although the Company expects to sell up to $300.0 million of Contracts, servicing-released, in a transaction that would release cash to the Company, no definitive agreements relating to such a transaction have been executed. The prospective purchaser might decline to purchase any Contracts, in its discretion, or the Company and the purchaser might be unable to reach mutually acceptable terms. Although the lenders under the Company's Residuals Line may agree to waive any default, including a default occasioned by two consecutive quarterly losses, their decision whether or not to waive acceleration of the entire balance will be determined by their evaluation of their own interest, and there can be no assurance that any such waivers will be granted.

         In addition to the statements identified above, descriptions of the Company's business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding the future activities and results of operations of the Company. Actual results may be adversely affected by various factors including the following: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated; changes in interest rates, adverse changes in the market for securitized receivables pools, or a substantial lengthening of the Company's warehousing period, each of which could restrict the Company's ability to obtain cash for new Contract originations and purchases; increases in the amounts required to be set aside in Spread Accounts or to be expended for other forms of credit enhancement to support future securitizations; the reduction or unavailability of warehouse lines of credit which the Company uses to accumulate Contracts for securitization transactions; increased competition from other automobile finance sources; reduction in the number and amount of acceptable Contracts submitted to the Company by its automobile Dealer network; changes in government regulations affecting consumer credit; and other economic, financial and regulatory factors beyond the Company's control.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                        CONSUMER PORTFOLIO SERVICES, INC.

PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company has been in default of its First Union Warehouse Line, its LLCP Debt, and its Residual Line. All of such defaults have been waived or cured.

         The Company went into default on its LLCP Debt on January 1, 1999, when it failed to obtain, by December 31, 1998, repayment of approximately $2.1 million owed to it by Nab Asset Corp., by reason of cross-default provisions in the Residual Line, GECC Warehouse Line and the First Union Warehouse Line, such other indebtedness was also placed in default.

         All of such defaults were waived concurrently with Company's issuance of $5.0 million of new 14.50% Senior Subordinated Notes to LLCP on April 15, 1999.

         The Company is also in default under the First Union Warehouse Line due to its not having sold Contracts since December 1998. Among the terms of the First Union Warehouse line is a requirement that any Contract pledged to secure borrowings thereunder not have been pledged in excess of 180 days. Certain Contracts that the Company acquired prior to its December 1998 securitization, which were not included in that transaction, have been pledged in the First Union Warehouse Line for in excess of 180 days, causing such Contracts to become ineligible as collateral, and thus causing the amount outstanding under the line to exceed the amount that is deemed properly secured. Such default has been waived in consideration of payment of certain fees and modification of other terms of the First Union Warehouse Line.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)      The following exhibits are filed as a part of this report.

10.31 First Amendment dated as of April 15, 1999, to Securities Purchase Agreement dated as of November 17, 1998, between the Company and Levine Leichtman Capital Partners II, L.P. ("LLCP"). (said Securities Purchase Agreement, as amended, is referred to below as the "Amended SPA")*
10.32 Senior Subordinated Primary Note in the principal amount of $25,000,000, as amended and restated pursuant to the Amended SPA.*
10.33 Primary Warrant to Purchase 3,115,000 Shares of Common Stock, as amended and restated pursuant to the Amended SPA.*
10.34 Securities Purchase Agreement dated as of April 15, 1999, between the Company and LLCP.*
10.35     Senior Subordinated Note in the principal amount of $5,000,000.*
10.36     Warrant to Purchase 1,335,000 Shares of Common Stock.*
10.37 First Amendment to Investors Rights Agreement, dated as of April 15, 1999, by and among LLCP, the Company, Charles E. Bradley, Sr., Charles
          E. Bradley, Jr. and Jeffrey P. Fritz.*
10.38 First Amendment to Registration Rights Agreement, dated as of April 15, 1999, between LLCP and the Company.*
10.39 Investment Agreement and Continuing Guaranty, dated as of April 15, 1999, by and among LLCP, the Company, Charles E. Bradley, Sr., Charles
          E. Bradley, Jr. and Stanwich Financial Services Corp., a Rhode Island corporation.*
27        Financial Data Schedule
* Incorporated by reference to an exhibit filed with the amended statement on Schedule 13D filed by LLCP and others on April 21, 1999.

        (b) During the quarter for which this report is filed, the Company filed three reports on Form 8-K. Such reports were dated January 15, February 15, and March 15, 1999. Each was filed solely to include as an exhibit thereto, Item 7, the Company's monthly Servicer Report with respect to certain securitization trusts. The assets of such trusts consist of automotive receivables serviced by the Company. No financial statements were filed with any of such reports.

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


                                      Consumer Portfolio Services, Inc.
                                      (Registrant)



    Date:  May 17, 1999               /s/  Charles E. Bradley, Jr.
                                    --------------------------------------------
                                    Charles E. Bradley, Jr.
                                    Director, President, Chief Executive Officer
                                    (Principal Executive Officer)



    Date:  May 17, 1999               /s/  Jeffrey P. Fritz
                                    --------------------------------------------
                                    Jeffrey P. Fritz
                                    Chief Financial Officer
                                    (Principal Financial Officer )

EXHIBIT INDEX

10.31 First Amendment dated as of April 15, 1999, to Securities Purchase Agreement dated as of November 17, 1998, between the Company and Levine Leichtman Capital Partners II, L.P. ("LLCP"). (said Securities Purchase Agreement, as amended, is referred to below as the "Amended SPA")*
10.32 Senior Subordinated Primary Note in the principal amount of $25,000,000, as amended and restated pursuant to the Amended SPA.*
10.33 Primary Warrant to Purchase 3,115,000 Shares of Common Stock, as amended and restated pursuant to the Amended SPA.*
10.34 Securities Purchase Agreement dated as of April 15, 1999, between the Company and LLCP.*
10.35     Senior Subordinated Note in the principal amount of $5,000,000.*
10.36     Warrant to Purchase 1,335,000 Shares of Common Stock.*
10.37 First Amendment to Investors Rights Agreement, dated as of April 15, 1999, by and among LLCP, the Company, Charles E. Bradley, Sr., Charles
          E. Bradley, Jr. and Jeffrey P. Fritz.*
10.38 First Amendment to Registration Rights Agreement, dated as of April 15, 1999, between LLCP and the Company.*
10.39 Investment Agreement and Continuing Guaranty, dated as of April 15, 1999, by and among LLCP, the Company, Charles E. Bradley, Sr., Charles
          E. Bradley, Jr. and Stanwich Financial Services Corp., a Rhode Island corporation.*
27        Financial Data Schedule
* Incorporated by reference to an exhibit filed with the amended statement on Schedule 13D filed by LLCP and others on April 21, 1999.