Form 10-Q/A
period 1999-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 1999-05-21
CIK 889609

================================================================================
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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

Number of shares used in computing
earnings (loss) per share (note 6):
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

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         On April 15, 1999, the Company issued $5.0 million of subordinated promissory notes to an affiliate of Levine Leichtman Capital Partners, Inc., ("LLCP") and received proceeds (net of $250,000 of capitalized issuance costs) of approximately $4.75 million. The debt includes certain covenants, one of which is the agreement by Stanwich Financial Services Corp ("SFSC"), an affiliate of the chairman of the Company's board of directors, to provide additional capital to the Company of $15.0 million during 1999. SFSC's commitment in turn has been collateralized by certain assets pledged by the chairman of the Company's board of directors and the president of the Company. Additionally, the $5.0 million has been personally guaranteed by the chairman of the Company's board of directors and the president of the Company.

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

         All of such defaults were waived concurrently with the Company's issuance of $5.0 million of new 14.50% Senior Subordinated Notes to LLCP on April 15, 1999.

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