Form 10-Q
period 1999-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 1999-08-23
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x / No / /

As of August 20, 1999, the registrant had 20,107,501 common shares outstanding.

================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999


Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed consolidated balance sheets as of June 30, 1999 and December 31, 1998.

                 Condensed consolidated statements of operations for the three and six month periods ended June 30, 1999 and 1998.

                 Condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998.

                 Notes to condensed consolidated financial statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk


Part II.  Other Information

         Item 1. Legal Proceedings

         Item 3. Defaults Upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security holders

         Item 6. Exhibits and Reports on Form 8-K


Signatures

Exhibit Index

PART I - FINANCIAL INFORMATION

                           CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                        June 30,           December 31,
                                                                 -------------------- --------------------
                                                                          1999                 1998
                                                                          ----                 ----
ASSETS
Cash                                                             $               899  $             1,940
Restricted cash                                                                1,619                1,619
Contracts held for sale (note 2)                                              90,851              165,582
Servicing fees receivable                                                      5,830               11,148
Residual interest in securitizations (note 3)                                220,378              217,848
Furniture and equipment, net                                                   3,663                4,272
Deferred financing costs                                                       2,819                2,817
Investment in unconsolidated affiliates                                        2,154                4,145
Related party receivables                                                      1,031                3,268
Other assets                                                                  31,433               19,323
                                                                 -------------------- --------------------
                                                                 $           360,677  $           431,962
                                                                 ==================== ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable & accrued expenses                              $            18,365  $             9,267
Warehouse line of credit                                                      72,801              151,857
Taxes payable                                                                 22,471               29,068
Capital lease obligation                                                       1,839                2,132
Notes payable                                                                  3,644                2,557
Residual financing                                                            31,625               33,000
Subordinated debt                                                             70,000               65,000
Related party debt                                                            20,000               20,000
                                                                 -------------------- --------------------
                                                                             240,745              312,881

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                                        --                   --
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding                                       --                   --
Common stock, no par value; authorized
  30,000,000 shares; 20,107,501 and 15,658,501
  shares issued and outstanding at June 30, 1999
  and December 31, 1998, respectively                                         62,421               52,533
Retained earnings                                                             57,511               66,548
                                                                 -------------------- --------------------
                                                                             119,932              119,081

                                                                 -------------------- --------------------
                                                                 $           360,677  $           431,962
                                                                 ==================== ====================

See accompanying notes to condensed consolidated financial statements

                                  CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        Three Months Ended                        Six Months Ended
                                                             June 30,                                 June 30,
                                               -------------------------------------    -------------------------------------


                                                      1999                1998                 1999                1998
                                                      ----                ----                 ----                ----
REVENUES:
Gain (loss) on sale of contracts, net (note 4) $          (4,877)  $          9,093     $          (6,436)  $         19,337
Interest income (note 5)                                  10,730             14,524                25,331             23,596
Servicing fees                                             8,029              5,896                15,947             10,992
Other income (loss)                                         (476)               211                  (611)               581
                                               ------------------  -----------------    ------------------  -----------------
                                                          13,406             29,724                34,231             54,506
                                               ------------------  -----------------    ------------------  -----------------

EXPENSES:
Employee costs                                             7,850              6,954                16,094             12,350
General and administrative                                 4,799              5,044                10,555              9,576
Interest                                                  10,407              4,614                17,674              8,529
Marketing                                                  1,103              2,085                 2,986              2,533
Occupancy                                                    734                498                 1,444                979
Depreciation and amortization                                361                270                   894                603
Related party consulting fees                                 77                 19                   175                 38
                                               ------------------  -----------------    ------------------  -----------------
                                                          25,331             19,484                49,822             34,608
                                               ------------------  -----------------    ------------------  -----------------
Income (loss) before income taxes                        (11,925)            10,240               (15,591)            19,898
Income taxes                                              (5,015)             4,315                (6,554)             8,370
                                               ------------------  -----------------    ------------------  -----------------
Net income (loss)                              $          (6,910)  $          5,925     $          (9,037)  $         11,528
                                               ==================  =================    ==================  =================


Earnings (loss) per share (note 6):
  Basic                                        $           (0.37)  $           0.39     $           (0.52)  $           0.76
  Diluted                                      $           (0.37)  $           0.36     $           (0.52)  $           0.70

Number of shares used in computing
earnings (loss)per share (note 6):
  Basic                                                   18,773             15,215                17,224             15,215
  Diluted                                                 18,773             16,762                17,224             16,683





See accompanying notes to condensed consolidated financial statements

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                                                          Six Months Ended
                                                                              June 30,
                                                                --------------------------------------
                                                                        1999                1998
                                                                        ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $          (9,037)  $          11,528
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization                                            894                 603
     Amortization of NIRs                                                  14,790              10,424
     Amortization of deferred financing costs                                 310                 162
     Provision for credit losses                                            2,593              10,004
     NIR gains recognized                                                      --             (22,885)
     Gain on sale of subsidiary                                                --                 (56)
     Equity net (income) loss in unconsolidated affiliates                  1,012                (322)
     Net deposits into trusts                                             (17,321)            (26,979)
     Changes in assets and liabilities:
       Purchases of contracts held for sale                              (217,454)           (592,624)
       Liquidation of contracts held for sale                             289,592             413,982
       Net change in warehouse lines of credit                            (79,056)            171,559
       Other assets                                                         2,795              (6,161)
       Accrued taxes and expenses                                           2,500             14,394
                                                                ------------------  ------------------
          Net cash used in operating activities                            (8,382)            (16,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment in unconsolidated affiliate               979                  --
   Related party receivables                                                  (11)             (1,113)
   Repayment of related party receivables                                   2,248                 165
   Investment in unconsolidated affiliate                                      --                 (65)
   Purchases of furniture and equipment                                       (27)             (1,157)
   Net cash from sale of subsidiary                                            --                 381
                                                                ------------------  ------------------
          Net cash provided by (used in) investing activities               3,189              (1,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in residual financing                                              --              16,000
   Issuance of subordinated debt                                            5,000                  --
   Issuance of notes payable                                                1,395               1,453
   Repayment of residual financing debt                                    (1,375)                 --
   Repayment of capital lease obligations                                    (292)               (267)
   Repayment of notes payable                                                (308)               (332)
   Payment of financing costs                                                (312)                 --
   Issuance of common stock                                                    44                  --
   Exercise of options and warrants                                            --                 543
                                                                ------------------  ------------------
          Net cash provided by financing activities                         4,152              17,397

                                                                ------------------  ------------------
Decrease in cash                                                           (1,041)               (763)

Cash at beginning of period                                                 1,940               1,745
                                                                ------------------  ------------------
Cash at end of period                                           $             899   $             982
                                                                ==================  ==================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                $          16,634   $           7,842
        Income taxes                                            $              43   $             860

Supplemental disclosure of non-cash investing and
   financing activities:
      Furniture and equipment acquired through capital leases   $              --   $             482
      Issuance and revaluation of common stock warrants                     9,844                  --

      Sale of PIC Leasing, Inc.
          Net assets sold                                       $              --   $             705
          Net assets retained                                                  --                (155)
          Gain on sale of subsidiary                                           --                  56
                                                                ------------------  ------------------
          Cash received from sale of subsidiary                                --                 606
          Less: cash relinquished upon disposition                             --                (225)
                                                                ------------------  ------------------
          Net cash received from sale of subsidiary             $              --   $             381
                                                                ==================  ==================

See accompanying notes to condensed consolidated financial statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the operating results to be expected for the full year.

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

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alton Receivables Corp., CPS Receivables Corp., CPS Marketing, Inc., CPS Funding Corp., and CPS Warehouse Corp. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp. ("SAMCO"), LINC Acceptance Company, LLC ("LINC") and CPS Leasing, Inc., each of which is 80% owned by the Company. All significant intercompany transactions and balances have been eliminated. Investments in affiliates that are not majority owned are reported using the equity method. During the six month period ended June 30, 1999, the Company terminated all operations of SAMCO and LINC.

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

RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF CONTRACTS

         The Company historically has purchased Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. The securitizations generally have been structured as follows:
First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased materially in 1998 and have recently been decreased. See note 7 - "Liquidity" for a discussion of certain pre-conditions to the effectiveness of such decrease.

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

         The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and the related Spread Account is at its required level, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Servicing Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create over-collateralization. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Servicing Agreements. Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals.

         The annual percentage rate payable on the Contracts is significantly greater than the pass through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effects of trends in the industry. The Company has used a constant prepayment estimate of approximately 4% per annum. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the Residuals, the Company estimates that losses as a percentage of the original principal balance will total approximately 14% cumulatively over the lives of the related Contracts.

         In future periods, the Company could recognize additional revenue from the Residuals if the actual performance of the Contracts were to be better than the original estimate, or the Company could increase the estimated fair value of the Residuals. If the actual performance of the Contracts were to be worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. Due to the inherent uncertainty of the future performance of the underlying Contracts, the Company during 1998 established a $7.8 million allowance for losses on the Residuals, which did not change during the six month period ended June 30, 1999.

(2)  CONTRACTS HELD FOR SALE

         The following table presents the components of Contracts held for sale:

                                                                                   June 30,               December 31,

                                                                                     1999                     1998
                                                                             --------------------     --------------------
                                                                                            (in thousands)
Gross receivable balance................................................     $            98,158      $           183,876

Unearned finance charges................................................                  (3,814)                 (10,949)

Deferred acquisition fees and discounts.................................                  (2,108)                  (4,594)

Allowance for credit losses.............................................                  (1,385)                  (2,751)
                                                                             --------------------     --------------------
Net contracts held for sale.............................................     $            90,851      $           165,582
                                                                             ====================     ====================

(3)  RESIDUAL INTEREST IN SECURITIZATIONS

         The following table presents the components of the residual interest in securitizations:

                                                                                   June 30,               December 31,

                                                                                     1999                     1998
                                                                             ---------------------    ---------------------
                                                                                            (in thousands)
Cash, commercial paper, US government securities and other qualifying
investments (Spread Account)............................................     $            146,574             $    130,394

NIRs....................................................................                   40,010                   54,800

Over collateralization..................................................                   33,080                   31,836

Funds held by investor..................................................                      511                      480

Investment in subordinated certificates ................................                      203                      338
                                                                             ---------------------    ---------------------
Residual interest in securitizations:...................................     $            220,378     $            217,848
                                                                             =====================    =====================

         The following table presents the activity of the NIRs:

                                                 Three Months Ended June 30,               Six Months Ended June 30,
                                           ----------------------------------------    ---------------------------------------
                                                  1999                  1998                  1999                  1998
                                           ------------------    ------------------    ------------------   ------------------
                                                       (in thousands)                              (in thousands)
Balance, beginning of period...........    $          44,530     $          50,910     $          54,800    $          45,112

NIR gains recognized...................                   --                12,135                    --               22,885

Amortization of NIRs...................               (4,520)               (5,472)              (14,790)             (10,424)
                                           ------------------    ------------------    ------------------   ------------------
Balance, end of period.................    $          40,010     $          57,573     $          40,010    $          57,573
                                           ==================    ==================    ==================   ==================

         The following table presents estimated remaining undiscounted credit losses included in the fair value estimated of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                                           June 30,           December 31,

                                                                                             1999                1998
                                                                                      -----------------    -----------------
                                                                                                 (in thousands)
Undiscounted estimated credit losses..............................................    $        119,369     $        169,110
                                                                                      =================    =================
Servicing subject to recourse provisions..........................................    $      1,077,069     $      1,362,801
                                                                                      =================    =================
Undiscounted estimated credit loses as percentage of servicing subject to recourse

       Provisions.................................................................              11.08%               12.41%
                                                                                      =================    =================

(4)  GAIN ON SALE OF CONTRACTS

         The following table presents components of net gain (loss) on sale of
Contracts:

                                               Three Months Ended June 30,               Six Months Ended June 30,
                                           --------------------------------------    -------------------------------------
                                                1999                  1998                 1999                1998
                                           -----------------    -----------------    -----------------   -----------------
                                                      (in thousands)                            (in thousands)
Gains (loss) recognized on sale........    $         (9,273)    $         12,135     $         (9,273)   $         22,885

Deferred acquisition fees and discounts               5,851                5,386                5,851               8,311

Expenses related to sales..............                (240)                (961)                (421)             (1,855)

Provision for credit losses............              (1,215)              (7,467)              (2,593)            (10,004)
                                           -----------------    -----------------    -----------------   -----------------
Net gain (loss) on sale of contracts...    $         (4,877)    $          9,093     $         (6,436)   $         19,337
                                           =================    =================    =================   =================

 (5)  INTEREST INCOME

         The following table presents the components of interest income:

                                                Three Months Ended June 30,                    Six Months Ended June 30,
                                           --------------------------------------     ------------------------------------
                                                 1999                 1998                  1999                1998
                                           -----------------    -----------------    -----------------   -----------------
                                                      (in thousands)                            (in thousands)
Interest on Contracts held for sale        $         11,859     $         10,793     $         24,518    $         18,632

Residual interest income.........                     3,391                9,203               15,603              15,388

Amortization of NIRs.............                    (4,520)              (5,472)             (14,790)            (10,424)
                                           -----------------    -----------------    -----------------   -----------------
Net interest income..............          $         10,730     $         14,524     $         25,331    $         23,596
                                           =================    =================    =================   =================

(6)  EARNINGS (LOSS) PER SHARE

          Diluted loss per share for the three and six month periods ended June 30, 1999, was calculated using the weighted average number of shares outstanding for the related period. Diluted earnings per share for the three and six month periods ending June 30, 1998, was calculated using the weighted average number of diluted common shares outstanding including common stock equivalents which consist of certain outstanding dilutive stock options and warrants and incremental shares attributable to conversion of certain subordinated debt. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 1999 and 1998:

                                                                 Three Months Ended June 30,            Six Months Ended June 30,
                                                            ----------------------------------    ----------------------------------
                                                                 1999                1998              1999                1998
                                                            ---------------    ---------------    ---------------    ---------------
                                                                      (in thousands)                       (in thousands)
Weighted average number of common shares outstanding
during the period used to compute basic earnings per share          18,773             15,215             17,224             15,215
Incremental common shares attributable to exercise of
   outstanding options and................................             - -                801                - -                722
Incremental common shares attributable to conversion
of subordinated debt......................................             - -                746                - -                746
                                                            ---------------    ---------------    ---------------    ---------------
Number of common shares used to compute diluted
earnings (loss) per share.................................          18,773             16,762             17,224             16,683
                                                            ===============    ===============    ===============    ===============

         If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in diluted loss per share calculation for the three and six month periods ended June 30, 1999, would have included an additional 1.0 million and 378,000, respectively, from outstanding stock options and warrants and an additional 2.4 million from incremental shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 22.2 million diluted shares for the three month period ending June 30, 1999 and 20.0 million diluted shares for the six month period ending June 30, 1999.

(7) LIQUIDITY

         The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities have been amounts borrowed under its various warehouse lines, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments of principal and interest on Contracts held for sale, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under its various warehouse lines, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts and income taxes. As a result, the Company has been dependent on its warehouse lines of credit to purchase Contracts, and on the availability of capital from outside sources in order to finance its continued operations. As of the date of this report, the Company is unable to borrow under any warehouse line of credit (due to certain defaults discussed below), and has not received any material releases of cash from Spread Accounts since June 1998. The inability to borrow and lack of releases have resulted in a liquidity deficiency. The Company's plans for remedying that deficiency are discussed below, after a review of the operating sources and uses of cash for the six month period ended June 30, 1999.

         Net cash used in operating activities was $8.4 million during the six month period ended June 30, 1999, compared to $16.4 million for the six month period ended June 30, 1998. Net cash deposited into trusts was $17.3 million, a decrease of $9.7 million, or 35.8%, over net cash deposited into trusts in the six month period ended June 30, 1998.

         During the six month period ended June 30, 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts, compared to $17.1 million used during the six month period ended June 30, 1998. Cash used for subsequent deposits to Spread Accounts for the six month period ended June 30, 1999, was $18.0 million, a decrease of $7.7 million, or 30.0%, over cash used for subsequent deposits to Spread Accounts in the six month period ended June 30, 1998. Such subsequent deposits into Spread Accounts in the six month period ended June 30, 1999, include $1.2 million of cash used to pay down certain senior series of Certificates to create over-collateralization. "Over-collateralization," as used herein, means that the principal amount payable on the underlying automobile purchase contracts is greater than the total principal amount payable on the Certificates issued by the Trust. Cash released from Spread Accounts for the six month period ended June 30, 1999, was $665,000, a decrease of $15.2 million, or 95.8%, over cash released from Spread Accounts in the six month period ended June 30, 1998. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

         As of June 30, 1999, 15 of the 21 Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Servicing Agreements. Accordingly, pursuant to the Servicing Agreements, the specified levels applicable to the Company's Spread Accounts were increased. Due to cross collateralization provisions of the Servicing Agreements, the increased specified levels are applicable to 19 of the Company's 21 Trusts. The higher requisite Spread Account levels range from 30% to 100% of the outstanding principal balance of the Certificates issued by the related Trusts. In addition to requiring higher Spread Account levels, the Servicing Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a monthly basis by the Certificate Insurer. Increased specified levels for the Spread Accounts have been in effect from time to time in the past, including the entire period from June 1998 to the present. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead have been retained in the Spread Accounts to bring the balance of those Spread Accounts up to a higher level. Due to the increase in the Spread Account requirements, there have been no significant releases of cash from the Trusts since June 1998. Funding such balance increases has materially increased the Company's capital requirements, while the absence of cash releases has materially decreased its liquidity. As a result of the increased specified levels applicable to the Spread Accounts, approximately $47.7 million of cash that would otherwise have been available to the Company has been delayed and retained in the Spread Accounts as of June 30, 1999.

         The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases discussed below), the required level of initial Spread Account deposits, and the extent to which the Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. As noted above, the absence of any significant releases of cash from Spread Accounts since June 1998 has materially impaired the Company's ability to meet such capital requirements. To reduce its capital requirements and to meet those requirements, the Company in November 1998 began to implement a three-part plan: the plan includes (i) issuance of debt and equity securities, (ii) agreements with the Certificate Insurer to reduce the level of initial Spread Account deposits, and to reduce the maximum levels of the Spread Accounts, and (iii) a reduction in the rate of Contract purchases.

         As the first step in the plan, the Company in November 1998 and April 1999 issued $25.0 million and $5.0 million, respectively, of subordinated promissory notes (collectively, the "LLCP Notes"), to Levine Leichtman Capital Partners, L.P. ("LLCP"). The LLCP Notes are due in 2004, and bear interest at the rate of 14.5% per annum. Net proceeds received from the issuances were approximately $28.5 million. In conjunction with the LLCP Notes, the Company issued warrants to purchase up to 4,450,000 shares of common stock at $0.01 per share, 3,115,000 and 1,334,000 of which were exercised in April 1999 and May 1999, respectively. The effective cost of this new capital represents a material increase in the cost of capital to the Company. As part of the agreements for issuance of the LLCP Notes, Stanwich Financial Services Corp. ("SFSC") agreed to purchase an additional $15.0 million of notes (at least $7.5 million by July 31, 1999 and the remainder by August 31, 1999), and the Company agreed to sell such notes. The chairman and the president of the Company are the principal shareholders of SFSC, and the Company's chairman is the chief executive officer of SFSC. The terms of such additional notes are to be not less favorable to the Company than (i) those that would be available in a transaction with a non-affiliate, and (ii) those applicable to the LLCP Notes. Sale of such additional notes would likely therefore involve some degree of equity participation, which could be dilutive to other holders of the Company's common stock. SFSC's commitment in turn has been collateralized by certain assets pledged by the chairman of the Company's board of directors and the president of the Company. Additionally, $5.0 million of the LLCP Notes have been personally guaranteed by the chairman of the Company's board of directors and the president of the Company. As of the date of this report, SFSC has not purchased any of such additional notes.

         Also in November 1998, as the second step in its plan, the Company reached an agreement with the Certificate Insurer regarding initial cash deposits. In this agreement, the Certificate Insurer committed to insure asset-backed securities issued by the Trusts with respect to at least $560.0 million of Contracts, while requiring an initial cash deposit of 3% of principal. The commitment is subject to underwriting criteria and market conditions. Of the $560.0 million committed, $310.0 million was used in the Company's December 1998 securitization transaction. The Company's agreement with the Certificate Insurer also required that the Company issue to the Certificate Insurer or its designee warrants to purchase 2,525,114 shares of the Company's common stock at $3.00 per share, exercisable through the fifth anniversary of the warrants' issuance. The number of shares issuable is subject to standard anti-dilution adjustments.

        In April 1999 the Company entered into an amendment agreement (the "Amendment") with the Certificate Insurer of the Company's asset-backed securities to cap the amount of cash retained in the Spread Accounts at 21% of the outstanding securities balance for 19 of the Company's 21 securitized pools, computed on a pool by pool basis. The Amendment is subject to certain performance measures that may result in an increase in the maximum level to 25% of the outstanding principal balance of such Certificates. The effectiveness of the Amendment is contingent upon approval by the holders of the subordinated Certificates issued by the related Trusts, and certain other conditions. As of July 31, 1999, the aggregate Spread Account balance of the related 19 Trusts was 19.2% of the outstanding principal balance of the securities. That percentage should increase as additional collections are deposited into the Spread Accounts, and as the principal of the related asset-backed securities is paid down. The Company is in discussions with the Certificate Insurer regarding proposed revisions to the Amendment, which would clarify its effect, and provide assurances requested by certain holders of the subordinated Certificates. There can be no assurance that such revisions will be agreed to.

         As a third part of its plan, the Company reduced its planned level of Contract purchases initially to not more than $200.0 million per quarter beginning November 1998. In the first quarter of 1999, the Company purchased $158.0 million of Contracts. During the second quarter of 1999, the Company purchased $59.1 million of Contracts, of which $20.3 million was on a flow basis, as discussed below, and expects to purchase Contracts only on a flow basis in the remainder of 1999. The reduction in the amount of Contracts purchased for the Company's own account has materially reduced the Company's capital requirements.

         Since late May 1999, the Company has purchased Contracts from Dealers without use of warehouse lines of credit, in a "flow purchase" arrangement with a third party. Under the flow purchase arrangement, the Company purchases Contracts from Dealers and sells such Contracts outright to the third party.

         Purchase of Contracts on a flow basis, as compared with purchase of Contracts for the Company's own account, has materially reduced the Company's cash requirements. The Company's plan for meeting its immediate liquidity needs is (1) to liquidate its existing portfolio of Contracts held for sale, (2) to increase the quantity of Contracts that it purchases and sells on a flow basis, thus increasing the fees that it receives in connection with such purchases and sales, and (3) to await releases of cash from its Spread Accounts, pursuant to the Amendment. There can be no assurance that this plan will be successful.

         During the second quarter, the Company sold, on a servicing released basis, $234.4 million of its Contracts held for sale. As of the date of this report, the Company is engaged in negotiations regarding the sale of all or substantially all of its remaining Contracts held for sale. Such sales are expected to be on a servicing released basis, and the Company will recognize a loss upon such sales. The Company expects to effect such sales at an aggregate cash price in excess of the indebtedness outstanding under its warehouse line of credit. To the extent that it is successful in doing so, the sales would release cash to the Company, which would be applied to meet in part the Company's liquidity and capital requirements identified herein. Substantially all of the Contracts that the Company proposes to sell are pledged to the lender under the Company's warehouse line of credit. That lender on August 4, 1999, declared the line to be in default, and has taken the position that it is not obligated to release its interest in any of the pledged Contracts unless it receives adequate assurances that it will be repaid all of the indebtedness outstanding under the warehouse line. Under the terms of the agreements related to the LLCP Notes and certain outstanding senior secured indebtedness of the Company (the "Senior Secured Line"), the consent of those respective lenders is also required to a sale by the Company of any material assets outside the ordinary course of business. Such lenders' consents to the proposed sales of Contracts may or may not be granted, depending on such lenders' evaluation of the proposed sale. Although the Company believes that the lenders will consent to the sales as proposed by the Company, there can be no assurance that such consents will be forthcoming.

         The Company's ability to increase the quantity of Contracts that it purchases and sells on a flow basis will be subject to general competitive conditions and other factors.

         Obtaining release of cash from the Spread Accounts is dependent on the Amendment's becoming effective, and on collections from the related Trusts generating sufficient cash to bring the Spread Accounts to the amended specified levels. Effectiveness of the Amendment, in turn, is dependent on the Company's obtaining consents from holders of the subordinated Certificates issued by the related Trusts, and on certain other conditions. The existing terms of the Senior Secured Line require that any such releases be used to repay principal outstanding under that line. The Company has commenced discussions with the holders of the subordinated Certificates and with the senior secured lenders regarding the consents and amendments that would be necessary to allow the Company to receive cash released from the Spread Accounts, but there can be no assurance that the necessary consents and amendments will be obtained and agreed to.

         The Company is also exploring additional financing possibilities, focussing on issuance of additional secured debt. Although such explorations have involved discussions with, and expressions of interest from, various investment banks, there can be no assurance that any such transactions will take place.

(8)      SUBSEQUENT EVENTS

         On July 22, 1999, Bank of America commenced a lawsuit against the Company in the Superior Court of California, Orange County, seeking repayment of approximately $3 million advanced to the Company under an overdraft line of credit, plus interest, costs and attorneys' fees. The Company and Bank of America have entered into a settlement agreement, pursuant to which the Company shall repay all amounts owing, in specified installments through November 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Consumer Portfolio Services, Inc. and its subsidiaries (collectively, the "Company") primarily engage in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the United States. In recent months, the Company has suspended its solicitation of Contract purchases in 20 states, and as of the date of this report is active in 29 states. There can be no assurance as to resumption of Contract purchasing activities in other states. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

         The major components of the Company's revenue are gains recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold in securitizations, interest earned on Contracts held for sale, and fees earned upon sale of Contracts that were purchased on a flow basis. Because the servicing fees are dependent in part on the collections received on sold Contracts, the Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations.

         The Company has purchased Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. From late May 1999 to the present, the Company has purchased Contracts on a flow basis for a third party; that is, the Company purchases a Contract from a Dealer, and sells the Contract the next day to the third party for the same price the Company paid. The Company also receives from the third party a fee for its services. The Company retains no interest in such Contracts, and neither services such Contracts nor earns a servicing fee.

         Although the Company has been unable to sell Contracts in a securitization transaction since December 1998, it does plan to securitize in the future, as to which there can be no assurance. The Company's securitization structure has been as follows:

         First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased materially in 1998. The Company and the Certificate Insurer have entered into an agreement to decrease such levels, as is discussed under the heading "Liquidity and Capital Resources." There can be no assurance that such agreement will take effect.

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

         The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Servicing Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create over-collateralization, that is, to reduce the aggregate principal balance of outstanding Certificates below the aggregate principal amount of the related automotive receivables. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Servicing Agreements. Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals.

         The annual percentage rate payable on the Contracts is significantly greater than the rates payable on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts and the effect of trends in the industry. The Company has used a constant prepayment estimate of approximately 4% per annum. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the Residuals, the Company estimates that losses as a percentage of the original principal balance will total approximately 14% cumulatively over the lives of the related Contracts.

         In future periods, the Company could recognize additional revenue from the Residuals if the actual performance of the Contracts were to be better than originally estimated, or the Company could increase the estimated fair value of the Residuals. If the actual performance of the Contracts were to be worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. Due to the inherent uncertainty of the future performance of the underlying Contracts, the Company has established a provision for future losses on the Residuals.

         The structure described above is applicable to securitization transactions conducted at least once quarterly from June 1994 through December 1998. The Company did not sell any Contracts in securitization transactions during the six month period ended June 30, 1999, and there can be no assurance as to when it will next sell Contracts using the structure described above.

         During the quarter ended June 30, 1999, the Company has changed its basic system of doing business. Previously, the Company would acquire Contracts for its own account, borrowing from 88% to 97% of the principal balance of such Contracts under "warehouse" lines of credit. Periodically (approximately once every quarter) the Company would then sell most or all of the recently acquired Contracts in a securitization transaction as described above. In such a sale, the Company would retain (1) a residual ownership interest in the Contracts sold, (2) the obligation to service the Contracts sold, and (3) the right to receive servicing fees. At the end of March 1999, the Company learned that it would be unable to sell Contracts in securitization transactions for an indeterminate period. Accordingly, the Company commenced purchasing Contracts for immediate re-sale to a third party, which third party purchases the Contracts in turn on a daily basis. In this arrangement, the Company retains no residual interest in the Contracts, has no servicing obligation, and receives no servicing fee. For its services in acquiring Contracts for purchase, the Company receives a per-Contract fee from the third party.

RESULTS OF OPERATIONS

The three month period ended June 30, 1999 compared to the three month period
-----------------------------------------------------------------------------
ended June 30, 1998
-------------------

         REVENUES. During the three months ended June 30, 1999, revenues decreased $16.3 million, or 54.9%, compared to the three month period ended June 30, 1998. Gain on sale of Contracts decreased by $14.0 million, or 153.6%, from a $9.1 million gain on sale in the second quarter of 1998 to a $4.9 million loss in the second quarter of 1999. The decrease in gain on sale is due to the Company selling Contracts only on a servicing released basis and thus not recording any NIR gains during the period. During the three month period ended June 30, 1999, the Company sold $234.4 million of Contracts on a servicing released basis, that is, with no residual interest retained, with no servicing obligation, and with no right to receive a servicing fee. That sale resulted in a net loss of approximately $9.3 million. Expenses of approximately $240,000 were incurred related to previous securitization transactions, including the amortization of a warrant issued to the Certificate Insurer in November 1998. In addition, for the three month periods ended June 30, 1999 and 1998, the Company charged against gain on sale $1.2 million and $7.5 million, respectively, of provision for losses on Contracts held for sale. The Company plans to sell, within the third quarter of 1999 and on a servicing released basis, substantially all of the remainder of its portfolio of Contracts held for sale. Although there can be no assurance as to whether such sales will take place or the exact terms thereof, the Company anticipates that it will incur a loss on such sales. Interest income decreased by $3.8 million, or 26.1%, and represented 79.9% of total revenues for the three month period ended June 30, 1999. The decrease is primarily due to the Company not selling any Contracts in securitization structures and an increase in the amortization of NIRs in accordance with the seasoning of the underlying securitized pools, as compared to the same period in the prior year. That decrease in average aggregate balance, in turn, was due primarily to the Company selling the majority of its Contracts held for sale during the second quarter. As that sale took place in the latter part of the quarter, and as the Company anticipates selling most or all of its remaining Contracts held for sale in the third quarter, interest income can be expected to decrease further in future quarters.

         Servicing fees increased by $2.1 million, or 36.2%, and represented 59.9% of total revenues. The increase in servicing fees is due to the increase in the servicing portfolio. As of June 30, 1999, the Company was earning servicing fees on 128,150 sold Contracts with aggregate outstanding principal balances approximating $1,307.9 million, compared to 98,772 Contracts with aggregate outstanding principal balances approximating $1,048.6 million as of June 30, 1998. In addition to the $1,307.9 million in sold Contracts, on which servicing fees were earned, the Company was holding for sale and servicing an additional $98.8 million in Contracts, for an aggregate total servicing portfolio of $1.4 billion. The Company is not currently acquiring Contracts for its servicing portfolio, and is actively seeking to sell those Contracts in its servicing portfolio that it holds for its own account. In addition, those Contracts that remain in the Company's servicing portfolio are self-amortizing, and the aggregate principal balance of the servicing portfolio therefore decreases over time. Accordingly, the Company expects that its servicing portfolio will continue to decrease throughout 1999, and that servicing fees to be earned in the remainder of 1999 will therefore also decrease.

         EXPENSES. During the three month period ended June 30, 1999, operating expenses increased $5.8 million, or 30.0%, compared to the three month period ended June 30, 1998. Employee costs increased by $896,000, or 12.9%, and represented 31.0% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the increase in the Company's servicing portfolio, to increases in the cost of fringe benefits provided to employees, and to increases in salaries of existing staff. General and administrative expenses decreased by $245,000, or 4.9% and represented 18.9% of total operating expenses.

         Interest expense increased $5.8 million, or 125.6%, and represented 41.1% of total operating expenses. See "Liquidity and Capital Resources." The increase is primarily due to the interest paid on an additional $35.0 million in subordinated debt securities and $33.0 million of senior secured debt (the "Senior Secured Line"), most of which was issued by the Company at various times after June 30, 1998, or had a higher outstanding balance during 1999, and was outstanding throughout most of the second quarter of 1999. Interest expense has also been increased by the Company's being required to pay higher interest rates on money borrowed in the current period, as compared with the prior year's period.

         The Company expects to purchase and hold for sale fewer Contracts in 1999 than it did in 1998, which would be expected to result in a decrease in interest earned on Contracts held for sale, and a decrease in interest expense incurred.


The six month period ended June 30, 1999, compared to the six month period ended
--------------------------------------------------------------------------------
June 30, 1998
-------------

         REVENUES. During the six months ended June 30, 1999, revenues decreased $20.3 million, or 37.2%, compared to the six month period ended June 30, 1998. Net gain on sale of Contracts decreased by $25.8 million, or 133.3%, for the six month period ended June 30, 1999.

         Interest income increased by $1.7 million, or 7.4%, and represented 74% of total revenues for the six month period ended June 30, 1999. The increase is primarily due to a higher average balance of Contracts held for sale during the six month period ending June 30, 1999.

         Servicing fees increased by $5.0 million, or 45.1%, and represented 46.6% of total revenues. The increase in servicing fees is due to the increase in the Company's servicing portfolio over the prior year's period.

         EXPENSES. During the six month period ended June 30, 1999, operating expenses increased $15.2 million, or 44.0%, compared to the six month period ended June 30, 1998. Employee costs increased by $3.7 million, or 30.3%, and represented 32.3% of total operating expenses. The increase is due to the addition of staff necessary to accommodate the increase in the Company's servicing portfolio and increases in salaries of existing staff. General and administrative expenses increased by $979,000, or 10.2%, and represented 21.2% of total operating expenses. Increases in general and administrative expenses included increases in telecommunications, stationery, credit reports and other related items as a result of the increase in the Company's servicing portfolio.

         Interest expense increased $9.1 million, or 107.2%, and represented 35.5% of total operating expenses. See "Liquidity and Capital Resources." The increase is primarily due to the interest paid on an additional $35.0 million in subordinated debt securities and $33.0 million borrowed under the Senior Secured Line. Most of such debt was issued by the Company at various times after June 30, 1998, or had a higher outstanding balance during 1999, and was outstanding throughout most of the second quarter of 1999. Interest expense has also been increased by the Company being required to pay higher interest rates on money borrowed in the current period, as compared with the prior year's period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities have been amounts borrowed under its various warehouse lines, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments of principal and interest on Contracts held for sale, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under its various warehouse lines, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts and income taxes. As a result, the Company has been dependent on its warehouse lines of credit to purchase Contracts, and on the availability of capital from outside sources in order to finance its continued operations. As of the date of this report, the Company is unable to borrow under any warehouse line of credit (due to certain defaults discussed below), and has not received any material releases of cash from Spread Accounts since June 1998. The inability to borrow and lack of releases has resulted in a liquidity deficiency. The Company's plans for remedying that deficiency are discussed below, after a review of the operating sources and uses of cash for the six month period ended June 30, 1999.

         Net cash used in operating activities was $8.4 million during the six month period ended June 30, 1999, compared to $16.4 million for the six month period ended June 30, 1998. Net cash deposited into trusts was $17.3 million, a decrease of $27.0 million, or 35.8%, over net cash deposited into trusts in the six month period ended June 30, 1998.

         During the six month period ended June 30, 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts, compared to $17.1 million used during the six month period ended June 30, 1998. Cash used for subsequent deposits to Spread Accounts for the six month period ended June 30, 1999, was $18.0 million, a decrease of $7.7 million, or 30.0%, from cash used for subsequent deposits to Spread Accounts in the six month period ended June 30, 1998. Such subsequent deposits into Spread Accounts in the six month period ended June 30, 1999, include $1.2 million of cash used to pay down certain senior series of Certificates to create over-collateralization. "Over-collateralization," as used herein, means that the principal amount payable on the underlying automobile purchase contracts is greater than the total principal amount payable on the Certificates issued by the Trust. Cash released from Spread Accounts for the six month period ended June 30, 1999, was $665,000, a decrease of $15.2 million, or 95.8%, from cash released from Spread Accounts in the six month period ended June 30, 1998. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

         As of June 30, 1999, 15 of the 21 Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Servicing Agreements. Accordingly, pursuant to the Servicing Agreements, the specified levels applicable to the Company's Spread Accounts were increased. Due to cross collateralization provisions of the Servicing Agreements, the increased specified levels are applicable to 19 of the Company's 21 Trusts. The higher requisite Spread Account levels range from 30% to 100% of the outstanding principal balance of the Certificates issued by the related Trusts. In addition to requiring higher Spread Account levels, the Servicing Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a monthly basis by the Certificate Insurer. Increased specified levels for the Spread Accounts have been in effect from time to time in the past, including the entire period from June 1998 to the present. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead have been retained in the Spread Accounts to bring the balance of those Spread Accounts up to a higher level. Due to the increase in the Spread Account requirements, there have been no significant releases of cash from the Trusts since June 1998. Funding such balance increases has materially increased the Company's capital requirements, while the absence of cash releases has materially decreased its liquidity. As a result of the increased specified levels applicable to the Spread Accounts, approximately $47.7 million of cash that would otherwise have been available to the Company has been delayed and retained in the Spread Accounts as of June 30, 1999.

         The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. As noted above, the absence of any significant releases of cash from Spread Accounts since June 1998 has materially impaired the Company's ability to meet such capital requirements. To reduce its capital requirements and to meet those requirements, the Company in November 1998 began to implement a three-part plan: the plan includes (i) issuance of debt and equity securities, (ii) agreements with the Certificate Insurer to reduce the level of initial Spread Account deposits, and to reduce the maximum levels of the Spread Accounts, and (iii) a reduction in the rate of Contract purchases.

         As the first step in the plan, the Company in November 1998 and April 1999 issued $25.0 million and $5.0 million, respectively, of subordinated promissory notes (collectively, the "LLCP Notes"), to Levine Leichtman Capital Partners, L.P. ("LLCP"). The LLCP Notes are due in 2004, and bear interest at the rate of 14.5% per annum. Net proceeds received from the issuances were approximately $28.5 million. In conjunction with the LLCP Notes, the Company issued warrants to purchase up to 4,450,000 shares of common stock at $0.01 per share, 3,115,000 and 1,334,000 of which were exercised in April 1999 and May 1999, respectively. The effective cost of this new capital represents a material increase in the cost of capital to the Company. As part of the agreements for issuance of the LLCP Notes, Stanwich Financial Services Corp. ("SFSC") agreed to purchase an additional $15.0 million of notes (at least $7.5 million by July 31, 1999, and the remainder by August 31, 1999), and the Company agreed to sell such notes. The chairman and the president of the Company are the principal shareholders of SFSC, and the Company's chairman is the chief executive officer of SFSC. The terms of such additional notes are to be not less favorable to the Company than (i) those that would be available in a transaction with a non-affiliate, and (ii) those applicable to the LLCP Notes. Sale of such additional notes would likely therefore involve some degree of equity participation, which could be dilutive to other holders of the Company's common stock. SFSC's commitment in turn has been collateralized by certain assets pledged by the chairman of the Company's board of directors and the president of the Company. Additionally, $5.0 million of the LLCP Notes have been personally guaranteed by the chairman of the Company's board of directors and the president of the Company. As of the date of this report, SFSC has not purchased any of such additional notes.

         Also in November 1998, as the second step in its plan, the Company reached an agreement with the Certificate Insurer regarding initial cash deposits. In this agreement, the Certificate Insurer committed to insure asset-backed securities issued by the Trusts with respect to at least $560.0 million of Contracts, while requiring an initial cash deposit of 3% of principal. The commitment is subject to underwriting criteria and market conditions. Of the $560.0 million committed, $310.0 million was used in the Company's December 1998 securitization transaction. The Company's agreement with the Certificate Insurer also required that the Company issue to the Certificate Insurer or its designee warrants to purchase 2,525,114 shares of the Company's common stock at $3.00 per share, exercisable through the fifth anniversary of the warrants' issuance. The number of shares issuable is subject to standard anti-dilution adjustments.

         In April 1999, the Company entered into an amendment agreement (the "Amendment") with the Certificate Insurer of the Company's asset-backed securities. The Amendment by its terms would cap the amount of cash retained in the Spread Accounts for 19 of the Company's 21 securitization Trusts. The amended maximum would be 21% of the outstanding principal balance of the Certificates issued by such Trusts, computed on a pool by pool basis. The Amendment is subject to certain performance measures that may result in an increase in the maximum level to 25% of the outstanding principal balance of such Certificates. The effectiveness of the Amendment is contingent upon approval by the holders of the subordinated Certificates issued by the related Trusts, and certain other conditions. As of July 31, 1999, the aggregate Spread Account balance of the related 19 Trusts was 19.2% of the outstanding principal balance of the related Certificates. That percentage should increase as additional collections are deposited into the Spread Accounts, and as the principal of the related Certificates is paid down. The Company is in discussions with the Certificate Insurer regarding proposed revisions to the Amendment, which would clarify its effect, and provide assurances requested by certain holders of the subordinated Certificates. There can be no assurance that such revisions will be agreed to.

         As a third part of its plan, the Company reduced its planned level of Contract purchases initially to not more than $200.0 million per quarter beginning November 1998. In the first quarter of 1999, the Company purchased $158.0 million of Contracts. During the second quarter of 1999, the Company purchased $59.1 million of Contracts, of which $20.3 million was on a flow basis, as discussed below. The Company expects to purchase Contracts only on a flow basis in the remainder of 1999. The reduction in the amount of Contracts purchased for the Company's own account has materially reduced the Company's capital requirements

         Since late May 1999, the Company has purchased Contracts from Dealers without use of warehouse lines of credit, in a "flow purchase" arrangement with a third party. Under the flow purchase arrangement, the Company purchases Contracts from Dealers and sells such Contracts outright to the third party.

         Purchase of Contracts on a flow basis, as compared with purchase of Contracts for the Company's own account, has materially reduced the Company's cash requirements. The Company's plan for meeting its immediate liquidity needs is (1) to liquidate its existing portfolio of Contracts held for sale, (2) to increase the quantity of Contracts that it purchases and sells on a flow basis, thus increasing the fees that it receives in connection with such purchases and sales, and (3) to await releases of cash from its Spread Accounts, pursuant to the Amendment. There can be no assurance that this plan will be successful.

         During the second quarter, the Company sold, on a servicing released basis, $234.4 million of its Contracts held for sale. As of the date of this report, the Company is engaged in negotiations regarding the sale of all or substantially all of its remaining Contracts held for sale. Such sales are expected to be on a servicing released basis, and the Company will recognize a loss upon such sales. The Company expects to effect such sales at an aggregate cash price in excess of the indebtedness outstanding under its warehouse line of credit. To the extent that it is successful in doing so, the sales would release cash to the Company, which would be applied to meet in part the Company's liquidity and capital requirements identified herein. Substantially all of the Contracts that the Company proposes to sell are pledged to the lender under the Company's warehouse line of credit. That lender on August 4, 1999, declared the line to be in default, and has taken the position that it is not obligated to release its interest in any of the pledged Contracts unless it receives adequate assurances that it will be repaid all of the indebtedness outstanding under the warehouse line. Under the terms of the agreements related to the LLCP Notes and the Senior Secured Line, the consent of those respective lenders is also required to a sale by the Company of any material assets outside the ordinary course of business. Such lenders' consents to the proposed sales of Contracts may or may not be granted, depending on such lenders' evaluation of the proposed sale. Although the Company believes that the lenders will consent to the sales as proposed by the Company, there can be no assurance that such consents will be forthcoming.

         The Company's ability to increase the quantity of Contracts that it purchases and sells on a flow basis will be subject to general competitive conditions and other factors.

         Obtaining releases of cash from the Spread Accounts is dependent on the Amendment's becoming effective, and on collections from the related Trusts generating sufficient cash to bring the Spread Accounts to the amended specified levels. Effectiveness of the Amendment, in turn, is dependent on the Company's obtaining consents from holders of the subordinated Certificates issued by the related Trusts, and on certain other conditions. The existing terms of the Senior Secured Line require that any such releases be used to repay principal outstanding under that line. The Company has commenced discussions with the holders of the subordinated Certificates and with the senior secured lenders regarding the consents and amendments that would be necessary to allow the Company to receive cash released from the Spread Accounts, but there can be no assurance that the necessary consents and amendments will be obtained and agreed to.

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

         The second phase of the Company's testing consisted of testing all personal computers for compliance. An outside specialist was engaged to administer the testing of hardware and software. This testing was completed in April, 1999. Corrective measures have been put into place for any personal computer and its software not in compliance at that time.

         The third and final stage of testing consists of identifying key vendors of the Company's operations and requesting that those vendors complete a Year 2000 compliance questionnaire. Any vendors found to be non-compliant will be continuously monitored for progress towards compliance. The Company estimates this phase of testing will also be completed by September 30, 1999.

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


FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q contains certain "forward-looking statements," including, without limitation, the statements to the effect that the Company expects that (i) the Amendment will take effect, the Spread Account Balances will reach the amended specified levels, and that the lenders under the Senior Secured Line will agree to such modifications as will permit the Company to receive material cash releases prior to such lenders being repaid in full, (ii) it plans to securitize Contracts in the future, (iii) it will sell Contracts on a servicing-released basis in the third quarter in transactions that would yield cash to the Company, over and above the warehouse indebtedness secured by such Contracts, and (iv) forbearances and waivers will be granted, and amendments agreed to, with respect to defaults under existing indebtedness. All of these expectations are based on the Company's assessment of the decisions likely to be made by third parties, over which the Company has no control.

         Specifically, the reader should bear in mind the following considerations: As to the Amendment, and release of cash from Spread Accounts, the effectiveness of the Amendment is dependent on the consent of certain holders of subordinated interest in the related securitization trusts, on the performance of the receivables included in such trusts, and on certain other conditions. Such holders may give or withhold such consent in their discretion, and may or may not agree that it is in their best interest to do so. The performance of the receivables in the trusts is dependent on various factors, including their inherent credit quality and the effectiveness of the Company's collection efforts. The Company's liquidity shortage identified herein could impair the effectiveness of its collection efforts. Should the Amendment take effect, the existing terms of the Senior Secured Line require that all outstanding indebtedness thereunder (approximately $31.6 million) be repaid prior to the Company's receiving any portion of such cash; accordingly, an amendment of such terms would be required for the Company to receive any such cash in the current year. The lenders under the Senior Secured Line will determine whether to agree to such an amendment based on their independent evaluation of their best interest, which in turn may depend on the Company's short-term liquidity and on the availability of consents and waivers from other lenders to the Company. The liquidity shortage identified in this report could adversely influence the willingness of all such lenders (under the Senior Secured Line and others) to grant such waivers or agree to such amendments.

         As to future securitization, there can be no assurance that the Company will have the liquidity or capital resources to enable it to post the reserves required for credit enhancement of such a transaction, or that the securitization markets will be receptive at the time that the Company seeks to engage in such a transaction.

         As to the intended sale of Contracts in the third quarter, although the Company plans to sell the remainder of its portfolio of Contracts held for sale, servicing-released, in the third quarter in transactions that would release cash to the Company, definitive agreements relating to such transactions have been executed only with respect to a portion of such Contracts. The lender to which such Contracts are pledged has declared a default under, and accelerated the indebtedness outstanding under, the related warehouse line of credit. The intended sales will not take place unless that lender receives assurances that it deems adequate that it will be repaid in full from the proceeds of such sales. The prospective purchasers might decline to purchase sufficient Contracts to repay such indebtedness, or the prices on which the Company and such purchasers may agree may be inadequate to provide for repayment in full of such indebtedness, or some combination of those factors may apply. As to the Contracts for which no definitive agreement has been reached, the prospective purchasers may decline to proceed with such transactions in their discretion, or the Company and the purchasers might be unable to reach mutually acceptable terms. Furthermore, the terms of the Company's Senior Secured Line and of the LLCP Notes require that such lenders consent to the Company's sale of such Contracts. The Company is in default with respect to its indebtedness to such lenders, which may adversely affect their willingness to grant such consents.

         As to defaults under existing indebtedness, the Company's ability to cure such defaults and ultimately repay such debt is dependent on the willingness of the various lenders and the Certificate Insurer to agree to a number of waivers and amendments. Although the lenders under the Company's Senior Secured Line, its warehouse line of credit, the LLCP Notes and certain other indebtedness may agree to grant such waivers and execute such amendments, their decisions will be determined by their evaluation of their own interest, and there can be no assurance that any such waivers will be granted. Certain of such lenders have indicated that their willingness to grant waivers or to agree to amendments (such as a re-scheduling of principal repayment) may be dependent on other lenders' or the Certificate Insurer's also agreeing to waive certain rights. There can be no assurance that such mutually acceptable agreements will be reached.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         The Company's funding strategy is largely dependent upon acquiring interest-bearing assets (the Contracts), issuing interest bearing asset-backed securities and incurring debt. Therefore, upward fluctuations in interest rates may adversely affect the Company's profitability, while downward fluctuations may improve the Company's profitability. The Company uses several strategies to minimize the risk of interest rate fluctuations, including offering only fixed rate contracts to obligors, regular sales of auto Contracts to the Trusts, and pre-funding securitizations, whereby the amount of asset-backed securities issued in a securitization exceeds the amount of Contracts initially sold to the Trusts. The proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the loans it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding. As the Company has not sold any Contracts in a securitization transaction, all strategies related to securitizations have not been applied in the current period.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On May 18, 1999, Kevin Gilmore commenced a lawsuit against the Company in the Superior Court of California, San Francisco County. The lawsuit alleges certain defects in repossession notices used by the Company in the State of California, and seeks injunctive relief, including "restitution" of an unspecified amount. The Company has not been required to respond to this lawsuit as of the date of this report, and has not yet evaluated the amount of "restitution" that it could be required to pay, should the plaintiff be successful. It is possible that such liability could be material. The Company plans to contests vigorously this litigation.

         On July 22, 1999, Bank of America commenced a lawsuit against the Company in the Superior Court of California, Orange County, seeking repayment of approximately $3 million advanced to the Company under an overdraft line of credit, plus interest, costs and attorneys' fees. The Company and Bank of America have entered into a settlement agreement, pursuant to which the Company shall repay all amounts owing, in specified installments through November 1999.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company's having incurred a loss in two consecutive quarters has placed it in default under its Senior Secured Line. The Company's failure to obtain at least $7.5 million of the $15.0 million of capital committed by SFSC has placed it in default under the LLCP Notes.

         On August 4, 1999, General Electric Capital Corporation ("GECC") notified the Company that GECC was declaring a default under the Company's warehouse line of credit, and that the approximately $69 million of indebtedness then outstanding was immediately due and payable. GECC declared there to be multiple defaults under the warehouse line, including (i) failure of SFSC to provide capital to the Company, (ii) outstanding indebtedness under the warehouse line in excess of borrowing base formula, and (iii) failure to deliver a covenant compliance certificate for the month of June 1999. The Company, as of the date of this report, has not been able to repay the warehouse indebtedness in favor of GECC; accordingly, the cross-default provisions of other outstanding indebtedness of the Company have been triggered. The Company is therefore also in default with respect to (i) $31.6 million of outstanding indebtedness in favor of a group of lenders represented by State Street Bank and Trust, and (ii) $30 million in total of indebtedness to Levine Leichtman Capital Partners, L.P. Furthermore, should such defaults not be cured within 30 days, the Company would also be in default with respect to (i) its $20 million of Rising Interest Subordinated Redeemable Securities due 2006, and (ii) its Participating Equity Notes (subordinated partially convertible debt securities) due 2004. There can be no assurance that the Company will be successful in curing its existing defaults or averting any such further defaults.

         The Company is seeking waivers and/or forbearance agreements from the lenders of all such defaulted indebtedness, but there can be no assurance that its efforts to obtain such waivers and/or forbearance agreements will be successful. Failure to obtain such waivers and/or forbearance agreements could have a material adverse effect on the Company's ability to continue its regular business operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of shareholders of the Company was held on May 26, 1999. At the meeting, each of the six nominees to the Board of Directors was elected for a one-year term by the shareholders. The directors elected were the incumbent members of the board, Charles E. Bradley, Sr., Charles E. Bradley, Jr., Thomas L. Chrystie, John G. Poole, William B. Roberts, and Robert A. Simms. The shareholders also approved each other proposal placed before the annual meeting. Such proposals were (i) approval of the issuance of a warrant initially exercisable to purchase 1,335,000 shares of common stock, granted as a condition of the issuance of $5 million of debt, and (ii) ratification of the appointment of KPMG LLP as independent auditors of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this report.

         10.40  Agreement dated May 20, 1999 for Sale of Contracts on a Flow
                Basis

         27     Financial Data Schedule

         During the quarter for which this report is filed, the Company filed three reports on Form 8-K. Such reports were dated April 15, May 15 and June 15, 1999. Each was filed solely to include as an exhibit thereto,
         Item 7, the Company's monthly Servicer Report with respect to certain securitization trusts. The assets of such trusts consist of automotive receivables serviced by the Company. No financial statements were filed with any of such reports.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CONSUMER PORTFOLIO SERVICES, INC.
                                      (Registrant)



Date:      August 23, 1999              /s/  Charles E. Bradley, Jr.
                                      ------------------------------------------
                                      Charles E. Bradley, Jr., Director,
                                      President, Chief Executive Officer
                                      (Principal Executive Officer)


Date:      August 23, 1999              /s/  James L. Stock
                                      ------------------------------------------
                                      James L. Stock, Acting Chief Financial
                                      Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX



10.40       Agreement dated May 20, 1999 for Sale of Contracts on a Flow Basis

27          Financial Data Schedule