Form 10-Q
period 1999-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 1999-11-15
CIK 889609

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

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 12, 1999, the registrant had 20,107,501 common shares outstanding.

--------------------------------------------------------------------------------
================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
           INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999


Part I.  Financial Information

     Item 1. Financial Statements


           Condensed consolidated balance sheets as of September 30,
           1999 and December 31, 1998.                                         3

           Condensed consolidated statements of operations for the three
           and nine month periods ended September 30, 1999 and 1998.           4

           Condensed consolidated statements of cash flows for the nine
           month periods ended September 30, 1999 and 1998.                    5

           Notes to condensed consolidated financial statements.               6


       Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                    13

       Item 3. Quantitative and Qualitative Disclosures about
       Market Risk                                                            21

Part II.  Other Information


       Item 3. Defaults Upon Senior Securities                                22

       Item 6. Exhibits and Reports on Form 8-K                               22


Signatures                                                                    23


PART I - FINANCIAL INFORMATION

                            CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       September 30,       December 31,
                                                                   -------------------  ------------------
                                                                           1999                 1998
                                                                           ----                 ----
ASSETS
Cash                                                               $              516   $            1,940
Restricted cash                                                                 1,661                1,619
Contracts held for sale (note 2)                                                4,564              165,582
Servicing fees receivable                                                       9,711               11,148
Residual interest in securitizations (note 3)                                 205,984              217,848
Furniture and equipment, net                                                    3,354                4,272
Deferred financing costs                                                        2,653                2,817
Investment in unconsolidated affiliates                                         1,501                4,145
Related party receivables                                                       1,032                3,268
Other assets                                                                   23,951               19,323
                                                                   -------------------  -------------------
                                                                   $          254,927   $          431,962
                                                                   ===================  ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable & accrued expenses                                $           14,947   $            9,267
Warehouse line of credit                                                           --              151,857
Taxes payable                                                                  10,484               29,068
Capital lease obligation                                                        1,669                2,132
Notes payable                                                                   3,401                2,557
Residual financing                                                             29,563               33,000
Subordinated debt                                                              70,000               65,000
Related party debt                                                             21,500               20,000
                                                                   -------------------  -------------------
                                                                              151,564              312,881

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                                         --                   --
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding                                        --                   --
Common stock, no par value; authorized
30,000,000 shares; 20,107,501 and 15,658,501 shares
issued and outstanding at September 30, 1999
and December 31, 1998, respectively                                            62,421               52,533
Retained earnings                                                              40,942               66,548
                                                                   -------------------  -------------------
                                                                              103,363              119,081

                                                                   -------------------  -------------------
                                                                   $          254,927   $          431,962
                                                                   ===================  ===================

     See accompanying notes to condensed consolidated financial statements


                            CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months Ended                       Nine Months Ended
                                                       September 30,                            September 30,
                                              ------------------------------------    -------------------------------------

                                                   1999                1998                 1999                1998
                                                   ----                ----                 ----                ----
REVENUES:
Gain (loss) on sale of contracts,
net (note 4)                                  $         (9,725)  $         15,313      $        (16,161)  $         34,650
Interest income (note 5)                                (5,312)            12,060                20,019             35,655
Servicing fees                                           6,288              6,899                22,235             17,891
Other income (loss)                                       (455)               305                (1,066)               886
                                              -----------------  -----------------     -----------------  -----------------
                                                        (9,204)            34,577                25,027             89,082
                                              -----------------  -----------------     -----------------  -----------------

EXPENSES:
Employee costs                                           7,062              8,333                23,156             20,684
General and administrative                               4,084              6,335                14,639             15,911
Interest                                                 5,912              5,958                23,586             14,487
Marketing                                                1,175              2,362                 4,162              4,895
Occupancy                                                  683                522                 2,127              1,501
Depreciation and amortization                              351                304                 1,245                906
Related party consulting fees                               88                 19                   263                 56
                                              -----------------  -----------------     -----------------  -----------------
                                                        19,355             23,833                69,178             58,440
                                              -----------------  -----------------     -----------------  -----------------
Income (loss) before income taxes                      (28,559)            10,744               (44,151)            30,642
Income taxes                                           (11,990)             4,506               (18,545)            12,876
                                              -----------------  -----------------     -----------------  -----------------
Net income (loss)                             $        (16,569)  $          6,238      $        (25,606)  $         17,766
                                              =================  =================     =================  =================


Earnings (loss) per share (note 6):
  Basic                                      $           (0.82)  $           0.40      $          (1.41)  $           1.16
  Diluted                                    $           (0.82)  $           0.38      $          (1.41)  $           1.08

Number of shares used in computing
earnings (loss) per share (note 6):
  Basic                                                 20,108             15,557                18,196             15,328
  Diluted                                               20,108             16,948                18,196             16,745


     See accompanying notes to condensed consolidated financial statements


                        CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                                                       Nine Months Ended
                                                                         September 30,
                                                              -------------------------------------
                                                                     1999                1998
                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $        (25,606)   $         17,766
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization                                       1,245                 906
     Amortization of NIRs                                               24,222              19,367
     Amortization of deferred financing costs                              475                 243
     Provision for credit losses                                         4,843              12,875
     NIR gains recognized                                                   --             (36,704)
     Gain on sale of subsidiary                                             --                 (56)
     Equity net (income) loss in unconsolidated affiliates               1,665                (617)
     Net deposits into trusts                                          (12,358)            (63,834)
     Changes in assets and liabilities:
       Restricted cash                                                     (42)                 --
       Purchases of contracts held for sale                           (306,725)           (895,581)
       Liquidation of contracts held for sale                          462,901             662,027
       Net change in warehouse lines of credit                        (151,857)            224,922
       Other assets                                                      6,358             (10,272)
       Accrued taxes and expenses                                      (12,904)             23,781
                                                              -----------------   -----------------
          Net cash used in operating activities                         (7,783)            (45,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment in unconsolidated affiliate            979                  --
   Related party receivables                                               (11)               (242)
   Repayment of related party receivables                                2,248                 707
   Investment in unconsolidated affiliate                                   --                 (65)
   Purchases of furniture and equipment                                    (33)             (1,833)
   Net cash from sale of subsidiary                                         --                 381
                                                              -----------------   -----------------
          Net cash provided by (used in) investing activities            3,183              (1,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in residual financing                                           --              33,000
   Issuance of related party debt                                        1,500               5,000
   Issuance of subordinated debt                                         5,000                  --
   Issuance of notes payable                                             1,395               2,461
   Repayment of residual financing debt                                 (3,438)                 --
   Repayment of capital lease obligations                                 (462)               (400)
   Repayment of notes payable                                             (551)               (502)
   Payment of financing costs                                             (312)                 --
   Issuance of common stock                                                 --               5,000
   Exercise of options and warrants                                         44                 542
                                                              -----------------   -----------------
          Net cash provided by financing activities                      3,176              45,101

                                                              -----------------   -----------------
Decrease in cash                                                        (1,424)             (1,128)

Cash at beginning of period                                              1,940               1,745
                                                              -----------------   -----------------
Cash at end of period                                         $            516    $            617
                                                              =================   =================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                              $         21,712    $         13,391
        Income taxes                                          $             43    $            860

Supplemental disclosure of non-cash investing and
  financing activities:
      Furniture and equipment acquired through capital leases $             --    $            839
      Issuance and revaluation of common stock warrants                  9,844                  --

      Sale of PIC Leasing, Inc.
          Net assets sold                                     $             --    $            705
          Net assets retained                                               --                (155)
          Gain on sale of subsidiary                                        --                  56
                                                              -----------------   -----------------
          Cash received from sale of subsidiary                             --                 606
          Less: cash relinquished upon disposition                          --                (225)
                                                              -----------------   -----------------
          Net cash received from sale of subsidiary           $             --    $            381
                                                              =================   =================

     See accompanying notes to condensed consolidated financial statements

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the operating results to be expected for the full year.

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

PRINCIPLES OF CONSOLIDATION

      The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Alton Receivables Corp., CPS Receivables Corp., CPS Marketing, Inc., CPS Funding Corporation., and CPS Warehouse Corp. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp. ("SAMCO"), LINC Acceptance Company, LLC ("LINC") and CPS Leasing, Inc., each of which is 80% owned by the Company. All significant intercompany transactions and balances have been eliminated. Investments in affiliates that are not majority owned are reported using the equity method. During the nine month period ended September 30, 1999, the Company terminated all operations of SAMCO and LINC.

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

CONTRACTS HELD TO MATURITY

      Contracts held to maturity are presented at fair market value and are included in other assets on the September 30, 1999, condensed consolidated balance sheet. Payments received on the $3.1 million balance of Contracts held to maturity are restricted to certain securitized pools, and the related Contracts cannot be resold.

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

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF CONTRACTS

       The Company historically has purchased Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. The Company has not sold Contracts in a securitization transaction since December of 1998, and there can be no assurance as to when the Company next will do so. The securitizations generally have been structured as follows:
First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in an amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased materially in 1998 and have recently been decreased by agreement. See note 7 - "Liquidity" for a discussion of certain pre-conditions to the effectiveness of such decrease.

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

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

       In future periods, the Company could recognize additional revenue from the Residuals if the actual performance of the Contracts were to be better than the original estimate, or the Company could increase the estimated fair value of the Residuals. If the actual performance of the Contracts were to be worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. Due to the inherent uncertainty of the future performance of the underlying Contracts, the Company during 1998 established a $7.8 million allowance for losses on the Residuals, which did not change during the nine month period ended September 30, 1999.


 (2)  CONTRACTS HELD FOR SALE

         The following table presents the components of Contracts held for sale:
                                                            September 30, 1999      December 31, 1998
                                                            ------------------     -------------------
                                                                         (in thousands)
Gross receivable balance..................................  $           7,248      $          183,876
Unearned finance charges..................................               (194)                (10,949)
Deferred acquisition fees and discounts...................               (313)                 (4,594)
Allowance for credit losses...............................             (2,177)                 (2,751)
                                                            ------------------     -------------------
Net contracts held for sale...............................  $           4,564      $          165,582
                                                            ==================     ===================


(3)  RESIDUAL INTEREST IN SECURITIZATIONS

         The following table presents the components of the residual interest in securitizations:

                                                                             September 30, 1999    December 31, 1998
                                                                             ------------------    ------------------
                                                                                        (in thousands)
Cash, commercial paper, US government securities and other qualifying
investments (Spread Account)............................................     $         145,057     $         130,394
NIRs....................................................................                30,578                54,800
Over collateralization..................................................                30,187                31,836
Funds held by investor..................................................                    --                   480
Investment in subordinated certificates ................................                   162                   338
                                                                             ------------------    ------------------
Residual interest in securitizations:...................................     $         205,984     $         217,848
                                                                             ==================    ==================

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


         The following table presents the activity of the NIRs:

                                              Three Months Ended September 30,           Nine Months Ended September 30,
                                           --------------------------------------    -------------------------------------
                                                1999                  1998                 1999                1998
                                           -----------------    -----------------    -----------------   -----------------
                                                      (in thousands)                            (in thousands)
Balance, beginning of period...........    $         40,010     $         57,573     $         54,800    $         45,112
NIR gains recognized...................                  --               13,819                   --              36,704
Amortization of NIRs...................              (9,432)              (8,943)             (24,222)            (19,367)
                                           -----------------    -----------------    -----------------   -----------------
Balance, end of period.................    $         30,578     $         62,449     $         30,578    $         62,449
                                           =================    =================    =================   =================

         The following table presents estimated remaining undiscounted credit losses included in the fair value estimated of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                 September 30, 1999    December 31, 1998
                                                                 ------------------    ------------------
                                                                               (in thousands)
Undiscounted estimated credit losses...........................  $          95,477     $         169,110
                                                                 ==================    ==================
Servicing subject to recourse provisions.......................  $         947,989     $       1,362,801
                                                                 ==================    ==================
Undiscounted estimated credit losses as percentage of
       servicing subject to recourse provisions................             10.07%                12.41%
                                                                 ==================    ==================

(4)  GAIN ON SALE OF CONTRACTS

         The following table presents components of net gain (loss) on sale of
Contracts:
                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                        September 30,
                                                   ---------------------------------    --------------------------------
                                                       1999                1998               1999              1998
                                                   --------------     --------------    --------------    --------------
                                                            (in thousands)                      (in thousands)
Gains (loss) recognized on sale........            $      (8,644)     $      13,820     $     (17,917)    $      36,704
Deferred acquisition fees and discounts                    1,745              5,528             7,596            13,839
Expenses related to sales..............                     (576)            (1,164)             (997)           (3,018)
Provision for credit losses............                   (2,250)            (2,871)           (4,843)          (12,875)
                                                   --------------     --------------    --------------    --------------
Net gain (loss) on sale of contracts...            $      (9,725)     $      15,313     $     (16,161)    $      34,650
                                                   ==============     ==============    ==============    ==============

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 (5)  INTEREST INCOME

         The following table presents the components of interest income:

                                                          Three Months Ended                    Nine Months Ended
                                                             September 30,                        September 30,
                                                   ---------------------------------    --------------------------------
                                                       1999                1998               1999              1998
                                                   --------------     --------------    --------------    --------------
                                                            (in thousands)                      (in thousands)
Interest on Contracts held for sale                $       3,695      $      12,236     $      28,213     $      30,868
Residual interest income.........                            425              8,766            16,028            24,154
Amortization of NIRs.............                         (9,432)            (8,942)          (24,222)          (19,367)
                                                   --------------     --------------    --------------    --------------
Net interest income (loss).......                  $      (5,312)     $      12,060     $      20,019     $      35,655
                                                   ==============     ==============    ==============    ==============

(6)  EARNINGS (LOSS) PER SHARE

         Diluted loss per share for the three and nine month periods ended September 30, 1999, was calculated using the weighted average number of shares outstanding for the related period. Diluted earnings per share for the three and nine month periods ending September 30, 1998, was calculated using the weighted average number of diluted common shares outstanding including common stock equivalents, which consist of certain outstanding dilutive stock options and warrants and incremental shares attributable to conversion of certain subordinated debt. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 1999 and 1998:

                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                        September 30,
                                                            ---------------------------------    --------------------------------
                                                                 1999                1998               1999              1998
                                                            --------------     --------------    --------------    --------------
                                                                     (in thousands)                      (in thousands)
Weighted average number of common shares outstanding
   during the period used to compute basic earnings per
   share..................................................         20,108             15,557            18,196            15,328
Incremental common shares attributable to exercise of
   outstanding options and................................             --                240                --               535
Incremental common shares attributable to conversion of
subordinated debt.........................................             --              1,151                --               882
                                                            --------------     --------------    --------------    --------------
Number of common shares used to compute diluted earnings
(loss) per share..........................................         20,108             16,948            18,196            16,745
                                                            ==============     ==============    ==============    ==============

         If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in diluted loss per share calculation for the three and nine month periods ended September 30, 1999, would have included an additional 2,000 and 16,000, respectively, from outstanding stock options and warrants and an additional 2.4 million from incremental shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 22.5 million diluted shares for the three month period ending September 30, 1999 and 20.6 million diluted shares for the nine month period ending September 30, 1999.


(7)  LIQUIDITY

         The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities have been proceeds from the sales of Contracts, amounts borrowed under its various warehouse lines, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under its various warehouse lines, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes. As a result, the Company has been dependent on its warehouse lines of credit to purchase Contracts, and on the availability of capital from outside sources in order to finance its continued operations. As of the date of this report, the Company is not party to any warehouse line of credit, and did not receive any material releases of cash from Spread Accounts from June 1998 through October 1999. The inability to borrow and the lack of releases have resulted in a liquidity deficiency. The Company has begun to remedy that deficiency, as is discussed below following a review of the operating sources and uses of cash for the nine month period ended September 30, 1999.

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

         Net cash used in operating activities was $7.8 million during the nine month period ended September 30, 1999, compared to $45.2 million for the nine month period ended September 30, 1998. Net cash deposited into trusts was $12.4 million, a decrease of $51.5 million, or 80.6%, over net cash deposited into trusts in the nine month period ended September 30, 1998.

         During the nine month period ended September 30, 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts, compared to $36.3 million used during the nine month period ended September 30, 1998. Cash used for subsequent deposits to Spread Accounts for the nine month period ended September 30, 1999, was $21.1 million, a decrease of $23.2 million, or 52.4%, over cash used for subsequent deposits to Spread Accounts in the nine month period ended September 30, 1998. Cash released from Spread Accounts for the nine month period ended September 30, 1999, was $8.7 million, a decrease of $8.0 million, or 47.9%, over cash released from Spread Accounts in the nine month period ended September 30, 1998. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

         As of September 30, 1999, 17 of the 21 Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Servicing Agreements. Accordingly, pursuant to the Servicing Agreements, the specified levels applicable to the Company's Spread Accounts were increased. Due to cross collateralization provisions of the Servicing Agreements, the increased specified levels have been applicable to 19 of the Company's 21 Trusts. The higher requisite Spread Account levels ranged from 30% of the outstanding principal balance of the Certificates issued by the related Trusts up to an unlimited amount. In addition to requiring higher Spread Account levels, the Servicing Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a monthly basis by the Certificate Insurer. Increased specified levels for the Spread Accounts have been in effect from time to time in the past, including the entire period from June 1998 to September 1999. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to a higher level. Due to the increase in the Spread Account requirements, there were no significant releases of cash from the Trusts from June 1998 through September 1999. Funding such balance increases has materially increased the Company's capital requirements, while the absence of cash releases has materially decreased its liquidity. As a result of the increased specified levels applicable to the Spread Accounts, approximately $51.0 million of cash that would otherwise have been available to the Company had been delayed and retained in the Spread Accounts as of September 30, 1999. A portion of such cash was subsequently released to the Company, as discussed below.

         The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases, discussed below) the required level of initial Spread Account deposits, and the extent to which the Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. As noted above, the absence of any significant releases of cash from Spread Accounts since June 1998 had materially impaired the Company's ability to meet such capital requirements. To reduce its capital requirements and to meet those requirements, the Company in November 1998 began to implement a three-part plan: the plan includes (i) issuance of debt and equity securities, (ii) agreements with the Certificate Insurer to reduce the level of initial Spread Account deposits, and to reduce the maximum levels of the Spread Accounts, and (iii) a reduction in the rate of Contract purchases.

         As the first step in the plan, the Company in November 1998 and April 1999 issued $25.0 million and $5.0 million, respectively, of subordinated promissory notes (collectively, the "LLCP Notes"), to Levine Leichtman Capital Partners, L.P. ("LLCP"). The LLCP Notes are due in 2004, and bear interest at the rate of 14.5% per annum. Net proceeds received from the issuances were approximately $28.5 million. In conjunction with the LLCP Notes, the Company issued warrants to purchase up to 4,450,000 shares of common stock at $0.01 per share, 3,115,000 and 1,334,000 of which were exercised in April 1999 and May 1999, respectively. The effective cost of this new capital represents a material increase in the cost of capital to the Company. As part of the agreements for issuance of the LLCP Notes, Stanwich Financial Services Corp. ("SFSC") agreed to purchase an additional $15.0 million of notes (at least $7.5 million by July 31, 1999 and the remainder by August 31, 1999), and the Company agreed to sell such notes. The chairman and the president of the Company are the principal shareholders of SFSC, and the Company's chairman is the chief executive officer of SFSC. The terms of such additional notes are to be not less favorable to the Company than (i) those that would be available in a transaction with a non-affiliate, and (ii) those applicable to the LLCP Notes. Sale of such additional notes would likely therefore involve some degree of equity participation, which could be dilutive to other holders of the Company's common stock. SFSC's commitment in turn has been collateralized by certain assets pledged by the chairman of the Company's board of directors and the president of the Company. Additionally, $5.0 million of the LLCP Notes have been personally guaranteed by the chairman of the Company's board of directors and the president of the Company. As of the date of this report, SFSC has purchased $1.5 million of such additional notes, on the same terms applicable to the LLCP notes, but subordinated to the LLCP Notes and to the Company's outstanding public debt.

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

        The Company has entered into an amendment agreement (the "Amendment"), which fixes the amount of cash to be retained in the Spread Accounts for 19 of the Company's 21 securitization Trusts. The amended level is 21% of the outstanding principal balance of the Certificates issued by such Trusts, computed on a pool by pool basis. The 21% level is subject to adjustment to reflect overcollateralization, and with respect to older Trusts that have amortized the Certificate balance to the extent that minimum levels are applicable.

         In the event of certain defaults by the Company, the specified level applicable to such Spread Accounts could increase to an unlimited amount, but such defaults are narrowly defined, and the Company does not anticipate suffering such defaults. The Amendment by its terms is applicable from September 1999 onward, and on November 3, 1999, the necessary signatures and conditions were satisfied to make the Amendment effective. The Company on November 4, 1999, received its first material release of cash from the securitized portfolio pursuant to the terms of the Amendment. The releases of cash are expected to continue and to vary in amount from month to month. There can be no assurance that such releases of cash will continue in the future.

        As a third part of its plan, the Company reduced its planned level of Contract purchases initially to not more than $200.0 million per quarter beginning November 1998. In the first quarter of 1999, the Company purchased $158.0 million of Contracts. During the second quarter of 1999, the Company purchased $59.1 million of Contracts, of which $20.3 million was on a flow basis, as discussed below. During the third quarter of 1999, the Company purchased $89.6 million of Contracts, all of which was on a flow basis, and expects to purchase Contracts only on a flow basis in the remainder of 1999. The reduction in the amount of Contracts purchased for the Company's own account has materially reduced the Company's capital requirements.

         Since late May 1999, the Company has purchased Contracts from Dealers without use of warehouse lines of credit, in a "flow purchase" arrangement with a third party. Under the flow purchase arrangement, the Company purchases Contracts from Dealers and sells such Contracts outright to the third party.

         Purchase of Contracts on a flow basis, as compared with purchase of Contracts for the Company's own account, has materially reduced the Company's cash requirements. The Company's plan for meeting its immediate liquidity needs is (1) to increase the quantity of Contracts that it purchases and sells on a flow basis, thus increasing the fees that it receives in connection with such purchases and sales, and (2) to continue to receive releases of cash from its Spread Accounts, pursuant to the Amendment, which became effective on November 3, 1999. There can be no assurance that this plan will be successful.

        During the second and third quarters, the Company sold, on a servicing released basis, $318.0 million of its Contracts held for sale. The remaining Contracts held for sale represent Contracts that did not meet the criteria for the various sales occurring in the second and third quarters. The Company's ability to increase the quantity of Contracts that it purchases and sells on a flow basis will be subject to general competitive conditions and other factors. Although the Company has continued to increase the amount of Contracts purchased and sold on a flow basis, there can be no assurance that the current level of flow production can be maintained or increased.

        Obtaining release of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash in excess of the amended specified levels. There can be no assurance that collections from the related trusts will generate cash in excess of the amended specified levels.

(8)      COMMITMENTS AND CONTINGENCIES

         On July 22, 1999, Bank of America commenced a lawsuit against the Company in the Superior Court of California, Orange County, seeking repayment of approximately $3 million advanced to the Company under an overdraft line of credit, plus interest, costs and attorneys' fees. The Company and Bank of America have entered into a settlement agreement, pursuant to which the Company shall repay all amounts owing, in specified installments through November 1999. The Company is in compliance with the settlement agreement as of the date of this report.

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

         The major components of the Company's revenue are gains or losses recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold in securitizations, interest earned on Contracts held for sale, and fees earned upon sale of Contracts that were purchased on a flow basis. Because the servicing fees are dependent in part on the collections received on sold Contracts, the Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations.

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

         First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Servicing Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased materially in 1998. Effective November 3, 1999, as applied to monthly measurement dates from September 1999 onward, the specified levels have decreased, as is discussed under the heading "Liquidity and Capital Resources."

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

         The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Servicing Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their specified levels. Pursuant to certain Servicing Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create over-collateralization, that is, to reduce the aggregate principal balance of outstanding Certificates below the aggregate principal amount of the related automotive receivables. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Servicing Agreements. Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals.

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

         The structure described above is applicable to securitization transactions conducted at least once quarterly from June 1994 through December 1998. The Company did not sell any Contracts in securitization transactions during the nine month period ended September 30, 1999, and there can be no assurance as to when it will next sell Contracts using the structure described above.

         During the nine months ended September 30, 1999, the Company has changed its basic system of doing business. Previously, the Company would acquire Contracts for its own account, borrowing from 88% to 97% of the principal balance of such Contracts under "warehouse" lines of credit. Periodically (approximately once every quarter) the Company would then sell most or all of the recently acquired Contracts in a securitization transaction as described above. In such a sale, the Company would retain (1) a residual ownership interest in the Contracts sold, (2) the obligation to service the Contracts sold, and (3) the right to receive servicing fees. At the end of March 1999, the Company learned that it would be unable to sell Contracts in securitization transactions for an indeterminate period. Accordingly, the Company commenced purchasing Contracts for immediate re-sale to a third party, which third party purchases the Contracts in turn on a daily basis. In this arrangement, the Company retains no residual interest in the Contracts, has no servicing obligation, and receives no servicing fee. For its services in acquiring Contracts for purchase, the Company receives a per-Contract fee from the third party.


RESULTS OF OPERATIONS

The three month period ended September 30, 1999 compared to the three month
---------------------------------------------------------------------------
period ended September 30, 1998
-------------------------------

         REVENUES. During the three months ended September 30, 1999, revenues decreased $43.8 million, or 126.6%, compared to the three month period ended September 30, 1998. Gain on sale of Contracts decreased by $25.0 million, or 163.5%, from a $15.3 million gain on sale in the third quarter of 1998 to a $9.7 million loss in the third quarter of 1999. The change in gain on sale from positive to negative is due to the Company selling Contracts only on a servicing released basis and thus not recording any NIR gains during the period, as well as to selling Contracts at a loss. During the three month period ended September 30, 1999, the Company sold $83.8 million of Contracts on a servicing released basis, that is, with no residual interest retained, with no servicing obligation, and with no right to receive a servicing fee. Those sales resulted in a net loss of approximately $11.3 million. Expenses of approximately $576,000 were incurred related to previous securitization transactions, including the amortization of a warrant issued to the Certificate Insurer in November 1998. In addition, for the three month periods ended September 30, 1999 and 1998, the Company charged against gain on sale $2.3 million and $2.9 million, respectively, of provision for losses on Contracts held for sale.

         Interest income decreased by $17.4 million, or 144.1%, from positive interest income of $12.1 million in the third quarter of 1998 to negative interest income of $5.3 million in the third quarter of 1999. Interest income consists of interest earned on Contracts held for sale and residual interest income earned on the Company's securitized portfolio, and is offset by amortization of the NIRs. The principal factors leading to the decrease in interest income were that the Company held fewer Contracts for sale, which reduces interest earned on such Contracts, and that the Company did not, in the most recent quarter, securitize any Contracts. It has been the Company's experience that residual interest income is greatest early in the term of a securitized pool. An increase in the amortization of NIRs in accordance with the seasoning of the underlying securitized pools, as compared to the same period in the prior year, also had an adverse effect on interest income. Due to the absence of new pools of securitized Contracts that could be expected to contribute materially to residual interest income, and a further decrease in Contracts held for sale, interest income can be expected to decrease further in future quarters.

         Servicing fees decreased by approximately $611,000, or 8.9%, and represented 68.3% of total revenues. The decrease in servicing fees is due to the decrease in the servicing portfolio. As of September 30, 1999, the Company was earning servicing fees on 101,383 sold Contracts with aggregate outstanding principal balances approximating $948.0 million, compared to 110,945 Contracts with aggregate outstanding principal balances approximating $1,175.7 million as of September 30, 1998. In addition to the $948.0 million in sold Contracts, on which servicing fees were earned, the Company was holding for sale and servicing an additional $7.1 million in Contracts, for an aggregate total servicing portfolio of $955.1 million. The Company is not currently acquiring Contracts for its servicing portfolio. In addition, those Contracts that remain in the Company's servicing portfolio are self-amortizing, and the aggregate principal balance of the servicing portfolio therefore decreases over time. Accordingly, the Company expects that its servicing portfolio will continue to decrease, and that servicing fees to be earned will therefore also decrease, at least through the remainder of 1999, and until such time as the Company is again acquiring Contracts for its own servicing portfolio. There can be no assurance as to when the Company may be able to do so.

         EXPENSES. During the three month period ended September 30, 1999, operating expenses decreased $4.5 million, or 18.8%, compared to the three month period ended September 30, 1998. Employee costs decreased by $1.3 million, or 15.3%, and represented 36.5% of total operating expenses. The decrease is due to reductions in staff in accordance with the decrease in the Company's servicing portfolio and originations volume. General and administrative expenses decreased by $2.3 million, or 35.5%, and represented 21.1% of total operating expenses.

         Interest expense decreased approximately $46,000, or 0.8%, and represented 30.6% of total operating expenses. See "Liquidity and Capital Resources." The decrease is primarily due to the decrease in the Company's warehouse lines of credit and reduction of the principal balance of senior secured debt (the "Senior Secured Line"). The warehouse lines of credit were paid down in their entirety as of September 30, 1999, compared to an outstanding balance of $286.6 million at September 30, 1998. The outstanding balance of the Senior Secured Line was $29.6 million at September 30, 1999, compared to $33.0 million at September 30, 1998.

         The Company expects to hold for sale fewer Contracts in the remainder of 1999 and the first part of 2000 than it held, on average, through the first three quarters of 1999, which would be expected to result in a decrease in interest earned on Contracts held for sale, and a decrease in interest expense incurred. Beyond the first two quarters of 2000, it is not possible to estimate the quantity of Contracts that the Company may hold for sale.


The nine month period ended September 30, 1999, compared to the nine month
--------------------------------------------------------------------------
period ended September 30, 1998
-------------------------------

         REVENUES. During the nine months ended September 30, 1999, revenues decreased $64.1 million, or 71.9%, compared to the nine month period ended September 30, 1998. Net gain on sale of Contracts decreased by $50.8 million, or 146.6%, for the nine month period ended September 30, 1999. The change in gain on sale from positive to negative is due to the Company selling Contracts only on a servicing released basis and thus not recording any NIR gains during the period, as well as to selling Contracts at a loss. During the nine month period ended September 30, 1999, the Company sold $318.0 million of Contracts on a servicing released basis, resulting in a loss of $17.6 million.

         Interest income decreased by $15.6 million, or 43.9%, and represented 80.0% of total revenues for the nine month period ended September 30, 1999. The decrease is primarily due to a lower average balance of Contracts held for sale, decrease in residual interest income primarily due to the absence of any new securitizations, and an increase in the amortization of NIRs during the nine month period ending September 30, 1999.

         Servicing fees increased by $4.3 million, or 24.3%, and represented 88.9% of total revenues. The increase in servicing fees is due to the increase in the Company's average servicing portfolio over the prior year's period.

         EXPENSES. During the nine month period ended September 30, 1999, operating expenses increased $10.7 million, or 18.4%, compared to the nine month period ended September 30, 1998. Employee costs increased by $2.5 million, or 12.0%, and represented 33.5% of total operating expenses. The increase is due to the fact that on average, there were more staff on hand for the nine month period ended September 30, 1999, than in the same period in the prior year. The higher staff levels were necessary to accommodate the increase in the Company's average servicing portfolio during the first two quarters of 1999. General and administrative expenses decreased by $1.3 million, or 8.0%, and represented 21.2% of total operating expenses. The decrease in general and administrative expenses is primarily due to decreases in telecommunications, stationery, credit reports and other related items as a result of the decrease in the Company's originations volume.

         Interest expense increased $9.1 million, or 62.8%, and represented 34.1% of total operating expenses. See "Liquidity and Capital Resources." The increase is primarily due to the interest paid on an additional $35.0 million in subordinated debt securities and amounts borrowed under the Senior Secured Line. Most of such debt was issued by the Company at various times after September 30, 1998, or had a higher outstanding balance during 1999. Interest expense has also been increased by the Company being required to pay higher interest rates on borrowed money in the current period, as compared with the prior year's period.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities have been proceeds from the sales of Contracts, amounts borrowed under its various warehouse lines, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under its various warehouse lines, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes. As a result, the Company has been dependent on its warehouse lines of credit to purchase Contracts, and on the availability of capital from outside sources in order to finance its continued operations. As of the date of this report, the Company is not party to any warehouse line of credit, and did not receive any material releases of cash from Spread Accounts from June 1998 through October 1999. The inability to borrow and the lack of releases have resulted in a liquidity deficiency. The Company has begun to remedy that deficiency, as is discussed below following a review of the operating sources and uses of cash for the nine month period ended September 30, 1999.

         Net cash used in operating activities was $7.8 million during the nine month period ended September 30, 1999, compared to $45.2 million for the nine month period ended September 30, 1998. Net cash deposited into trusts was $12.4 million, a decrease of $51.5 million, or 80.6%, over net cash deposited into trusts in the nine month period ended September 30, 1998.

         During the nine month period ended September 30, 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts, compared to $36.3 million used during the nine month period ended September 30, 1998. Cash used for subsequent deposits to Spread Accounts for the nine month period ended September 30, 1999, was $21.1million, a decrease of $23.2million, or 52.4%, from cash used for subsequent deposits to Spread Accounts in the nine month period ended September 30, 1998. Cash released from Spread Accounts for the nine month period ended September 30, 1999, was $8.7 million, a decrease of $8.0 million, or 47.9%, from cash released from Spread Accounts in the nine month period ended September 30, 1998. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

         As of September 30, 1999, 17 of the 21 Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Servicing Agreements. Accordingly, pursuant to the Servicing Agreements, the specified levels applicable to the Company's Spread Accounts were increased. Due to cross collateralization provisions of the Servicing Agreements, the increased specified levels have been applicable to 19 of the Company's 21 Trusts. The higher requisite Spread Account levels ranged from 30% of the outstanding principal balance of the Certificates issued by the related Trusts up to an unlimited amount. In addition to requiring higher Spread Account levels, the Servicing Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a monthly basis by the Certificate Insurer. Increased specified levels for the Spread Accounts have been in effect from time to time in the past, including the entire period from

June 1998 to September 1999. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to a higher level. Due to the increase in the Spread Account requirements, there were no significant releases of cash from the Trusts from June 1998 through September 1999. Funding such balance increases has materially increased the Company's capital requirements, while the absence of cash releases has materially decreased its liquidity. As a result of the increased specified levels applicable to the Spread Accounts, approximately $51.0 million of cash that would otherwise have been available to the Company had been delayed and retained in the Spread Accounts as of September 30, 1999. A portion of such cash was subsequently released to the Company, as discussed below.

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

         As the first step in the plan, the Company in November 1998 and April 1999 issued $25.0 million and $5.0 million, respectively, of subordinated promissory notes (collectively, the "LLCP Notes"), to Levine Leichtman Capital Partners, L.P. ("LLCP"). The LLCP Notes are due in 2004, and bear interest at the rate of 14.5% per annum. Net proceeds received from the issuances were approximately $28.5 million. In conjunction with the LLCP Notes, the Company issued warrants to purchase up to 4,450,000 shares of common stock at $0.01 per share, 3,115,000 and 1,334,000 of which were exercised in April 1999 and May 1999, respectively. The effective cost of this new capital represents a material increase in the cost of capital to the Company. As part of the agreements for issuance of the LLCP Notes, Stanwich Financial Services Corp. ("SFSC") agreed to purchase an additional $15.0 million of notes (at least $7.5 million by July 31, 1999, and the remainder by August 31, 1999), and the Company agreed to sell such notes. The chairman and the president of the Company are the principal shareholders of SFSC, and the Company's chairman is the chief executive officer of SFSC. The terms of such additional notes are to be not less favorable to the Company than (i) those that would be available in a transaction with a non-affiliate, and (ii) those applicable to the LLCP Notes. Sale of such additional notes would likely therefore involve some degree of equity participation, which could be dilutive to other holders of the Company's common stock. SFSC's commitment in turn has been collateralized by certain assets pledged by the chairman of the Company's board of directors and the president of the Company. Additionally, $5.0 million of the LLCP Notes have been personally guaranteed by the chairman of the Company's board of directors and the president of the Company. As of the date of this report, SFSC has purchased $1.5 million of such additional notes, on the same terms applicable to the LLCP Notes, but subordinated to the LLCP Notes and to the Company's outstanding public debt.

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

        The Company has entered into an amendment agreement (the "Amendment"), which fixes the amount of cash to be retained in the Spread Accounts for 19 of the Company's 21 securitization Trusts. The amended level is 21% of the outstanding principal balance of the Certificates issued by such Trusts, computed on a pool by pool basis. The 21% level is subject to adjustment to reflect overcollateralization, and with respect to older Trusts that have amortized the Certificate balance to the extent that minimum levels are applicable.

         In the event of certain defaults by the Company, the specified level applicable to such Spread Accounts could increase to an unlimited amount, but such defaults are narrowly defined, and the Company does not anticipate suffering such defaults. The Amendment by its terms is applicable from September 1999 onward, and on November 3, 1999, the necessary signatures and conditions were satisfied to make the Amendment effective. The Company on November 4, 1999, received its first material release of cash from the securitized portfolio pursuant to the terms of the Amendment. The releases of cash are expected to continue and to vary in amount from month to month. There can be no assurance that such releases of cash will continue in the future.

         As a third part of its plan, the Company reduced its planned level of Contract purchases initially to not more than $200.0 million per quarter beginning November 1998. In the first quarter of 1999, the Company purchased $158.0 million of Contracts. During the second quarter of 1999, the Company purchased $59.1 million of Contracts, of which $20.3 million was on a flow basis, as discussed below. During the third quarter of 1999, the Company purchased $89.6 million of Contracts, all of which was on a flow basis, and expects to purchase Contracts only on a flow basis for the remainder of 1999, and until the Company is able to identify appropriate sources of capital to acquire and hold Contracts for the Company's own account. The reduction in the amount of Contracts purchased for the Company's own account has materially reduced the Company's capital requirements.

         Since late May 1999, the Company has purchased Contracts from Dealers without use of warehouse lines of credit, in a "flow purchase" arrangement with a third party. Under the flow purchase arrangement, the Company purchases Contracts from Dealers and sells such Contracts outright to the third party.

         Purchase of Contracts on a flow basis, as compared with purchase of Contracts for the Company's own account, has materially reduced the Company's cash requirements. The Company's plan for meeting its immediate liquidity needs is (1) to increase the quantity of Contracts that it purchases and sells on a flow basis, thus increasing the fees that it receives in connection with such purchases and sales, and (2) to continue to receive releases of cash from its Spread Accounts, pursuant to the Amendment, which became effective on November 3, 1999. There can be no assurance that this plan will be successful.

         During the second and third quarters, the Company sold, on a servicing released basis, $318.0 million of its Contracts held for sale. The remaining Contracts held for sale represent Contracts that did not meet the criteria for the various sales occurring in the second and third quarters. The Company's ability to increase the quantity of Contracts that it purchases and sells on a flow basis will be subject to general competitive conditions and other factors. Although the Company has continued to increase the amount of Contracts purchased and sold on a flow basis, there can be no assurance that the current level of flow production can be maintained or increased.

        Obtaining release of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash in excess of the amended specified levels. There can be no assurance that collections from the related trusts will generate cash in excess of the amended specified levels.

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

         The second phase of the Company's testing consisted of testing all personal computers for compliance. An outside specialist was engaged to administer the testing of hardware and software. This testing was completed in April 1999. Corrective measures have been put into place for any personal computer and its software not in compliance at that time.

         The third and final phase consisted of identifying key vendors of the Company's operations and requesting that those vendors complete a Year 2000 compliance questionnaire. The Company has collected and confirmed the Y2K readiness of key vendors. In addition, the Company has established back-up vendors should the primary vendors have temporary work stoppages.

         COSTS. As the majority of the testing was performed internally by the Company's information systems department, the Company estimates the costs to complete all phases of testing, including any necessary modifications, to be insignificant to the results of operations.

         At this time, the risks associated with the Company's Year 2000 issues internally have been identified and corrected. Through the Company's plan of analysis and identification, it expects to identify substantially all of its Year 2000 related risks. Although the risks have not been completely identified, the Company believes that the most realistic worst case scenario would be that the Company would suffer from full or intermittent power outages at some or all of its locations. Depending upon the locations affected and estimated duration, this would entail recovery of the main application server systems at other locations and or move to manual processes. Manual processes have been developed as part of the overall contingency plan. In relation to this, complete system data dumps are scheduled to take place prior to the millennium date change to ensure access to all Company mission critical data should any system not be accessible for any reason.


FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q contains certain "forward-looking statements," including, without limitation, the statements to the effect that the Company (i) plans to securitize Contracts in the future, and (ii) expects that forbearances and waivers will be granted, and amendments agreed to, with respect to defaults under existing indebtedness. Such plans and expectations are based on the Company's assessment of the decisions likely to be made by third parties, over which the Company has no control.

         Specifically, the reader should bear in mind the following considerations: As to future securitizations, there can be no assurance that the Company will have the liquidity or capital resources to enable it to post the reserves required for credit enhancement of such transactions, or that the securitization markets will be receptive at the time that the Company seeks to engage in such transactions.

         As to defaults under existing indebtedness, the Company's ability to cure such defaults and ultimately repay such debt is dependent on the willingness of the various lenders to agree to a number of waivers and amendments. Although the lenders under the Senior Secured Line have agreed to forbear from exercising their remedies with respect to such indebtedness, provided that the Company meets the payment schedule and other conditions set forth in such agreement, it is possible that the Company could fail to meet such terms. Such a possibility could be realized, for example, if the Company were forced to pay material unexpected expenses during the repayment period specified in the agreement with the senior secured lenders. Payment of such expenses, in turn, could leave the Company unable to repay the senior secured lenders on the agreed schedule. A material decrease in collections on the Company's securitized portfolio could also result in the Company being unable to meet that schedule. With respect to the LLCP Notes, the Company, as of the date of this report, is in negotiations with LLCP (the holder of such Notes) regarding possible waivers and amendments that would allow the Company to comply fully with the amended terms. There can be no assurance that such negotiations will result in an agreement. Although LLCP may agree to grant such waivers and execute such amendments, its decisions will be determined by LLCP's evaluation of its own interest, and there can be no assurance that any such waivers will be granted or amendments agreed to.

         In addition to the statements identified above, descriptions of the Company's business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding the future activities and results of operations of the Company. Actual results may be adversely affected by various factors including the following: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated; changes in interest rates, or adverse changes in the market for securitized receivables pools, either of which could restrict the Company's ability to obtain cash for new Contract originations and purchases; increases in the amounts required to be set aside in Spread Accounts or to be expended for other forms of credit enhancement to support future securitizations; the unavailability of warehouse lines of credit which the Company plans to use to accumulate Contracts for securitization transactions; increased competition from other automobile finance sources; reduction in the number and amount of acceptable Contracts submitted to the Company by its automobile Dealer network; changes in government regulations affecting consumer credit; and other economic, financial and regulatory factors beyond the Company's control.

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

PART II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company's having incurred a loss in two consecutive quarters, and other events, have placed it in default under its Senior Secured Line. The Company's failure to obtain the $15.0 million of capital committed by SFSC, late payment of monthly interest of $375,000, and certain other events, have placed it in default under the LLCP Notes.

         The Company has reached an agreement with the lenders under the Senior Secured Line under which such lenders agree to refrain from exercising their remedies occasioned by such default, and under which the Company and such lenders agree to a repayment schedule with respect to all indebtedness under the Senior Secured Line. Such repayment schedule is somewhat less rapid than the schedule that was required in the original agreement creating the Senior Secured Line, and the Company anticipates that it will be able to make all required payments to the lenders under the Senior Secured Line. There can be no assurance that the Company will be able to make all such payments as scheduled.

         The Company is in discussions with LLCP regarding possible waivers of defaults and amendments of the existing agreements concerning the LLCP Notes. There can be no assurance that such discussions will result in waivers or in the cure of all applicable defaults. Failure to obtain such waivers could have a material adverse effect on the Company's ability to continue its regular business operations.

         A previously reported default with respect to approximately $69 million of warehouse indebtedness in favor of General Electric Capital Corporation has been cured. The Company cured that default by selling, in a series of transactions in August 1999, substantially all of the collateral securing such indebtedness. To the extent that such sales yielded proceeds in excess of such indebtedness, the Company has used such excess to meet a portion of its liquidity requirements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         10.41    Amendment and Forbearance Agreement.

         27       Financial Data Schedule

(b) During the quarter for which this report is filed, the Company filed two reports on Form 8-K. Such reports were dated July 15 and August 15, 1999. Each was filed solely to include, as an exhibit thereto, Item 7, the Company's monthly Servicer Report with respect to certain securitization trusts. The assets of such trusts consist of automotive receivables serviced by the Company. No financial statements were filed with any of such reports.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CONSUMER PORTFOLIO SERVICES, INC.
                                      (REGISTRANT)


Date:    November 15, 1999            /s/  Charles E. Bradley, Jr.
                                      ------------------------------------------
                                      Charles E. Bradley, Jr.,  President and
                                      Chief Executive Officer
                                      (PRINCIPAL EXECUTIVE OFFICER)


Date:    November 15, 1999            /s/  James L. Stock
                                      ------------------------------------------
                                      James L. Stock,  Vice President - Finance
                                      (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                       ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

         10.41    Amendment and Forbearance Agreement.

         27       Financial Data Schedule