Form 10-K
period 1999-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2000-03-30
CIK 889609

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 28, 2000 (based on the $1.875 per share closing price on the Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was $25,788,048. The number of shares of the registrant's Common Stock outstanding on March 28, 2000, was 20,211,001.



                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement for its 2000 annual meeting of shareholders is incorporated by reference into Part III of this report.


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

CPS was incorporated and began its operations in 1991. From inception through December 31, 1999 the Company has purchased approximately $2.8 billion of Contracts, and as of December 31, 1999, had an outstanding servicing portfolio of approximately $821.0 million. The Company makes the decision to purchase Contracts exclusively from its headquarters location. It obtains the funds for such purchases by reselling such Contracts on a daily basis to unaffiliated parties. The Company services the Contracts from two regional centers, one in its California headquarters, and the other in Virginia.


The Market We Serve

The Company's automobile financing programs are designed to serve customers who generally would not qualify for automobile financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. Such customers ("Sub-Prime Customers") generally have limited credit histories, low incomes or past credit problems, and are therefore often unable to obtain credit from traditional sources of automobile financing. (The terms "prime" and "sub-prime" reflect the Company's categorization of customers and bear no relationship to the prime rate of interest or persons who are able to borrow at that rate.) Because the Company serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally receives interest at rates higher than those charged by traditional automobile financing sources. The Company also sustains a higher level of credit losses than traditional automobile financing sources since the Company provides financing in a relatively high risk market.


Marketing

The Company directs its marketing efforts to Dealers, rather than to consumers. As of December 31, 1999, the Company was a party to its standard form dealer agreements ("Dealer Agreements") with 3,489 Dealers. Approximately 95% of these Dealers are franchised new car dealers that sell both new and used cars and the remainder are independent used car dealers. For the year ended December 31, 1999, approximately 85% of the Contracts purchased by the Company consisted of financing for used cars and the remaining 15% for new cars, as compared to 92% new and 8% used in the year ended December 31, 1998.

The Company establishes relationships with Dealers through Company representatives who contact a prospective Dealer to explain the Company's Contract purchase programs, and who and thereafter provide Dealer training and support services. As of December 31, 1999, the Company had 42 representatives, 39 of whom are employees and 3 of whom are independent. The representatives are contractually obligated to represent the Company's financing program exclusively. The Company's representatives present the

Dealer with a marketing package, which includes the Company's promotional material containing the terms offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement, examples of monthly reports, and required documentation relating to Contracts. Marketing representatives have no authority relating to the decision to purchase Contracts from Dealers.

Most of the Dealers under contract with CPS regularly submit Contracts to the Company for purchase, although they are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the year ended December 31, 1999, no Dealer accounted for more than 1.0% of the total number of Contracts purchased by the Company. The following table sets forth the geographical sources of the Contracts purchased by the Company (based on the addresses of the customers as stated on the Company's records) during the years ended December 31, 1999 and December 31, 1998:


                                                       Contracts Purchased During The Year Ended
                                            -------------------------------------------------------------------
                                                December 31, 1999                      December 31, 1998
                                           ----------------------------             ----------------------------
                                           Number               Percent             Number               Percent
                                           ------               -------             ------               -------
               California                   4,446                15.2%              13,960                16.7%
               Texas                        2,383                 8.2%               5,193                 6.2%
               Pennsylvania                 2,336                 8.0%               4,239                 5.1%
               North Carolina               2,298                 7.9%               5,304                 6.3%
               Alabama                      1,942                 6.6%               4,707                 5.6%
               Michigan                     1,915                 6.6%               4,119                 4.9%
               Florida                      1,856                 6.3%               5,832                 7.0%
               Louisiana                    1,728                 5.9%               4,355                 5.2%
               Hawaii                       1,037                 3.5%               1,585                 1.9%
               New York                       928                 3.2%               2,690                 3.2%
               South Carolina                 884                 3.0%               2,152                 2.6%
               Washington                     771                 2.6%               1,436                 1.7%
               Maryland                       733                 2.5%               1,859                 2.2%
               Illinois                       615                 2.1%               3,808                 4.6%
               Ohio                           629                 2.1%               1,768                 2.1%
               Other States                 4,766                16.3%              20,560                24.7%
                                         ========                                 ========
               Total                       29,267                                   83,567
                                         ========                                 ========


Origination of Contracts

Dealer Origination. When a retail automobile buyer elects to obtain financing from a Dealer, the Dealer takes a credit application to submit to its financing sources. Typically, a Dealer will submit the buyer's application to more than one financing source for review. The Company believes the Dealer's decision to finance the automobile purchase with the Company, rather than other financing sources, is based primarily on the monthly payment that will be offered to the automobile buyer, the discounted purchase price offered for the Contract, the timeliness, consistency and predictability of response, the cash resources of the financing source, and any conditions to purchase.

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

The actual agreement for purchase of the vehicle ("Contract") is prepared by the Dealer. The Dealer also arranges for recording the Company's lien on the vehicle. After the appropriate documents are signed by the Dealer and the customer, the Dealer sells the Contract to the Company. The Company currently sells all Contracts that it purchases, and plans to hold Contracts for its own account in the future. In either case, the customer then receives monthly billing statements.

The Company purchases Contracts from Dealers at a price generally equal to the total amount financed under the Contracts, reduced by an acquisition fee ranging from zero to $1,195 for each Contract purchased. The fees vary based on the perceived credit risk and, in some cases, the interest rate on the Contract. For the years ended December 31, 1999, 1998 and 1997, the average amount charged per Contract purchased was $336, $418 and $438, respectively, or 2.32%, 3.24% and 3.5%, respectively, of the amount financed. In addition, during 1998 the Company began purchasing certain Contracts of higher credit quality for which the Company pays a fee to the Dealer. During 1999 and 1998, respectively, the Company purchased 2,161 and 1,583 of these Contracts, representing approximately 7.4% and 1.9% of all Contracts purchased. The average fee paid to Dealers on these Contracts was $568 and $531, respectively.

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

The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Sub-Prime Customers and the adequacy of the financed vehicle as security for a Contract. These criteria include standards for price, term, amount of down payment, installment payment and add-on interest rate; mileage, age and type of vehicle; principal amount of the Contract in relation to the value of the vehicle; customer income level, job and residence stability, credit history and debt serviceability; and other factors. Specifically, the Company's guidelines limit the maximum principal amount of a purchased Contract to 115% of wholesale book value in the case of used vehicles or to 110% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. The Company does not finance vehicles that are more than eight model years old or have in excess of 85,000 miles. Under most CPS programs, the maximum term of a purchased Contract is 60 months; a shorter maximum term may be applied based on the year and mileage of the vehicle, and contracts with terms up to 72 months may be purchased if the customer is among the more creditworthy of CPS's obligors. Contract purchase criteria are subject to change from time to time as circumstances may warrant. Upon receiving this information with the customer's application, the Company's underwriters verify the customer's employment, residency, insurance and credit information provided by the customer by contacting various parties noted on the customer's application, credit information bureaus and other sources.

Credit Scoring. Since November 1996 the Company has used a proprietary scoring model that assigns each Contract a numeric value (a "credit score") at the time the application is received from the Dealer and the customer's credit information is retrieved from the credit reporting agencies. The credit score is based on a variety of parameters, such as the customer's job and residence stability, the amount of the down payment, and the age and mileage of the vehicle. The Company has developed the credit score as a means of improving its allocation of credit evaluation resources, and managing the risk inherent in the sub-prime market.

Characteristics of Contracts. All of the Contracts purchased by the Company are fully amortizing and provide for level payments over the term of the Contract. The average original principal amount financed under Contracts purchased in the year ended December 31, 1999 was approximately $14,513 with an average original term of approximately 61 months and an average down payment of 13.2%. Based on information contained in customer applications, for this twelve-month period, the retail purchase price of the related automobiles averaged $14,716 (which excludes tax and license fees, and any additional costs such as a maintenance contract), the average age of the vehicle at the time the Contract was purchased was 3 years, and the Company's average customer at the time of purchase was approximately 37 years old, with approximately $35,009 in average annual household income and an average of 4.9 years' history with his or her current employer.

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


Servicing of Contracts

General. The Company's servicing activities consist of collecting, accounting for and posting of all payments received; responding to customer inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; investigating delinquencies; communicating with the customer to obtain timely payments; repossessing and liquidating the collateral when necessary; and generally monitoring each Contract and any related collateral.

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

If CPS elects to repossess the vehicle, it assigns the task to an independent local repossession service. Such services are licensed and/or bonded as required by law. When the vehicle is recovered, the repossessor delivers it to a wholesale auto auction, where it is kept until sold, usually within 30 days of the repossession. The UCC and other state laws regulate repossession sales by requiring that the secured party provide the customer with reasonable notice of the date, time and place of any public sale of the collateral, the date after which any private sale of the collateral may be held and of the customer's right to redeem the financed vehicle prior to any such sale and by providing that any such sale be conducted in a commercially reasonable manner. Financed vehicles repossessed generally are resold by the Company through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the Contract.

Under the UCC and other laws applicable in most states, a creditor is entitled to obtain a deficiency judgment from a customer for any deficiency on repossession and resale of the motor vehicle securing the unpaid balance of such customer's Contract. However, some states impose prohibitions or limitations on deficiency judgments. When obtained, deficiency judgements are entered against defaulting individuals who may have little capital or income. Therefore, in many cases, it may not be useful to seek a deficiency judgment against a customer or, if one is obtained, it may be settled at a significant discount.


Credit Experience

The Company's financial results are dependent on the performance of the Contracts in which it retains an ownership interest. The tables below document the delinquency, repossession and net credit loss experience of all Contracts that the Company was servicing as of the respective dates shown.




                                                                                  DELINQUENCY EXPERIENCE (1)

                                                            December 31, 1999        December 31, 1998         December 31, 1997
                                                        -----------------------   -----------------------   -----------------------
                                                          Number                    Number                    Number
                                                            Of                        of                        Of
                                                        Contracts      Amount     Contracts      Amount      Contracts     Amount
                                                        ----------   ----------   ----------   ----------   ----------   ----------
                                                                                             (Dollars in thousands)
Gross servicing portfolio (1) ......................        92,388   $  868,797      141,396   $1,674,417       83,414   $1,031,573
Period of delinquency (2)
31-60 days .........................................         2,781       26,204        4,202       48,324        3,092       36,609
61-90 days .........................................         1,130       11,226        1,869       22,335        1,243       15,303
91+ days ...........................................           652        6,997        1,694       20,096        1,393       17,869
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies(2) .............................         4,563       44,427        7,765       90,755        5,728       69,781
Amount in repossession (3) .........................         3,424       28,896        2,961       32,772        1,977       24,463
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies and amount in repossession (2) .         7,987   $   73,323       10,726   $  123,527        7,705   $   94,244
                                                        ==========   ==========   ==========   ==========   ==========   ==========
Delinquencies as a percent of gross
servicing portfolio ................................           4.9%         5.1%         5.5%         5.4%         6.9%         6.8%

Total delinquencies and amount in repossession as a
percent of gross servicing portfolio ...............           8.7%         8.4%         7.6%         7.4%         9.2%         9.1%


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

                          NET CHARGE-OFF EXPERIENCE(1)



                                                                  Year Ended December 31,
                                                      ----------------------------------------------
                                                                   (Dollars in thousands)
                                                           1999             1998             1997
                                                      ------------     ------------     ------------
Average servicing portfolio outstanding ..........    $  1,223,238     $  1,300,519     $    703,100
Net charge-offs as a percent of
average servicing portfolio (2) (3) ..............             9.2%             6.5%             5.9%


(1) All amounts and percentages are based on the principal amount scheduled to be paid on each Contract. The information in the table represents all Contracts serviced by the Company.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest).

(3) The increase in net charge-offs as a percent of the average servicing portfolio is due to the decrease in the servicing portfolio combined with an increase in total charge-offs for the year ended December 31, 1999, compared to the prior year. The increase in charge-offs is due to the seasoning of those Contracts securitized during 1998.


Flow Purchase Program

From May 1999 through the date of this report, the Company has purchased Contracts only for immediate and outright resale to non-affiliated third parties. The Company sells such Contracts for a mark-up above what the Company pays the Dealer. In such sales, the Company makes certain representations and warranties to the purchasers, normal in the industry, which relate primarily to the legality of the sale of the underlying motor vehicle and to the validity of the security interest that is being conveyed to the purchaser. These representations and warranties are generally similar to the representations and warranties given by the originating Dealer to the Company. In the event of a breach of such representations or warranties, the Company may incur liabilities in favor of the purchaser(s) of the Contracts and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s).


Liquidation of Non-securitized Portfolio

From June 1994 through November 1998, substantially all Contracts that the Company purchased were sold in securitization transactions, as described below. In March 1999 the Company learned that it would not be able to close a securitization transaction for an indefinite period. The Company's "warehouse" lines of credit, under which the Company had drawn funds to acquire Contracts, by their terms set a limit on how long any Contract could be considered eligible collateral thereunder. Because the Company was unable to sell Contracts in a securitization transaction, those time limits were exceeded, and the Company fell into default on those lines of credit. In order to repay the outstanding indebtedness the Company embarked on a program of selling outright, to non-affiliated third parties, substantially all of such Contracts. A total of approximately $318.0 million of Contracts were sold from June 1999 through September 1999, yielding sufficient proceeds to repay all of the warehouse indebtedness. All of such sales were at prices less than the Company's acquisition cost of such Contracts; accordingly, the Company recorded a net loss in the approximate aggregate amount of $15.2 million on such sales. The Company has no intention or expectation of again selling quantities of Contracts at less than their acquisition cost.

Securitization and Sale of Contracts

The Company currently purchases Contracts for immediate and outright resale to non-affiliated third parties. In the past the Company purchased Contracts with the intention and expectation of reselling them in securitization transactions. The Company intends to again sell Contracts in securitization transactions, although there can be no assurance that such future transactions will occur.

In a securitization sale, the Company is required to make certain representations and warranties, which are generally similar to the representations and warranties made by Dealers in connection with the Company's purchase of the Contracts. If the Company breaches any of its representations or warranties to a purchaser of the Contracts, the Company will be obligated to repurchase the Contract from such purchaser at a price equal to such purchaser's purchase price less the related cash securitization reserve and any payments received by such purchaser on the Contract. The Company may then be entitled under the terms of its Dealer Agreement to require the selling Dealer to repurchase the Contract at a price equal to the Company's purchase price, less any payments made by the customer. Subject to any recourse against Dealers, the Company will bear the risk of loss on repossession and resale of vehicles under Contracts repurchased by it.

Upon the sale of a portfolio of Contracts in a securitization transaction, the Company retains the obligation to service the Contracts, and receives a monthly fee for doing so. Among other services performed, the Company mails to obligors monthly billing statements directing them to mail payments on the Contracts to a lock-box account. The Company engages an independent lock-box processing agent to retrieve and process payments received in the lock-box account. This results in a daily deposit to the trust's bank account of the entire amount of each day's lock-box receipts and the simultaneous electronic data transfer to the Company of customer payment data records. Pursuant to the Servicing Agreements, the Company is required to deliver monthly reports to the trust reflecting all transaction activity with respect to the Contracts. The reports contain, among other information, a reconciliation of the change in the aggregate principal balance of the Contracts in the portfolio to the amounts deposited into the trust's bank account as reflected in the daily reports of the lock-box processing agent.

Pursuant to its securitization purchase commitments, the Company generally warrants that, to the best of the Company's knowledge, no such liens or claims are pending or threatened with respect to a financed vehicle, which may be or become prior to or equal with the lien of the related Contracts. In the event that any of the Company's representations or warranties proves to be incorrect, the trust would be entitled to require the Company to repurchase the Contract relating to such financed vehicle.


The Servicing Portfolio

The Company currently services all Contracts that it owns, as well as those Contracts included in portfolios that it has sold to securitization trusts. The Company does not service Contracts that were acquired in its flow purchase program or that were sold in its Contract liquidation program. Pursuant to the Company's usual form of servicing agreement (the Company's servicing agreements with purchasers of portfolios of Contracts are collectively referred to as the "Servicing Agreements"), CPS is obligated to service all Contracts sold to the trusts in accordance with the Company's standard procedures. The Servicing Agreements generally provide that the Company will bear all costs and expenses incurred in connection with the management, administration and collection of the Contracts serviced. The Servicing Agreements also provide that the Company will take all actions necessary or reasonably requested by the investor to maintain perfection and priority of the trust's security interest in the financed vehicles.


The Company is entitled under most of the Servicing Agreements to receive a base monthly servicing fee of 2.0% per annum computed as a percentage of the declining outstanding principal balance of the non-defaulted Contracts in the portfolio. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the trust receives the paid principal reduction of the Contracts in its portfolios and interest thereon at the fixed rate that was agreed when the Contracts were sold to the Trust. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-offs, the shortfall is satisfied from the "Spread Account" established in connection with the sale of the portfolio. The "Spread Account" is an account established at the time the Company sells a portfolio of Contracts, to provide security to the purchase of the portfolio. If collections on the Contracts exceed such amounts, the excess is utilized, first, to build up or replenish the Spread Account to the extent required, next, to cover deficiencies in Spread Accounts for other portfolios, and the balance, if any, constitutes excess cash flows, which are distributed to the Company.
The Servicing Agreements also provide that the Company is entitled to receive certain late fees collected from customers.

Pursuant to the Servicing Agreements, the Company is generally required to charge off the balance of any Contract by the earlier of the end of the month in which the Contract becomes five scheduled installments past due or, in the case of repossessions, the month that the proceeds from the liquidation of the financed vehicle are received by the Company or if the vehicle has been in repossession inventory for more than 90 days. In the case of a repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted Contract and the net repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay to the holders of interests in the trust ("Investors") the entire principal balance of Contracts charged off during the month, the trustee draws on the related Spread Account to pay the Investors. The amount drawn would then have to be restored to the Spread Account from future collections on the Contracts remaining in the portfolio before the Company would again be entitled to receive excess cash. In addition, the Company would not be entitled to receive any further monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts and after any recourse to any insurer guarantees backing the Certificates, the Investors bear the risk of all charge-offs on the Contracts in excess of the Spread Account. The Investors' rights with respect to distributions from the Trusts are senior to the Company's rights. Accordingly, variation in performance of pools of Contracts affects the Company's ultimate realization of value derived from such Contracts.

The Servicing Agreements are terminable by the insurer of certain of the trust's obligations in the event of certain defaults by the Company and under certain other circumstances. As of December 31, 1999, 7 of the Company's 22 securitized pools had incurred cumulative losses exceeding certain predetermined levels, which in turn has given the certificate insurer the right to terminate the Servicing Agreements with respect to all of the pools. To date, the certificate insurer has waived its right to terminate the Servicing Agreements.


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

Although the Company believes that it is currently in material compliance with applicable statutes and regulations, there can be no assurance that the Company will be able to maintain such compliance. The past or future failure to comply with such statutes and regulations could have a material adverse effect upon the Company. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations or the expansion of the Company's business into jurisdictions that have adopted more stringent regulatory requirements than those in which the Company currently conducts business could have a material adverse effect upon the Company. In addition, due to the consumer-oriented nature of the industry in which the Company operates and the application of certain laws and regulations, industry participants are regularly named as defendants in litigation involving alleged violations of Federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. A significant judgment against the Company or within the industry in connection with any such litigation could have a material adverse effect on the Company's financial condition, results of operations or liquidity. See "Legal Proceedings."


Alternative Marketing Programs

From 1996 through 1998, the Company invested in a 80 percent-owned subsidiary, Samco Acceptance Corporation ("Samco"), which pursued a business strategy of purchasing Contracts from independent finance companies that had in turn purchased the Contracts from Dealers. The Contracts purchased from Samco showed consistently higher losses than Contracts purchased by CPS directly from Dealers. In

December 1998, the Company ceased further investments in Samco, and Samco terminated all operations during the first quarter of 1999. The Company believes that any credit losses related to Samco-originated Contracts have been adequately reserved for, and that no material losses will result from Samco's terminated operations.

In May 1996, CPS formed LINC Acceptance Corp. ("LINC"), an 80 percent-owned subsidiary based in Norwalk, Connecticut. LINC offered the Company's sub-prime auto finance products to credit unions, banks and savings institutions ("Depository Institutions"). The Company believes that Depository Institutions do not generally make loans to Sub-Prime Customers, even though they may have relationships with Dealers and have Sub-Prime Customers.

During the second quarter of 1999, the Company ceased to provide additional funding to LINC in conjunction with the Company's plan to reduce the level of Contract purchases and thus to decrease its capital requirements. LINC thereupon ceased its operations. In November 1999 three former employees of LINC filed an involuntary Chapter 7 (liquidation) bankruptcy petition against LINC. See "Legal Proceedings." See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


Employees

As of December 31, 1999, the Company had 523 full-time and 3 part-time employees, of whom 10 are senior management personnel, 298 are collections personnel, 97 are Contract origination personnel, 47 are marketing personnel (41 of whom are marketing representatives), 57 are operations and systems personnel, and 37 are administrative personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.



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

The Company in March 1997 established a branch collection facility in Chesapeake, Virginia. The Company leases approximately 27,988 square feet of general office space in Chesapeake, Virginia, at a base rent that is currently $411,703 per year, increasing to $504,545 over a ten-year term.



ITEM 3. LEGAL PROCEEDINGS

On May 18, 1999, Kevin Gilmore commenced a lawsuit against the Company in the Superior Court of California, San Francisco County. The lawsuit alleges certain defects in repossession notices used by the Company in the State of California, and seeks injunctive relief, including "restitution" of an unspecified amount. Similar cases have been filed against most of the major firms financing motor vehicle purchases in California. Trial in the matter is set for May 2000. The Company plans to contest vigorously this litigation.

On October 29, 1999, three ex-employees of LINC filed an involuntary petition under Chapter 7 of the Bankruptcy Code, naming LINC as the debtor, and seeking its liquidation. The petition was filed in the U.S. Bankruptcy Court for the District of Connecticut. Among the allegations made by the petitioners, which may be considered to be asserted against the Company, is that LINC is entitled to a retained interest in the Contracts sold by LINC in securitizations, and thus to a share of the distributions from the securitized pools. The Company intends to contest vigorously this matter.


It is management's opinion that all litigation of which it is aware, including the matters discussed above, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, beyond reserves already taken.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's executive officers follows:

Charles E. Bradley, Jr., 40, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley, Jr. is currently serving as a director of NAB Asset Corporation, Chatwins Group, Inc., Texon Energy Corporation, and Thomas Nix Distributor, Inc. Charles E. Bradley, Sr., Chairman of the board of directors of the Company, is his father.

William L. Brummund, Jr., 47, has been Senior Vice President - Systems Administration since March 1991. From 1986 to March 1991, Mr. Brummund was Vice President and Systems Administrator for Far Western Bank.

Nicholas P. Brockman, 55, has been Senior Vice President - Asset Recovery & Liquidation since January 1996. He was Senior Vice President of Contract Originations from April 1991 to January 1996. From 1986 to March 1991, Mr. Brockman served as a Vice President and Branch Manager of Far Western Bank.

Richard P. Trotter, 56, has been Senior Vice President-Contract Origination since January 1996. He was Senior Vice President of Administration from April 1995 to December 1995. From January 1994 to April 1995 he was Senior Vice President-Marketing of the Company. From December 1992 to January 1994, Mr. Trotter was Executive Vice President of Lange Financial Corporation, Newport Beach, California. From May 1992 to December 1992, he was Executive Director of Fabozzi, Prenovost & Normandin, Santa Ana, California. From December 1990 to May 1992 he was Executive Vice President/Chief Operating Officer of R. Thomas Ashley, Newport Beach, California. From April 1984 to December 1990, he was President/Chief Executive Officer of Far Western Bank, Tustin, California.

Curtis K. Powell, 43, has been Senior Vice President - Marketing of the Company since April 1995. He joined the Company in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

Mark A. Creatura, 40, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Thurman Blizzard, 57, has been Senior Vice President - Risk Management since May 1999, and was Senior Vice President-Collections from January 1998 until May 1999. The Company had previously engaged Mr. Blizzard as a consultant from October 1997 to December 1997 to provide recommendations to the Company concerning its collections operation. Prior thereto, Mr. Blizzard served as Chief Operations Officer of Monaco Finance from May 1994 to March 1997. Mr. Blizzard was previously an Asset Liquidation Manager with the Resolution Trust Corporation, from November 1991 to May 1994.

Kris I. Thomsen, 42, has been Senior Vice President - Systems since June 1999. Previously, Ms. Thomsen had been Vice President-Systems since the Company's inception in March 1991.

James L. Stock, 34, has been Senior Vice President - Chief Financial Officer of the Company since January 2000. Prior to being named the Chief Financial Officer, Mr. Stock was the Vice President and Corporate Controller of the Company. From August 1993 to December 1994, Mr. Stock was the assistant controller of Fluid Recycling Services, an industrial fluids management company based in Santa Ana, California. From July 1990 to August 1993, Mr. Stock was a senior associate with Coopers & Lybrand.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



The Company's Common Stock is traded on the Nasdaq National Market System, under the symbol "CPSS." The following table sets forth the high and low sales prices reported by Nasdaq for the Common Stock for the periods shown.


                                                               High             Low
                                                              ------           -----
January 1-March 31, 1998 ......................               12.750           8.375
April 1-June 30, 1998 .........................               15.375           9.875
July 1-September 30, 1998 .....................               13.500           1.813
October 1-December 31, 1998 ...................                5.750           2.000
January 1-March 31, 1999 ......................                5.250           2.813
April 1-June 30, 1999 .........................                4.313           1.031
July 1-September 30, 1999 .....................                1.813           0.938
October 1-December 31, 1999 ...................                1.875           0.438

As of March 23, 2000, there were 76 holders of record of the Company's Common Stock. To date, the Company has not declared or paid any dividends on its Common Stock. The payment of future dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The instruments governing the Company's outstanding debt place certain restrictions on the payment of dividends. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain any earnings for use in the Company's operations.

ITEM 6. SELECTED FINANCIAL DATA


                                                                                                                 Nine-month
                                                                                                                Period Ended
                                                                   Year ended December 31,                      December 31,
                                                 ---------------------------------------------------------      -------------
                                                   1999             1998            1997            1996            1995
                                                 --------         --------        --------        --------        --------
                                                                  (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Gain (loss) on sale of Contracts, net ...        $(14,844)        $ 58,306        $ 35,045        $ 20,565        $ 10,721
Interest income .........................           3,032           41,841          23,526          19,980           9,220
Servicing fees ..........................          27,761           25,156          14,487           7,893           3,485
Total revenue ...........................          14,805          126,280          75,251          48,438          23,426
Operating expenses ......................          86,968           81,960          43,292          24,746          10,769
Net income (loss) .......................         (44,532)          25,703          18,532          14,097           7,575
Basic earnings (loss) per share (1) .....           (2.38)            1.67            1.29            1.05            0.65
Diluted net earnings (loss) per share (1)           (2.38)            1.50            1.17            0.93            0.52


                                                                     December 31,
                                          ----------------------------------------------------------------      March 31,
                                            1999          1998          1997          1996          1995          1995
                                          --------      --------      --------      --------      --------      --------
BALANCE SHEET DATA:
Contracts held for sale ............      $  2,421      $165,582      $ 68,271      $ 21,657      $ 19,549      $ 21,896
Residual interest in securitizations       172,530       217,848       124,616        43,597        30,477        23,201
Total assets .......................       223,565       431,962       225,895       101,946        77,878        57,975
Total liabilities ..................       139,128       312,881       143,288        44,989        36,397        30,981
Total shareholders' equity .........        84,437       119,081        82,607        56,957        41,481        26,994


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

OVERVIEW

Consumer Portfolio Services, Inc. and its subsidiaries (collectively, the "Company") primarily engage in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the United States. In the past, the Company has purchased contracts in as many as 44 different states. At various times in 1999, the Company suspended its solicitation of Contract purchases in as many as 20 states, and as of the date of this report is active in 29 states. There can be no assurance as to resumption of Contract purchasing activities in other states. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

The Company historically has generated revenue primarily from the gains recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold, and interest earned on Residuals (as defined below) and on Contracts held for sale. During the year ended December 31, 1999, and through the date of this report, the Company did not sell any Contracts in securitization transactions, and therefore recognized no gains on sale. All sales of Contracts were on a servicing released basis either in the form of bulk sales of Contracts being held by the Company for sale, or as part of a pass through agreement with a third party for which the Company earned a fee on a per Contract basis. The net loss on sale of Contracts for the year ended December 31, 1999, was $14.8 million compared to net gains of $58.3 million and $35.0 million for the years ended December 31, 1998 and 1997, respectively. Revenues from interest and servicing fees for the year ended December 31, 1999, were $3.0 million and $27.8 million, respectively. Such revenues for the year ended December 31, 1998, were $41.8 million and $25.2 million, respectively, and for the year ended December 31, 1997, such revenues were $23.5 million and $14.5 million, respectively. The Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations. The Company's cash requirements have been significant in the past and will continue to be significant should the Company sell loans in securitization transactions in the future. Net cash provided by operating activities for the year ended December 31, 1999, was approximately $170,000, compared to net cash used in operating activities for the years ended December 31, 1998 and 1997, of $71.1 million and $26.1 million, respectively. See "Liquidity and Capital Resources."

The Company has purchased Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. From late May 1999 to the present, the Company has purchased Contracts on a flow basis for third parties; that is, the Company purchases a Contract from a Dealer, and sells the Contract the next day to the third party for the same price the Company paid. The Company also receives from the third party a fee for its services. The Company retains no interest in such Contracts, and neither services such Contracts nor earns a servicing fee.

Although the Company has not been able to sell Contracts in a securitization transaction since December 1998, it does plan to securitize in the future, as to which there can be no assurance. The Company's securitization structure has been as follows:

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

The Company allocates its basis in the Contracts between the Certificates and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. For that valuation, the Company has used an effective discount rate of approximately 14% per annum.

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

The annual percentage rate payable on the Contracts is significantly greater than the rates payable on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used a constant prepayment estimate of approximately 4% per annum. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the Residuals, the Company estimates that losses as a percentage of the original principal balance will range from 14% to 16.5% cumulatively over the lives of the related Contracts.

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

From March 1999 to the present, the Company has been unable to complete a securitization transaction, due to unavailability of sufficient capital. The above description is included because the Residuals created in past securitizations continue to represent the Company's largest asset, and because the Company plans again to purchase Contracts for sale in securitization transactions, when necessary pre-conditions (including availability of capital) are fulfilled.

During the year ended December 31, 1999, the Company has changed its basic system of doing business. Previously, the Company would acquire Contracts for its own account, borrowing from 88% to 97% of the principal balance of such Contracts under "warehouse" lines of credit. Periodically (approximately once every quarter) the Company would then sell most or all of the recently acquired Contracts in a securitization transaction as described above. In such a sale, the Company would retain (1) a residual ownership interest in the Contracts sold, (2) the obligation to service the Contracts sold, and (3) the right to receive servicing fees. At the end of March 1999, the Company learned that it would be unable to sell Contracts in securitization transactions for an indeterminate period. Accordingly, the Company commenced purchasing Contracts for immediate re-sale to a third party, which third party purchases the Contracts in turn on a daily basis. In this arrangement, the Company retains no residual interest in the Contracts, has no servicing obligation, and receives no servicing fee. For its services in acquiring Contracts for purchase, the Company receives a per-Contract fee from the third party.


RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Revenue. During the year ended December 31, 1999, revenue decreased $111.5 million, or 88.3%, compared to the year ended December 31, 1998. Gain on sale of Contracts, net, decreased by $73.2 million, or 125.5%, from a $58.3 million gain on sale for the year ended December 31, 1998, to a $14.8 million loss for the year ended December 31, 1999. The change in gain on sale from positive to negative is due to the Company selling Contracts only on a servicing released basis and thus not recording any

NIR gains during the year, as well as to selling Contracts at a loss. During the year ended December 31, 1999, the Company sold $318.0 million of Contracts on a servicing released basis, that is, with no residual interest retained, with no servicing obligation, and with no right to receive a servicing fee. Those sales resulted in a net loss of approximately $15.2 million. Expenses of approximately $1.1 million were incurred related to previous securitization transactions, including the amortization of a warrant issued to the Certificate Insurer in November 1998. In addition, the Company sold $241.2 million of Contracts on a flow through basis and received $6.2 million of fees which have been included as a component of gain on sale of Contracts, net. For the years ended December 31, 1999 and 1998, $5.3 million and $3.5 million, respectively, of provision for losses on Contracts held for sale was charged against gain on sale. The increase in the provision for losses on Contracts held for sale is primarily due to the Company's inability to securitize Contracts during 1999. As a result, Contracts were held for sale for longer periods of time prior to being sold on a servicing released basis, thus requiring additional loss reserves.

Interest income decreased by $38.8 million, or 92.8%, representing 20.5% of total revenues for the year ended December 31, 1999. The decrease is primarily due to decreases in Contracts held for sale and NIRs during 1999. Beginning in May 1999, the Company began to purchase Contracts on a flow through basis and thus did not hold any additional Contracts for sale since that time. Additionally, the Company completed the final sale of Contracts on a servicing released basis, other than those sold on a flow through basis, on September 1, 1999, leaving approximately $4.6 million of Contracts held for sale at the end of September and decreasing to $2.4 million by year end. Such a reduction in Contract purchases is expected to cause a reduction in revenues (both interest and gain on sale) in future periods.

Servicing fees increased by $2.6 million, or 10.4%, and represented 187.5% of total revenue. Servicing fees are composed of base fees, which are payable at the rate of 2% per annum on the principal balance of the outstanding Contracts in the related trusts, plus any other fees collected by the Company, such as late fees and returned check fees. The increase in servicing fees is primarily due to an increase in the fees other than base fees collected during 1999 During the year ended December 31, 1999, the Company collected $4.9 million of other servicing fees, an increase of 39.7% over other servicing fees collected in the prior year.

Expenses. During the year ended December 31, 1999, operating expenses increased $5.0 million, or 6.1%, compared to the year ended December 31, 1998. Employee costs increased by $1.0 million, or 3.5%, and represented 34.3% of total operating expenses. The increase is due to increases in salaries and wage rates. General and administrative expenses decreased by $1.0 million, or 4.9% and represented 22.5% of total operating expenses. The decrease in general and administrative expenses is primarily due to the decrease in costs associated with purchasing loans such as credit reports. During the year ended December 31, 1999, the Company purchased $424.7 million of Contracts compared to $1,076.5 million of Contracts purchased in the prior year.

Interest expense increased $5.4 million, or 24.5%, and represented 31.5% of total operating expenses. The increase is due in part to the interest paid on $25.0 million in subordinated debt securities issued by the Company in November 1998, and $6.5 million of additional subordinated debt securities issued during the year ended December 31, 1999. In addition, the interest rate on the $25.0 million of subordinated debt issued in November 1998, was increased from 13.5% in 1998 to 14.5% in April of 1999. Interest expense was also affected by the volume of Contracts held for sale as well as by the Company's cost of borrowed funds. (See "Liquidity and Captial Resources").

Marketing expenses decreased by $1.5 million or 21.3%, and represented 6.2% of total expenses. The decrease is primarily due to the decrease in Contracts purchased during the year ended December 31, 1999. Fees paid to marketing representatives for their role in the submission of Contracts ultimately purchased by the Company are included as a component in gain on sale of Contracts, net.

Occupancy expenses increased by $526,000 or 23.2%, and represented 3.2% of total expenses. Depreciation and amortization expenses increased by $340,000 or 27.1%, and represented 1.8% of total expenses. In November 1998, the Company moved its headquarters to a new 115,000 square foot facility. The Company has agreed to lease the new headquarters facility for a ten-year term, with base rent of $1.9 million for the first five years, and $2.1 million for years six through ten. In addition to base rent, the Company has agreed to pay property taxes, maintenance, and other expenses of the property.

The results for the years ended December 31, 1999, and 1998, include a net operating loss of approximately $150,000 and $1.1 million, respectively, from the Company's subsidiary Samco. For the year ended December 31, 1997, Samco had net earnings of $1.2 million. During the first quarter of 1999, Samco ceased its operations.

The results for the year ended December 31, 1999, include a net operating loss of $830,380 from the Company's subsidiary LINC. For the years ended December 31, 1998, and 1997, LINC had net operating losses of $565,333, and $533,222, respectively. During the second quarter of 1999, LINC ceased its operations.

The results for the years ended December 31, 1999 and 1998, include net earnings of $35,131 and $298,000, respectively, from the Company's subsidiary CPS Leasing, Inc. For the year ended December 31, 1997, CPS Leasing had a net operating loss of $88,000. The Company intends to sell CPS Leasing, Inc., during 2000.

The results for the year ended December 31, 1999, include a net operating loss of $2.5 million from the Company's investment in 38% of NAB Asset Corp. The results for the years the years ended December 31, 1998 and 1997, include $52,000 and $849,000, respectively, in net earnings from the Company's investment in NAB Asset Corp.

The Company's effective tax rate was 38.3% and 42.0%, for the years ended December 31, 1999 and 1998, respectively.

THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

Revenue. During the year ended December 31, 1998, revenue increased $51.0 million, or 67.8%, compared to the year ended December 31, 1997. Gain on sale of Contracts, net, increased by $23.3 million, or 66.4%, and represented 46.2% of total revenue for the year ended December 31, 1998. The increase in gain on sale is largely due to the volume of Contracts that were sold in the period. During the year ended December 31, 1998, the Company sold $948.3 million in Contracts, compared to $573.3 million in the year ended December 31, 1997. For the years ended December 31, 1998 and 1997, $3.5 million and $4.1 million, respectively, of provision for losses on contracts held for sale was charged against gain on sale. Due to the inherent uncertainty of the future performance of the underlying Contracts, the Company during 1998 established a provision for losses on the Residuals in the amount of $7.8 million that was charged against gain on sale.

Interest income increased by $18.3 million, or 77.9%, representing 33.1% of total revenues for the year ended December 31, 1998. The increase is due to the increase in the volume of contracts purchased and held for sale. During the year ended December 31, 1998, the Company purchased $1,076.5 million in Contracts from Dealers, compared to $632.1 million in the year ended December 31, 1997. The Company expects that Contract purchases in the near future will not exceed $200.0 million per quarter. Such a reduction in Contract purchases is expected to cause a reduction in revenues (both interest and gain on sale) in future periods.

Servicing fees increased by $10.7 million, or 73.6%, and represented 19.9% of total revenue. The increase in servicing fees is due to the increase in Contract purchase, sale and servicing activities. As of December 31, 1998, the Company was earning servicing fees on 128,025 Contracts approximating $1,362.8 million, compared to 77,731 Contracts approximating $830.9 million as of December 31, 1997. In addition to the $1,362.8 million in sold Contracts on which servicing fees were earned, the Company was holding for sale and servicing an additional $176.1 million in Contracts for an aggregate servicing portfolio of $1,538.9 million. Amortization of NIRs increased by $22.2 million and represented 104.9% of residual interest income for the year ended December 31, 1998, versus 59.0% for year ended December 31, 1997. The increase is due to higher losses on the servicing portfolio and the increase in the NIRs from 1997 to 1998.

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

Interest expense increased $12.8 million, or 139.7%, and represented 26.9% of total operating expenses. The increase is due in part to the interest paid on an additional $30.0 million in subordinated debt securities issued by the Company during 1998 as well as interest paid on the outstanding balance on a revolving line of credit (the "Residual Line"). Interest expense was also affected by the volume of Contracts held for sale as well as by the Company's cost of borrowed funds. (See "Liquidity and Capital Resources").

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

The results for the year ended December 31, 1998, include a net operating loss of $1.1 million from the Company's subsidiary Samco. For the year ended December 31, 1997, Samco had net earnings of $1.2 million.

The results for the years ended December 31, 1998, and 1997 include net operating losses of $565,333, and $533,222, respectively from the Company's subsidiary LINC.

The results for the year ended December 31, 1998, include net earnings of $298,000 from the Company's subsidiary CPS Leasing, Inc. For the year ended December 31, 1997, CPS Leasing, Inc., had a net operating loss of $88,000.

The results for the years ended December 31, 1998 and 1997, include $52,000 and $849,000, respectively, in net earnings from the Company's investment in 38% of NAB Asset Corp.

The Company's effective tax rate was 42.0% for the years ended December 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities have been proceeds from the sales of Contracts, amounts borrowed under its various warehouse lines, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under its warehouse lines and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes. As a result, the Company has been dependent on its warehouse lines of credit to purchase Contracts, and on the availability of capital from outside sources in order to finance its continued operations, and to fund the portion of Contract purchase prices not borrowed under warehouse lines of credit. The Company is not presently party to any warehouse line of credit, and did not receive any material releases of cash from Spread Accounts from June 1998 through October 1999. The inability to borrow and the lack of cash releases resulted in a liquidity deficiency, which has been progressively alleviated since the recommencement of releases of cash from Spread Accounts began in November 1999.

The Company has maintained its Contract purchasing program in the absence of any warehouse line of credit by entering into flow purchase arrangements. Flow purchases allow the Company to purchase Contracts while maintaining only an immaterial level of Contracts held for sale. The Company's revenues from flow purchase of Contracts, however, are materially less than may be received by holding Contracts to maturity or by selling Contracts in securitization transactions.

Net cash provided by operating activities was $170,000 during the year ended December 31, 1999, compared to net cash used in operating activities of $71.1 million for the year ended December 31, 1998. Net cash released from trusts was $9.7 million, compared to net cash deposited into Trusts of $83.5 million for the year ended December 31, 1998.

During the year ended December 31, 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts, compared to $45.6 million used during the year ended December 31, 1998. Cash used for subsequent deposits to Spread Accounts for the year ended December 31, 1999, was $18.4 million, a decrease of $35.7 million, or 66.1%, from cash used for subsequent deposits to Spread Accounts in the year ended December 31, 1998. Cash released from Spread Accounts for the year ended December 31, 1999, was $28.0 million, an increase of $11.9 million, or 73.9%, from cash released from Spread Accounts in the year ended December 31, 1998. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

Beginning in June 1998, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Servicing Agreements. Accordingly, pursuant to the Servicing Agreements, the specified levels applicable to the Company's Spread Accounts were increased, in most cases to an unlimited amount. Due to cross collateralization provisions of the Servicing Agreements, the specified levels have been increased on 16 of the Company's 18 remaining Trusts. Until the November 1999 effectiveness of an amendment to the Servicing Agreement, described below, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of that amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal balance of the Certificates issued by the related Trusts, with higher percentages applicable to those Trusts that have amortized to the point that "floor" or minimum levels of credit enhancement are applicable.

In addition to requiring higher Spread Account levels, the Servicing Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a monthly basis by the Certificate Insurer with respect to all of the Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. As a result of the increased specified levels applicable to the Spread Accounts, approximately $39.1 million of cash that would otherwise have been available to the Company had been delayed and retained in the Spread Accounts as of December 31, 1999. A portion of such cash was subsequently released to the Company, as discussed below.

Since late May 1999, the Company has purchased Contracts from Dealers without use of warehouse lines of credit, in "flow purchase" arrangements with third parties. Under the flow purchase arrangements, the Company purchases Contracts from Dealers and sells such Contracts outright to the third party.

Purchase of Contracts on a flow basis, as compared with purchase of Contracts for the Company's own account, has materially reduced the Company's cash requirements. The Company's plan for meeting its liquidity needs is (1) to increase the quantity of Contracts that it purchases and sells on a flow basis, thus increasing the fees that it receives in connection with such purchases and sales, and (2) to continue to receive releases of cash from its Spread Accounts, pursuant to the Amendment, which became effective on November 3, 1999. There can be no assurance that this plan will be successful.

During the second and third quarters of 1999, the Company sold, on a servicing released basis, $318.0 million of its Contracts held for sale. The remaining Contracts held for sale represent Contracts that did not meet the criteria for the various sales occurring in the second and third quarters. The Company's ability to increase the quantity of Contracts that it purchases and sells on a flow basis will be subject to general competitive conditions and other factors. Although the Company has continued to increase the amount of Contracts purchased and sold on a flow basis, there can be no assurance that the current level of flow production can be maintained or increased.

Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.

CAPITAL RESOURCES

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

In the past, the Company funded the increase in its servicing portfolio through off balance sheet securitization transactions, as discussed above, and funded its other capital needs with cash from operations and with the proceeds from the issuance of long-term debt and/or equity. During the year ended December 31, 1999, the Company did not complete a securitization transaction, issued $5.0 million of subordinated debt, sold $318.0 million of Contracts on a servicing released basis, and received $1.5 million in loans from affiliated parties.

The table below documents the Company's history of Contract securitizations, comprising sales to 25 securitization trusts.



                           Securitized
Period Funded              Dollar Amount     Ratings(1))        Rating Agency                  Pool Name
-------------              -------------     -----------        -------------           --------------------------
                          (In thousands)
April 1993                   $4,990              A              Duff & Phelps           Alton Grantor Trust 1993-1
May 1993                      3,933              A              Duff & Phelps           Alton Grantor Trust 1993-1
June 1993                     3,467              A              Duff & Phelps           Alton Grantor Trust 1993-1
July 1993                     5,575              A              Duff & Phelps           Alton Grantor Trust 1993-2
August 1993                   3,336              A              Duff & Phelps           Alton Grantor Trust 1993-2
September 1993                3,578              A              Duff & Phelps           Alton Grantor Trust 1993-2
October 1993                  1,921              A              Duff & Phelps           Alton Grantor Trust 1993-2
November 1993                 1,816              A              Duff & Phelps           Alton Grantor Trust 1993-3
December 1993                 6,694              A              Duff & Phelps           Alton Grantor Trust 1993-3
January 1994                  1,998              A              Duff & Phelps           Alton Grantor Trust 1993-3
March 1994                   20,787              A              Duff & Phelps           Alton Grantor Trust 1993-4
June 1994                    24,592           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1994-1
September 1994               28,916           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1994-2
October 1994                 13,136           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1994-3
December 1994                28,893           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1994-4
February 1995                20,084           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1995-1
June 1995                    49,290           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1995-2
September 1995               45,009           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1995-3
September 1995                2,369             BB              S&P                     CPS Auto Grantor Trust 1995-3
December 1995                53,634           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1995-4
December 1995                 2,823             BB              S&P                     CPS Auto Grantor Trust 1995-4
March 1996                   63,747           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1996-1
March 1996                    3,355             BB              S&P                     CPS Auto Grantor Trust 1996-1
June 1996 (2)                84,456           Aaa/AAA           Moody's/S&P             Fasco Auto Grantor Trust 1996-1
June 1996                     4,445             BB              S&P                     Fasco Auto Grantor Trust 1996-1
September 1996               87,523           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1996-2
September 1996                4,606             BB              S&P                     CPS Auto Grantor Trust 1996-2
December 1996                88,215           Aaa/AAA            Moody's/S&P            CPS Auto Grantor Trust 1996-3
December 1996                 4,643             BB              S&P                     CPS Auto Grantor Trust 1996-3
March 1997                   97,211           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1997-1
March 1997                    5,116             BB              S&P                     CPS Auto Grantor Trust 1997-1
May 1997                    113,394           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1997-2
May 1997                      5,968             BB              S&P                     CPS Auto Grantor Trust 1997-2
August 1997                 142,500           Aaa/AAA           Moody's/S&P             CPS Auto Receivables Trust 1997-3 (3)
August 1997                   7,499             BB              S&P                     CPS Auto Receivables Trust 1997-3 (3)
October 1997                100,568           Aaa/AAA           Moody's/S&P             CPS Auto Receivables Trust 1997-4 (3)
October 1997                  5,293             BB              S&P                     CPS Auto Receivables Trust 1997-4 (3)
December 1997                90,925           Aaa/AAA           Moody's/S&P             CPS Auto Receivables Trust 1997-5 (3)
December 1997                 4,781             BB              S&P                     CPS Auto Receivables Trust 1997-5 (3)
March 1998                  177,607           Aaa/AAA           Moody's/S&P             CPS Grantor Trust 1998-1
March 1998                    9,348             BB              S&P                     CPS Grantor Trust 1998-1
May 1998                    200,490           Aaa/AAA           Moody's/S&P             CPS Auto Grantor Trust 1998-2
May 1998                     10,552             BB              S&P                     CPS Auto Grantor Trust 1998-2
July 1998 (4)                36,000          P-1/A-1+           Moody's/S&P             CPS Auto Receivables Trust 1998-3 (3)
July 1998                   199,532           Aaa/AAA           Moody's/S&P             CPS Auto Receivables Trust 1998-3 (3)
December 1998                32,500          P-1/A-1+           Moody's/S&P             CPS Auto Receivables Trust 1998-4 (3)
December 1998               277,500           Aaa/AAA           Moody's/S&P             CPS Auto Receivables Trust 1998-4 (3)
                         ----------
TOTAL                    $2,184,615
                         ==========

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

As the first step in the plan, the Company in November 1998 and April 1999 issued $25.0 million and $5.0 million, respectively, of subordinated promissory notes (collectively, the "LLCP Notes"), to Levine Leichtman Capital Partners, L.P. ("LLCP"). The LLCP Notes are due in 2004, and bear interest at the rate of 14.5% per annum. Net proceeds received from the issuances were approximately $28.5 million. In conjunction with the LLCP Notes, the Company issued warrants to purchase up to 4,450,000 shares of common stock at $0.01 per share, 3,115,000 and 1,334,000 of which were exercised in April 1999 and May 1999, respectively. The effective cost of this new capital represents a material increase in the cost of capital to the Company. As part of the agreements for issuance of the LLCP Notes, Stanwich Financial Services Corp. ("SFSC") agreed to purchase an additional $15.0 million of notes (at least $7.5 million by July 31, 1999, and the remainder by August 31, 1999), and the Company agreed to sell such notes. The chairman and the president of the Company are the principal shareholders of SFSC, and the Company's chairman is the chief executive officer of SFSC. The terms of these transactions were subsequently modified, in March 2000, as discussed below.

Also in November 1998, as the second step in its plan, the Company reached an agreement with the Certificate Insurer regarding initial cash deposits. In this agreement, the Certificate Insurer committed to insure asset-backed securities issued by the Trusts with respect to at least $560.0 million of Contracts, while requiring an initial cash deposit of 3% of principal. Of the $560.0 million committed, $310.0 million was used in the Company's December 1998 securitization transaction. The Company's agreement with the Certificate Insurer also required that the Company issue to the Certificate Insurer or its designee warrants to purchase 2,525,114 shares of the Company's common stock at $3.00 per share, exercisable through the fifth anniversary of the warrants' issuance. The exercise price of the warrants is subject to certain anti-dilution adjustments.

The amendment agreement mentioned above (the "Amendment") fixes the amount of cash to be retained in the Spread Accounts for 16 of the Company's 18 remaining securitization Trusts. The amended level is 21% of the outstanding principal balance of the Certificates issued by such Trusts, computed on a pool by pool basis. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable.

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

As a third part of its plan, the Company reduced its planned level of Contract purchases initially to not more than $200.0 million per quarter beginning November 1998. In the first quarter of 1999, the Company purchased $158.2 million of Contracts. During the second quarter of 1999, the Company purchased $59.3 million of Contracts, of which $34.0 million was on a flow basis, as discussed below. During the third quarter of 1999, the Company purchased $89.6 million of Contracts, all of which was on a flow basis. During the fourth quarter of 1999, the Company purchased $117.6 million of Contracts, all of which was on a flow basis. The Company expects to purchase Contracts only on a flow basis in the future until the Company is able to identify appropriate sources of capital to acquire and hold Contracts for the Company's own account. The reduction in the amount of Contracts purchased for the Company's own account has materially reduced the Company's capital requirements.

Over the three-year period ended December 31, 1999, the Company has increased its capitalization by issuing $33.0 million of senior debt, an aggregate of $65.0 million of subordinated debt (which is convertible into, or was issued with warrants to purchase, common stock), $21.5 million of related party debt ($15.0 million of which is partially convertible and $5.0 million which is entirely convertible) and $5.0 million of capital stock. The following review of the terms of such issuances shows that the cost of such capital increased materially beginning in 1998:

In April 1997 the Company issued, in a public offering, $20.0 million of subordinated partially convertible notes due 2004, which bear an interest rate of 10.50% per annum. These notes are convertible as to 25% of their principal amount into common stock of CPS at $10.15 per share. In June 1997 the

Company issued to a related party $15.0 million of partially convertible notes due 2004. These notes are convertible as to 20% of their principal amount into common stock of CPS at $11.25 per share. In April 1998, the Company entered into the Senior Secured Line, described above. CPS borrowed $5.0 million from related parties in August and September 1998, the terms of which were renegotiated in November 1998, in connection with the issuance of $25.0 million of subordinated notes to LLCP. The $25.0 million of subordinated notes issued in November 1998 carried interest at 13.50% per annum, are due November 2003, and were issued together with warrants that would have allowed the investor to purchase up to an aggregate of 3,450,000 shares of the Company's common stock at $3.00 per share. As renegotiated in November 1998, the $5.0 million of related party loans are subordinated both to the Company's general and secured creditors and also to the LLCP Notes, bear interest at 12.50% per annum, are due June 2004, and are convertible into an aggregate of 1,666,667 shares of the Company's common stock at $3.00 per share. A related party also purchased $5.0 million of Company's common stock in July 1998, at $11.275 per share.

The cost of capital increased further in 1999. To meet a portion of its capital requirements, the Company on April 15, 1999, issued an additional $5.0 million in subordinated notes to LLCP (the "New LLCP Notes"). The New LLCP Notes bear interest at 14.5% per annum and include new warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share. As part of the agreement to issue the New LLCP Notes, the Company was required to restructure the terms of the $25.0 million subordinated promissory notes discussed above. Such restructuring included an increase in the interest rate from 13.5% to 14.5%, a reduction in the number of warrants issued to purchase the Company's common stock from 3,450,000 to 3,115,000, a waiver by LLCP of certain defaults under the notes sold to LLCP in November 1998, and a reduction in the exercise price of the warrants from $3.00 per share to $0.01 per share. Among the agreements entered into in connection with the issuance of the New LLCP Notes are agreements by Stanwich Financial Services Corp. ("SFSC"), an affiliate of the chairman of the Company's board of directors, to purchase an additional $15.0 million of notes and of the Company to sell such notes. Additionally, the New LLCP Notes have been personally guaranteed by the chairman of the Company's board of directors and the president of the Company.

During 1999, the Company defaulted on certain lending agreements, as a result of which, the related lenders required the balances to be paid in full. Such agreements are discussed below:

In November 1998, the Company entered into a warehouse line of credit agreement with General Electric Capital Corporation (the "GECC Line"). The GECC Line provided for warehouse facility advances up to a maximum of $100 million at a variable interest rate of LIBOR + 3.75%. The GECC Line by its terms was to expire November 30, 1999. During 1999, the Company defaulted on the GECC Line agreements and was required to repay all balances owed. During August 1999, all amounts owed under the GECC Line were repaid and the agreement was terminated.

In November 1997, the Company entered into a warehouse line of credit agreement with First Union Capital Markets ("First Union Line"). The First Union Line provided for a maximum of $150.0 million of advances to the Company, with interest at a variable rate indexed to prevailing commercial paper rates. In July 1998, the advance amount was increased to $200.0 million. In conjunction with the increase in maximum advance amount under the agreement, the expiration date was changed to July 31, 1999, renewable for one year with the mutual consent of the Company and First Union Capital Markets. During 1999, the Company defaulted on the First Union Line agreement and was required to repay the balance outstanding in its entirety. In June 1999, the balance of the First Union Line was repaid in its entirety and the related agreement was terminated.

In December 1996, the Company entered into an overdraft financing facility, with a bank, that provided for maximum borrowings of $2.0 million. Interest was charged on the outstanding balance at the bank's reference rate plus 1.75%. During 1997, the overdraft facility was increased to $4.0 million. There were no borrowings outstanding under this facility at December 31, 1998. During 1999, the Company defaulted under the overdraft facility and was required to repay the outstanding balance in its entirety. In November 1999, the remaining balance outstanding under the overdraft facility was repaid in its entirety and the related agreement was terminated.

In April 1998, the Company established a $33.3 million line of credit (the "Senior Secured Line") with State Street Bank and Trust Company, Prudential Insurance and an affiliate of Prudential. Borrowings under the Senior Secured Line accrued interest at LIBOR + 4.0%, and were secured by all of the Company's assets, including its residual interest in securitizations. The lenders under the Senior Secured Line declared a default in August 1999, and in November 1999 reached an agreement with the Company under which such lenders agreed to refrain from exercising their remedies occasioned by such default, and under which the Company and such lenders agreed to a repayment schedule with respect to all indebtedness under the senior secured loan. As part of the agreement to restructure the repayment schedule of the senior secured loan, the interest rate was increased from LIBOR + 4% to LIBOR + 5%. In March 2000, the Company repaid all amounts owed under the Residual Line.

As of December 31, 1999, the Company's subordinated debt exceeded its consolidated net worth, which excess was an event of default under the indentures governing the RISRS and PENs. The event of default was cured on March 15, 2000, by the issuance of senior secured debt in exchange for outstanding subordinated debt.

In August and September 1999, the Company issued to SFSC $1.5 million of related party subordinated debt bearing interest at 14.5% per annum, representing a portion of the commitment of SFSC to purchase subordinated notes. As part of that agreement, the Company also agreed to issue SFSC warrants to purchase up to 207,000 shares of the Company's common stock at a price of $0.01 per share. Such warrants have been neither issued nor exercised. The Company's agreement to issue such warrants was modified in the March 2000 debt restructuring described below.

In March 2000, the Company issued $16.0 million of new senior secured debt to LLCP, and used the proceeds to repay in full all amounts outstanding under the Senior Secured Line. The new indebtedness bears interest at 12.5% per annum, and matures in June 2001. The interest rate and maturity of the previously outstanding $30.0 million of indebtedness to LLCP are unchanged, at 14.5% and November 2003, respectively. As additional terms of the restructuring agreement, all prior defaults under the Company's existing agreements with LLCP were waived or cured, all of the Company's indebtedness to LLCP became senior secured debt (rather than subordinated debt), LLCP received 103,500 shares of Company common stock, and the Company agreed with SFSC to reduce by 50% the 207,000 warrants that had been contemplated in connection with SFSC's August and September 1999 investments in the Company.

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



NEW ACCOUNTING PRONOUNCEMENTS

The Company will adopt in future periods new accounting pronouncements. For information on how adoption has affected and will affect the Financial Statements, see Note 1 of Notes to Consolidated Financial Statements.

YEAR 2000

The Company did not experience any significant problems associated with the Year 2000. All major applications have continued to function properly with minimal adjustments being made overall.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company's funding strategy is largely dependent upon issuing interest bearing asset-backed securities and incurring debt. Therefore, fluctuations in interest rates affect the Company's profitability. The Company uses several strategies to minimize the risk of interest rate fluctuations, including offering only fixed rate contracts to obligors, regular sales of auto Contracts to the Trusts, and pre-funding securitizations, whereby the amount of asset-backed securities issued in a securitization exceeds the amount of Contracts initially sold to the Trusts. The proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the loans it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This report includes Consolidated Financial Statements, Notes thereto and an Independent Auditors' Report, at the pages indicated below. Certain unaudited quarterly financial information is included in the Notes to Consolidated Financial Statements, as Note 18

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                      Page
                                                                                                    Reference
                                                                                                    ---------
Independent Auditors' Report ...................................................................      F-1
Consolidated Balance Sheets as of December 31, 1999, and 1998 ..................................      F-2
Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997 ....      F-3
Consolidated Statements of Shareholders' Equity for the years ended December 31,
     1999, 1998, and 1997 ......................................................................      F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997 ....      F-5
Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998,
     and 1997 ..................................................................................      F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 2000 (the "2000 Proxy Statement"). The 2000 Proxy Statement will be filed not later than April 29, 2000. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the 2000 Proxy Statement.

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

The following exhibits are filed as part of this report:



3.1          Restated Articles of Incorporation(1)

3.2          Amended and Restated Bylaws(2)

4.1          Indenture re Rising Interest Subordinated Redeemable Securities
             ("RISRS")(3)

4.2          First Supplemental Indenture re RISRS(3)

4.3          Form of Indenture re 10.50% Participating Equity Notes ("PENs")(4)

4.4          Form of First Supplemental Indenture re PENs(4)

10.1         1991 Stock Option Plan & forms of Option Agreements thereunder(5)

10.2         1997 Long-Term Incentive Stock Plan(5)

10.3         Lease Agreement re Chesapeake Collection Facility(6)

10.4         Lease of Headquarters Building(7)

10.5         Partially Convertible Subordinated Note(7)

10.6         Registration Rights Agreement(7)

10.7         Residual Interest in Securitizations Revolving Credit and Term Loan
             Agreement dated as of April 30, 1998, between registrant and State
             Street Bank and Trust Company(8)

10.7a Second Amendment Agreement dated November 17, 1998 re: State Street residual interest in Securitizations Revolving Credit and Term Loan
             Agreement(9)

10.7b        Amendment and Forbearance Agreement(10)

10.8 Pledge and Security Agreement dated as of April 30, 1998, between the Company and State Street Bank and Trust Company(8)

10.9         Revolving Credit and Term Note dated April 30, 1998(8)

10.10        Subscription Agreement regarding shares issued in July 1998(11)

10.11        Registration Rights Agreement regarding shares issued in July 1998(11)

10.12        Amended and Restated Motor Vehicle Installment Contract Loan and
             Security Agreement(9)

10.13        FSA Warrant Agreement dated November 30, 1998(9)

10.14    Securities Purchase Agreement dated November 17, 1998(12)

10.14a   First Amendment dated as of April 15, 1999, to Securities Purchase
         Agreement dated as of November 17, 1998, between the Company and Levine Leichtman Capital Partners II, L.P. ("LLCP"), (said
         Securities Purchase Agreement, as amended, is referred to below as the "Amended SPA")(13)

10.14b   Amended and Restated Securities Purchase Agreement dated as of
         March 15, 2000, between the LLCP and the Company(14)

10.15    Senior Subordinated Primary Note dated November 17, 1998(12)

10.15a Senior Subordinated Primary Note in the principal amount of $25,000,000, as amended and restated pursuant to the Amended SPA(13)

10.16    Primary Warrant to purchase 3,450,000 shares of common stock dated
         November 17, 1998(12)

10.16a Primary Warrant to Purchase 3,115,000 Shares of Common Stock, as amended and restated pursuant to the Amended SPA(13)

10.17    Investor Rights Agreement dated November 17, 1998(12)

10.17a   First Amendment to Investors Rights Agreement, dated as of April
         15, 1999(13)

10.18    Waiver Agreement dated as of March 15, 2000, between LLCP and the
         Company(14)

10.19    Amended and Restated Investor Rights Agreement dated as of March
         15, 2000(14)

10.20    Registration Rights Agreement dated as of November 17, 1998(12)

10.20a   First Amendment to Registration Rights Agreement, dated as of April
         15, 1999(13)

10.20b   Amended and Restated Registration Rights Agreement dated as of
         March 15, 2000, between LLCP and the Company(14)

10.21    Subordination Agreement dated as of November 17, 1998 re: Stanwich
         Note and Poole Note(9)

10.22    Investment Agreement and Continuing Guaranty, dated as of April 15,
         1999(13)

10.23    Termination and Settlement Agreement with Respect to Investment
         Agreement and Continuing Guaranty dated as of March 15, 2000(14)

10.24    Consolidated Registration Rights Agreement dated November 17, 1998 re: 1997 Stanwich Notes(9)

10.25 Securities Purchase Agreement dated as of April 15, 1999, between the Company and LLCP(13)

10.26    Senior Subordinated Note in the principal amount of $5,000,000(13)

10.27 Amended and Restated Secured Senior Note Due 2003 in the principal amount of $30,000,000(14)

10.28    Secured Senior Note Due 2001 in the principal amount of $16,000,000(14)

10.29    Warrant to Purchase 1,335,000 Shares of Common Stock(13)

10.30    FSA Letter Agreement dated November 17, 1998(9)

10.31    Agreement dated May 29, 1999 for Sale of Contracts on a Flow Basis(15)

10.32    Amendment to Master Spread Account Agreement (filed herewith)

21.1     Subsidiaries of the Company(9)

23.1     Consent of independent auditors (filed herewith)

27       Financial Data Schedule (filed herewith)

Each exhibit marked above with a number enclosed in parentheses is incorporated in this report by reference. The reference is to the report filed by or with respect to Consumer Portfolio Services, Inc. as specified below:

1            Form 10-KSB dated December 31, 1995

2            Form 10-K dated December 31, 1997

3            Form 8-K filed December 26, 1995

4            Form S-3, no. 333-21289

5            Form 10-KSB dated March 31, 1994

6            Form 10-K dated December 31, 1996

7            Form 10-Q dated September 30, 1997

8            Form 10-Q dated March 31, 1998

9            Form 10-K dated December 31, 1998

10           Form 10-Q dated September 30, 1999

11           Form 10-Q dated June 30, 1998

12           Schedule 13D filed November 25, 1988

13           Schedule 13D filed on April 21, 1999

14           Schedule 13D filed on March 24, 2000

15           Form 10-Q dated June 30, 1999


        (b) REPORTS ON FORM 8-K

During the last quarter of the fiscal year ended December 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CONSUMER PORTFOLIO SERVICES, INC.                          March 30, 2000
(Registrant)


By:  /s/ Charles E. Bradley, Jr.
         Charles E. Bradley, Jr.,
         President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Charles E. Bradley, Sr.                                                             March 30, 2000
         Charles E. Bradley, Sr.
         Chairman of the Board


By:  /s/ Charles E. Bradley, Jr.                                                             March 30, 2000
         Charles E. Bradley, Jr., Director,
         President and Chief Executive Officer
         (Principal Executive Officer)


By:  /s/ William B. Roberts                                                                  March 30, 2000
         William B. Roberts, Director


By:  /s/ John G. Poole                                                                       March 30, 2000
         John G. Poole, Director


By:  /s/ Thomas L. Chrystie                                                                  March 30, 2000
         Thomas L. Chrystie, Director


By:  /s/ Robert A. Simms                                                                     March 30, 2000
         Robert A. Simms, Director


By:  /s/ James L. Stock                                                                      March 30, 2000
         James L. Stock,
         Chief Financial Officer
         (Principal Financial and Accounting Officer)

                        CONSUMER PORTFOLIO SERVICES, INC.


INDEPENDENT AUDITORS' REPORT


The Board of Directors
Consumer Portfolio Services, Inc.:

   We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                     KPMG LLP


Orange County, California
March 30, 2000

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                December 31,           December 31,
                                                                ------------           ------------
                                                                    1999                  1998
                                                                  --------               --------
ASSETS
Cash                                                              $  1,640               $  1,940
Restricted cash (note 2)                                             1,684                  1,619
Contracts held for sale (note 3)                                     2,421                165,582
Servicing fees receivable                                            9,919                 11,148
Residual interest in securitizations (note 4)                      172,530                217,848
Furniture and equipment, net (notes 8 and 11)                        3,040                  4,272
Taxes receivable (note 12)                                           4,914                     --
Deferred financing costs (note 13)                                   2,488                  2,817
Investment in unconsolidated affiliates (note 9)                       755                  4,145
Related party receivables (note 9)                                     901                  3,268
Deferred interest expense (notes 10 and 13)                         10,720                  5,103
Other assets (notes 9 and 10)                                       12,553                 14,220
                                                                  --------               --------
                                                                  $223,565               $431,962
                                                                  ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses                               $ 13,637               $  9,267
Warehouse line of credit (note 13)                                      --                151,857
Taxes payable (note 12)                                                 --                  1,821
Deferred tax liability (note 12)                                     6,318                 27,247
Capital lease obligation (note 11)                                   1,506                  2,132
Notes payable (note 13)                                              4,006                  2,557
Senior secured debt (note 13)                                       23,161                 33,000
Subordinated debt (note 13)                                         69,000                 65,000
Related party debt (note 9)                                         21,500                 20,000
                                                                  --------               --------
                                                                   139,128                312,881

Shareholders' Equity (notes 10 and 13)
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                              --                     --
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding                             --                     --
Common stock, no par value; authorized
  30,000,000 shares; 20,107,501 and 15,658,501 shares
  issued and outstanding at December 31, 1999
  and December 31, 1998, respectively                               62,421                 52,533
Retained earnings                                                   22,016                 66,548
                                                                  --------               --------
                                                                    84,437                119,081
                                                                  --------               --------
Commitments and contingencies  (notes 3,4,7,9,10
11,12,13, and 14)                                                 $223,565               $431,962
                                                                  ========               ========


See accompanying notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                             Year Ended December 31,
                                                   --------------------------------------------
                                                     1999              1998             1997
                                                   ---------         ---------        ---------
Revenues:
Gain (loss) on sale of contracts,
  net (notes 3, 4 and 5)                           $ (14,844)        $  58,306        $  35,045
Interest income (note 6)                               3,032            41,841           23,526
Servicing fees                                        27,761            25,156           14,487
Other income (loss) (note 9)                          (1,144)              977            2,193
                                                   ---------         ---------        ---------
                                                      14,805           126,280           75,251
                                                   ---------         ---------        ---------

Expenses:
Employee costs                                        29,820            28,812           15,875
General and administrative (note 9)                   19,605            20,618           14,147
Interest                                              27,405            22,019            9,185
Marketing                                              5,423             6,891            1,849
Occupancy (note 11)                                    2,793             2,267            1,404
Depreciation and amortization                          1,595             1,255              757
Related party consulting fees (note 9)                   327                98               75
                                                   ---------         ---------        ---------
                                                      86,968            81,960           43,292
                                                   ---------         ---------        ---------
Income (loss) before income taxes                    (72,163)           44,320           31,959
Income taxes (benefit) (note 12)                     (27,631)           18,617           13,427
                                                   =========         =========        =========
Net income (loss)                                  $ (44,532)        $  25,703        $  18,532
                                                   =========         =========        =========


Earnings (loss) per share (note 1):
  Basic                                            $   (2.38)        $    1.67        $    1.29
  Diluted                                          $   (2.38)        $    1.50        $    1.17

Number of shares used in computing earnings
  (loss) per share (note 1):
  Basic                                               18,678            15,412           14,332
  Diluted                                             18,678            17,500           16,053



See accompanying notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                          SERIES A                                          NOTES
                                      PREFERRED STOCK            COMMON STOCK             RECEIVABLE
                                      ----------------     -------------------------     FROM EXERCISE                   RETAINED
                                      SHARES     AMOUNT      SHARES          AMOUNT        OF OPTIONS     EARNINGS         TOTAL
                                      ------     -----     ---------       ---------     -------------    ---------      ---------
Balance at December 31, 1996            --       $  --        13,780       $  34,645       $      --      $  22,313      $  56,958

Common stock issued upon exercise
     of warrants (note 10)              --          --            14              42              --             --             42
Common stock issued upon exercise
     of options (note 10)               --          --           937           2,464            (500)            --          1,964
Common stock issued upon
     conversion of debt                 --          --           480           3,000              --             --          3,000
Income tax benefit from
     exercise of options (note 12)      --          --            --           2,111              --             --          2,111
Net income                              --          --            --              --              --         18,532         18,532
                                      ----       -----     ---------       ---------       ---------      ---------      ---------
Balance at December 31, 1997            --       $  --        15,211       $  42,262       $    (500)     $  40,845      $  82,607

Common stock issued upon exercise
     of options (notes 10 and 13)       --          --             5              43             500             --            543
Common stock issued  (note 9)           --          --           443           5,000              --             --          5,000
Valuation of warrants issued (notes
     10 and 13)                         --          --            --           5,228              --             --          5,228
Net income                              --          --            --              --              --         25,703         25,703
                                      ----       -----     ---------       ---------       ---------      ---------      ---------
Balance at December 31, 1998            --       $  --        15,659       $  52,533       $      --      $  66,548      $ 119,081

Common stock issued upon exercise
     of warrants (notes 10 and 13)      --          --         4,449              44              --             --             44
Valuation of warrants issued and
     repriced (notes 10 and 13)         --          --            --           9,844              --             --          9,844
Net loss                                --          --            --              --              --        (44,532)       (44,532)
                                      ----       -----     ---------       ---------       ---------      ---------      ---------
Balance at December 31, 1999            --       $  --        20,108       $  62,421       $      --      $  22,016      $  84,437
                                      ====       =====     =========       =========       =========      =========      =========



See accompanying  notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                Year Ended December 31,
                                                                    -------------------------------------------------
                                                                       1999               1998               1997
                                                                    -----------        -----------        -----------
Cash flows from operating activities:
   Net income (loss)                                                $   (44,532)       $    25,703        $    18,532
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                        1,595              1,255                757
     Amortization of NIRs (note 4)                                       35,610             35,540             13,310
     Amortization of deferred financing costs                               641                356                268
     Provision for credit losses                                          5,323              3,544              4,088
     Provision for loss on NIRs (note 4)                                     --              7,762                 --
     NIR gains recognized (note 4)                                           --            (52,990)           (34,767)
     Loss on sale of fixed asset                                             --                 --                 13
     Gain on sale of subsidiary                                              --                (56)                --
     Equity in net (income) loss of investment in
       unconsolidated affiliates                                          2,411               (187)              (912)
     Gain on redemption of related party preferred stock                     --                 --               (145)
     Net releases from (deposits into) trusts                             9,708            (83,544)           (35,907)
     Changes in assets and liabilities:
       Restricted cash                                                      (65)            (1,619)                --
       Purchases of contracts held for sale                            (424,746)        (1,076,457)          (632,096)
       Liquidation of contracts held for sale                           582,584            975,602            581,394
       Other assets                                                       6,792            (12,886)            (4,484)
       Accounts payable and accrued expenses                              4,370               (962)             8,269
       Warehouse lines of credit                                       (151,857)            90,191             48,401
       Deferred tax liability                                           (20,929)            14,104              6,116
       Taxes payable/receivable                                          (6,735)             3,509              1,032
                                                                    -----------        -----------        -----------
          Net cash provided by (used in) operating activities               170            (71,135)           (26,131)

Cash flows from investing activities:
   Proceeds from sale of investment in unconsolidated affiliate             979                 --                 --
   Net related party receivables                                          2,367              4,027             (5,987)
   Purchase of related party preferred stock                                 --                 --            (14,500)
   Proceeds from sale of related party preferred stock                       --                 --             14,645
   Investment in unconsolidated affiliate                                    --                (65)              (716)
   Purchases of furniture and equipment                                     (33)            (1,308)            (1,032)
   Net cash from sale of subsidiary                                          --                382                 --
   Purchase of subsidiary, net of cash acquired                              --                 --                 92
                                                                    -----------        -----------        -----------
          Net cash provided by (used in) investing activities             3,313              3,036             (7,498)

Cash flows from financing activities:
   Increase in senior secured debt                                           --             33,000                 --
   Issuance of related party debt                                         1,500              5,000             54,500
   Issuance of subordinated debt                                          5,000             25,000             20,000
   Issuance of notes payable                                              2,147              2,461                 --
   Repayment of senior secured debt                                      (9,839)                --                 --
   Repayment of subordinated debt                                        (1,000)                --                 --
   Repayment of capital lease obligations                                  (626)              (553)              (166)
   Repayment of notes payable                                              (697)              (824)               (10)
   Repayment of related party debt                                           --                 --            (39,945)
   Payment of financing costs                                              (312)            (1,333)            (1,165)
   Issuance of common stock                                                  --              5,000                 --
   Exercise of options and warrants                                          44                543              2,006
                                                                    -----------        -----------        -----------
          Net cash provided by (used in) financing activities            (3,783)            68,294             35,220
                                                                    -----------        -----------        -----------
(Decrease) increase in cash                                                (300)               195              1,591

Cash at beginning of year                                                 1,940              1,745                154
                                                                    -----------        -----------        -----------
Cash at end of year                                                 $     1,640        $     1,940        $     1,745
                                                                    ===========        ===========        ===========



See accompanying notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                Year Ended December 31,
                                                                    -------------------------------------------------
                                                                       1999               1998               1997
                                                                    -----------        -----------        -----------
Supplemental disclosure of cash flow information:
Cash paid during the year for:
        Interest                                                    $    23,872        $    21,542        $     8,476
        Income taxes                                                $        62        $     1,013        $     6,204

Supplemental disclosure of non-cash investing and
financing activities:
      Issuance of common stock upon conversion of debt              $        --        $        --        $     3,000
      Note receivable from exercise of options                      $        --        $        --        $       500
      Income tax benefit from exercise of options                   $        --        $        --        $     2,111
      Furniture and equipment acquired through capital leases       $        --        $     1,193        $     1,658
      Issuance and revaluation of common stock warrants             $     9,844        $     5,228        $        --

      Purchase of CPS Leasing, Inc.
          Assets acquired                                           $        --        $        --        $     2,718
          Liabilities assumed                                                --                 --             (2,638)
                                                                    -----------        -----------        -----------
          Cash paid to acquire business                                      --                 --                 80
          Less: cash acquired                                                --                 --               (172)
                                                                    -----------        -----------        -----------
          Net cash received upon acquisition                        $        --        $        --        $       (92)
                                                                    ===========        ===========        ===========

      Sale of PIC Leasing, Inc.                                                                                    --
          Net assets sold                                           $        --        $       706        $        --
          Net assets retained                                                --               (155)                --
          Gain on sale of subsidiary                                         --                 56                 --
                                                                    -----------        -----------        -----------
          Cash received from sale of subsidiary                              --                607                 --
          Less: cash relinquished upon disposition                           --               (225)                --
                                                                    -----------        -----------        -----------
          Net cash received from sale of subsidiary                 $        --        $       382        $        --
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

        Principles of Consolidation

        The consolidated financial statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries, CPS Marketing, Inc., Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC"), CPS Funding Corp. ("CPSFC") and CPS Warehouse Corp. ("CPSWC"). Alton, CPSRC, CPSFC and CPSWC are limited purpose corporations formed to accommodate the structures under which the Company purchases and sells its Contracts. CPS Marketing, Inc. employs marketing representatives who solicit business from dealers. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp., LINC Acceptance Company, LLC, and CPS Leasing, Inc., which are 80% owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates that are not majority owned are reported using the equity method. The excess of the purchase price of such subsidiaries over the Company's share of the net assets at the acquisition date ("goodwill") is being amortized over a period of up to fifteen years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting operating income at an appropriate discount rate.

        Contracts Held for Sale

        Contracts held for sale include automobile installment sales contracts on which interest is precomputed and added to the amount financed. The interest on such Contracts is included in unearned financed charges. Unearned financed charges are amortized using the interest method over the remaining period to contractual maturity. Contracts held for sale are stated at the lower of cost or market value. Market value is determined by purchase commitments from investors and prevailing market prices. Gains and losses are recorded as appropriate when Contracts are sold. The Company considers a transfer of Contracts where the Company surrenders control over

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the Contracts to be a sale to the extent that consideration other than beneficial interests in the transferred Contracts is received in exchange for the Contracts.

        Contracts Held to Maturity

        Contracts held to maturity are presented at cost and are included in other assets. Payments received on Contracts held to maturity are restricted to certain securitized pools, and the related Contracts cannot be resold.

        Allowance for Credit Losses

        The Company estimates an allowance for credit losses, which management believes provides adequately for known and inherent losses that may develop in the Contracts held for sale. Provision for loss is charged to gain on sale of Contracts. Charge offs, net of recoveries, are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral.

        Contract Acquisition Fees

        Upon purchase of a Contract from a dealer, the Company generally charges the dealer an acquisition fee. The acquisition fees associated with Contract purchases are deferred until the Contracts are sold, at which time the deferred acquisition fees are recognized as a component of the gain on sale. The Company also charges an origination fee for those Contracts that are sold on a flow basis. Those fees are recognized at the time the Contracts are sold and are also a component of the gain on sale.

        Investments

        The Company determines the appropriate classification of its investments in debt securities at the time of purchase. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity as accumulated other comprehensive income.

        The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts, over the estimated life of the security. Such amortization and interest earned on the debt securities are included in interest income.

        Flow Purchase Program

        From May 1999 through the date of this report, the Company has purchased Contracts only for immediate and outright resale to non-affiliated third parties. The Company sells such Contracts for a mark-up above what the Company pays the Dealer. In such sales, the Company makes certain representations and warranties to the purchasers, normal in the industry, which relate primarily to the legality of the sale of the underlying motor vehicle and to the validity of the security interest that is being conveyed to the purchaser. These representations and warranties are generally similar to the representations and warranties given by the originating Dealer to the Company. In the event of a breach of such representations or warranties, the Company may incur liabilities in favor of the purchaser(s) of the Contracts and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s).

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Residual Interest in Securitizations and Gain on Sale of Contracts

        The Company has purchased Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. Although the Company has not been able to sell Contracts in a securitization transaction since December 1998, it does plan to securitize in the future, as to which there can be no assurance. The Company's securitization structure has been as follows: The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased significantly in 1998. Effective November 3, 1999, as applied to monthly measurement dates from September 1999 onward, the specified levels have decreased. See note 16 - "Liquidity".

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

        The Company allocates its basis in the Contracts between the Certificates and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. For that valuation, the Company has used an effective discount rate of approximately 14% per annum.

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

        The annual percentage rate payable on the Contracts is significantly greater than the pass through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used a constant prepayment estimate of approximately 4% per annum. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the residuals, the Company estimates that losses as a percentage of the original principal balance will range from 14% to 16.5% cumulatively over the lives of the related Contracts.

        In future periods, the Company would recognize additional revenue from the Residuals if the actual performance of the Contracts were to be better than the original estimate, or the Company would increase the estimated fair value of the Residuals. If the actual performance of the Contracts were to be worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. Due to the inherent uncertainty of the future performance of the underlying Contracts, the Company during 1998 established a provision for losses on the Residuals.

        The Certificateholders and the related securitization trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals are subordinate to the Certificates until the Certificateholders are fully paid.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Servicing

        The Company considers the servicing fee received to approximate adequate compensation. As a result, no servicing asset or liability has been recognized. Servicing fees are reported as income when earned. Servicing costs are charged to expense as incurred. Servicing fees receivable represent fees earned but not yet remitted to the Company by the trustee.

        Furniture and Equipment

        Furniture and equipment are stated at cost net of accumulated depreciation. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets which ranges from three to five years. Assets held under capital leases and leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

        Earnings (Loss) per Share

        The following table illustrates the computation of basic and diluted earnings per share:


                                                                          Year ended December 31,
                                                                 ---------------------------------------
                                                                   1999            1998           1997
                                                                 --------        --------       --------
                                                                  (in thousands, except per share data)
Numerator:
Numerator for basic earnings (loss) per share --
     net income (loss)                                           $(44,532)       $ 25,703       $ 18,532
Interest on borrowings, net of tax effect on conversion of
     convertible subordinated debt                                     --             590            313
                                                                 --------        --------       --------
Numerator for diluted earnings (loss) per share                  $(44,532)       $ 26,293       $ 18,845
                                                                 ========        ========       ========

Denominator:
Denominator for basic earnings (loss) per share
-- weighted average number of common shares outstanding
   during the year                                                 18,678          15,412         14,332
Incremental common shares attributable to exercise of
     outstanding options and warrants                                  --             881          1,212
Incremental common shares attributable to conversion of
     subordinated debt                                                 --           1,207            509
                                                                 --------        --------       --------
Denominator for diluted earnings (loss) per share                  18,678          17,500         16,053
                                                                 ========        ========       ========

Basic earnings (loss) per share                                  $  (2.38)       $   1.67       $   1.29
                                                                 ========        ========       ========

Diluted earnings (loss) per share                                $  (2.38)       $   1.50       $   1.17
                                                                 ========        ========       ========

        Excluded from the diluted loss per share calculation for the year ended December 31, 1999, were 344,256 shares from outstanding options and warrants and an additional 2.4 million from incremental shares attributable to the conversion of certain subordinated debt, as these securities are anti-dilutive.

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

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

        Segment Reporting

        Operations are managed and financial performance is evaluated on a Company wide basis by chief decision makers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

        New Accounting Pronouncements

        In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in foreign operations, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

        Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is in the process of assessing the effect of implementing SFAS No. 133.


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

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        Reclassification

        Certain amounts for the prior years have been reclassified to conform to the current year's presentation.

(2) RESTRICTED CASH

        Restricted cash in the amount of $1.7 million and $1.6 million as of December 31, 1999 and 1998, respectively, is required as part of the agreement related to a $33.3 million senior secured line of credit established by the Company in April 1998 (see note 13). The agreement requires the Company to post a cash reserve equal to the greater of $1.0 million or six months of interest based on the outstanding balance of the line at the end of the month. Borrowings under the senior secured line bear interest at LIBOR + 5% (11.46% at December 31, 1999).

(3) CONTRACTS HELD FOR SALE

        The following table presents the components of Contracts held for sale:

                                                                 December 31,
                                                        --------------------------
                                                          1999             1998
                                                        ---------        ---------
                                                               (in thousands)
Gross receivable balance ........................       $   3,857        $ 183,876
Unearned finance charges ........................            (136)         (10,949)
Deferred acquisition fees and discounts .........            (437)          (4,594)
Allowance for credit losses .....................            (863)          (2,751)
                                                        ---------        ---------
   Net contracts held for sale ..................       $   2,421        $ 165,582
                                                        =========        =========

The following table presents the activity in the allowance for credit losses:



                                                          Year ended December 31,
                                                   -------------------------------------
                                                    1999            1998           1997
                                                   -------        -------        -------
                                                              (in thousands)
Balance, beginning of year .................       $ 2,751        $ 2,204        $   723
Provisions .................................         5,323          3,544          4,088
Charge-offs ................................        (8,478)        (2,535)        (2,935)
Allowance allocated to repossessed inventory
                                                      (217)        (1,349)          (261)
Recoveries .................................         1,484            887            589
                                                   -------        -------        -------
   Balance, end of year ....................       $   863        $ 2,751        $ 2,204
                                                   =======        =======        =======


        The Company is required to represent and warrant certain matters with respect to the Contracts used as collateral in warehouse lines of credit, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the Contracts. In the event of a breach by the Company of any representation or warranty with respect to a Contract, such Contract would no longer be eligible collateral for purposes of the warehouse line, and the Company would be required to repay to the warehouse lender the amounts advanced with respect to such Contract. In most cases, the Company would then be entitled under the terms of its agreements with dealers to require the selling dealer to repurchase the Contracts at the Company's purchase price less any principal payments received from the obligor.

        As of December 31, 1999 and 1998, respectively, the Company had commitments to purchase $1.7 million and $2.3 million of Contracts from Dealers in the ordinary course of business.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(4) RESIDUAL INTEREST IN SECURITIZATIONS

        The following table presents the components of the residual interest in securitizations:


                                                                      December 31,
                                                                 -----------------------
                                                                   1999           1998
                                                                 --------       --------
                                                                     (in thousands)
Cash, commercial paper, US government securities and other
qualifying  investments (Spread Account) .................       $126,126       $130,394
NIRs .....................................................         19,190         54,800
OC accounts ..............................................         27,098         31,836
Funds held by investor ...................................             --            480
Investment in subordinated certificates ..................            116            338
                                                                 --------       --------
                                                                 $172,530       $217,848
                                                                 ========       ========


The following table presents the activity of the NIRs :


                                                        Year ended December 31,
                                                  ------------------------------------
                                                    1999          1998          1997
                                                  --------      --------      --------
                                                             (in thousands)
Balance, beginning of year ..................     $ 54,800      $ 45,112      $ 23,655
NIR gains recognized (note 5) ...............           --        52,990        34,767
Amortization of NIRs (note 6) ...............      (35,610)      (35,540)      (13,310)
Provision for loss on NIRs ..................           --        (7,762)           --
                                                  --------      --------      --------
Balance, end of year ........................     $ 19,190      $ 54,800      $ 45,112
                                                  ========      ========      ========


        The following table presents the estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:


                                                                                   December 31,
                                                                     ------------------------------------------
                                                                       1999             1998            1997
                                                                     ----------      ----------      ----------
                                                                                   (in thousands)
Undiscounted estimated credit losses ...........................     $   77,480      $  169,110      $   90,814

Servicing subject to recourse provisions .......................     $  813,061      $1,362,801      $  830,918
                                                                     ==========      ==========      ==========

Undiscounted estimated credit losses as percentage of  servicing
subject to recourse provisions .................................           9.53%          12.41%          10.93%
                                                                     ==========      ==========      ==========

(5) GAIN ON SALE OF CONTRACTS

        The following table presents the components of the net gain on sale of
Contracts:

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                   Year ended December 31,
                                            ------------------------------------
                                              1999          1998          1997
                                            --------      --------      --------
                                                      (in thousands)
NIR gains recognized ..................     $     --      $ 52,990      $ 34,767
Loss on sale of Contracts .............      (15,831)           --            --
Deferred acquisition fees and discounts
                                               7,434        23,330         8,925
Provision for loss on NIRs ............           --        (7,762)           --
Expenses related to sales .............       (1,124)       (6,708)       (4,559)
Provision for credit losses ...........       (5,323)       (3,544)       (4,088)
                                            --------      --------      --------
                                            $(14,844)     $ 58,306      $ 35,045
                                            ========      ========      ========


(6) INTEREST INCOME

        The following table presents the components of interest income:


                                                         Year ended December 31,
                                                  ------------------------------------
                                                    1999          1998          1997
                                                  --------      --------      --------
                                                             (in thousands)
Interest on Contracts held for sale .........     $ 27,949      $ 43,493      $ 14,279
Residual interest income ....................       10,693        33,888        22,557
Amortization of NIRs ........................      (35,610)      (35,540)      (13,310)
                                                  --------      --------      --------
                                                  $  3,032      $ 41,841      $ 23,526
                                                  ========      ========      ========

(7) SERVICING

        The following table presents the components of the Company's servicing portfolio:


                                                             December 31,
                                              ----------------------------------------
                                                 1999           1998           1997
                                              ----------     ----------     ----------
                                                           (in thousands)
Contracts held for sale .................     $    4,833     $  176,108     $   71,829
Contracts held to maturity ..............          3,085             --             --
Servicing subject to recourse provisions:
  Whole loan portfolios .................             --          1,463          4,839
  Alton Receivables Corp. ...............             --            259          3,073
  CPS Receivables Corp. .................        813,061      1,361,079        823,006
                                              ----------     ----------     ----------
                                              $  820,979     $1,538,909     $  902,747
                                              ==========     ==========     ==========


(8) FURNITURE AND EQUIPMENT

        The following table presents the components of furniture and equipment:


                                                       December 31,
                                                   --------------------
                                                     1999         1998
                                                   -------      -------
                                                      (in thousands)
Furniture and fixtures .......................     $ 3,000      $ 2,973
Computer equipment ...........................       2,378        2,365
Leasing assets ...............................         882          882
Leasehold improvements .......................         637          644
Other fixed assets ...........................          34           34
                                                   -------      -------
                                                     6,931        6,898
Less accumulated depreciation and amortization      (3,891)      (2,626)
                                                   -------      -------
                                                   $ 3,040      $ 4,272
                                                   =======      =======

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(9) RELATED PARTY TRANSACTIONS

        Investment in Unconsolidated Affiliates

        Investment in unconsolidated affiliates primarily consists of a 38% interest in NAB Asset Corporation ("NAB") that was acquired by the Company on June 6, 1996, for approximately $4.3 million. At the time of the acquisition, NAB had approximately $3.5 million in cash and no significant operations. The Company's purchase price of its investment in NAB exceeded the Company's share of the net assets of NAB at the acquisition date by approximately $1.4 million. This amount, which was included in other assets in the accompanying consolidated balance sheets as goodwill, was being amortized over a period of fifteen years. During 1999, the Company determined that the value of the goodwill was impaired and wrote off the remaining balance of the goodwill, which is included in other income (loss) in the accompanying consolidated statement of operations. Based on the closing price on the Nasdaq, the market value of the investment in NAB was approximately $483,674 and $2.9 million at December 31, 1999 and 1998, respectively. Charles E. Bradley, Sr., Chairman of the Company's Board of Directors and a principal shareholder of the Company, and Charles E. Bradley, Jr., President, Chief Executive Officer and a member of the Company's Board of Directors, are both members of the Board of Directors of NAB.

        Subsequent to the Company's investment in NAB, NAB purchased Mortgage Portfolio Services, Inc. ("MPS") from the Company for $300,000. MPS, formed by the Company in April 1996, is a mortgage broker-dealer based in Texas. In July 1996, NAB formed CARSUSA, Inc. ("CARSUSA"), which purchased, and now owns and operates, a Mitsubishi automobile dealership in Southern California. On June 27, 1997, NAB sold CARSUSA to Charles E. Bradley, Sr. and Charles E. Bradley, Jr., for $1.5 million. Included in other income for the years ended December 31, 1999, 1998 and 1997, is a loss of $2.5 million and income of $51,593 and $848,920, respectively, which represents the Company's share of NAB's net income or loss.

        Related Party Receivables

The following table presents the components of related party receivables:


                                                                December 31,
                                                           ---------------------
Related Party                                               1999           1998
                                                           ------         ------
                                                                (in thousands)
NAB Asset Corporation ............................         $   86         $2,100
CARSUSA, Inc. ....................................            690            904
Service and Management Cooperative, Inc. .........             --            139
Loan to Subsidiary Officer .......................            125            125
                                                           ------         ------
                                                           $  901         $3,268
                                                           ======         ======

        Included in the receivable from CARSUSA at December 31, 1999 and 1998, is $321,100 and $329,500, respectively, related to a flooring line of credit provided to CARSUSA. The remainder relates to amounts owed by CARSUSA for other borrowings.

        During fiscal 1999 and 1998, respectively, the Company sold 11 and 51 repossessed automobiles to CARSUSA and received proceeds of $83,800 and $432,790, respectively. Additionally, the Company purchased 57 and 296 Contracts from CARSUSA, with an aggregate principal balance of approximately $827,434 and $4.2 million, respectively, in 1999 and 1998.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        During 1997, the Company lent a total of $9.5 million to NAB, represented by two promissory notes for $5.5 million and $4.0 million, each bearing interest at 13% annually. On December 31, 1997, Stanwich Financial Services Corp. ("SFSC") purchased the $4.0 million note at par. Charles E. Bradley, Sr., Charles E. Bradley, Jr., and John G. Poole, who are officers and directors of the Company, collectively own all of the common stock of Stanwich Holdings, Inc. ("Stanwich Holdings"), and Mr. Bradley, Sr., is the president and a director of Stanwich Holdings. SFSC is a wholly-owned subsidiary of Stanwich Holdings. NAB repaid approximately $3.4 million of the $5.5 million promissory note during 1998, and the balance during 1999.

        In June 1998, the Company issued an additional promissory note to NAB for $3 million, bearing interest at 14% annually. During 1998, the note was repaid in full.

        On March 2, 1998, NAB acquired Stanwich Holdings. At that time the Company received a note from NAB for $530,835 in exchange for an option it had held to acquire 100% of the outstanding common stock of Stanwich Holdings. In June 1998, NAB rescinded the transaction to acquire Stanwich Holdings, with an effective date of March 2, 1998.

        At December 31, 1998, the Company was owed $139,229 by Service and Management Cooperative, Inc. This was written off in 1999 and is included in other income (loss). These amounts represent liabilities incurred by Service and Management Cooperative, Inc., which were paid for by the Company. Certain officers of the Company's subsidiary Samco were officers of Service and Management Cooperative, Inc.

        In July 1998, the president of SAMCO borrowed $125,000 from the Company. The loan bears interest at the rate of 10% per annum and is due July 2001.

        The Company was a party to a consulting agreement with Stanwich Partners, Inc., that called for monthly payments of $6,250 through December 31, 1999. Stanwich Partners, Inc., is an affiliate of Charles E. Bradley, Sr. Included in the accompanying consolidated statements of operations for each of the years ended December 31, 1999, 1998 and 1997, is $75,000 of consulting expense related to this consulting agreement.

        In November 1998, the Company issued $25 million of subordinated promissory notes due November 30, 2003, to an affiliate of Levine Leichtman Capital Partners, Inc. ("LLCP") (see note 13). As part of the transaction, the Company entered into a consulting agreement with LLCP, calling for monthly consulting fees of $22,917 through November 1999. Included in the accompanying consolidated statements of operations for the years ended December 31, 1999, and 1998, are $252,083 and $22,917, respectively, of consulting fees related to this consulting agreement.

        Related Party Debt

        In June 1997, the Company borrowed $15 million on an unsecured and subordinated basis from SFSC. This loan ("RPL") is due 2004, and has a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company may pre-pay the RPL without penalty at any time after three years. At maturity or repayment of the RPL, the holder thereof will have an option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share. The balance of the RPL at December 31, 1999 and 1998, was $15 million.

        During 1998, the Company borrowed an additional $4 million on an unsecured basis from SFSC. This loan ("RPL2") is due 2004, and had a fixed rate of interest of 12.5% per annum

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



payable monthly beginning December 1998. The Company may pre-pay the RPL2, without penalty, at any time after June 12, 2000. At maturity or repayment of the RPL2, the holder thereof will have the option to convert the entire principal balance of the note, or a portion thereof, into common stock of the Company, at a conversion rate of $3 per share. The balance of the RPL2 at December 31, 1999 and 1998 was $4 million.

        During 1998, the Company borrowed $1 million on an unsecured basis from John G. Poole, a director of the Company. The terms of this note ("RPL3") are the same as RPL2. The balance of the RPL3 at December 31, 1999 and 1998 was $1 million.

        During 1999, the Company borrowed $1.5 million on an unsecured basis from SFSC. This loan ("RPL4") is due 2004, has a fixed rate of interest of 14.5% per annum payable monthly beginning October 1999. In conjunction with the issuance of RPL4, the Company agreed to issue warrants to purchase up to 207,000 shares of the Company's common stock at a price of $0.01 per share. Such warrants have been neither issued nor exercised. The Company's agreement to issue such warrants was modified in the March 2000 debt restructuring described below.

        In March 2000, the Company issued $16.0 million of new senior secured debt to LLCP, and used the proceeds to repay in full all amounts outstanding under the Senior Secured Line. The new indebtedness bears interest at 12.5% per annum, and matures in June 2001. The interest rate and maturity of the previously outstanding $30.0 million of indebtedness to LLCP are unchanged, at 14.5% and November 2003, respectively. As additional terms of the restructuring agreement, all prior defaults under the Company's existing agreements with LLCP were waived or cured, all of the Company's indebtedness to LLCP became senior secured debt (rather than subordinated debt), LLCP received 103,500 shares of Company common stock, and the Company agreed with SFSC to reduce by 50% the 207,000 warrants that had been contemplated in connection with SFSC's August and September 1999 investments in the Company.

        Related Party Stock Sale

        In July 1998, the Company sold 443,459 shares of common stock in a private placement to SFSC for $5 million. As of December 31, 1999, the above shares of common stock had not been registered for public sale.

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

        The Company is required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines, residual financing, subordinated debt, and related party debt. The covenants restrict the payment of certain distributions, including dividends. (See note 13 - "Debt.")

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

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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

   In October 1998, the Company's Board of Directors approved a plan to cancel and reissue certain stock options previously granted to key employees of the Company. All options granted prior to October 22, 1998, with an option price greater than $3.25 per share, were repriced to $3.25 per share. In conjunction with the repricing, a one year period of non-exercisability was placed on all repriced options, which period ended on October 21, 1999.

   In October 1999, the Company's Board of Directors approved a plan to cancel and reissue certain stock options previously granted to key employees of the Company. All options granted prior to October 29, 1999, with an option price greater than $0.625 per share, were repriced to $0.625 per share. In conjunction with the repricing, a six month period of non-exercisability was placed on all repriced options, which period will end on April 29, 2000. Under a proposed Interpretation of the application of APB Opinion No. 25 ("APB 25"), the change in the exercise price during the original option term would be required to be accounted for as a variable award. Variable award accounting would apply to the modified option from the date of modification until the date of exercise, regardless of whether the option is vested or unvested at the date of modification. Accordingly, estimates of the compensation, based on the option's intrinsic value, would be recorded in future periods once this Interpretation is effective. The provision of this Interpretation would be effective upon issuance and would apply to modifications of outstanding stock options that occur after December 31, 1998.

   At December 31, 1999, there were a total of 82,400 additional shares available for grant under the 1991 Plan and 1997 Plan. Of the options outstanding at December 31, 1999, 1998 and 1997, 24,800, 194,040 and 584,920,
respectively, were then exercisable, with weighted-average exercise prices of $0.69, $2.68 and $6.77, respectively. The per share weighted-average fair value of stock options granted during the years ended December 31, 1999, 1998 and 1997, was $1.11, $1.87, and $5.79, respectively, at the date of grant. That fair value was computed using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                    Year ended December 31,
                                                 -------------------------------
                                                  1999         1998        1997
                                                 ------       -----       -----
Expected life (years) ......................       6.09        6.41        6.50
Risk-free interest rate ....................       5.96%       4.95%       6.48%
Volatility .................................     114.79%      20.00%      52.04%
Expected dividend yield ....................         --          --          --

   The Company applies APB 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net earnings per share would have been reduced to the pro forma amounts indicated below.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                     Year ended December 31,
                                            -----------------------------------------
                                              1999             1998           1997
                                            ----------      ----------     ----------
                                              (in thousands, except per share data)
Net income (loss)
  As reported .........................     $  (44,532)     $   25,703     $   18,532
  Pro forma ...........................     $  (46,236)     $   24,639     $   18,182

Net earnings (loss) per share - basic
  As reported .........................     $    (2.38)     $     1.67     $     1.29
  Pro forma ...........................     $    (2.48)     $     1.60     $     1.27

Net earnings (loss) per share - diluted
  As reported .........................     $    (2.38)     $     1.50     $     1.17
  Pro forma ...........................     $    (2.48)     $     1.48     $     1.17

        Pro forma net income (loss) and net earnings (loss) per share reflect only options granted in the years ended December 31, 1999, 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above, because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to Apri1 1, 1995, is not considered.

Stock option activity during the periods indicated is as follows:



                                                             Number of         Weighted-Average
                                                              Shares            Exercise Price
                                                             ---------         -----------------
                                                                     (in thousands,
                                                                except per share data)
Balance at December 31, 1996 ...............                   2,154                $ 5.04
     Granted ...............................                     321                  9.76
     Exercised .............................                     937                  2.64
     Canceled ..............................                     145                 11.69
                                                               -----                ------
Balance at December 31, 1997 ...............                   1,393                  7.05
     Granted ...............................                   3,515                  5.42
     Exercised .............................                       5                  8.50
     Canceled ..............................                   2,412                  8.64
                                                               -----                ------
Balance at December 31, 1998 ...............                   2,491                  3.22
     Granted ...............................                   3,751                  1.28
     Exercised .............................                      --                    --
     Canceled ..............................                   3,318                  3.27
                                                               -----                ------
Balance at December 31, 1999 ...............                   2,924                $ 0.69
                                                               =====                ======


        At December 31, 1999, the range of exercise prices, the number, weighted-average exercise price and weighted-average remaining term of options outstanding and the number and weighted-average price of options currently exercisable are as follows:


                                                               Weighted                              Weighted
                                             Weighted-          Average                               Average
                                              Average          Exercise             Number            Exercise
Range of Exercise          Number            Remaining         Price Per             Exer-            Price Per
Prices (per share)      Outstanding             Term             Share              cisable             Share
------------------      -----------          ---------         ---------            -------          ----------
                                                 (in thousands, except per share data)
$0.63 - $1.56               2,863               7.29            $   0.63                3             $   0.63
$3.25 -$4.56                   61               8.24            $   3.40               22             $   3.32

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        In connection with the Company's initial public offering, the Company sold to the underwriter of the offering, for an aggregate price of $120, warrants to purchase up to 240,000 shares of the Company's common stock at an exercise price of $3.00 per share. The warrants were exercisable during the four year period commencing one year from the date of the offering. The shares represented by the warrants have been registered for public sale. During the year ended December 31, 1997 and 1996, the underwriter exercised 14,000 and 86,000 warrants, respectively. At December 31, 1997, all warrants had been exercised.

        On November 17, 1998, in conjunction with the issuance of a $25.0 million subordinated promissory note to an affiliate of LLCP, the Company issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005. In April 1999, in conjunction with the issuance of $5.0 million of an additional subordinated promissory note to an affiliate of LLCP, the Company issued additional warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share to LLCP. As part of the purchase agreement, the existing warrants to purchase 3,450,000 shares at $3.00 per share were exchanged for warrants to purchase 3,115,000 shares at a price of $0.01 per share. The aggregate value of the warrants, $12.9 million, which is comprised of $3.0 million from the original warrants issued in November 1998 and $9.9 million from the repricing and additional warrants issued in April 1999, is reported as deferred interest expense to be amortized over the expected life of the related debt, five years. As of December 31, 1999, 1,000 warrants remained unexercised. As of December 31, 1999, the remaining warrants, and the common stock issued in conjunction with the exercise of 4,449,000 of warrants had not been registered for public sale. However, the holder of the remaining warrants has the right to require the Company register the warrants and common stock for public sale in the future.

        Also in November 1998, the Company entered into an agreement with the Certificate Insurer of its asset-backed securities. The agreement commits the Certificate Insurer to provide insurance for the securitization of $560.0 million in asset-backed securities, of which $250.0 million remained at December 31, 1998. The agreement provides for a 3% initial Spread Account deposit. As consideration for the agreement, the Company issued warrants to purchase up to 2,525,114 shares of common stock at $3.00 per share, subject to anti-dilution adjustments. The warrants are fully exercisable on the date of grant and expire in November 2003. The value of the warrants, $2.2 million, is included in other assets as deferred securitization expense to be amortized over five years. As of December 31, 1999, the warrants had not been registered for public sale. However, the holder of the warrants has the right to require the Company register the warrants for public sale in the future.

(11) COMMITMENTS AND CONTINGENCIES

        Leases

        The Company leases its facilities and certain computer equipment under non-cancelable operating and capital leases, which expire through 2009. Future minimum lease payments at December 31, 1999, under these leases are as follows:

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                         Capital          Operating
                                                         -------           -------
                                                              (in thousands)
         2000                                            $   697           $ 3,311
         2001                                                598             2,696
         2002                                                413             2,599
         2003                                                 56             2,612
         2004                                                 --             2,570
         Thereafter                                           --             9,375
                                                         -------           -------
         Total minimum lease payments                      1,764           $23,163
                                                         =======           =======

         Less: amount representing interest                  258
                                                         -------
         Present value of net minimum lease payments     $ 1,506
                                                         =======

        Included in furniture and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases at December 31, 1999:

         Computer equipment                                      $  811
         Furniture and fixtures                                   2,044
                                                                 ------
                                                                  2,855

         Less: accumulated depreciation                           1,403
                                                                 ------
                                                                 $1,452
                                                                 ======

        Rent expense for the years ended December 31, 1999, 1998 and 1997, was $3.1 million, $2.0 million, and $1.0 million, respectively. The Company's facility lease contains certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the term of the lease.

        In November 1998, the Company entered into a sublease agreement for the space that had been the Company's headquarters in Irvine, California. The sublease agreement extends beyond the term of the lease and provides for the tenant to pay a base rent in excess of the lease payment required of the Company, plus all common area maintenance charges and property taxes. During 1999 and 1998, the Company received $875,215 and $64,289, respectively, of sublease income, which is included in occupancy expenses. Future minimum sublease payments totaled $1,057,235 at December 31, 1999.

        Litigation

On May 18, 1999, Kevin Gilmore commenced a lawsuit against the Company in the Superior Court of California, San Francisco County. The lawsuit alleges certain defects in repossession notices used by the Company in the State of California, and seeks injunctive relief, including "restitution" of an unspecified amount. Similar cases have been filed against most of the major firms financing motor vehicle purchases in California. Trial in the matter is set for May 2000. The Company plans to contest vigorously this litigation.

On October 29, 1999, three ex-employees of LINC filed an involuntary petition under Chapter 7 of the Bankruptcy Code, naming LINC as the debtor, and seeking its liquidation. The petition was filed in the U.S. Bankruptcy Court for the District of Connecticut. Among the allegations made by the petitioners, which may be considered to be asserted against the Company, is that LINC is entitled to a retained interest in the Contracts sold by LINC in securitizations, and thus to a share of the distributions from the securitized pools. The Company intends to contest vigorously this matter.

It is management's opinion that all litigation of which it is aware, including the matters discussed above, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, beyond reserves already taken.


(12) INCOME TAXES

Income taxes consist of the following:

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                     Year ended December 31,
                                                -----------------------------------
                                                  1999          1998         1997
                                                --------      --------     --------
                                                           (in thousands)
Current
  Federal .................................     $ (6,702)     $  3,318     $  4,278
  State ...................................           --         1,195          922
                                                --------      --------     --------
                                                  (6,702)        4,513        5,200
Deferred
  Federal .................................      (14,674)       10,451        4,505
  State ...................................       (6,255)        3,653        1,611
                                                --------      --------     --------
                                                 (20,929)       14,104        6,116
Income tax (expense benefit)
from exercise of options credited
to shareholders' equity ...................           --            --        2,111
                                                --------      --------     --------
      Income taxes (benefit) ..............     $(27,631)     $ 18,617     $ 13,427
                                                ========      ========     ========

        The Company's effective tax expense benefit for the years ended December 31, 1999, 1998 and 1997, differs from the amount determined by applying the statutory federal rate of 35% to income (loss) before income taxes as follows:


                                                                       Year ended December 31,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
                                                                           (in thousands)
Expense (benefit) at federal tax rate ......................     $(25,257)     $ 15,512      $ 11,186
California franchise tax, net of federal income tax benefit        (4,066)        3,151         1,672
State tax benefit from exercise of options, net of
federal income tax benefit, credited to shareholders' equity           --            --           586
Non-deductible warrant amortization ........................          514            --            --
Other ......................................................        1,178           (46)          (17)
                                                                 --------      --------      --------
                                                                 $(27,631)     $ 18,617      $ 13,427
                                                                 ========      ========      ========

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1999 and 1998, are as follows:

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                             December 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
                                                             (in thousands)
Deferred Tax Assets:
  Accrued liabilities ..........................       $  1,239        $  1,296
  Furniture and equipment ......................            233             212
  Equity investment ............................            434              --
  NOL Carryforward .............................          6,373              --
  Minimum tax credit ...........................            334              --
  State taxes ..................................             --             403
  Other ........................................            123              --
                                                       --------        --------
                                                          8,736           1,911
Deferred Tax Liabilities:
  NIRs .........................................          8,168          21,054
  Provision for credit losses ..................          6,140           7,511
  Federal impact of state NOL carryforward .....            746              --
  Equity investments ...........................             --             593
                                                       --------        --------
                                                         15,054          29,158
                                                       --------        --------
  Net deferred tax liability ...................       $  6,318        $ 27,247
                                                       ========        ========

As of December 31, 1999, the Company has net operating loss carry-forwards for federal and state income tax purposes of $12.0 million and $20.0 million, respectively, which are available to offset future taxable income, if any, through 2019 and 2004, respectively. In addition, the Company has an alternative minimum tax credit carry-forward of approximately $334,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period.

The Company believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and the expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

        The Company files its tax returns on a fiscal year ending March 31. During 1998, the Company's federal income tax return for the tax year ended March 31, 1995, was audited by the Internal Revenue Service. As a result of the audit, the Company was required to pay approximately $150,000 in payroll taxes and interest. The audit was concluded and closed during 1998.

(13) DEBT


        In November 1998, the Company entered into a warehouse line of credit agreement with General Electric Capital Corporation (the "GECC Line"). The GECC Line provided for warehouse facility advances up to a maximum of $100 million at a variable interest rate of LIBOR + 3.75% (8.87% at December 31, 1998). The GECC Line by its terms was to expire November 30, 1999. During 1999, the Company defaulted on the GECC Line agreements and was required to repay all balances owed. During August 1999, all amounts owed under the GECC Line were repaid and the agreement was terminated.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company was charged a non-utilization fee of .25% per annum on the unused portion of the GECC Line. The balance outstanding at December 31, 1998, under the GECC Line was $21.7 million.

        In November 1997, the Company entered into a warehouse line of credit agreement with First Union Capital Markets ("First Union Line"). The First Union Line provided for a maximum of $150.0 million of advances to the Company, with interest at a variable rate (5.05% at December 31, 1998) indexed to prevailing commercial paper rates. In July 1998, the advance amount was increased to $200.0 million. In conjunction with the increase in maximum advance amount under the agreement, the expiration date was changed to July 31, 1999, renewable for one year with the mutual consent of the Company and First Union Capital Markets. During 1999, the Company defaulted on the First Union Line agreement and was required to repay the balance outstanding in its entirety. In June 1999, the balance of the First Union Line was repaid in its entirety and the related agreement was terminated. The balance outstanding under the First Union Line at December 31, 1998, was $130.2 million.

        In December 1996, the Company entered into an overdraft financing facility, with a bank, that provided for maximum borrowings of $2.0 million. Interest was charged on the outstanding balance at the bank's reference rate (7.75% at December 31, 1998) plus 1.75%. During 1997, the overdraft facility was increased to $4.0 million. There were no borrowings outstanding under this facility at December 31, 1998. During 1999, the Company defaulted under the overdraft facility and was required to repay the outstanding balance in its entirety. In November 1999, the remaining balance outstanding under the overdraft facility was repaid in its entirety and the related agreement was terminated.

        In April 1998, the Company established a $33.3 million senior secured credit line (the "Senior Secured Line") with State Street Bank and Trust Company, Prudential Insurance and an affiliate of Prudential. Borrowings under the Senior Secured Line carried interest at LIBOR + 4.0% (9.54% at December 31,
1998), and were secured by all the Company's assets, including its residual interest in securitizations. The Senior Secured Line was a revolving facility for one year, after which it converted into a loan with a maximum term of four years. The lenders under the Senior Secured Line declared a default in August 1999, and in November 1999 reached an agreement with the Company under which such lenders agreed to refrain from exercising their remedies occasioned by such default, and under which the Company and such lenders agreed to a repayment schedule with respect to all indebtedness under the Senior Secured Line. As part of the agreement to restructure the repayment schedule of the Senior Secured Line, the interest rate was increased from LIBOR + 4% to LIBOR + 5%. At December 31, 1999, and 1998, the balance outstanding under the Senior Secured Line was $23.2 million and $33.0 million, respectively. (See note 17 - "Subsequent Events.")

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

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1,666,667 shares of common stock at the rate of $3.00 per share through maturity at June 30, 2004. Additionally, SFSC also agreed to subordinate $6.0 million, or 40%, of its RPL in favor of LLCP.

        In April 1999, the Company issued an additional $5.0 million of subordinated promissory notes due April 30, 2004, to the same affiliate of LLCP as noted above, and received proceeds (net of $312,000 of capitalized issuance costs) of $4.7 million. The Company also issued warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share to LLCP, exercisable through April 2009. The debt bears interest at 14.5% per annum, and may be prepaid without penalty at anytime. As part of the purchase agreement, the interest rate on the previously issued LLCP notes was increased to 14.5% per annum, and the warrant to purchase 3,450,000 shares of the Company's common stock at $3.00 per share was exchanged for a warrant to purchase 3,115,000 shares at a price of $0.01 per share.

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

        On December 20, 1995, the Company issued $20.0 million in rising interest subordinated redeemable securities due January 1, 2006 (the "Notes"). The Notes are unsecured general obligations of the Company. Interest on the Notes is payable on the first day of each month, commencing February 1, 1996, at an interest rate of 10.0% per annum. The interest rate increases 0.25% on each January 1 for the first nine years and 0.50% in the last year. In connection with the issuance of the Notes, the Company incurred and capitalized issuance costs of $1.1 million. The Company recognizes interest and amortization expense related to the Notes using the effective interest method over the expected redemption period. The Notes are subordinated to certain existing and future indebtedness of the Company as defined in the indenture agreement. The Company is required to redeem, subject to certain adjustments, $1.0 million of the aggregate principal amount of the Notes through the operation of a sinking on or before of January 1, 2000, 2001, 2002, 2003, 2004 and 2005. The Company may at its option elect to redeem the Notes from the registered holders of the Notes, in whole or in part at 100% of their principal amount, plus accrued interest to and including the date of redemption. During 1999, the Company redeemed $1.0 million of principal amount of the notes in conjunction with the requirements of the related sinking fund agreement.

        During the year ended December 31, 1997 the Company acquired CPS Leasing, Inc. At December 31, 1999 and 1998, CPS Leasing, Inc., had borrowings to banks of $3.3 million and $2.6 million, respectively.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


        As of December 31, 1999, the Company's subordinated debt exceeded its consolidated net worth, which excess was an event of default under the indentures governing the RISRS and PENs. The event of default was cured on March 15, 2000, by the issuance of senior secured debt in exchange for outstanding subordinated debt. (See note 17 - "Subsequent Events.")

        The GECC Line, First Union Line, Senior Secured Line, PENs, Notes, LLCP notes, and the overdraft financing facility contain various restrictive and financial covenants. With respect to the Senior Secured Line, an August 1999 default under the GECC Line resulted in a default under the Senior Secured Line, which entitled the lender of that facility to accelerate the repayment of the outstanding borrowings. In November 1999, the Company entered into a forebearance agreement with the lender resulting in a revised repayment schedule. On March 15, 2000, the lender was repaid in full. With respect to the LLCP notes, as of December 31, 1999, the Company was in violation of certain covenants. As of March 15, 2000, the holder of such notes has waived such violations.

(14) EMPLOYEE BENEFITS

        The Company sponsors a pretax savings and profit sharing plan (the "401(k) Plan") qualified under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). The Company matches 100% of employees' contributions up to $600 per employee per calendar year. The Company's contributions to the 401(k) Plan were $300,791, $250,428, and $115,684 for the years ended December 31, 1999, 1998 and 1997, respectively.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 1999 and 1998, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 1999 and 1998, were as follows:

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                           December 31,
                                                --------------------------------------------------------------------
                                                            1999                                    1998
                                                ----------------------------            ----------------------------
                                                Carrying                               Carrying
                                                Value or                               Value or
                                                Notional              Fair              Notional              Fair
Financial Instrument                             Amount               Value              Amount               Value
                                                --------            --------            --------            --------
                                                                            (in thousands)
Cash ...............................            $  1,640            $  1,640            $  1,940            $  1,940
Restricted Cash ....................               1,684               1,684               1,619               1,619
Contracts held for sale ............               2,421               2,421             165,582             169,958
Residual interest in securitizations             172,530             172,530             217,848             217,848
Related party receivables ..........                 901                 901               3,268               3,268
Commitments ........................               1,661                  44               2,313                  61
Warehouse lines of credit ..........                  --                  --             151,857             151,857
Notes payable ......................               4,006               4,006               2,557               2,557
Senior secured debt.................              23,161              23,161              33,000              33,000
Subordinated debt ..................              69,000              69,000              65,000              65,000
Related party debt .................              21,500              21,500              20,000              20,000

        Cash and Restricted Cash

        The carrying value equals fair value.

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

        Notes Payable, Senior Secured Debt, Subordinated and Related Party Debt

        The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of instruments.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(16) LIQUIDITY

        The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities have been proceeds from the sales of Contracts, amounts borrowed under its various warehouse lines, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under its warehouse lines and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes. As a result, the Company has been dependent on its warehouse lines of credit to purchase Contracts, and on the availability of capital from outside sources in order to finance its continued operations, and to fund the portion of Contract purchase prices not borrowed under warehouse lines of credit. The Company is not presently party to any warehouse line of credit, and did not receive any material releases of cash from Spread Accounts from June 1998 through October 1999. The inability to borrow and the lack of cash releases resulted in a liquidity deficiency, which has been progressively alleviated since the recommencement of releases of cash from Spread Accounts began in November 1999.

        The Company has maintained its Contract purchasing program in the absence of any warehouse line of credit by entering into flow purchase arrangements. Flow purchases allow the Company to purchase Contracts while maintaining only an immaterial level of Contracts held for sale. The Company's revenues from flow purchase of Contracts, however, are materially less than may be received by holding Contracts to maturity or by selling Contracts in securitization transactions.

        Net cash provided by operating activities was $170,000 during the year ended December 31, 1999, compared to net cash used in operating activities of $71.1 million for the year ended December 31, 1998. Net cash released from Trusts was $9.7 million as compared to net cash deposited into Trusts of $83.5 million for the year ended December 31, 1998.

        During the year ended December 31, 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts, compared to $45.6 million used during the year ended December 31, 1998. Cash used for subsequent deposits to Spread Accounts for the year ended December 31, 1999, was $18.4 million, a decrease of $35.7 million, or 66.1%, from cash used for subsequent deposits to Spread Accounts in the year ended December 31, 1998. Cash released from Spread Accounts for the year ended December 31, 1999, was $28.0 million, an increase of $11.9 million, or 73.9%, from cash released from Spread Accounts in the year ended December 31, 1998. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

        Beginning in June 1998, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Servicing Agreements. Accordingly, pursuant to the Servicing Agreements, the specified levels applicable to the Company's Spread Accounts were increased in most cases to an unlimited amount. Due to cross collateralization provisions of the Servicing Agreements, the specified levels have been increased on 16 of the Company's 18 remaining Trusts. Until the November 1999 effectiveness of an amendment to the Servicing Agreement, described below, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of that amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


balance of the Certificates issued by the related Trusts, with higher percentages applicable to those Trusts that have amortized to the point that "floor" or minimum levels of credit enhancement are applicable.

        In addition to requiring higher Spread Account levels, the Servicing Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a monthly basis by the Certificate Insurer with respect to all of the Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. As a result of the increased specified levels applicable to the Spread Accounts, approximately $39.1 million of cash that would otherwise have been available to the Company had been delayed and retained in the Spread Accounts as of December 31, 1999. A portion of such cash was subsequently released to the Company as discussed below.

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

        As the first step in the plan, the Company in November 1998 and April 1999 issued $25.0 million and $5.0 million, respectively, of subordinated promissory notes (collectively, the "LLCP Notes"), to Levine Leichtman Capital Partners, L.P. ("LLCP"). The LLCP Notes are due in 2004, and bear interest at the rate of 14.5% per annum. Net proceeds received from the issuances were approximately $28.5 million. In conjunction with the LLCP Notes, the Company issued warrants to purchase up to 4,450,000 shares of common stock at $0.01 per share, 3,115,000 and 1,334,000 of which were exercised in April 1999 and May 1999, respectively. The effective cost of this new capital represents a material increase in the cost of capital to the Company. As part of the agreements for issuance of the LLCP Notes, Stanwich Financial Services Corp. ("SFSC") agreed to purchase an additional $15.0 million of notes (at least $7.5 million by July 31, 1999, and the remainder by August 31, 1999), and the Company agreed to sell such notes. The chairman and the president of the Company are the principal shareholders of SFSC, and the Company's chairman is the chief executive officer of SFSC. The terms of these transactions were subsequently modified in March 2000 (see Note 17 -- "Subsequent Events").

        Also in November 1998, as the second step in its plan, the Company reached an agreement with the Certificate Insurer regarding initial cash deposits. In this agreement, the Certificate Insurer committed to insure asset-backed securities issued by the Trusts with respect to at least $560.0 million of Contracts, while requiring an initial cash deposit of 3% of principal. Of the $560.0 million committed, $310.0 million was used in the Company's December 1998 securitization transaction. The Company's agreement with the Certificate Insurer also required that the Company issue to the Certificate Insurer or its designee warrants to purchase 2,525,114 shares of the Company's common stock at $3.00 per share, exercisable through the fifth anniversary of the

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


warrants' issuance. The exercise price of the warrants is subject to certain anti-dilution adjustments.

        The amendment agreement mentioned above (the "Amendment") fixes the amount of cash to be retained in the Spread Accounts for 16 of the Company's 18 remaining securitization Trusts. The amended level is 21% of the outstanding principal balance of the Certificates issued by such Trusts, computed on a pool by pool basis. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more the 21% of credit if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable.

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

        As a third part of its plan, the Company reduced its planned level of Contract purchases initially to not more than $200.0 million per quarter beginning November 1998. In the first quarter of 1999, the Company purchased $158.2 million of Contracts. During the second quarter of 1999, the Company purchased $59.3 million of Contracts, of which $34.0 million was on a flow basis, as discussed below. During the third quarter of 1999, the Company purchased $89.6 million of Contracts, all of which was on a flow basis. During the fourth quarter of 1999, the Company purchased $117.6 million of Contracts, all of which was on a flow basis. The Company expects to purchase Contracts only on a flow basis in the future until the Company is able to identify appropriate sources of capital to acquire and hold Contracts for the Company's own account. The reduction in the amount of Contracts purchased for the Company's own account has materially reduced the Company's capital requirements.

        Since late May 1999, the Company has purchased Contracts from Dealers without use of warehouse lines of credit, in "flow purchase" arrangements with third parties. Under the flow purchase arrangements, the Company purchases Contracts from Dealers and sells such Contracts outright to the third party.

        Purchase of Contracts on a flow basis, as compared with purchase of Contracts for the Company's own account, has materially reduced the Company's cash requirements. The Company's plan for meeting its liquidity needs is (1) to increase the quantity of Contracts that it purchases and sells on a flow basis, thus increasing the fees that it receives in connection with such purchases and sales, and (2) to continue to receive releases of cash from its Spread Accounts, pursuant to the Amendment, which became effective on November 3, 1999. There can be no assurance that this plan will be successful.

        During the second and third quarters of 1999, the Company sold, on a servicing released basis, $318.0 million of its Contracts held for sale. The remaining Contracts held for sale represent Contracts that did not meet the criteria for the various sales occurring in the second and third quarters. The Company's ability to increase the quantity of Contracts that it purchases and sells on a flow basis will be subject to general competitive conditions and other factors. Although the Company has continued to increase the amount of Contracts purchased and sold on a flow basis, there can be no assurance that the current level of flow production can be maintained or increased.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.


(17) SUBSEQUENT EVENTS

         In March 2000, the Company issued $16.0 million of new senior secured debt to LLCP, and used the proceeds to repay in full all amounts outstanding under the Senior Secured Line. The new indebtedness bears interest at 12.5% per annum, and matures in June 2001. The interest rate and maturity of the previously outstanding $30.0 million of indebtedness to LLCP are unchanged, at 14.5% and November 2003, respectively. As additional terms of the restructuring agreement, all prior defaults under the Company's existing agreements with LLCP were waived or cured, all of the Company's indebtedness to LLCP became senior secured debt (rather than subordinated debt), LLCP received 103,500 shares of Company common stock, and the Company agreed with SFSC to reduce by 50% the 207,000 warrants that had been contemplated in connection with SFSC's August and September 1999 investments in the Company.


(18) SELECTED QUARTERLY DATA (UNAUDITED)


                                       Quarter              Quarter             Quarter              Quarter
                                        Ended                Ended               Ended                Ended
                                      March 31,             June 30,          September 30,         December 31,
                                      ---------             --------          -------------         ------------
                                                        (in thousands, except per share data)
1999
Revenues .................            $ 20,824             $ 13,406             $ (9,204)            $(10,221)
Loss before income taxes .              (3,667)             (11,925)             (28,559)             (28,012)
Net loss .................              (2,127)              (6,910)             (16,569)             (18,926)

Loss per share:
    Basic ................            $  (0.14)            $  (0.37)            $  (0.82)            $  (0.94)
    Diluted ..............            $  (0.14)            $  (0.37)            $  (0.82)            $  (0.94)

1998
Revenues .................            $ 24,782             $ 29,724             $ 34,577             $ 37,197
Income before income taxes
                                         9,658               10,240               10,744               13,678
Net income ...............               5,603                5,925                6,238                7,937

Earnings per share:
    Basic ................            $   0.37             $   0.39             $   0.40             $   0.51
    Diluted ..............            $   0.34             $   0.36             $   0.38             $   0.44

1997
Revenues .................            $ 15,230             $ 17,542             $ 20,231             $ 22,248
Income before income taxes
                                         7,143                7,549                8,309                8,958
Net income ...............               4,145                4,386                4,816                5,185

Earnings per share:
    Basic ................            $   0.29             $   0.31             $   0.34             $   0.36
    Diluted ..............            $   0.27             $   0.28             $   0.30             $   0.32

                                 EXHIBIT INDEX



EXHIBIT
NUMBER       DESCRIPTION
------       -----------
3.1          Restated Articles of Incorporation (1)

3.2          Amended and Restated Bylaws (2)

4.1          Indenture re Rising Interest Subordinated Redeemable Securities
             ("RISRS") (3)

4.2          First Supplemental Indenture re RISRS (3)

4.3          Form of Indenture re 10.50% Participating Equity Notes ("PENs") (4)

4.4          Form of First Supplemental Indenture re PENs (4)

10.1         1991 Stock Option Plan & forms of Option Agreements thereunder (5)

10.2         1997 Long-Term Incentive Stock Plan (5)

10.3         Lease Agreement re Chesapeake Collection Facility (6)

10.4         Lease of Headquarters Building (7)

10.5         Partially Convertible Subordinated Note (7)

10.6         Registration Rights Agreement (7)

10.7         Residual Interest in Securitizations Revolving Credit and Term Loan
             Agreement dated as of April 30, 1998, between registrant and State
             Street Bank and Trust Company (8)

10.7a Second Amendment Agreement dated November 17, 1998 re: State Street residual interest in Securitizations Revolving Credit and Term Loan
             Agreement (9)

10.7b        Amendment and Forbearance Agreement (10)

10.8 Pledge and Security Agreement dated as of April 30, 1998, between the Company and State Street Bank and Trust Company (8)

10.9         Revolving Credit and Term Note dated April 30, 1998 (8)

10.10        Subscription Agreement regarding shares issued in July 1998 (11)

10.11        Registration Rights Agreement regarding shares issued in July 1998
             (11)

10.12        Amended and Restated Motor Vehicle Installment Contract Loan and
             Security Agreement (9)

10.13        FSA Warrant Agreement dated November 30, 1998 (9)

EXHIBIT
NUMBER       DESCRIPTION
------       -----------
10.14        Securities Purchase Agreement dated November 17, 1998 (12)

10.14a       First Amendment dated as of April 15, 1999, to Securities Purchase
             Agreement dated as of November 17, 1998, between the Company and Levine Leichtman Capital Partners II, L.P. ("LLCP"). (said
             Securities Purchase Agreement, as amended, is referred to below as the "Amended SPA") (13)

10.14b       Amended and Restated Securities Purchase Agreement dated as of
             March 15, 2000, between the LLCP and the Company (14)

10.15        Senior Subordinated Primary Note dated November 17, 1998 (12)

10.15a       Senior Subordinated Primary Note in the principal amount of
             $25,000,000, as amended and restated pursuant to the Amended SPA
             (13)

10.16        Primary Warrant to purchase 3,450,000 shares of common stock dated
             November 17, 1998 (12)

10.16a Primary Warrant to Purchase 3,115,000 Shares of Common Stock, as amended and restated pursuant to the Amended SPA (13)

10.17        Investor Rights Agreement dated November 17, 1998 (12)

10.17a       First Amendment to Investors Rights Agreement, dated as of April
             15, 1999 (13)

10.18        Waiver Agreement dated as of March 15, 2000, between LLCP and the
             Company (14)

10.19        Amended and Restated Investor Rights Agreement dated as of March
             15, 2000 (14)

10.20        Registration Rights Agreement dated as of November 17, 1998 (12)

10.20a       First Amendment to Registration Rights Agreement, dated as of April
             15, 1999 (13)

10.20b       Amended and Restated Registration Rights Agreement dated as of
             March 15, 2000, between LLCP and the Company (14)

10.21        Subordination Agreement dated as of November 17, 1998 re: Stanwich
             Note and Poole Note (9)

10.22        Investment Agreement and Continuing Guaranty, dated as of April 15,
             1999 (13)

10.23        Termination and Settlement Agreement with Respect to Investment
             Agreement and Continuing Guaranty dated as of March 15, 2000, (14)

10.24        Consolidated Registration Rights Agreement dated November 17, 1998 re: 1997 Stanwich Notes (9)

10.25 Securities Purchase Agreement dated as of April 15, 1999, between the Company and LLCP (13)

10.26        Senior Subordinated Note in the principal amount of $5,000,000 (13)

10.27 Amended and Restated Secured Senior Note Due 2003 in the principal amount of $30,000,000 (14)

10.28        Secured Senior Note Due 2001 in the principal amount of $16,000,000
             (14)

10.29        Warrant to Purchase 1,335,000 Shares of Common Stock (13)

10.30        FSA Letter Agreement dated November 17, 1998 (9)

10.31        Agreement dated May 29, 1999 for Sale of Contracts on a Flow Basis
             (15)

10.32        Amendment to Master Spread Account Agreement (filed herewith)

21.1         Subsidiaries of the Company (9)

23.1         Consent of independent auditors (filed herewith)

27           Financial Data Schedule (filed herewith)