Form 10-K/A
period 1999-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2000-05-01
CIK 889609

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A

                                ----------------

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value on April 26, 2000 (based on the $1.31 per share closing price on the Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was $18,051,634. The number of shares of the registrant's Common Stock outstanding on April 26, 2000, was 20,316,501.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

Preliminary Note -- This amendment is filed May 1, 2000 to include information required by Part III of this report on Form 10-K, to revise information regarding market risk, and to file an additional exhibit. Other than with respect to market risk and exhibits, the information previously filed as Parts I, II and IV of this report is not changed by this amendment.


                                     PART I

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company is not currently issuing interest bearing asset-backed securities nor is it holding any Contracts for sale. All Contracts purchased are sold on a flow basis, for which the Company receives a fee. Therefore, any strategies the Company has used in the past to minimize interest rate risk do not apply currently. Described below are strategies the Company has used in the past to minimize interest rate risk.

The strategies the Company has used in the past to minimize interest rate risk include offering only fixed rate contracts to obligors, regular sales of Contracts to the Trusts, and pre-funding securitizations, whereby the amount of asset-backed securities issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding executive officers of the Company appears in Part I of this report, under the caption "Executive Officers of the Registrant." Information regarding the directors of the Company appears below:

Charles E. Bradley, Sr., 70, has been the Chairman of the Board of the Company since its formation in March 1991. Mr. Bradley is one of the founders of Stanwich Partners, Inc. ("Stanwich"), a Connecticut investment firm which acquires controlling interests in companies in conjunction with the existing operating management of such companies, and has been President, a director and a shareholder of that company since its formation in 1982. He is also President, Chief Executive Officer and a director of Reunion Industries, Inc., a publicly held company which manufactures precision plastic products and provides engineered plastics services. Mr. Bradley is currently Chairman of the Board and Chief Executive Officer of DeVlieg-Bullard, Inc., and a director of Texon Energy Corp., and Sanitas, Inc. He is Chairman of the Board and Chief Executive Officer of NAB Asset Corporation (38% of whose outstanding shares of voting stock are held by the Company). Other than Stanwich, all of the above corporations are publicly-held or are required to file periodic reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Mr. Bradley is the father of Charles E. Bradley, Jr.

Charles E. Bradley, Jr., 40, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley, Jr. is currently serving as a director of NAB Asset Corporation, Texon Energy Corporation, and Thomas Nix Distributor, Inc. Charles
E. Bradley, Sr., Chairman of the board of directors of the Company, is his father.

Thomas L. Chrystie, 66, has been a director of the Company since April 1995. He has been self- employed as an investor, through Wycap Corporation, since 1988. His previous experience includes 33 years at Merrill Lynch & Co. in various capacities including heading Merrill Lynch's investment banking, capital markets and merchant banking activities. In addition, he served as Merrill Lynch & Co.'s Chief Financial Officer.

John G. Poole, 57, has been a director of the Company since November 1993 and its Vice Chairman since January 1996. He was a co-founder of Stanwich in 1982 and has been a director, vice president and shareholder of that company since its formation. Mr. Poole is a director of Reunion Industries, Inc., Sanitas, Inc., and DeVlieg-Bullard, Inc.

William B. Roberts, 62, has been a director of the Company since its formation in March 1991. Since 1981, he has been the President of Monmouth Capital Corp., an investment firm which specializes in management buyouts. Mr. Roberts serves on the board of directors of Atlantic City Racing Association, a publicly-held corporation, which owns and operates a race track.

Robert A. Simms, 61, has been a director of the Company since April 1995. He has been the Chairman and Chief Executive Officer of Simms Capital Management, Inc. since 1984. He is a director of the National Football Foundation and Hall of Fame. Mr. Simms also serves on the Board of Overseers of Rutgers University and was formerly a partner in Bear Stearns & Co.

BANKRUPTCY PROCEEDINGS. Mr. Bradley, Sr. is chairman of the board of directors and Mr. Poole is a director of DeVlieg-Bullard, Inc. ("DBI"). On July 15, 1999, DBI filed a voluntary petition in the United States Bankruptcy Court for the Northern District of Ohio for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. Bradley, Jr. is chairman of the board of members and Mr. Bradley, Sr. is a member of the board of members of LINC Acceptance Company, LLC ("LINC"). LINC is a limited liability company organized under the laws of Delaware, and its board of members has certain management authority. The operating agreement of LINC designated the chairman of the board of members as LINC's chief executive officer. LINC is a majority-owned subsidiary of the Company, which engaged in the business of purchasing retail motor vehicle installment purchase contracts, and selling such contracts to the Company or other affiliates. LINC ceased operations in the second quarter of 1999. On October 29, 1999, three former employees of LINC filed an involuntary petition in the United States Bankruptcy Court for the District of Connecticut seeking LINC's liquidation under Chapter 7 of the United States Bankruptcy Code.


SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each executive officer of the Company is a participant in a savings plan available generally to employees of the Company and qualified under Section 401(k) of the Internal Revenue Code. Transactions in Company common stock by that plan on behalf of the participants should have been reported by each of the executive officers of the Company on nine individual reports, but have not yet been reported. The individuals are Charles E. Bradley, Jr., Thurman L. Blizzard, Nicholas P. Brockman, William L. Brummund, Jr., Mark A. Creatura, Curtis K. Powell, Kris I. Thomsen, Richard P. Trotter, and James L. Stock.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation earned during the three fiscal years ended December 31, 1999, 1998 and 1997 by the Company's chief executive officer and by its four most highly compensated other executive officers (such five individuals, the "named executive officers") who were serving as executive officers at December 31, 1999.


SUMMARY COMPENSATION TABLE
     ========================================= ============ ============================== =========================
                                                                  Compensation for          Long Term Compensation
                                                                    period shown                    Awards
     ----------------------------------------- ------------ ------------------------------ -------------------------
           Name and Principal Position            Year          Salary          Bonus          Options/SARs(1)
     ----------------------------------------- ------------ --------------- -------------- -------------------------
     CHARLES E. BRADLEY, JR.                      1999            $500,000       $300,000                   780,240
     President & Chief Executive Officer          1998             450,000        750,000                   498,400
                                                  1997             425,000        575,000                         0
     ----------------------------------------- ------------ --------------- -------------- -------------------------
     CURTIS K. POWELL                             1999             182,000         73,000                   178,000
     Senior Vice President - Marketing            1998             170,000        107,000                   178,000
                                                  1997             143,000         97,000                         0
     ----------------------------------------- ------------ --------------- -------------- -------------------------
     NICHOLAS P. BROCKMAN                         1999             151,000         72,000                   103,000
     Senior Vice President - Collections          1998             137,000         88,000                    84,600
                                                  1997             127,000         62,000                         0
     ----------------------------------------- ------------ --------------- -------------- -------------------------
     RICHARD P. TROTTER                           1999             148,000         65,000                   192,600
     Senior Vice President - Originations         1998             137,000         87,000                   192,600
                                                  1997             124,500         81,000                    43,000
     ----------------------------------------- ------------ --------------- -------------- -------------------------
     WILLIAM L. BRUMMUND, JR.                     1999             153,000         58,000                   132,600
     Senior Vice President - Administration       1998             143,000         92,000                    84,600
                                                  1997             129,000         84,000                         0
     ========================================= ============ =============== ============== =========================
 (1) Number of shares that might be purchased upon exercise of options that were granted in the period shown. Some of such options have been cancelled in connection with repricings. See table on next page.


OPTION AND SAR GRANTS

The Company in the year ended December 31, 1999, did not grant any stock appreciation rights to any of the named executive officers, and granted options to such officers on two occasions. The Company in the past had made a practice of granting stock options to its executive officers and other employees from time to time, and in January 1999 granted options to each of its named executive officers. Each named executive officer other than the chief executive officer received in January a grant of options with respect to 10,000 shares, to become exercisable at the then-current market price of $4.4375 per share. The chief executive officer received in January a grant of options with respect to 175,000 shares, also to become exercisable at $4.4375 per share. On October 29, 1999, the compensation committee of the board of directors determined that the decline in the prevailing market price of the Company's common stock had greatly impaired the incentive value of the Company's outstanding options, and made it advisable to alter the terms of such options so as to maintain an incentive value. The Company therefore at that time amended each outstanding option in two respects: (i) to reduce the exercise price thereof to $0.625 per share, which was the market price of such shares on the October date of the amendment, and
(ii) to prohibit the exercise of all or any part of such modified options prior to April 29, 2000. The following table summarizes each 1999 grant to any of the named executive officers.


OPTIONS/GRANTS IN LAST FISCAL YEAR
 ..................................................................................................................................
                                                                                                Potential Realizable Value at
                                                                                                Assumed Annual Rates of Stock
                                                                                                Price Appreciation for Option
INDIVIDUAL GRANTS                                                                                            Term
 ..................................................................................................................................
                                                    Percent of                                                                 N
                                   Number of      Total Options                                                                O
                                     Shares         Granted to    Exercise or                                                  T
                                  Under-lying      Employees in    Base Price     Expiration                                   E
             Name               Options Granted        1999        ($/Share)         Date            5%              10%       S
 ..................................................................................................................................
Charles E. Bradley, Jr.                175,000*         2.1243       $4.4375        01/26/09       $488,375*      $1,237,640* *
                                         1,840          0.0223       $0.6250        08/01/01           $102             $209  **
                                       200,000          2.4277       $0.6250        03/31/06        $45,973         $105,471  **
                                         8,400          0.1020       $0.6250        12/15/04         $1,492           $3,309  (1)
                                       150,000          1.8208       $0.6250        03/31/04        $22,573          $49,141  **
                                        30,800          0.3739       $0.6250        01/12/08         $9,477          $22,830  (2)
                                        39,200          0.4758       $0.6250        01/12/08        $12,062          $29,056  **
                                       175,000          2.1243       $0.6250        01/26/09        $62,332         $154,589  **
 ..................................................................................................................................
Richard P. Trotter                      10,000*         0.1214       $4.4375        01/26/09        $27,907*         $70,722* *
                                        18,000          0.2185       $0.6250        05/08/07         $4,989          $11,794  (3)
                                        70,000          0.8497       $0.6250        01/04/04         $9,906          $21,434  **
                                         7,600          0.0923       $0.6250        03/31/05         $1,437           $3,211  (4)
                                        25,000          0.3035       $0.6250        05/08/07         $6,929          $16,380  (5)
                                        32,000          0.3884       $0.6250        05/02/04         $4,922          $10,739  **
                                        20,000          0.2428       $0.6250        01/12/08         $6,154          $14,824  (6)
                                        10,000          0.1214       $0.6250        01/26/09         $3,561           $8,833  (7)
 ..................................................................................................................................
Curtis K. Powell                        10,000*         0.1214       $4.4375        01/26/09        $27,907*         $70,722* *
                                        10,000          0.1214       $0.6250        01/12/08         $3.077           $7,412  (8)
                                        40,000          0.4855       $0.6250        03/31/06         $9,194          $21,094  **
                                        10,000          0.1214       $0.6250        01/12/08         $3,077           $7,412  (8)
                                        35,000          0.4249       $0.6250        03/31/06         $8,045          $18,457  (9)
                                        43,000          0.5220       $0.6250        10/31/04         $7,434          $16,430  (10)
                                        20,000          0.2428       $0.6250        01/17/05         $3,625           $8,056  **
                                        10,000          0.1214       $0.6250        01/26/09         $3,561           $8,833  (7)
 ..................................................................................................................................
William L. Brummund, Jr.                10,000*         0.1214       $4.4375        01/26/09        $27,907*         $70,722* *
                                        36,800          0.4467       $0.6250        12/15/01         $2,517           $5,173  **
                                        11,200          0.1360       $0.6250        10/29/09         $4,402          $11,156  **
                                        32,000          0.3884       $0.6250        05/02/04         $4,922          $10,739  **
                                        20,000          0.2428       $0.6250        01/12/08         $6,154          $14,824  (11)
                                         5,000          0.0607       $0.6250        03/31/06         $1,149           $2,636  (12)
                                         7,600          0.0923       $0.6250        10/31/04         $1,313           $2,903  (7)
                                        10,000          0.1214       $0.6250        01/26/09         $3,561        $8,833.68  (7)
 ..................................................................................................................................
Nicholas P. Brockman                    10,000*         0.1214       $4.4375        01/26/06        $27,907*         $70,722* *
                                        18,400          0.2234       $0.6250        12/15/01         $1,258           $2,586  **
                                        20,000          0.2428       $0.6250        01/12/08         $6,154          $14,824  (13)
                                        12,600          0.1529       $0.6250        03/31/06         $2,896           $6,644  (14)
                                        32,000          0.3884       $0.6250        05/02/04         $4,922          $10,739  **
                                        10,000          0.1214       $0.6250        01/26/09         $3,561           $8,833  (7)
 ..................................................................................................................................

* The recipients of such options will receive no value therefrom, as such options were cancelled and replaced in October 1999.
** fully exercisable at present. Numbered notes above refer to the associated options becoming exercisable in cumulative installments as follows:
(1)   5380 shares on 5/1/03 and 3020 shares on 5/1/04
(2)   8600 shares on 1/12/04, 11,100 on 1/12/05 and 11,100 on 1/12/06
(3) 6500 shares presently exercisable, 1600 on 5/8/00, 5200 on 5/8/01, and 4700 on 5/8/02
(4)   as to all shares on 5/1/01
(5)   60% presently exercisable, 20% on 5/8/00, and 20% on 5/8/01
(6)   6600 shares on 1/12/03, 11,000 on 1/12/04 and 2400 on 12/12/05
(7) 2000 shares presently exercisable, and 2000 on each of 1/26/01, 1/26/02, 1/26/03 & 1/26/04
(8)   as to 50% on 1/12/01 and 50% on 1/12/02
(9)   2000 shares on 5/1/01, and 11,000 on each of 5/1/02, 5/1/03 & 5/1/04
(10)  32,250 shares presently exercisable, and the remainder on 5/1/01
(11)  3000 shares presently exercisable, 1500 on 1/12/01, 1800 on 1/12/02, 6100 on 1/12/03 and 7600 on 1/12/04
(12)  as to all shares on 5/1/02
(13)  3000 shares presently exercisable, 1500 on 1/12/01, 3600 on 1/12/02, 6100 on 1/12/03, and 5800 on 1/12/04
(14)  7600 shares on 5/1/01 and 5000 on 5/1/02

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

The following table sets forth, as of December 31, 1999, and for the year then ended, the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the December 31, 1999 value of all unexercised options held by such persons. Each option referred to in the table was granted under the Company's 1991 Stock Option Plan, or under the 1997 Long-Term Incentive Stock Plan, at an option price per share equal to the fair market value per share on the date of grant. All options held at December 31, 1999 were subject to a period of non-exercisability, which extends through April 29, 2000; accordingly, the number of options exercisable at December 31, 1999 was zero for each individual.

================================== ============================================ ============================================
                                         Number of Unexercised Options at         Value of Unexercised In-the-Money Options
                                               December  31, 1999                          at December 31, 1999(1)
              Name                         Exercisable/Unexercisable                      Exercisable/Unexercisable
---------------------------------- -------------------------------------------- --------------------------------------------
Charles E. Bradley, Jr.                             0/605,240                                   $0/$567,715
---------------------------------- -------------------------------------------- --------------------------------------------
Nicholas P. Brockman                                0/93,000                                    $0/$87,234
---------------------------------- -------------------------------------------- --------------------------------------------
William L. Brummund, Jr.                            0/122,600                                   $0/$114,999
---------------------------------- -------------------------------------------- --------------------------------------------
Richard P. Trotter                                  0/182,600                                   $0/$171,279
---------------------------------- -------------------------------------------- --------------------------------------------
Curtis K. Powell                                    0/168,000                                   $0/$157,584
================================== ============================================ ============================================
(1) Valuation based on the last sales price on December 31, 1999 of $1.5625 per share, as reported by Nasdaq.


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

DIRECTOR COMPENSATION

During the year ended December 31, 1999, the Company paid director compensation of $125,000 to Mr. Bradley, Sr., for his service as Chairman of the Board of Directors, and $23,884 to Mr. Poole for his service as Vice-Chairman of the Board of Directors. Mr. Bradley, Jr., President of the Company, received no additional compensation for his service as a director. The remaining directors received a retainer of $1,000 per month and an additional fee of $500 per diem for attendance at meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The compensation committee of the Company's board of directors throughout the year 1999 and through the date of this report consisted of Robert A. Simms (chairman), Thomas L. Chrystie and William B. Roberts. None of the members of the committee is or has been an officer or employee of the Company or any of its subsidiaries.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of CPS Common Stock (its only class of voting securities) owned beneficially as of April 18, 2000, by (i) each person known to CPS to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or named executive officer of CPS, and (iii) all directors and executive officers of CPS as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. The address of Messrs. Bradley, Jr., Brockman, Brummund, Jr., Powell and Trotter is c/o Consumer Portfolio Services, Inc., 16355 Laguna Canyon Road, Irvine, CA 92618.

                                                                                           Amount & Nature of        Percent
                      Name & Address of Beneficial Owner                             Beneficial Ownership (1)       Of Class
                      ----------------------------------                             -------------------------      --------
Charles E. Bradley, Sr...........................................................              5,250,552 (2)           24.2%
   Stanwich Partners, Inc., 62 Southfield Avenue, Stamford, CT 06902
William B. Roberts...............................................................              1,033,982                5.1%
   Monmouth Capital Corp., 126 East 56th Street, New York, NY10022
John G. Poole....................................................................                637,193 (3)            3.1%
   Stanwich Partners, Inc., 62 Southfield Avenue, Stamford, CT 06902
Thomas L. Chrystie...............................................................                182,100 (4)            0.9%
   P.O. Box 640, Wilson, WY 83014
Robert A. Simms..................................................................                306,944 (5)            1.5%
   55 Railroad Ave., Plaza Suite, Greenwich, CT 06830
Charles E. Bradley, Jr...........................................................              1,931,600 (6)            9.3%
Nicholas P. Brockman.............................................................                122,183                0.6%
William L. Brummund, Jr..........................................................                132,787                0.6%
Richard P. Trotter ..............................................................                137,564                0.7%
Curtis K. Powell.................................................................                 95,023                0.5%
All directors and executive officers combined (14 persons) ......................              7,624,155               35.7%
Levine Leichtman Capital Partners II, L.P........................................              4,553,500 (7)           22.4%
   335 North Maple Drive, Suite 240, Beverly Hills, CA 90210
Robert T. Gilhuly and Kimball J. Bradley, Trustees...............................              1,058,818 (8)            5.2%
   c/o Cummings & Lockwood, Box 2505, Greenwich, CT 06830

(1) Includes certain shares that may be acquired within 60 days after April 18, 2000 from the Company upon exercise of options, as follows: Mr. Chrystie, 30,000 shares, Mr. Simms, 30,000 shares, Mr. Bradley, Jr., 517,640 shares, Mr. Brummund, 85,000 shares, Mr. Brockman, 55,400 shares, Mr. Powell, 94,250 shares, and Mr. Trotter, 132,100 shares,.
(2) Includes 207,490 shares owned by the named person's spouse, as to which he has no voting or investment power, and 594,381 shares owned by two corporations (Stanwich Financial Services Corp., or "SFSC," and Stanwich Partners, Inc., or "Stanwich") of which the named person is president and a director. Includes 1,333,333 shares that may be acquired upon conversion of $4,000,000 of Company indebtedness held by the named person. Includes 620,000 shares that are subject to options in favor of Mr. Chrystie and Mr. Bradley, Jr.
(3) Includes 333,333 shares that may be acquired upon conversion of $1,000,000 of Company indebtedness held by the named person.
(4) Includes 132,100 shares held by the Thomas L. Chrystie Living Trust, and 20,000 shares that Mr. Chrystie may acquire upon exercise of an option written by SFSC.
(5) Includes 16,944 shares owned by Mr. Simms' spouse, as to which he has no voting or investment power.
(6) Includes 211,738 shares held by a trust of which Mr. Bradley is the beneficiary, as to which he has no voting or investment power. Also includes 600,000 shares that Mr. Bradley, Jr. has the presently exercisable right to acquire from Mr. Bradley, Sr.
(7) Comprises 4,552,500 issued shares and 1,000 shares that are issuable upon exercise of an outstanding warrant.
(8) These shares are held in trusts of which the beneficiaries are Charles E. Bradley, Sr.'s adult children, including, among others, Charles E. Bradley, Jr., (as to 211,738 shares) and Kimball J. Bradley (as to 211,802 shares).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

From May 1999 through February 2000, the Company paid Stanwich Partners, Inc. (a corporation of which Charles E. Bradley, Sr. and John G. Poole are principal shareholders) $62,500 for consulting services. Stanwich has agreed to provide such level of consulting services relating to strategic business and tax planning and investment analysis as the Company reasonably may request. No fixed, minimum or maximum number of hours of service is specified. The consulting arrangement is not continuing.

The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL"). The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the President and a director of the Company. CPSL is engaged in the equipment leasing business. CPSL finances its purchases of the equipment that it leases to others through either of two lines of credit. Amounts borrowed by CPSL under one of those two lines of credit have been guaranteed by the Company. As of March 31, 2000, the total amount outstanding under the two lines of credit was approximately $3.0 million, of which the Company had guarantied approximately $1.5 million. The Company has also financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL does not borrow under its lines of credit. The aggregate amount of advances made by the Company to CPSL as of March 31, 2000, is approximately $2.4 million. The advances related to operations bear interest at the rate of 8.5% per annum. The advances related to the fraction of the purchase price of leased equipment are not interest bearing.

The Company holds 38% of the outstanding shares of NAB Asset Corp. ("NAB"), a corporation of which Mr. Bradley, Sr., is the chairman and chief executive officer and of which Mr. Bradley, Jr., is a director. The Company held outstanding indebtedness of NAB in the principal amount of $2.1 million at December 31, 1998, which indebtedness bears interest at the rate of 13% per annum. During 1999, NAB repaid the entire amount owed.

In the ordinary course of its business operations, the Company from time to time purchases retail automobile installment contracts from an automobile dealer, Cars USA, which is owned by a corporation of which Mr. Bradley, Sr., and Mr. Bradley, Jr., are the principal shareholders. During the year ended December 31, 1999, the Company purchased 57 such contracts, with an aggregate principal balance of approximately $827,000. The Company paid an aggregate of approximately $802,000 for such contracts. All such purchases were on the Company's normal business terms. The Company also from time to time sells repossessed automobiles to Cars USA, and sold 11 such vehicles to Cars USA in 1999, for aggregate consideration of $83,800. The Company has provided inventory financing ("flooring") and has lent additional monies to Cars USA. As of December 31, 1999, the total amount owed to the Company was approximately $671,000, of which $321,100 represented flooring. The largest aggregate amount of indebtedness outstanding under the flooring line at any time since January 1, 1999 was $321,100, as of December 31, 1999. The flooring financing is a revolving line of credit, bearing interest at 10% per year, with a maximum advance depending upon the value of used car inventory, and with an overall maximum of $1,500,000. Other borrowings in the aggregate amount of $350,000 do not bear interest. The remainder of the amount owed to the Company represents fees for services performed for the dealer by the Company.

On November 17, 1998, the Company sold $25,000,000 aggregate principal amount of 13.50% Senior Subordinated Notes to Levine Leichtman Capital Partners II, L.P. ("LLCP"). As part of that transaction, the Company issued a common stock purchase warrant (the "November Warrant") giving LLCP the right to purchase up to 3,450,000 shares of Common Stock of the Company for an exercise price of $3.00 per share. That exercise price per share was determined by negotiation between the Company and LLCP, and represented a slight discount from the $3.1875 closing price per share reported by Nasdaq on September 11, 1998, which was the date of the first of several investment proposals from LLCP pursuant to which the November Warrant ultimately was issued.

On April 15, 1999, the Company sold an additional $5,000,000 aggregate principal amount of 14.50% Senior Subordinated Notes to LLCP. As part of that transaction (the "April Transaction"), (i) LLCP waived or modified certain provisions of the documentation of the November Transaction, (ii) the Company and LLCP modified certain provisions of the November Notes, including an increase in the interest rate to 14.50% per annum, (iii) the Company and LLCP modified the November Warrant by reducing the number of shares thereunder to 3,115,000 and reducing the exercise price to $0.01 per share, and (iv) the Company issued a second stock purchase warrant (the "April Warrant") to LLCP, giving LLCP the right to purchase 1,335,000 shares of CPS Common Stock for an exercise price of $0.01 per share at any time through April 15, 2009. Immediately following the issuance of the April Warrant, LLCP exercised the November Warrant for 3,115,000 shares at $0.01 per share. The April Warrant was contingent on shareholder approval, which was obtained on May 26, 1999. Immediately following shareholder approval, LLCP exercised the April Warrant for 1,334,000 shares at $0.01 per share, giving LLCP aggregate holdings of 4,449,000 shares, or approximately 22.5% of outstanding shares. Also in the April Transaction, (i) the Company agreed to defer to July and August 1999 the commitment of SFSC to make an additional $15.0 million investment into the Company, (ii) Charles E. Bradley, Sr., and Charles E. Bradley, Jr., personally guaranteed a portion of the related debt, and (iii) those individuals pledged certain collateral in conjunction with those commitments. Those guarantees and that collateral were released in connection with the March 2000 restructuring described below.

The increase in the interest rate on the November Notes, and the $0.01 per share exercise price of the April Warrant and of the amended November Warrant, were conditions to LLCP's willingness to lend money to the Company in the April Transaction. Such exercise price is not similar to the market price of CPS Common Stock, which was $3.625 per share on April 15, 1999. The Company obtained in those transactions long-term debt financing in the aggregate principal amount of $30 million.

The documents governing the Company's transactions with LLCP also include, among other things, provisions giving LLCP the right to require the Company to register shares issued or issuable under the Warrants for resale, and the right to designate one member of the Board of Directors of the Company. The Company appointed Arthur E. Levine, a principal of LLCP, as a member of the Board of Directors on November 17, 1998. Mr. Levine resigned from the Board on April 2, 1999.

In August and September of 1998, SFSC and Mr. Poole lent the Company $4 million and $1 million, respectively, on a short-term basis, and with an interest rate of 15% per annum. Simultaneously with the November 1998 issuance of senior subordinated notes to LLCP, Mr. Poole and SFSC agreed to certain modifications to that indebtedness. In particular, they agreed to subordinate their indebtedness to the indebtedness in favor of LLCP, to extend the maturity of their debt until June 2004, and to reduce their interest rate from 15% to 12.5%. SFSC and Mr. Poole received in return the option to convert such debt into an aggregate of 1,666,667 shares of common stock at the rate of $3.00 per share through maturity at June 30, 2004. SFSC further agreed to subordinate to LLCP up to $15 million of other Company indebtedness held by SFSC, to the extent the notes representing such indebtedness had not been pledged to unaffiliated third parties. In connection with the April Transaction, SFSC and Mr. Poole agreed to additional terms making more strict the subordination of this indebtedness to the Company's indebtedness in favor of LLCP.

In connection with the Company's sale of approximately $234.2 million of Contracts in June 1999 to an affiliate of General Electric Capital Corporation, Mr. Bradley, Jr., gave his personal guaranty of certain of the Company's representations and warranties concerning the Contracts to be sold. Mr. Bradley received no separate compensation in exchange for that guaranty.

On September 30, 1999, the Company issued $1.5 million of promissory notes to Stanwich Financial Services Corp. ("SFSC"), which is a corporation of which the Company's chairman of the board, Charles E. Bradley, Sr., is the sole director, chief executive officer, and principal shareholder. The notes bear interest at the rate of 14.5% per annum. As part of the related agreement, the Company agreed to issue warrants to purchase 207,000 shares of the Company's common stock at the price of $0.01 per share. Those warrants were never issued, and in the March 2000 restructuring, described below, SFSC agreed to accept 103,500 shares of common stock in place of such 207,000 warrants.

In March 2000, the Company and LLCP restructured the outstanding indebtedness of the Company in favor of LLCP, which had been in default. In the restructuring,
(i) all existing defaults were waived or cured, (ii) LLCP lent an additional $16 million ("Tranche A") to the Company, (iii) the proceeds of that loan (net of fees and expenses) were used to repay all of the Company's outstanding senior secured indebtedness, (iv) the outstanding $30 million of subordinated indebtedness in favor of LLCP was exchanged for senior indebtedness ("Tranche B"), (v) the Company granted a blanket security interest in favor of LLCP, to secure both Tranche A and Tranche B, and (vi) LLCP released SFSC and its affiliates (including Mr. Bradley, Sr., Mr. Bradley, Jr., and Mr. Poole) of any liability for failure to invest $15 million in the Company. Tranche A is due July 2001, and bears interest at 12.50% per annum; Tranche B is due November 2003, and bears interest at 14.50% per annum. In each case the interest rate is subject to increase by 2.0% in the event of a default by the Company. In the restructuring, the Company paid a fee of $325,000, paid accrued default interest of $300,000, issued 103,500 shares of common stock to LLCP, and paid out-of-pocket expenses of approximately $250,000. The terms of the transaction were determined by negotiation between the Company and LLCP.

The Company has from time to time lent money to its employees, including officers. Such borrowings are evidenced by promissory notes, and generally bear interest at 10% per annum. Charles E. Bradley, Jr. (president and a director) and Nicholas P. Brockman (a senior vice president) were indebted to the Company in excess of $60,000 at various times since January 1, 1999. The maximum indebtedness of Mr. Bradley was $625,303, as of January 1, 1999, and the maximum indebtedness of Mr. Brockman was $154,618, as of January 1, 2000. As of March 14, 2000, Mr. Bradley's and Mr. Brockman's indebtedness to the Company was approximately $88,436 and $154,618, respectively. Mr. Bradley's indebtedness as of March 14, 2000, includes approximately $15,000 representing his profits recoverable for the benefit of the Company under Section 16(b) of the Securities Exchange Act. Mr. Bradley has agreed to pay that amount to the Company not later than May 31, 2000.

The agreements and transactions described above were entered into by the Company with the parties who personally benefited from such transactions and who have or had a control or fiduciary relationship with the Company. (Mr. Levine, with whom the Company negotiated the LLCP transactions, was a director of the Company after the consummation of the November 1998 transaction until April 2,1999.) In each case such agreements and transactions have been reviewed and approved by the members of the Company's Board of Directors who are disinterested with respect thereto.

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

         The following exhibits are filed as part of this report:

3.1       Restated Articles of Incorporation (1)
3.2       Amended and Restated Bylaws (2)
4.1       Indenture re Rising Interest Subordinated Redeemable Securities
          ("RISRS") (3)
4.2       First Supplemental Indenture re RISRS (3)
4.3       Form of Indenture re 10.50% Participating Equity Notes ("PENs") (4)
4.4       Form of First Supplemental Indenture re PENs (4)
10.1      1991 Stock Option Plan & forms of Option Agreements thereunder (5)
10.2      1997 Long-Term Incentive Stock Plan (2)

10.3      Lease Agreement re Chesapeake Collection Facility (6)
10.4      Lease of Headquarters Building (7)
10.5      Partially Convertible Subordinated Note (7)
10.6      Registration Rights Agreement (7)
10.7 Residual Interest in Securitizations Revolving Credit and Term Loan Agreement dated as of April 30, 1998, between registrant and State Street Bank and Trust Company (8)
10.7a Second Amendment Agreement dated November 17, 1998 re: State Street residual interest in Securitizations Revolving Credit and Term Loan Agreement (9)
10.7b     Amendment and Forbearance Agreement (10)
10.8 Pledge and Security Agreement dated as of April 30, 1998, between the Company and State Street Bank and Trust Company (8)
10.9      Revolving Credit and Term Note dated April 30, 1998 (8)
10.10     Subscription Agreement regarding shares issued in July 1998 (11)
10.11     Registration Rights Agreement regarding shares issued in July 1998
          (11)
10.12 Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement (9)
10.13     FSA Warrant Agreement dated November 30, 1998 (9)
10.14     Securities Purchase Agreement dated November 17, 1998 (12)
10.14a First Amendment dated as of April 15, 1999, to Securities Purchase Agreement dated as of November 17, 1998, between the Company and Levine Leichtman Capital Partners II, L.P. ("LLCP"), (said Securities Purchase Agreement, as amended, is referred to below as the "Amended SPA") (13)
10.14b Amended and Restated Securities Purchase Agreement dated as of March 15, 2000, between the LLCP and the Company (14)
10.15     Senior Subordinated Primary Note dated November 17, 1998 (12)
10.15a Senior Subordinated Primary Note in the principal amount of $25,000,000, as amended and restated pursuant to the Amended SPA (13)
10.16 Primary Warrant to purchase 3,450,000 shares of common stock dated November 17, 1998 (12)
10.16a Primary Warrant to Purchase 3,115,000 Shares of Common Stock, as amended and restated pursuant to the Amended SPA (13)
10.17     Investor Rights Agreement dated November 17, 1998 (12)
10.17a First Amendment to Investors Rights Agreement, dated as of April 15, 1999 (13)
10.18 Waiver Agreement dated as of March 15, 2000, between LLCP and the Company (14)
10.19 Amended and Restated Investor Rights Agreement dated as of March 15, 2000 (14)
10.20     Registration Rights Agreement dated as of November 17, 1998 (12)
10.20a First Amendment to Registration Rights Agreement, dated as of April 15, 1999 (13)
10.20b Amended and Restated Registration Rights Agreement dated as of March 15, 2000, between LLCP and the Company (14)
10.21 Subordination Agreement dated as of November 17, 1998 re: Stanwich Note and Poole Note (9)
10.22 Investment Agreement and Continuing Guaranty, dated as of April 15, 1999 (13)
10.23 Termination and Settlement Agreement with Respect to Investment Agreement and Continuing Guaranty dated as of March 15, 2000 (14)
10.24 Consolidated Registration Rights Agreement dated November 17, 1998 re 1997 Stanwich Notes (9)
10.25 Securities Purchase Agreement dated as of April 15, 1999, between the Company and LLCP (13)
10.26     Senior Subordinated Note in the principal amount of $5,000,000 (13)
10.27 Amended and Restated Secured Senior Note Due 2003 in the principal amount of $30,000,000 (14)
10.28     Secured Senior Note Due 2001 in the principal amount of $16,000,000
          (14)
10.29     Warrant to Purchase 1,335,000 Shares of Common Stock (13)
10.30     Agreement dated May 29, 1999 for Sale of Contracts on a Flow Basis
          (15)
10.31 Amended and Restated Master Spread Account Agreement dated as of December 1, 1998 (filed herewith)
10.32 Amendment dated September 1, 1999 to Master Spread Account Agreement (previously filed as an exhibit to this report)
21.1      Subsidiaries of the Company (2)
23.1 Consent of independent auditors (previously filed as an exhibit to this report)
27.1 Financial Data Schedule (previously filed as an exhibit to this report)

         Each exhibit marked above with a number enclosed in parentheses is incorporated in this report by reference. The reference is to the report filed by or with respect to Consumer Portfolio Services, Inc. as specified below:

 (1)     Form 10-KSB dated December 31, 1995
 (2)     Form 10-K dated December 31, 1997
 (3)     Form 8-K filed December 26, 1995
 (4)     Form S-3, no. 333-21289
 (5)     Form 10-KSB dated March 31, 1994
 (6)     Form 10-K dated December 31, 1996
 (7)     Form 10-Q dated September 30, 1997
 (8)     Form 10-Q dated March 31, 1998
 (9)     Form 10-K dated December 31, 1998
 (10)    Form 10-Q dated September 30, 1999
 (11)    Form 10-Q dated June 30, 1998
 (12)    Schedule 13D filed November 25, 1988
 (13)    Schedule 13D filed on April 21, 1999
 (14)    Schedule 13D filed on March 24, 200
 (15)    Form 10-Q dated June 30, 1999

    (b)  REPORTS ON FORM 8-K

During the last quarter of the fiscal year ended December 31, 1999, the Company filed no Form 8-K reports.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONSUMER PORTFOLIO SERVICES, INC.
                                             (Registrant)

May 1, 2000                                  By: /s/ CHARLES E. BRADLEY, JR.
                                                ------------------------------
                                                     Charles E. Bradley, Jr.,
                                                     PRESIDENT