Form 10-Q
period 2000-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2000-05-15
CIK 889609

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

As of May 11, 2000, the registrant had 20,314,501 common shares outstanding.

--------------------------------------------------------------------------------

                                  CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
Part I.  Financial Information

         Item 1.   Financial Statements

                   Condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999.            3

                   Condensed consolidated statements of operations for the three month periods
                     ended March 31, 2000 and 1999.                                                             4

                   Condensed consolidated statements of cash flows for the three month  periods
                     ended March 31, 2000 and 1999.                                                             5

                   Notes to condensed consolidated financial statements.                                        6

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations      14

           Item 3. Quantitative and Qualitative Disclosures about Market Risk                                 20

Part II.   Other Information

           Item 6. Exhibits and Reports on Form 8-K                                                           20

Signatures                                                                                                    21

PART I - FINANCIAL INFORMATION


                    CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        March 31,   December 31,
                                                      ------------  ------------
                                                          2000          1999
                                                          ----          ----
ASSETS

Cash                                                  $     4,699   $     1,640
Restricted cash                                                --         1,684
Contracts held for sale (note 2)                            3,482         2,421
Servicing fees receivable                                   8,444         9,919
Residual interest in securitizations (note 3)             146,335       172,530
Furniture and equipment, net                                2,751         3,040
Taxes receivable                                           11,976         4,914
Deferred financing costs                                    2,862         2,488
Investment in unconsolidated affiliates                       271           755
Related party receivables                                     912           901
Deferred interest expense (note 7)                         10,362        10,720
Other assets                                               11,801        12,553
                                                      ------------  ------------
                                                      $   203,895   $   223,565
                                                      ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable & accrued expenses                   $    12,453  $     13,637
Deferred tax liability                                      6,318         6,318
Capital lease obligations                                   1,338         1,506
Notes payable                                               3,635         4,006
Senior secured debt                                        46,000        23,161
Subordinated debt                                          39,000        69,000
Related party debt                                         21,500        21,500
                                                      ------------  ------------
                                                          130,244       139,128

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                     --            --
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding                    --            --
Common stock, no par value; authorized
30,000,000 shares; 20,314,501 and 20,107,501 shares
issued and outstanding at March 31, 2000
and December 31, 1999, respectively                        62,732        62,421
Retained earnings                                          10,919        22,016
                                                      ------------  ------------
                                                           73,651        84,437

                                                      ------------  ------------
                                                      $   203,895   $   223,565
                                                      ============  ============

See accompanying notes to condensed consolidated financial statements

Consumer Portfolio Services, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
    (In thousands, except per share data)

                                                         Three Months Ended
                                                              March 31,
                                                      ------------  ------------
                                                          2000          1999
                                                          ----          ----
REVENUES:
Gain (loss) on sale of contracts, net  (note 4)       $     4,346   $    (1,560)
Interest income (note 5)                                   (8,957)       14,601
Servicing fees                                              5,095         7,918
Other loss                                                   (110)         (135)
                                                      ------------  ------------
                                                              374        20,824
                                                      ------------  ------------
EXPENSES:
Employee costs                                              6,793         8,244
General and administrative                                  3,528         5,756
Interest                                                    4,779         7,268
Marketing                                                   1,520         1,882
Occupancy                                                     958           710
Depreciation and amortization                                 301           533
Related party consulting fees                                  12            98
                                                      ------------  ------------
                                                           17,891        24,491
                                                      ------------  ------------
Loss before income taxes                                  (17,517)       (3,667)
Income tax benefit                                         (6,420)       (1,540)
                                                      ------------  ------------
Net loss                                              $   (11,097)  $    (2,127)
                                                      ============  ============

Loss per share (note 6):
  Basic                                               $     (0.55)  $     (0.14)
  Diluted                                             $     (0.55)  $     (0.14)

Number of shares used in computing
loss per share (note 6):
  Basic                                                    20,144        15,659
  Diluted                                                  20,144        15,659

See accompanying notes to condensed consolidated financial statements

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)

                                                                      Three Months Ended
                                                                           March 31,
                                                                  ------------  ------------
                                                                       2000         1999
                                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $   (11,097)  $    (2,127)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                        301           533
     Amortization of NIRs                                               5,256        10,270
     Amortization of deferred financing costs                             165           148
     Provision for credit losses                                          400         1,378
     Equity in net loss of investment in unconsolidated affiliates        484           319
     Net releases from (deposits into) trusts                          17,992       (14,567)
     Amortization of over-collateralization                             2,947         2,600
     Changes in assets and liabilities:
       Restricted cash                                                  1,684            --
       Purchases of contracts held for sale                          (157,620)     (158,186)
       Liquidation of contracts held for sale                         156,159        14,498
       Other assets                                                     2,884        (1,129)
       Accounts payable and accrued expenses                           (1,184)       17,828
       Warehouse lines of credit                                           --       125,775
       Taxes payable/receivable                                        (7,062)       (1,570)
                                                                  ------------  ------------
          Net cash provided by (used in) operating activities          11,309        (4,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net related party receivables                                          (11)        1,545
   Purchases of furniture and equipment                                    --           (17)
                                                                  ------------  ------------
          Net cash provided by (used in) investing activities             (11)        1,528

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in senior secured debt                                     16,000            --
   Issuance of notes payable                                               --         1,395
   Repayment of senior secured debt                                   (23,161)           --
   Repayment of capital lease obligations                                (168)         (145)
   Repayment of notes payable                                            (371)         (106)
   Payment of financing costs                                            (539)           --
                                                                  ------------  ------------
          Net cash provided by (used in) financing activities          (8,239)        1,144

                                                                  ------------  ------------
Increase (decrease) in cash                                             3,059        (1,558)

Cash at beginning of period                                             1,640         1,940
                                                                  ------------  ------------
Cash at end of period                                             $     4,699   $       382
                                                                  ============  ============
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                  $     3,957   $     6,969
        Income taxes                                              $       642   $        32

Supplemental disclosure of non-cash investing and
    financing activities:
      Issuance of common stock upon restructuring of debt         $       311   $        --
      Reclassification of subordinated debt                       $    30,000   $        --

See accompanying notes to condensed consolidated financial statements

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three month period ended March 31, 2000, are not necessarily indicative of the operating results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries CPS Marketing, Inc., Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC"), CPS Funding Corporation ("CPSFC") and CPS Warehouse Corp. ("CPSWC"). Alton, CPSRC, CPSFC and CPSWC are limited purpose corporations formed to accommodate the structures under which the Company purchases and sells its Contracts. CPS Marketing, Inc. employs marketing representatives who solicit business from motor vehicle dealers ("Dealers"). The consolidated financial statements also include the accounts of SAMCO Acceptance Corp., LINC Acceptance Company, LLC, and CPS Leasing, Inc., which are 80% owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates that are not majority owned are reported using the equity method. The excess of the purchase price of such subsidiaries over the Company's share of the net assets at the acquisition date ("goodwill") is being amortized over a period of up to fifteen years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting operating income at an appropriate discount rate.

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

FLOW PURCHASE PROGRAM

         From May 1999 through the date of this report, the Company has purchased Contracts only for immediate and outright resale to non-affiliated third parties. Such sales are made on a servicing released basis, that is, with no residual interest retained, with no servicing obligation, and with no right to receive a servicing fee. The Company sells such Contracts for a mark-up above what the Company pays the Dealer. In such sales, the Company makes certain representations and warranties to the purchasers, normal in the industry, which relate primarily to the legality of the sale of the underlying motor vehicle and to the validity of the security interest that is being conveyed to the purchaser. These representations and warranties are generally similar to the representations and warranties given by the originating Dealer to the Company. In the event of a breach of such representations or warranties, the Company may incur liabilities in favor of the purchaser(s) of the Contracts, and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s).

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

         The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Securitization Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Securitization Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals.

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


(2)  CONTRACTS HELD FOR SALE

         The following table presents the components of Contracts held for sale:

                                                      March 31,     December 31,
                                                        2000            1999
                                                    ------------    ------------
                                                           (in thousands)

Gross receivable balance..........................  $     4,309     $     3,857
Unearned finance charges..........................          (57)           (136)
  Deferred acquisition fees and discounts                  (497)           (437)
Allowance for credit losses.......................         (273)           (863)
                                                    ------------    ------------
Net contracts held for sale.......................  $     3,482     $     2,421
                                                    ============    ============

(3)  RESIDUAL INTEREST IN SECURITIZATIONS

         The following table presents the components of the residual interest in securitizations:

                                                      March 31,     December 31,
                                                        2000            1999
                                                    ------------    ------------
                                                           (in thousands)
Cash, commercial paper, US government
securities and other qualifying
investments (Spread Account)......................  $   108,167     $   126,126
NIRs..............................................       13,934          19,190
Over collateralization............................       24,151          27,098
Investment in subordinated certificates ..........           83             116
                                                    ------------    ------------
Residual interest in securitizations:.............  $   146,335     $   172,530
                                                    ============    ============


         The following table presents the activity of the NIRs:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
                                                           (in thousands)

Balance, beginning of period......................  $    19,190     $    54,800
Amortization of NIRs..............................       (5,256)        (10,270)
                                                    ------------    ------------
Balance, end of period............................  $    13,934     $    44,530
                                                    ============    ============


         The following table presents estimated remaining undiscounted credit losses included in the fair value estimated of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                      March 31,     December 31,
                                                        2000            1999
                                                    ------------    ------------
                                                           (in thousands)

Undiscounted estimated credit losses..............  $    60,051     $    77,480
                                                    ============    ============
Servicing subject to recourse provisions..........  $   685,768     $   813,061
                                                    ============    ============
Undiscounted estimated credit losses as
  percentage of servicing subject to
  recourse provisions.............................        8.76%           9.53%
                                                    ============    ============

(4)  GAIN ON SALE OF CONTRACTS

         The following table presents components of net gain (loss) on sale of
Contracts:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
                                                           (in thousands)

Gains (loss) recognized on sale...................  $     4,847     $        --
Deferred acquisition fees and discounts...........            9              --
Expenses related to sales.........................         (110)           (182)
Provision for credit losses.......................         (400)         (1,378)
                                                    ------------    ------------
Net gain (loss) on sale of contracts..............  $     4,346     $    (1,560)
                                                    ============    ============


(5)  INTEREST INCOME

         The following table presents the components of interest income:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
                                                           (in thousands)

Interest on Contracts held for sale...............  $       323     $    12,659
Residual interest income net of amortization
  of OC accounts and Spread Accounts..............       (4,024)         12,212
Amortization of NIRs..............................       (5,256)        (10,270)
                                                    ------------    ------------
Net interest income (loss)........................  $    (8,957)    $    14,601
                                                    ============    ============


(6)  LOSS PER SHARE

         Diluted loss per share for the three month periods ended March 31, 2000 and 1999, was calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted loss per share for the three month periods ended March 31, 2000 and 1999:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------
                                                          (in thousands)

Weighted average number of common shares
  outstanding during the period used to compute
  basic loss per share............................       20,144          15,659

Number of common shares used to compute diluted
  loss per share..................................       20,144          15,659
                                                    ============    ============


         If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in diluted loss per share calculation for the three month periods ended March 31, 2000 and 1999, would have included an additional 1.7 million and 2.2 million shares, respectively, from outstanding stock options and warrants and an additional 2.4 million from incremental shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 24.2 million and 20.2 million diluted shares for the three month periods ending March 31, 2000 and 1999, respectively.

(7)  LIQUIDITY

         The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities have been proceeds from the sales of Contracts, amounts borrowed under its various warehouse lines of credit, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under its warehouse lines and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes. As a result, the Company has been dependent on its warehouse lines of credit to purchase Contracts, and on the availability of capital from outside sources in order to finance its continued operations, and to fund the portion of Contract purchase prices not borrowed under warehouse lines of credit. The Company is not presently party to any warehouse line of credit, and did not receive any material releases of cash from Spread Accounts from June 1998 through October 1999. The inability to borrow and the lack of cash releases resulted in a liquidity deficiency, which has been progressively alleviated since the November 1999 re-commencement of releases of cash from Spread Accounts.

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

         Net cash provided by operating activities was $11.3 million for the three month period ended March 31, 2000, compared to net cash used in operating activities of $4.2 million for the same period in the prior year. Net cash released from Trusts was $18.0 million for the three month period ended March 31, 2000, as compared to net cash deposited into Trusts of $14.6 million for the same period in the prior year.

         During the three month periods ended March 31, 2000, and 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts. Cash used for subsequent deposits to Spread Accounts for the three month period ended March 31, 2000, was $1.0 million, a decrease of $11.5 million, or 92%, from cash used for subsequent deposits to Spread Accounts for the same period in the prior year. Cash released from Spread Accounts for the three month period ended March 31, 2000, was $19.0 million, as compared with $577,000 for the same period in the prior year. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

         Beginning in June 1998, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Securitization Agreements. Accordingly, pursuant to the Securitization Agreements, the specified levels applicable to the Company's Spread Accounts were increased, in most cases to an unlimited amount. Due to cross collateralization provisions of the Securitization Agreements, the specified levels have been increased on 16 of the Company's 18 remaining Trusts. Until the November 1999 effectiveness of an amendment to the Securitization Agreements, described below, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of that amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal balance of the Certificates issued by the related Trusts. (Higher percentages are applicable to those Trusts that have amortized to the point that "floor" or minimum levels of credit enhancement are applicable.)

         In addition to requiring higher Spread Account levels, the Securitization Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a recurring basis by the Certificate Insurer with respect to all of the Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. As a result of the increased specified levels applicable to the Spread Accounts, approximately $30.4 million of cash that would otherwise have been available to the Company had been delayed and retained in the Spread Accounts as of March 31, 2000.

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

         As the first step in the plan, the Company in November 1998 and April 1999 issued $25.0 million and $5.0 million, respectively, of subordinated promissory notes (collectively, the "LLCP Notes"), to Levine Leichtman Capital Partners, L.P. ("LLCP"). The LLCP Notes are due in 2004, and bear interest at the rate of 14.5% per annum. Net proceeds received from the issuances were approximately $28.5 million. In conjunction with the LLCP Notes, the Company issued warrants to purchase up to 4,450,000 shares of common stock at $0.01 per share, 3,115,000 and 1,334,000 of which were exercised in April 1999 and May 1999, respectively. The effective cost of this capital represented a material increase in the cost of capital to the Company. As part of the agreements for issuance of the LLCP Notes, Stanwich Financial Services Corp. ("SFSC") agreed to purchase an additional $15.0 million of notes (at least $7.5 million by July 31, 1999, and the remainder by August 31, 1999), and the Company agreed to sell such notes. The chairman and the president of the Company are the principal shareholders of SFSC, and the Company's chairman is the chief executive officer of SFSC. The terms of these transactions were subsequently modified in March 2000, as discussed below.

         In March 2000, the Company and LLCP restructured the outstanding indebtedness of the Company in favor of LLCP, which had been in default. In the restructuring (i) all existing defaults were waived or cured, (ii) LLCP lent an additional $16 million ("Tranche A") to the Company, (iii) the proceeds of that loan (net of fees and expenses) were used to repay all of the Company's outstanding senior secured indebtedness, (iv) the outstanding $30 million of subordinated indebtedness in favor of LLCP was exchanged for senior indebtedness ("Tranche B"), (v) the Company granted a blanket security interest in favor of LLCP, to secure both Tranche A and Tranche B, and (vi) LLCP released SFSC and its affiliates (including Mr. Bradley, Sr., Mr. Bradley, Jr., and Mr. Poole, directors of the Company) of any liability for failure to invest $15 million in the Company. Tranche A is due July 2001, and bears interest at 12.50% per annum; Tranche B is due November 2003, and bears interest at 14.50% per annum. In each case the interest rate is subject to increase by 2.0% in the event of a default by the Company. In the restructuring, the Company paid a fee of $325,000, paid accrued default interest of $300,000, issued 103,500 shares of common stock to LLCP, and paid out-of-pocket expenses of approximately $214,000. The shares of common stock issued were valued at approximately $155,000, which is included in deferred interest expense to be amortized over the remaining life of the related debt. The terms of the transaction were determined by negotiation between the Company and LLCP. Also in March 2000, the Company's board of directors authorized the issuance of 103,500 shares of the Company's common stock to SFSC in connection with a $1.5 million promissory note issued by the Company to SFSC in August 1999. The shares of common stock issued were valued at approximately $155,000, which is included in deferred interest expense to be amortized over the remaining life of the related debt.

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

         The amendment agreement mentioned above (the "Amendment") fixes the amount of cash to be retained in the Spread Accounts for 16 of the Company's 18 remaining securitization Trusts. The amended level is 21% of the outstanding principal balance of the Certificates issued by such Trusts, computed on a pool by pool basis. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable.

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

         As a third part of its plan, the Company reduced its planned level of Contract purchases initially to not more than $200.0 million per quarter beginning November 1998, and subsequently to purchasing Contracts only on a flow basis. Since late May 1999, the Company has purchased Contracts from Dealers without use of warehouse lines of credit, in "flow purchase" arrangements with third parties. Under the flow purchase arrangements, the Company purchases Contracts from Dealers and sells such Contracts outright to the third party. For the three month period ending March 31, 2000, the Company purchased $157.6 million of Contracts on a flow basis, compared to $158.0 million of Contracts that were purchased and held for sale during the same period in the prior year. The Company expects to purchase Contracts only on a flow basis in the future until the Company is able to identify appropriate sources of capital to acquire and hold Contracts for the Company's own account.

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

         The Company has purchased Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. Although the Company has not been able to sell Contracts in a securitization transaction since December 1998, it does plan to securitize in the future, as to which there can be no assurance. The Company's securitization structure has been as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased significantly in 1998. Effective November 3, 1999, as applied to monthly measurement dates from September 1999 onward, the specified levels have decreased, as discussed under the heading "Liquidity and Capital Resources."

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

         The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Securitization Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Securitization Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals.

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

         The Certificate holders and the related securitization trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals are subordinate to the Certificates until the Certificateholders are fully paid.

         The structure described above is applicable to securitization transactions conducted at least once quarterly from June 1994 through December 1998. The Company has not sold any Contracts in securitization transactions since December 1998, and there can be no assurance as to when it will next sell Contracts using the structure described above.

         Since March 1999, the Company has changed its basic system of doing business. Previously, the Company would acquire Contracts for its own account, borrowing from 88% to 97% of the principal balance of such Contracts under "warehouse" lines of credit. Periodically (approximately once every quarter) the Company would then sell most or all of the recently acquired Contracts in a securitization transaction as described above. In such a sale, the Company would retain (1) a residual ownership interest in the Contracts sold, (2) the obligation to service the Contracts sold, and (3) the right to receive servicing fees. At the end of March 1999, the Company learned that it would be unable to sell Contracts in securitization transactions for an indeterminate period. Accordingly, the Company commenced purchasing Contracts for immediate re-sale to a third party, which third party purchases the Contracts in turn on a daily basis. In this arrangement, the Company retains no residual interest in the Contracts, has no servicing obligation, and receives no servicing fee. For its services in acquiring Contracts for purchase, the Company receives a per-Contract fee from the third party.

RESULTS OF OPERATIONS

The three month period ended March 31, 2000 compared to the three month period
------------------------------------------------------------------------------
ended March 31, 1999
--------------------

         REVENUES. During the three months ended March 31, 2000, revenues decreased $20.5 million, or 98.2%, compared to the three month period ended March 31, 1999. Gain on sale of Contracts increased by $5.9 million, from a loss of $1.6 million to a gain of $4.3 million. The primary reason for the increase is the fees received from selling Contracts on a flow basis. During the three months ended March 31, 2000, the Company sold $154.5 million of Contracts on a flow basis, compared to not selling any Contracts for the same period in the prior year. Those sales resulted in $4.8 million of fees earned. Gain on sale of Contracts is reduced by approximately $110,000 of expenses related to previous securitization transactions, including the amortization of a warrant issued to the Certificate Insurer in November 1998. In addition, for the three month periods ended March 31, 2000 and 1999, the Company charged against gain on sale $400,000 and $1.4 million, respectively, of provision for losses on Contracts held for sale.

         Interest income decreased by $23.6 million, from a $14.6 million of interest income to $9.0 million of negative interest income. The primary reason for the decrease is that fewer Contracts are being held for sale. During the three months ended March 31, 1999, the Company held for sale an average of $253.6 million compared to an average of $3.1 million for the three months ended March 31, 2000. In addition to the reduction in interest income earned on Contracts held for sale, residual interest income also decreased from a positive $12.2 million for the three month period ended March 31, 1999, to a negative $4.0 million for the three month period ended March 31, 2000. The reduction in residual interest income is due to the Company not completing a securitization transaction during 1999, or during the three month period ended March 31, 2000. It has been the Company's experience that residual interest income is highest in the early months of a new securitization. Additionally, several of the Trusts are experiencing their peak loss periods or have amortized to such an extent that there is minimal interest spread remaining, the result of which is insufficient interest spread to pay all the obligations of such Trusts and have any residual cash remaining (residual interest income).

         Servicing fees decreased by approximately $2.8 million, or 35.7%. The decrease in servicing fees is due to the decrease in the servicing portfolio. As of March 31, 2000, the Company was earning servicing fees on 82,317 sold Contracts with aggregate outstanding principal balances approximating $685.8 million, compared to 119,699 Contracts with aggregate outstanding principal balances approximating $1,219.2 million as of March 31, 1999. In addition to the $685.8 million in sold Contracts, on which servicing fees were earned, the Company was holding for sale and servicing an additional $6.7 million in Contracts, for an aggregate total servicing portfolio at March 31, 2000, of $692.5 million. The Company is not currently acquiring Contracts for its servicing portfolio. In addition, those Contracts that remain in the Company's servicing portfolio are amortizing, and the aggregate principal balance of the servicing portfolio therefore decreases over time. Accordingly, the Company expects that its servicing portfolio will continue to decrease, and that servicing fees to be earned will therefore also decrease, at least through the remainder of 2000, and until such time as the Company is again acquiring Contracts for its own servicing portfolio. There can be no assurance as to when the Company may be able to do so.

         EXPENSES. During the three month period ended March 31, 2000, operating expenses decreased $6.6 million, or 26.9%, compared to the three month period ended March 31, 1999. Employee costs decreased by $1.5 million, or 17.6%, and represented 38.0% of total operating expenses. The decrease is due to reductions in staff in accordance with the decrease in the Company's servicing portfolio and originations volume. General and administrative expenses decreased by $2.2 million, or 38.7%, and represented 19.7% of total operating expenses. Occupancy expenses increased $248,000, or 34.9%, and represented 5.4% of total operating expenses. The primary reason for the increase is due to additional property taxes paid on the Company's headquarters building that were not paid in the prior year's period.

         Interest expense decreased $2.5 million, or 34.2%, and represented 26.7% of total operating expenses. See "Liquidity and Capital Resources." The decrease is primarily due to the decrease in the Company's warehouse lines of credit and reduction of the principal balance of certain senior secured debt. The warehouse lines of credit were paid in full and terminated in the second and third quarters of 1999. Accordingly, there was no outstanding warehouse indebtedness in the quarter ended March 31, 2000, compared to an outstanding balance of $277.6 million at March 31, 1999. Although senior secured debt increased from $33.0 million at March 31, 1999, to $46.0 million at March 31, 2000, $30.0 million of the balance at March 31, 2000, represents former subordinated debt that was exchanged for senior secured debt in a debt restructuring completed in March 2000, as discussed below in "Liquidity and Capital Resources." Therefore, the comparative decrease in senior secured debt from March 31, 1999, to March 31, 2000, was $17.0 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires substantial cash to support its operating activities. The Company's primary sources of cash from operating activities have been proceeds from the sales of Contracts, amounts borrowed under its various warehouse lines of credit, servicing fees on portfolios of Contracts previously sold, proceeds from the sales of Contracts, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under its warehouse lines and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes. As a result, the Company has been dependent on its warehouse lines of credit to purchase Contracts, and on the availability of capital from outside sources in order to finance its continued operations, and to fund the portion of Contract purchase prices not borrowed under warehouse lines of credit. The Company is not presently party to any warehouse line of credit, and did not receive any material releases of cash from Spread Accounts from June 1998 through October 1999. The inability to borrow and the lack of cash releases resulted in a liquidity deficiency, which has been progressively alleviated since the November 1999 re-commencement of releases of cash from Spread Accounts.

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

         Net cash provided by operating activities was $11.3 million for the three month period ended March 31, 2000, compared to net cash used in operating activities of $4.2 million for the same period in the prior year. Net cash released from Trusts was $18.0 million for the three month period ended March 31, 2000, as compared to net cash deposited into Trusts of $14.6 million for the same period in the prior year.

         During the three month periods ended March 31, 2000, and 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts. Cash used for subsequent deposits to Spread Accounts for the three month period ended March 31, 2000, was $1.0 million, a decrease of $11.5 million, or 92%, from cash used for subsequent deposits to Spread Accounts for the same period in the prior year. Cash released from Spread Accounts for the three month period ended March 31, 2000, was $19.0 million, as compared with $577,000 for the same period in the prior year. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

         Beginning in June 1998, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Servicing Agreements. Accordingly, pursuant to the Servicing Agreements, the specified levels applicable to the Company's Spread Accounts were increased in most cases to an unlimited amount. Due to cross collateralization provisions of the Servicing Agreements, the specified levels have been increased on 16 of the Company's 18 remaining Trusts. Until the November 1999 effectiveness of an amendment to the Servicing Agreement, described below, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of that amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal balance of the Certificates issued by the related Trusts. (Higher percentages are applicable to those Trusts that have amortized to the point that "floor" or minimum levels of credit enhancement are applicable.)

         In addition to requiring higher Spread Account levels, the Servicing Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a recurring basis by the Certificate Insurer with respect to all of the Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. As a result of the increased specified levels applicable to the Spread Accounts, approximately $30.4 million of cash that would otherwise have been available to the Company had been delayed and retained in the Spread Accounts as of March 31, 2000. A portion of such cash was subsequently released to the Company as discussed below.

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

         As the first step in the plan, the Company in November 1998 and April 1999 issued $25.0 million and $5.0 million, respectively, of subordinated promissory notes (collectively, the "LLCP Notes"), to Levine Leichtman Capital Partners, L.P. ("LLCP"). The LLCP Notes are due in 2004, and bear interest at the rate of 14.5% per annum. Net proceeds received from the issuances were approximately $28.5 million. In conjunction with the LLCP Notes, the Company issued warrants to purchase up to 4,450,000 shares of common stock at $0.01 per share, 3,115,000 and 1,334,000 of which were exercised in April 1999 and May 1999, respectively. The effective cost of this capital represented a material increase in the cost of capital to the Company. As part of the agreements for issuance of the LLCP Notes, Stanwich Financial Services Corp. ("SFSC") agreed to purchase an additional $15.0 million of notes (at least $7.5 million by July 31, 1999, and the remainder by August 31, 1999), and the Company agreed to sell such notes. The chairman and the president of the Company are the principal shareholders of SFSC, and the Company's chairman is the chief executive officer of SFSC. The terms of these transactions were subsequently modified in March 2000, as discussed below.

         In March 2000, the Company and LLCP restructured the outstanding indebtedness of the Company in favor of LLCP, which had been in default. In the restructuring(i) all existing defaults were waived or cured, (ii) LLCP lent an additional $16 million ("Tranche A") to the Company, (iii) the proceeds of that loan (net of fees and expenses) were used to repay all of the Company's outstanding senior secured indebtedness, (iv) the outstanding $30 million of subordinated indebtedness in favor of LLCP was exchanged for senior indebtedness ("Tranche B"), (v) the Company granted a blanket security interest in favor of LLCP, to secure both Tranche A and Tranche B, and (vi) LLCP released SFSC and its affiliates (including Mr. Bradley, Sr., Mr. Bradley, Jr., and Mr. Poole, directors of the Company) of any liability for failure to invest $15 million in the Company. Tranche A is due July 2001, and bears interest at 12.50% per annum; Tranche B is due November 2003, and bears interest at 14.50% per annum. In each case the interest rate is subject to increase by 2.0% in the event of a default by the Company. In the restructuring, the Company paid a fee of $325,000, paid accrued default interest of $300,000, issued 103,500 shares of common stock to LLCP, and paid out-of-pocket expenses of approximately $214,000. The shares of common stock issued were valued at approximately $155,000, which is included in deferred interest expense to be amortized over the remaining life of the related debt. The terms of the transaction were determined by negotiation between the Company and LLCP. Also in March 2000, the Company's board of directors authorized the issuance of 103,500 shares of the Company's common stock to SFSC in conjunction with a $1.5 million promissory note issued by the Company to SFSC in August 1999. The shares of common stock issued were valued at approximately $155,000, which is included in deferred interest expense to be amortized over the remaining life of the related debt.

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

         The amendment agreement mentioned above (the "Amendment") fixes the amount of cash to be retained in the Spread Accounts for 16 of the Company's 18 remaining securitization Trusts. The amended level is 21% of the outstanding principal balance of the Certificates issued by such Trusts, computed on a pool by pool basis. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable.

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

         As a third part of its plan, the Company reduced its planned level of Contract purchases initially to not more than $200.0 million per quarter beginning November 1998, and subsequently to purchasing Contracts only on a flow basis. Since late May 1999, the Company has purchased Contracts from Dealers without use of warehouse lines of credit, in "flow purchase" arrangements with third parties. Under the flow purchase arrangements, the Company purchases Contracts from Dealers and sells such Contracts outright to the third party. For the three month period ending March 31, 2000, the Company purchased $157.6 million of Contracts on a flow basis, compared to $158.0 million of Contracts that were purchased and held for sale during the same period in the prior year. The Company expects to purchase Contracts only on a flow basis in the future until the Company is able to identify appropriate sources of capital to acquire and hold Contracts for the Company's own account.

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

FORWARD-LOOKING STATEMENTS

         This report on Form 10-Q contains certain "forward-looking statements," including, without limitation, the statements to the effect that the Company (i) plans to hold Contracts pledged to a warehouse line of credit, and (ii) plans to securitize Contracts in the future. Such plans are dependent on the Company's ability to conclude transactions with third parties, over which third parties the Company has no control.

         Specifically, the reader should bear in mind the following considerations: As to entering into a warehouse line of credit, the Company's ability to open such a line of credit and use proceeds thereunder to acquire Contracts is dependent on the willingness of prospective lenders to reach agreement with the Company on the terms and conditions of such a line of credit. Although the Company has identified potential lenders, which have expressed some degree of interest in such transactions, there can be no assurance that mutually acceptable agreements will be reached.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         There have been no significant changes in interest rate risk since December 31, 1999. The Company is not currently issuing interest bearing asset-backed securities nor is it holding any Contracts for sale. All Contracts purchased are sold on a flow basis, for which the Company receives a fee. Therefore, any strategies the Company has used in the past to minimize interest rate risk do not apply currently. Described below are strategies the Company has used in the past to minimize interest rate risk.

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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibit is filed as a part of this report:

         27     Financial Data Schedule

(b) During the quarter for which this report is filed, the Company filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CONSUMER PORTFOLIO SERVICES, INC.
                                   (REGISTRANT)


Date:   May 15, 2000               /S/  Charles E. Bradley, Jr.
                                   ---------------------------------------------
                                   Charles E. Bradley, Jr.,  President and
                                   Chief Executive Officer
                                   (PRINCIPAL EXECUTIVE OFFICER)


Date:   May 15, 2000               /S/  James L. Stock
                                   ---------------------------------------------
                                   James L. Stock,  Senior Vice President -
                                   Chief Financial Officer
                                   (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                    ACCOUNTING OFFICER)