Form 10-Q
period 2000-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2000-08-14
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of August 14, 2000, the registrant had 20,343,151 common shares outstanding.

================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000


Part I.  Financial Information

     Item 1. Financial Statements

               Condensed consolidated balance sheets as of
                 June 30, 2000 and December 31, 1999                         3

               Condensed consolidated statements of operations
                 for the three and six month periods
                 ended June 30, 2000 and 1999.                               4

               Condensed consolidated statements of cash flows
                 for the six month periods ended June 30, 2000 and 1999.     5

               Notes to condensed consolidated financial statements.         6


     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk     19


Part II.  Other Information

     Item 1. Legal Proceedings                                              20

     Item 4. Submission of Matters to a Vote of Security holders            20

     Item 6. Exhibits and Reports on Form 8-K                               21


Signatures                                                                  21

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                      June 30,      December 31,
                                                   -------------   -------------
                                                        2000            1999
                                                   -------------   -------------
                                                    (Unaudited)
ASSETS
Cash                                               $     17,313    $      1,640
Restricted cash                                             500           1,684
Contracts held for sale (note 2)                          1,930           2,421
Servicing fees receivable                                 9,795           9,919
Residual interest in securitizations (note 3)           132,794         172,530
Furniture and equipment, net                              2,475           3,040
Taxes receivable                                          3,283           4,914
Deferred financing costs                                  2,589           2,488
Investment in unconsolidated affiliates                      --             755
Related party receivables                                   921             901
Deferred interest expense (note 7)                        9,501          10,720
Other assets                                             10,747          12,553
                                                   -------------   -------------
                                                   $    191,848    $    223,565
                                                   =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable & accrued expenses                $     10,543    $     13,637
Deferred tax liability                                       --           6,318
Capital lease obligation                                  1,199           1,506
Notes payable                                             3,161           4,006
Senior secured debt                                      46,000          23,161
Subordinated debt                                        38,968          69,000
Related party debt                                       21,500          21,500
                                                   -------------   -------------
                                                        121,371         139,128

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                   --              --
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding                  --              --
Common stock, no par value; authorized
  30,000,000 shares; 20,335,901 and 20,107,501 shares
  issued and outstanding at June 30, 2000
  and December 31, 1999, respectively                    62,744          62,421
Retained earnings                                         7,733          22,016
                                                   -------------   -------------
                                                         70,477          84,437
                                                   -------------   -------------
                                                   $    191,848    $    223,565
                                                   =============   =============

See accompanying notes to condensed consolidated financial statements

                     CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months Ended            Six Months Ended
                                               June 30,                    June 30,
                                       -----------------------     -----------------------
                                          2000          1999          2000          1999
                                       ---------     ---------     ---------     ---------
REVENUES:
Gain (loss) on sale of contracts,
  net (note 4)                         $  3,495      $ (4,877)     $  7,841      $ (6,436)
Interest income (note 5)                  5,792        10,730        (3,165)       25,331
Servicing fees                            4,289         8,029         9,385        15,947
Other loss                                  (26)         (476)         (137)         (611)
                                       ---------     ---------     ---------     ---------
                                         13,550        13,406        13,924        34,231
                                       ---------     ---------     ---------     ---------

EXPENSES:
Employee costs                            5,585         7,850        12,378        16,094
General and administrative                4,485         4,799         8,013        10,555
Interest                                  3,991        10,407         8,769        17,674
Marketing                                 1,418         1,103         2,938         2,986
Occupancy                                   967           734         1,925         1,444
Depreciation and amortization               290           361           592           894
Related party consulting fees                --            77            12           175
                                       ---------     ---------     ---------     ---------
                                         16,736        25,331        34,627        49,822
                                       ---------     ---------     ---------     ---------
Loss before income taxes                 (3,186)      (11,925)      (20,703)      (15,591)
Income tax benefit                           --        (5,015)       (6,420)       (6,554)
                                       ---------     ---------     ---------     ---------
Net loss                               $ (3,186)     $ (6,910)     $(14,283)     $ (9,037)
                                       =========     =========     =========     =========

Loss per share (note 6):
  Basic                                $  (0.16)     $  (0.37)     $  (0.71)     $  (0.52)
  Diluted                              $  (0.16)     $  (0.37)     $  (0.71)     $  (0.52)

Number of shares used in computing
loss per share (note 6):
  Basic                                  20,319        18,773        20,232        17,224
  Diluted                                20,319        18,773        20,232        17,224


See accompanying notes to condensed consolidated financial statements

                   CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                     (IN THOUSANDS)

                                                                     Six Months Ended
                                                                         June 30,
                                                                  -----------------------
                                                                     2000         1999
                                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (14,283)   $  (9,037)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                      592          894
     Amortization of deferred financing costs                           439          310
     Provision for credit losses                                        800        2,593
     Equity net loss in unconsolidated affiliates                       755        1,012
     Releases of cash from Trusts to Company                         38,223          665
     Net deposits to spread accounts                                 (4,830)     (16,835)
     Decrease in receivables from Trusts and
       investment in subordinated certificates                        6,343       13,638
     Changes in assets and liabilities:
       Restricted cash                                                1,184           --
       Purchases of contracts held for sale                        (296,248)    (217,454)
       Liquidation of contracts held for sale                       295,938      289,592
       Other assets                                                   3,432        2,795
       Accounts payable and accrued expenses                         (3,094)       9,098
       Warehouse lines of credit                                         --      (79,056)
       Deferred tax liability                                        (6,318)          --
       Taxes payable/receivable                                       1,631       (6,597)
                                                                  ----------   ----------
          Net cash provided by (used in) operating activities        24,564       (8,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment in unconsolidated affiliate          --          979
   Net related party receivables                                        (20)       2,237
   Purchases of furniture and equipment                                  --          (27)
                                                                  ----------   ----------
          Net cash (used in) provided by investing activities           (20)       3,189

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in senior secured debt                                   16,000        5,000
   Issuance of notes payable                                             --        1,395
   Repayment of senior secured debt                                 (23,161)      (1,375)
   Repayment of subordinated debt                                       (32)          --
   Repayment of capital lease obligations                              (307)        (292)
   Repayment of notes payable                                          (845)        (308)
   Payment of financing costs                                          (539)        (312)
   Issuance of common stock                                              --           44
   Exercise of options and warrants                                      13           --
                                                                  ----------   ----------
          Net cash (used in) provided by financing activities        (8,871)       4,152
                                                                  ----------   ----------
Increase (decrease) in cash                                          15,673       (1,041)

Cash at beginning of period                                           1,640        1,940
                                                                  ----------   ----------
Cash at end of period                                             $  17,313    $     899
                                                                  ==========   ==========


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                    $   6,976    $  16,634
      Income taxes                                                $     990    $      43

Supplemental disclosure of non-cash investing and
  financing activities:
      Issuance of common stock upon restructuring of debt         $     311    $      --
      Revaluation of common stock warrants                        $      --    $   9,844
      Reclassification of subordinated debt                       $  30,000    $      --


See accompanying notes to condensed consolidated financial statements

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the operating results to be expected for the full year.

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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries CPS Marketing, Inc., Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC"), CPS Funding Corporation ("CPSFC") and CPS Warehouse Corp. ("CPSWC"). Alton, CPSRC, CPSFC and CPSWC are limited purpose corporations formed to accommodate the structures under which the Company has purchased and sold its Contracts. CPS Marketing, Inc. employs marketing representatives who solicit business from motor vehicle dealers ("Dealers"). The consolidated financial statements also include the accounts of SAMCO Acceptance Corp., LINC Acceptance Company, LLC, and CPS Leasing, Inc., which are 80% owned subsidiaries. Of these three subsidiaries, only CPS Leasing, Inc. has any current operations. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates that are not majority owned are reported using the equity method. The excess of the purchase price of such subsidiaries over the Company's share of the net assets at the acquisition date ("goodwill") is being amortized over a period of up to fifteen years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting operating income at an appropriate discount rate.

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

ALLOWANCE FOR CREDIT LOSSES

         The Company estimates an allowance for credit losses, which management believes provides adequately for known and inherent losses that may develop in the Contracts held for sale and Contracts held to maturity. Provision for loss is charged to gain on sale of Contracts. Charge offs, net of recoveries, are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral.

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONTRACT ACQUISITION FEES

         Upon purchase of a Contract from a Dealer, the Company generally charges the Dealer an acquisition fee. The acquisition fees associated with Contract purchases are deferred until the Contracts are sold, at which time the deferred acquisition fees are recognized as a component of the gain on sale. The Company also charges an origination fee for those Contracts that are sold on a flow basis. Those fees are recognized at the time the Contracts are sold, typically one day after they are purchased by the Company, and are also a component of the gain on sale.

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

         At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account and (b) the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. NIRs are included in receivable from Trusts as a component of the residual interest in securitizations in the accompanying balance sheet. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Securitization Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Securitization Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). The over-collateralization is included in receivable from Trusts as a component of the residual interest in securitizations in the accompanying balance sheet. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals.

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

         The primary components of receivable from Trusts are NIRs and over-collateralization, net of estimated credit losses and the present value discount. Interest income is accreted over the estimated remaining lives of the underlying Contracts at the present value discount rate used in valuing the Residuals, on a level yield basis.

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

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2) CONTRACTS HELD FOR SALE

         The following table presents the components of Contracts held for sale:

                                                      June 30,      December 31,
                                                        2000            1999
                                                   -------------   -------------
                                                          (in thousands)
         Gross receivable balance                  $      3,101    $      3,857
         Unearned finance charges                           (46)           (136)
         Deferred acquisition fees and discount            (360)           (437)
         Allowance for credit losses                       (765)           (863)
                                                   -------------   -------------
         Net contracts held for sale               $      1,930    $      2,421
                                                   =============   =============


(3) RESIDUAL INTEREST IN SECURITIZATIONS

         The following table presents the components of the residual interest in securitizations:

                                                      June 30,      December 31,
                                                        2000            1999
                                                   -------------   -------------
                                                          (in thousands)
Cash, commercial paper, US government
  securities and other qualifying
  investments (Spread Account)                     $     92,733         126,126

Receivable from Trusts                                   39,819          46,288

Investment in subordinated certificates                     242             116
                                                   -------------   -------------
Residual interest in securitizations               $    132,794    $    172,530
                                                   =============   =============

          Cash released from the Trusts to the Company for the three month periods ended June 30, 2000 and 1999, was $ 19.3 million and $86,000, respectively. Cash released from the Trusts to the Company for the six month periods ended June 30, 2000 and 1999, was $38.2 million and $665,000, respectively.

         The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                      June 30,      December 31,
                                                        2000            1999
                                                   -------------   -------------
                                                          (in thousands)
Undiscounted estimated credit losses               $     43,858    $     77,480
                                                   =============   =============
Servicing subject to recourse provisions           $    578,109    $    813,061
                                                   =============   =============
Undiscounted estimated credit losses as
  percentage of servicing subject to
  recourse provisions                                     7.59%           9.53%
                                                   =============   =============

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4) GAIN (LOSS) ON SALE OF CONTRACTS

         The following table presents components of net gain (loss) on sale of
Contracts:

                                                 Three Months Ended June 30,       Six Months Ended June 30,
                                               ------------------------------   ------------------------------
                                                    2000            1999             2000            1999
                                               -------------   --------------   --------------   -------------
                                                      (in thousands)                    (in thousands)
Gains (loss) recognized on sale                $      3,936    $      (9,273)   $       8,783    $     (9,273)
Deferred acquisition fees and discounts                  70            5,851               79           5,851
Expenses related to sales                              (111)            (240)            (221)           (421)
Provision for credit losses                            (400)          (1,215)            (800)         (2,593)
                                               -------------   --------------   --------------   -------------
Net gain (loss) on sale of contracts           $      3,495    $      (4,877)   $       7,841    $     (6,436)
                                               =============   ==============   ==============   =============

(5) INTEREST INCOME

         The following table presents the components of interest income:

                                                 Three Months Ended June 30,       Six Months Ended June 30,
                                               ------------------------------   ------------------------------
                                                    2000            1999             2000            1999
                                               -------------   --------------   --------------   -------------
                                                      (in thousands)                    (in thousands)
Interest on Contracts held for sale            $        491    $      11,859    $         814    $     24,518
Residual interest income, net                         5,301           (1,129)          (3,979)            813
                                               -------------   --------------   --------------   -------------
Net interest income                            $      5,792    $      10,730    $      (3,165)   $     25,331
                                               =============   ==============   ==============   =============

(6) EARNINGS (LOSS) PER SHARE

         Diluted loss per share for the three and six month ended June 30, 2000 and 1999, was calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted loss per share for the three and six month periods ended June 30, 2000 and 1999:

                                                            Three Months Ended June 30,   Six Months Ended June 30,
                                                            --------------------------   --------------------------
                                                                2000          1999           2000           1999
                                                            -----------   ------------   ------------   -----------
                                                                  (in thousands)                (in thousands)
Weighted average number of common shares outstanding
  during the period used to compute basic earnings per
   share                                                        20,319         18,773         20,232        17,224

Incremental common shares attributable to exercise of
   outstanding options and warrants                                 --             --             --            --

Incremental common shares attributable to conversion of
   subordinated debt                                                --             --             --            --
                                                            -----------   ------------   ------------   -----------
Number of common shares used to compute diluted earnings
   (loss) per share                                             20,319         18,773         20,232        17,224
                                                            ===========   ============   ============   ===========

         If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in diluted loss per share calculation for the three and six month periods ended June 30, 2000, would have included an additional 1.3 million and 1.6 million, respectively, from outstanding stock options and warrants and an additional 2.4 million from incremental shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 24.1 million diluted shares for the three month period ending June 30, 2000, and 24.2 million diluted shares for the six month period ending June 30, 2000.

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(7) LIQUIDITY

         The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash from operating activities have been proceeds from sales of Contracts, amounts borrowed under warehouse lines of credit, servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under warehouse lines and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes. Internally generated cash may or may not be sufficient to meet the Company's cash demands, depending on the performance of securitized pools (which determines the level of releases from Spread Accounts), on the rate of growth or decline in the Company's servicing portfolio, and on the terms on which the Company is able to buy, borrow against and sell Contracts.

         Contracts are purchased for a cash price close to their principal amount, and return cash over a period of years. As a result, the Company has been dependent on warehouse lines of credit to purchase Contracts, and on the availability of cash from outside sources in order to finance its continued operations, and to fund the portion of Contract purchase prices not borrowed under warehouse lines of credit. The Company is not presently party to any warehouse line of credit, and did not receive any material releases of cash from Spread Accounts from June 1998 through October 1999. The inability to borrow and the lack of cash releases resulted in a liquidity deficiency, which has been progressively alleviated since the November 1999 re-commencement of releases of cash from Spread Accounts.

         The Company has maintained its Contract purchasing program in the absence of any warehouse line of credit by entering into flow purchase arrangements. Flow purchases allow the Company to purchase Contracts while maintaining only an immaterial level of Contracts held for sale. The Company's revenues from flow purchase of Contracts, however, are materially less than may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. For the six month period ended June 30, 2000, the Company purchased $296.6 million of Contracts on a flow basis, compared to $217.1 million of Contracts purchased, $34.0 million of which was purchased on a flow basis, for the same period in the prior year. The Company expects to purchase Contracts only on a flow basis in the future until the Company is able to identify appropriate sources of capital to acquire and hold Contracts for the Company's own account.

         Net cash provided by operating activities was $24.6 million for the six month period ended June 30, 2000, compared to net cash used in operating activities of $8.4 million for the same period in the prior year. During the six month periods ended June 30, 2000, and 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts. Cash used for subsequent deposits to Spread Accounts for the six month period ended June 30, 2000, was $4.8 million, a decrease of $12.0 million, or 71.3%, from cash used for subsequent deposits to Spread Accounts for the same period in the prior year. Cash released from Spread Accounts to the Company for the six month period ended June 30, 2000, was $38.2 million, as compared with $665,000 for the same period in the prior year. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio. In particular, in the prior year's period the cash generated by Contracts held by the Trusts was directed, pursuant to the Securitization Agreements, to building Spread Accounts to their respective specified levels. Those levels having been reached in November 1999, cash subsequently generated has been available for release to the Company.

         Beginning in June 1998, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Securitization Agreements. Accordingly, pursuant to the Securitization Agreements, the specified levels applicable to the Company's Spread Accounts were increased, in most cases to an unlimited amount. Due to cross collateralization provisions of the Securitization Agreements, the specified levels were increased on all but the two most recent of the Company's Trusts. Until the November 1999 effectiveness of an amendment to the Securitization Agreements, described below, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of that amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal balance of the Certificates issued by the related Trusts. (Higher percentages are applicable to those Trusts that have amortized to the point that "floor" or minimum levels of credit enhancement are applicable.)

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)


         In addition to requiring higher Spread Account levels, the Securitization Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a recurring basis by the Certificate Insurer with respect to all of the Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. As a result of the increased specified levels applicable to the Spread Accounts, approximately $25.2 million of cash that would otherwise have been available to the Company had been delayed and retained in the Spread Accounts and OC Accounts as of June 30, 2000.

         The amendment agreement mentioned above (the "Amendment") fixes the amount of cash to be retained in the Spread Accounts for all but the two most recent of the Company's securitization Trusts. The amended level is 21% of the outstanding principal balance of the Certificates issued by such Trusts, computed on a pool by pool basis. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable.

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

         Purchase of Contracts on a flow basis, as compared with purchase of Contracts for the Company's own account, has materially reduced the Company's cash requirements. The Company's plan for meeting its liquidity needs is (1) to increase the quantity of Contracts that it purchases and sells on a flow basis, thus increasing the fees that it receives in connection with such purchases and sales, and (2) to continue to receive releases of cash from its Spread Accounts, pursuant to the Amendment. There can be no assurance that this plan will be successful.

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

         The major components of the Company's revenue are gains or losses recognized on the sale or securitization of its Contracts, residual interest earned from its securitized pools of Contracts, servicing fees earned on Contracts sold in securitizations, interest earned on Contracts held for sale, and fees earned upon sale of Contracts that were purchased on a flow basis. Because the servicing fees are dependent in part on the collections received on sold Contracts, the Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations.

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

         At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account and (b) the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. NIRs are included in receivable from Trusts as a component of the residual interest in securitizations in the accompanying balance sheet. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

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

         The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Securitization Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Securitization Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). The over-collateralization is included in receivable from Trusts as a component of the residual interest in securitizations in the accompanying balance sheet. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals.

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

         The primary components of receivable from Trusts are NIRs and over-collateralization, net of estimated credit losses and the present value discount. Interest income is accreted over the estimated remaining lives of the underlying Contracts at the present value discount rate used in valuing the Residuals, on a level yield basis.

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

RESULTS OF OPERATIONS

The three month period ended June 30, 2000 compared to the three month period
-----------------------------------------------------------------------------
ended June 30, 1999
-------------------

         REVENUES. During the three months ended June 30, 2000, revenues increased $144,000 million, or 1.1%, compared to the three month period ended June 30, 1999. Gain on sale of Contracts increased by $8.4 million, from a loss of $4.9 million to a gain of $3.5 million. The primary reason for the increase is that the prior year's period included sales of some $234.4 million of Contracts for less than their acquisition cost, resulting in a loss on sale of $9.3 million. Gain on sale in the current period is the result of the Company's flow purchase program. During the three months ended June 30, 2000, the Company sold $140.0 million of Contracts on a flow basis, compared to $40.0 million for the same period in the prior year. Those sales resulted in fees earned of $3.9 million and $358,000, for the three months ended June 30, 2000 and 1999, respectively. Gain on sale of Contracts is reduced for the three month periods ended June 30, 2000 and 1999, by approximately $111,000 and $240,000, respectively, of expenses related to previous securitization transactions, including the amortization of a warrant issued to the Certificate Insurer in November 1998. In addition, for the three month periods ended June 30, 2000 and 1999, the Company charged against gain on sale $400,000 and $1.2 million, respectively, of provision for losses on Contracts held for sale.

         Interest income decreased by $4.9 million, or 46.0%, and represented 42.6% of total revenue. The primary reasons for the decrease is that fewer Contracts are being held for sale. During the three months ended June 30, 1999, the Company held for sale an average of $210.0 million of Contracts, compared to an average of $6.1 million for the three months ended June 30, 2000. The reduction in interest income earned on Contracts held for sale is offset in part by an increase in residual interest income. During the three month period ended June 30, 2000, residual interest income increased by $6.4 million, from negative interest income of $1.1 million for the three months ended June 30, 1999, to residual interest income of $5.3 million for the current year's period. Prior to the three month period ended June 30, 2000, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts. This method of residual interest income recognition approximated a level yield rate of residual interest income, net of the amortization of the NIRs, primarily due to the continued addition of new securitizations. It has been the Company's experience that residual interest income is highest in the early months of a new securitization. As a result of the Company's not having securitized any Contracts since December 1998, the Company's existing method of amortizing the Residuals would not reflect the appropriate level yield. Therefore, the Company refined its methodology to accrete residual interest income on a level yield basis, using an accretion rate that approximates the discount rate used to value the residual interest in securitizations, or 14%.

         Servicing fees decreased by approximately $3.7 million, or 46.6%. The decrease in servicing fees is due to the decrease in the servicing portfolio. As of June 30, 2000, the Company was earning servicing fees on 73,478 sold Contracts with aggregate outstanding principal balances approximating $578.1 million, compared to 128,150 Contracts with aggregate outstanding principal balances approximating $1,307.9 million as of June 30, 1999. In addition to the $578.1 million in sold Contracts, on which servicing fees were earned, the Company was holding for sale and servicing an additional $5.5 million in Contracts, for an aggregate total servicing portfolio at June 30, 2000, of $583.7 million. The Company is not currently acquiring Contracts for its servicing portfolio. In addition, those Contracts that remain in the Company's servicing portfolio are amortizing, and the aggregate principal balance of the servicing portfolio therefore decreases over time. Accordingly, the Company expects that its servicing portfolio will continue to decrease, and that servicing fees to be earned will therefore also decrease, at least through the remainder of 2000, and until such time as the Company is again acquiring Contracts for its own servicing portfolio. There can be no assurance as to when the Company may be able to do so.

         EXPENSES. During the three month period ended June 30, 2000, operating expenses decreased $8.6 million, or 33.9%, compared to the three month period ended June 30, 1999. Employee costs decreased by $2.3 million, or 28.9%, and represented 33.4% of total operating expenses. The decrease is due to reductions in staff in accordance with the decrease in the Company's servicing portfolio and originations volume. General and administrative expenses decreased by $314,000, or 6.5%, and represented 26.8% of total operating expenses. Occupancy expenses increased $233,000, or 31.8%, and represented 5.9% of total operating expenses. The primary reason for the increase is due to additional property taxes paid on the Company's headquarters building that were not paid in the prior year's period.

         Interest expense decreased $6.4 million, or 61.7%, and represented 23.8% of total operating expenses. See "Liquidity and Capital Resources." The decrease is primarily due to the decrease in the Company's warehouse lines of credit and reduction of the principal balance of other debt. The warehouse lines of credit were paid in full and terminated in the second and third quarters of 1999. Accordingly, there was no warehouse interest expense in the quarter ended June 30, 2000, compared to an warehouse interest expense of $6.0 million in the quarter ended June 30, 1999. Although senior secured debt increased from $31.6 million at June 30, 1999, to $46.0 million at June 30, 2000, $30.0 million of the balance at June 30, 2000, represents former subordinated debt that was exchanged for senior secured debt in a debt restructuring completed in March 2000, as discussed below in "Liquidity and Capital Resources." Overall, outstanding non-warehouse indebtedness of the Company for borrowed money decreased from $127.1 million at June 30, 1999, to $110.8 million at June 30, 2000.

The six month period ended June 30, 2000, compared to the six month period ended
--------------------------------------------------------------------------------
June 30, 1999
-------------

         REVENUES. During the six months ended June 30, 2000, revenues decreased $20.3 million, or 59.3%, compared to the six month period ended June 30, 1999. Net gain on sale of Contracts increased by $14.3 million, from a negative $6.4 million for the six months ended June 30, 1999, to a gain on sale of $7.8 million for the six month period ended June 30, 2000. The primary reason for the increase is that the prior year's period included sales of some $234.4 million of Contracts for less than their acquisition cost, resulting in a loss on sale of $9.3 million. Net gain on sale also increased due to the increase in Contracts sold on a flow basis. During the six months ended June 30, 2000, the Company sold $296.6 million of Contracts on a flow basis compared to $40.0 million of Contracts for the same period in the prior year.

         Interest income decreased by $28.5 million, from $25.3 million of interest income to $3.2 million of negative interest income. The primary reason for the decrease is that fewer Contracts are being held for sale and an overall reduction in residual interest income. Although residual interest income was a negative $4.0 million for the six month period ended June 30, 2000, for the three month period ended June 30, 2000, residual interest income was $5.3 million. Prior to the second quarter, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts. This method of residual interest income recognition approximated a level yield rate of residual interest income, net of the amortization of the NIRs, primarily due to the continued addition of new securitizations. It has been the Company's experience that residual interest income is highest in the early months of a new securitization. As a result of the Company's not having securitized any Contracts since December 1998, the Company's existing method of amortizing the Residuals would not reflect the appropriate level yield. Therefore, the Company refined its methodology to accrete residual interest income on a level yield basis, using an accretion rate that approximates the discount rate used to value the residual interest in securitizations, or 14%.

         Servicing fees decreased by $6.6 million, or 41.2%. The decrease in servicing fees is due to the decrease in the Company's servicing portfolio compared to the prior year's period.

         EXPENSES. During the six month period ended June 30, 2000, operating expenses decreased $15.2 million, or 30.5%, compared to the six month period ended June 30, 1999. Employee costs decreased by $3.7 million, or 23.1%, and represented 35.7% of total operating expenses. The decrease is due to the reduction of staff in accordance with the decrease in the Company's servicing portfolio. General and administrative expenses decreased by $2.5 million, or 24.1%, and represented 23.1% of total operating expenses. Decreases in general and administrative expenses included decreases in telecommunications, stationery, credit reports and other related items as a result of the decrease in the Company's servicing portfolio.

         Interest expense decreased $8.9 million, or 50.4%, and represented 25.3% of total operating expenses. See "Liquidity and Capital Resources." The decrease is primarily due to the reductions in warehouse and non-warehouse indebtedness from the prior year's period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash from operating activities have been proceeds from sales of Contracts, amounts borrowed under warehouse lines of credit, servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under warehouse lines and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes. Internally generated cash may or may not be sufficient to meet the Company's cash demands, depending on the performance of securitized pools (which determines the level of releases from Spread Accounts), on the rate of growth or decline in the Company's servicing portfolio, and on the terms on which the Company is able to buy, borrow against and sell Contracts.

         Contracts are purchased for a cash price close to their principal amount, and return cash over a period of years. As a result, the Company has been dependent on warehouse lines of credit to purchase Contracts, and on the availability of cash from outside sources in order to finance its continued operations, and to fund the portion of Contract purchase prices not borrowed under warehouse lines of credit. The Company is not presently party to any warehouse line of credit, and did not receive any material releases of cash from Spread Accounts from June 1998 through October 1999. The inability to borrow and the lack of cash releases resulted in a liquidity deficiency, which has been progressively alleviated since the November 1999 re-commencement of releases of cash from Spread Accounts.

         The Company has maintained its Contract purchasing program in the absence of any warehouse line of credit by entering into flow purchase arrangements. Flow purchases allow the Company to purchase Contracts while maintaining only an immaterial level of Contracts held for sale. The Company's revenues from flow purchase of Contracts, however, are materially less than may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. For the six month period ended June 30, 2000, the Company purchased $296.6 million of Contracts on a flow basis, compared to $34.0 million of Contracts that were purchased and held for sale during the same period in the prior year. The Company expects to purchase Contracts only on a flow basis in the future until the Company is able to identify appropriate sources of capital to acquire and hold Contracts for the Company's own account.

         Net cash provided by operating activities was $24.6 million for the six month period ended June 30, 2000, compared to net cash used in operating activities of $8.4 million for the same period in the prior year. During the six month periods ended June 30, 2000, and 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts. Cash used for subsequent deposits to Spread Accounts for the six month period ended June 30, 2000, was $4.8 million, a decrease of $12.0 million, or 71.3%, from cash used for subsequent deposits to Spread Accounts for the same period in the prior year. Cash released from Spread Accounts to the Company for the six month period ended June 30, 2000, was $38.2 million, as compared with $665,000 for the same period in the prior year. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio. In particular, in the prior year's period the cash generated by Contracts held by the Trusts was directed, pursuant to the Securitization Agreements, to building Spread Accounts to their respective specified levels. Those levels having been reached in November 1999, cash subsequently generated has been available for release to the Company.

         Beginning in June 1998, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Securitization Agreements. Accordingly, pursuant to the Securitization Agreements, the specified levels applicable to the Company's Spread Accounts were increased, in most cases to an unlimited amount. Due to cross collateralization provisions of the Securitization Agreements, the specified levels were increased on all but the two most recent of the Company's Trusts. Until the November 1999 effectiveness of an amendment to the Securitization Agreements, described below, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of that amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal balance of the Certificates issued by the related Trusts. (Higher percentages are applicable to those Trusts that have amortized to the point that "floor" or minimum levels of credit enhancement are applicable.)

         In addition to requiring higher Spread Account levels, the Securitization Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a recurring basis by the Certificate Insurer with respect to all of the Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. As a result of the increased specified levels applicable to the Spread Accounts, approximately $25.2 million of cash that would otherwise have been available to the Company had been delayed and retained in the Spread Accounts and OC Accounts as of June 30, 2000.

         The amendment agreement mentioned above (the "Amendment") fixes the amount of cash to be retained in the Spread Accounts for all but the two most recent of the Company's securitization Trusts. The amended level is 21% of the outstanding principal balance of the Certificates issued by such Trusts, computed on a pool by pool basis. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable.

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

         Purchase of Contracts on a flow basis, as compared with purchase of Contracts for the Company's own account, has materially reduced the Company's cash requirements. The Company's plan for meeting its liquidity needs is (1) to increase the quantity of Contracts that it purchases and sells on a flow basis, thus increasing the fees that it receives in connection with such purchases and sales, and (2) to continue to receive releases of cash from its Spread Accounts, pursuant to the Amendment. There can be no assurance that this plan will be successful.

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

         In addition to the statements identified above, descriptions of the Company's business and activities set forth in this report and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding the future activities and results of operations of the Company. Actual results may be adversely affected by various factors including the following: increases in unemployment or other changes in domestic economic conditions which adversely affect the sales of new and used automobiles and may result in increased delinquencies, foreclosures and losses on Contracts; adverse economic conditions in geographic areas in which the Company's business is concentrated; changes in interest rates, adverse changes in the market for securitized receivables pools, which could restrict the Company's ability to obtain cash for new Contract originations and purchases; increases in the amounts required to be set aside in Spread Accounts or to be expended for other forms of credit enhancement to support future securitizations; the reduction or unavailability of warehouse lines of credit which the Company plans to use to accumulate Contracts for securitization transactions; increased competition from other automobile finance sources; reduction in the number and amount of acceptable Contracts submitted to the Company by its automobile Dealer network; changes in government regulations affecting consumer credit; and other economic, financial and regulatory factors beyond the Company's control.


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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company has previously reported the existence of a lawsuit, filed by plaintiff Kevin Gilmore, which alleged certain defects in repossession notices used by the Company in the State of California, and sought injunctive relief, including "restitution" of an unspecified amount. On May 9, 2000, the Company reached a settlement of this lawsuit. The settlement requires that the Company refund approximately $800,000 to a defined class of California consumers, and pay what the Company estimates may be approximately $250,000 of plaintiff's attorney fees.

         On May 12, 2000, Jon L. Kunert and Penny Kunert commenced a lawsuit against an automobile dealer, the Company and in excess of 20 other defendants in the Superior Court of California, Los Angeles County. The defendants other than the automobile dealer appear to be various entities ("finance defendants") that may have purchased retail installment contracts from that dealer. The case has been removed to the U.S. District Court for the Central District of California; however, it is possible that the District Court may send the case back to the California Superior Court. The lawsuit alleges that the various finance defendants conspired with the automobile dealer defendant to conceal from motor vehicle purchasers the full cost of credit applicable to their purchases, and seeks a refund of such excess cost. The Company has not been required to respond substantively to this lawsuit as of the date of this report, and has not yet evaluated the amount that it could be required to pay, should the plaintiff be successful. It is possible that such liability could be material. The Company plans to contest vigorously this litigation.

         On May 9, 2000, four former employees of the Company commenced a lawsuit in the U.S. District Court, Eastern District of Virginia, seeking compensatory and punitive damages that allegedly resulted from sexual harassment at the Company's Chesapeake collections branch. The plaintiffs also seek back pay and attorney's fees. The Company has been advised by counsel that there is a statutory maximum liability of $300,000 per plaintiff, applicable to compensatory and punitive damages taken together. The Company believes that this lawsuit is baseless, and has not been required to respond as of the date of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of shareholders of the Company was held on July 12, 2000. At the meeting, each of the six nominees to the Board of Directors was elected for a one-year ` by the shareholders, with votes cast as follows:

                NOMINEE                     VOTES FOR           VOTES WITHHELD
                -------                     ---------           --------------
        Charles E. Bradley, Sr.             14,786,481             470,344
        Charles E. Bradley, Jr.             14,786,481             470,344
          Thomas L. Chrystie                14,786,481             470,344
             John G. Poole                  14,786,481             470,344
          William B. Roberts                14,786,481             470,344
            Robert A. Simms                 14,786,481             470,344

The shareholders also approved each other proposal placed before the annual meeting. Such proposals were (i) approval an amendment increasing from 1,500,000 to 2,500,000 the number of shares of common stock that may be subject to the Company's 1997 Long-Term Incentive Stock Plan, and (ii) ratification of the appointment of KPMG LLP as independent auditors of the Company. Votes on such proposals were cast as follows:

                           Amendment to Plan       Ratification of Selection of
                                                       Independent Auditors

       For                    14,042,016                    15,209,216
       Against                1,170,409                       18,819
       Abstain                  44,400                        28,790
       Total                  15,256,825                    15,256,825

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed as a part of this report.

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


                                      CONSUMER PORTFOLIO SERVICES, INC.
                                      (REGISTRANT)

Date:   August 14, 2000               /S/ James L. Stock
                                      -----------------------------------------
                                      James L. Stock, Sr. Vice President
                                      and Chief Financial Officer
                                      (DULY AUTHORIZED OFFICER, PRINCIPAL
                                      FINANCIAL OFFICER AND
                                      PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX


27          Financial Data Schedule