Form 10-Q
period 2000-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2000-11-14
CIK 889609

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

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 9, 2000, the registrant had 20,127,101 common shares outstanding.

================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
           INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000


Part I.  Financial Information

         Item 1. Financial Statements

              Condensed consolidated balance sheets as of September 30, 2000 and December 31, 1999        3

              Condensed consolidated statements of operations for the three and nine month periods
                Ended September 30, 2000 and 1999.                                                        4

              Condensed consolidated statements of cash flows for the nine month periods ended
                September 30, 2000 and 1999.                                                              5

              Notes to condensed consolidated financial statements.                                       6

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations   14

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                              20

Part II. Other Information

         Item 1. Legal Proceedings                                                                       21

         Item 6. Exhibits and Reports on Form 8-K                                                        21

Signatures                                                                                               21

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                September 30,    December 31,
                                                --------------  --------------
                                                     2000            1999
                                                --------------  --------------
                                                 (Unaudited)
ASSETS
Cash                                            $      28,746   $       1,640
Restricted cash                                           500           1,684
Contracts held for sale (note 2)                        5,418           2,421
Servicing fees receivable                               5,957           9,919
Residual interest in securitizations (note 3)         117,285         172,530
Furniture and equipment, net                            2,431           3,040
Taxes receivable (note 9)                               3,275           4,914
Deferred financing costs                                2,315           2,488
Investment in unconsolidated affiliates                    --             755
Related party receivables                                 948             901
Deferred interest expense (note 7)                      8,801          10,720
Other assets                                            9,977          12,553
                                                --------------  --------------
                                                $     185,653   $     223,565
                                                ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable & accrued expenses             $      10,019   $      13,637
Deferred tax liability (note 9)                            --           6,318
Capital lease obligation                                1,043           1,506
Notes payable                                           2,646           4,006
Senior secured debt                                    42,000          23,161
Subordinated debt                                      38,350          69,000
Related party debt                                     21,500          21,500
                                                --------------  --------------
                                                      115,558         139,128

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                --              --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding               --              --
Common stock, no par value; authorized
   30,000,000 shares; 20,222,951 and 20,107,501
   shares issued and outstanding at September
   30, 2000 and December 31, 1999,
   respectively (note 8)                               64,850          62,421
Retained earnings                                       6,555          22,016
Deferred compensation (note 8)                         (1,085)             --
Treasury stock, 130,100 shares and none at
   September 30, 2000 and December 31, 1999,
   respectively, at cost                                 (225)             --
                                                --------------  --------------
                                                       70,095          84,437

                                                --------------  --------------
                                                $     185,653   $     223,565
                                                ==============  ==============


     See accompanying notes to condensed consolidated financial statements

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           Condensed Consolidated Statements of Operations
                                             (Unaudited)
                                (In thousands, except per share data)

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                ------------------------------  ------------------------------

                                                      2000           1999             2000            1999
                                                --------------  --------------  --------------  --------------
REVENUES:
Gain (loss) on sale of contracts, net (note 4)  $       4,787   $      (9,725)  $      12,628   $     (16,161)
Interest income (note 5)                                5,648          (5,312)          2,483          20,019
Servicing fees                                          3,585           6,288          12,969          22,235
Other income (loss)                                       236            (455)            100          (1,066)
                                                --------------  --------------  --------------  --------------
                                                       14,256          (9,204)         28,180          25,027
                                                --------------  --------------  --------------  --------------

EXPENSES:
Employee costs                                          6,339           7,062          18,716          23,156
General and administrative                              2,684           4,084          10,697          14,639
Interest                                                4,241           5,912          13,011          23,586
Marketing                                               1,569           1,175           4,506           4,162
Occupancy                                                 631             683           2,557           2,127
Depreciation and amortization                             283             351             875           1,245
Related party consulting fees                              --              88              12             263
                                                --------------  --------------  --------------  --------------
                                                       15,747          19,355          50,374          69,178
                                                --------------  --------------  --------------  --------------
Loss before income taxes                               (1,491)        (28,559)        (22,194)        (44,151)
Income tax benefit (note 9)                              (313)        (11,990)         (6,733)        (18,545)
                                                --------------  --------------  --------------  --------------
Net loss                                        $      (1,178)  $     (16,569)  $     (15,461)  $     (25,606)
                                                ==============  ==============  ==============  ==============


Loss per share (note 6):
  Basic                                         $       (0.06)  $       (0.82)  $       (0.76)  $       (1.41)
  Diluted                                       $       (0.06)  $       (0.82)  $       (0.76)  $       (1.41)

Number of shares used in computing
loss per share (note 6):
  Basic                                                20,311          20,108          20,258          18,196
  Diluted                                              20,311          20,108          20,258          18,196


               See accompanying notes to condensed consolidated financial statements

                                                  4

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           Condensed Consolidated Statements of Cash Flows
                                             (Unaudited)
                                           (In thousands)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                ------------------------------
                                                                                     2000            1999
                                                                                --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $     (15,461)  $     (25,606)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                        875           1,245
     Amortization of deferred financing costs                                             712             475
     Provision for credit losses                                                          800           4,843
     Loss on sale of fixed asset                                                           14              --
     Deferred compensation                                                              1,010              --
     Equity net loss in unconsolidated affiliates                                         755           1,665
     Releases of cash from Trusts to Company                                           60,427           8,750
     Net deposits to spread accounts                                                  (12,072)        (22,921)
     Decrease in receivables from Trusts and investment in
      subordinated certificates                                                         6,890          26,035
     Changes in assets and liabilities:
       Restricted cash                                                                  1,184             (42)
       Purchases of contracts held for sale                                          (457,802)       (306,725)
       Liquidation of contracts held for sale                                         454,005         462,901
       Other assets                                                                     8,720           6,358
       Accounts payable and accrued expenses                                           (3,618)          5,680
       Warehouse lines of credit                                                           --        (151,857)
       Deferred tax liability                                                          (6,318)             --
       Taxes payable/receivable                                                         1,639         (18,584)
                                                                                --------------  --------------
          Net cash provided by (used in) operating activities                          41,760          (7,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of investment in unconsolidated affiliate                            --             979
   Net related party receivables                                                          (47)          2,237
   Purchases of furniture and equipment                                                  (232)            (33)
                                                                                --------------  --------------
          Net cash (used in) provided by investing activities                            (279)          3,183

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in senior secured debt                                                     16,000           5,000
   Issuance of related party debt                                                          --           1,500
   Issuance of notes payable                                                               --           1,395
   Repayment of senior secured debt                                                   (27,161)         (3,438)
   Repayment of subordinated debt                                                        (650)             --
   Repayment of capital lease obligations                                                (463)           (462)
   Repayment of notes payable                                                          (1,360)           (551)
   Payment of financing costs                                                            (539)           (312)
   Repurchase of common stock                                                            (225)             --
   Issuance of common stock                                                                --              44
   Exercise of options and warrants                                                        23              --
                                                                                --------------  --------------
          Net cash (used in) provided by financing activities                         (14,375)          3,176

                                                                                --------------  --------------
Increase (decrease) in cash                                                            27,106          (1,424)

Cash at beginning of period                                                             1,640           1,940
                                                                                --------------  -------------
Cash at end of period                                                           $      28,746   $         516
                                                                                ==============  ==============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                                $      10,249   $      21,712
        Income taxes                                                            $       1,026   $          43

Supplemental disclosure of non-cash investing and financing activities:
      Issuance of common stock upon restructuring of debt                       $         311   $          --
      Revaluation of common stock warrants                                      $          --   $       9,844
      Reclassification of subordinated debt                                     $      30,000   $          --
      Valuation of deferred compensation                                        $       1,085   $          --


               See accompanying notes to condensed consolidated financial statements

                                                  5

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the operating results to be expected for the full year.

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

CONTRACTS HELD FOR SALE

         Contracts held for sale include automobile installment sales contracts (generally, "Contracts") on which interest is precomputed and added to the principal amount financed. The interest on precomputed Contracts is included in unearned financed charges. Unearned financed charges are amortized over the remaining period to contractual maturity, using the interest method. Contracts held for sale are stated at the lower of cost or market value. Market value is determined by purchase commitments and prevailing market prices. Gains and losses are recorded as appropriate when Contracts are sold. The Company considers a transfer of Contracts, where the Company surrenders control over the Contracts, a sale to the extent that consideration, other than beneficial interests in the transferred Contracts, is received in exchange for the Contracts.

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

FLOW PURCHASE PROGRAM

         From May 1999 through the date of this report, the Company has purchased Contracts primarily for immediate and outright resale to non-affiliated third parties. Such sales are made on a servicing released basis, that is, with no residual interest retained, with no servicing obligation, and with no right to receive a servicing fee. The Company sells such Contracts for a mark-up above what the Company pays the Dealer. In such sales, the Company makes certain representations and warranties to the purchasers, normal in the industry, which relate primarily to the legality of the sale of the underlying motor vehicle and to the validity of the security interest that is being conveyed to the purchaser. These representations and warranties are generally similar to the representations and warranties given by the originating Dealer to the Company. In the event of a breach of such representations or warranties, the Company may incur liabilities in favor of the purchaser(s) of the Contracts, and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s).

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

         The primary components of receivable from Trusts are NIRs and over-collateralization, each net of estimated credit losses and the present value discount. Interest income is accreted over the estimated remaining lives of the underlying Contracts at the present value discount rate used in valuing the Residuals, on a level yield basis.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000.

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement for FASB Statement No. 125" ("FAS 140"). The new statement, FAS 140, revises the standards for accounting for securitizations and for other transfers of financial assets and collateral. FAS 140 also requires certain disclosures that were not required under FASB Statement No. 125. The accounting provisions of FAS 140 will apply to the Company for transactions entered into after March 31, 2001, and the reclassification and disclosure provisions will apply to the Company beginning with the year 2000. Because most of the provisions of FASB Statement No. 125 are carried over into FAS 140 without change, the Company does not expect that the adoption and implementation of FAS 140 will have a material effect on its results of operations or financial condition.


(2)  CONTRACTS HELD FOR SALE

         The following table presents the components of Contracts held for sale:

                                                   September 30,    December 31,
                                                        2000            1999
                                                   --------------  -------------
                                                           (in thousands)
            Gross receivable balance               $       6,389   $      3,857
            Unearned finance charges                         (46)          (136)
            Deferred acquisition fees and discount           (52)          (437)
            Allowance for credit losses                     (873)          (863)
                                                   --------------  -------------
            Net contracts held for sale            $       5,418   $      2,421
                                                   ==============  =============


         During the nine month period ended September 30, 2000, the Company repurchased the assets of certain Trusts that had amortized to a level making such assets available for repurchase. The Trusts in turn used the proceeds received from the repurchase of such assets to repay in full the remaining balance of the certificates that such Trusts had issued. The assets repurchased consisted primarily of principal and interest remaining on Contracts. The principal amount related to the Contracts of such repurchases was $5.1 million, which is included in Contracts held for sale.


(3)  RESIDUAL INTEREST IN SECURITIZATIONS

         The following table presents the components of the residual interest in securitizations:

                                                   September 30,    December 31,
                                                        2000            1999
                                                   --------------  -------------
                                                           (in thousands)
Cash, commercial paper, US government
   securities and other qualifying
   investments (Spread Account)                    $      77,771        126,126
Receivable from Trusts                                    39,506         46,288
Investment in subordinated certificates                        8            116
                                                   --------------  -------------
Residual interest in securitizations               $     117,285   $    172,530
                                                   ==============  =============


          Cash released from the Trusts to the Company for the three month periods ended September 30, 2000 and 1999, was $22.2 million and $8.1 million, respectively. Cash released from the Trusts to the Company for the nine month periods ended September 30, 2000 and 1999, was $60.4 million and $8.8 million, respectively.

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                   September 30,    December 31,
                                                        2000            1999
                                                   --------------  -------------
                                                           (in thousands)
Undiscounted estimated credit losses               $      30,932   $     77,480
                                                   ==============  =============
Servicing subject to recourse provisions           $     481,904   $    813,061
                                                   ==============  =============
Undiscounted estimated credit losses as percentage
   of servicing subject to recourse provisions              6.42%          9.53%
                                                   ==============  =============


(4) GAIN (LOSS) ON SALE OF CONTRACTS

         The following table presents components of net gain (loss) on sale of
Contracts:

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                   -----------------------------  -----------------------------
                                                        2000            1999           2000           1999
                                                   --------------  -------------  --------------  -------------
                                                           (in thousands)                (in thousands)
Gains (loss) recognized on sale                    $       4,866   $     (8,644)  $      13,649   $    (17,917)
Deferred acquisition fees and discounts                       31          1,745             110          7,596
Expenses related to sales                                   (110)          (576)           (331)          (997)
Provision for credit losses                                   --         (2,250)           (800)        (4,843)
                                                   --------------  -------------  --------------  -------------
Net gain (loss) on sale of contracts               $       4,787   $     (9,725)  $      12,628   $    (16,161)
                                                   ==============  =============  ==============  =============


(5) INTEREST INCOME

         The following table presents the components of interest income:

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                        2000            1999           2000           1999
                                                   --------------  -------------  --------------  -------------
                                                           (in thousands)                (in thousands)
Interest on Contracts held for sale                $         941   $      3,695   $       1,755   $     28,213
Residual interest income, net                              4,707         (9,007)            728         (8,194)
                                                   --------------  -------------  --------------  -------------
Net interest income                                $       5,648   $     (5,312)  $       2,483   $     20,019
                                                   ==============  =============  ==============  =============

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) LOSS PER SHARE

         Diluted loss per share for the three and nine months ended September 30, 2000 and 1999, was calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted loss per share for the three and nine month periods ended September 30, 2000 and 1999:

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                             -----------------------------  -----------------------------
                                                                  2000            1999           2000           1999
                                                             --------------  -------------  --------------  -------------
                                                                     (in thousands)                (in thousands)
Weighted average number of common shares outstanding
   during the period used to compute basic loss per share           20,311         20,108          20,258         18,196
Incremental common shares attributable to exercise of
   outstanding options and warrants                                     --             --              --             --
Incremental common shares attributable to conversion of
   subordinated debt                                                    --             --              --             --
                                                             --------------  -------------  --------------  -------------
Number of common shares used to compute diluted Loss per
   share                                                            20,311         20,108          20,258         18,196
                                                             ==============  =============  ==============  =============

         If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in diluted loss per share calculation for the three and nine month periods ended September 30, 2000, would have included an additional 1.5 million from outstanding stock options and warrants and an additional 2.4 million from incremental shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 24.3 million diluted shares for the three month period ending September 30, 2000, and 24.2 million diluted shares for the nine month period ending September 30, 2000.

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

         The Company has maintained its Contract purchasing program in the absence of any warehouse line of credit by entering into flow purchase arrangements. Flow purchases allow the Company to purchase Contracts while maintaining only an immaterial level of Contracts held for sale. The Company's revenues from flow purchase of Contracts, however, are materially less than may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. For the nine month period ended September 30, 2000, the Company purchased $452.7 million of Contracts on a flow basis, compared to $306.7 million of Contracts purchased, $123.6 million of which was purchased on

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

a flow basis, for the same period in the prior year. The Company expects to purchase Contracts only on a flow basis in the future until the Company is able to identify appropriate sources of capital to acquire and hold Contracts for the Company's own account.

         Net cash provided by operating activities was $41.8 million for the nine month period ended September 30, 2000, compared to net cash used in operating activities of $7.8 million for the same period in the prior year. During the nine month periods ended September 30, 2000 and 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts. Cash used for subsequent deposits to Spread Accounts for the nine month period ended September 30, 2000, was $12.1 million, a decrease of $10.8 million, or 47.3%, from cash used for subsequent deposits to Spread Accounts for the same period in the prior year. Cash released from Spread Accounts to the Company for the nine month period ended September 30, 2000, was $60.4 million, as compared with $8.8 million for the same period in the prior year. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio. In particular, in the prior year's period the cash generated by Contracts held by the Trusts was directed, pursuant to the Securitization Agreements, to building Spread Accounts to their respective specified levels. Those levels having been reached in November 1999, cash subsequently generated has been available for release to the Company.

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

         The amendment agreement mentioned above (the "Amendment") fixes the amount of credit enhancement to be maintained for all but the two most recent of the Company's securitization Trusts. The amended level is 21% of the outstanding principal balance of the Certificates issued by such Trusts, computed on a pool by pool basis. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable.

         In the event of certain defaults by the Company, the specified level applicable to such credit enhancement could increase to an unlimited amount, but such defaults are narrowly defined, and the Company does not anticipate suffering such defaults. The Amendment by its terms is applicable from September 1999 onward, and on November 3, 1999, the necessary signatures and conditions were satisfied to make the Amendment effective. The Company on November 4, 1999, received its first material release of cash from the securitized portfolio pursuant to the terms of the Amendment. The releases of cash are expected to continue and to vary in amount from month to month. There can be no assurance that such releases of cash will continue in the future.

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

                        CONSUMER PORTFOLIO SERVICES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

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

(8) COMMON STOCK

         Included in common stock is additional paid in capital related to the valuation of certain stock options as required by FIN 44. Based on the adoption of FIN 44, common stock increased by approximately $2.1 million, of which $1.1 million relates to the expense of valuing currently vested options and $1.0 million relates to deferred compensation related to unvested options.

(9) INCOME TAXES

         During the three and nine month periods ended September 30, 2000, the Company recorded income tax benefit of approximately $313,000 and $6.7 million, respectively, arising from operating losses. In order to realize the net deferred tax asset of $3.3 million, the Company will need to generate future taxable income of approximately $8.0 million. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset. In reaching this conclusion, management anticipates that the Company will resume its securitization programs, which would be a key component to improved earnings in the future. As to such resumption there can be no assurance.

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

         The major components of the Company's revenue are gains or losses recognized on the sale or securitization of its Contracts, residual interest earned from its securitized pools of Contracts, servicing fees earned on Contracts sold in securitizations and interest earned on Contracts held for sale. Because the servicing fees are dependent in part on the collections received on sold Contracts, the Company's income is affected by losses incurred on such Contracts.

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

         The primary components of receivable from Trusts are NIRs and over-collateralization, each net of estimated credit losses and the present value discount. Interest income is accreted over the estimated remaining lives of the underlying Contracts at the present value discount rate used in valuing the Residuals, on a level yield basis.

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

         Since March 1999, the Company has changed its basic system of doing business. Previously, the Company would acquire Contracts for its own account, borrowing from 88% to 97% of the principal balance of such Contracts under "warehouse" lines of credit. Periodically (approximately once every quarter) the Company would then sell most or all of the recently acquired Contracts in a securitization transaction as described above. In such a sale, the Company would retain (1) a residual ownership interest in the Contracts sold, (2) the obligation to service the Contracts sold, and (3) the right to receive servicing fees. At the end of March 1999, the Company learned that it would be unable to sell Contracts in securitization transactions for an indeterminate period. Accordingly, the Company commenced purchasing Contracts for immediate re-sale to a third party, which third party purchases the Contracts in turn on a daily basis. A second purchaser has since begun to purchase Contracts from the Company on similar terms. In these arrangements, the Company retains no residual interest in the Contracts, has no servicing obligation, and receives no servicing fee. For its services in acquiring Contracts for purchase, the Company receives a per-Contract fee from the third party. Such fees represent substantially all of the gain on sale of Contracts recognized in the current year.


RESULTS OF OPERATIONS

THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

         REVENUES. During the three months ended September 30, 2000, revenues increased by $23.5 million, from a loss of $9.2 million for the three months ended September 30, 1999 to revenues of $14.3 million. Gain on sale of Contracts increased by $14.5 million, from a loss of $9.7 million to a gain of $4.8 million. The primary reason for the increase is that the prior year's period included sales of some $83.8 million of Contracts for less than their acquisition cost, resulting in a loss on sale of $11.3 million. Gain on sale in the current period is the result of the Company's flow purchase program. During the three months ended September 30, 2000, the Company sold $156.4 million of Contracts on a flow basis, compared to $89.6 million for the same period in the prior year. Those sales resulted in fees earned of $4.9 million and $2.5 million, for the three months ended September 30, 2000 and 1999, respectively. In addition to the increase in the number of Contracts sold, the Company also received a higher average fee per Contract in the current year. Gain on sale of Contracts is reduced for the three month periods ended September 30, 2000 and 1999, by approximately $110,000 and $576,000, respectively, of expenses related to previous securitization transactions, including the amortization of a warrant issued to the Certificate Insurer in November 1998. In addition, for the three month period ended September 30, 2000 the Company did not charge against gain on sale any additional provision for losses on Contracts held for sale compared to a $2.3 million charge recorded for the three month period ended September 30, 1999.

         Interest income increased by $11.0 million, and represented 39.6% of total revenue. During the three month period ended September 30, 2000, residual interest income increased by $13.7 million, from negative interest income of $9.0 million for the three months ended September 30, 1999, to residual interest income of $4.7 million for the current year's period. Prior to the three month period ended June 30, 2000, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts, the result of which was further offset by the amortization of the NIRs. In the prior year's period, interest income included $9.4 million of such amortization. This method of residual interest income recognition approximated a level yield rate of residual interest income, primarily due to the continued addition of new securitizations. As a result of the Company's not having securitized any Contracts since December 1998, the Company's existing method of amortizing the Residuals would not reflect the appropriate level yield. Therefore, the Company refined its methodology to accrete residual interest income on a level yield basis, using an accretion rate that approximates the discount rate used to value the residual interest in securitizations. That rate is 14% per annum.

         Servicing fees decreased by approximately $2.7 million, or 43.0%. The decrease in servicing fees is due to the decrease in the servicing portfolio. As of September 30, 2000, the Company was earning servicing fees on 64,333 sold Contracts with aggregate outstanding principal balances approximating $481.9 million, compared to 101,383 Contracts with aggregate outstanding principal balances approximating $948.0 million as of September 30, 1999. In addition to the $481.9 million in sold Contracts, on which servicing fees were earned, the Company was holding for sale and servicing an additional $8.1 million in Contracts, for an aggregate total servicing portfolio at September 30, 2000, of $490.0 million. The Company is not currently acquiring Contracts for its servicing portfolio. In addition, those Contracts that remain in the Company's servicing portfolio are amortizing, and the aggregate principal balance of the servicing portfolio therefore decreases over time. Accordingly, the Company expects that its servicing portfolio will continue to decrease, and that servicing fees to be earned will therefore also decrease, at least through the remainder of 2000, and until such time as the Company is again acquiring Contracts for its own servicing portfolio. There can be no assurance as to when the Company may be able to do so.

         EXPENSES. During the three month period ended September 30, 2000, operating expenses decreased $3.6 million, or 18.6%, compared to the three month period ended September 30, 1999. Employee costs decreased by $723,000 or 10.2%, and represented 40.3% of total operating expenses. The decrease is due to reductions in staff in accordance with the decrease in the Company's servicing portfolio and originations volume. The decrease was offset by an increase in employee costs of $1.0 million related to the valuation of certain stock options in accordance with recently issued and adopted accounting principles. General and administrative expenses decreased by $1.4 million or 34.3%, and represented 17.0% of total operating expenses.

         Interest expense decreased $1.7 million, or 28.3%, and represented 26.9% of total operating expenses. The decrease is primarily due to the decrease in the Company's warehouse lines of credit and reduction of the principal balance of other debt. The warehouse lines of credit were paid in full and terminated in the second and third quarters of 1999. Accordingly, there was no warehouse interest expense in the quarter ended September 30, 2000, compared to warehouse interest expense of $1.3 million in the quarter ended September 30, 1999. Although senior secured debt increased from $29.6 million at September 30, 1999, to $42.0 million at September 30, 2000, $30.0 million of the balance at September 30, 2000, represents former subordinated debt that was exchanged for senior secured debt in a debt restructuring completed in March 2000. Overall, outstanding non-warehouse indebtedness of the Company for borrowed money decreased from $126.1 million at September 30, 1999, to $105.6 million at September 30, 2000.

THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000, COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

         REVENUES. During the nine months ended September 30, 2000, revenues increased by $3.2 million, or 12.6%, compared to the nine month period ended September 30, 1999. Net gain on sale of Contracts increased by $28.8 million, from a negative $16.2 million for the nine months ended September 30, 1999, to a gain on sale of $12.6 million for the nine month period ended September 30, 2000. The primary reason for the increase is that the prior year's period included sales of some $318.0 million of Contracts for less than their acquisition cost, resulting in a loss on sale of $17.6 million. Net gain on sale also increased due to an increase in the number of Contracts sold on a flow basis, and an increase in the average fee paid to the Company per Contract sold. During the nine months ended September 30, 2000, the Company sold $452.7 million of Contracts on a flow basis compared to $123.6 million of Contracts for the same period in the prior year.

         Interest income decreased by $17.5 million or 87.6%. The primary reason for the decrease is that fewer Contracts are being held for sale. During the nine month period ended September 30, 2000, the Company earned interest on an average balance of Contracts held for sale of $6.5 million compared to an average of $162.6 million for the previous year period. Such a reduction in interest earned on Contracts held for sale was partially offset by the increase in residual interest income. Although residual interest income was $728,000 for the nine month period ended September 30, 2000, for the three month period ended September 30, 2000, residual interest income was $4.7 million. Prior to the second quarter, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts. This method of residual interest income recognition approximated a level yield rate of residual interest income, net of the amortization of the NIRs, primarily due to the continued addition of new securitizations. As a result of the Company's not having securitized any Contracts since December 1998, the Company's existing method of amortizing the Residuals would not reflect the appropriate level yield. Therefore, the Company refined its methodology to accrete residual interest income on a level yield basis, using an accretion rate that approximates the discount rate used to value the residual interest in securitizations. That rate is 14% per annum.

         Servicing fees decreased by $9.3 million, or 41.7%. The decrease in servicing fees is due to the decrease in the Company's servicing portfolio compared to the prior year's period.

         EXPENSES. During the nine month period ended September 30, 2000, operating expenses decreased $18.8 million, or 27.2%, compared to the nine month period ended September 30, 1999. Employee costs decreased by $4.4 million, or 19.2%, and represented 37.2% of total operating expenses. The decrease is due to the reduction of staff in accordance with the decrease in the Company's servicing portfolio. The decrease was offset by an increase in employee costs of $1.0 million related to the valuation of certain stock options in accordance with recently issued and adopted accounting principles. General and administrative expenses decreased by $3.9 million, or 26.9%, and represented 21.2% of total operating expenses. Decreases in general and administrative expenses included decreases in telecommunications, stationery, credit reports and other related items as a result of the decrease in the Company's servicing portfolio.

         Interest expense decreased $10.6 million, or 44.8%, and represented 25.8% of total operating expenses. The decrease is primarily due to the reductions in warehouse and non-warehouse indebtedness from the prior year's period.

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

         Contracts are purchased from Dealers for a cash price close to their principal amount, and return cash over a period of years. As a result, the Company has been dependent on warehouse lines of credit to purchase Contracts, and on the availability of cash from outside sources in order to finance its continued operations, and to fund the portion of Contract purchase prices not borrowed under warehouse lines of credit. The Company is not presently party to any warehouse line of credit, and did not receive any material releases of cash from Spread Accounts from June 1998 through October 1999. The inability to borrow and the lack of cash releases resulted in a liquidity deficiency, which has been progressively alleviated since the November 1999 re-commencement of releases of cash from Spread Accounts.

         The Company has maintained its Contract purchasing program in the absence of any warehouse line of credit by entering into flow purchase arrangements. Flow purchases allow the Company to purchase Contracts while maintaining only an immaterial level of Contracts held for sale. The Company's revenues from flow purchase of Contracts, however, are materially less than may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. For the nine month period ended September 30, 2000, the Company purchased $452.7 million of Contracts on a flow basis, compared to $306.7 million of Contracts purchased, $123.6 million of which was purchased on a flow basis, for the same period in the prior year. The Company expects to purchase Contracts only on a flow basis in the future until the Company is able to identify appropriate sources of capital to acquire and hold Contracts for the Company's own account.

         Net cash provided by operating activities was $41.8 million for the nine month period ended September 30, 2000, compared to net cash used in operating activities of $7.8 million for the same period in the prior year. During the nine month periods ended September 30, 2000, and 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts. Cash used for subsequent deposits to Spread Accounts for the nine month period ended September 30, 2000, was $12.1 million, a decrease of $10.8 million, or 47.3%, from cash used for subsequent deposits to Spread Accounts for the same period in the prior year. Cash released from Spread Accounts to the Company for the nine month period ended September 30, 2000, was $60.4 million, as compared with $8.8 million for the same period in the prior year. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio. In particular, in the prior year's period the cash generated by Contracts held by the Trusts was directed, pursuant to the Securitization Agreements, to building Spread Accounts to their respective specified levels. Those levels having been reached in November 1999, cash subsequently generated has been available for release to the Company.

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

         The amendment agreement mentioned above (the "Amendment") fixes the amount of credit enhancement to be maintained for all but the two most recent of the Company's securitization Trusts. The amended level is 21% of the outstanding principal balance of the Certificates issued by such Trusts, computed on a pool by pool basis. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable.

         In the event of certain defaults by the Company, the specified level applicable to such credit enhancement could increase to an unlimited amount, but such defaults are narrowly defined, and the Company does not anticipate suffering such defaults. The Amendment by its terms is applicable from September 1999 onward, and on November 3, 1999, the necessary signatures and conditions were satisfied to make the Amendment effective. The Company on November 4, 1999, received its first material release of cash from the securitized portfolio pursuant to the terms of the Amendment. The releases of cash are expected to continue and to vary in amount from month to month. There can be no assurance that such releases of cash will continue in the future.

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

CREDIT EXPERIENCE

         The Company's financial results are dependent on the performance of the Contracts in which it retains an ownership interest. The following is a summary of the Company's gross servicing portfolio, including Contracts held for sale, broken down by Contracts that are (i) more than 30 days delinquent, but not in repossession, and (ii) in repossession (dollars in thousands):

                                                          September 30, 2000           September 30, 1999
                                                   -----------------------------  -----------------------------
                                                       Amount          Percent        Amount         Percent
                                                   --------------  -------------  --------------  -------------
Delinquent Contracts:
  31 to 60 days                                    $      15,495            3.0%  $      25,987            2.5%
  Greater than 60 days                                    10,792            2.1%         28,664            2.8%
                                                   --------------  -------------  --------------  -------------
                                                          26,287            5.1%         54,651            5.3%
In repossession                                            9,969            2.0%         31,122            3.1%
                                                   --------------  -------------  --------------  -------------
                                                   $      36,256            7.1%  $      85,773            8.4%
                                                   ==============  =============  ==============  =============

         The following table presents charge-off data with respect to the Company's servicing portfolio, including Contracts held for sale, (dollars in thousands):

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                   -----------------------------  -----------------------------
                                                        2000            1999           2000           1999
                                                   --------------  -------------  --------------  -------------
Net charge-offs (1)                                $      12,601   $     25,145   $      53,090   $     79,646
                                                   ==============  =============  ==============  =============

Net charge-offs as an annualized percentage of
average servicing portfolio outstanding                      9.7%           9.8%           11.3%           7.9%
                                                   ==============  =============  ==============  =============

---------------
(1)   Charge-off amounts are net of recoveries which are recorded when received.

         Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. There can be no assurance that future delinquency and credit losses will be comparable to data presented above.


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

         Specifically, the reader should bear in mind the following considerations: As to entering into a warehouse line of credit, the Company's ability to open such a line of credit and use proceeds thereunder to acquire Contracts is dependent on the willingness of prospective lenders to reach agreement with the Company on the terms and conditions of such a line of credit. Although the Company is in negotiations with respect to a proposed warehouse line of credit, there can be no assurance that mutually acceptable agreements will be reached.

         As to future securitizations, there can be no assurance that the Company will have the liquidity or capital resources to enable it to post the reserves required for credit enhancement of such transactions, or that the securitization markets will be receptive at the time that the Company seeks to engage in such transactions. Financial guaranty insurance, if required in order to sell securities backed by receivables to be securitized by the Company, may or may not be available on acceptable terms at the time of any such transaction, and the credit performance or terms of the receivables that the Company would seek to securitize could cause securitization transactions to be difficult, unduly expensive or even impracticable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


INTEREST RATE RISK

         There have been no significant changes in interest rate risk since December 31, 1999. The Company is not currently issuing interest bearing asset-backed securities nor is it holding any material amount of Contracts for sale. All Contracts purchased are primarily sold on a flow basis, for which the Company receives a fee. Therefore, any strategies the Company has used in the past to minimize interest rate risk do not apply currently. Described below are strategies the Company has used in the past to minimize interest rate risk.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 15, 2000, Linda McGee filed a lawsuit in the New Jersey Circuit Court, Gloucester County, alleging that she, and a purported 48-state class, were defrauded by a "conspiracy" among the Company and unspecified automobile dealers. The alleged object of the conspiracy was to conceal from plaintiff the minimum interest rate at which the Company would be willing to finance a vehicle purchase, and thus to gain for the dealer the additional amount that the Company is willing to pay for higher-rate Contracts. The complaint seeks damages in an unspecified amount. The 48-state class alleged by plaintiff is defined to exclude the states of Alabama and Tennessee, where similar lawsuits against other auto finance companies have failed. The Company has filed a motion to dismiss the complaint for failure to state a cognizable claim, which motion has not yet been set for a hearing. The Company plans to defend this matter vigorously.


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



                                CONSUMER PORTFOLIO SERVICES, INC.
                                (REGISTRANT)

Date: November 14, 2000         /s/ Charles E. Bradley, Jr.
                                ------------------------------------------------
                                Charles E. Bradley, Jr. President and
                                Chief Executive Officer
                                (PRINCIPAL EXECUTIVE OFFICER)

Date: November 14, 2000         /s/  James L. Stock
                                ------------------------------------------------
                                James L. Stock, Sr. Vice President and
                                Chief Financial Officer
                                (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                 ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

27          Financial Data Schedule