Form 10-K
period 2000-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2001-03-30
CIK 889609

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 22, 2001 (based on the $1.75 per share closing price on the Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was $23,223,482. The number of shares of the registrant's Common Stock outstanding on March 22, 2001, was 19,537,440.



                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement for its 2001 annual meeting of shareholders is incorporated by reference into Part III of this report.

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

CPS was incorporated and began its operations in 1991. From inception through December 31, 2000 the Company has purchased approximately $3.4 billion of Contracts, and as of December 31, 2000, had an outstanding servicing portfolio of approximately $412 million. The Company makes the decision to purchase Contracts exclusively from its headquarters location. The Company services the Contracts from two regional centers, one in its California headquarters, and the other in Virginia.


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


Marketing

The Company directs its marketing efforts to Dealers, rather than to consumers. As of December 31, 2000, the Company was a party to its standard form dealer agreements ("Dealer Agreements") with 4,504 Dealers. Approximately 99% of these Dealers are franchised new car dealers that sell both new and used cars and the remainder are independent used car dealers. For the year ended December 31, 2000, approximately 83% of the Contracts purchased by the Company consisted of financing for used cars and the remaining 17% for new cars, as compared to 85% new and 15% used in the year ended December 31, 1999.

The Company establishes relationships with Dealers through Company representatives who contact a prospective Dealer to explain the Company's Contract purchase programs, and who thereafter provide Dealer training and support services. As of December 31, 2000, the Company had 64 representatives, 62 of whom were employees and 2 of whom were independent. The representatives are contractually obligated to represent the Company's financing program exclusively. The Company's representatives present the Dealer with a marketing package, which includes the Company's promotional material containing the terms offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement, examples of monthly reports, and required documentation relating to Contracts. Marketing representatives have no authority relating to the decision to purchase Contracts from Dealers.

Most of the Dealers under contract with CPS regularly submit Contracts to the Company for purchase, although they are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the year ended December 31, 2000, no Dealer accounted for more than 1.0% of the total number of Contracts purchased by the Company. The following table sets forth the geographical sources of the Contracts purchased by the Company (based on the addresses of the customers as stated on the Company's records) during the years ended December 31, 2000 and 1999:

                                               Contracts Purchased During The Year Ended
                                          ---------------------------------------------------
                                            December 31, 2000            December 31, 1999
                                          ---------------------        ----------------------
                                          Number        Percent        Number         Percent
                                          ------        -------        ------         -------

         California                        5,251         12.8%          4,446           15.2%
         Texas                             5,023         12.2%          2,383            8.1%
         North Carolina                    3,691          9.0%          2,298            7.9%
         Florida                           3,437          8.4%          1,856            6.3%
         Louisiana                         3,413          8.3%          1,728            5.9%
         Alabama                           2,631          6.4%          1,942            6.6%
         Pennsylvania                      2,217          5.4%          2,336            8.0%
         Michigan                          2,042          5.0%          1,915            6.5%
         South Carolina                    1,807          4.4%            884            3.0%
         New York                          1,375          3.3%            928            3.2%
         Illinois                          1,359          3.3%            615            2.1%
         Maryland                            965          2.3%            733            2.5%
         Ohio                                958          2.3%            629            2.1%
         New Jersey                          907          2.2%            514            1.8%
         Virginia                            880          2.1%            512            1.7%
         Other States                      5,112         12.4%          5,548           19.0%
                                          ------                       ------
         Total                            41,068        100.0%         29,267          100.0%
                                          ======                       ======

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

The actual agreement for purchase of the vehicle ("Contract") is prepared by the Dealer. The Dealer also arranges for recording the Company's lien on the vehicle. After the appropriate documents are signed by the Dealer and the customer, the Dealer sells the Contract to the Company. The Company currently sells immediately a portion of the Contracts that it purchases, and holds the remainder for its own account. In either case, the customer then receives monthly billing statements.

The Company purchases Contracts from Dealers at a price generally equal to the total amount financed under the Contracts, reduced by an acquisition fee ranging from zero to $1,595 for each Contract purchased. The fees vary based on the perceived credit risk and, in some cases, the interest rate on the Contract. For the years ended December 31, 2000, 1999 and 1998, the average amount charged per Contract purchased was $469, $336 and $418, respectively, or 3.17%, 2.32% and 3.24%, respectively, of the amount financed. In addition, during 1998 the Company began purchasing certain Contracts of higher credit quality for which the Company pays a fee to the Dealer. During 2000, 1999 and 1998, respectively, the Company purchased 2,104, 2,161 and 1,583 of these Contracts, representing approximately 5.1%, 7.4% and 1.9% of all Contracts purchased. The average fee paid to Dealers on these Contracts was $595, $568 and $531, respectively.

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

The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Sub-Prime Customers and the adequacy of the financed vehicle as security for a Contract. These criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the Contract in relation to the value of the vehicle; customer income level, job and residence stability, credit history and debt serviceability; and other factors. Specifically, the Company's guidelines limit the maximum principal amount of a purchased Contract to 115% of wholesale book value in the case of used vehicles or to 110% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. The Company does not finance vehicles that are more than seven model years old or have in excess of 85,000 miles. Under most CPS programs, the maximum term of a purchased Contract is 60 months; a shorter maximum term may be applied based on the year and mileage of the vehicle, and contracts with terms up to 72 months may be purchased if the customer is among the more creditworthy of CPS's obligors and the vehicle is not more than three model years old and has less than 30,000 miles. Contract purchase criteria are subject to change from time to time as circumstances may warrant. Upon receiving this information with the customer's application, the Company's underwriters verify the customer's employment, residency, insurance and credit information provided by the customer by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, prior to purchasing a Contract, CPS contacts each customer by telephone to confirm that the Customer understands and agrees to the terms of the related Contact.

Credit Scoring. The Company has used a proprietary scoring model to assign to each Contract a "credit score" at the time the application is received from the Dealer and the customer's credit information is retrieved from the credit reporting agencies. The credit score is based on a variety of parameters, such as the customer's job and residence stability, the amount of the down payment, and the age and mileage of the vehicle. The Company has developed the credit score as a means of improving its allocation of credit evaluation resources, and managing the risk inherent in the sub-prime market.

Characteristics of Contracts. All of the Contracts purchased by the Company are fully amortizing and provide for level payments over the term of the Contract. The average original principal amount financed under Contracts purchased in the year ended December 31, 2000 was approximately $14,780, with an average original term of approximately 62 months and an average down payment of 13.2%. Based on information contained in customer applications, for this twelve-month period, the retail purchase price of the related automobiles averaged $15,064 (which excludes tax and license fees, and any additional costs such as a maintenance contract), the average age of the vehicle at the time the Contract was purchased was 3 years, and the Company's customers averaged approximately 37 years of age, with approximately $35,693 in average annual household income and an average of
4.5 years' history with his or her current employer.

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

Dealer Compliance. The Dealer Agreement and related assignment contain representations and warranties by the Dealer that an application for state registration of each financed vehicle, naming the Company as secured party with respect to the vehicle, was effected at the time of sale of the related Contract to the Company, and that all necessary steps have been taken to obtain a perfected first priority security interest in each financed vehicle in favor of the Company under the laws of the state in which the financed vehicle is registered. If a Dealer or the Company, because of clerical error or otherwise, has failed to take such action in a timely manner, or to maintain such interest with respect to a financed vehicle, neither the Company nor any purchaser of the related Contract from the Company would have a perfected security interest in the financed vehicle and its security interest may be subordinate to the interest of, among others, subsequent purchasers of the financed vehicle, holders of perfected security interests and a trustee in bankruptcy of the customer. The security interest of the Company or the purchaser of a Contract may also be subordinate to the interests of third parties if the interest is not perfected due to administrative error by state recording officials. Moreover, fraud or forgery could render a Contract unenforceable. In such events, the Company could suffer a loss with respect to the related Contract. In the event the Company suffers such a loss, it will generally have recourse against the Dealer from which it purchased the Contract. This recourse will be unsecured, and there can be no assurance that any particular Dealer will satisfy any such repurchase obligations to the Company.


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

                            DELINQUENCY EXPERIENCE(1)

                                     December 31, 2000       December 31, 1999         December 31, 1998
                                   ---------------------    --------------------    -----------------------
                                     Number                   Number                  Number
                                       of                       of                      of
                                   Contracts     Amount     Contracts    Amount     Contracts      Amount
                                   ---------    --------    ---------   --------    ---------    ----------
                                                           (Dollars in thousands)

Gross servicing portfolio(1) ....    60,178     $427,734     92,388     $868,797     141,396     $1,674,417
Period of delinquency(2)
31-60 days ......................     2,319       16,778      2,781       26,204       4,202         48,324
61-90 days ......................       683        4,983      1,130       11,226       1,869         22,335
91+ days ........................       418        3,148        652        6,997       1,694         20,096
                                     ------     --------     ------     --------     -------     ----------
Total delinquencies(2) ..........     3,420       24,909      4,563       44,427       7,765         90,755
Amount in repossession(3) .......     1,106        8,302      3,424       28,896       2,961         32,772
                                     ------     --------     ------     --------     -------     ----------
Total delinquencies and amount in
  repossession(2) ...............     4,526     $ 33,211      7,987     $ 73,323      10,726     $  123,527
                                     ======     ========     ======     ========     =======     ==========
Delinquencies as a percent of
  gross servicing portfolio .....       5.7%         5.8%       4.9%         5.1%        5.5%           5.4%

Total delinquencies and amount in
  repossession as a percent of
  gross servicing portfolio .....       7.5%         7.8%       8.7%         8.4%        7.6%           7.4%

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

                          NET CHARGE-OFF EXPERIENCE(1)

                                                   Year Ended December 31,
                                           ----------------------------------------
                                                   (Dollars in thousands)
                                             2000          1999            1998
                                           --------     ----------     ------------
Average servicing portfolio outstanding    $578,200     $1,223,238     $  1,300,519
Net charge-offs as a percent of average
  servicing portfolio(2)(3) ...........        11.2%           9.2%             6.5%

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each Contract. The information in the table represents all Contracts serviced by the Company.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest).

(3) The increase in net charge-offs as a percent of the average servicing portfolio is primarily due to the decrease in the servicing portfolio for the year ended December 31, 2000, compared to the prior year.

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


Securitization and Sale of Contracts

The Company currently purchases Contracts (i) for immediate and outright resale to non-affiliated third parties, and (ii) to hold pending resale in securitization transactions. The Company has not sold Contracts in a securitization transaction since December 1998, and there can be no assurance that such future transactions will occur.

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

The Company is entitled under most of the Servicing Agreements to receive a base monthly servicing fee of 2.0% per annum computed as a percentage of the declining outstanding principal balance of the non-defaulted Contracts in the portfolio. The Servicing Agreements also provide that the Company is entitled to receive certain other fees collected from customers. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the trust receives the paid principal reduction of the Contracts in its portfolios and interest thereon at the fixed rate that was agreed when the Contracts were sold to the Trust. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-offs, the shortfall is satisfied from the "Spread Account" established in connection with the sale of the portfolio. The "Spread Account" is an account established at the time the Company sells a portfolio of Contracts, to provide security to the purchase of the portfolio. If collections on the Contracts exceed such amounts, the excess is utilized, first, to build up or replenish the Spread Account to the extent required, next, to cover deficiencies in Spread Accounts for other portfolios, and the balance, if any, constitutes excess cash flows, which are distributed to the Company.

Pursuant to the Servicing Agreements, the Company is generally required to charge off the balance of any Contract by the earlier of the end of the month in which the Contract becomes four scheduled installments past due or, in the case of repossessions, the month that the proceeds from the liquidation of the financed vehicle are received by the Company or if the vehicle has been in repossession inventory for more than 90 days. In the case of a repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted Contract and the net repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay to the holders of interests in the trust ("Investors") the entire principal balance of Contracts charged off during the month, the trustee draws on the related

Spread Account to pay the Investors. The amount drawn would then have to be restored to the Spread Account from future collections on the Contracts remaining in the portfolio before the Company would again be entitled to receive excess cash. In addition, the Company would not be entitled to receive any further monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts and after any recourse to any insurer guarantees backing the Certificates, the Investors bear the risk of all charge-offs on the Contracts in excess of the Spread Account. The Investors' rights with respect to distributions from the Trusts are senior to the Company's rights. Accordingly, variation in performance of pools of Contracts affects the Company's ultimate realization of value derived from such Contracts.

The Servicing Agreements are terminable by the insurer of certain of the trust's obligations in the event of certain defaults by the Company and under certain other circumstances. As of December 31, 2000, 7 of the Company's 9 remaining securitized pools had incurred cumulative losses exceeding certain predetermined levels, which in turn has given the certificate insurer the right to terminate the Servicing Agreements with respect to all of the pools. To date, the certificate insurer has waived its right to terminate the Servicing Agreements.


Competition

The automobile financing business is highly competitive. The Company competes with a number of national, local and regional finance companies with operations similar to those of the Company. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation, Ford Motor Credit Corporation, and Nissan Motors Acceptance Corporation. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital in relation to the availability and cost of capital to its competitors. The Company's competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources that may be unavailable to the Company. Many of these companies also have long-standing relationships with Dealers and may provide other financing to Dealers, including floor plan financing for the Dealers' purchase of automobiles from manufacturers, which is not offered by the Company.

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


Government Regulation

Several federal and state consumer protection laws, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Debt Collection Practices Act and the Federal Trade Commission Act, regulate the extension of credit in consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on Contracts and impose certain other restrictions on Dealers. In many states, a license is required to engage in the business of purchasing Contracts from Dealers. In addition, laws in a number of states impose limitations on the amount of finance charges that may be charged by Dealers on credit sales. The so-called Lemon Laws enacted by various states provide certain rights to purchasers with respect to motor vehicles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a customer against a Dealer and its assignees, including the Company and purchasers of Contracts from the Company. The Dealer Agreement contains representations by the Dealer that, as of the date of assignment of Contracts, no such claims or defenses have been asserted or threatened with respect to the Contracts and that all requirements of such federal and state laws have been complied with in all material respects. Although a Dealer would be obligated to repurchase Contracts that involve a breach of such warranty, there can be no assurance that the Dealer will have the financial resources to satisfy its repurchase obligations to the Company. Certain of these laws also regulate the Company's servicing activities, including its methods of collection.

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

During the second quarter of 1999, the Company ceased to provide additional funding to LINC in conjunction with the Company's plan to reduce the level of Contract purchases and thus to decrease its capital requirements. LINC thereupon ceased its operations. In November 1999 three former employees of LINC filed an involuntary Chapter 7 (liquidation) bankruptcy petition against LINC. See "Legal Proceedings." See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Employees

As of December 31, 2000, the Company had 537 full-time and 4 part-time employees, of whom 11 are senior management personnel, 245 are collections personnel, 130 are Contract origination personnel, 72 are marketing personnel (64 of whom are marketing representatives), 57 are operations and systems personnel, and 26 are administrative personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.


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

The Company in March 1997 established a branch collection facility in Chesapeake, Virginia. The Company leases approximately 28,000 square feet of general office space in Chesapeake, Virginia, at a base rent that is currently $419,470 per year, increasing to $504,545 over a ten-year term.


ITEM 3. LEGAL PROCEEDINGS

On October 29, 1999, three ex-employees of LINC filed an involuntary petition under Chapter 7 of the Bankruptcy Code, naming LINC as the debtor, and seeking its liquidation. The petition was filed in the U.S. Bankruptcy Court for the District of Connecticut. Among the allegations asserted against the Company is that LINC is entitled to a retained interest in the Contracts sold by LINC in securitizations, and thus to a share of the distributions from the securitized pools. The Company intends to contest vigorously this matter.

On May 12, 2000, Jon L. Kunert and Penny Kunert commenced a lawsuit against an automobile dealer, the Company and in excess of 20 other defendants in the Superior Court of California, Los Angeles County. The defendants other than the automobile dealer appear to be various entities ("finance defendants") that may have purchased retail installment contracts from that dealer. The lawsuit alleges that the various finance defendants conspired with the automobile dealer defendant to conceal from motor vehicle purchasers the full cost of credit applicable to their purchases, and seeks a refund of the concealed excess cost. The court has ordered the plaintiffs to file separate lawsuits against each finance defendant. As of the date of this report, the Company is not aware that any such lawsuit has been filed. The Company intends to contest vigorously any such lawsuit, when and if it is filed.

On August 15, 2000, Linda McGee filed a lawsuit in the New Jersey Circuit Court of Gloucester County alleging that she, and a purported 48-state class, were defrauded by a "conspiracy" among the Company and unspecified automobile dealers. The alleged object of the conspiracy was to conceal from plaintiff the minimum interest rate at which the Company would be willing to finance a vehicle purchase, and thus to gain for the dealer the additional amount that the Company is willing to pay for higher-rate Contracts. The complaint seeks damages in an unspecified amount. The 48-state class alleged by plaintiff is defined to exclude the states of Alabama and Tennessee, where similar lawsuits against other auto finance companies have failed.

On November 15, 2000, Denice and Gary Lang filed a lawsuit in South Carolina Common Pleas Court, Beaufort County, alleging that they, and a purported nationwide class, were harmed by an alleged failure to refer, in the notice given after repossession of their vehicle, of the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. They seek damages in an unspecified amount.

Approximately 12 plaintiffs have filed seven lawsuits against approximately 50 defendants, all arising out of the failure of Stanwich Financial Services Corp. ("SFSC") to make certain payments when due in November 2000. The defendants include SFSC, numerous financial institutions, Charles Bradley, Sr., Charles Bradley, Jr. and the Company. The five lawsuits that name the Company as a defendant allege, in essence, that the Company acted as the alter-ego of Charles Bradley, Sr. in connection with the acquisition of SFSC by a corporation controlled by Mr. Bradley, and that Mr. Bradley wrongfully caused SFSC to not pay its obligations to the plaintiffs. Among the acts alleged to be wrongful are the actions of SFSC in lending the Company an aggregate of $20.5 million. Since the filing of the first such lawsuit, the Company has prepaid to SFSC $4 million of such indebtedness. As of the date of this report, the Company has not been required to respond to any of the seven lawsuits, and is in the process of retaining counsel to appear on its behalf. The Company intends to contest vigorously this litigation.

It is management's opinion, based on the advice of counsel, that all litigation of which it is aware, including the matters discussed above, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, beyond reserves already taken.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's executive officers follows:

Charles E. Bradley, Jr., 41, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley, Jr. is currently serving as a director of NAB Asset Corporation, and Reunion Industries, Inc. Charles E. Bradley, Sr., Chairman of the board of directors of the Company, is his father.

William L. Brummund, Jr., 48, has been Senior Vice President - Operations since March 1991. From 1986 to March 1991, Mr. Brummund was Vice President and Systems Administrator for Far Western Bank.

Nicholas P. Brockman, 56, has been Senior Vice President - Asset Recovery & Liquidation since January 1996. He was Senior Vice President of Contract Originations from April 1991 to January 1996. From 1986 to March 1991, Mr. Brockman served as a Vice President and Branch Manager of Far Western Bank.

Richard P. Trotter, 57, has been Senior Vice President-Contract Origination since January 1996. He was Senior Vice President of Administration from April 1995 to December 1995. From January 1994 to April 1995 he was Senior Vice President-Marketing of the Company. From December 1992 to January 1994, Mr. Trotter was Executive Vice President of Lange Financial Corporation, Newport Beach, California.

From May 1992 to December 1992, he was Executive Director of Fabozzi, Prenovost & Normandin, Santa Ana, California. From December 1990 to May 1992 he was Executive Vice President/Chief Operating Officer of R. Thomas Ashley, Newport Beach, California. From April 1984 to December 1990, he was President/Chief Executive Officer of Far Western Bank, Tustin, California.

Curtis K. Powell, 44, has been Senior Vice President - Marketing of the Company since April 1995. He joined the Company in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

Mark A. Creatura, 41, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Thurman Blizzard, 58, has been Senior Vice President - Risk Management since May 1999, and was Senior Vice President-Collections from January 1998 until May 1999. The Company had previously engaged Mr. Blizzard as a consultant from October 1997 to December 1997 to provide recommendations to the Company concerning its collections operation. Prior thereto, Mr. Blizzard served as Chief Operations Officer of Monaco Finance from May 1994 to March 1997. Mr. Blizzard was previously an Asset Liquidation Manager with the Resolution Trust Corporation, from November 1991 to May 1994.

Kris I. Thomsen, 43, has been Senior Vice President - Systems since June 1999. Previously, Ms. Thomsen had been Vice President-Systems since the Company's inception in March 1991.

James L. Stock, 35, has been Senior Vice President - Chief Financial Officer of the Company since January 2000. Prior to being named the Chief Financial Officer, Mr. Stock was the Vice President and Corporate Controller of the Company. From August 1993 to December 1994, Mr. Stock was the assistant controller of Fluid Recycling Services, an industrial fluids management company based in Santa Ana, California. From July 1990 to August 1993, Mr. Stock was a senior associate with Coopers & Lybrand.


                                     PART II
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market System, under the symbol "CPSS." The following table sets forth the high and low sales prices reported by Nasdaq for the Common Stock for the periods shown.


                                                    High            Low
                                                    ----            ---
      January 1-March 31, 1999.................     5.250          2.813
      April 1-June 30, 1999....................     4.313          1.031
      July 1-September 30, 1999................     1.813          0.938
      October 1-December 31, 1999..............     1.875          0.438
      January 1-March 31, 2000.................     2.938          1.313
      April 1-June 30, 2000....................     2.250          0.688
      July 1-September 30, 2000................     1.938          1.031
      October 1-December 31, 2000..............     1.938          1.125

As of March 22, 2001, there were 79 holders of record of the Company's Common Stock. To date, the Company has not declared or paid any dividends on its Common Stock. The payment of future dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The instruments governing the Company's outstanding debt place certain restrictions on the payment of dividends. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain any earnings for use in the Company's operations.

ITEM 6. SELECTED FINANCIAL DATA

                                                               Year ended December 31,
                                            ------------------------------------------------------------
                                              2000          1999          1998        1997        1996
                                            ---------     ---------     --------    --------    --------
                                                              (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Gain (loss) on sale of Contracts, net ..    $  16,234     $ (14,844)    $ 58,306    $ 35,045    $ 20,565
Interest income ........................        3,480         3,032       41,841      23,526      19,980
Servicing fees .........................       15,848        27,761       25,156      14,487       7,893
Total revenue ..........................       35,951        14,805      126,280      75,251      48,438
Operating expenses .....................       68,354        86,968       81,960      43,292      24,746
Net income (loss) ......................      (22,147)      (44,532)      25,703      18,532      14,097
Basic earnings (loss) per share(1) .....        (1.10)        (2.38)        1.67        1.29        1.05
Diluted net earnings (loss) per share(1)        (1.10)        (2.38)        1.50        1.17        0.93

                                                                      December 31,
                                            ------------------------------------------------------------
                                              2000          1999          1998        1997        1996
                                            ---------     ---------     --------    --------    --------
                                                                     (in thousands)

BALANCE SHEET DATA:
Contracts held for sale ................    $  18,830     $   2,421     $165,582    $ 68,271    $ 21,657
Residual interest in securitizations ...       99,199       172,530      217,848     124,616      43,597
Total assets ...........................      175,694       220,314      431,962     225,895     101,946
Term debt ..............................      102,614       119,173      274,546     119,719      36,265
Total liabilities ......................      113,572       135,877      312,881     143,288      44,989
Total shareholders' equity .............       62,122        84,437      119,081      82,607      56,957

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

OVERVIEW

Consumer Portfolio Services, Inc. and its subsidiaries (collectively, the "Company") primarily engage in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the United States. In the past, the Company has purchased contracts in as many as 44 different states. At various times in 1999, the Company suspended its solicitation of Contract purchases in as many as 20 states, and as of the date of this report is active in 34 states. There can be no assurance as to resumption of Contract purchasing activities in other states. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

The Company historically has generated revenue primarily from the gains recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold, and interest earned on Residuals (as defined below) and on Contracts held for sale. Beginning with the year ended December 31, 1999, and through the date of this report, the Company did not sell any Contracts in securitization transactions, and therefore recognized no gains on sale. All sales of Contracts during 1999 were on a servicing released basis either in the form of bulk sales of Contracts being held by the Company for sale, or as part of a pass through agreement with a third party for which the Company earned fees on a per Contract basis. During the year ended December 31, 2000, the Company entered into a second third party pass through agreement and proceeded to sell nearly all of the Contracts purchased during the year to one or the other third party, for a mark-up above what the Company pays the Dealer. There were no bulk sales during 2000. As a result of the Company's pass through sales during the year ended December 31, 2000, the Company recognized a $16.2 million gain on sale of Contracts, compared to a net loss on sale of Contracts for the year ended December 31, 1999, of $14.8 million. During the year ended December 31, 1998, the Company recognized a net gain on sale of $58.3 million. Revenues from interest and servicing fees for the year ended December 31, 2000, were $3.5 million and $15.8 million, respectively. Such revenues for the year ended December 31, 1999, were $3.0 million and $27.8 million, respectively, and for the year ended December 31, 1998, such revenues were $41.8 million and $25.2 million, respectively. The Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations. The Company's cash requirements have been significant in the past and will continue to be significant in the future. Net cash provided by operating activities for the year ended December 31, 2000, was approximately $38.7 million, compared to net cash used in operating activities of approximately $180,000 for the year ended December 31, 1999, and net cash used in operating activities of approximately $71.1 million for the year ended December 31, 1998. See "Liquidity and Capital Resources."

The Company has purchased Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. From late May 1999 to the present, the Company has purchased Contracts on a flow basis for third parties; that is, the Company purchases a Contract from a Dealer, and sells the Contract the next day to the third party for a mark-up above what the Company pays the Dealer. The Company retains no interest in such Contracts, and neither services such Contracts nor earns a servicing fee.

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

The annual percentage rate payable on the Contracts is significantly greater than the rates payable on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used a constant prepayment estimate of approximately 4% per annum. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the Residuals, the Company estimates that losses as a percentage of the original principal balance will range from 14% to 17.0% cumulatively over the lives of the related Contracts.

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

From March 1999 to the present, the Company has been unable to complete a securitization transaction, due to unavailability of sufficient capital. The above description is included because the Residuals created in past securitizations continue to represent the Company's largest asset, and because the Company plans again to sell Contracts in securitization transactions, when necessary pre-conditions (including availability of capital) are fulfilled.

During the year ended December 31, 1999, the Company has altered its basic system of doing business. Previously, the Company would acquire Contracts for its own account, borrowing from 88% to 97% of the principal balance of such Contracts under "warehouse" lines of credit. Periodically (approximately once every quarter) the Company would then sell most or all of the recently acquired Contracts in a securitization transaction as described above. In such a sale, the Company would retain (1) a residual ownership interest in the Contracts sold, (2) the obligation to service the Contracts sold, and (3) the right to receive servicing fees. At the end of March 1999, the Company learned that it would be unable to sell Contracts in securitization transactions for an indeterminate period. Accordingly, the Company commenced purchasing Contracts for immediate re-sale to a third party, which third party purchases the Contracts in turn on a daily basis for a mark-up above what the Company pays the Dealer. In this arrangement, the Company retains no residual interest in the Contracts, has no servicing obligation, and receives no servicing fee.

In November 2000, the Company entered into a one year revolving note purchase facility under which up to $75 million of notes may be outstanding at any time subject to a collateral test and other conditions. The Company uses funds derived from this facility to purchase Contracts, which are pledged to secure the Notes. Such Contracts are held for sale in anticipated future securitization transactions, as to which there can be no assurance. The collateral test generally allows the Company to borrow up to approximately 75% of the price paid for such Contracts. Notes issued under this facility bear interest at one-month LIBOR plus 0.30% per annum.


RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

Revenue. During the year ended December 31, 2000, revenues increased $21.1 million, or 142.8%, compared to the year ended December 31, 1999. Net gain on sale of Contracts increased by $31.1 million, from a $14.8 million loss on sale for the year ended December 31, 1999, to a $16.2 million gain for the year ended December 31, 2000. The primary reason for the increase is that the prior year included sales of some $318.0 million of Contracts for less than their acquisition costs, resulting in a loss on sale of $15.2 million. Net gain on sale also increased due to an increase in the number of Contracts sold on a flow basis, and an increase in the average fee paid to the Company per Contract sold. During the year ended December 31, 2000, the Company sold $600.4 million of Contracts on a flow basis compared to $241.2 million of Contracts in the year ended December 31, 1999. For the years ended December 31, 2000 and 1999, $1.8 million and $5.3 million, respectively, of provision for losses on Contracts held for sale was charged against gain on sale.

Interest income increased by $448,000, or 14.8%, representing 9.7% of total revenues for the year ended December 31, 2000. Prior to the second quarter of the year 2000, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts. This method of residual interest income recognition approximated a level yield rate of residual interest income, net of the amortization of the NIRs, primarily due to the continued addition of new securitizations. As a result of the Company's not having securitized any Contracts since December 1998, the Company's existing method of amortizing the Residuals would not reflect the appropriate level yield. Therefore, the Company refined its methodology to accrete residual interest income on a level yield basis, using an accretion rate that approximates the discount rate used to value the residual interest in securitizations. That rate is 14% per annum.

Servicing fees decreased by $11.9 million, or 42.9%, and represented 44.1% of total revenue. Servicing fees are composed of base fees, which are payable at the rate of 2% per annum on the principal balance of the outstanding Contracts in the related trusts, plus any other fees collected by the Company, such as late fees and returned check fees. The decrease in servicing fees is primarily due to the decrease in the Company's servicing portfolio. As of December 31, 2000, the servicing portfolio was $411.9 million compared to $821.0 million as of December 31, 1999.

Expenses. During the year ended December 31, 2000, operating expenses decreased by $18.6 million, or 21.4%, compared to the year ended December 31, 1999. Employee costs decreased by $5.2 million, or 17.4%, and represented 36.0% of total operating expenses. The decrease is due to the reductions of staff in accordance with the decrease in the Company's servicing portfolio. The decrease was offset by an increase in employee costs of $778,000 related to the valuation of certain stock options in accordance with recently issued accounting principles. General and administrative expenses decreased by $3.8 million, or 19.6% and represented 23.1% of total operating expenses. The decrease in general and administrative expenses is primarily due to the decrease in costs associated with servicing the Company's portfolio. Such costs include telephone, postage, and lockbox processing fees.

Interest expense decreased by $10.2 million, or 37.1%, and represented 25.2% of total operating expenses. The decrease in interest expense is primarily due to the reductions in warehouse and non-warehouse indebtedness from the prior year. (See "Liquidity and Capital Resources").

Marketing expenses increased by $703,000 or 13.0%, and represented 9.0% of total expenses. The increase is primarily due to the increase in Contracts purchased during the year ended December 31, 2000. Fees paid to marketing representatives for their role in the submission of Contracts ultimately purchased by the Company are included as a component in gain on sale of Contracts, net.

Occupancy expenses increased by $615,000 or 22.0%, and represented 5.0% of total expenses. The increase is primarily due to additional property taxes paid during 2000. Depreciation and amortization expenses decreased by $434,000 or 27.2%, and represented 1.7% of total expenses. In November 1998, the Company moved its headquarters to a new 115,000 square foot facility. The Company is leasing the new headquarters facility for a ten-year term, with base rent of $1.9 million for the first five years, and $2.1 million for years six through ten. In addition to base rent, the Company pays property taxes, maintenance, and other expenses of the property.

The results for the years ended December 31, 2000 and 1999, include net losses of $19,816 and net earnings of $35,131 respectively, from the Company's subsidiary CPS Leasing, Inc.

The results for the year ended December 31, 2000, include a net operating loss of $755,000 from the Company's investment in 38% of NAB Asset Corp. The results for the year ended December 31, 1999, include $2.5 million in net earnings from the Company's investment in NAB Asset Corp.

The Company's effective tax rate was 31.7% and 38.3%, for the years ended December 31, 2000 and 1999, respectively. The decline in the effective tax rate in 2000 reflects the full utilization of net operating loss carryback availability, and the recording of a $3.7 million valuation allowance on a portion of the Company's net deferred tax assets.

THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Revenue. During the year ended December 31, 1999, revenue decreased $111.5 million, or 88.3%, compared to the year ended December 31, 1998. Gain on sale of Contracts, net, decreased by $73.2 million, or 125.5%, from a $58.3 million gain on sale for the year ended December 31, 1998, to a $14.8 million loss for the year ended December 31, 1999. The change in gain on sale from positive to negative is due to the Company selling Contracts only on a servicing released basis and thus not recording any NIR gains during the year, as well as to selling Contracts at a loss. During the year ended December 31, 1999, the Company sold $318.0 million of Contracts on a servicing released basis, that is, with no residual interest retained, with no servicing obligation, and with no right to receive a servicing fee. Those sales resulted in a net loss of approximately $15.2 million. Expenses of approximately $1.1 million were incurred related to previous securitization transactions, including the amortization of a warrant issued to the Certificate Insurer in November 1998. In addition, the Company sold $241.2 million of Contracts on a flow through basis and received $6.2 million of fees, which have been included as a component of gain on sale of Contracts, net. For the years ended December 31, 1999 and 1998, $5.3 million and $3.5 million, respectively, of provision for losses on Contracts held for sale were charged against gain on sale. The increase in the provision for losses on Contracts held for sale is primarily due to the Company's inability to securitize Contracts during 1999. As a result, Contracts were held for sale for longer periods of time prior to being sold on a servicing released basis, thus requiring additional loss reserves.

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

Servicing fees increased by $2.6 million, or 10.4%, and represented 187.5% of total revenue. Servicing fees are composed of base fees, which are payable at the rate of 2% per annum on the principal balance of the outstanding Contracts in the related trusts, plus any other fees collected by the Company, such as late fees and returned check fees. The increase in servicing fees is primarily due to an increase in the fees other than base fees collected during 1999. During the year ended December 31, 1999, the Company collected $4.9 million of other servicing fees, an increase of 39.7% over other servicing fees collected in the prior year.

Expenses. During the year ended December 31, 1999, operating expenses increased $5.0 million, or 6.1%, compared to the year ended December 31, 1998. Employee costs increased by $1.0 million, or 3.5%, and represented 34.3% of total operating expenses. The increase is due to increases in salaries and wage rates. General and administrative expenses decreased by $1.0 million, or 4.9% and represented 22.5% of total operating expenses. The decrease in general and administrative expenses is primarily due to the decrease in costs associated with purchasing Contracts such as credit reports. During the year ended December 31, 1999, the Company purchased $424.7 million of Contracts, compared to $1,076.5 million of Contracts purchased in the prior year.

Interest expense increased $5.4 million, or 24.5%, and represented 31.5% of total operating expenses. The increase is due in part to the interest paid on $25.0 million in subordinated debt securities issued by the Company in November 1998, and $6.5 million of additional subordinated debt securities issued during the year ended December 31, 1999. In addition, the interest rate on the $25.0 million of subordinated debt issued in November 1998, was increased from 13.5% in 1998 to 14.5% in April of 1999. Interest expense was also affected by the volume of Contracts held for sale, as well as by the Company's cost of borrowed funds. (See "Liquidity and Captial Resources").

Marketing expenses decreased by $1.5 million or 21.3%, and represented 6.2% of total expenses. The decrease is primarily due to the decrease in Contracts purchased during the year ended December 31, 1999. Fees paid to marketing representatives for their role in the submission of Contracts ultimately purchased by the Company are included as a component in gain on sale of Contracts, net.

Occupancy expenses increased by $526,000 or 23.2%, and represented 3.2% of total expenses. Depreciation and amortization expenses increased by $340,000 or 27.1%, and represented 1.8% of total expenses. In November 1998, the Company moved its headquarters to a new 115,000 square foot facility. The Company is leasing the new headquarters facility for a ten-year term, with base rent of $1.9 million for the first five years, and $2.1 million for years six through ten. In addition to base rent, the Company pays property taxes, maintenance, and other expenses of the property.

The results for the years ended December 31, 1999, and 1998, include a net operating loss of approximately $150,000 and $1.1 million, respectively, from the Company's subsidiary Samco. Samco terminated all of its operations during the first quarter of 1999.

The results for the year ended December 31, 1999, include a net operating loss of $830,380 from the Company's subsidiary LINC. For the year ended December 31, 1998, LINC had net operating losses of $565,333. During the second quarter of 1999, LINC ceased all operations.

The results for the years ended December 31, 1999 and 1998, include net earnings of $35,131 and $298,000, respectively, from the Company's subsidiary CPS Leasing, Inc.

The results for the year ended December 31, 1999, include a net operating loss of $2.5 million from the Company's investment in 38% of NAB Asset Corp. The results for the year ended December

31, 1998, include $52,000 in net earnings from the Company's investment in NAB Asset Corp.

The Company's effective tax rate was 38.3% and 42.0%, for the years ended December 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash from operating activities have been proceeds from sales of Contracts, amounts borrowed under lines of credit, servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees received from its flow purchase programs for origination of Contracts, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes. Internally generated cash may or may not be sufficient to meet the Company's cash demands, depending on the performance of securitized pools (which determines the level of releases from Spread Accounts), on the rate of growth or decline in the Company's servicing portfolio, and on the terms on which the Company is able to buy, borrow against and sell Contracts.

Contracts are purchased from Dealers for a cash price close to their principal amount, and return cash over a period of years. As a result, the Company has been dependent on lines of credit to purchase Contracts, and on the availability of cash from outside sources in order to finance its continued operations, and to fund the portion of Contract purchase prices not borrowed under lines of credit. For much of the three-year period ended December 31, 2000, the Company was not party to any line of credit that would facilitate purchase of Contracts. Furthermore, the Company did not receive any material releases of cash from Spread Accounts from June 1998 through October 1999. The inability to borrow and the lack of cash releases resulted in a liquidity deficiency, which has since been alleviated.

The Company's Contract purchasing program currently comprises both (i) purchases for the Company's own account, funded primarily by advances under a revolving credit facility, and (ii) flow purchases for the account of non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from flow purchase of Contracts, however, are materially less than may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. For the year ended December 31, 2000, the Company purchased $600.4 million of Contracts on a flow basis, and $31.1 million for its own account, compared to $424.7 million of Contracts purchased, $241.2 million of which was purchased on a flow basis, in the prior year.

Net cash provided by operating activities was $38.7 million for the year ended December 31, 2000, compared to net cash used in operating activities of $180,000 for the same period in the prior year. During the years ended December 31, 2000, and 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts. Cash used for subsequent deposits to Spread Accounts for the year ended December 31, 2000, was $15.0 million, a decrease of $8.1 million, or 34.9%, from cash used for subsequent deposits to Spread Accounts for the prior year. Cash released from Spread Accounts to the Company for the year ended December 31, 2000, was $80.6 million, as compared with $28.0 million for the prior year. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio. In particular, in the prior year most of the cash generated by Contracts held by the Trusts was directed, pursuant to the Securitization

Agreements, to building Spread Accounts to their respective specified levels. Those levels having been reached in November 1999, cash subsequently generated has been available for release to the Company.

From June 1998 to November 1999, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Securitization Agreements. Accordingly, pursuant to the Securitization Agreements, the specified levels applicable to the Company's Spread Accounts were increased, in most cases to an unlimited amount. Due to cross collateralization provisions of the Securitization Agreements, the specified levels were increased on all but the two most recent of the Company's Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. In addition to requiring higher Spread Account levels, the Securitization Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a recurring basis by the Certificate Insurer with respect to all of the Trusts. Until the November 1999 effectiveness of an amendment (the "Amendment") to the Securitization Agreements, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of the Amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal balance of the Certificates issued by the related Trusts. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable.

In the event of certain defaults by the Company, the specified level applicable to such credit enhancement could increase to an unlimited amount, but such defaults are narrowly defined, and the Company does not anticipate suffering such defaults. The Amendment has been effective since November 1999, and the Company has received releases of cash from the securitized portfolio on a monthly basis thereafter. The releases of cash are expected to continue and to vary in amount from month to month. There can be no assurance that such releases of cash will continue in the future.

Since November 2000, the Company has been able to purchase Contracts for its own account using proceeds from a $75 million revolving note purchase facility. Approximately 75% of the acquisition cost of Contracts may be advanced to the Company under that facility (see "Credit Facilities"). The Company also purchases Contracts on a flow basis, which, as compared with purchase of Contracts for the Company's own account, involves a materially reduced demand on the Company's cash. Cash requirements are reduced because the Company need only fund such purchases for the period of several days that elapse between payment to the Dealer and receipt of funds from the flow purchasers. The Company's plan for meeting its liquidity needs is to adjust its levels of Contract purchases to match its availability of cash.

The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and other factors. There can be no assurance that the current level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.

CREDIT FACILITIES

The terms on which credit has been available to the Company for purchase of Contracts have varied over the three-year period ended December 31, 2000, as shown in the following recapitulation:

In November 1998, the Company entered into a warehouse line of credit agreement with General Electric Capital Corporation (the "GECC Line"). The GECC Line provided for warehouse facility advances up to a maximum of $100 million at a variable interest rate of LIBOR + 3.75% . The GECC Line by its terms was to expire November 30, 1999. During 1999, the Company defaulted on the GECC Line agreements and was required to repay all balances owed. During August 1999, all amounts owed under the GECC Line were repaid and the agreement was terminated.

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

In November 2000, the Company entered into a revolving note purchase facility under which up to $75 million of notes may be outstanding at any time subject to a collateral test and other conditions. The Company uses funds derived from this facility to purchase Contracts, which are pledged to secure the Notes. The collateral test generally allows the Company to borrow up to approximately 75% of the price paid for such Contracts. Notes issued under this facility bear interest at one-month LIBOR plus 0.30% per annum. The balance of notes outstanding at December 31, 2000, was $2.0 million.

CAPITAL RESOURCES

In the past, the Company funded the increase in its servicing portfolio through off balance sheet securitization transactions, as discussed above, and funded its other capital needs with cash from operations and with the proceeds from the issuance of long-term debt and/or equity.


The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company plans to adjust its levels of Contract purchases so as to match anticipated releases of cash from Spread Accounts with capital requirements for securitization of Contracts that are purchased for the Company's own account.

CAPITALIZATION

Over the three-year period ended December 31, 2000, the Company has increased its capitalization by issuing and restructuring debt and issuing/repurchasing common stock and equivalents which is summarized in the following table:

                             For the Years Ended December 31,
                             ---------------------------------
                               2000         1999        1998
                             --------     --------     -------
                                       (in thousands)

Senior secured debt:
Beginning balance .......    $ 23,161     $ 33,000     $    --
  Issuances .............      16,000           --      33,000
  Payments ..............     (31,161)      (9,839)         --
  Restructuring .........      30,000           --          --
                             --------     --------     -------
Ending balance ..........    $ 38,000     $ 23,161     $33,000
                             ========     ========     =======

Subordinated debt:
Beginning balance .......    $ 69,000     $ 65,000     $40,000
  Issuances .............          --        5,000      25,000
  Payments ..............      (1,301)      (1,000)         --
  Restructuring .........     (30,000)          --          --
                             --------     --------     -------
Ending balance ..........    $ 37,699     $ 69,000     $65,000
                             ========     ========     =======

Related party debt:
Beginning balance .......    $ 21,500     $ 20,000     $15,000
  Issuances .............          --        1,500       5,000
                             --------     --------     -------
Ending balance ..........    $ 21,500     $ 21,500     $20,000
                             ========     ========     =======

Increase (decrease) of Common
Stock and equivalents ..    $    (168)    $  9,888     $10,771


The following review of the terms of such issuances shows that the cost of such capital increased materially in 1999, and then decreased somewhat in 2000.

In April 1998, the Company borrowed $33.0 million as a senior secured loan, which commenced amortization in May 1999. This loan bore interest at a rate equal to 4% of per annum over LIBOR. CPS borrowed $5.0 million from related parties in August and September 1998, the terms of which were renegotiated in November 1998, in connection with the issuance of $25.0 million of subordinated notes to Levine Leichtman Capital Partners II, L.P. ("LLCP"). The $25.0 million of subordinated notes issued in November 1998 accrued interest at 13.50% per annum, are due November 2003, and were issued together with warrants that allowed the investor to purchase up to an aggregate of 3,450,000 shares of the Company's common stock at $3.00 per share. As renegotiated, the $5.0 million of related party loans are subordinated both to the Company's general and secured creditors and also to the LLCP subordinated notes, accrue interest at 12.50% per annum, are due June 2004, and are convertible into an aggregate of 1,666,667 shares of the Company's common stock at $3.00 per share. A related party also purchased $5.0 million of Company's common stock in July 1998, at $11.275 per share.

The cost of capital increased further in 1999. To meet a portion of its capital requirements, the Company on April 15, 1999, issued $5.0 million in subordinated notes to LLCP (the "New LLCP Notes"). The notes bear interest at 14.5% per annum and include warrants to purchase 1,335,000 shares of the

Company's common stock at $0.01 per share. As part of the agreement to issue the New LLCP Notes, the Company was required to restructure the terms of the $25.0 million subordinated promissory notes discussed above. Such restructuring included an increase in the interest rate from 13.5% to 14.5%, a reduction in the number of warrants issued to purchase the Company's common stock from 3,450,000 to 3,115,000, a waiver by LLCP of certain defaults under the notes sold to LLCP in November 1998, and a reduction in the exercise price of the warrants from $3.00 per share to $0.01 per share. Among the agreements entered into in connection with the issuance of the New LLCP Notes were agreements by Stanwich Financial Services Corp. ("SFSC"), an affiliate of the chairman of the Company's board of directors, to purchase an additional $15.0 million of notes and of the Company to sell such notes. The terms of such notes were to be not less favorable to the Company then (i) those that would be available in a transaction with a non-affiliate, and (ii) those applicable to the New LLCP Notes.

In August and September 1999, the Company issued $1.5 million of such notes, bearing interest at 14.5% per annum, to SFSC. As part of that transaction, the Company also agreed to issue to SFSC warrants to purchase up to 207,000 shares of the Company's common stock at a price of $0.01 per share.

In March 2000, the Company and LLCP restructured the outstanding indebtedness of the Company in favor of LLCP, which had been in default. In the restructuring
(i) all existing defaults were waived or cured, (ii) LLCP lent an additional $16 million ("Tranche A") to the Company, (iii) the proceeds of that loan (net of fees and expenses) were used to repay all of the Company's outstanding senior secured indebtedness, (iv) the outstanding $30 million of subordinated indebtedness in favor of LLCP was exchanged for senior indebtedness ("Tranche B"), (v) the Company granted a blanket security interest in favor of LLCP, to secure both Tranche A and Tranche B, and (vi) LLCP released SFSC and its affiliates (including Mr. Bradley, Sr., Mr. Bradley, Jr., and Mr. Poole, directors of the Company) of any liability for failure to invest $15 million in the Company. Tranche A is due June 2001, and bears interest at 12.50% per annum; Tranche B is due November 2003, and bears interest at 14.50% per annum. In each case the interest rate is subject to increase by 2.0% in the event of a default by the Company. In the restructuring, the Company paid a fee of $325,000, paid accrued default interest of $300,000, issued 103,500 shares of common stock to LLCP, and paid out-of-pocket expenses of approximately $214,000. The shares of common stock issued were valued at approximately $155,000, which is included in deferred interest expense to be amortized over the remaining life of the related debt. The terms of the transaction were determined by negotiation between the Company and LLCP. Also in March 2000, the Company's board of directors authorized the issuance of 103,500 shares of the Company's common stock to SFSC in conjunction with a $1.5 million promissory note issued by the Company to SFSC in August 1999. The shares of common stock issued were valued at approximately $155,000, which is included in deferred interest expense to be amortized over the remaining life of the related debt.

In July 2000, the Board of Directors authorized the repurchase of up to $5,000,000 of outstanding debt and equity securities of the Company, inclusive of the mandatory annual repurchase or redemption of $1,000,000 of the Company's outstanding "RISRS" subordinated debt securities, due 2006. As of December 31, 2000, the Company had repurchased $1.3 million in principal amount of the RISRS, and $1.3 million of its common stock (representing 720,752 shares). During the first quarter of 2001, the Company repurchased a total of $8,000,000 of outstanding indebtedness held by LLCP and SFSC. The Company purchased and retired $4,000,000 of subordinated debt held by SFSC in exchange for payment of $3,920,000, and purchased and retired $4,000,000 of senior secured debt held by LLCP in exchange for payment of $4,200,000. The LLCP debt by its terms called for a prepayment penalty of 3% (or $120,000); the additional 2% (or $80,000) paid in connection with its February 2001 prepayment was absorbed by SFSC. LLCP holds approximately 22.6% of the Company's outstanding common shares. SFSC is an affiliate of the Company's chairman, Charles E. Bradley, Sr., and SFSC and Mr. Bradley together hold approximately 30.6% of the Company's outstanding common shares.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

There have been no significant changes in interest rate risk since December 31, 1999. The Company is not currently issuing interest bearing asset-backed securities nor is it holding any material amount of Contracts for sale. All Contracts purchased are primarily sold on a flow basis, for a mark-up above what the Company pays the Dealer. Therefore, any strategies the Company has used in the past to minimize interest rate risk do not apply currently. Described below are strategies the Company has used in the past to minimize interest rate risk.

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

The Company is subject to market risks due to fluctuations in interest rates primarily through its outstanding indebtedness and to a lesser extent its outstanding interest earning assets, and commitments to enter into new Contracts. The interest rate and maturity profile of the Company's indebtedness is outlined above (see "Capitalization") and included in note 12 to the consolidated financial statements. The table below outlines the carrying values and estimated fair values of such indebtedness as of December 31, 2000 and 1999.

                                                 December 31,
                                 --------------------------------------------
                                         2000                    1999
                                 --------------------     -------------------
                                 Carrying      Fair       Carrying     Fair
Financial Instrument              Value        Value       Value       Value
--------------------             --------     -------     --------    -------
                                                (in thousands)

Warehouse lines of credit.....   $ 2,003      $ 2,003     $    --     $    --
Notes payable.................     2,414        2,414       4,006       4,006
Senior secured debt...........    38,000       38,000      23,161      23,161
Subordinated debt.............    37,699       27,709      69,000      45,678
Related party debt............    21,500       15,803      21,500      14,233

Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2000 and 1999, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This report includes Consolidated Financial Statements, Notes thereto and an Independent Auditors' Report, at the pages indicated below. Certain unaudited quarterly financial information is included in the Notes to Consolidated Financial Statements, as Note 17.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                      Reference
Independent Auditors' Report.............................................................................F-1
Consolidated Balance Sheets as of December 31, 2000, and 1999............................................F-2
Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998..............F-3
Consolidated Statements of Shareholders' Equity for the years ended December 31,
   2000, 1998, and 1998..................................................................................F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998..............F-5
Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999, and 1998.........F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 2001 (the "2001 Proxy Statement"). The 2001 Proxy Statement will be filed not later than April 30, 2001. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the 2001 Proxy Statement.

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

10.28   Secured Senior Note Due 2001 in the principal amount of $16,000,000(14)

10.29   Warrant to Purchase 1,335,000 Shares of Common Stock(13)

10.30   FSA Letter Agreement dated November 17, 1998(9)

10.31   Agreement dated May 29, 1999 for Sale of Contracts on a Flow Basis(15)

10.32   Amendment to Master Spread Account Agreement(16)

10.33 Sale and Servicing Agreement dated November 17, 2000 (to be filed by amendment)

10.34   Indenture dated as of November 17, 2000 (to be filed by amendment)

21.1    Subsidiaries of the Company(9)

23.1    Consent of independent auditors (filed herewith)

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

(10)    Form 10-Q dated September 30, 1999

(11)    Form 10-Q dated June 30, 1998

(12)    Schedule 13D filed November 25, 1988

(13)    Schedule 13D filed on April 21, 1999

(14)    Schedule 13D filed on March 24, 2000

(15)    Form 10-Q dated June 30, 1999

(16)    Form 10-K dated December 31, 1999


        (b) REPORTS ON FORM 8-K

During the last quarter of the fiscal year ended December 31, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC.            March 29, 2001
(Registrant)

By: /s/ Charles E. Bradley, Jr.
    ---------------------------
    Charles E. Bradley, Jr.,
    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Charles E. Bradley, Sr.                      March 29, 2001
     ---------------------------------
     Charles E. Bradley, Sr.
     Chairman of the Board


By:  /s/ Charles E. Bradley, Jr.                      March 29, 2001
     ---------------------------------
     Charles E. Bradley, Jr., Director,
     President and Chief Executive Officer
     (Principal Executive Officer)


By:
     ---------------------------------
     William B. Roberts, Director


By:  /s/ John G. Poole                                March 29, 2001
     ---------------------------------
     John G. Poole, Director


By:  /s/ Thomas L. Chrystie                           March 29, 2001
     ---------------------------------
     Thomas L. Chrystie, Director


By:
     ---------------------------------
     Robert A. Simms, Director


By:  /s/ James L. Stock                               March 29, 2001
     ---------------------------------
     James L. Stock, Chief Financial Officer
     (Principal Financial and Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Consumer Portfolio Services, Inc.:

   We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                    KPMG LLP


Orange County, California
March 29, 2001

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            December 31,       December 31,
                                                                            ------------       ------------
                                                                                2000               1999
                                                                            ------------       ------------

ASSETS
Cash ...............................................................         $  19,051          $  1,290
Restricted cash (note 2) ...........................................             5,264             2,034
Contracts held for sale (note 3) ...................................            18,830             2,421
Servicing fees receivable ..........................................             3,204             9,919
Residual interest in securitizations (note 4) ......................            99,199           172,530
Furniture and equipment, net (notes 7 and 10) ......................             2,559             3,040
Taxes receivable (note 11) .........................................                --             1,663
Deferred financing costs (notes 8 and 12) ..........................             1,898             2,488
Investment in unconsolidated affiliates (note 8) ...................                --               755
Related party receivables (note 8) .................................               899               901
Deferred interest expense (notes 9 and 12) .........................             8,102            10,720
Deferred tax asset (note 11) .......................................             7,189                --
Other assets (notes 8 and 9) .......................................             9,499            12,553
                                                                             ---------          --------
                                                                             $ 175,694          $220,314
                                                                             =========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses ................................         $  10,958          $ 13,637
Warehouse line of credit (note 12) .................................             2,003                --
Deferred tax liability (note 11) ...................................                --             3,067
Capital lease obligation (note 10) .................................               998             1,506
Notes payable (note 12) ............................................             2,414             4,006
Senior secured debt (note 12) ......................................            38,000            23,161
Subordinated debt (note 12) ........................................            37,699            69,000
Related party debt (note 8) ........................................            21,500            21,500
                                                                             ---------          --------
                                                                               113,572           135,877

Shareholders' Equity (notes 9 and 12)
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued ........................                --                --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding .......................                --                --
Common stock, no par value; authorized
   30,000,000 shares; 20,367,901 and 20,107,501 shares
   issued and outstanding at December 31, 2000
   and December 31, 1999, respectively .............................            64,277            62,421
Retained earnings (deficit) ........................................              (131)           22,016
Deferred compensation ..............................................              (734)               --
Treasury stock, 720,752 shares and none at
   December 31, 2000 and December 31, 1999,
   respectively, at cost ...........................................            (1,290)               --
                                                                             ---------          --------
                                                                                62,122            84,437
                                                                             ---------          --------
Commitments and contingencies (notes 3, 4, 8, 9, 10, 11, 12, and 13)         $ 175,694          $220,314
                                                                             =========          ========


See accompanying notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Year Ended December 31,
                                                    ---------------------------------------------
                                                      2000               1999              1998
                                                    --------          ---------          --------

Revenues:
Gain (loss) on sale of contracts, net
  (notes 3, 4 and 5)                                $ 16,234          $ (14,844)         $ 58,306
Interest income (note 6)                               3,480              3,032            41,841
Servicing fees                                        15,848             27,761            25,156
Other income (loss) (note 8)                             389             (1,144)              977
                                                    --------          ---------          --------
                                                      35,951             14,805           126,280
                                                    --------          ---------          --------

Expenses:
Employee costs                                        24,634             29,820            28,812
General and administrative (note 8)                   15,772             19,605            20,618
Interest                                              17,240             27,405            22,019
Marketing                                              6,126              5,423             6,891
Occupancy (note 10)                                    3,408              2,793             2,267
Depreciation and amortization                          1,161              1,595             1,255
Related party consulting fees (note 8)                    13                327                98
                                                    --------          ---------          --------
                                                      68,354             86,968            81,960
                                                    --------          ---------          --------
Income (loss) before income taxes                    (32,403)           (72,163)           44,320
Income taxes (benefit) (note 11)                     (10,256)           (27,631)           18,617
                                                    --------          ---------          --------
Net income (loss)                                   $(22,147)         $ (44,532)         $ 25,703
                                                    ========          =========          ========

Earnings (loss) per share (note 1):
  Basic                                             $  (1.10)         $   (2.38)         $   1.67
  Diluted                                           $  (1.10)         $   (2.38)         $   1.50

Number of shares used in computing earnings
 (loss) per share (note 1):
  Basic                                               20,195             18,678            15,412
  Diluted                                             20,195             18,678            17,500


See accompanying notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               SERIES A
                                       PREFERRED STOCK      PREFERRED STOCK       COMMON STOCK          TREASURY STOCK
                                      ------------------    ---------------     ------------------     -------------------
                                      SHARES      AMOUNT    SHARES   AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT
                                      ------     --------   ------   ------     ------     -------     ------      -------

Balance at December 31, 1997              --     $     --       --   $   --     15,211     $42,262         --      $    --

Common stock issued upon exercise
     of options (notes 9 and 12)          --           --       --       --          5          43         --           --
Common stock issued (note 8)              --           --       --       --        443       5,000         --           --
Valuation of warrants issued (notes
     9 and 12)                            --           --       --       --         --       5,228         --           --
Net income                                --           --       --       --         --          --         --           --
                                      ------     --------   ------   ------     ------     -------     ------      -------
Balance at December 31, 1998              --     $     --       --   $   --     15,659     $52,533         --      $    --

Common stock issued upon exercise
     of warrants (notes 9 and 12)         --           --       --       --      4,449          44         --           --
Valuation of warrants issued and
     repriced (notes 9 and 12)            --           --       --       --         --       9,844         --           --
Net loss                                  --           --       --       --         --          --         --           --
                                      ------     --------   ------   ------     ------     -------     ------      -------
Balance at December 31, 1999              --     $     --       --   $   --     20,108     $62,421         --      $    --

Common stock issued upon exercise
     of options (notes 9 and 12)          --           --       --       --         53          33         --           --
Common stock issued (note 8)              --           --       --       --        207         311         --           --
Treasury stock                            --           --       --       --         --          --       (721)      (1,290)
Increase in deferred compensation
     on stock options (note 9)            --           --       --       --         --       1,512         --           --
Amortization of stock compensation        --           --       --       --         --          --         --           --
Net loss                                  --           --       --       --         --          --         --           --
                                      ------     --------   ------   ------     ------     -------     ------      -------
Balance at December 31, 2000              --     $     --       --   $   --     20,368      64,277       (721)     $(1,290)
                                      ======     ========   ======   ======     ======     =======     ======      =======

                                                         NOTES
                                                       RECEIVABLE       RETAINED
                                        DEFERRED      FROM EXERCISE     EARNINGS
                                      COMPENSATION     OF OPTIONS      (DEFICIT)       TOTAL
                                      ------------    -------------    ---------     ---------

Balance at December 31, 1997            $    --          $(500)         $ 40,845     $  82,607
                                        -------          -----          --------     ---------
Common stock issued upon exercise
     of options (notes 9 and 12)             --            500                --           543
Common stock issued (note 8)                 --             --                --         5,000
Valuation of warrants issued (notes
     9 and 12)                               --             --                --         5,228
Net income                                   --             --            25,703        25,703
                                        -------          -----          --------     ---------
Balance at December 31, 1998            $    --          $  --          $ 66,548     $ 119,081

Common stock issued upon exercise
     of warrants (notes 9 and 12)            --             --                --            44
Valuation of warrants issued and
     repriced (notes 9 and 12)               --             --                --         9,844
Net loss                                     --             --           (44,532)      (44,532)
                                        -------          -----          --------     ---------
Balance at December 31, 1999            $    --          $  --          $ 22,016     $  84,437

Common stock issued upon exercise
     of options (notes 9 and 12)             --             --                --            33
Common stock issued (note 8)                 --             --                --           311
Treasury stock                               --             --                --        (1,290)
Increase in deferred compensation
     on stock options (note 9)           (1,512)            --                --            --
Amortization of stock compensation          778             --                --           778
Net loss                                     --             --           (22,147)      (22,147)
                                        -------          -----          --------     ---------
Balance at December 31, 2000            $  (734)         $  --          $   (131)    $  62,122
                                        =======          =====          ========     =========


See accompanying  notes to consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          Year Ended December 31,
                                                                   ---------------------------------------
                                                                     2000          1999           1998
                                                                   ---------     ---------     -----------

Cash flows from operating activities:
   Net income (loss)                                               $ (22,147)    $ (44,532)    $    25,703
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                     1,161         1,595           1,255
     Amortization of deferred financing costs                          1,129           641             356
     Provision for credit losses                                       1,838         5,323           3,544
     Provision for loss on NIRs                                           --            --           7,762
     NIR gains recognized                                                 --            --         (52,990)
     Loss on sale of furniture and equipment                              14            --              --
     Gain on sale of subsidiary                                           --            --             (56)
     Deferred compensation                                               778            --              --
     Equity in net (income) loss of investment in
          unconsolidated affiliates                                      755         2,411            (187)
     Releases of cash from Trusts to Company                          80,614        27,974          16,075
     Net deposits to spread accounts                                 (15,042)      (23,093)        (77,595)
     Decrease in receivables from Trusts and investment
       in subordinated certificates                                    7,758        40,437          13,516
     Changes in assets and liabilities:
       Restricted cash                                                (3,230)         (415)         (1,619)
       Purchases of contracts held for sale                         (631,530)     (424,746)     (1,076,457)
       Liquidation of contracts held for sale                        613,283       582,584         975,602
       Other assets                                                   12,630         6,792         (12,886)
       Accounts payable and accrued expenses                          (2,679)        4,370            (962)
       Warehouse lines of credit                                       2,003      (151,857)         90,191
       Deferred tax asset/liability                                  (10,256)      (20,929)         14,104
       Taxes payable/receivable                                        1,663        (6,735)          3,509
                                                                   ---------     ---------     -----------
          Net cash provided by (used in) operating activities         38,742          (180)        (71,135)

Cash flows from investing activities:
   Proceeds from sale of investment in unconsolidated affiliate           --           979              --
   Net related party receivables                                           2         2,367           4,027
   Purchases of furniture and equipment                                 (625)          (33)         (1,308)
   Net cash from sale of subsidiary                                       --            --             382
   Investment in unconsolidated affiliate                                 --            --            (165)
                                                                   ---------     ---------     -----------
          Net cash (used in) provided by investing activities           (623)        3,313           3,036

Cash flows from financing activities:
   Increase in senior secured debt                                    16,000            --          33,000
   Issuance of related party debt                                         --         1,500           5,000
   Issuance of subordinated debt                                          --         5,000          25,000
   Issuance of notes payable                                              --         2,147           2,461
   Repayment of senior secured debt                                  (31,161)       (9,839)             --
   Repayment of subordinated debt                                     (1,301)       (1,000)             --
   Repayment of capital lease obligations                               (508)         (626)           (553)
   Repayment of notes payable                                         (1,592)         (697)           (824)
   Payment of financing costs                                           (539)         (312)         (1,333)
   Repurchase of common stock                                         (1,290)           --
   Issuance of common stock                                               --            --           5,000
   Exercise of options and warrants                                       33            44             543
                                                                   ---------     ---------     -----------
          Net cash (used in) provided by financing activities        (20,358)       (3,783)         68,294
                                                                   ---------     ---------     -----------
Increase (decrease) in cash                                           17,761          (650)            195

Cash at beginning of period                                            1,290         1,940           1,745
                                                                   ---------     ---------     -----------
Cash at end of period                                              $  19,051     $   1,290     $     1,940
                                                                   =========     =========     ===========

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Year Ended December 31,
                                                                 --------------------------------
                                                                   2000        1999        1998
                                                                 --------     -------    --------

Supplemental disclosure of cash flow information:
Cash paid (received) during
   the period for:
        Interest                                                 $ 13,362     $23,872    $ 21,542
        Income taxes, net                                        $ (1,663)    $    62    $  1,013

Supplemental disclosure of non-cash investing
   and financing activities:
      Issuance of common stock upon restructuring of debt        $    311     $    --    $     --
      Revaluation of common stock warrants                       $     --     $ 9,844    $  5,228
      Furniture and equipment acquired through capital leases    $     75     $    --    $  1,193
      Reclassification of subordinated debt                      $ 30,000     $    --    $     --
      Stock compensation                                         $    778     $    --    $     --

      Sale of PIC Leasing, Inc.
          Net assets sold                                        $     --     $    --    $    706
          Net assets retained                                          --          --        (155)
          Gain on sale of subsidiary                                   --          --          56
                                                                 --------     -------    --------
          Cash received from sale of subsidiary                        --          --         607
          Less: cash relinquished upon disposition                     --          --        (225)
                                                                 --------     -------    --------
          Net cash received from sale of subsidiary              $     --     $    --    $    382
                                                                 ========     =======    ========


See accompanying notes to consolidated financial statements

                        CONSUMER PORTFOLIO SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") engage primarily in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. The Company specializes in Contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies. The Company's headquarters and principal collection facilities are located in Irvine, California and satellite collection facilities are located in Chesapeake, Virginia and Dallas, Texas.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries, CPS Marketing, Inc., Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC"), CPS Funding Corp. ("CPSFC"), CPS Funding LLC ("CPSF2") and CPS Warehouse Corp. ("CPSWC"). Alton, CPSRC, CPSFC and CPSWC are limited purpose corporations, and CPSF2 a limited liability company, formed to accommodate the structures under which the Company purchases and sells its Contracts. CPS Marketing, Inc. employs marketing representatives who solicit business from Dealers. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp., LINC Acceptance Company, LLC, and CPS Leasing, Inc., which are 80% owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates that are not majority owned are reported using the equity method. The excess of the purchase price of such subsidiaries over the Company's share of the net assets at the acquisition date ("goodwill") is being amortized over a period of up to fifteen years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting operating income at an appropriate discount rate.

     Contracts Held for Sale

     Contracts held for sale include automobile installment sales contracts on which interest is precomputed and added to the amount financed. The interest on such Contracts is included in unearned financed charges. Unearned financed charges are amortized using the interest method over the remaining period to contractual maturity. Contracts held for sale are stated at the lower of cost or market value. Market value is determined by purchase commitments from investors and prevailing market prices where available. Gains and losses are recorded as appropriate when Contracts are sold. The Company considers a transfer of Contracts where the Company surrenders control over the Contracts to be a sale to the extent that consideration other than beneficial interests in the transferred Contracts is received in exchange for the Contracts.

     Contracts Held to Maturity

     Contracts held to maturity are presented at cost and are included in other assets. Payments received on Contracts held to maturity are restricted to certain securitized pools, and the related Contracts cannot be resold.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     Flow Purchase Program

     The Company purchases Contracts for immediate and outright resale to non-affiliated third parties. The Company sells such Contracts for a mark-up above what the Company pays the Dealer. In such sales, the Company makes certain representations and warranties to the purchasers, normal in the industry, which relate primarily to the legality of the sale of the underlying motor vehicle and to the validity of the security interest that is being conveyed to the purchaser. These representations and warranties are generally similar to the representations and warranties given by the originating Dealer to the Company. In the event of a breach of such representations or warranties, the Company may incur liabilities in favor of the purchaser(s) of the Contracts and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s).

     Residual Interest in Securitizations and Gain on Sale of Contracts

     The Company has purchased Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. Although the Company has not been able to sell Contracts in a securitization transaction since December 1998, it does plan to securitize in the future, as to which there can be no assurance. The Company's securitization structure has been as follows:
The securitizations are generally structured as follows: First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased significantly in 1998. Effective November 3, 1999, as applied to monthly measurement dates from September 1999 onward, the specified levels have decreased. See note 15 -- "Liquidity".

     At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account and (b) the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

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

     The annual percentage rate payable on the Contracts is significantly greater than the pass through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used a constant prepayment estimate of approximately 4% per annum. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the residuals, the Company estimates that losses as a percentage of the original principal balance will range from 14% to 17.0% cumulatively over the lives of the related Contracts.

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

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     Earnings (Loss) per Share

     The following table illustrates the computation of basic and diluted earnings per share:

                                                           Year ended December 31,
                                                      ---------------------------------
                                                        2000         1999        1998
                                                      --------     --------     -------
                                                    (in thousands, except per share data)

Numerator:
Numerator for basic earnings (loss) per share --
  net income (loss)                                   $(22,147)    $(44,532)    $25,703
Interest on borrowings, net of tax effect on
  conversion of convertible subordinated debt               --           --         590
                                                      --------     --------     -------
Numerator for diluted earnings (loss) per share       $(22,147)    $(44,532)    $26,293
                                                      ========     ========     =======

Denominator:
Denominator for basic earnings (loss) per share --
  weighted average number of common shares
  outstanding during the year                           20,195       18,678      15,412
Incremental common shares attributable to
  exercise of outstanding options and warrants              --           --         881
Incremental common shares attributable to
  conversion of subordinated debt                           --           --       1,207
                                                      --------     --------     -------
Denominator for diluted earnings (loss) per share       20,195       18,678      17,500
                                                      ========     ========     =======

Basic earnings (loss) per share                       $  (1.10)    $  (2.38)    $  1.67
                                                      ========     ========     =======

Diluted earnings (loss) per share                     $  (1.10)    $  (2.38)    $  1.50
                                                      ========     ========     =======

     Excluded from the diluted loss per share calculation for the year ended December 31, 2000, and 1999, were 1.7 million shares and 344,256 shares, respectively, from outstanding options and warrants, and for the year ended December 31, 2000, and 1999, an additional 2.4 million from incremental shares attributable to the conversion of certain subordinated debt, as these securities are anti-dilutive.

     Deferral and Amortization of Debt Issue Costs

     Costs related to the issuance of debt are amortized on a straight-line basis over the shorter of the actual or expected term of the related debt.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     Treasury Stock

     The Company records purchases of its own common stock at cost.

     Stock Option Plan

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company provides the pro forma net income (loss), pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123. The Company accounts for repriced options as variable awards.

     Segment Reporting

     Operations are managed and financial performance is evaluated on a Company wide basis by chief decision makers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

     New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 (collectively "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in foreign operations, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

     Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement is effective for the Company on January 1, 2001. On January 1, 2001, the Company adopted SFAS No. 133. The adoption of SFAS No. 133 did not have an effect on the Company.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Opinion No. 25" ("FIN 44"). This Interpretation clarifies the definition of an employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. During 2000, the Company recognized $778,000 related to repriced options that were vested. The amount of compensation expense recognized in future periods will be effected by the Company stock price until all such options are either exercised or cancelled.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities --- a replacement for FASB Statement No. 125" ("SFAS 140"). The new statement, SFAS 140, revises the standards for accounting for securitizations and for other transfers of financial assets and collateral. SFAS 140 also requires certain disclosures that were not required under FASB Statement No. 125. The accounting provisions of SFAS 140 will apply to the Company for transfers of financial assets occurring after March 31, 2001, and the reclassification and disclosure provisions will apply to the Company for fiscal years ending after December 31, 2000. Because most of the provisions of FASB Statement No. 125 are carried over into SFAS 140 without change, the Company does not expect that the adoption and implementation of SFAS 140 will have a material effect on its results of operations or financial condition.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for credit losses, deferred tax valuation allowance, valuing the Residuals and computing the related gain on sale on the transactions that created the Residuals. Actual results could differ from those estimates depending on the future performance of the related Contracts.

     Reclassification

     Certain amounts for the prior years have been reclassified to conform to the current year's presentation.

(2) RESTRICTED CASH

     Restricted cash comprised the following components:

                                             December 31,
                                           ----------------
                                            2000      1999
                                           ------    ------
                                            (in thousands)

Flow purchases deposit                     $4,500    $   --
LINC bankruptcy reserve ...............       500        --
Interest reserve ......................        --     1,684
Other .................................       264       350
                                           ------    ------
   Total restricted cash ..............    $5,264    $2,034
                                           ======    ======

     During 2000, the Company established agreements with third parties that purchase Contracts from the Company on a flow through basis, to expedite payment for Contracts that the

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Company sells to such purchasers. As part of the agreements, the Company agreed to post cash reserves to be used to pay for any Contracts not ultimately accepted by the respective third parties. As of the date of this report, no amounts have been drawn on either of the reserve accounts. The Company has the ability to cancel the agreements at any time and require that the reserve amounts be returned.

     In connection with the bankruptcy of LINC, the court has ordered the Company to post a cash reserve. The Company continues to contest vigorously this matter (see note 10).

     Restricted cash in the amount of $1.7 million as of December 31, 1999, was required as part of the agreement related to a $33.3 million senior secured line of credit established by the Company in April 1998 (see note 13). The agreement required the Company to post a cash reserve equal to the greater of $1.0 million or six months of interest based on the outstanding balance of the line at the end of the month. During 2000, all amounts owed under the agreement were repaid in full and the agreement was terminated.

(3) CONTRACTS HELD FOR SALE

     The following table presents the components of Contracts held for sale:

                                               December 31,
                                           --------------------
                                             2000        1999
                                           --------     -------
                                              (in thousands)

Gross receivable balance ..............    $ 21,426     $ 3,857
Unearned finance charges ..............        (308)       (136)
Deferred acquisition fees and discounts        (121)       (437)
Allowance for credit losses ...........      (2,167)       (863)
                                           --------     -------
   Net contracts held for sale ........    $ 18,830     $ 2,421
                                           ========     =======

The following table presents the activity in the allowance for credit losses:

                                               Year ended December 31,
                                           -------------------------------
                                            2000        1999        1998
                                           -------     -------     -------
                                                   (in thousands)

Balance, beginning of year ............    $   863     $ 2,751     $ 2,204
Provisions ............................      1,838       5,323       3,544
Charge-offs ...........................     (4,286)     (8,478)     (2,535)
Allowance allocated (to) reclassed from
  repossessed inventory and contracts
  held to maturity ....................      1,136        (217)     (1,349)
Recoveries ............................      2,616       1,484         887
                                           -------     -------     -------
   Balance, end of year ...............    $ 2,167     $   863     $ 2,751
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

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     For the year ended December 31, 2000, 12.8% and 12.2% of Contracts purchased by the Company were purchased from Dealers in California and Texas, respectively. For the year ended December 31, 1999, 15.2% and 8.1% of Contracts purchased by the Company were purchased from Dealers in California and Texas, respectively

     As of December 31, 2000 and 1999, respectively, the Company had commitments to purchase $2.4 million and $1.7 million of Contracts from Dealers in the ordinary course of business.

(4) RESIDUAL INTEREST IN SECURITIZATIONS

     The following table presents the components of the residual interest in securitizations:

                                                                 December 31,
                                                              -------------------
                                                               2000        1999
                                                              -------    --------
                                                                (in thousands)

Cash, commercial paper, US government securities and other
  qualifying investments (Spread Account) ................    $60,554    $126,126
Receivable from Trusts ...................................     38,639      46,288
Investment in subordinated certificates ..................          6         116
                                                              -------    --------
Residual interest in securitizations .....................    $99,199    $172,530
                                                              =======    ========

    The following table presents the estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                       December 31,
                                            ------------------------------------
                                              2000         1999          1998
                                            --------     --------     ----------
                                                      (in thousands)

Undiscounted estimated credit losses ...    $ 17,819     $ 77,480     $  169,110
Servicing subject to recourse provisions    $389,602     $813,061     $1,362,801
                                            ========     ========     ==========
Undiscounted estimated credit losses as
  percentage of servicing subject to
  recourse provisions ..................        4.57%        9.53%         12.41%
                                            ========     ========     ==========

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company did not securitize any Contracts in 2000 and 1999. The key economic assumptions used in measuring retained interest at the date of securitization during the year ended December 31, 1998, were as follows:

     Prepayment speed (per annum)                           4.00%
     Weighted average life (in years)                       2.1
     Expected credit losses (cumulative)               14.0% - 14.3%
     Residual cash flows discounted at (per annum)         14.0%

     Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. Static pool losses used to measure the 1998 retained interest for each subsequent year ranged from 14.3% to 14.8% and 14.0% to 15.3% at December 31, 1999 and 2000, respectively.

     Of the key economic assumptions used in measuring all retained interests remaining as of December 31, 2000, and 1999, prepayment speed, and the discount rate remained constant. The range of net credit losses used in measuring all retained interests as of December 31, were as follows:

                                                 2000              1999
                                             ------------      ------------

     Actual and projected credit losses      14.0 - 17.0%      14.0 - 16.5%

     Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                          December 31, 2000
                                                                          -----------------
                                                                           (in thousands,
                                                                            except years)

     Carrying amount/fair value of residual interest in securitizations           $99,199
     Weighted average life in years                                                   1.0

     PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)                                        4.0%
     Effect on fair value of 10% adverse change                                    99,123
     Effect on fair value of 20% adverse change                                    99,049

     EXPECTED CREDIT LOSSES (ANNUAL RATE)                                             4.6%
     Effect on fair value of 10% adverse change                                    97,417
     Effect on fair value of 20% adverse change                                    95,635

     RESIDUAL CASH FLOWS DISCOUNT RATE (ANNUAL)                                      14.0%
     Effect on fair value of 10% adverse change                                    97,648
     Effect on fair value of 20% adverse change                                    96,130

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market rates may result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following table summarizes the cash flows received from (paid to) securitization trusts:

                                           For the Year Ended December 31,
                                         -----------------------------------
                                           2000         1999          1998
                                         --------     ---------     --------
                                                   (in thousands)

Releases of cash from Spread Accounts    $ 80,614     $  27,974     $ 16,075
Servicing fees received .............      15,840        26,719       25,098
Net deposits to Spread Accounts .....     (15,042)      (23,093)     (77,595)
Purchase of delinquent or foreclosed
  assets ............................     (83,246)     (123,158)     (92,544)
Repurchase of trust assets ..........     (24,535)           --           --

     The following table presents the historical loss and delinquency amounts for the serviced portfolio:

                                          Principal Amount of
                     Total Principal       Contracts 60 Days
                   Amount of Contracts     or More Past Due       Net Credit Losses
                   --------------------   -------------------    For the Year Ended
                                  At December 31,                   December 31,
                   ------------------------------------------    -------------------
                     2000        1999      2000        1999       2000        1999
                   --------    --------   -------    --------    -------    --------
                                             (in thousands)

Securitized
  Contracts ...    $389,602    $813,061    $7,115    $15,872    $62,954    $104,956
Contracts held
  for sale ....      21,452       4,833       649      1,349        230       3,483
Contracts held
  to maturity .         829       3,085       163      1,516      1,440       3,511
                   --------    --------    ------    -------    -------    --------
Total servicing
  portfolio ...    $411,883    $820,979    $7,927    $18,737    $64,624    $111,950
                   ========    ========    ======    =======    =======    ========


Notes:

(1)  Contracts 60 days or more past due are based on end of period totals.


(5) GAIN (LOSS) ON SALE OF CONTRACTS

     The following table presents the components of the net gain (loss) on sale of Contracts:

                                                 Year ended December 31,
                                            ----------------------------------
                                              2000         1999         1998
                                            --------     --------     --------
                                                      (in thousands)

NIR gains recognized ...................    $     --     $     --     $ 52,990
Gain (loss) on sale of Contracts .......      18,352      (15,831)          --
Deferred acquisition fees and discounts          162        7,434       23,330
Provision for loss on NIRs .............          --           --       (7,762)
Expenses related to sales ..............        (442)      (1,124)      (6,708)
Provision for credit losses ............      (1,838)      (5,323)      (3,544)
                                            --------     --------     --------
Net gain (loss) on sale of Contracts ...    $ 16,234     $(14,844)    $ 58,306
                                            ========     ========     ========

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(6) INTEREST INCOME

     The following table presents the components of interest income:

                                           Year ended December 31,
                                       -------------------------------
                                        2000       1999         1998
                                       ------    --------     --------
                                              (in thousands)
Interest on Contracts held for sale    $1,956    $ 27,802     $ 42,667
Residual interest income, net .....       653     (24,917)      (1,652)
Other interest income .............       871         147          826
                                       ------    --------     --------
                                       $3,480    $  3,032     $ 41,841
                                       ======    ========     ========

(7) FURNITURE AND EQUIPMENT

     The following table presents the components of furniture and equipment:

                                                     December 31,
                                                  -------------------
                                                   2000        1999
                                                  -------     -------
                                                    (in thousands)
Furniture and fixtures .......................    $ 3,001     $ 3,000
Computer equipment ...........................      2,732       2,378
Leasing assets ...............................        820         882
Leasehold improvements .......................        637         637
Other fixed assets ...........................        233          34
                                                  -------     -------
                                                    7,423       6,931
Less accumulated depreciation and amortization     (4,864)     (3,891)
                                                  -------     -------
                                                  $ 2,559     $ 3,040
                                                  =======     =======

(8) RELATED PARTY TRANSACTIONS

     Investment in Unconsolidated Affiliates

     Investment in unconsolidated affiliates primarily consists of a 38% interest in NAB Asset Corporation ("NAB") that was acquired by the Company on June 6, 1996, for approximately $4.3 million. At the time of the acquisition, NAB had approximately $3.5 million in cash and no significant operations. The Company's purchase price of its investment in NAB exceeded the Company's share of the net assets of NAB at the acquisition date by approximately $1.4 million. This amount, which was included in other assets in the accompanying consolidated balance sheets as goodwill, was being amortized over a period of fifteen years. During 1999, the Company determined that the value of the goodwill was impaired and wrote off the remaining balance of the goodwill which is included in other income (loss) in the accompanying consolidated statement of operations. Based on the closing price on the Nasdaq, the market value of the investment in NAB was approximately $39,000, $483,674 and $2.9 million at December 31, 2000, 1999 and 1998, respectively. Charles E. Bradley, Sr., Chairman of the Company's Board of Directors and a principal shareholder of the Company, and Charles E. Bradley, Jr., President, Chief Executive Officer and a member of the Company's Board of Directors, are both members of the Board of Directors of NAB.

     Subsequent to the Company's investment in NAB, NAB purchased Mortgage Portfolio Services, Inc. ("MPS") from the Company for $300,000. MPS, formed by the Company in April 1996, is a mortgage broker-dealer based in Texas. In July 1996, NAB formed CARSUSA, Inc.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


("CARSUSA"), which purchased, and now owns and operates, a Mitsubishi automobile dealership in Southern California. On June 27, 1997, NAB sold CARSUSA to Charles
E. Bradley, Sr. and Charles E. Bradley, Jr., for $1.5 million. Included in other income for the years ended December 31, 2000, 1999 and 1998, is a loss of $755,081 and $2.5 million and income of $51,593, respectively, which represents the Company's share of NAB's net income or loss.

     Related Party Receivables

     The following table presents the components of related party receivables:

                                          December 31,
                                       ------------------
Related Party                          2000          1999
-------------                          ----          ----
                                         (in thousands)
CARSUSA, Inc.                          $688          $690
Loan to Officer of Subsidiary           125           125
NAB Asset Corporation                    86            86
                                       ----          ----
                                       $899          $901
                                       ====          ====

     During 2000 and 1999, Company sold 0 and 11 repossessed automobiles to CARSUSA and received proceeds of $0 and $83,800, respectively. Additionally, the Company purchased 28 and 57 Contracts from CARSUSA, with an aggregate principal balance of approximately $414,052 and $827,434 respectively, in 2000 and 1999.

     During 1997, the Company lent a total of $9.5 million to NAB, represented by two promissory notes for $5.5 million and $4.0 million, each bearing interest at 13% annually. On December 31, 1997, Stanwich Financial Services Corp. ("SFSC") purchased the $4.0 million note at par. Charles E. Bradley, Sr., Charles E. Bradley, Jr., and John G. Poole, who are officers and directors of the Company, collectively owned all of the common stock of Stanwich Holdings, Inc. ("Stanwich Holdings"), and Mr. Bradley, Sr., is the president and a director of Stanwich Holdings. SFSC is a wholly-owned subsidiary of Stanwich Holdings. NAB repaid approximately $3.4 million of the $5.5 million promissory note during 1998, and the balance during 1999.

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

     The Company was a party to a consulting agreement with Stanwich Partners, Inc., that called for monthly payments of $6,250 through December 31, 1999. Stanwich Partners, Inc., is an affiliate of Charles E. Bradley, Sr. Included in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998, is $12,500, $75,000 and $75,000, respectively, of consulting expense related to this consulting agreement.

     In November 1998, the Company issued $25 million of subordinated promissory notes due November 30, 2003, to an affiliate of Levine Leichtman Capital Partners, Inc. ("LLCP") (see note 13). As part of the transaction, the Company entered into a consulting agreement with LLCP, calling for monthly consulting fees of $22,917 through November 1999. Included in the accompanying consolidated statements of operations for the years ended December 31, 2000, and 1999, are $0 and $252,083 respectively, of consulting fees related to this consulting agreement.

     Related Party Debt

     In June 1997 the Company borrowed $15 million on an unsecured and subordinated basis from SFSC. This loan ("RPL") is due 2004, and has a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company may pre-pay the RPL without penalty at any time after three years. At maturity or repayment of the RPL, the holder thereof will have an option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share. The balance of the RPL at December 31, 2000 and 1999, was $15 million.

     During 1998, the Company borrowed an additional $4 million on an unsecured basis from SFSC. This loan ("RPL2") is due 2004, and has a fixed rate of interest of 12.5% per annum payable monthly beginning December 1998. The Company may pre-pay the RPL2, without penalty, at any time after June 12, 2000. At maturity or repayment of the RPL2, the holder thereof will have the option to convert the entire principal balance of the note, or a portion thereof, into common stock of the Company, at a conversion rate of $3 per share. The balance of the RPL2 at December 31, 2000 and 1999 was $4 million.

     During 1998, the Company borrowed $1 million on an unsecured basis from John G. Poole, a director of the Company. The terms of this note ("RPL3") are the same as RPL2. The balance of the RPL3 at December 31, 2000 and 1999 was $1 million.

     During 1999, the Company borrowed $1.5 million on an unsecured basis from SFSC. This loan ("RPL4") is due 2004, has a fixed rate of interest of 14.5% per annum payable monthly beginning October 1999. In conjunction with the issuance of RPL4, the Company issued warrants to purchase 103,500 shares of the Company's common stock at a price of $0.01 per share.

     Related Party Stock Sale and Purchase

     In July 1998, the Company sold 443,459 shares of common stock in a private placement to SFSC for $5 million. As of December 31, 2000, such shares of common stock had not been registered for public sale.

     In December 2000, the Company purchased 315,152 shares of common stock from SFSC for $624,000, or $1.98 per share.


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

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company is required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines, senior debt, subordinated debt, and related party debt. The covenants restrict the payment of certain distributions, including dividends. (See note 13 -- "Debt.")

     Included in common stock at December 31, 2000, is additional paid in capital related to the valuation of certain stock options as required by FIN 44. Based on the adoption of FIN 44, common stock increased by $1.5 million, of which $778,000 relates to the expense of currently vested options and $734,000 relates to deferred compensation for unvested options.

     Stock Repurchases

     During 2000, the Company's board of directors authorized the Company to repurchase up to $5 million in Company securities. During 2000, the Company repurchased 720,752 shares of common stock for approximately $1.3 million, or an average of $1.79 per share.

     Options and Warrants

     In 1991, the Company adopted and its sole shareholder approved the 1991 Stock Option Plan (the "1991 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan, as amended, authorizes grants of options to purchase up to 2,700,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have terms that range from 7 to 10 years and vest over a range of 0 to 7 years. In addition to the 1991 Plan, in fiscal 1995, the Company granted 60,000 options to certain directors of the Company that vest over three years and expire nine years from the grant date.

     In July 1997, the Company adopted and its shareholders approved the 1997 Long-Term Incentive Plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options, restricted stock and stock appreciation rights to employees, directors or employees of entities in which the Company has a controlling or significant equity interest. Options that have been granted under the 1997 Plan have in all cases been granted at an exercise price equal to the stock's fair market value at the date of the grant, with terms of 10 years and vesting over 5 years. The 1997 Plan provides that an aggregate maximum of 1,500,000 shares of the Company's common shares may be subject to awards under the 1997 Plan.

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

     In October 1999, the Company's Board of Directors approved a plan to cancel and reissue certain stock options previously granted to key employees of the Company. All options granted prior to October 29, 1999, with an option price greater than $0.625 per share, were repriced to $0.625 per share. In conjunction with the repricing, a six month period of non-exercisability was placed on all repriced options, which period ended on April 29, 2000.

     At December 31, 2000, there were a total of 471,767 additional shares available for grant under the 1991 Plan and 1997 Plan. Of the options outstanding at December 31, 2000, 1999 and 1998, 1,532,590, 24,800, and 194,040,
respectively, were then exercisable, with weighted-average exercise prices of $0.63, $0.69, and $2.68, respectively. The per share weighted-average fair

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


value of stock options granted during the years ended December 31, 2000, 1999 and 1998, was $2.74, $1.11, and $1.87, respectively, at the date of grant. That fair value was computed using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              Year ended December 31,
                                     ------------------------------------------
                                      2000              1999              1998
                                     ------            ------             -----

Expected life (years) .                6.50              6.09              6.41
Risk-free interest rate                6.05%             5.96%             4.95%
Volatility ............              278.98%           114.79%            20.00%
Expected dividend yield                  --                --                --

     Compensation cost has been recognized for stock options in the consolidated financial statements in accordance with APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income (loss) and net earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                Year ended December 31,
                                                  ----------------------------------------------------
                                                     2000                 1999                 1998
                                                  ----------           ----------           ----------
                                                         (in thousands, except per share data)

Net income (loss)
  As reported ..........................          $  (22,147)          $  (44,532)          $   25,703
  Pro forma ............................          $  (22,995)          $  (46,236)          $   24,639

Net earnings (loss) per share -- basic
  As reported ..........................          $    (1.10)          $    (2.38)          $     1.67
  Pro forma ............................          $    (1.14)          $    (2.48)          $     1.60

Net earnings (loss) per share -- diluted
  As reported ..........................          $    (1.10)          $    (2.38)          $     1.50
  Pro forma ............................          $    (1.14)          $    (2.48)          $     1.48

     Pro forma net income (loss) and net earnings (loss) per share reflect only options granted in the years ended December 31, 2000, 1999, 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above, because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to Apri1 1, 1995, is not considered.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Stock option activity during the periods indicated is as follows:

                                    Number of    Weighted-Average
                                     Shares       Exercise Price
                                    ---------    ----------------
                                        (in thousands,
                                     except per share data)

Balance at December 31, 1997          1,393          $7.05
     Granted ...............          3,529           5.44
     Exercised .............              5           8.50
     Canceled ..............          2,412           8.64
                                      -----          -----
Balance at December 31, 1998          2,505           3.25
     Granted ...............          3,935           1.28
     Exercised .............             --             --
     Canceled ..............          3,448           3.27
                                      -----          -----
Balance at December 31, 1999          2,992           0.64
     Granted ...............            833           1.70
     Exercised .............             53           0.63
     Canceled ..............            291           1.01
                                      -----          -----
Balance at December 31, 2000          3,481          $0.86
                                      =====          =====

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     At December 31, 2000, the range of exercise prices, the number, weighted-average exercise price and weighted-average remaining term of options outstanding and the number and weighted-average price of options currently exercisable are as follows:

                             Options Outstanding                                  Options Exercisable
-------------------------------------------------------------------------        ---------------------
                                                                Weighted                     Weighted
                                                   Weighted-     Average                      Average
                                                    Average     Exercise         Number      Exercise
 Range of Exercise Prices           Number         Remaining    Price Per         Exer-      Price Per
        (per share)               Outstanding        Term         Share          cisable       Share
----------------------------      -----------      ---------    ---------        -------    ----------
                                             (in thousands, except term and per share data)

$0.63 - $0.63..............         2,698             6.25        $0.63           1,530     $     0.63
$0.69 - $1.88..............           783             9.67        $1.68               3     $     0.90

     On November 17, 1998, in conjunction with the issuance of a $25.0 million subordinated promissory note to an affiliate of LLCP, the Company issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005. In April 1999, in conjunction with the issuance of $5.0 million of an additional subordinated promissory note to an affiliate of LLCP, the Company issued additional warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share to LLCP. As part of the purchase agreement, the existing warrants to purchase 3,450,000 shares at $3.00 per share were exchanged for warrants to purchase 3,115,000 shares at a price of $0.01 per share. The aggregate value of the warrants, $12.9 million, which is comprised of $3.0 million from the original warrants issued in November 1998 and $9.9 million from the repricing and additional warrants issued in April 1999, is reported as deferred interest expense to be amortized over the expected life of the related debt, five years. As of December 31, 2000, 1,000 warrants remained unexercised. As of December 31, 2000, the remaining warrants, and the common stock issued in conjunction with the exercise of 4,449,000 of warrants had not been registered for public sale. However, the holder of the remaining warrants has the right to require the Company register the warrants and common stock for public sale in the future.

     Also in November 1998, the Company entered into an agreement with the Certificate Insurer of its asset-backed securities. The agreement commits the Certificate Insurer to provide insurance for the securitization of $560.0 million in asset-backed securities, of which $250.0 million remained at December 31, 1998. The agreement provides for a 3% initial Spread Account deposit. As consideration for the agreement, the Company issued warrants to purchase up to 2,525,114 shares of common stock at $3.00 per share, subject to anti-dilution adjustments. The warrants are fully exercisable on the date of grant and expire in November 2003. The value of the warrants, $2.2 million, is included in other assets as deferred securitization expense to be amortized over five years. As of December 31, 2000, the warrants had not been registered for public sale. However, the holder of the warrants has the right to require the Company to register the warrants for public sale in the future.

(10) COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases its facilities and certain computer equipment under non-cancelable operating and capital leases, which expire through 2009. Future minimum lease payments at December 31, 2000, under these leases are as follows:

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                   Capital              Operating
                                                                   -------              ---------
                                                                          (in thousands)

        2001                                                       $  597                $ 2,822
        2002                                                          428                  2,725
        2003                                                           70                  2,709
        2004                                                           --                  2,570
        2005                                                           --                  2,572
        Thereafter                                                     --                  6,803
                                                                   ------                -------
        Total minimum lease payments                                1,095                $20,201
                                                                                         =======

        Less: amount representing interest                            113
                                                                   ------
        Present value of net minimum lease payments
                                                                   $  982
                                                                   ======

     Included in furniture and equipment in the accompanying consolidated balance sheets are the following assets held under capital leases at December 31, 2000:

         Furniture and fixtures                       $2,044
         Computer equipment                               76
                                                      ------
                                                       2,120

         Less: accumulated depreciation                1,266
                                                      ------
                                                      $  854
                                                      ======

     Rent expense for the years ended December 31, 2000, 1999 and 1998, was $3.2 million, $3.1 million, and $2.0 million, respectively. The Company's facility lease contains certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the term of the lease.

     In November 1998, the Company entered into a sublease agreement for the space that had been the Company's headquarters in Irvine, California. The sublease agreement extends beyond the term of the lease and provides for the tenant to pay a base rent in excess of the lease payment required of the Company, plus all common area maintenance charges and property taxes. During 2000 and 1999, the Company received $968,920 and $875,215, respectively, of sublease income, which is included in occupancy expenses. Future minimum sublease payments totaled $330,486 at December 31, 2000.

     Litigation

     On October 29, 1999, three ex-employees of LINC filed an involuntary petition under Chapter 7 of the Bankruptcy Code, naming LINC as the debtor, and seeking its liquidation. The petition was filed in the U.S. Bankruptcy Court for the District of Connecticut. Among the allegations asserted against the Company is that LINC is entitled to a retained interest in the Contracts sold by LINC in securitizations, and thus to a share of the distributions from the securitized pools. The Company intends to contest vigorously this matter.

     On May 12, 2000, Jon L. Kunert and Penny Kunert commenced a lawsuit against an automobile dealer, the Company and in excess of 20 other defendants in the Superior Court of California, Los Angeles County. The defendants other than the automobile dealer appear to be various entities ("finance defendants") that may have purchased retail installment contracts from that dealer. The lawsuit alleges that the various finance defendants conspired with the automobile dealer defendant to conceal from motor vehicle purchasers the full cost of credit applicable to their

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


purchases, and seeks a refund of the concealed excess cost. The court has ordered the plaintiffs to file separate lawsuits against each finance defendant. As of the date of this report, the Company is not aware that any such lawsuit has been filed. The Company intends to contest vigorously any such lawsuit, when and if it is filed.

     On August 15, 2000, Linda McGee filed a lawsuit in the New Jersey Circuit Court of Gloucester County alleging that she, and a purported 48-state class, were defrauded by a "conspiracy" among the Company and unspecified automobile dealers. The alleged object of the conspiracy was to conceal from plaintiff the minimum interest rate at which the Company would be willing to finance a vehicle purchase, and thus to gain for the dealer the additional amount that the Company is willing to pay for higher-rate Contracts. The complaint seeks damages in an unspecified amount. The 48-state class alleged by plaintiff is defined to exclude the states of Alabama and Tennessee, where similar lawsuits against other auto finance companies have failed.

     On November 15, 2000, Denice and Gary Lang filed a lawsuit in South Carolina Common Pleas Court, Beaufort County, alleging that they, and a purported nationwide class, were harmed by an alleged failure to refer, in the notice given after repossession of their vehicle, of the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. They seek damages in an unspecified amount.

     Approximately 12 plaintiffs have filed seven lawsuits against approximately 50 defendants, all arising out of the failure of Stanwich Financial Services Corp. ("SFSC") to make certain payments when due in November 2000. The defendants include SFSC, numerous financial institutions, Charles Bradley, Sr., Charles Bradley, Jr. and the Company. The five lawsuits that name the Company as a defendant allege, in essence, that the Company acted as the alter-ego of Charles Bradley, Sr. in connection with the acquisition of SFSC by a corporation controlled by Mr. Bradley, and that Mr. Bradley wrongfully caused SFSC to not pay its obligations to the plaintiffs. Among the acts alleged to be wrongful are the actions of SFSC in lending the Company an aggregate of $20.5 million. Since the filing of the first such lawsuit, the Company has prepaid to SFSC $4 million of such indebtedness. As of the date of this report, the Company has not been required to respond to any of the seven lawsuits, and is in the process of retaining counsel to appear on its behalf. The Company intends to contest vigorously this litigation.

     It is management's opinion, based on the advice of counsel, that all litigation of which it is aware, including the matters discussed above, will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, beyond reserves already taken.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(11) INCOME TAXES

     Income taxes consist of the following:

                                                 Year ended December 31,
                                      ---------------------------------------------
                                        2000               1999              1998
                                      --------           --------           -------
                                                      (in thousands)

Current:
  Federal ..................          $     --           $ (3,450)          $ 3,318
  State ....................                --                 --             1,195
                                      --------           --------           -------
                                            --             (3,450)            4,513
Deferred:
  Federal ..................           (10,458)           (17,926)           10,451
  State ....................            (3,466)            (6,255)            3,653
  Valuation allowance ......             3,668                 --                --
                                      --------           --------           -------
                                                          (24,181)           14,104
      Income taxes (benefit)          $(10,256)          $(27,631)          $18,617
                                      ========           ========           =======

     The Company's effective tax expense benefit for the years ended December 31, 2000, 1999 and 1998, differs from the amount determined by applying the statutory federal rate of 35% to income (loss) before income taxes as follows:

                                                             Year ended December 31,
                                                  ----------------------------------------------
                                                    2000               1999               1998
                                                  --------           --------           --------
                                                                  (in thousands)

Expense (benefit) at federal tax rate ..          $(11,341)          $(25,258)          $ 15,512
California franchise tax, net of federal
  income tax benefit ...................            (2,253)            (4,066)             3,151
Other ..................................              (330)             1,693                (46)
Valuation allowance ....................             3,668                 --                 --
                                                  --------           --------           --------
                                                  $(10,256)          $(27,631)          $ 18,617
                                                  ========           ========           ========

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2000 and 1999, are as follows:

                                                         December 31,
                                                  ---------------------------
                                                    2000               1999
                                                  --------           --------
                                                        (in thousands)

Deferred Tax Assets:
Accrued liabilities ....................          $  1,815           $  1,239
Furniture and equipment ................               210                233
Equity investment ......................               751                434
NOL Carryforward .......................            11,031              9,624
Minimum tax credit .....................               334                334
Other ..................................               465                123
                                                  --------           --------
    Total deferred tax assets ..........            14,606             11,987
Valuation allowance ....................            (3,668)                --
                                                  --------           --------
                                                    10,938             11,987

Deferred Tax Liabilities:
NIRs ...................................            (1,856)            (8,168)
Provision for credit losses ............            (1,158)            (6,140)
Federal impact of state NOL carryforward              (735)              (746)
                                                  --------           --------
    Total deferred tax liabilities .....            (3,749)           (15,054)
                                                  --------           --------
    Net deferred tax asset (liability) .          $  7,189           $ (3,067)
                                                  ========           ========

     As of December 31, 2000, the Company has net operating loss carry-forwards for federal and state income tax purposes of $25.5 million and $20.0 million, respectively, which are available to offset future taxable income, if any, through 2020 and 2010, respectively. In addition, the Company has an alternative minimum tax credit carry-forward of approximately $334,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period.

     As of December 31, 2000, the Company has estimated a valuation allowance against the deferred tax asset of $3.7 million as it is not more than likely that the amounts will be utilized in the future. However, the Company believes that the remaining deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and the expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. The realization of the net deferred tax asset is dependent on material improvements over present levels of consolidated pre-tax income. Cumulative sources of taxable income must reach approximately $17.5 million during the tax net operating loss carryforward period, which management anticipates achieving in an 18 to 24 month period. Management anticipates improvements in pre-tax income due to significant increases in loan originations held for sale and the resumption of securitization transactions in the second quarter of 2001. However, due to uncertainty surrounding the ability of the Company to achieve future pre-tax income beyond this time frame, management has established a valuation allowance, for remaining net deferred tax assets. Although realization is not assured, management believes it is more likely than not that the recognized net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Company files its tax returns on a fiscal year ending March 31. During 1998, the Company's federal income tax return for the tax year ended March 31, 1995, was audited by the Internal Revenue Service. As a result of the audit, the Company was required to pay approximately $150,000 in payroll taxes and interest. The audit was concluded and closed during 1998.

(12) DEBT

     In November 2000, the Company entered into a revolving note purchase facility under which up to $75 million of notes may be outstanding at any time subject to a collateral test and other conditions. The Company uses funds derived from this facility to purchase Contracts, which are pledged to secure the Notes. The collateral test generally allows the Company to borrow up to approximately 75% of the price paid for such Contracts. Notes issued under this facility bear interest at one-month LIBOR plus 0.30% per annum, which rate was 6.56% at December 31, 2000. As of December 31, 2000, the balance outstanding under this facility was $2.0 million.

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

     In April 1998, the Company established a $33.3 million senior secured credit line (the "Senior Secured Line") with State Street Bank and Trust Company, Prudential Insurance and an affiliate of Prudential. Borrowings under the Senior Secured Line were secured by all the Company's assets, including its residual interest in securitizations. The Senior Secured Line was a revolving facility for one year, after which it converted into a loan with a maximum term of four years. The lenders under the Senior Secured Line declared a default in August 1999, and in November 1999

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


reached an agreement with the Company under which such lenders agreed to refrain from exercising their remedies occasioned by such default, and under which the Company and such lenders agreed to a repayment schedule with respect to all indebtedness under the senior secured loan. As part of the agreement to restructure the repayment schedule of the senior secured loan, the interest rate was increased from LIBOR + 4% to LIBOR + 5%. At December 31, 1999, the balance outstanding under the Senior Secured Line was $23.2 million. In March 2000, all amounts owed under the Senior Secured Line were paid in full and the agreement was terminated. Proceeds used to repay the balance owed under the Senior Secured Line were obtained as a result of restructuring certain subordinated debt as discussed below.

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

     In March 2000, the Company issued $16.0 million of senior secured debt to LLCP. The proceeds from the issuance were used to repay in full all amounts owed under the Senior Secured Line. As part of the agreement, all of LLCP's existing debt of $30.0 million, was restructured as senior secured debt, making the Company's aggregate principal indebtedness to LLCP equal to $46.0 million. The $16.0 million bears interest at 12.5% per annum and the interest rate on the $30 million is unchanged at 14.5% per annum. As part of the agreement, all prior defaults were either waived or cured. As of December 31, 2000, the amount outstanding of the $16.0 million portion of senior secured debt was $8.0 million.

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

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

     On December 20, 1995, the Company issued $20.0 million in rising interest subordinated redeemable securities due January 1, 2006 (the "Notes"). The Notes are unsecured general obligations of the Company. Interest on the Notes is payable on the first day of each month, commencing February 1, 1996, at an interest rate of 10.0% per annum. The interest rate increases 0.25% on each January 1 for the first nine years and 0.50% in the last year. In connection with the issuance of the Notes, the Company incurred and capitalized issuance costs of $1.1 million. The Notes are subordinated to certain existing and future indebtedness of the Company as defined in the indenture agreement. The Company is required to redeem, subject to certain adjustments, $1.0 million of the aggregate principal amount of the Notes through the operation of a sinking on or before of January 1, 2000, 2001, 2002, 2003, 2004 and 2005. The Company may at its option elect to redeem the Notes from the registered holders of the Notes, in whole or in part at 100% of their principal amount, plus accrued interest to and including the date of redemption. During each of 2000 and 1999, the Company redeemed $1.0 million of principal amount of the notes in conjunction with the requirements of the related sinking fund agreement. The balance outstanding of the Notes at December 31, 2000 and 1999, was $17.7 million and $19.0 million, respectively.

     During the year ended December 31, 1997 the Company acquired CPS Leasing, Inc. At December 31, 2000 and 1999, CPS Leasing, Inc., had borrowings to banks of $2.4 million and $3.3 million, respectively.

     As of December 31, 1999, the Company's subordinated debt exceeded its consolidated net worth, which excess was an event of default under the indentures governing the RISRS and PENs. The event of default was cured on March 16, 2000, by the issuance of senior secured debt in exchange for outstanding subordinated debt.

     With respect to all borrowings listed above, the Company was in compliance with all related financial covenants as of December 31, 2000.

     The following table summarizes the amount of Senior Secured, subordinated and related party debt maturing over the next 5 years and thereafter:

                       Principal Amount
                       ----------------
                       (in thousands)
      2001 .....          $ 8,699
      2002 .....            1,000
      2003 .....            1,000
      2004 .....           72,500
      2005 .....               --
      Thereafter           14,000
                          -------
        Total ..          $97,199
                          =======

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(13) EMPLOYEE BENEFITS

     The Company sponsors a pretax savings and profit sharing plan (the "401(k) Plan") qualified under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). The Company matches 100% of employees' contributions up to $600 per employee per calendar year. The Company's contributions to the 401(k) Plan were $213,045, $300,791 and $250,428 for the years ended December 31, 2000, 1999 and
1998, respectively.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2000 and 1999, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2000 and 1999, were as follows:

                                                                     December 31,
                                             -------------------------------------------------------------
                                                      2000                                  1999
                                             -------------------------          --------------------------
                                             Carrying                           Carrying
                                             Value or                           Value or
                                             Notional           Fair            Notional            Fair
Financial Instrument                          Amount            Value            Amount             Value
--------------------                         --------          -------          --------          --------
                                                                    (in thousands)

Cash ...............................          $19,051          $19,051          $  1,290          $  1,290
Restricted cash ....................            5,264            5,264             2,034             2,034
Contracts held for sale ............           18,830           18,830             2,421             2,421
Contracts held to maturity .........              302              151             1,939               969
Residual interest in securitizations           99,199           99,199           172,530           172,530
Related party receivables ..........              899              899               901               901
Commitments ........................            2,403               64             1,661                44
Warehouse lines of credit ..........            2,003            2,003                --                --
Notes payable ......................            2,414            2,414             4,006             4,006
Senior secured debt ................           38,000           38,000            23,161            23,161
Subordinated debt ..................           37,699           27,709            69,000            45,678
Related party debt .................           21,500           15,803            21,500            14,233

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Cash and Restricted Cash

     The carrying value equals fair value.

     Contracts held for sale

     The fair value of the Company's contracts held for sale is determined by purchase commitments from investors and prevailing market rates.

     Contracts held to maturity

     The fair value of the Company's contracts held to maturity is determined by purchase commitments from investors and prevailing market rates.

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

     Notes Payable and Senior Secured

     The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of secured instruments.

     Subordinated Debt

     The fair value is based on average trading activity occurring in the last 5 days of the respective periods.


     Related Party Debt

     The fair value is based on the fair value of subordinated debt, as the terms and structure are similar.


(15) LIQUIDITY

     The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash from operating activities have been proceeds from sales of Contracts, amounts borrowed under lines of credit, servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from Spread Accounts. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to Spread Accounts, and income taxes. Internally generated cash may or may not be sufficient to meet the Company's cash demands, depending on the performance of securitized pools (which determines the level of releases from Spread Accounts), on the rate of growth or decline in the Company's servicing portfolio, and on the terms on which the Company is able to buy, borrow against and sell Contracts.

     Contracts are purchased from Dealers for a cash price close to their principal amount, and return cash over a period of years. As a result, the Company has been dependent on lines of credit to purchase Contracts, and on the availability of cash from outside sources in order to finance its continued operations, and to fund the portion of Contract purchase prices not borrowed under lines of credit. For much of the three-year period ended December 31, 2000, the Company was not party to any line of credit that would facilitate purchase of Contracts. Furthermore, the Company did not receive any material releases of cash from Spread Accounts from June 1998 through October 1999. The inability to borrow and the lack of cash releases resulted in a liquidity deficiency, which has since been alleviated.

     The Company's Contract purchasing program currently comprises both (i) purchases for the Company's own account, funded primarily by advances under a revolving credit facility, and (ii) flow purchases for the account of non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from flow purchase of

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Contracts, however, are materially less than may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. For the year ended December 31, 2000, the Company purchased $600.4 million of Contracts on a flow basis, and $31.1 million for its own account, compared to $424.7 million of Contracts purchased, $241.2 million of which was purchased on a flow basis, in the prior year.

     Net cash provided by operating activities was $38.7 million for the year ended December 31, 2000, compared to net cash used in operating activities of $180,000 for the same period in the prior year. During the years ended December 31, 2000, and 1999, the Company did not complete a securitization transaction, and therefore, did not use any cash for initial deposits to Spread Accounts. Cash used for subsequent deposits to Spread Accounts for the year ended December 31, 2000, was $15.0 million, a decrease of $8.1 million, or 34.9%, from cash used for subsequent deposits to Spread Accounts for the prior year. Cash released from Spread Accounts to the Company for the year ended December 31, 2000, was $80.6 million, as compared with $28.0 million for the prior year. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio. In particular, in the prior year most of the cash generated by Contracts held by the Trusts was directed, pursuant to the Securitization Agreements, to building Spread Accounts to their respective specified levels. Those levels having been reached in November 1999, cash subsequently generated has been available for release to the Company.

     From June 1998 to November 1999, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective Securitization Agreements. Accordingly, pursuant to the Securitization Agreements, the specified levels applicable to the Company's Spread Accounts were increased, in most cases to an unlimited amount. Due to cross collateralization provisions of the Securitization Agreements, the specified levels were increased on all but the two most recent of the Company's Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. In addition to requiring higher Spread Account levels, the Securitization Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a recurring basis by the Certificate Insurer with respect to all of the Trusts. Until the November 1999 effectiveness of an amendment (the "Amendment") to the Securitization Agreements, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of the Amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal balance of the Certificates issued by the related Trusts. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable.

     In the event of certain defaults by the Company, the specified level applicable to such credit enhancement could increase to an unlimited amount, but such defaults are narrowly defined, and the Company does not anticipate suffering such defaults. The Amendment has been effective since November 1999, and the Company has received releases of cash from the securitized portfolio on a monthly basis thereafter. The releases of cash are expected to continue and to vary in amount from month to month. There can be no assurance that such releases of cash will continue in the future.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Since November 2000, the Company has been able to purchase Contracts for its own account using proceeds from a $75 million revolving note purchase facility. Approximately 75% of the acquisition cost of Contracts may be advanced to the Company under that facility. The Company also purchases Contracts on a flow basis, which, as compared with purchase of Contracts for the Company's own account, involves a materially reduced demand on the Company's cash. Cash requirements are reduced because the Company need only fund such purchases for the period of several days that elapse between payment to the Dealer and receipt of funds from the flow purchasers. The Company's plan for meeting its liquidity needs is to adjust its levels of Contract purchases to match its availability of cash.

     The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and other factors. There can be no assurance that the current level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.

     The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company plans to adjust its levels of Contract purchases so as to match anticipated releases of cash from Spread Accounts with capital requirements for securitization of Contracts that are purchased for the Company's own account.

(16) SUBSEQUENT EVENTS

     In January 2001, the Company's board of directors authorized the Company to make early repayments on portions of certain debt. During the first quarter of 2001, the Company repaid $4.0 million of senior secured debt, and $4.0 million of related party subordinated debt, incurring $200,000 in prepayment penalties and waiver fees.

(17) SELECTED QUARTERLY DATA (UNAUDITED)

                                    QUARTER           QUARTER             QUARTER           QUARTER
                                     ENDED             ENDED               ENDED             ENDED
                                   MARCH 31,          JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                   ---------          --------         -------------      ------------
                                                  (in thousands, except per share data)

2000
   Revenues ...................    $    374           $ 13,550           $ 14,256           $  7,771
   Loss before income taxes....     (17,517)            (3,186)            (1,491)           (10,209)
   Net loss ...................     (11,097)            (3,186)            (1,178)            (6,686)

   Loss per share:
     Basic ....................    $  (0.55)          $  (0.16)          $  (0.06)          $  (0.33)
     Diluted ..................    $  (0.55)          $  (0.16)          $  (0.06)          $  (0.33)

1999
   Revenues ...................    $ 20,824           $ 13,406           $ (9,204)          $(10,221)
   Loss before income taxes....      (3,667)           (11,925)           (28,559)           (28,012)
   Net income .................      (2,127)            (6,910)           (16,569)           (18,926)

   Loss per share:
     Basic ....................    $  (0.14)          $  (0.37)          $  (0.82)          $  (0.94)
     Diluted ..................    $  (0.14)          $  (0.37)          $  (0.82)          $  (0.94)

1998
   Revenues ...................    $ 24,782           $ 29,724           $ 34,577           $ 37,197
   Loss before income taxes....
                                      9,658             10,240             10,744             13,678
   Net income .................       5,603              5,925              6,238              7,937

   Earnings per share:
     Basic ....................    $   0.37           $   0.39           $   0.40           $   0.51
     Diluted ..................    $   0.34           $   0.36           $   0.38           $   0.44

                                 EXHIBIT INDEX

Exhibit
Number                          Description
------                          -----------

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

10.9    Revolving Credit and Term Note dated April 30, 1998(8)

10.10   Subscription Agreement regarding shares issued in July 1998(11)

10.11   Registration Rights Agreement regarding shares issued in July 1998(11)

10.12 Amended and Restated Motor Vehicle Installment Contract Loan and Security Agreement(9)

10.13   FSA Warrant Agreement dated November 30, 1998(9)

Exhibit
Number                          Description
------                          -----------

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

10.28   Secured Senior Note Due 2001 in the principal amount of $16,000,000(14)

10.29   Warrant to Purchase 1,335,000 Shares of Common Stock(13)

10.30   FSA Letter Agreement dated November 17, 1998(9)

10.31   Agreement dated May 29, 1999 for Sale of Contracts on a Flow Basis(15)

10.32   Amendment to Master Spread Account Agreement(16)

10.33 Sale and Servicing Agreement dated November 17, 2000 (to be filed by amendment)

10.34   Indenture dated as of November 17, 2000 (to be filed by amendment)

21.1    Subsidiaries of the Company(9)

23.1    Consent of independent auditors (filed herewith)

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

(10)    Form 10-Q dated September 30, 1999

(11)    Form 10-Q dated June 30, 1998

(12)    Schedule 13D filed November 25, 1988

(13)    Schedule 13D filed on April 21, 1999

(14)    Schedule 13D filed on March 24, 2000

(15)    Form 10-Q dated June 30, 1999

(16)    Form 10-K dated December 31, 1999