Form 10-K/A
period 2000-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2001-04-30
CIK 889609

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                   -------------------------------------------

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value on April 26, 2001 (based on the $1.95 per share closing price on the Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was approximately $23,700,000. The number of shares of the registrant's Common Stock outstanding on April 26, 2001, was 19,197,338.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
                    -----------------------------------------

================================================================================

This Amendment is filed to disclose the information required to be included in
Part III of the annual report on Form 10-K of Consumer Portfolio Services, Inc. (the "registrant" or the "Company") for the year ended December 31, 2000.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing in Part I of this report, under the caption "Executive Officers," is incorporated herein by reference.

Information regarding the directors of the Company appears below:

  NAME                     AGE  POSITION(S) WITH THE COMPANY
  Charles E. Bradley, Sr.   71  Chairman of the Board of Directors
  Charles E. Bradley, Jr.   41  President, Chief Executive Officer, and Director
  William B. Roberts        63  Director
  John G. Poole             58  Vice Chairman of the Board of Directors
  Robert A. Simms           62  Director
  Thomas L. Chrystie        67  Director

CHARLES E. BRADLEY, SR. has been the Chairman of the Board of the Company since its formation in March 1991. Mr. Bradley is one of the founders of Stanwich Partners, Inc. ("Stanwich"), a Connecticut investment firm that acquires controlling interests in companies in conjunction with the existing operating management of such companies, and has been President, a director and a shareholder of that company since its formation in 1982. Mr. Bradley also, since May 1997, has been President, Chief Executive Officer and sole director of Stanwich Financial Services Corp., a company in the structured settlement business. He is also President, Chief Executive Officer and a director of Reunion Industries, Inc., a publicly held company which manufactures precision plastic products and provides engineered plastics services. Mr. Bradley is currently Chairman of the Board and Chief Executive Officer of DeVlieg-Bullard, Inc., and a director of Texon Energy Corp., and Sanitas, Inc. He is Chairman of the Board and Chief Executive Officer of NAB Asset Corporation (38% of whose outstanding shares of voting stock are held by the Company). Other than Stanwich, all of the above corporations are publicly-held or are required to file periodic reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Mr. Bradley is the father of Charles E. Bradley, Jr.

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

JOHN G. POOLE has been a director of the Company since November 1993 and its Vice Chairman since January 1996. He was a co-founder of Stanwich in 1982 and has been a director, vice president and shareholder of that company since its formation. Mr. Poole is a director of Reunion Industries, Inc. and Sanitas, Inc.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company. Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all required reports were timely filed, except as follows: the Company's president, Charles E. Bradley, Jr. reported late with respect to two transactions in the Company's partially convertible 10.50% notes due 2004.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2000, 1999 and 1998 by the Company's chief executive officer and by its four most highly compensated other executive officers (such five individuals, the "named executive officers") who were serving as executive officers at December 31, 2000.

SUMMARY COMPENSATION TABLE

     ============================== ====== ============ =========== ============ =============
                                                                     Long Term     All Other
                                              Compensation for      Compensation  Compensation
                                                period shown         Awards (1)       (2)
                                           ------------------------ ------------
       Name and Principal Position   Year    Salary        Bonus    Options/SARs
     ------------------------------ ------ ------------ ----------- ------------ -------------
     CHARLES E. BRADLEY, JR.         2000     $525,000    $750,000      333,333         1,446
     President & Chief Executive     1999      500,000     300,000      780,240         1,380
     Officer                         1998      450,000     750,000      498,400         1,380
     ------------------------------ ------ ------------ ----------- ------------ -------------
     NICHOLAS P. BROCKMAN            2000     $165,000    $116,000       10,000         1,292
     Senior Vice President -         1999      151,000      72,000      103,000         1,027
     Collections                     1998      137,000      88,000       84,600           996
     ------------------------------ ------ ------------ ----------- ------------ -------------
     CURTIS K. POWELL                2000     $191,000    $105,000       10,000         1,430
     Senior Vice President -         1999      182,000      73,000      178,000         1,130
     Marketing                       1998      170,000     107,000      178,000         1,046
     ------------------------------ ------ ------------ ----------- ------------ -------------
     RICHARD P. TROTTER              2000     $161,000     $77,000       10,000         1,278
     Senior Vice President -         1999      148,000      65,000      192,600         1,027
     Originations                    1998      137,000      87,000      192,600           988
     ------------------------------ ------ ------------ ----------- ------------ -------------
     WILLIAM L. BRUMMUND, JR.        2000     $161,000     $89,000       10,000         1,302
     Senior Vice President -         1999      153,000      58,000      132,600         1,046
     Administration                  1998      143,000      92,000       84,600         1,002
     ============================== ====== ============ =========== ============ =============

(1) Number of shares that might be purchased upon exercise of options that were granted in the period shown. Options granted in 1998 were cancelled in connection with a 1999 repricing.
(2) Amounts in this column represent (a) Company contributions to the Employee Savings Plan (401(k) Plan), in the amount of $600 per year per individual, and
(b) premiums paid by the Company for group life insurance, as applicable to the named executive officers.

OPTION AND SAR GRANTS

The Company in the year ended December 31, 2000, did not grant any stock appreciation rights to any of the named executive officers, and granted options to such officers on two occasions. The Company in the past had made a practice of granting stock options to its executive officers and other employees from time to time, and in September 2000 granted options to each of its named executive officers. Each named executive officer other than the chief executive officer received a grant of options with respect to 10,000 shares, to become exercisable at the then-current market price of $1.75 per share. The chief executive officer received in September a grant of options with respect to 250,000 shares, and in October a grant of options with respect to 83,333 shares, both of which are or will become exercisable at $1.75 per share.

------------------------------------------------------------------------------   -----------------------
                                                                                   Potential Realizable
OPTIONS/GRANTS IN LAST FISCAL YEAR -                                             Value at Assumed Annual
                                                                                   Rates of Stock Price
INDIVIDUAL GRANTS                                                                Appreciation for Option
                                                                                          Term
------------------------------------------------------------------------------   -----------------------
                                           Percent
                             Number of     of Total
                               Shares      Options    Exercise
                             Underlying   Granted to   or Base
                              Options     Employees     Price     Expiration
           Name               Granted      in 2000    ($/Share)      Date            5%          10%     NOTES
--------------------------   ----------   ---------   ---------   ------------   ----------   ---------- -----
Charles E. Bradley, Jr         250,000       29.98%       1.75        9/21/10    $ 173,335    $ 535,153   (1)
                                83,333        9.99%       1.75        9/21/10    $  57,778    $ 178,384   (2)
--------------------------   ----------   ---------   ---------   ------------   ----------   ---------- -----
Richard P. Trotter              10,000        1.20%       1.75        9/21/10    $   6,933    $  21,406   (3)
--------------------------   ----------   ---------   ---------   ------------   ----------   ---------- -----
Curtis K. Powell                10,000        0.12%       1.75        9/21/10    $   6,933    $  21,406   (3)
--------------------------   ----------   ---------   ---------   ------------   ----------   ---------- -----
William L. Brummund, Jr         10,000        0.12%       1.75        9/21/10    $   6,933    $  21,406   (3)
--------------------------   ----------   ---------   ---------   ------------   ----------   ---------- -----
Nicholas P. Brockman            10,000        0.12%       1.75        9/21/10    $   6,933    $  21,406   (3)
--------------------------   ----------   ---------   ---------   ------------   ----------   ---------- -----

Numbered notes above refer to the associated options becoming exercisable in cumulative installments as follows:

(1)      Exercisable from March 21, 2001.
(2) Becomes exercisable in four equal installments on March 21, 2001, January 1, 2002, January 1, 2003, and January 1, 2004.
(3) Becomes exercisable in five equal installments on January 1, 2001, January 1, 2002, January 1, 2003, January 1, 2004 and January 1, 2005.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

The following table sets forth, as of December 31, 2000, and for the year then ended, the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the December 31, 2000, value of all unexercised options held by such persons. Each option referred to in the table was granted under the Company's 1991 Stock Option Plan, or under the 1997 Long-Term Incentive Stock Plan, at an option price per share equal to the fair market value per share on the date of grant.

=========================  ================================  =========================================
Name                       Number of Unexercised Options at  Value of Unexercised In-the-Money Options
                                  December 31, 2000                    at December 31,2000 (1)
                              Exercisable/Unexercisable               Exercisable/Unexercisable
-------------------------  --------------------------------  -----------------------------------------
Charles E. Bradley, Jr.                    517,640/420,933                          $420,582/$71,175
-------------------------  --------------------------------  -----------------------------------------
Nicholas P. Brockman                         59,400/63,600                           $48,262/$43,550
-------------------------  --------------------------------  -----------------------------------------
Curtis K. Powell                             94,250/83,750                           $76,578/$59,921
-------------------------  --------------------------------  -----------------------------------------
Richard P. Trotter                          132,100/60,500                          $107,331/$41,031
-------------------------  --------------------------------  -----------------------------------------
William L. Brummund, Jr.                     85,000/47,600                           $69,062/$30,550
=========================  ================================  =========================================

(1) Valuation based on the year's last sales price on December 29, 2000 of $1.4375 per share, as reported by Nasdaq.

BONUS PLAN

The named executive officers and other officers participate in a management bonus plan, pursuant to which such employees are entitled to earn cash bonuses, if the Company achieves certain net income levels or goals established by the Board of Directors, and if such employees achieve certain individual objectives. The amount of bonus payable to each officer is determined by the Board of Directors upon recommendation of the Compensation Committee.

DIRECTOR COMPENSATION

During the year ended December 31, 2000, the Company paid director compensation of $125,000 to Mr. Bradley, Sr., for his service as Chairman of the Board of Directors. Mr. Bradley, Jr., President of the Company, received no additional compensation for his service as a director. The remaining directors received a retainer of $1,000 per month and an additional fee of $500 per diem for attendance at meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of CPS Common Stock (its only class of voting securities) owned beneficially as of April 26, 2001, by (i) each person known to CPS to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or named executive officer of CPS, and (iii) all directors and executive officers of CPS as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. The address of Messrs. Bradley, Jr., Brockman, Brummund, Jr., Powell and Trotter is c/o Consumer Portfolio Services, Inc., 16355 Laguna Canyon Road, Irvine, CA 92618.

                                                                                   Amount & Nature of         Percent
                                                                                   ------------------         -------
                    Name & Address of Beneficial Owner                           Beneficial Ownership (1)    of  Class
                    ----------------------------------                           ------------------------    ---------
Charles E. Bradley, Sr...........................................................          3,317,219 (2)        17.3%
   Stanwich Partners, Inc., 62 Southfield Avenue, Stamford, CT 06902
William B. Roberts...............................................................          1,063,982             5.5%
   Monmouth Capital Corp., 126 East 56th Street, New York, NY10022
John G. Poole....................................................................            667,193 (3)         3.4%
   Stanwich Partners, Inc., 62 Southfield Avenue, Stamford, CT 06902
Robert A. Simms..................................................................            331,944 (4)         1.7%
   55 Railroad Ave., Plaza Suite, Greenwich, CT 06830
Thomas L. Chrystie...............................................................            182,100 (5)         0.9%
   P.O. Box 640, Wilson, WY 83014
Charles E. Bradley, Jr...........................................................          3,108,906 (6)        15.5%
Nicholas P. Brockman.............................................................            144,491             0.7%
William L. Brummund, Jr..........................................................            142,973             0.7%
Curtis K. Powell.................................................................            116,716             0.6%
Richard P. Trotter ..............................................................            157,559             0.8%
All directors and executive officers combined (14 persons) ......................          8,866,162 (7)        42.2%
Levine Leichtman Capital Partners II, L.P........................................          4,553,500 (8)        23.7%
   335 North Maple Drive, Suite 240, Beverly Hills, CA 90210
FSA Portfolio Management Inc.....................................................          1,702,334 (9)         8.1%
   350 Park Avenue, New York, NY 10022

(1) Includes certain shares that may be acquired within 60 days after April 26, 2001 from the Company upon exercise of options, as follows: Mr. Poole, 30,000 shares; Mr. Bradley, Jr., 802,907 shares; Mr. Brummund, 98,100 shares; Mr. Brockman, 76,500 shares; Mr. Powell, 116,000 shares; and Mr. Trotter, 153,900 shares.
(2) Includes 207,490 shares owned by the named person's spouse, as to which he has no voting or investment power, and 517,791 shares owned by two corporations (Stanwich Financial Services Corp., or "SFSC," and Stanwich Partners, Inc., or "Stanwich") of which the named person is president and a director. Includes 620,000 shares that are subject to options in favor of Mr. Chrystie and Mr. Bradley, Jr.
(3) Includes 333,333 shares issuable upon conversion of $1,000,000 of Company debt held by the named person.
(4) Includes 16,944 shares owned jointly with Mr. Simms' spouse.
(5) Includes 162,100 shares held by the Thomas L. Chrystie Living Trust, and 20,000 shares that Mr. Chrystie may acquire upon exercise of an option written by SFSC.
(6) Includes 1,058,818 shares held by trusts of which Mr. Bradley is the co-trustee, and as to which shares Mr. Bradley has shared voting and investment power. One such trust holds 211,738 shares for the benefit of Mr. Bradley. The co-trustee, who has shared voting and investment power as to all such shares (representing 5.4% of outstanding shares), is Kimball Bradley, whose address is 11 Stanwix Street, Pittsburgh, PA 15222. Also includes 600,000 shares that Mr. Bradley, Jr. has the presently exercisable right to acquire from Mr. Bradley, Sr.
(7) Includes 1,827,100 shares that may be acquired within 60 days after April 26, 2001, upon exercise of options and conversion of convertible securities.
(8) Comprises 4,552,500 issued shares and 1,000 shares that are issuable upon exercise of an outstanding warrant.
(9) Represents shares issuable upon exercise of a presently exercisable warrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CPS LEASING. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL"). The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the President and a director of the Company. CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term. CPSL financed its purchases of the equipment that it leases to others through either of two lines of credit. Amounts borrowed by CPSL under one of those two lines of credit have been guaranteed by the Company. As of March 31, 2001, the total amount outstanding under the two lines of credit was approximately $2.2 million, of which the Company had guarantied approximately $1.0 million. The Company has also financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL does not borrow under its lines of credit. The aggregate amount of advances made by the Company to CPSL as of March 31, 2001, is approximately $2.3 million. The advances related to operations bear interest at the rate of 8.5% per annum. The advances related to the fraction of the purchase price of leased equipment are not interest bearing.

NAB ASSET CORP. The Company holds 38% of the outstanding shares of NAB Asset Corp. ("NAB"), a corporation of which Mr. Bradley, Sr., is the chairman and chief executive officer and of which Mr. Bradley, Jr., is a director. The Company has agreed to approve a proposed reorganization of NAB under Chapter 11 of the bankruptcy code, in which it will be provided that creditors of NAB be paid in full, that shareholders of NAB other than the Company and one other shareholder receive cash in the amount of $0.125 per share, and that the Company and the one other shareholder continue to hold a minority interest in NAB. Among the creditors of NAB to be paid is SFSC (a corporation of which Mr. Bradley, Sr., is sole director and chief executive officer and, indirectly, the sole shareholder). The debt to be repaid to SFSC is approximately $6.1 million, which is to be repaid over the time period originally applicable to such debt.

CARS USA. In the ordinary course of its business operations, the Company from time to time purchases retail automobile installment contracts from an automobile dealer, Cars USA, which is owned by a corporation of which Mr. Bradley, Sr., and Mr. Bradley, Jr., are the principal shareholders. During the year ended December 31, 2000, the Company purchased 28 such contracts, with an aggregate principal balance of approximately $414,000. The Company paid an aggregate of approximately $400,000 for such contracts. All such purchases were on the Company's normal business terms. Cars USA is indebted to the Company, in the amount of approximately $688,000 as of December 31, 2000.

LEVINE LEICHTMAN. In March 2000, the Company and Levine Leichtman Capital Partners II, L.P. ("LLCP") restructured the outstanding indebtedness of the Company in favor of LLCP, which had been in default. In the restructuring, (i) all existing defaults were waived or cured, (ii) LLCP lent an additional $16 million ("Tranche A") to the Company, (iii) the proceeds of that loan (net of fees and expenses) were used to repay all of the Company's outstanding senior secured indebtedness, (iv) the outstanding $30 million of subordinated indebtedness in favor of LLCP was exchanged for senior indebtedness ("Tranche B"), (v) the Company granted a blanket security interest in favor of LLCP, to secure both Tranche A and Tranche B, and (vi) LLCP released SFSC and others (including Mr. Bradley, Sr., Mr. Bradley, Jr., and Mr. Poole) of any liability for failure to invest $15 million in the Company, as SFSC had previously agreed to do. Tranche A was originally due July 2001, and bore interest at 12.50% per annum; Tranche B is due November 2003, and bears interest at 14.50% per annum. The interest rate is subject to increase by 2.0% in the event of a default by the Company. In the restructuring, the Company paid a fee of $325,000, paid accrued default interest of $300,000, issued 103,500 shares of common stock to LLCP, and paid out-of-pocket expenses of approximately $250,000. The terms of the transaction were determined by negotiation between the Company and LLCP.

In January 2001, the Company prepaid the $4 million then outstanding of Tranche
A. Such prepayment was a condition to obtaining LLCP's consent to the prepayment of $4 million of debt outstanding in favor of SFSC. In connection with such prepayment, the Company paid LLCP a consent fee of $200,000.

SFSC. On September 30, 1999, the Company issued $1.5 million of promissory notes to SFSC. The notes bear interest at the rate of 14.5% per annum. As part of a related agreement, the Company agreed to issue warrants to purchase 207,000 shares of the Company's common stock at the price of $0.01 per share. Those warrants were never issued, and in the March 2000 restructuring, described above, SFSC agreed to accept 103,500 shares of common stock in place of such 207,000 warrants. Throughout 2000, the Company was indebted to SFSC in the principal amount of $20.5 million, and paid interest monthly with respect to that debt. Such interest payments totaled $2.1 million in 2000. Due to the January 2001 retirement of a portion of such debt (see below), such interest is estimated at $1.6 million for the current year. The Company also throughout 2000 was indebted to John G. Poole, a director, in the principal amount of $1,000,000, and paid interest monthly with respect to that debt. Such interest payments totaled $125,000 in 2000, and are estimated to be the same in the current year.

In January 2001 the Company prepaid $4 million out of a total of $20.5 million of debt outstanding in favor of SFSC. The information appearing in note 8 to the Company's consolidated financial statements, filed elsewhere in this report, is incorporated herein by reference.

EMPLOYEE INDEBTEDNESS. The Company has from time to time lent money to its employees, including officers. Such borrowings are evidenced by promissory notes, and generally bear interest at 10% per annum. Charles E. Bradley, Jr. (president and a director) and Nicholas P. Brockman (a senior vice president) were indebted to the Company in excess of $60,000 at various times since January 1, 2000. The maximum indebtedness of Mr. Bradley was $88,436 as of January 1, 2000, and the maximum indebtedness of Mr. Brockman was $154,618 as of January 1, 2000. As of April 27, 2001, Mr. Bradley's and Mr. Brockman's indebtedness to the Company was $0 and $60,618 respectively.

FSA. In November 1999 the Company entered into a revolving note purchase facility, using the proceeds of sale of such notes to purchase automotive receivables. Financial Security Assurance Inc. ("FSA"), which is the beneficial holder of in excess of 5% of the Company's stock, issued a financial guaranty insurance policy with respect to all payments of principal and interest called for by such notes, for which it receives fees and insurance premiums. FSA has also issued financial guaranty insurance policies with respect to payments of interest and principal due under specified asset-backed securities sponsored by the Company and issued at various times from 1994 through 1998, for which it also receives fees and insurance premiums.

The agreements and transactions described above (other than those between the Company and LLCP or the Company and FSA) were entered into by the Company with parties who personally benefited from such transactions and who had a control or fiduciary relationship with the Company. In each case such agreements and transactions have been reviewed and approved by the members of the Company's Board of Directors who are disinterested with respect thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONSUMER PORTFOLIO SERVICES, INC.
                                          (Registrant)
April 30, 2001                            By: /s/ CHARLES E BRADLEY, JR.
                                              ----------------------------------
                                              Charles E. Bradley, Jr., President