Form 10-Q
period 2001-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2001-05-14
CIK 889609

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 19, 2001, the registrant had 19,486,190 common shares outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed consolidated balance sheets as of March 31, 2001
           and December 31, 2000.....................................    1
         Condensed consolidated statements of operations for the
           three-month periods ended March 31, 2001 and 2000.........    2
         Condensed consolidated statements of cash flows for the
           three-month periods ended March 31, 2001 and 2000.........    3
         Notes to condensed consolidated financial statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   13
Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   18

                     PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................   20
Signatures...........................................................   21

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
Cash........................................................  $  8,627       $ 19,051
Restricted cash.............................................     5,911          5,264
Contracts held for sale (note 2)............................     5,389         18,830
Servicing fees receivable...................................     3,483          3,204
Residual interest in securitizations (note 3)...............   108,418         99,199
Furniture and equipment, net................................     2,382          2,559
Deferred financing costs....................................     1,544          1,898
Related party receivables...................................       871            899
Deferred interest expense...................................     7,402          8,102
Deferred tax assets, net (note 8)...........................     7,069          7,189
Other assets................................................     9,230          9,499
                                                              --------       --------
                                                              $160,326       $175,694
                                                              ========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses.......................  $  9,792       $ 10,958
Warehouse line of credit....................................        --          2,003
Capital lease obligation....................................       877            998
Notes payable...............................................     2,182          2,414
Senior secured debt.........................................    30,000         38,000
Subordinated debt...........................................    37,158         37,699
Related party debt..........................................    17,500         21,500
                                                              --------       --------
                                                                97,509        113,572
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 5,000,000 shares;
  none issued...............................................        --             --
Series A preferred stock, $1 par value; authorized 5,000,000
  shares; 3,415,000 shares issued; none outstanding.........        --             --
Common stock, no par value; authorized 30,000,000 shares;
  20,389,401 and 20,367,901 shares issued and outstanding at
  March 31, 2001 and December 31, 2000, respectively........    65,389         64,277
Retained earnings (deficit).................................        55           (131)
Deferred compensation.......................................    (1,056)          (734)
Treasury stock, 878,061 and 720,752 shares at March 31, 2001
  and December 31, 2000, respectively, at cost..............    (1,571)        (1,290)
                                                              --------       --------
                                                                62,817         62,122
                                                              --------       --------
                                                              $160,326       $175,694
                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
REVENUES:
Gain on sale of contracts, net (note 4).....................  $ 9,371    $  4,346
Interest income (loss) (note 5).............................    5,014      (8,957)
Servicing fees..............................................    2,580       5,095
Other income (loss).........................................      360        (110)
                                                              -------    --------
                                                               17,325         374
                                                              -------    --------
EXPENSES:
Employee costs..............................................    6,952       6,793
General and administrative..................................    2,867       3,528
Interest....................................................    4,269       4,779
Marketing...................................................    1,920       1,520
Occupancy...................................................      769         958
Depreciation and amortization...............................      242         301
Related party consulting fees...............................       --          12
                                                              -------    --------
                                                               17,019      17,891
                                                              -------    --------
Income (loss) before income taxes (benefit).................      306     (17,517)
Income taxes (benefit) (note 8).............................      120      (6,420)
                                                              -------    --------
Net income (loss)...........................................  $   186    $(11,097)
                                                              =======    ========
Earnings (loss) per share (note 6):
  Basic.....................................................  $  0.01    $  (0.55)
  Diluted...................................................  $  0.01    $  (0.55)
Number of shares used in computing earnings (loss) per share
  (note 6):
  Basic.....................................................   19,577      20,144
  Diluted...................................................   21,356      20,144

     See accompanying notes to condensed consolidated financial statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $     186    $ (11,097)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................        242          301
    Amortization of deferred financing costs................        354          165
    Provision for (recovery of) credit losses...............       (664)         400
    NIR gains recognized....................................     (2,903)          --
    Deferred compensation...................................        778           --
    Equity in net loss of investment in unconsolidated
     affiliates.............................................         --          484
    Releases of cash from Trusts to Company.................     10,690       21,302
    Net deposits to spread accounts.........................     (8,087)      (2,886)
    (Increase) decrease in receivables from Trusts and
     investment in subordinated certificates................     (8,919)       7,779
    Changes in assets and liabilities:
      Restricted cash.......................................       (647)       1,684
      Purchases of contracts held for sale..................   (190,751)    (157,620)
      Liquidation of contracts held for sale................    204,856      156,159
      Other assets..........................................        680        2,884
      Accounts payable and accrued expenses.................     (1,166)      (1,184)
      Warehouse line of credit..............................     (2,003)          --
      Deferred tax assets, net..............................        120           --
      Taxes payable/receivable..............................         --       (7,062)
                                                              ---------    ---------
        Net cash provided by operating activities...........      2,766       11,309

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net related party receivables.............................         28          (11)
  Purchases of furniture and equipment......................        (55)          --
                                                              ---------    ---------
        Net cash used in investing activities...............        (27)         (11)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in senior secured debt...........................         --       16,000
  Repayment of senior secured debt..........................     (8,000)     (23,161)
  Repayment of subordinated debt............................       (541)          --
  Repayment of capital lease obligations....................       (121)        (168)
  Repayment of notes payable................................       (232)        (371)
  Repayment of related party debt...........................     (4,000)          --
  Payment of financing costs................................         --         (539)
  Repurchase of common stock................................       (281)          --
  Exercise of options and warrants..........................         12           --
                                                              ---------    ---------
        Net cash used in financing activities...............    (13,163)      (8,239)
                                                              ---------    ---------
Increase (decrease) in cash.................................    (10,424)       3,059
Cash at beginning of period.................................     19,051        1,640
                                                              ---------    ---------
Cash at end of period.......................................  $   8,627    $   4,699
                                                              =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $   3,232    $   3,957
    Income taxes............................................  $      --    $     642

Supplemental disclosure of non-cash investing and financing
  activities:
  Issuance of common stock upon restructuring of debt.......  $      --    $     311
  Reclassification of subordinated debt.....................  $      --    $  30,000
  Stock compensation........................................  $     778    $      --

     See accompanying notes to condensed consolidated financial statements

                       CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Unaudited Condensed Consolidated Financial Statements

     The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2001, are not necessarily indicative of the operating results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries CPS Marketing, Inc., Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC"), CPS Funding LLC ("CPSLLC"), CPS Funding Corporation ("CPSFC") and CPS Warehouse Corp. ("CPSWC"). Alton, CPSRC, CPSLLC, CPSFC and CPSWC are limited purpose corporations formed to accommodate the structures under which the Company purchases and sells its Contracts. CPS Marketing, Inc. employs marketing representatives who solicit business from motor vehicle dealers ("Dealers"). The consolidated financial statements also include the accounts of LINC Acceptance Company, LLC, and CPS Leasing, Inc., which are 80% owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates that are not majority owned are reported using the equity method. The excess of the purchase price of such subsidiaries over the Company's share of the net assets at the acquisition date ("goodwill") is being amortized over a period of up to fifteen years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting operating income at an appropriate discount rate.

  Contracts Held for Sale

     Contracts held for sale (generally "Contracts") are stated at the lower of cost or market value. Market value is determined by purchase commitments from investors and prevailing market prices. Gains and losses are recorded as appropriate when Contracts are sold. The Company considers a transfer of Contracts, where the Company surrenders control over the Contracts, a sale to the extent that consideration, other than beneficial interests in the transferred Contracts, is received in exchange for the Contracts.

  Contracts Held to Maturity

     Contracts held to maturity are presented at cost and are included in other assets. Payments received on Contracts held to maturity are restricted to first satisfy any outstanding obligations of certain securitized pools, with any remaining balance of such payments being returned to the Company, and the related Contracts cannot be resold.

                       CONSUMER PORTFOLIO SERVICES, INC.

  Allowance for Credit Losses

     The Company estimates an allowance for credit losses, which management believes provides adequately for known and inherent losses that exist in the Contracts held for sale. Provision for loss is charged to gain on sale of Contracts. Charge offs, net of recoveries, are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral.

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

  Residual Interest in Securitizations and Gain on Sale of Contracts

     Gain on sale may be recognized on the disposition of Contracts either outright (as in the Company's flow purchase program) or in securitization transactions. In its securitization transactions, a wholly-owned subsidiary of the Company retains a residual interest in the Contracts that are sold.

     From 1994 through 1998, the Company sold Contracts in securitization transactions generally once per quarter. In the first quarter of 2001, the Company began to sell Contracts continuously (that is, approximately once or twice per week) to a wholly-owned subsidiary in an ongoing securitization structure.

     Both the residual interest in securitizations prior to 1999 and the residual interest in the Contracts sold continuously are reflected in the line item "residual interest in securitizations" on the Company's condensed consolidated balance sheet.

     Securitization transactions prior to 1999 were structured as follows:
First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company

                       CONSUMER PORTFOLIO SERVICES, INC.

provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased significantly in 1998. Effective November 3, 1999, as applied to monthly measurement dates from September 1999 onward, the specified levels have decreased. See note
7 -- "Liquidity".

     The continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the SPS repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 75% of the aggregate principal balance of the Contracts, and
(iv) no Spread Account is involved.

     The agreements under which the Company securitizes continuously expire in November 2001, and there can be no assurance that such agreements will be renewed.

     At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, and (b) receivables from Trust which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

     The Company allocates its basis in the Contracts between the Certificates and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. For that valuation, the Company has used an effective discount rate of approximately 14% to 15% per annum.

     The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Securitization Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount

                       CONSUMER PORTFOLIO SERVICES, INC.

necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Securitization Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals.

     The annual percentage rate payable on the Contracts is significantly greater than the pass through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 4% to 7% per annum. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the Residuals, the Company estimates that losses as a percentage of the original principal balance will range from 13% to 17% cumulatively over the lives of the related Contracts.

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

  New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138 (collectively "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in foreign operations, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

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

                       CONSUMER PORTFOLIO SERVICES, INC.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement for FASB Statement No. 125" ("SFAS 140"). The new statement, SFAS 140, revises the standards for accounting for securitizations and for other transfers of financial assets and collateral. SFAS 140 also requires certain disclosures that were not required under FASB Statement No. 125. The accounting provisions of SFAS 140 will apply to the Company for transfers of financial assets occurring after March 31, 2001, and the reclassification and disclosure provisions will apply to the Company for fiscal years ending after December 15, 2000. Because most of the provisions of FASB Statement No. 125 are carried over into SFAS 140 without change, the Company does not expect that the adoption and implementation of SFAS 140 will have a material effect on its results of operations or financial condition.

(2) CONTRACTS HELD FOR SALE

     The following table presents the components of Contracts held for sale:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
                                                            (IN THOUSANDS)
Gross receivable balance.............................   $ 7,768       $21,426
Unearned finance charges.............................       (43)         (308)
Deferred acquisition fees and discounts..............        (4)         (121)
Allowance for credit losses..........................    (2,332)       (2,167)
                                                        -------       -------
Net contracts held for sale..........................   $ 5,389       $18,830
                                                        =======       =======

(3) RESIDUAL INTEREST IN SECURITIZATIONS

     The following table presents the components of the residual interest in securitizations:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
                                                            (IN THOUSANDS)
Cash, commercial paper, US government securities and
  other qualifying investments (Spread Account)......  $ 57,951       $60,554
Receivables from Trusts..............................    50,462        38,639
Investment in subordinated certificates..............         5             6
                                                       --------       -------
Residual interest in securitizations.................  $108,418       $99,199
                                                       ========       =======

     The following table presents estimated remaining undiscounted credit losses included in the fair value estimated of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                       MARCH 31,    DECEMBER 31,
                                                         2001           2000
                                                       ---------    ------------
                                                            (IN THOUSANDS)
Undiscounted estimated credit losses.................  $ 16,809       $ 17,819
                                                       ========       ========
Servicing subject to recourse provisions.............  $373,182       $389,602
                                                       ========       ========
Undiscounted estimated credit losses as percentage of
  servicing subject to recourse provisions...........      4.50%          4.57%
                                                       ========       ========

     During the three-month period ended March 31, 2001, the Company sold approximately $52.8 million of Contracts, excluding contracts sold on a flow basis. Such sale resulted in an increase to receivables from Trusts of $15.7 million, $2.9 million of which was NIRs. Such NIRs are included as a component of gain on sale of Contracts (see note 4).

                       CONSUMER PORTFOLIO SERVICES, INC.

(4) GAIN ON SALE OF CONTRACTS

     The following table presents components of net gain on sale of Contracts:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                             ----------------
                                                              2001      2000
                                                             ------    ------
                                                              (IN THOUSANDS)
Gains on sale of Contracts.................................  $7,536    $4,847
Deferred acquisition fees and discounts....................   1,281         9
Expenses related to sales..................................    (110)     (110)
Provision for (recovery of) credit losses..................     664      (400)
                                                             ------    ------
Net gain on sale of contracts..............................  $9,371    $4,346
                                                             ======    ======

(5) INTEREST INCOME (LOSS)

     The following table presents the components of interest income (loss):

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                            -----------------
                                                             2001      2000
                                                            ------    -------
                                                             (IN THOUSANDS)
Interest on Contracts held for sale.......................  $1,545    $   323
Residual interest income, net.............................   3,334     (9,280)
Other interest income.....................................     135         --
                                                            ------    -------
Net interest income (loss)................................  $5,014    $(8,957)
                                                            ======    =======

     Beginning the second quarter of 2000, the Company refined its methodology of recognizing residual interest income. Prior to such refinement, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts. This method of recognizing residual interest income approximated a level yield rate of residual interest income, net of amortization of the NIRs, primarily due to the continued addition of new securitizations. As a result of the Company not having securitized any Contracts from December 1998 to the date of refinement, the methodology described above would not reflect the appropriate level yield. Therefore, the Company refined its methodology to accrete residual interest income on a level yield basis, using an accretion rate that approximates the discount rate used to value the residual interest in securitizations, or approximately 14%. Under the refined methodology, the accretion of residual interest income results in an addition to receivables from Trusts which is reduced by the amount of cash released from the Trusts.

                       CONSUMER PORTFOLIO SERVICES, INC.

(6) EARNINGS (LOSS) PER SHARE

     Diluted earnings (loss) per share for the three-month periods ended March 31, 2001 and 2000, was calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2001 and 2000:

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                               (IN THOUSANDS)
Weighted average number of common shares outstanding during
  the period used to compute basic earnings (loss) per
  share.....................................................  19,577    20,144
Incremental common shares attributable to exercise of
  outstanding options and warrants..........................   1,779        --
                                                              ------    ------
Number of common shares used to compute diluted earnings
  (loss) per share..........................................  21,356    20,144
                                                              ======    ======

     If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in diluted earnings (loss) per share calculation would have included an additional 1.7 million shares from outstanding stock options and warrants for the three months ended March 31, 2000. In addition, 1.1 million and 2.4 million of additional incremental shares attributable to the conversion of certain subordinated debt would also be included for the three-month periods ended March 31, 2001, and 2000, respectively.

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

     The Company's Contract purchasing program currently comprises both (i) purchases for the Company's own account, funded primarily by advances under a revolving credit facility, and (ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. In the three-month period ended March 31, 2001, the Company purchased $146.1 million of Contracts on a flow basis, and $44.6 million for its own account, compared to $157.6 million of Contracts purchased in the prior year's period, all of which was purchased on a flow basis.

                       CONSUMER PORTFOLIO SERVICES, INC.

     Net cash provided by operating activities for the thee-month periods ended March 31, 2001, and 2000, was $2.8 million and $11.3 million, respectively. The Company in the quarter ended March 31, 2001, purchased Contracts other than on a flow basis, which it did not do in the corresponding prior year's period. Such purchases required that the Company fund the portion of Contract purchase prices beyond what its SPS was able to borrow in the continuous securitization structure, which in the aggregate required cash of approximately $13.9 million. Cash used for subsequent deposits to Spread Accounts for the three-month periods ended March 31, 2001, and 2000, was $8.1 million and $2.9 million, respectively. Cash released from Spread Accounts to the Company for the three-month periods ended March 31, 2001, and 2000, was $10.7 million and $21.3 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

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

     Since November 2000, the Company has been able to purchase Contracts for its own account using proceeds from a $75 million revolving note purchase facility. Approximately 75% of the principal balance of the Contracts may be advanced to the Company under that facility. The note purchase facility was modified during March 2001, with the effect that sales of Contracts to the facility-related SPS may be treated as an ongoing securitization. The Company also purchases Contracts on a flow basis, which, as compared with purchase of Contracts for the Company's own account, involves a materially reduced demand on the Company's cash. The Company's plan for meeting its liquidity needs is to adjust (i) its levels of Contract purchases and, (ii) the mix between flow purchases and purchases for its own account to match its availability of cash.

                       CONTUMER PORTFOLIO SERVICES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

     The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and other factors. The Company's ability to vary the mix of Contract sales between the flow purchasers and its SPS is dependent on the willingness of flow purchasers to purchase Contracts and the continued availability of the note purchase facility. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.

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

(8) INCOME TAXES

     As of March 31, 2001, the Company has estimated a valuation allowance against the deferred tax asset of $3.7 million as it is not more than likely that the amounts will be utilized in the future. However, the Company believes that the remaining deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and the expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. The realization of the net deferred tax asset is dependent on material improvements over present levels of consolidated pre-tax income. Cumulative sources of taxable income must reach approximately $17.0 million during the tax net operating loss carryforward period. The majority of the carryforward begins to expire in 2020. Management anticipates that the Company will earn taxable income in the current year due to significant increases in loan originations held for sale and the resumption and continuation of securitization transactions. However, due to uncertainty surrounding the ability of the Company to achieve future pre-tax income beyond this time frame, management has established a valuation allowance, for remaining net deferred tax assets. Although realization is not assured, management believes it is more likely than not that the recognized net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Consumer Portfolio Services, Inc. and its subsidiaries (collectively, the "Company") primarily engage in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the United States. As of the date of this report the Company is active in 35 states. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

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

     Gain on sale may be recognized on the disposition of Contracts either outright (as in the Company's flow purchase program) or in securitization transactions. In its securitization transactions, a wholly-owned subsidiary of the Company retains a residual interest in the Contracts that are sold.

     From 1994 through 1998, the Company sold Contracts in securitization transactions generally once per quarter. In the first quarter of 2001, the Company began to sell Contracts continuously (that is, approximately once or twice per week) to a wholly-owned subsidiary in an ongoing securitization structure.

     Both the residual interest in securitizations prior to 1999 and the residual interest in the Contracts sold continuously are reflected in the line item "residual interest in securitizations" on the Company's condensed consolidated balance sheet.

     Securitization transactions prior to 1999 were structured as follows:
First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement. The specified levels applicable to the Company's sold pools increased significantly in 1998. Effective November 3, 1999, as applied to monthly measurement dates from September 1999 onward, the specified levels have decreased. See "Liquidity and Capital Resources".

     The continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the SPS repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 75% of the aggregate principal balance of the Contracts, and
(iv) no Spread Account is involved.

     The agreements under which the Company securitizes continuously expire in November 2001, and there can be no assurance that such agreements will be renewed.

     At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, and (b) receivables from Trust which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

     The Company allocates its basis in the Contracts between the Certificates and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. For that valuation, the Company has used an effective discount rate of approximately 14% to 15% per annum.

     The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Securitization Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Securitization Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. Spread Account balances are held by the Trusts on behalf of the Company as the owner of the Residuals.

     The annual percentage rate payable on the Contracts is significantly greater than the pass through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 4% to 7% per annum. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the Residuals, the Company estimates that losses as a percentage of the original principal balance will range from 13% to 17% cumulatively over the lives of the related Contracts.

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

RESULTS OF OPERATIONS

 The three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000

     Revenues. During the three months ended March 31, 2001, revenues increased $16.9 million to $17.3 million, compared to $374,000 for the three-month period ended March 31, 2000. Gain on sale of Contracts increased by $5.0 million, or 115.6%, and represented 54.1% of total revenues. The primary reason for the increase is due to the Company's securitizing approximately $52.8 million of Contracts, resulting in the recognition of approximately $4.1 million of gain on sale of such Contracts. No such sales occurred in the prior year's period. Gain on sale of Contracts is reduced by approximately $110,000 of expenses related to previous securitization transactions, including the amortization of a warrant issued to the Certificate Insurer in November 1998. In addition, for the three-month period March 31, 2001, the Company reversed $664,000 of the allowance for credit losses on Contracts held for sale during the period into gain on sale, and charged against gain on sale of Contracts $400,000 of provision for credit losses for the same period in the prior year.

     Interest income increased $14.0 million to $5.0 million during the three-month period ended March 31, 2001, from $9.0 million of negative interest income in the prior year's period. The increase in interest income is primarily due to the increase in residual interest income. During the three-month period ended March 31, 2001, residual interest increased to $3.3 million from a negative $9.3 million for the three-month period ended March 31, 2000. The increase in residual interest income is due to the Company refining its methodology beginning with the three-month period ended June 30, 2000, to accrete residual interest income on a level yield basis using an accretion rate that approximates the discount rate used to value the residual interest in securitizations, or approximately 14%. Prior to such period, and for the three-month period ended March 31, 2000, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts, net of any amortization of the related NIRs. This method of residual interest income recognition approximated a level yield rate of residual interest income due to continued addition of new securitizations. Since the Company had not securitized any Contracts since December 1998, this method would not have reflected the appropriate level yield and thus was refined during the second quarter of 2000.

     Servicing fees decreased by approximately $2.5 million, or 49.4%. The decrease in servicing fees is due to the decrease in the servicing portfolio. As of March 31, 2001, the Company was earning servicing fees on 53,367 sold Contracts with aggregate outstanding principal balances approximating $373.2 million, compared to 82,317 Contracts with aggregate outstanding principal balances approximating $692.5 million as of March 31, 2000. In addition to the $373.2 million in sold Contracts, on which servicing fees were earned, the Company was holding and servicing an additional $8.1 million in Contracts, for an aggregate total servicing portfolio at March 31, 2001, of $381.3 million. The Company began acquiring Contracts for its servicing portfolio in December 2000. However, the volume of Contracts the Company is currently acquiring does not exceed the amortization of the existing portfolio, thus, the aggregate principal balance of the servicing portfolio is decreasing over time. Accordingly, the Company expects that its servicing portfolio will continue to decrease in the near term and level off sometime during 2001, at which time servicing fees will stabilize. There can be no assurance the Company will be able to purchase and hold sufficient Contracts that the servicing fees earned will stabilize.

     Expenses. During the three-month period ended March 31, 2001, operating expenses decreased by $872,000, or 4.9%, compared to the three-month period ended March 31, 2000. General and administrative expenses decreased by $661,000, or 18.7%, and represented 16.8% of total operating expenses. The primary reason for the decrease is due to the reversal of an accrual previously taken for certain taxes owed to the state of North Carolina. Those taxes have been settled for a lesser amount than was assessed and previously accrued.

     Interest expense decreased $510,000, or 10.7%, and represented 25.1% of total operating expenses. See "Liquidity and Capital Resources." The decrease is primarily due to the decrease in the reduction of the principal balance of certain senior secured and subordinated debt. Aggregate senior secured and subordinated debt outstanding at March 31, 2001, totaled $84.7 million, compared to $106.5 million at March 31, 2000 and $97.2 million at December 31, 2000.

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

     The Company's Contract purchasing program currently comprises both (i) purchases for the Company's own account, funded primarily by advances under a revolving credit facility, and (ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. In the three-month period ended March 31, 2001, the Company purchased $146.1 million of Contracts on a flow basis, and $44.6 million for its own account, compared to $157.6 million of Contracts purchased in the prior year's period, all of which was purchased on a flow basis.

     Net cash provided by operating activities for the three-month periods ended March 31, 2001, and 2000, was $2.8 million and $11.3 million, respectively. The Company in the quarter ended March 31, 2001, purchased Contracts other than on a flow basis, which it did not do in the corresponding prior year's period. Such purchases required that the Company fund the portion of Contract purchase prices beyond what its SPS was able to borrow in the continuous securitization structure, which in the aggregate required cash of approximately $13.9 million. Cash used for subsequent deposits to Spread Accounts for the three-month periods ended March 31, 2001, and 2000, was $8.1 million and $2.9 million, respectively. Cash released from Spread Accounts to the Company for the three-month periods ended March 31, 2001, and 2000, was $10.7 million and $21.3 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of sold Contracts that make up the Company's Servicing Portfolio.

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

     Since November 2000, the Company has been able to purchase Contracts for its own account using proceeds from a $75 million revolving note purchase facility. Approximately 75% of the principal balance of Contracts may be advanced to the Company under that facility. The note purchase facility was modified during March 2001, with the effect that sales of Contracts to the facility-related SPS may be treated as an ongoing securitization. The Company also purchases Contracts on a flow basis, which, as compared with purchase of Contracts for the Company's own account, involves a materially reduced demand on the Company's cash. The Company's plan for meeting its liquidity needs is to adjust (i) its levels of Contract purchases and, (ii) the mix between flow purchases and purchases for its own account to match its availability of cash.

     The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and other factors. The Company's ability to vary the mix of Contract sales between the flow purchasers and its SPS is dependent on the willingness of flow purchasers to purchase Contracts and the continued availability of the note purchase facility. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.

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

  Forward-Looking Statements

     This report on Form 10-Q contains certain "forward-looking statements," including, without limitation, the statements to the effect that the Company plans to securitize Contracts in the future. Such plans are dependent on the Company's ability to conclude transactions with third parties, over which third parties the Company has no control.

     Furthermore, there can be no assurance that the Company will have the liquidity or capital resources to enable it to post the reserves required for credit enhancement of such transactions, or that the securitization markets will be receptive at the time that the Company seeks to engage in such transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

     Although the Company completed a securitization during the first quarter of 2001, the structure did not lend itself to some of the strategies the Company has used in the past to minimize interest rate risk as described below. Specifically, the rate on the Certificates issued is adjustable and there is no pre-funding component. The Company does intend to issue fixed rate Certificates and include pre-funding structures for future securitization transactions, whereby the amount of asset-backed securities issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding. as to which there can be no assurance. In addition, the Contracts the Company does purchase and securitize have fixed rates of interest. Therefore, some of the strategies the Company has used in the past to minimize interest rate risk do not apply currently.

     The Company is subject to market risks due to fluctuations in interest rates primarily through its outstanding indebtedness and to a lesser extent its outstanding interest earning assets, and commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of such indebtedness:

                                                           MARCH 31,            DECEMBER 31,
                                                             2001                   2000
                                                      -------------------    -------------------
                                                      CARRYING     FAIR      CARRYING     FAIR
                FINANCIAL INSTRUMENT                   VALUE       VALUE      VALUE       VALUE
                --------------------                  --------    -------    --------    -------
                                                                    (IN THOUSANDS)
Warehouse lines of credit...........................  $    --     $    --    $ 2,003     $ 2,003
Notes payable.......................................    2,182       2,182      2,414       2,414
Senior secured debt.................................   30,000      30,000     38,000      38,000
Subordinated debt...................................   37,158      29,556     37,699      27,709
Related party debt..................................   17,500      13,920     21,500      15,803

     Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated and do not reflect amounts of which amounts outstanding could be settled by the Company, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The information provided under the caption "Legal Proceedings" in the Company's annual report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference. The following developments have occurred in the legal proceedings there described:

          In the Kunert case, it was previously reported that the court had ordered that separate complaints be filed with respect to the Company and each other financing defendant against which the plaintiffs were to proceed. Such a complaint against the Company has since been filed, by Angela Hicks, in the California Superior Court, Los Angeles County, on March 8, 2001. The allegations of the Hicks complaint do not differ in any material way from those previously disclosed.

     The several lawsuits relating to failure of Stanwich Financial Services Corp. to make required payments have been consolidated, together with other lawsuits making similar allegations, all in the California Superior Court, Los Angeles County. The Company has retained counsel in the matter, and will contest the matter vigorously in its response to the complaints, due May 22, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) There are no exhibits filed with this report.

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

                                          CONSUMER PORTFOLIO SERVICES, INC.
                                          (Registrant)

Date: May 14, 2001                            /s/ CHARLES E. BRADLEY, JR.
                                          --------------------------------------
                                                 Charles E. Bradley, Jr.
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

Date: May 14, 2001                                /s/ JAMES L. STOCK
                                          --------------------------------------
                                                      James L. Stock
                                              Senior Vice President -- Chief
                                                    Financial Officer
                                              (Principal Financial Officer)

Date: May 14, 2001                                /s/ DENESH BHARWANI
                                          --------------------------------------
                                                     Denesh Bharwani
                                                        Controller
                                              (Principal Accounting Officer)