Form 10-Q
period 2001-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2001-08-10
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------
                                    FORM 10-Q
                                ----------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 8, 2001, the registrant had 19,556,460 common shares outstanding.

================================================================================

                             CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                             INDEX TO FORM 10-Q
                                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                                                                                       PAGE
                                                                                                       ----
                                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000..............   1
         Condensed Consolidated Statements of Operations for the three-month and six-month periods
            ended June 30, 2001 and 2000 .............................................................   2
         Condensed Consolidated Statements of Cash Flows for the six-month period
            ended June 30, 2001 and 2000..............................................................   3
         Notes to Condensed Consolidated Financial Statements.........................................   4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........   9
Item 3.  Quantitative and Qualitative Disclosure About Market Risk....................................  13


                                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................  14
Item 4.  Submission of Matters to a Vote of Shareholders..............................................  15
Item 6.  Exhibits and Reports on Form 8-K.............................................................  15
Signatures............................................................................................  16

ITEM 1.  FINANCIAL STATEMENTS

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                       JUNE 30,     DECEMBER 31,
                                                         2001          2000
                                                      ----------    ----------
                                                      (UNAUDITED)
                 ASSETS

Cash                                                  $   2,982     $  19,051
Restricted cash                                           6,797         5,264
Contracts held for sale                                   4,222        18,830
Servicing fees receivable                                 4,552         3,204
Residual interest in securitizations                    111,498        99,199
Furniture and equipment, net                              2,436         2,559
Deferred financing costs                                  1,364         1,898
Related party receivables                                   866           899
Deferred interest expense                                 6,707         8,102
Deferred tax assets, net                                  7,081         7,189
Other assets                                              7,851         9,499
                                                      ----------    ----------
                                                      $ 156,356     $ 175,694
                                                      ==========    ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                 $  10,050     $  10,958
Warehouse line of credit                                      -         2,003
Capital lease obligation                                    749           998
Notes payable                                             1,986         2,414
Senior secured debt                                      26,000        38,000
Subordinated debt                                        37,158        37,699
Related party debt                                       17,500        21,500
                                                      ----------    ----------
                                                         93,443       113,572

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                   -             -
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                  -             -
Common stock, no par value; authorized
   30,000,000 shares; 20,521,101 and 20,367,901
   shares issued, 19,541,160 and 19,647,149
   shares outstanding at June 30, 2001 and
   December 31, 2000, respectively                       65,157        64,277
Retained earnings (deficit)                                 296          (131)
Deferred compensation                                      (789)         (734)
Treasury stock, 979,941 and 720,752 shares
   at June 30, 2001 and December 31, 2000,
   respectively, at cost                                 (1,751)       (1,290)
                                                      ----------    ----------
                                                         62,913        62,122

                                                      ----------    ----------
                                                      $ 156,356     $ 175,694
                                                      ==========    ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

                    CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          (In thousands, except per share data)
                                       (Unaudited)

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                        ----------------------     ----------------------

                                           2001         2000          2001         2000
                                        ---------    ---------     ---------    ---------
REVENUES:
Gain on sale of contracts, net          $  9,121     $  3,495      $ 18,492     $  7,841
Interest income (loss)                     4,299        5,792         9,313       (3,165)
Servicing fees                             2,628        4,289         5,208        9,385
Other income (loss)                          272          (26)          632         (137)
                                        ---------    ---------     ---------    ---------
                                          16,320       13,550        33,645       13,924
                                        ---------    ---------     ---------    ---------

EXPENSES:
Employee costs                             5,918        5,585        12,870       12,378
General and administrative                 3,799        4,485         6,666        8,013
Interest                                   3,489        3,991         7,758        8,769
Marketing                                  1,804        1,418         3,724        2,938
Occupancy                                    824          967         1,593        1,925
Depreciation and amortization                245          290           487          592
Related party consulting fees                  -            -             -           12
                                        ---------    ---------     ---------    ---------
                                          16,079       16,736        33,098       34,627
                                        ---------    ---------     ---------    ---------
Earnings (loss) before income taxes
  (benefit)                                  241       (3,186)          547      (20,703)
Income tax expense (benefit)                   -            -           120       (6,420)
                                        ---------    ---------     ---------    ---------
Net earnings (loss)                     $    241     $ (3,186)     $    427     $(14,283)
                                        =========    =========     =========    =========


Earnings (loss) per share:
  Basic                                 $   0.01     $  (0.16)     $   0.02     $  (0.71)
  Diluted                                   0.01        (0.16)         0.02        (0.71)


Number of shares used in computing
  earnings (loss) per share:
    Basic                                 19,540       20,319        19,558       20,232
    Diluted                               21,222       20,319        21,297       20,232

          See accompanying Notes to Condensed Consolidated Financial Statements

                                            2

                        CONSUMER PORTFOLIO SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                 $     427      $ (14,283)
   Adjustments to reconcile net earnings (loss)
     to net cash provided by operating activities:
       Depreciation and amortization                         487            592
       Amortization of deferred financing costs              534            439
       Provision for (recovery of) credit losses          (3,092)           800
       NIR gains recognized                               (5,096)             -
       Deferred compensation                                 729              -
       Equity in net loss of investment in
         unconsolidated affiliates                             -            755
       Releases of cash from Trusts to Company            21,480         38,223
       Net deposits to spread accounts                   (13,321)        (4,830)
       (Increase) decrease in receivables from
         Trusts and investment in subordinated
         certificates, net                               (15,362)         6,343
   Changes in assets and liabilities:
       Restricted cash                                    (1,533)         1,184
       Purchases of contracts held for sale             (371,883)      (296,248)
       Liquidation of contracts held for sale            389,584        295,938
       Other assets                                        1,677          3,432
       Accounts payable and accrued expenses                (908)        (3,094)
       Warehouse line of credit                           (2,003)             -
       Deferred tax asset/liability                          108         (6,318)
       Taxes payable/receivable                                -          1,631
                                                       ----------     ----------
         Net cash provided by operating activities         1,828         24,564

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net related party receivables                              33            (20)
   Purchases of furniture and equipment                     (346)             -
                                                       ----------     ----------
         Net cash used in investing activities              (313)           (20)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in senior secured debt                             -         16,000
   Repayment of senior secured debt                      (12,000)       (23,161)
   Repayment of subordinated debt                           (541)           (32)
   Repayment of capital lease obligations                   (249)          (307)
   Repayment of notes payable                               (428)          (845)
   Repayment of related party debt                        (4,000)             -
   Payment of financing costs                                  -           (539)
   Repurchase of common stock                               (461)             -
   Exercise of options and warrants                           95             13
                                                       ----------     ----------
          Net cash used in financing activities          (17,584)        (8,871)

                                                       ----------     ----------
Increase (decrease) in cash                              (16,069)        15,673

Cash at beginning of period                               19,051          1,640
                                                       ----------     ----------
Cash at end of period                                  $   2,982      $  17,313
                                                       ==========     ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                       $   5,863      $   6,976
        Income taxes                                          12            990

Supplemental disclosure of non-cash investing
  and financing activities:
      Issuance of common stock upon restructuring
        of debt                                        $      --      $     311
      Reclassification of subordinated debt                   --         30,000
      Stock compensation                                     729             --

     See accompanying Notes to Condensed Consolidated Financial Statements

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Consumer Portfolio Services, Inc. and its subsidiaries (collectively, the "Company") primarily engage in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the United States. As of the date of this report the Company is active in 39 states. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

BASIS OF PRESENTATION

         The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, and the instructions of Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively "SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in foreign operations, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

         Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement became effective for the Company on January 1, 2001. The adoption of SFAS No. 133 did not have an effect on the Company.

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement for FASB Statement No. 125" ("SFAS 140"). The new statement, SFAS 140, revises the standards for accounting for securitizations and for other transfers of financial assets and collateral. SFAS 140 also requires certain disclosures that were not required under FASB Statement No. 125. The accounting provisions of SFAS 140 applied to the Company for transfers of financial assets occurring after March 31, 2001, and the reclassification and disclosure provisions applied to the Company for fiscal

                        CONSUMER PORTFOLIO SERVICES, INC.

years ending after December 15, 2000. Because most of the provisions of FASB Statement No. 125 are carried over into SFAS 140 without change, the adoption and implementation of SFAS 140 has not had a material effect on the Company's financial condition or results of operations.

         In July 2001, the FASB issued Statement No. 141, "Accounting for Business Combinations" ("SFAS 141"), and Statement No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies certain criteria intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. "

         The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

         SFAS 141 will require, upon adoption of Statement 142, that the Company evaluate its existing goodwill and intangible assets that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations. Unamortized negative goodwill existing at the date SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         The Company does not believe that the adoption and implementation of SFAS 141 and SFAS 142 will have a material effect on its financial condition or results of operations.

                        CONSUMER PORTFOLIO SERVICES, INC.

(2) CONTRACTS HELD FOR SALE

         The following table presents the components of Contracts held for sale:

                                                      JUNE 30,     DECEMBER 31,
                                                        2001          2000
                                                     ---------     ---------
                                                         (IN THOUSANDS)

         Gross receivable balance ..............     $  4,891      $ 21,426

         Unearned finance charges ..............          (11)         (308)
         Deferred acquisition fees and discounts           (5)         (121)
         Allowance for credit losses ...........         (653)       (2,167)
                                                     ---------     ---------
         Net contracts held for sale ...........     $  4,222      $ 18,830
                                                     =========     =========

(3) RESIDUAL INTEREST IN SECURITIZATIONS

         The following table presents the components of the residual interest in securitizations:

                                                          JUNE 30,  DECEMBER 31,
                                                            2001        2000
                                                         ---------   ---------
                                                             (IN THOUSANDS)

         Cash, commercial paper, United States
           government securities and other qualifying
           investments (Spread Account) .............    $ 52,396    $ 60,554
         Receivables from Trusts ....................      59,099      38,639
         Investment in subordinated certificates ....           3           6
                                                         ---------   ---------
         Residual interest in securitizations .......    $111,498    $ 99,199
                                                         ========    ========

         The following table presents estimated remaining undiscounted credit losses included in the estimated fair value of the residual interest in securitizations as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                  JUNE 30,    DECEMBER 31,
                                                                    2001          2000
                                                                ------------  ------------
                                                                      (IN THOUSANDS)
         Undiscounted estimated credit losses .............     $    16,841   $    17,819
                                                                ============  ============
         Servicing subject to recourse provisions .........     $   347,910   $   389,602
                                                                ============  ============
         Undiscounted estimated credit losses as percentage
           of servicing subject to recourse provisions ....            4.84%         4.57%
                                                                ============  ============

         During the three-month and six-month periods ended June 30, 2001, the Company sold approximately $39.9 million and $92.7 million of Contracts, respectively, excluding contracts sold on a flow basis. Such sales resulted in an increase to receivables from the Company's trusts ("Trusts") of $11.4 million for the three-month period ended June 30, 2001, of which $2.2 million was net interest receivables ("NIRs"), and an increase to receivables from Trusts of $27.1 million for the six-month period ended June 30, 2001, $5.1 million of which was NIRs. Such NIRs are included as a component of gain on sale of Contracts. See Note 4.

                        CONSUMER PORTFOLIO SERVICES, INC.

(4) GAIN ON SALE OF CONTRACTS

         The following table presents components of net gain on sale of
Contracts:

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -----------------------     -----------------------
                                                2001          2000          2001          2001
                                              ---------     ---------     ---------     ---------
                                                                (IN THOUSANDS)
Gain recognized on sale                       $  6,633      $  3,936      $ 14,169      $  8,783
Deferred acquisition fees and discounts            807            70         2,088            79
Expenses related to sales                         (747)         (111)         (857)         (221)
(Provision for) recovery of credit losses        2,428          (400)        3,092          (800)
                                              ---------     ---------     ---------     ---------
Net gain on sale of contracts                 $  9,121      $  3,495      $ 18,492      $  7,841
                                              =========     =========     =========     =========

(5) INTEREST INCOME

         The following table presents the components of interest income:

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,           JUNE 30,
                                          ------------------  ------------------
                                            2001      2000      2001      2000
                                          --------  --------  --------  --------
                                                      (IN THOUSANDS)

Interest on Contracts held for sale       $   349   $   238   $ 1,894   $   534
Residual interest income, net               3,818     5,301     7,152    (3,979)
Other interest income                         132       253       267       280
                                          --------  --------  --------  --------
Net interest income                       $ 4,299   $ 5,792   $ 9,313   $(3,165)
                                          ========  ========  ========  ========

         Beginning in the second quarter of 2000, the Company refined its method of calculating residual interest income in order to accrete residual interest income on a level yield basis. The Company now uses an accretion rate that approximates the discount rate used to value the residual interest in securitizations, approximately 14% per annum. Prior to such period, and for the three-month period ended March 31, 2000, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts, net of any amortization of the related NIRs. This method of residual interest income recognition approximated a level yield rate due to the continued addition of new securitizations. Since the Company had not securitized any Contracts since December 1998, this method was refined during the second quarter of 2000.

                        CONSUMER PORTFOLIO SERVICES, INC.

(6) EARNINGS (LOSS) PER SHARE

         Diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2001 and 2000 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2001 and 2000:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                              ------------------    ------------------
                                                2001       2000       2001       2000
                                              -------    -------    -------    -------
                                                           (IN THOUSANDS)
Weighted average number of common shares
  outstanding during the period used to
  compute basic earnings (loss) per share     19,540     20,319     19,558     20,232

Incremental common shares attributable to
  exercise of outstanding options and
  warrants                                     1,682         --      1,739         --
                                              -------    -------    -------    -------
Number of common shares used to compute
   diluted earnings (loss) per share          21,222     20,319     21,297     20,232
                                              =======    =======    =======    =======

         If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2001 would have included an additional 1.1 million shares from incremental shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 22.3 million diluted shares for the three-month period ending June 30, 2001 and 22.4 million diluted shares for the six-month period ending June 30, 2001. Additional shares included in the diluted loss per share calculation for the three-month and six-month periods ended June 30, 2000, would have included an additional 1.3 million and 1.6 million, respectively, from outstanding stock options and warrants and an additional 2.4 million, respectively, from incremental shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 24.1 million diluted shares for the three-month period ending June 30, 2000, and 24.2 million diluted shares for the six-month period ending June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THE THREE-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2000

         REVENUES. During the three months ended June 30, 2001, revenues increased approximately $2.8 million, or 20.4%, to $16.3 million, compared to $13.6 million for the three-month period ended June 30, 2000. The primary components of the period over period increase are an increase in gain on sale of Contracts of $5.6 million, or 161.0%, to $9.1 million in the three-month period ended June 30, 2001, compared to $3.5 million in the year earlier period; that increase was offset, in part, by decreases in interest income and servicing fees. The primary reason for the fluctuation in the gain on sale component of revenue is the Company's securitization of approximately $39.9 million of Contracts in the 2001 period, resulting in a gain on sale of Contracts of $2.2 million. The availability and structure of the Company's note purchase facility enabled it to execute securitization transactions during 2001; no such sales occurred in the prior year period. Additionally, gain on sale of Contracts includes the effect of fluctuations in the Company's estimate of the required (provision for) recovery of losses on Contracts. During 2001 recoveries have exceeded the provision for losses, in 2000 the provision for losses was greater than recoveries. See Note 4 of Notes to Condensed Consolidated Financial Statements. See "Liquidity and Capital Resources."

         Interest income for the three-month period ended June 30, 2001 decreased $1.5 million, or 25.8%, to $4.3 million in 2001 from $5.8 million in 2000. Similarly, servicing fees totaling $2.6 million in the three months ended June 30, 2001 decreased $1.7 million, or 38.7%, from $4.3 million in the same period a year earlier. The decrease in interest income and servicing fees can be attributed to the contraction of the Company's servicing portfolio, which includes balances related to on- and off-balance sheet Contracts purchased on an other than flow basis. See Note 5 of Notes to Condensed Consolidated Financial Statements. At June 30, 2001 the Company was generating interest income and servicing fees on a portfolio with an outstanding principal balance approximating $354.2 million, compared to a portfolio with an outstanding principal balance approximating $583.7 million as of June 30, 2000. The Company began acquiring Contracts for its servicing portfolio again in December 2000. The volume of Contracts the Company is currently acquiring on an other than flow basis, however, is less than the amortization of the previously existing portfolio. The principal balance of the servicing portfolio, therefore, continues to decline. The Company expects that its servicing portfolio will continue to decrease in the near term and level off sometime during 2001, at which time interest income and servicing fees will stabilize. There can be no assurance that the Company will be able to purchase and hold sufficient Contracts in order to stabilize this trend.

         EXPENSES. The Company's operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as applications/Contracts are received, processed and serviced. The changes in the market environment, mix of business between Contracts purchased on a flow basis versus Contracts purchased on an other than flow basis impact margins and net earnings. The Company has implemented programs and taken the necessary actions to maintain expense levels consistent with expected revenue; however, a short time lag does exist in reducing variable costs and certain fixed costs are incurred regardless of revenue levels.

    Personnel costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding warrants and stock options, and are one of the Company's most significant operating expenses. These costs generally fluctuate with the level of applications/Contracts processed and serviced, with the mix of revenue and with overall portfolio performance. Other operating expenses consist primarily of facilities expenses, telephone and other communication services, credit services, computer services (including personnel costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization. The Company is committed to cost control measures, and has implemented cost control programs designed to maintain operating expenses at levels consistent with the expected revenue, including mix of business, and overall portfolio performance. However, certain fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations. The Company's cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions.

         Total operating expenses, excluding interest expense related to the Company's outstanding notes payable and debt, were $12.6 million, or 77.1%, of total revenues for the second quarter of 2001, as compared with $12.7 million, or 94.1%, of total revenues for the second quarter of 2000. Overall trends in expenses have been consistent with the increase in the Company's revenue when compared to the prior year, excluding certain non-recurring expenses recorded in the 2000 period of approximately $1.0 million.

         Interest expense for the three-month period ended June 30, 2001 has decreased $502,000, or 12.6%, to $3.5 million in 2001 compared to $4.0 million in 2000. The decrease is primarily due to the reduction of the outstanding principal balance of certain of the Company's senior secured and subordinated debt. Aggregate senior secured and subordinated debt outstanding at June 30, 2001, totaled $80.7 million compared to $106.5 million at June 30, 2000 and $97.2 million at December 31, 2000. See "Liquidity and Capital Resources."

         THE SIX-MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2000

         This discussion of the results of operations for the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000 should be read in conjunction with the discussion of the results of operations for the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000 above.

         During the six months ended June 30, 2001, revenues increased approximately $19.7 million, or 141.6%, to $33.6 million compared to $13.9 million for the six-month period ended June 30, 2000. The primary components of the period over period increase are increases in gain on sale of Contracts of $10.7 million, or 135.8%, to $18.5 million in the six-month period ended June 30, 2001 compared to $7.8 million in the year earlier period, as well as a significant increase in interest income as described below, offset by a decrease in servicing fees. The primary reason for the fluctuation in the gain on sale component of revenue is the Company's securitization of approximately $92.7 million of Contracts in the 2001 period, resulting in a gain on sale of Contracts of $5.1 million. The availability and structure of the Company's note purchase facility enabled it to execute securitization transactions during 2001, no such sales occurred in the prior year period. Additionally, gain on sale of Contracts includes the effect of fluctuations in the Company's estimate of the required (provision for) recovery of losses on Contracts. During 2001 recoveries have exceeded the provision for losses, in 2000 the provision for losses was greater than recoveries. See Note 4 of Notes to Condensed Consolidated Financial Statements.

         Interest income increased $12.5 million to $9.3 million during the six-month period ended June 30, 2001 from a ($3.2) million interest charge in the prior year period. The increase in interest income is primarily due to the increase in residual interest income resulting from a change in the method residual interest income is calculated beginning in the second quarter of 2000. During the three-month period ended March 31, 2001 residual interest income increased to $3.3 million from an interest charge of($9.3) million for the three-month period ended March 31, 2000. The increase in residual interest income during the March 2001 period is due to the Company refining its methodology of calculation of such interest income beginning with the three-month period ended June 30, 2000. The refined method is designed to accrete residual interest income on a level yield basis. The Company now uses an accretion rate that approximates the discount rate used to value the residual interest in securitizations, approximately 14% per annum. Prior to such period, and for the three-month period ended March 31, 2000, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts, net of any amortization of the related NIRs. This method of residual interest income recognition approximated a level yield rate of residual interest income due to the continued addition of new securitizations. Since the Company had not securitized any Contracts since December 1998, this method was refined during the second quarter of 2000. The effect of this refinement has been offset, in part, by the contraction of the Company's servicing portfolio.

         Servicing fees totaled $5.2 million in the six months ended June 30, 2001, compared to $9.4 million in the same period a year earlier. The decrease in interest income and servicing fees can be attributed to the contraction of the Company's servicing portfolio.

         The period over period fluctuations in other income (loss) were not material.

         EXPENSES. Total operating expenses, excluding interest expense related to the Company's outstanding notes payable and debt, were $25.3 million, or 75.3%, of total revenues for the six-month period ended June 30, 2001, as compared with $25.9 million, or 185.7%, of total revenues for the same period of 2000. Overall trends in expenses have been consistent with the increase in the Company's revenue when compared to the prior year, excluding certain non-recurring expenses recorded in the 2000 period of approximately $1.0 million.

         Interest expense for the six-month period ended June 30, 2001 has decreased $1.0 million, or 11.5%, to $7.8 million in 2001 compared to $8.8 million in 2000. The decrease is primarily due to the reduction of the outstanding principal balance of certain of the Company's senior secured and subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (sometimes known as warehouse lines), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on: the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

         Net cash provided by operating activities for the six-month periods ended June 30, 2001, and 2000, was $1.8 million and $24.6 million, respectively.

         Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on revolving credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under revolving credit facilities. The Company's Contract purchasing program currently comprises both (i) purchases made on other than a flow basis for the Company's own account, funded primarily by advances under a revolving credit facility, and (ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the six-month period ended June 30, 2001, the Company purchased $287.2 million of Contracts on a flow basis, and $84.7 million on an other than flow basis for its own account, compared to $296.2 million of Contracts purchased in the prior year period, all of which was purchased on a flow basis.

         During the six-month period ended June 30, 2001, the Company purchased Contracts other than on a flow basis, which it had not done in the year earlier period. Funding for the other than flow basis purchases was available from the Company's $75 million revolving note purchase facility, established in November 2000. Since November 2000, the Company has been able to purchase Contracts for its own account using proceeds from a $75 million revolving note purchase facility. Approximately 75% of the principal balance of Contracts may be advanced to the Company thereunder, subject to a collateral test and certain other conditions and covenants. Notes issued under this facility bear interest at one-month LIBOR plus .30% per annum. The note purchase facility was modified during March 2001, with the effect that sales of Contracts to the facility-related special purpose subsidiary ("SPS") are treated as an ongoing securitization. The Company, therefore, removes the securitized Contracts and related debt from its Condensed Consolidated Balance Sheet and recognizes a gain on sale in the Company's Condensed Consolidated Statement of Operations. Purchases of Contracts made on other than on a flow basis required that the Company fund the portion of Contract purchase prices beyond what the related SPS was able to borrow in the continuous securitization structure, which in the aggregate required cash of approximately $23.5 million in the six-month period ended June 30, 2001. The Company has securitized $92.7 of contracts during that six-month period, resulting in a gain on sale of $5.1 million. The Company also purchases Contracts on a flow basis, which, as compared with purchases of Contracts for the Company's own account, involves a materially reduced demand on the Company's cash. The Company's plan for meeting its liquidity needs is to adjust (i) its levels of Contract purchases and, (ii) the mix between flow purchases and purchases for its own account to match its availability of cash.

         Cash used for subsequent deposits to Spread Accounts for the six-month periods ended June 30, 2001 and 2000, was $13.3 million and $4.8 million, respectively. Cash released from Spread Accounts to the Company for the six-month periods ended June 30, 2001 and 2000, was $21.5 million and $38.2 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold to which the respective Spread Accounts are related.

         From June 1998 to November 1999, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective agreements governing the securitizations ("Securitization Agreements"). Accordingly, pursuant to the Securitization Agreements, the specified levels applicable to the Company's Spread Accounts were increased, in most cases to an unlimited amount. Due to cross collateralization provisions of the Securitization Agreements, the specified levels were increased on all but the two most recent of the Company's Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. In addition to requiring higher Spread Account levels, the Securitization Agreements provide the financial guaranty insurer with certain other rights and remedies, some of which have been waived on a recurring basis by the financial guaranty insurer with respect to all of the Trusts. Until the November 1999 effectiveness of an amendment (the "Amendment") to the Securitization Agreements, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of the Amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal balance of the asset-backed securities ("Certificates") issued by the related Trusts. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable.

         In the event of certain defaults by the Company, the specified level applicable to such credit enhancement could increase from 21% to an unlimited amount, but such defaults are narrowly defined, and the Company does not anticipate suffering such defaults. The Amendment has been effective since November 1999, and the Company has received releases of cash from the securitized portfolio on a monthly basis thereafter. The releases of cash are expected to continue and to vary in amount from month to month. There can be no assurance that such releases of cash will continue in the future.

         The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and other factors. The Company's ability to vary the mix of Contract sales between the flow purchasers and its SPS is dependent on the willingness of flow purchasers to purchase Contracts and the continued availability of the revolving note purchase facility. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.

         The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company plans to adjust its levels of Contract purchases so as to match anticipated releases of cash from Spread Accounts with capital requirements for securitization of Contracts that are purchased on an other than flow basis for the Company's own account. The Company is currently limited in its ability to purchase contracts on an other than flow basis due to certain liquidity constraints. As of June 30, 2001, the Company had cash on hand of $3.0 million and available Contract purchase commitments from the revolving note purchase facility of $7.2 million. The Company's plans to mitigate the current liquidity situation include the completion of a term securitization that would provide additional credit availability from the note purchase facility. There can be no assurance that the Company will be able to complete the term securitization on favorable economic terms or that the Company will be able to complete a term securitization at all. If the Company is unable to complete such securitization, servicing fees and other portfolio related income would continue to decrease.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

         Although the Company completed a securitization during the period ending June 30, 2001, the structure did not lend itself to some of the strategies the Company has used in the past to minimize interest rate risk as described below. Specifically, the rate on the Certificates issued is adjustable and there is no pre-funding component. The Company does intend to issue fixed rate Certificates and include pre-funding structures for future securitization transactions, whereby the amount of asset-backed securities issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding, the amount as to which there can be no assurance. In addition, the Contracts the Company does purchase and securitize have fixed rates of interest, whereas the Company's interest expense related to the current note purchase facility is based on a variable rate. Historically, the Company's securitization facilities had fixed rates of interest. Therefore, some of the strategies the Company has used in the past to minimize interest rate risk do not currently apply.

         The Company is subject to market risks due to fluctuations in interest rates primarily through its outstanding indebtedness and to a lesser extent its outstanding interest earning assets, and commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of such indebtedness:

                                         JUNE 30,              DECEMBER 31,
                                           2001                    2000
                                   --------------------    --------------------
                                   CARRYING     FAIR       CARRYING     FAIR
 FINANCIAL INSTRUMENT               VALUE       VALUE       VALUE       VALUE
 -------------------               --------    --------    --------    --------
                                                 (IN THOUSANDS)

 Warehouse lines of credit....     $    --     $    --     $ 2,003     $ 2,003
 Notes payable ...............       1,986       1,986       2,414       2,414
 Senior secured debt .........      26,000      26,000      38,000      38,000
 Subordinated debt ...........      37,158      29,268      37,699      27,709
 Related party debt ..........      17,500      13,370      21,500      15,803

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

         STANWICH LITIGATION. The Company is currently a defendant in a class action (the "Stanwich Case"), the plaintiffs in which are entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former chairman of the Company, is the entity that is obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and has recently filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Stanwich case is pending in the California Superior Court, Los Angeles County, under the name "In re Structured Settlement Litigation." The Stanwich bankruptcy case was filed on June 25, 2001 in the Bankruptcy Court for the District of Connecticut. The plaintiffs in the Stanwich Case have alleged, among other things, that Stanwich and certain of its current or former officers (including Charles Bradley, Sr., the former chairman of the Company, and Charles Bradley, Jr., the president of the Company), wrongfully used assets of Stanwich to make risky investments, including loans to Mr. Bradley, Sr., to Mr. Bradley, Jr., to the Company and to other companies affiliated with Mr. Bradley, Sr., which resulted in the loss of assets needed to make the Settlement Payments. The plaintiffs and certain other defendants in the litigation have also alleged that the Company and Stanwich are alter egos of Mr. Bradley, Sr. and Mr. Bradley, Jr., and that those individuals used property of Stanwich for their own personal gain and for the gain of the Company and other entities under their control. Among the acts alleged to be wrongful are the actions of Stanwich in lending the Company an aggregate of $20.5 million. The lawsuit seeks, among other things, damages from the Company, including the return of money borrowed from Stanwich. Since the filing of the lawsuit, the Company has prepaid to Stanwich $4 million of such indebtedness. In addition, in connection with the acquisition of Stanwich by a company controlled by Mr. Bradley, Sr., and certain other transactions, the Company has agreed (or is alleged to have agreed) to indemnify certain of the other Stanwich Case defendants against and in respect of certain liabilities, judgments and other expenses arising out of any act or omission of Stanwich in connection with the obligations of Stanwich.

         The Bankruptcy Court has issued an order temporarily restraining any prosecution of several of the claims in the Stanwich Case against the Company, Stanwich and certain other defendants. Such order may be rescinded, modified or made permanent following a hearing in the bankruptcy court that is scheduled for August 15, 2001. The Company intends to contest vigorously the Stanwich Case and any claim for indemnity arising therefrom, however, no assurance can be given that the Company will be successful. The outcome of any litigation is uncertain, and there is the possibility that damages could be awarded against the Company in amounts that could be material. It is management's opinion that the above-described litigation will not have a material adverse affect on the Company's consolidated financial position, results of operation or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         The annual meeting of shareholders of the Company was held on July 5, 2001. At the meeting, each of the seven nominees to the Board of Directors was elected for a one-year term by the shareholders, with votes cast as follows:

               NOMINEE                     VOTES FOR           VOTES WITHHELD
               -------                     ---------           --------------
       Charles E. Bradley, Jr.             18,614,837             711,266
         Thomas L. Chrystie                18,614,837             711,266
      John E. McConnaughy, Jr.             18,614,837             711,266
            John G. Poole                  18,614,837             711,266
         William B. Roberts                18,614,837             711,266
           Robert A. Simms                 18,614,837             711,266
           Daniel S. Wood                  18,614,837             711,266

         The shareholders also approved each other proposal placed before the annual meeting. Such proposals were (i) approval of an amendment increasing from 2,500,000 to 3,400,000 the number of shares of common stock issuable pursuant to awards under the Company's 1997 Long-Term Incentive Stock Plan, and (ii) ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2001. Votes on such proposals were cast as follows:

                          Amendment to Plan         Ratification of Selection of
                                                        Independent Auditors
   For                        17,905,258                     19,267,363
   Against                    1,405,845                        45,650
   Abstain                      15,000                         13,090
   Broker Non-votes               0                               0
   Total                      19,326,103                     19,326,103


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits filed with this report.

         (b) During the quarter for which this report is filed, the Company filed one report on Form 8-K, dated March 31, 2001, which filed as an Exhibit the Monthly Servicing Report for the March 2001 collection period for CPS Auto Receivables Trust 1998-4.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CONSUMER PORTFOLIO SERVICES, INC.
                                (Registrant)

Date: August 9, 2001
                                          /s/ CHARLES E. BRADLEY, JR.
                                -----------------------------------------------
                                            Charles E. Bradley, Jr.
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                         (Principal Executive Officer)

Date: August 9, 2001
                                            /s/ DAVID N. KENNEALLY
                                -----------------------------------------------
                                              David N. Kenneally
                                SENIOR VICE PRESIDENT-- CHIEF FINANCIAL OFFICER
                                 (Principal Financial and Accounting Officer)