Form 10-Q
period 2001-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2001-11-14
CIK 889609

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

                For the quarterly period ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 12, 2001, the registrant had 19,195,130 common shares outstanding.

================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                For the Quarterly Period Ended September 30, 2001

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of September 30, 2001
              and December 31, 2000......................................      1
           Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2001 and 2000... 2 Condensed Consolidated Statements of Cash Flows for the
              nine-month periods ended September 30, 2001 and 2000.......      3
           Notes to Condensed Consolidated Financial Statements..........      4
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................     12

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.....     17


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.............................................     18
Item 6.    Exhibits and Reports on Form 8-K..............................     18
Signatures...............................................................     19


Item 1.  FINANCIAL STATEMENTS

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)


                                                           September 30,    December31,
                                                               2001            2000
                                                            ----------      ----------
                          Assets
Cash                                                        $   3,121       $  19,051
Restricted cash                                                11,352           5,264
Contracts held for sale                                         2,612          18,830
Servicing fees receivable                                       3,935           3,204
Residual interest in securitizations                          107,613          99,199
Furniture and equipment, net                                    2,428           2,559
Deferred financing costs                                        1,214           1,898
Related party receivables                                         873             899
Deferred interest expense                                       6,039           8,102
Deferred tax assets, net                                        7,093           7,189
Other assets                                                    7,016           9,499
                                                            ----------      ----------
                                                            $ 153,296       $ 175,694
                                                            ==========      ==========

           Liabilities and Shareholders' Equity
Liabilities
Accounts payable and accrued expenses                       $   8,504       $  10,958
Warehouse line of credit                                            -           2,003
Capital lease obligation                                          620             998
Notes payable                                                   1,777           2,414
Senior secured debt                                            26,000          38,000
Subordinated debt                                              37,014          37,699
Related party debt                                             17,500          21,500
                                                            ----------      ----------
                                                               91,415         113,572

Shareholders' Equity
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                         -               -
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                        -               -
Common stock, no par value; authorized
   30,000,000 shares; 20,757,641 and 20,367,901 shares
   issued, 19,354,430 and 19,647,149 shares
   outstanding at September 30, 2001 and
   December 31, 2000, respectively                             64,059          64,277
Retained earnings (deficit)                                       549            (131)
Deferred compensation                                            (334)           (734)
Treasury stock, 1,403,211 and 720,752 shares at
   September 30, 2001 and December 31, 2000,
   respectively, at cost                                       (2,393)         (1,290)
                                                            ----------      ----------
                                                               61,881          62,122
                                                            ----------      ----------
                                                            $ 153,296       $ 175,694
                                                            ==========      ==========

See accompanying Notes to Condensed Consolidated Financial Statements


                              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (In thousands, except per share data)
                                                  (Unaudited)

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                          -----------------------      -----------------------
                                                            2001           2000           2001          2000
                                                          ---------     ---------      ---------     ---------
Revenues:
Gain on sale of contracts, net                            $  7,441      $  4,787       $ 25,932      $ 12,628
Interest income                                              3,909         5,648         13,223         2,483
Servicing fees                                               2,676         3,585          7,884        12,969
Other income                                                   245           236            877           100
                                                          ---------     ---------      ---------     ---------
                                                            14,271        14,256         47,916        28,180
                                                          ---------     ---------      ---------     ---------

Expenses:
Employee costs                                               5,055         6,339         17,925        18,716
General and administrative                                   3,205         2,684          9,872        10,697
Interest                                                     3,258         4,241         11,016        13,011
Marketing                                                    1,457         1,569          5,180         4,506
Occupancy                                                      789           631          2,382         2,557
Depreciation and amortization                                  254           283            741           875
Related party consulting fees                                    -             -              -            12
                                                          ---------     ---------      ---------     ---------
                                                            14,018        15,747         47,116        50,374
                                                          ---------     ---------      ---------     ---------
Earnings (loss) before income tax expense  (benefit)           253        (1,491)           800       (22,194)
Income tax expense (benefit)                                     -          (313)           120        (6,733)
                                                          ---------     ---------      ---------     ---------
Net earnings (loss)                                       $    253      $ (1,178)      $    680      $(15,461)
                                                          =========     =========      =========     =========


Earnings (loss) per share:
  Basic                                                   $   0.01      $  (0.06)      $   0.03      $  (0.76)
  Diluted                                                     0.01         (0.06)          0.03         (0.76)

Number of shares used in computing
earnings (loss) per share:
  Basic                                                     19,791        20,311         19,567        20,258
  Diluted                                                   21,112        20,311         21,163        20,258



See accompanying Notes to Condensed Consolidated Financial Statements


                                CONSUMER PORTFOLIO SERVICES, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                       ---------------------------
                                                                           2001            2000
                                                                        ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                  $     680       $ (15,461)
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                            741             875
     Amortization of deferred financing costs                                 684             712
     Provision for (recovery of) credit losses                             (4,530)            800
     NIR gains recognized                                                  (7,153)              -
     Loss on sale of fixed asset                                                -              14
     Deferred compensation                                                    (62)          1,010
     Equity in net loss of investment in unconsolidated affiliates              -             755
     Releases of cash from Trusts to Company                               33,526          60,427
     Initial deposits to spread accounts                                   (2,477)              -
     Net deposits to spread accounts                                      (21,014)        (12,072)
     (Increase) decrease in receivables from Trusts and
        investment in subordinated certificates                           (11,296)          6,890
     Changes in assets and liabilities:
       Restricted cash                                                     (6,088)          1,184
       Purchases of contracts held for sale                              (530,236)       (457,802)
       Liquidation of contracts held for sale                             550,984         454,005
       Other assets                                                         3,797           8,720
       Accounts payable and accrued expenses                               (2,454)         (3,618)
       Warehouse line of credit                                            (2,003)              -
       Deferred tax asset/liability                                            96          (6,318)
       Taxes payable/receivable                                                 -           1,639
                                                                        ----------      ----------
          Net cash provided by operating activities                         3,195          41,760

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net related party receivables                                               26             (47)
   Purchases of furniture and equipment                                      (592)           (232)
                                                                        ----------      ----------
          Net cash used in investing activities                              (566)           (279)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in senior secured debt                                              -          16,000
   Repayment of senior secured debt                                       (12,000)        (27,161)
   Repayment of subordinated debt                                            (685)           (650)
   Repayment of capital lease obligations                                    (378)           (463)
   Repayment of notes payable                                                (637)         (1,360)
   Repayment of related party debt                                         (4,000)              -
   Payment of financing costs                                                   -            (539)
   Repurchase of common stock                                              (1,103)           (225)
   Exercise of options and warrants                                           244              23
                                                                        ----------      ----------
          Net cash used in financing activities                           (18,559)        (14,375)
                                                                        ----------      ----------
Increase (decrease) in cash                                               (15,930)         27,106

Cash at beginning of period                                                19,051           1,640
                                                                        ----------      ----------
Cash at end of period                                                   $   3,121       $  28,746
                                                                        ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                                        $   8,319       $  10,249
        Income taxes                                                           20           1,026

Supplemental disclosure of non-cash investing and
  financing activities:
      Issuance of common stock upon restructuring of debt               $       -       $     311
      Reclassification of subordinated debt                                     -          30,000
      Stock compensation                                                      (62)          1,085


See accompanying Notes to Condensed Consolidated Financial Statements

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

DESCRIPTION OF BUSINESS

     Consumer Portfolio Services, Inc. and its subsidiaries (collectively, the "Company") primarily engage in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the United States. As of the date of this report the Company is active in 37 states. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

BASIS OF PRESENTATION

     The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, and the instructions of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

     The residual interest in term securitizations and the residual interest in the Contracts sold continuously are reflected in the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet.

     Term securitization transactions are generally structured as follows:
First, the Company sells a portfolio of Contracts to a wholly owned subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust (the "Trust"). The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company may retain subordinated certificates issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which

                        CONSUMER PORTFOLIO SERVICES, INC.

the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by agreement.

     The revolving note purchase facility continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS,
(ii) the initial purchaser of such notes has the right, but not the obligation, to require that the SPS repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 75% of the aggregate principal balance of the Contracts, and (iv) no Spread Account is involved.

     At the closing of each securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) subordinated certificates retained and
(c) receivables from Trust which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

     The Company allocates its basis in the Contracts between the Certificates and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. For that valuation, the Company has used an effective discount rate of approximately 14% per annum.

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

     The annual percentage rate payable on the Contracts is significantly greater than the pass through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 5% per

                       CONSUMER PORTFOLIO SERVICES, INC.

annum, or approximately 24% cumulative over the life of the Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. In valuing the Residuals, the Company estimates that losses as a percentage of the original principal balance will approximate 12% cumulatively over the lives of the related Contracts.

     In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate, or the Company would increase the estimated fair value of the Residuals. If the actual performance of the Contracts is worse than the original estimate, then a downward adjustment to the carrying value of the Residuals will be required.

     The Certificateholders and the related securitization trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals are subordinate to the Certificates until the Certificateholders are fully paid.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 (collectively, "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in foreign operations, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. This statement became effective for the Company on January 1, 2001. The adoption of SFAS 133 did not have an effect on the Company.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement for FASB Statement No. 125" ("SFAS 140"). The new statement, SFAS 140, revises the standards for accounting for securitizations and for other transfers of financial assets and collateral. SFAS 140 also requires certain disclosures that were not required under FASB Statement No. 125. The accounting provisions of SFAS 140 applied to the Company for transfers of financial assets occurring after March 31, 2001, and the reclassification and disclosure provisions applied to the Company for fiscal years ending after December 15, 2000. Because most of the provisions of FASB Statement No. 125 are carried over into SFAS 140 without change, the adoption and implementation of SFAS 140 has not had a material effect on the Company's financial condition or results of operations.

     In July 2001, the FASB issued Statement No. 141, "Accounting for Business Combinations" ("SFAS 141"), and Statement No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. "

                        CONSUMER PORTFOLIO SERVICES, INC.

     The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

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

                        CONSUMER PORTFOLIO SERVICES, INC.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002.

     The Company does not believe that the adoption and implementation of SFAS 143 will have a material effect on its financial condition or results of operations.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144")." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS 144 retains the requirement of FASB Statement No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used." The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.

     The Company has not yet determined the impact, if any, of adoption of SFAS 144.

(2) Contracts Held for Sale

     The following table presents the components of Contracts held for sale:

                                                       September 30,      December 31,
                                                           2001              2000
                                                           -----             ----
                                                               (In thousands)
        Gross receivable balance....................    $    2,940        $    21,426
        Unearned finance charges....................            (2)              (308)
        Deferred acquisition fees and discounts.....            (4)              (121)
        Allowance for credit losses.................          (322)            (2,167)
                                                        -----------       ------------
        Contracts held for sale.....................    $    2,612        $    18,830
                                                        ===========       ============

                        CONSUMER PORTFOLIO SERVICES, INC.

 (3) Residual Interest in Securitizations

     The following table presents the components of the residual interest in securitizations:

                                                                                        September 30,    December 31,
                                                                                            2001             2000
                                                                                            -----            ----
                                                                                                (In thousands)
   Cash, commercial paper, United States government securities and other qualifying
   investments (Spread Account).........................................................   $  50,519       $  60,554
   Receivables from Trusts..............................................................      43,288          38,639
   Investment in subordinated certificates..............................................      13,806               6
                                                                                           ----------      ----------
   Residual interest in securitizations.................................................   $ 107,613       $  99,199
                                                                                           ==========      ==========

     The following table presents estimated remaining undiscounted credit losses included in the estimated fair value of the residual interest in securitizations as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                                                September 30,   December 31,
                                                                                                    2001            2000
                                                                                                    -----           ----
                                                                                                       (In thousands)
   Undiscounted estimated credit losses........................................................... $ 16,233       $ 17,819
                                                                                                   =========      =========
   Servicing subject to recourse provisions....................................................... $314,692       $389,602
                                                                                                   =========      =========
   Undiscounted estimated credit losses as percentage of servicing subject to recourse provisions.     5.16%          4.57%
                                                                                                   =========      =========

     During the three-month and nine-month periods ended September 30, 2001, the Company sold approximately $26.5 million and $119.2 million of Contracts, respectively, excluding contracts sold on a flow basis. Such sales resulted in an increase to receivables from the Company's trusts ("Trusts") of $8.3 million for the three-month period ended September 30, 2001, of which $2.1 million was net interest receivables ("NIRs"), and an increase to receivables from Trusts of $35.4 million for the nine-month period ended September 30, 2001, $7.2 million of which was NIRs. Such NIRs are included as a component of gain on sale of Contracts. There were no sales made other than on a flow basis during 2000. See
Note 4.

 (4)  Gain on Sale of Contracts

           The following table presents components of net gain on sale of
Contracts:

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                     -----------------------       ------------------------
                                                        2001           2000           2001          2000
                                                     ---------      ---------      ---------      ---------
                                                                         (In thousands)
     Gain recognized on sale                         $  5,986       $  4,866       $ 20,155       $ 13,649
     Deferred acquisition fees and discounts              373             31          2,461            110
     Expenses related to sales                           (356)          (110)        (1,214)          (331)
     (Provision for) recovery of credit losses          1,438             --          4,530           (800)
                                                     ---------      ---------      ---------      ---------
     Net gain on sale of contracts                   $  7,441       $  4,787       $ 25,932       $ 12,628
                                                     =========      =========      =========      =========

     On September 7, 2001, the Company completed a $68.5 million term securitization. In a private placement, qualified institutional buyers purchased notes ("Notes") backed by automotive receivables. The Notes, issued by CPS Auto Receivables Trust 2001-A, consist of two classes: $44.5 million of 4.37% Class A-1 Notes, and $24.0 million of 5.28% Class A-2 Notes. Substantially all of the proceeds from the issuance of the Notes were used to reduce amounts outstanding under the Company's revolving note purchase facility.

                        CONSUMER PORTFOLIO SERVICES, INC.

 (5)  Interest Income

           The following table presents the components of interest income:

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                              ---------------------     ---------------------
                                                2001         2000         2001         2000
                                              --------     --------     --------     --------
                                                              (In thousands)
     Interest on Contracts held for sale      $   184      $   624      $ 2,078      $ 1,158
     Residual interest income, net              3,696        4,707       10,848          728
     Other interest income                         29          317          297          597
                                              --------     --------     --------     --------
     Interest income                          $ 3,909      $ 5,648      $13,223      $ 2,483
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

(6)  Earnings (Loss) per Share

     Diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2001 and 2000 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2001 and 2000:

                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                              -------------------     -------------------
                                                               2001         2000       2001        2000
                                                              -------     -------     -------     -------
                                                                            (In thousands)
     Weighted average number of common shares
        outstanding during the period used to compute
        basic earnings (loss) per share                       19,791      20,311      19,567      20,258

     Incremental common shares attributable to exercise
        of outstanding options and warrants                    1,321           -       1,596           -
                                                              -------     -------     -------     -------
     Number of common shares used to compute diluted
        earnings (loss) per share                             21,112      20,311      21,163      20,258
                                                              =======     =======     =======     =======

                        CONSUMER PORTFOLIO SERVICES, INC.

     If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2001 would have included an additional 1.1 million shares from incremental shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 22.2 million diluted shares for the three-month period ended September 30, 2001 and 22.3 million diluted shares for the nine-month period ended September 30, 2001. Additional shares included in the diluted loss per share calculation for the three-month and nine-month periods ended September 30, 2000, would have included an additional 1.5 million, respectively, from outstanding stock options and warrants and an additional 2.4 million, respectively, from incremental shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 24.3 million diluted shares for the three-month period ended September 30, 2000, and 24.2 million diluted shares for the nine-month period ended September 30, 2000.

(7) Income Taxes

     As of September 30, 2001, the Company has estimated a valuation allowance against the deferred tax asset of $3.7 million, as it is not more than likely that the amounts will be utilized in the future. However, the Company believes that the remaining deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and the expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. The realization of the net deferred tax asset is dependent on material improvements over present levels of consolidated pre-tax income. Cumulative sources of taxable income must reach approximately $17.0 million during the tax net operating loss carryforward period. The majority of the carryforward begins to expire in 2020. Management anticipates that the Company will earn taxable income in the current year due to significant increases in loan originations held for sale and the resumption and continuation of securitization transactions. However, due to uncertainty surrounding the ability of the Company to achieve future pre-tax income beyond the near term, management has established a valuation allowance, for remaining net deferred tax assets. Although realization is not assured, management believes it is more likely than not that the recognized net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(8)  Legal Proceedings

In the liquidation of LINC Acceptance Company LLC, a defunct subsidiary of the Company, the bankruptcy trustee had brought adversary claims against the Company. An agreement in principle has been reached to settle those claims by the Company's payment of a total of $425,000. The $500,000 of restricted cash pledged by the Company in this bankruptcy matter is to be released as a part of the settlement. The settlement has not been finalized, and remains subject to the approval of the court. There can be no assurance that such approval will be obtained.

Purported class actions pending in California and New Jersey (named plaintiffs Kunert, Hicks and McGee) have been dismissed, in New Jersey without prejudice and in California with prejudice. Each of these cases sought to characterize as an unlawful "conspiracy" the practice of automobile dealers selling receivables to the Company for a negotiated price that may vary depending on the interest rate that the vehicle purchaser agreed to pay.

Stanwich Litigation. The Company is currently a defendant in a class action (the "Stanwich Case"), the plaintiffs in which are entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former chairman of the Company, is the entity that is obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code. A temporary restraining order of the bankruptcy court that had prohibited the plaintiffs in the Stanwich Case from prosecuting their claims

                       CONSUMER PORTFOLIO SERVICES, INC.

against CPS (and certain other defendants) has expired, and in its place CPS has entered into a "Standstill Agreement," pursuant to which the plaintiffs have agreed that they will refrain from prosecuting the case against the Company. The Standstill Agreement may be terminated at will on 60 days' notice. No such notice has been given. The plaintiffs in August 2001 filed amended complaints, which narrow the claims against the Company from eight to two: alleged breach of fiduciary duty and alleged intentional interference with contract. The Company is also a defendant in certain cross-claims brought by other defendants in the case, which assert claims of equitable and/or contractual indemnity against the Company.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

     REVENUES. During the three months ended September 30, 2001, revenues were comparable to those of the prior year period, approximately $14.3 million. While overall revenues were consistent quarter over quarter, the components of revenue differed. Gain on sale of Contracts, net, increased $2.7 million, or 55.4%, to $7.4 million in the three-month period ended September 30, 2001, compared to $4.8 million in the year earlier period; that increase was substantially offset, in part, by decreases in interest income and servicing fees. The primary reason for the fluctuation in the gain on sale component of revenue is the Company's securitization of approximately $26.5 million of Contracts in the 2001 period, resulting in a gain on sale of Contracts of $2.1 million. The availability and structure of the Company's note purchase facility enabled it to execute securitization transactions during 2001; no such sales occurred in the prior year period. In addition, the Company completed a term securitization in September 2001. Substantially all of the proceeds from the issuance of the Notes were used to reduce amounts outstanding under the Company's revolving note purchase facility.

     Additionally, gain on sale of Contracts includes the effect of fluctuations in the Company's estimate of the required (provision for losses on Contracts) and recovery of losses on Contracts. During 2001 recoveries have exceeded the provision for losses; in 2000 the provision for losses was greater than recoveries. See Note 4 of Notes to Condensed Consolidated Financial Statements. See "Liquidity and Capital Resources."

     Interest income for the three-month period ended September 30, 2001 decreased $1.7 million, or 30.8%, to $3.9 million in 2001 from $5.6 million in 2000. Similarly, servicing fees totaling $2.7 million in the three months ended September 30, 2001 decreased $909,000, or 25.4%, from $3.6 million in the same period a year earlier. The decrease in interest income and servicing fees can be attributed to the contraction of the Company's servicing portfolio, which includes balances related to on- and off-balance sheet Contracts purchased on an other than flow basis. See Note 5 of Notes to Condensed Consolidated Financial Statements. At September 30, 2001, the Company was generating interest income and servicing fees on a portfolio with an outstanding principal balance approximating $318.1 million, compared to a portfolio with an outstanding principal balance approximating $490.0 million as of September 30, 2000. The Company began acquiring Contracts for its servicing portfolio again in December 2000. The volume of Contracts the Company is currently acquiring on an other than flow basis, however, is less than the amortization of the previously existing portfolio. The principal balance of the servicing portfolio, therefore, continues to decline. The Company expects that its servicing portfolio will level off in late 2001 or early 2002, at which time interest income and servicing fees will stabilize. There can be no assurance that the Company will be able to purchase and hold sufficient Contracts in order to stabilize this trend.

     The period over period fluctuation in other income was not material.

     EXPENSES. The Company's operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net earnings include changes in the automobile and automobile finance market environments, macroeconomic factors such as interest rates, and mix of business between Contracts purchased on a flow basis and Contracts purchased on an other than flow basis.

     Personnel costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding warrants and stock options, and are one of the Company's most significant operating expenses. These costs generally fluctuate with the level of applications and Contracts processed and serviced, with the mix of revenue and with overall portfolio performance. Other operating expenses consist primarily of facilities expenses, telephone and other communication services, credit services, computer services (including personnel costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization. The Company is committed to cost control measures, and has implemented cost control programs designed to maintain operating expenses at levels consistent with the expected revenue, including mix of business, and overall portfolio performance. However, certain fixed costs are incurred regardless of revenue levels, resulting in period over period fluctuations. The Company's cost control programs are designed to evaluate expenses, both current and budgeted, relative to existing and projected market conditions.

     Total operating expenses, excluding interest expense related to the Company's outstanding notes payable and debt, were $10.8 million, or 75.4%, of total revenues for the third quarter of 2001, as compared with $11.5 million, or 80.7%, of total revenues for the third quarter of 2000.

     Interest expense for the three-month period ended September 30, 2001 decreased $983,000, or 23.2%, to $3.3 million in 2001, compared to $4.2 million in 2000. The decrease is primarily due to the reduction of the outstanding principal balance of certain of the Company's senior secured and subordinated debt. Aggregate senior secured and subordinated debt outstanding at September 30, 2001, totaled $80.5 million, compared to $101.8 million at September 30, 2000 and $97.2 million at December 31, 2000. See "Liquidity and Capital Resources."

     THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000

     This discussion of the results of operations for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000 should be read in conjunction with the discussion of the results of operations for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000 above.

     During the nine months ended September 30, 2001, revenues increased approximately $19.7 million, or 70.0%, to $47.9 million compared to $28.2 million for the nine-month period ended September 30, 2000. The primary components of the period over period increase are increases in gain on sale of Contracts, net, of $13.3 million, or 105.4%, to $25.9 million in the nine-month period ended September 30, 2001 compared to $12.6 million in the year earlier period, as well as a significant increase in interest income as described below, offset by a decrease in servicing fees. The primary reason for the fluctuation in the gain on sale component of revenue is the Company's securitization of approximately $119.2 million of Contracts in the 2001 period, resulting in a gain on sale of Contracts of $7.2 million. The availability and structure of the Company's note purchase facility enabled it to execute securitization transactions during 2001, no such sales occurred in the prior year period. In addition, the Company completed a term securitization in September 2001. Substantially all of the proceeds from the issuance of the Notes were used to reduce amounts outstanding under the Company's revolving note purchase facility.

     Additionally, gain on sale of Contracts includes the effect of fluctuations in the Company's estimate of the required (provision for) recovery of losses on Contracts. During 2001 recoveries have exceeded the provision for losses, in 2000 the provision for losses was greater than recoveries. See Note 4 of Notes to Condensed Consolidated Financial Statements.

     Interest income increased $10.7 million to $13.2 million during the nine-month period ended September 30, 2001 from $2.5 million in the prior year period. The increase in interest income is primarily due to the increase in residual interest income resulting from a change in the method residual interest income is calculated beginning in the second quarter of 2000. During the three-month period ended March 31, 2001 residual interest income increased to $3.3 million from an interest charge of ($9.3) million for the three-month period ended March 31, 2000. The increase in residual interest income during the

March 2001 period is due to the Company refining its methodology of calculation of such interest income beginning with the three-month period ended June 30, 2000. The refined method is designed to accrete residual interest income on a level yield basis. The Company now uses an accretion rate that approximates the discount rate used to value the residual interest in securitizations, approximately 14% per annum. Prior to such period, and for the three-month period ended March 31, 2000, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts, net of any amortization of the related NIRs. This method of residual interest income recognition approximated a level yield rate of residual interest income due to the continued addition of new securitizations. Since the Company had not securitized any Contracts since December 1998, this method was refined during the second quarter of 2000. The effect of this refinement has been offset, in part, by the contraction of the Company's servicing portfolio.

     Servicing fees totaled $7.9 million in the nine months ended September 30, 2001, compared to $13.0 million in the same period a year earlier. The decrease in interest income and servicing fees can be attributed to the contraction of the Company's servicing portfolio.

     The period over period fluctuation in other income was not material.

     EXPENSES. Total operating expenses, excluding interest expense related to the Company's outstanding notes payable and debt, were $36.1 million, or 75.3%, of total revenues for the nine-month period ended September 30, 2001, as compared with $37.4 million, or 132.6%, of total revenues for the same period of 2000. Overall trends in expenses have been consistent with the increase in the Company's revenue when compared to the prior year, excluding certain non-recurring expenses recorded in the 2000 period of approximately $1.0 million.

     Interest expense for the nine-month period ended September 30, 2001 decreased $2.0 million, or 15.3%, to $11.0 million in 2001 compared to $13.0 million in 2000. The decrease is primarily due to the reduction of the outstanding principal balance of certain of the Company's senior secured and subordinated debt.

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

     Net cash provided by operating activities for the nine-month periods ended September 30, 2001, and 2000, was $3.2 million and $41.8 million, respectively.

     Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on revolving credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under revolving credit facilities. The Company's Contract purchasing program currently comprises both (i) purchases made on other than a flow basis for the Company's own account, funded primarily by advances under a revolving credit facility, and (ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the nine-month period ended September 30, 2001, the Company purchased $418.7 million of Contracts on a flow basis, and $111.5 million on an other than flow basis for its own account, compared to $457.8 million of Contracts purchased in the prior year period, all of which were purchased on a flow basis.

     During the nine-month period ended September 30, 2001, the Company purchased Contracts other than on a flow basis, which it had not done in the year earlier period. Funding for the other than flow basis purchases was available from the Company's $75 million revolving note purchase facility, established in November 2000. Since November 2000, the Company has been able to purchase Contracts for its own account using proceeds from a $75 million revolving note purchase facility. Approximately 75% of the principal balance of Contracts may be advanced to the Company thereunder, subject to a collateral test and certain other conditions and covenants. Notes issued under this facility bear interest at one-month LIBOR plus .30% per annum. The note purchase facility was modified during March 2001, with the effect that sales of Contracts to the facility-related special purpose subsidiary ("SPS") are treated as an ongoing securitization. The Company, therefore, removes the securitized Contracts and related debt from its Condensed Consolidated Balance Sheet and recognizes a gain on sale in the Company's Condensed Consolidated Statement of Operations. Purchases of Contracts made on other than on a flow basis required that the Company fund the portion of Contract purchase prices beyond what the related SPS was able to borrow in the continuous securitization structure, which in the aggregate required cash of approximately $30.0 million in the nine-month period ended September 30, 2001. The Company has securitized $119.3 million of contracts during that nine-month period, resulting in a gain on sale of $7.2 million. On September 7, 2001, the Company completed a $68.5 million term securitization. In a private placement, qualified institutional buyers purchased notes ("Notes") backed by automotive receivables. The Notes, issued by CPS Auto Receivables Trust 2001-A, consist of two classes: $44.5 million of 4.37% Class A-1 Notes, and $24.0 million of 5.28% Class A-2 Notes. Substantially all of the proceeds from the issuance of the Notes were used to reduce amounts outstanding under the Company's revolving note purchase facility.

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

     Cash used for subsequent deposits to Spread Accounts for the nine-month periods ended September 30, 2001 and 2000, was $21.0 million and $12.1 million, respectively. Cash released from Spread Accounts to the Company for the nine-month periods ended September 30, 2001 and 2000, was $33.5 million and $60.4 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold to which the respective Spread Accounts are related.

     From June 1998 to November 1999, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective agreements governing the securitizations ("Securitization Agreements"). Accordingly, pursuant to the Securitization Agreements, the specified levels applicable to the Company's Spread Accounts were increased, in most cases to an unlimited amount. Due to cross collateralization provisions of the Securitization Agreements, the specified levels were increased on the majority of the Company's Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. In addition to requiring higher Spread Account levels, the Securitization Agreements provide the financial guaranty insurer with certain other rights and remedies, some of which have been waived on a recurring basis by the financial guaranty insurer with respect to all of the Trusts. Until the November 1999 effectiveness of an amendment (the "Amendment") to the Securitization Agreements, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of the Amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal balance of the asset-backed securities ("Certificates") issued by the related Trusts, which were established in 1998 or prior. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable. In the event of certain defaults by the Company, the specified level applicable to such credit enhancement could increase from 21% to an unlimited amount, but such defaults are narrowly defined, and the Company does not anticipate suffering such defaults. The Amendment has been effective since November 1999, and the Company has received releases of cash from the securitized portfolio on a monthly basis thereafter. The releases of cash are expected to continue and to vary in amount from month to month. There can be no assurance that such releases of cash will continue in the future.

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

     The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company plans to adjust its levels of Contract purchases so as to match anticipated releases of cash from Spread Accounts with capital requirements for securitization of Contracts that are purchased on an other than flow basis for the Company's own account. The Company is currently limited in its ability to purchase contracts on an other than flow basis due to certain liquidity constraints. As of September 30, 2001, the Company had cash on hand of $3.1 million and available Contract purchase commitments from the revolving note purchase facility of $50.4 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the note purchase facility. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitization, servicing fees and other portfolio related income would continue to decrease. Additionally, the Company is negotiating with a financial institution in order to secure a second revolving credit facility in the amount of $100 million. The second revolving credit facility is expected to have terms no less favorable than the existing note purchase facility, and is expected to be put into place during the fourth quarter of 2001. There can be no assurance that the Company will be able to secure a second revolving credit facility.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

     Although the Company utilized its revolving note purchase facility and completed a term securitization during the period ended September 30, 2001, the structures did not lend itself to some of the strategies the Company has used in the past to minimize interest rate risk as described below. Specifically, the rate on the Certificates issued by the revolving note purchase facility is adjustable and there is no pre-funding component to the revolving note purchase facility or term securitization. The Company does intend to issue fixed rate Certificates and include pre-funding structures for future term securitization transactions, whereby the amount of asset-backed securities issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding, the amount as to which there can be no assurance. In addition, the Contracts the Company does purchase and securitize have fixed rates of interest, whereas the Company's interest expense related to the current note purchase facility is based on a variable rate. Historically, the Company's term securitization facilities had fixed rates of interest. Therefore, some of the strategies the Company has used in the past to minimize interest rate risk do not currently apply.

     The Company is subject to market risks due to fluctuations in interest rates primarily through its outstanding indebtedness and to a lesser extent its outstanding interest earning assets, and commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of such indebtedness:

                                                        September 30,                December 31,
                                                            2001                         2000
                                                 -------------------------    --------------------------
                                                   Carrying         Fair        Carrying        Fair
     Financial Instrument                            Value         Value         Value         Value
     --------------------                            -----         -----         -----         -----
                                                                     (In thousands)
     Warehouse lines of credit..............      $      --     $      --      $   2,003     $   2,003
     Notes payable..........................          1,777         1,777          2,414         2,414
     Senior secured debt....................         26,000        26,000         38,000        38,000
     Subordinated debt......................         37,158        28,526         37,699        27,709
     Related party debt.....................         17,500        13,667         21,500        15,803


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

                          PART II -- OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS.

The information provided under the caption "Legal Proceedings" in the Company's annual report on Form 10-K for the year ended December 31, 2000, and in its reports on Form 10-Q for the periods ended March 31 and June 30, 2001, is incorporated herein by reference. The following developments have occurred in the legal proceedings there described:

In the liquidation of LINC Acceptance Company LLC, a defunct subsidiary of the Company, the bankruptcy trustee had brought adversary claims against the Company. An agreement in principle has been reached to settle those claims by the Company's payment of a total of $425,000. The $500,000 of restricted cash pledged by the Company in this bankruptcy matter is to be released as a part of the settlement. The settlement has not been finalized, and remains subject to the approval of the court. There can be no assurance that such approval will be obtained.

Purported class actions pending in California and New Jersey (named plaintiffs Kunert, Hicks and McGee) have been dismissed, in New Jersey without prejudice and in California with prejudice. Each of these cases sought to characterize as an unlawful "conspiracy" the practice of automobile dealers selling receivables to the Company for a negotiated price that may vary depending on the interest rate that the vehicle purchaser agreed to pay.

Stanwich Litigation. The Company is currently a defendant in a class action (the "Stanwich Case"), the plaintiffs in which are entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former chairman of the Company, is the entity that is obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code. A temporary restraining order of the bankruptcy court that had prohibited the plaintiffs in the Stanwich Case from prosecuting their claims against CPS (and certain other defendants) has expired, and in its place CPS has entered into a "Standstill Agreement," pursuant to which the plaintiffs have agreed that they will refrain from prosecuting the case against the Company. The Standstill Agreement may be terminated at will on 60 days' notice. No such notice has been given. The plaintiffs in August 2001 filed amended complaints, which narrow the claims against the Company from eight to two: alleged breach of fiduciary duty and alleged intentional interference with contract. The Company is also a defendant in certain cross-claims brought by other defendants in the case, which assert claims of equitable and/or contractual indemnity against the Company.

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

         (b) During the quarter for which this report is filed, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CONSUMER PORTFOLIO SERVICES, INC.
                               (Registrant)

Date: November 13, 2001
                                         /s/ CHARLES E. BRADLEY, JR.
                               -------------------------------------------------
                                           Charles E. Bradley, Jr.
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        (Principal Executive Officer)

Date: November 13, 2001
                                           /s/ DAVID N. KENNEALLY
                               -------------------------------------------------
                                             David N. Kenneally
                               SENIOR VICE PRESIDENT-- CHIEF FINANCIAL OFFICER
                                (Principal Financial and Accounting Officer)