Form 10-K
period 2001-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2002-04-01
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                              Title of each class:
                   10.50% Participating Equity Notes due 2004
           Rising Interest Subordinated Redeemable Securities due 2006

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                             New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, No Par Value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on March 26, 2002 (based on the $1.80 per share closing price on the Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was $27,692,149. The number of shares of the registrant's Common Stock outstanding on March 26, 2002, was 19,315,890.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement for its 2002 annual meeting of shareholders is incorporated by reference into Part III of this report.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

Consumer Portfolio Services, Inc. ("CPS," and together with its subsidiaries, the "Company") is a consumer finance company specializing in the business of purchasing, selling and servicing retail automobile installment purchase contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems ("Sub-Prime Customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not lend money directly to consumers. Rather, it purchases installment Contracts from Dealers.

CPS was incorporated and began its operations in 1991. From inception through December 31, 2001 the Company has purchased approximately $4.1 billion of Contracts, and as of December 31, 2001, had an outstanding servicing portfolio of approximately $285.5 million. The Company makes the decision to purchase Contracts exclusively from its headquarters location. The Company has serviced Contracts from two regional centers, one in its California headquarters, and the other in Virginia. The Company also services Contracts from a satellite office in Dallas, Texas. Following the MFN Merger, described below, the Company also services those Contracts acquired in the MFN Merger from multiple other locations, acquired in that transaction.

CREDIT RISK RETAINED

The Company purchases Contracts with the intention of reselling them in securitizations. In a securitization, the Company sells Contracts to a special purpose subsidiary, which funds the purchase by sale of asset-backed interest-bearing securities. At the closing of each securitization, the Company removes the sold Contracts from its consolidated balance sheet. The Company remains responsible for collecting payments due under the Contracts, and retains a residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects will be the excess of future collections on the Contracts over principal and interest due on the asset-backed securities. That residual interest appears on the Company's balance sheet as "residual interest in securitizations," and its value is dependent on estimates of the future performance of the sold Contracts. Further, the special purpose subsidiary may be prohibited from releasing the excess cash to the Company if the credit performance of the sold Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of sold Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations. See "-- Securitization and Sale of Contracts," "-- The Servicing Portfolio," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

RECENT DEVELOPMENTS

In March 2002, CPS acquired MFN Financial Corporation, a Delaware corporation ("MFN"), and its subsidiaries (collectively, the "MFN Companies") by the merger (the "MFN Merger") of CPS Mergersub, Inc., a Delaware corporation ("Mergersub") and a direct wholly owned subsidiary of CPS, with and into MFN. In the Merger, MFN became a wholly owned direct subsidiary of CPS, and its subsidiaries became indirect subsidiaries of CPS. The MFN Companies, like CPS, have been engaged primarily in the business of acquiring Contracts from Dealers, and servicing and securitizing such Contracts. Information presented in this report on a historical basis excludes information relating to the MFN Companies.

Subsequent to year-end, the purchaser of Contracts under the Company's flow purchase program (See "Flow Purchase Program.") gave notice that it will cease purchasing Contracts from the Company effective in early May. The Company accordingly expects that it will terminate its flow purchase program at that time.

THE MARKET WE SERVE

The Company's automobile financing programs are designed to serve customers who generally would not qualify for automobile financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. Such customers generally have limited credit histories, low incomes or past credit problems, and are therefore often unable to obtain credit from traditional sources of automobile financing. (The terms "prime" and "sub-prime" reflect the Company's categorization of customers and bear no relationship to the prime rate of interest or persons who are able to borrow at that rate.) Because the Company serves customers who are unable to meet the credit standards imposed by most traditional automobile financing sources, the Company generally receives interest at rates higher than those charged by traditional automobile financing sources. The Company also sustains a higher level of credit losses than traditional automobile financing sources since the Company provides financing in a relatively high risk market.

MARKETING

The Company directs its marketing efforts to Dealers, rather than to consumers. As of December 31, 2001, the Company was a party to its standard form dealer agreements ("Dealer Agreements") with 4,665 Dealers. Approximately 95% of these Dealers are franchised new car dealers that sell both new and used cars and the remainder are independent used car dealers. For the year ended December 31, 2001, approximately 87% of the Contracts purchased by the Company consisted of financing for used cars and the remaining 13% for new cars, as compared to 83% used and 17% new in the year ended December 31, 2000.

The Company establishes relationships with Dealers through Company representatives who contact a prospective Dealer to explain the Company's Contract purchase programs, and who thereafter provide Dealer training and support services. As of December 31, 2001, the Company had 58 representatives, 57 of whom were employees and 1 of whom was independent. The representatives are contractually obligated to represent the Company's financing program exclusively. The Company's representatives present the Dealer with a marketing package, which includes the Company's promotional material containing the terms offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement, examples of monthly reports, and required documentation relating to Contracts. Marketing representatives have no authority relating to the decision to purchase Contracts from Dealers.

Most of the Dealers under contract with CPS regularly submit Contracts to the Company for purchase, although they are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the year ended December 31, 2001, no Dealer accounted for more than 1% of the total number of Contracts purchased by the Company. The following table sets forth the geographical sources of the Contracts purchased by the Company (based on the addresses of the customers as stated on the Company's records) during the years ended December 31, 2001 and 2000. Contracts purchased by the MFN Companies are not included in the table.

                                                          CONTRACTS PURCHASED DURING THE YEAR ENDED
                                                   --------------------------------------------------------
                                                       DECEMBER 31, 2001             DECEMBER 31, 2000
                                                   --------------------------    --------------------------
                                                     NUMBER       PERCENT (1)      NUMBER       PERCENT (1)
                                                   -----------    -----------    -----------    -----------
        Texas................................         5,811          12.7%          5,023          12.2%
        Louisiana............................         3,288           7.2           3,413           8.3
        California...........................         3,229           7.0           5,251          12.8
        North Carolina.......................         3,128           6.8           3,691           9.0
        Georgia..............................         2,933           6.4             884           2.2
        Illinois.............................         2,529           5.5           1,359           3.3
        Florida..............................         2,426           5.3           3,437           8.4
        Michigan.............................         2,338           5.1           2,042           5.0
        Alabama..............................         2,118           4.6           2,631           6.4
        Ohio.................................         1,801           3.9             958           2.3
        South Carolina.......................         1,781           3.9           1,807           4.4
        Pennsylvania.........................         1,752           3.8           2,217           5.4
        New York.............................         1,657           3.6           1,375           3.3
        Kentucky.............................         1,282           2.8             325           0.8
        Virginia.............................           950           2.1             880           2.1
        Other States.........................         8,848          19.3           5,775          14.1
                                                    -------          ----         -------          ----
        Total................................        45,871         100.0%         41,068         100.0%
                                                    =======         ======        =======         ======
         ------------
          (1) Amounts may not total 100% due to rounding.

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

Upon receipt of an application from a Dealer, the Company's administrative personnel order a credit report to document the buyer's credit history. If, upon review by a Company credit analyst, it is determined that the application meets the Company's underwriting criteria, or would meet such criteria with modification, the Company requests and reviews further information and supporting documentation and, ultimately, decides whether to purchase the Contract. When presented with an application, the Company attempts to notify the Dealer within four hours as to whether it intends to approve the credit application.

The actual agreement for purchase of the vehicle ("Contract") is prepared by the Dealer. The Dealer also arranges for recording the Company's lien on the vehicle. After the appropriate documents are signed by the Dealer and the customer, the Dealer sells the Contract to the Company. The Company in 2001 sold immediately most of the Contracts that it purchased, and held the remainder for its own account. See "Flow Purchase Program." In either case, the customer then receives monthly billing statements.

The Company purchases Contracts from Dealers at a price generally equal to the total amount financed under the Contracts, reduced by an acquisition fee ranging from zero to $1,595 for each Contract purchased. The fees vary based on the perceived credit risk and, in some cases, the interest rate on the Contract. For the years ended December 31, 2001, 2000 and 1999, the average amount charged per Contract purchased was $355, $469 and $336, respectively, or 2.42%, 3.17% and 2.32%, respectively, of the amount financed. The Company also purchases certain Contracts for a premium over the amount financed. The Company is willing to pay a premium when it estimates the credit risk to be low, compared to that of other Contracts that it purchases. During 2001, 2000 and 1999, respectively, the Company purchased 9,962, 2,104 and 2,161 of these Contracts, representing approximately 21.7%, 5.1% and 7.4% of all Contracts purchased. The average premium paid to Dealers on these Contracts was $172, $595 and $568, respectively.

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

The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Sub-Prime Customers and the adequacy of the financed vehicle as security for a Contract. These criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the Contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability; and other factors. Specifically, the Company's guidelines limit the maximum principal amount of a purchased Contract to 115% of wholesale book value in the case of used vehicles or to 110% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. The Company does not finance vehicles that are more than seven model years old or have in excess of 85,000 miles. Under most CPS programs, the maximum term of a purchased Contract is 60 months; a shorter maximum term may be applied based on the year and mileage of the vehicle, and contracts with terms up to 72 months may be purchased if the customer is among the more creditworthy of CPS's obligors and the vehicle is not more than two model years old and has less than 25,000 miles. Contract purchase criteria are subject to change from time to time as circumstances may warrant. Upon receiving this information with the customer's application, the Company's underwriters verify the customer's employment, residency, insurance and credit information provided by the customer by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, prior to purchasing a Contract, CPS contacts each customer by telephone to confirm that the Customer understands and agrees to the terms of the related Contract.

CREDIT SCORING. The Company has used a proprietary scoring model to assign to each Contract a "credit score" at the time the application is received from the Dealer and the customer's credit information is retrieved from the credit reporting agencies. The credit score is based on a variety of parameters, such as the customer's employment and residence stability, the amount of the down payment, and the age and mileage of the vehicle. The Company has developed the credit score as a means of improving its allocation of credit evaluation resources, and managing the risk inherent in the sub-prime market.

CHARACTERISTICS OF CONTRACTS. All of the Contracts purchased by the Company are fully amortizing and provide for level payments over the term of the Contract. The average original principal amount financed under Contracts purchased in the year ended December 31, 2001 was approximately $14,656, with an average original term of approximately 60.6 months and an average down payment amount of 12.9%. Based on information contained in customer applications, for this twelve-month period, the retail purchase price of the related automobiles averaged $14,929 (which excludes tax and license fees, and any additional costs such as a maintenance contract), the average age of the vehicle at the time the Contract was purchased was 3 years, and the Company's customers averaged approximately 36 years of age, with approximately $35,916 in average annual household income and an average of 4.3 years' history with his or her current employer.

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

With the aid of its high-penetration automatic dialer, the Company typically attempts to make telephonic contact with delinquent customers on the sixth day after their monthly payment due date. Using coded instructions from a collection supervisor, the automatic dialer will attempt to contact customers based on their physical location, state of delinquency, size of balance or other parameters. If the automatic dialer obtains a "no-answer" or a busy signal, it records the attempt on the customer's record and moves on to the next call. If a live voice answers the automatic dialer's call, the call is transferred to a waiting collector at the same time that the customer's pertinent information is simultaneously displayed on the collector's workstation. The collector then inquires of the customer the reason for the delinquency and when the Company can expect to receive the payment. The collector will attempt to get the customer to make a promise for the delinquent payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a pending queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to the automatic dialing queue for subsequent contacts.

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

If CPS elects to repossess the vehicle, it assigns the task to an independent local repossession service. Such services are licensed and/or bonded as required by law. When the vehicle is recovered, the repossessor delivers it to a wholesale auto auction, where it is kept until sold, usually within 30 days of the repossession. The Uniform Commercial Code ("UCC") and other state laws regulate repossession sales by requiring that the secured party provide the customer with reasonable notice of the date, time and place of any public sale of the collateral, the date after which any private sale of the collateral may be held and of the customer's right to redeem the financed vehicle prior to any such sale and by providing that any such sale be conducted in a commercially reasonable manner. Financed vehicles repossessed generally are resold by the Company through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the Contract. In general, such proceeds are insufficient to pay the customer's obligation in full, resulting in a deficiency.

Under the UCC and other laws applicable in most states, a creditor is entitled to obtain a deficiency judgment from a customer for such a deficiency. However, some states impose prohibitions or limitations on deficiency judgments. When obtained, deficiency judgments are entered against defaulting individuals who may have little capital or income. Therefore, in many cases, it may not be useful to seek a deficiency judgment against a customer or, if one is obtained, it may be settled at a significant discount.

CREDIT EXPERIENCE

The Company's financial results are dependent on the performance of the Contracts in which it retains an ownership interest. The tables below document the delinquency, repossession and net credit loss experience of all Contracts that the Company was servicing as of the respective dates shown. Contracts held by the MFN Companies, in which the Company acquired interests in March 2002, are not included in the tables below.

                                                              DELINQUENCY EXPERIENCE(1)

                                       DECEMBER 31, 2001         DECEMBER 31, 2000         DECEMBER 31, 1999
                                     ----------------------    ----------------------    ----------------------
                                     NUMBER OF                 NUMBER OF                 NUMBER OF
                                     CONTRACTS     AMOUNT      CONTRACTS     AMOUNT      CONTRACTS     AMOUNT
                                     ---------    ---------    ---------    ---------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
Gross servicing portfolio(1) ....      44,080     $288,756       60,178     $427,734       92,388     $868,797
Period of delinquency(2)
31-60 days ......................       2,149       12,409        2,319       16,778        2,781       26,204
61-90 days ......................         721        4,018          683        4,983        1,130       11,226
91+ days ........................         552        3,488          418        3,148          652        6,997
                                     ---------    ---------    ---------    ---------    ---------    ---------
Total delinquencies(2) ..........       3,422       19,915        3,420       24,909        4,563       44,427
Amount in repossession(3) .......         787        5,757        1,106        8,302        3,424       28,896
                                     ---------    ---------    ---------    ---------    ---------    ---------
Total delinquencies and amount
  in repossession(2) ............       4,209     $ 25,672        4,526     $ 33,211        7,987     $ 73,323
                                     =========    =========    =========    =========    =========    =========

Delinquencies as a percentage of
  gross servicing portfolio (4)           7.8%         6.9%         5.7%         5.8%         4.9%         5.1%
Total delinquencies and amount in
  repossession as a percentage of
  gross servicing portfolio .....         9.6%         8.9%         7.5%         7.8%         8.7%         8.4%

----------
(1) All amounts and percentages are based on the full amount remaining to be repaid on each Contract, including, for pre-computed Contracts, any unearned finance charges. The information in the table represents the principal amount of all Contracts purchased by the Company, including Contracts subsequently sold by the Company, which it continues to service.
(2) The Company considers a Contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the Servicing Agreements. The period of delinquency is based on the number of days payments are contractually past due. Contracts less than 31 days delinquent are not included.
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.
(4) The increase in delinquency as a percentage of the gross servicing portfolio is primarily due to the decrease in the gross servicing portfolio on a year over year basis.

                          NET CHARGE-OFF EXPERIENCE(1)

                                                                               YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                         2001          2000          1999
                                                                      ------------  ------------  ------------
                                                                              (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding............................   $   341,498   $   578,200   $ 1,223,238
Net charge-offs as a percentage of average servicing
portfolio (2) (3)..................................................           6.2%         11.2%          9.2%
------------

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each Contract. The information in the table represents all Contracts serviced by the Company.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest).
(3) The fluctuation in net charge-offs as a percentage of the average servicing portfolio is primarily due to the addition of Contracts held for the Company's own account, i.e., Contracts purchased on an other than flow basis, in 2001, compared to the year over year decrease in the Company's average servicing portfolio. During 2001, the Company added new Contracts to its servicing portfolio. Newer Contracts would be expected to have a lower percentage of charge-offs than more seasoned Contracts, which would be approaching their peak losses and related charge-offs. Additionally, the Company believes that the Contracts originated during 2001 are of a higher credit quality than those originated in previous years.

FLOW PURCHASE PROGRAM

From May 1999 through the first quarter of 2002, the Company purchased Contracts primarily for immediate and outright resale to non-affiliated third parties. The Company sells such Contracts for a mark-up above what the Company pays the Dealer. In such sales, the Company makes certain representations and warranties to the purchasers, normal in the industry, which relate primarily to the legality of the sale of the underlying motor vehicle and to the validity of the security interest that is being conveyed to the purchaser. These representations and warranties are generally similar to the representations and warranties given by the originating Dealer to the Company. In the event of a breach of such representations or warranties, the Company may incur liabilities in favor of the purchaser(s) of the Contracts and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s).

One of the two flow purchasers ceased to purchase Contracts in December 2001. The other flow purchaser has stated that it will cease such purchases in May 2002. The Company accordingly expects the flow purchase program will terminate in May 2002.

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

SECURITIZATION AND SALE OF CONTRACTS

The Company currently purchases Contracts (i) for immediate and outright resale to non-affiliated third parties, and (ii) to hold pending resale in securitization transactions. The Company did not sell Contracts in a securitization transaction during 2000 or 1999; however, since November 2000, the Company has been able to purchase Contracts for its own account, which in all events must be resold into a securitization transaction, using proceeds from a $75 million revolving note purchase facility. Approximately 75% of the principal balance of Contracts may be advanced to the Company under that facility, subject to a collateral test and certain other conditions and covenants. The note purchase facility was modified during March 2001, with the effect that sales of Contracts to the facility-related special purpose subsidiary are treated as an ongoing securitization. On September 7, 2001, the Company completed a $68.5 million term securitization. In a private placement, qualified institutional buyers purchased notes ("Notes") backed by automotive receivables. The Notes, issued by CPS Auto Receivables Trust 2001-A, consist of two classes: $44.5 million of 4.37% Class A-1 Notes, and $24.0 million of 5.28% Class A-2 Notes. Substantially all of the proceeds from the September 2001 transaction were used to reduce amounts outstanding under the Company's revolving note purchase facility. The Company completed an additional securitization on March 8, 2002. In that transaction, $45.65 million of Notes backed by automotive receivables were issued by CPS Auto Receivables Trust 2002-A. The Notes consist of two classes: $26.5 million of 3.741% Class A-1 Notes, and $19.15 million of 4.814% Class A-2 Notes. In both transactions, the Class A-1 and A-2 Notes, rated AAA/Aaa, were priced at par. The ratings, provided by Standard & Poor's and Moody's Investors Service, were based on a financial guaranty insurance policy issued by Financial Security Assurance Inc. There can be no assurance that similar future transactions will occur.

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

Upon the sale of a portfolio of Contracts in a securitization transaction, generally to a trust that is specifically created for such purpose ("Trust"), the Company retains the obligation to service the Contracts, and receives a monthly fee for doing so. Among other services performed, the Company mails to obligors monthly billing statements directing them to mail payments on the Contracts to a lockbox account. The Company engages an independent lockbox processing agent to retrieve and process payments received in the lockbox account. This results in a daily deposit to the Trust's bank account of the entire amount of each day's lockbox receipts and the simultaneous electronic data transfer to the Company of customer payment data records. Pursuant to the Servicing Agreements, as defined below, the Company is required to deliver monthly reports to the Trust reflecting all transaction activity with respect to the Contracts. The reports contain, among other information, a reconciliation of the change in the aggregate principal balance of the Contracts in the portfolio to the amounts deposited into the Trust's bank account as reflected in the daily reports of the lockbox processing agent.

In its securitization transactions, the Company generally warrants that, to the best of the Company's knowledge, no such liens or claims are pending or threatened with respect to a financed vehicle, that may be or become prior to or equal with the lien of the related Contracts. In the event that any of the Company's representations or warranties proves to be incorrect, the Trust would be entitled to require the Company to repurchase the Contract relating to such financed vehicle.

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

The Company is entitled under most of the Servicing Agreements to receive a base monthly servicing fee of 2.0% to 2.5%, per annum computed as a percentage of the declining outstanding principal balance of the non-defaulted Contracts in the portfolio. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the Trust receives the paid principal reduction of the Contracts in its portfolios and interest thereon at the fixed rate that was agreed when the Contracts were sold to the Trust. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-offs, the shortfall is satisfied from the "Spread Account" established in connection with the sale of the portfolio. The "Spread Account" is an account established at the time the Company sells a portfolio of Contracts, to provide security to the Certificate Insurer, as defined below. If collections on the Contracts exceed such amounts, the excess is utilized, first, to build up or replenish the Spread Account to the extent required, next, to cover deficiencies in Spread Accounts for other portfolios, and the balance, if any, constitutes excess cash flows, which are distributed to the Company.

Pursuant to the Servicing Agreements, the Company is generally required to charge off the balance of any Contract by the earlier of the end of the month in which the Contract becomes four scheduled installments past due or, in the case of repossessions, the month that the proceeds from the liquidation of the financed vehicle are received by the Company or if the vehicle has been in repossession inventory for more than 90 days. In the case of a repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted Contract and the net repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay to the holders ("Investors") of interests in the Trust the entire principal balance of Contracts charged off during the month, the trustee draws on the related Spread Account to pay the Investors. The amount drawn would then have to be restored to the Spread Account from future collections on the Contracts remaining in the portfolio before the Company would again be entitled to receive excess cash. In addition, the Company would not be entitled to receive any further monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts and after any recourse to any insurer guarantees backing the Certificates, as defined below, the Investors bear the risk of all charge-offs on the Contracts in excess of the Spread Account. The Investors' rights with respect to distributions from the Trusts are senior to the Company's rights. Accordingly, variation in performance of pools of Contracts affects the Company's ultimate realization of value derived from such Contracts.

The Servicing Agreements are terminable by the insurer of certain of the Trust's obligations in the event of certain defaults by the Company and under certain other circumstances. As of December 31, 2001, four of the Company's nine remaining securitized pools had incurred cumulative losses exceeding certain predetermined levels, which, in turn, has given the Certificate Insurer the option to terminate the Servicing Agreements with respect to all of the pools.

The Certificate Insurer has held that option at all times from 1999 to the present, and has consistently waived its right to terminate the Servicing Agreements. Were the Certificate Insurer in the future to exercise its option to terminate the Servicing Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. Subsequent to December 31, 2001, the Company exercised its optional right to repurchase receivables pursuant to the terms of the Servicing Agreements on three of the four pools mentioned above. The Company continues to receive servicer extensions on a quarterly basis, and has recently received an extension through the second quarter of 2002. The Company believes that the Certificate Insurer will continue to waive its right to terminate the Servicing Agreements because (i) there is no reason to expect that any replacement servicer would improve the performance of the pools and (ii) there are material costs and transition risks inherent in a transfer of servicing.

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

During the second quarter of 1999, the Company ceased to provide additional funding to LINC in conjunction with the Company's plan to reduce the level of Contract purchases and thus to decrease its capital requirements. LINC thereupon ceased its operations. In November 1999 three former employees of LINC filed an involuntary Chapter 7 (liquidation) bankruptcy petition against LINC. See "Legal Proceedings." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

EMPLOYEES

As of December 31, 2001, the Company had 483 full-time and 8 part-time employees, of whom 10 are senior management personnel, 211 are collections personnel, 120 are Contract origination personnel, 70 are marketing personnel (57 of whom are marketing representatives), 61 are operations and systems personnel, and 19 are administrative personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

ITEM 2. PROPERTY

The Company's headquarters are located in Irvine, California, where it leases approximately 115,000 square feet of general office space from an unaffiliated lessor. The annual rent is approximately $1.9 million through October 2003, and increases to $2.1 million for the following five years. The Company has the option to cancel the lease without penalty in October 2003. In addition to the foregoing base rent, the Company pays the property taxes, maintenance and other expenses of the premises.

In March 1997, the Company established a branch collection facility in Chesapeake, Virginia. The Company leases approximately 28,000 square feet of general office space in Chesapeake, Virginia, at a base rent that is currently $419,470 per year, increasing to $504,545 over a ten-year term.

The MFN Companies occupy facilities in thirteen locations across the United States. Twelve of these facilities are leased, one is owned by MFN. The Company may maintain such occupancy or sublease the space, depending on future needs and applicable market conditions.

ITEM 3. LEGAL PROCEEDINGS

On October 29, 1999, three ex-employees of LINC filed an involuntary petition under Chapter 7 of the Bankruptcy Code, naming LINC as the debtor, and seeking its liquidation. The petition was filed in the U.S. Bankruptcy Court for the District of Connecticut. The bankruptcy trustee subsequently filed an adversary proceeding alleging, INTER ALIA, that certain transfers from LINC to the Company's wholly owned subsidiaries were avoidable as preferences. The adversary proceeding was settled in December 2001 upon the Company's agreement to pay an aggregate of $425,000 to the trustee.

On May 12, 2000, Jon L. Kunert and Penny Kunert commenced a lawsuit against an automobile dealer, the Company and in excess of 20 other defendants in the Superior Court of California, Los Angeles County. The defendants other than the automobile dealer appear to be various entities ("finance defendants") that may have purchased retail installment contracts from that dealer. The lawsuit alleges that the various finance defendants conspired with the automobile dealer defendant to conceal from motor vehicle purchasers the full cost of credit applicable to their purchases, and seeks a refund of the concealed excess cost. The court subsequently ordered the plaintiffs to file separate lawsuits against each finance defendant. Such a substitute lawsuit was filed against the Company by Angela Hicks, on March 8, 2001. The lawsuits were dismissed with prejudice in September 2001.

On August 15, 2000, Linda McGee filed a lawsuit in the New Jersey Circuit Court of Gloucester County alleging that she, and a purported 48-state class, were defrauded by a "conspiracy" among the Company and unspecified automobile dealers. The alleged object of the conspiracy was to conceal from plaintiff the minimum interest rate at which the Company would be willing to finance a vehicle purchase, and thus to gain for the dealer the additional amount that the Company is willing to pay for higher-rate Contracts. The case was dismissed without prejudice in September 2001.

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

STANWICH LITIGATION. The Company is currently a defendant in a class action (the "Stanwich Case") pending in the California Superior Court, Los Angeles County. The plaintiffs in that case are persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former Chairman of the Board of Directors of the Company, is the entity that is obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut.

The Company has entered into a "Standstill Agreement," pursuant to which the plaintiffs have agreed that they will refrain from prosecuting their case against the Company. The Standstill Agreement may be terminated at will on 60 days' notice. No such notice has been given. The plaintiffs in August 2001 filed amended complaints, which narrow the claims against the Company from eight to two: alleged breach of fiduciary duty and alleged intentional interference with contract. The Company is also a defendant in certain cross-claims brought by other defendants in the case, which assert claims of equitable and/or contractual indemnity against the Company.

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

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's executive officers follows:

CHARLES E. BRADLEY, JR., 42, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley, Jr. is currently serving as a director of Reunion Industries, Inc.

WILLIAM L. BRUMMUND, JR., 49, has been Senior Vice President - Operations since March 1991. From 1986 to March 1991, Mr. Brummund was Vice President and Systems Administrator for Far Western Bank.

NICHOLAS P. BROCKMAN, 57, has been Senior Vice President - Asset Recovery & Liquidation since January 1996. He was Senior Vice President of Contract Originations from April 1991 to January 1996. From 1986 to March 1991, Mr. Brockman served as a Vice President and Branch Manager of Far Western Bank.

CURTIS K. POWELL, 45, has been Senior Vice President-Contract Origination since June 2001. Previously, he was the Company's Senior Vice President - Marketing, from April 1995. He joined the Company in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

MARK A. CREATURA, 42, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

THURMAN BLIZZARD, 59, has been Senior Vice President - Risk Management since May 1999, and was Senior Vice President-Collections from January 1998 until May 1999. The Company had previously engaged Mr. Blizzard as a consultant from October 1997 to December 1997 to provide recommendations to the Company concerning its collections operation. Prior thereto, Mr. Blizzard served as Chief Operations Officer of Monaco Finance from May 1994 to March 1997. Mr. Blizzard was previously an Asset Liquidation Manager with the Resolution Trust Corporation, from November 1991 to May 1994.

KRIS I. THOMSEN, 44, has been Senior Vice President - Systems since June 1999. Previously, Ms. Thomsen had been Vice President-Systems since the Company's inception in March 1991.

DAVID N. KENNEALLY, 39, has been Senior Vice President - Finance since July 2001. Previously, he was Chief Financial Officer of LoanGenie.com, Inc. from May 2000 to July 2001, and prior to that he served as Vice President - Financial Reporting of Fidelity National Financial, Inc., from January 1994 through May 2000. From August 1992 through January 1994, Mr. Kenneally was Assistant Vice President and Controller of Pacific States Casualty Company. Mr. Kenneally began his professional career with KPMG LLP, leaving as a Senior Manager in July 1992.

ROD RIFAI, 35, has been Senior Vice President - Marketing since July 2001. Previously, Mr. Rifai had served as the Company's Regional Vice President of Marketing for the Southeast region, since December 1998, and as a marketing representative from June 1997 to December 1998. Previous to that time Mr. Rifai had been in the retail automobile sales and leasing business in various management capacities for over ten years.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market System, under the symbol "CPSS." The following table sets forth the high and low sales prices reported by Nasdaq for the Common Stock for the periods shown.

                                                              HIGH       LOW
January 1 - March 31, 2000.................................  $2.938    $1.313
April 1 - June 30, 2000....................................   2.250     0.688
July 1 - September 30, 2000................................   1.938     1.031
October 1 - December 31, 2000..............................   1.938     1.125
January 1 - March 31, 2001.................................   1.969     1.438
April 1 - June 30, 2001....................................   1.950     1.375
July 1 - September 30, 2001................................   1.840     1.220
October 1 - December 31, 2001..............................   2.138     1.150

As of March 26, 2002, there were 79 holders of record of the Company's Common Stock. To date, the Company has not declared or paid any dividends on its Common Stock. The payment of future dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The instruments governing the Company's outstanding debt place certain restrictions on the payment of dividends. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain any earnings for use in the Company's operations.


ITEM 6. SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                          2001         2000         1999         1998         1997
                                                      -----------  -----------  -----------  -----------  -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Gain (loss) on sale of Contracts, net.............    $   32,765   $   16,234   $  (14,844)  $   58,306   $  35,045
Interest income...................................        17,205        3,480        3,032       41,841      23,526
Servicing fees....................................        10,666       15,848       27,761       25,156      14,487
Total revenue.....................................        62,005       35,951       14,805      126,280      75,251
Operating expenses................................        61,685       68,354       86,968       81,960      43,292
Net income (loss).................................           320      (22,147)     (44,532)      25,703      18,532
Basic earnings (loss) per share...................          0.02        (1.10)       (2.38)        1.67        1.29
Diluted earnings (loss) per share.................          0.02        (1.10)       (2.38)        1.50        1.17

                                                                                 DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                          2001         2000          1999        1998        1997
                                                      -----------  -----------  -----------  -----------  -----------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Contracts held for sale...........................    $    3,548   $   18,830   $    2,421   $  165,582   $  68,271
Residual interest in securitizations..............       106,103       99,199      172,530      217,848     124,616
Total assets......................................       151,204      175,694      220,314      431,962     225,895
Term debt.........................................        82,555      102,614      119,173      274,546     119,719
Total liabilities.................................        89,518      113,572      135,877      312,881     143,288
Total shareholders' equity........................        61,686       62,122       84,437      119,081      82,607


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition of the Company should be read in conjunction with "Selected Financial Data" and the Company's consolidated financial statements and the Notes thereto and the other financial data included elsewhere in this report.

OVERVIEW

Consumer Portfolio Services, Inc. and its subsidiaries (collectively, the "Company") primarily engage in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the United States. In the past, the Company has purchased contracts in as many as 44 different states. At various times in 1999, the Company suspended its solicitation of Contract purchases in as many as 20 states, and as of the date of this report is active in 37 states. There can be no assurance as to resumption of Contract purchasing activities in other states. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

The Company historically has generated revenue primarily from the gains recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold, and interest earned on Residuals, as defined below, and on Contracts held for sale. Beginning with the year ended December 31, 1999 and through December 31, 2000, the Company did not sell any Contracts in securitization transactions, and therefore recognized no gains on sale from securitization transactions. All sales of Contracts during 1999 were on a servicing released basis, either in the form of bulk sales of Contracts being held by the Company for sale, or as part of a flow through agreement with a third party for which the Company earned fees on a per Contract basis, also known as "the flow purchase program" or "purchases made on a flow basis". During the year ended December 31, 2000, the Company entered into another flow through agreement and proceeded to sell nearly all of the Contracts purchased during the year to one or the other third party, for a mark-up above what the Company paid the Dealer. The Company recorded a loss of $22.7 million related to bulk sales in 1999. There were no bulk sales during 2000 or 2001. As a result of the Company's flow through sales during the years ended December 31, 2001 and 2000, the Company recognized a $16.6 million and $18.4 million gain on sale of Contracts, respectively, compared to a net loss on sale of Contracts for the year ended December 31, 1999, of $6.2 million. One of the two flow purchasers ceased to purchase Contracts in December 2001. The other flow purchaser has stated that it will cease such purchases in May 2002. The Company accordingly expects the flow purchase program will terminate in May 2002.

During the year ended December 31, 2001, the Company purchased Contracts other than on a flow basis to hold pending sale into a securitization, which it had not done in the two previous years. Funding for the other than flow basis purchases was available from the Company's $75 million revolving note purchase facility, established in November 2000. Since November 2000, the Company has been able to purchase Contracts for its own account using proceeds from that facility. Approximately 75% of the principal balance of Contracts may be advanced to the Company under that facility, subject to a collateral test and certain other conditions and covenants. Notes issued under this facility currently bear interest at one-month LIBOR plus 0.60% per annum. The note purchase facility was modified during March 2001, with the effect that sales of Contracts to the facility-related special purpose subsidiary ("SPS") are treated as an ongoing securitization. The Company, therefore, removes the securitized Contracts and related debt from its consolidated balance sheet and recognizes a gain on sale in the Company's consolidated statement of operations. Purchases of Contracts made other than on a flow basis require that the Company fund the portion of Contract purchase prices beyond what the related SPS was able to borrow in the continuous securitization structure, which in the aggregate required cash of approximately $32.8 million in the year ended December 31, 2001. The Company securitized $141.7 million of Contracts during the year ending December 31, 2001, resulting in a gain on sale of $9.2 million.

On September 7, 2001, the Company completed a $68.5 million term securitization. In a private placement, qualified institutional buyers purchased notes backed by automotive receivables. The Notes, issued by CPS Auto Receivables Trust 2001-A, consist of two classes: $44.5 million of 4.37% Class A-1 Notes, and $24.0 million of 5.28% Class A-2 Notes. Substantially all of the proceeds from the September 2001 transaction were used to reduce amounts outstanding under the Company's revolving note purchase facility. No additional gain on sale was recognized upon that term securitization.

Total gain (loss) on sale, which also includes the Company's estimate of its provision for (recovery of) losses and other related expenses was $32.8 million, $16.2 million and $(14.8 million) for the years ended December 31, 2001, 2000 and 1999, respectively.

Revenues from interest and servicing fees for the years ended December 31, 2001 and 2000, were $17.2 million and $10.7 million, and $3.5 million and $15.8 million, respectively. Such revenues for the year ended December 31, 1999, were $3.0 million and $27.8 million, respectively. The Company's income is affected by losses incurred on Contracts, whether such Contracts are held for sale or have been sold in securitizations. The Company's cash requirements have been significant in the past and will continue to be significant in the future. Net cash provided by operating activities for the year ended December 31, 2001, was approximately $3.7 million, compared to net cash provided by operating activities of approximately $38.7 million for the year ended December 31, 2000, and net cash used in operating activities of approximately $(180,000) for the year ended December 31, 1999. See "Liquidity and Capital Resources."

The Company has historically purchased Contracts with the primary intention of reselling them in securitization transactions as asset-backed securities. From late May 1999 through the first quarter of 2001, the Company primarily purchased Contracts on a flow basis for third parties; that is, the Company purchased a Contract from a Dealer, and sold the Contract the immediately to the third party for a mark-up above what the Company pays the Dealer. The Company retains no interest in such Contracts, and neither services such Contracts nor earns a servicing fee. As noted above, the Company expects the flow purchase program will terminate in May 2002.

The Company's securitization structure has generally been as follows:

First, the Company sells a portfolio of Contracts to a wholly owned SPS, which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor Trust or an owner Trust. The Trust is a qualifying special purpose entity and is therefore not consolidated in the Company's consolidated financial statements. The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company may retain subordinated Certificates issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Certificates. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.

The revolving note purchase facility continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS,
(ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 75% of the aggregate principal balance of the Contracts, and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's consolidated financial statements.

At the closing of each securitization, whether a term securitization or the revolving note purchase facility continuous securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) subordinated Certificates retained, and
(c) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the Certificates and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved and estimating the value of the Company's optional right to repurchase receivables pursuant to the terms of the Servicing Agreements. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Servicing Agreements primarily based on its estimate of the amount and timing of anticipated cash flows released from existing receivables then outstanding and previously charged off receivables repurchased, using a discount rate that the Company believes is appropriate for the risks involved. The Company has used an effective discount rate of approximately 14% per annum.

The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Securitization Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Securitization Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals.

The annual percentage rate payable on the Contracts is significantly greater than the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Servicing Agreements as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 22% to 27% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 16% to 22% cumulatively over the lives of the related Contracts, with recovery rates approximating 4% to 6%.

In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate, or the Company would increase the estimated fair value of the Residuals. If the actual performance of the Contracts were worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. The authoritative accounting standard setting bodies are currently deliberating the consolidation of non-qualifying special purpose entities and the accounting treatment for various off-balance sheet financing transactions. The effect of such deliberations may require the Company to treat its securitizations differently. However, the outcome of such deliberations is currently unknown.

The Certificateholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Certificates until the Certificateholders are fully paid.

RESULTS OF OPERATIONS

   THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

REVENUE. During the year ended December 31, 2001, revenues increased $26.1 million, or 72.5%, compared to the year ended December 31, 2000. Net gain on sale of Contracts increased by $16.5 million, from $16.2 million for the year ended December 31, 2000, to $32.8 million for the year ended December 31, 2001. The primary reason for the increase in the gain on sale component of revenue is the Company's securitization of approximately $141.7 million of Contracts in the 2001 period, resulting in a gain on sale of Contracts of $9.2 million. The availability and structure of the Company's note purchase facility enabled it to execute securitization transactions during 2001; no such sales occurred in the prior year period. In addition, the Company completed a term securitization in September 2001. Substantially all of the proceeds from the September 2001 transaction were used to reduce amounts outstanding under the Company's revolving note purchase facility. Additionally, gain on sale of Contracts includes the effect of fluctuations in the Company's estimate of the required provision for losses on Contracts and recovery of losses on Contracts. During 2001, recoveries exceeded the provision for losses; in 2000 the provision for losses was greater than recoveries. The Company makes recoveries on Contracts previously held on balance sheet or from pools for which the Company has exercised its optional right to repurchase receivables pursuant to the Securitization Agreements. The amount of Contracts for which the Company requires a provision for Contract losses has contracted, while the amounts recovered has continued to increase. As such the Company is able to recover its provision for Contract losses. For the year ended December 31, 2001 the Company recorded a reduction of the provision for Contract losses of $5.7 million, compared to a charge of $(1.8 million) for the year ended December 31, 2000.

During the year ended December 31, 2001, the Company sold $537.9 million of Contracts on a flow basis compared to $600.4 million of Contracts in the year ended December 31, 2000. The Company expects the flow purchase program will terminate in May 2002.

Interest income increased $13.7 million to $17.2 million in the year ended December 31, 2001, from $3.5 million in the prior year. The increase in interest income is primarily due to the increase in residual interest income resulting from a change in the method residual interest income was calculated beginning in the second quarter of 2000. The increase in residual interest income is due to the Company refining its methodology of calculation of such interest income beginning with the three-month period ended June 30, 2000. The refined method is designed to accrete residual interest income on a level yield basis. The Company now uses an accretion rate that approximates the discount rate used to value the residual interest in securitizations, approximately 14% per annum. Prior to such period, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts, net of any amortization of the related NIRs. This method of residual interest income recognition approximated a level yield rate of residual interest income due to the continued addition of new securitizations. Since the Company had not securitized any Contracts since December 1998, this method would not have reflected the appropriate level yield and thus was refined during the second quarter of 2000. The effect of this refinement has been offset, in part, by the contraction of the Company's servicing portfolio.

Servicing fees decreased by $5.2 million, or 32.7%, to $10.7 million for the year ended December 31, 2001, from $15.8 million for the year ended December 31, 2000. Servicing fees are composed of base fees, which are payable at the rate of 2% to 2.5%, per annum on the principal balance of the outstanding Contracts in the related Trusts, plus any other fees collected by the Company, such as late fees and returned check fees. The decrease in servicing fees is primarily due to the decrease in the Company's servicing portfolio. As of December 31, 2001, the servicing portfolio was $285.5 million, compared to $411.9 million as of December 31, 2000.

EXPENSES. During the year ended December 31, 2001, operating expenses decreased by $6.7 million, or 9.8%, compared to the year ended December 31, 2000. Personnel costs were effectively flat year over year, decreasing $640,000, or 2.6%, to $24.0 million in 2001 from $24.6 million in 2000. Personnel costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding warrants and stock options, and are one of the Company's most significant operating expenses, representing approximately 38.9% of total operating expenses. These costs generally fluctuate with the level of applications and Contracts processed and serviced, with the mix of revenue and with overall portfolio performance. Other material operating expenses include facilities expenses, telephone and other communication services, credit services, computer services (including personnel costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization and certain expenses related to the accounting treatment of outstanding warrants and stock options.

General and administrative expenses decreased by $3.1 million, or 19.8%, and represented 20.5% of total operating expenses. The decrease in general and administrative expenses is primarily due to the decrease in costs associated with servicing the Company's portfolio.

Interest expense decreased by $2.9 million, or 16.9%, and represented 23.2% of total operating expenses. The decrease in interest expense is primarily due to the reductions in non-warehouse indebtedness from the prior year. See "Liquidity and Capital Resources."

Marketing expenses increased by $399,000, or 6.5%, and represented 10.6% of total expenses. The increase is primarily due to the increase in Contracts purchased during the year ended December 31, 2001. Fees paid to marketing representatives for their role in the submission of Contracts ultimately purchased by the Company are included as a component in gain on sale of Contracts, net.

Occupancy expenses decreased by $241,000, or 7.1%, and represented 5.1% of total expenses. The decrease is primarily due to additional property taxes paid during 2000, not due in 2001. In November 1998, the Company moved its headquarters to a new 115,000 square foot facility. The Company is leasing the new headquarters facility for a ten-year term, with base rent of $1.9 million for the first five years, and $2.1 million for years six through ten. In addition to base rent, the Company pays property taxes, maintenance, and other expenses of the property.

Depreciation and amortization expenses decreased by $142,000, or 12.2%, and represented 1.7% of total expenses.

The results for the years ended December 31, 2001 and 2000, include net earnings of $161,710 and $19,816, respectively, from the Company's subsidiary CPS Leasing, Inc. The increase in net earnings of CPS Leasing, Inc. is primarily attributable to the decision to cease lease receivable origination and to simply service the existing receivables, resulting in significant expense reductions.

The results for the year ended December 31, 2000, include net operating losses of $755,000 from the Company's investment in 38% of NAB Asset Corp.

The Company's effective tax rate was zero and 31.7%, for the years ended December 31, 2001 and 2000, respectively.

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

Interest income increased by $448,000, or 14.8%, representing 9.7% of total revenues for the year ended December 31, 2000. The increase in interest income is primarily due to the increase in residual interest income resulting from a change in the method residual interest income was calculated beginning in the second quarter of 2000. The increase in residual interest income is due to the Company refining its methodology of calculation of such interest income beginning with the three-month period ended June 30, 2000. The refined method is designed to accrete residual interest income on a level yield basis. The Company now uses an accretion rate that approximates the discount rate used to value the residual interest in securitizations, approximately 14% per annum. Prior to such period, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts, net of any amortization of the related NIRs. This method of residual interest income recognition approximated a level yield rate of residual interest income due to the continued addition of new securitizations. Since the Company had not securitized any Contracts since December 1998, this method would not have reflected the appropriate level yield and thus was refined during the second quarter of 2000. The effect of this refinement has been offset, in part, by the contraction of the Company's servicing portfolio.

Servicing fees decreased by $11.9 million, or 42.9%, and represented 44.1% of total revenue. Servicing fees consist of base fees, which are payable at the rate of 2% to 2.5%, per annum on the principal balance of the outstanding Contracts in the related Trusts, plus any other fees collected by the Company, such as late fees and returned check fees. The decrease in servicing fees is primarily due to the decrease in the Company's servicing portfolio. As of December 31, 2000, the servicing portfolio was $411.9 million compared to $821.0 million as of December 31, 1999.

EXPENSES. During the year ended December 31, 2000, operating expenses decreased by $18.6 million, or 21.4%, compared to the year ended December 31, 1999. Employee costs decreased by $5.2 million, or 17.4%, and represented 36.0% of total operating expenses. The decrease is due to the reductions of staff consistent with the decrease in the Company's servicing portfolio. The decrease was offset by an increase in employee costs of $778,000 related to the valuation of certain repriced stock options in accordance with generally accepted accounting principles.

General and administrative expenses decreased by $3.8 million, or 19.6%, and represented 23.1% of total operating expenses. The decrease in general and administrative expenses is primarily due to the decrease in costs associated with servicing the Company's portfolio.

Interest expense decreased by $10.2 million, or 37.1%, and represented 25.2% of total operating expenses. The decrease in interest expense is primarily due to the reductions in warehouse and non-warehouse indebtedness from the prior year. See "Liquidity and Capital Resources."

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

The results for the years ended December 31, 2000 and 1999, include net operating losses of $755,000 and $2.5 million, respectively, from the Company's investment in 38% of NAB Asset Corp.

The Company's effective tax rate was 31.7% and 38.3%, for the years ended December 31, 2000 and 1999, respectively. The decline in the effective tax rate in 2000 reflects the full utilization of net operating loss carryback availability, and the recording of a $3.7 million valuation allowance on a portion of the Company's net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

   LIQUIDITY

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving lines of credit facilities (also sometimes known as warehouse lines), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from credit enhancements provided by the Company for the financial guaranty insurer (Certificate Insurer) and Investors, initially made in the form of a cash deposit to an account (Spread Account), and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on: the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Net cash provided by (used in) operating activities for the years ended December 31, 2001, 2000 and 1999, was $3.7 million, $38.7 million and $(180,000), respectively.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on revolving warehouse lines of credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under lines of revolving credit facilities. The Company's Contract purchasing program currently comprises both
(i) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility, and
(ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the year ended December 31, 2001, the Company purchased $537.9 million of Contracts on a flow basis, and $134.4 million on an other than flow basis for its own account, compared to $600.4 million and $31.1 million, respectively, of Contracts purchased in 2000. For the year ended December 31, 1999, the Company purchased $424.7 million of Contracts on a flow basis and $241.2 million on an other than flow basis. The Company expects the flow purchase program will terminate in May 2002.

During the year ended December 31, 2001, the Company purchased Contracts to be held for sale into a securitization, which it had not done in the previous two years. Funding for the other than flow basis purchases was available from the Company's $75 million revolving note purchase facility, established in November 2000. Since November 2000, the Company has been able to purchase Contracts for its own account using proceeds from that facility. Approximately 75% of the principal balance of Contracts may be advanced to the Company under that facility, subject to a collateral test and certain other conditions and covenants. Notes issued under this facility bear interest at one-month LIBOR plus 0.60% per annum. The note purchase facility was modified during March 2001, with the effect that sales of Contracts to the facility-related special purpose subsidiary are treated as an ongoing securitization. The Company, therefore, removes the securitized Contracts and related debt from its consolidated balance sheet and recognizes a gain on sale in the Company's consolidated statement of operations. Such purchases of Contracts made on other than a flow basis require that the Company fund the portion of Contract purchase prices beyond what the related special purpose subsidiary was able to borrow in the continuous securitization structure, which in the aggregate required cash of approximately $32.8 million in the year ended December 31, 2001. The Company securitized $141.7 million of Contracts during the year ending December 31, 2001, resulting in a gain on sale of $9.2 million.

On September 7, 2001, the Company completed a $68.5 million term securitization. In a private placement, qualified institutional buyers purchased notes backed by automotive receivables. The Notes, issued by CPS Auto Receivables Trust 2001-A, consist of two classes: $44.5 million of 4.37% Class A-1 Notes, and $24.0 million of 5.28% Class A-2 Notes. Substantially all of the proceeds from the September 2001 transaction were used to reduce amounts outstanding under the Company's revolving note purchase facility.

The Company also purchases Contracts on a flow basis, which, as compared with purchases of Contracts for the Company's own account, involves a materially reduced demand on the Company's cash. The Company's plan for meeting its liquidity needs is to match its levels of Contract purchases to its availability of cash.

Cash used for subsequent deposits to Spread Accounts for the years ended December 31, 2001, 2000 and 1999, was $24.6 million, $15.0 million and $23.1 million, respectively. Cash released from Spread Accounts to the Company for the years ended December 31, 2001, 2000 and 1999, was $43.7 million, $80.6 and $28.0 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold that make up the Company's servicing portfolio to which the respective Spread Accounts are related. As a result of the September term securitization transaction the Company made an initial deposit to the related Spread Account of $2.5 million. No such initial deposits were made in 2000 or 1999, as there were no securitizations during those years.

From June 1998 to November 1999, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective agreements governing the securitizations. Accordingly, pursuant to the Securitization

Agreements, the specified levels applicable to the Company's Spread Accounts were increased, in most cases to an unlimited amount. Due to cross collateralization provisions of the Securitization Agreements, the specified levels were increased on the majority of the Company's Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. In addition to requiring higher Spread Account levels, the Securitization Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a recurring basis by the Certificate Insurer with respect to all of the Trusts. Until the November 1999 effectiveness of an amendment (the "Amendment") to the Securitization Agreements, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of the Amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal balance of the asset-backed securities ("Certificates") issued by the related Trusts, which were established in 1998 or prior. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable. In the event of certain defaults by the Company, the specified level applicable to such credit enhancement could increase from 21% to an unlimited amount, but such defaults are narrowly defined, and the Company does not anticipate suffering such defaults. The Amendment has been effective since November 1999, and the Company has received releases of cash from the securitized portfolio on a monthly basis thereafter. The releases of cash are expected to continue and to vary in amount from month to month. There can be no assurance that such releases of cash will continue in the future.

As of December 31, 2001, four of the Company's nine remaining securitized pools had incurred cumulative losses exceeding certain predetermined levels, which, in turn, has given the Certificate Insurer the option to terminate the Servicing Agreements with respect to all of the pools. The Certificate Insurer has held that option at all times from 1999 to the present, and has consistently waived its right to terminate the Servicing Agreements. Were the Certificate Insurer in the future to exercise its option to terminate the Servicing Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. Subsequent to December 31, 2001, the Company exercised its optional right to repurchase receivables pursuant to the terms of the Servicing Agreements on three of the four pools mentioned above. The Company continues to receive servicer extensions on a quarterly basis, and has recently received an extension through the second quarter of 2002. The Company believes that the Certificate Insurer will continue to waive its right to terminate the Servicing Agreements because (i) there is no reason to expect that any replacement servicer would improve the performance of the pools and (ii) there are material costs and transition risks inherent in a transfer of servicing.

The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and the continued availability of the revolving note purchase facility. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts.

The Company is currently limited in its ability to purchase contracts due to certain liquidity constraints. As of December 31, 2001, the Company had cash on hand of $2.6 million and available Contract purchase commitments from the revolving note purchase facility of $36.4 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the note purchase facility. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, servicing fees and other portfolio related income would continue to decrease.

   CREDIT FACILITIES

The terms on which credit has been available to the Company for purchase of Contracts have varied over the three-year period ended December 31, 2001, as shown in the following recapitulation:

In November 1998, the Company entered into a warehouse line of credit agreement with General Electric Capital Corporation (the "GECC Line"). The GECC Line provided for warehouse facility advances up to a maximum of $100.0 million at a variable interest rate of LIBOR plus 3.75% The GECC Line by its terms was to expire November 30, 1999. During 1999, the Company defaulted on the GECC Line agreements and was required to repay all balances owed. During August 1999, all amounts owed under the GECC Line were repaid and the agreement was terminated.

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

In November 2000, the Company entered into a revolving note purchase facility under which up to $75 million of notes may be outstanding at any time subject to a collateral test and other conditions. The Company uses funds derived from this facility to purchase Contracts, which are pledged to secure the notes. The collateral test generally allows the Company to borrow up to approximately 75% of the price paid for such Contracts. Notes issued under this facility bear interest at one-month LIBOR plus 0.60% per annum. The balance of notes outstanding at December 31, 2001, was $38.6 million.

Additionally, in March 2002, the Company entered in to a second revolving note purchase facility, under which up to $100.0 million of notes may be outstanding at any time, subject to a collateral test and other conditions. The Company uses funds derived from this facility to purchase Contracts, which are pledged to secure the notes. The collateral test generally allows the Company to borrow up to approximately 75% of the price paid for such Contracts. Notes issued under this facility bear interest at one-month LIBOR plus 1.18% per annum.

   CAPITAL RESOURCES

Prior to 1999, and again in 2001, the Company has funded increases in its servicing portfolio through off balance sheet securitization transactions, as discussed above, and funded its other capital needs with cash from operations and with the proceeds from the issuance of long-term debt and/or equity.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than purchases made on a flow basis), the required level of initial credit enhancement in securitizations, and the extent to which the Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company plans to adjust its levels of Contract purchases so as to match anticipated releases of cash from Spread Accounts with its capital requirements.

   CAPITALIZATION

Over the three-year period ended December 31, 2001, the Company has managed its capitalization by issuing and restructuring debt and issuing/purchasing common stock and equivalents, as summarized in the following table:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                2001          2000          1999
                                                             -----------   -----------   -----------
                                                                         (IN THOUSANDS)
Senior secured debt:
Beginning balance.........................................    $  38,000    $   23,161    $   33,000
  Issuances...............................................           --        16,000            --
  Payments................................................      (12,000)      (31,161)       (9,839)
  Restructuring...........................................           --        30,000            --
                                                             -----------   -----------   -----------
Ending balance............................................   $   26,000    $   38,000    $   23,161
                                                             ===========   ===========   ===========
Subordinated debt:
Beginning balance.........................................   $   37,699    $   69,000    $   65,000
  Issuances...............................................           --            --         5,000
  Payments................................................         (710)       (1,301)       (1,000)
  Restructuring...........................................           --       (30,000)           --
                                                             -----------   -----------   -----------
Ending balance............................................   $   36,989    $   37,699    $   69,000
                                                             ===========   ===========   ===========
Related party debt:
Beginning balance.........................................   $   21,500    $   21,500    $   20,000
  Issuances...............................................           --            --         1,500
  Payments................................................       (4,000)           --            --
                                                             -----------   -----------   -----------
Ending balance............................................   $   17,500    $   21,500    $   21,500
                                                             ===========   ===========   ===========
Increase (decrease) of Common Stock and equivalents.......
                                                             $     (757)   $     (168)   $    9,888
                                                             ===========   ===========   ===========

The MFN Merger is not reflected in the table above.

The following review of the terms of such issuances of debt and equity shows that the Company's cost of capital increased materially in 1999, and then decreased somewhat in 2000. There were no material issuances in 2001.

In April 1998, the Company borrowed $33.0 million as a senior secured loan, which commenced amortization in May 1999. This loan bore interest at a rate equal to LIBOR plus 4.0%. CPS borrowed $5.0 million from related parties in August and September 1998, the terms of which were renegotiated in November 1998, in connection with the issuance of $25.0 million of subordinated notes to Levine Leichtman Capital Partners II, L.P. ("LLCP"). The $25.0 million of subordinated notes issued in November 1998 accrued interest at 13.50% per annum, are due November 2003, and were issued together with warrants that allowed the investor to purchase up to an aggregate of 3,450,000 shares of the Company's common stock at $3.00 per share. As renegotiated, the $5.0 million of related party loans are subordinated both to the Company's general and secured creditors and also to the LLCP subordinated notes, accrue interest at 12.50% per annum, are due June 2004, and are convertible into an aggregate of 1,666,667 shares of the Company's common stock at $3.00 per share. A related party also purchased $5.0 million of Company's common stock in July 1998, at $11.275 per share.

The cost of capital increased further in 1999. To meet a portion of its capital requirements, the Company on April 15, 1999, issued $5.0 million in subordinated notes to LLCP (the "New LLCP Notes"). The notes bear interest at 14.5% per annum and include warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share. As part of the agreement to issue the New LLCP Notes, the Company was required to restructure the terms of the $25.0 million subordinated promissory notes discussed above. Such restructuring included an increase in the interest rate from 13.5% to 14.5%, a reduction in the number of warrants issued to purchase the Company's common stock from 3,450,000 to 3,115,000, a waiver by LLCP of certain defaults under the notes sold to LLCP in November 1998, and a reduction in the exercise price of the warrants from $3.00 per share to $0.01 per share. Among the agreements entered into in connection with the issuance of the New LLCP Notes were agreements by Stanwich Financial Services Corp. ("SFSC"), an affiliate of the then Chairman of the Company's Board of Directors, to purchase an additional $15.0 million of notes and of the Company to sell such notes. The terms of such notes were to be not less favorable to the Company then
(i) those that would be available in a transaction with a non-affiliate, and
(ii) those applicable to the New LLCP Notes.

In August and September 1999, the Company issued $1.5 million of such notes, bearing interest at 14.5% per annum, to SFSC. As part of that transaction, the Company also agreed to issue to SFSC warrants to purchase up to 207,000 shares of the Company's common stock at a price of $0.01 per share.

In March 2000, the Company and LLCP restructured the outstanding indebtedness of the Company in favor of LLCP, which had been in default. In the restructuring
(i) all existing defaults were waived or cured, (ii) LLCP lent an additional $16 million ("Tranche A") to the Company, (iii) the proceeds of that loan (net of fees and expenses) were used to repay all of the Company's outstanding senior secured indebtedness, (iv) the outstanding $30 million of subordinated indebtedness in favor of LLCP was exchanged for senior indebtedness ("Tranche B"), (v) the Company granted a blanket security interest in favor of LLCP, to secure both Tranche A and Tranche B, and (vi) LLCP released SFSC and its affiliates (including Mr. Bradley, Sr., Mr. Bradley, Jr., and Mr. Poole, directors of the Company) of any liability for failure to invest $15 million in the Company. Tranche A has been repaid in accordance with its terms; Tranche B is due November 2003, and bears interest at 14.50% per annum. In each case the interest rate is subject to increase by 2.0% in the event of a default by the Company. In the restructuring, the Company paid a fee of $325,000, paid accrued default interest of $300,000, issued 103,500 shares of common stock to LLCP, and paid out-of-pocket expenses of approximately $214,000. The shares of common stock issued were valued at approximately $155,000, which is included in deferred interest expense to be amortized over the remaining life of the related debt. The terms of the transaction were determined by negotiation between the Company and LLCP. Also in March 2000, the Company's Board of Directors authorized the issuance of 103,500 shares of the Company's common stock to SFSC in conjunction with the $1.5 million of promissory note issued by the Company to SFSC in August and September 1999. The shares of common stock issued were valued at approximately $155,000, which is included in deferred interest expense to be amortized over the remaining life of the related debt.

The Company must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. The Company is in compliance with all of its debt covenants as of December 31, 2001. Such covenants relate primarily to financial reporting requirements, restricted payments and the Company's debt coverage ratio as defined in the various debt agreements.

During the first quarter of 2001, the Company purchased a total of $8,000,000 of outstanding indebtedness held by LLCP and SFSC. The Company purchased and retired $4,000,000 of subordinated debt held by SFSC in exchange for payment of $3,920,000, and purchased and retired $4,000,000 of senior secured debt held by LLCP in exchange for payment of $4,200,000. The LLCP debt by its terms called for a prepayment penalty of 3% (or $120,000); the additional 2% (or $80,000) paid in connection with its February 2001 prepayment was absorbed by SFSC.

LLCP holds approximately 23.6% of the Company's outstanding common shares. SFSC is an affiliate of the Company's former Chairman, Charles E. Bradley, Sr., and SFSC and Mr. Bradley, Sr. together hold approximately 14.4% of the Company's outstanding common shares.

In July 2000, the Board of Directors authorized the purchase of up to $5,000,000 of outstanding debt and equity securities of the Company, inclusive of the mandatory annual purchase or redemption of $1,000,000 of the Company's outstanding "RISRS" subordinated debt securities, due 2006. As of December 31, 2001, the Company had purchased $2.0 million in principal amount of the RISRS, and $2.6 million of its common stock, representing 1,583,911 shares.

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

   CRITICAL ACCOUNTING POLICIES

The Company believes that its accounting policies related to (a) Residual Interest in Securitizations and Gain on Sale of Contracts and (b) Income Taxes could be considered critical. Such policies are described below.

(a) Residual Interest in Securitizations and Gain on Sale of Contracts

Gain on sale may be recognized on the disposition of Contracts either outright (as in the Company's flow purchase program) or in securitization transactions. In its securitization transactions, a wholly owned subsidiary of the Company retains a residual interest in the Contracts that are sold.

The residual interest in term securitizations and the residual interest in the Contracts sold continuously are reflected in the line item "residual interest in securitizations" on the Company's consolidated balance sheet.

The Company's securitization structure has generally been as follows:

First, the Company sells a portfolio of Contracts to a wholly owned SPS, which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor Trust or an owner Trust. The Trust is a qualifying special purpose entity and is therefore not consolidated in the Company's consolidated financial statements. The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company may retain subordinated Certificates issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Certificates. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.

The revolving note purchase facility continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS,
(ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 75% of the aggregate principal balance of the Contracts, and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's consolidated financial statements.

At the closing of each securitization, whether a term securitization or the revolving note purchase facility continuous securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) subordinated Certificates retained, and
(c) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the Certificates and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved and estimating the value of the Company's optional right to repurchase receivables pursuant to the terms of the Servicing Agreements. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Servicing Agreements primarily based on its estimate of the amount and timing of anticipated cash flows released from existing receivables then outstanding and previously charged off receivables repurchased using a discount rate that the Company believes is appropriate for the risks involved. The Company has used an effective discount rate of approximately 14% per annum.

The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Securitization Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Securitization Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals.

The annual percentage rate payable on the Contracts is significantly greater than the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Servicing Agreements as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 22% to 27% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate16% to 22% cumulatively over the lives of the related Contracts, with recovery rates approximating 4% to 6%.

In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate, or the Company would increase the estimated fair value of the Residuals. If the actual performance of the Contracts were worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. The authoritative accounting standard setting bodies are currently deliberating the consolidation of non-qualifying special purpose entities and the accounting treatment for various off-balance sheet financing transactions. The effect of such deliberations may require the Company to treat its securitizations differently. However, the outcome of such deliberations is currently unknown.

The Certificateholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Certificates until the Certificateholders are fully paid.

Of the key economic assumptions used in measuring all retained interests remaining as of December 31, 2001 and 2000, the discount rate remained constant. The range of net credit losses used in measuring all retained interests as of December 31, 2001 and 2000 were as follows:

                                                                          2001            2000
                                                                     --------------   --------------
Actual and projected prepayment speed...........................        22% - 27%           20%
Actual and projected credit losses..............................      12.0% - 17.5%    14.0% - 17.0%

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                               DECEMBER 31, 2001
                                                                               -----------------
                                                                                 (DOLLARS IN
                                                                                  THOUSANDS)
Carrying amount/fair value of residual interest in securitizations...........     $ 106,103
Weighted average life in years...............................................         1.0

Prepayment Speed Assumption (Cumulative).....................................     22% - 27%
Estimated fair value assuming 10% adverse change.............................     $ 105,785
Estimated fair value assuming 20% adverse change.............................       105,462

Expected Credit Losses (Cumulative)..........................................     12.0% -17.5%
Estimated fair value assuming 10% adverse change.............................     $ 104,545
Estimated fair value assuming 20% adverse change.............................       103,396

Residual Cash Flows Discount Rate (Annual)...................................         14.0%
Estimated fair value assuming 10% adverse change.............................     $  94,746
Estimated fair value assuming 20% adverse change.............................        93,520

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

(b) Income Taxes

The Company and its subsidiaries file a consolidated Federal income and combined state franchise tax returns. The Company utilizes the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely.

In determining the possible realization of deferred tax assets, future taxable income from the following sources are considered: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which bet operating losses might otherwise expire.

   NEW ACCOUNTING PRONOUNCEMENTS

The Company will adopt in future periods new accounting pronouncements. For information on how adoption has affected and will affect the Financial Statements, see note 1 of notes to consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Although the Company utilized its revolving note purchase facility and completed a term securitization during the year ended December 31, 2001, the structures did not lend themselves to some of the strategies the Company has used in the past to minimize interest rate risk, as described below. Specifically, the rate on the Certificates issued by the revolving note purchase facility is adjustable and there is no pre-funding component to the revolving note purchase facility or term securitization. The Company does intend to issue fixed rate Certificates and to include pre-funding structures for future term securitization transactions, whereby the amount of asset-backed securities issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding, the amount as to which there can be no assurance. In addition, the Contracts the Company does purchase and securitize have fixed rates of interest, whereas the Company's interest expense related to the current note purchase facility is based on a variable rate. Historically, the Company's term securitization facilities had fixed rates of interest. Therefore, some of the strategies the Company has used in the past to minimize interest rate risk do not currently apply.

The Company is subject to market risks due to fluctuations in interest rates primarily through its outstanding indebtedness and to a lesser extent its outstanding interest earning assets, and commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of such indebtedness:

                                                                              DECEMBER 31,
                                                               -------------------------------------------
                                                                        2001                   2000
                                                               --------------------   --------------------
                                                                CARRYING     FAIR      CARRYING     FAIR
        FINANCIAL INSTRUMENT                                      VALUE      VALUE       VALUE      VALUE
        --------------------                                   ---------  ---------   ---------  ---------
                                                                              (IN THOUSANDS)
        Warehouse lines of credit..........................    $      --  $      --   $   2,003  $   2,003
        Notes payable......................................        1,590      1,590       2,414      2,414
        Senior secured debt................................       26,000     26,000      38,000     38,000
        Subordinated debt..................................       36,989     24,791      37,699     27,709
        Related party debt.................................       17,500     11,974      21,500     15,803

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 2002 (the "2002 Proxy Statement"). The 2002 Proxy Statement will be filed not later than April 30, 2002. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the 2002 Proxy Statement.

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

The exhibits listed below are filed as part of this report, whether filed herewith or incorporated by reference to an exhibit filed with the report identified in the parentheses following the description of such exhibit. Unless otherwise indicated, each such identified report was filed by or with respect to the registrant.


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

2.1 Agreement and Plan of Merger, dated as of November 18, 2001, by and among the Registrant, CPS Mergersub, Inc. and MFN Financial Corporation. (Form 8-K filed on November 19, 2001 by MFN Financial Corporation).
3.1      Restated Articles of Incorporation (Form 10-KSB dated December 31,
         1995)
3.2      Amended and Restated Bylaws (Form 10-K dated December 31, 1997)
4.1 Indenture re Rising Interest Subordinated Redeemable Securities ("RISRS") (Form 8-K filed December 26, 1995)
4.2      First Supplemental Indenture re RISRS (Form 8-K filed December 26,
         1995)
4.3 Form of Indenture re 10.50% Participating Equity Notes ("PENs") (Form S-3, no. 333-21289)
4.4      Form of First Supplemental Indenture re PENs (Form S-3, no. 333-21289)
4.5 Second Amended and Restated Securities Purchase Agreement, dated as of March 8, 2002, by and between Levine Leichtman Capital Partners II, L.P. and the Registrant. (Form 8-K filed on March 25, 2002).
4.6 Secured Senior Note due February 28, 2003 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25,
         2002).
4.7 Second Amended and Restated Secured Senior Note due November 30, 2003 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).
4.8 12.00% Secured Senior Note due 2008 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

4.9 Sale and Servicing Agreement, dated as of March 1, 2002, among the Registrant, CPS Auto Receivables Trust 2002-A, CPS Receivables Corp., Systems & Services Technologies, Inc. and Bank One Trust Company, N.A. (Form 8-K filed on March 25, 2002).
4.10 Indenture, dated as of March 1, 2002, between CPS Auto Receivables Trust 2002-A and Bank One Trust Company, N.A. (Form 8-K filed on March 25, 2002).
10.1 1991 Stock Option Plan & forms of Option Agreements thereunder (Form 10-KSB dated March 31, 1994)
10.2     1997 Long-Term Incentive Stock Plan (Form 10-KSB dated March 31, 1994)
10.3 Lease Agreement re Chesapeake Collection Facility (Form 10-K dated December 31, 1996)
10.4     Lease of Headquarters Building (Form 10-Q dated September 30, 1997)
10.5     Partially Convertible Subordinated Note (Form 10-Q dated September 30,
         1997)
10.13 FSA Warrant Agreement dated November 30, 1998 (Form 10-K dated December 31, 1998)
10.29 Warrant to Purchase 1,335,000 Shares of Common Stock (Schedule 13D filed on April 21, 1999)
10.31 Agreement dated May 29, 1999 for Sale of Contracts on a Flow Basis (Form 10-Q dated June 30, 1999)
10.32 Amendment to Master Spread Account Agreement (Form 10-K dated December 31, 1999)
23.1     Consent of independent auditors (filed herewith)


(b) Reports on Form 8-K

During the fourth quarter of the fiscal year ended December 31, 2001, the Company filed a report on Form 8-K dated November 19, 2001, announcing the signing of a definitive agreement under which the Company subsequently acquired MFN Financial Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CONSUMER PORTFOLIO SERVICES, INC. (REGISTRANT)


March 29, 2002            By: /s/ Charles E. Bradley, Jr.
                          ------------------------------------------------------
                          Charles E. Bradley, Jr., PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 2002            By: /s/ Charles E. Bradley, Jr.
                          ------------------------------------------------------
                          Charles E. Bradley, Jr., DIRECTOR, PRESIDENT AND CHIEF
                          EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)


March 29, 2002            By: /s/ Thomas L. Chrystie
                          ------------------------------------------------------
                          Thomas L. Chrystie, DIRECTOR


March 29, 2002            By: /s/ John E. McConnaughy, Jr.
                          ------------------------------------------------------
                          John E. McConnaughy, Jr., DIRECTOR


March 29, 2002            By: /s/ John G. Poole
                          ------------------------------------------------------
                          John G. Poole, DIRECTOR


March 29, 2002            By: /s/ William B. Roberts
                          ------------------------------------------------------
                          William B. Roberts, DIRECTOR


March 29, 2002            By: /s/ Robert A. Simms
                          ------------------------------------------------------
                          Robert A. Simms, DIRECTOR


March 29, 2002            By: /s/ Daniel S. Wood
                          ------------------------------------------------------
                          Daniel S. Wood, DIRECTOR


March 29, 2002            By: /s/ David N. Kenneally
                          ------------------------------------------------------
                          David N. Kenneally, CHIEF FINANCIAL OFFICER
                          (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


                                   INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                        REFERENCE
                                                                                        ---------

Independent Auditors' Report.............................................................   F-2

Consolidated Balance Sheets as of December 31, 2001, and 2000............................   F-3

Consolidated Statements of Operations for the years ended December 31,
   2001, 2000, and 1999..................................................................   F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001,
   2000, and 1999........................................................................   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and
   1999..................................................................................   F-6

Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000,
   and 1999..............................................................................   F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Consumer Portfolio Services, Inc.:

    We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                               KPMG LLP

Orange County, California
March 25, 2002


                             CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             DECEMBER 31,     DECEMBER 31,
                                                                                 2001             2000
                                                                            --------------   --------------
ASSETS
Cash ....................................................................   $       2,570    $      19,051
Restricted cash (note 2) ................................................          11,354            5,264
Contracts held for sale (note 3) ........................................           3,548           18,830
Servicing fees receivable ...............................................           3,100            3,204
Residual interest in securitizations (note 4) ...........................         106,103           99,199
Furniture and equipment, net (notes 7 and 10) ...........................           2,346            2,559
Deferred financing costs (notes 8 and 12) ...............................           1,584            1,898
Related party receivables (note 8) ......................................             669              899
Deferred interest expense (notes 9 and 12) ..............................           5,370            8,102
Deferred tax asset, net (note 11) .......................................           7,429            7,189
Other assets (notes 8 and 9) ............................................           7,131            9,499
                                                                            --------------   --------------
                                                                            $     151,204    $     175,694
                                                                            ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses .....................................   $       6,963    $      10,958
Warehouse line of credit ................................................              --            2,003
Capital lease obligation (note 10) ......................................             476              998
Notes payable (note 12) .................................................           1,590            2,414
Senior secured debt (note 12) ...........................................          26,000           38,000
Subordinated debt (note 12) .............................................          36,989           37,699
Related party debt (note 8) .............................................          17,500           21,500
                                                                            --------------   --------------
                                                                                   89,518          113,572
Shareholders' Equity (notes 9 and 12)
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued .............................              --               --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding ............................              --               --
Common stock, no par value; authorized
   30,000,000 shares; 20,551,449 and 20,367,901 shares
   issued and outstanding at December 31, 2001
   and December 31, 2000, respectively ..................................          63,888           64,277
Retained earnings (accumulated deficit) .................................             189             (131)
Deferred compensation ...................................................            (377)            (734)
Treasury stock, 1,268,759 shares and 720,752 at
   December 31, 2001 and December 31, 2000,
   respectively, at cost ................................................          (2,014)          (1,290)
                                                                            --------------   --------------
                                                                                   61,686           62,122
Commitments and contingencies (notes 3, 4, 8, 9, 10, 11, 12, and 13) ....              --               --
                                                                            --------------   --------------
                                                                            $     151,204    $     175,694
                                                                            ==============   ==============


                        See accompanying notes to consolidated financial statements.


                        CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                   2001       2000        1999
                                                                ---------  ---------   ---------
Revenues:
Gain (loss) on sale of contracts, net (notes 3, 4 and 5) ....   $ 32,765   $ 16,234    $(14,844)
Interest income (note 6) ....................................     17,205      3,480       3,032
Servicing fees ..............................................     10,666     15,848      27,761
Other income (loss) (note 8) ................................      1,369        389      (1,144)
                                                                ---------  ---------   ---------
                                                                  62,005     35,951      14,805
                                                                ---------  ---------   ---------
Expenses:
Employee costs ..............................................     23,994     24,634      29,820
General and administrative (note 8) .........................     12,645     15,772      19,605
Interest ....................................................     14,335     17,240      27,405
Marketing ...................................................      6,525      6,126       5,423
Occupancy (note 10) .........................................      3,167      3,408       2,793
Depreciation and amortization ...............................      1,019      1,161       1,595
Related party consulting fees (note 8) ......................         --         13        327
                                                                ---------  ---------   ---------
                                                                  61,685     68,354      86,968
                                                                ---------  ---------   ---------
Income (loss) before income taxes ...........................        320    (32,403)    (72,163)
Income taxes (benefit) (note 11) ............................         --    (10,256)    (27,631)
                                                                ---------  ---------   ---------
Net income (loss) ...........................................   $    320   $(22,147)   $(44,532)
                                                                =========  =========   =========
Earnings (loss) per share (note 1):
  Basic .....................................................   $   0.02   $  (1.10)   $  (2.38)
  Diluted ...................................................   $   0.02   $  (1.10)   $  (2.38)
Number of shares used in computing earnings (loss) per
  share (note 1):
  Basic .....................................................     19,480     20,195      18,678
  Diluted ...................................................     21,018     20,195      18,678


                   See accompanying notes to consolidated financial statements.


                              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                (IN THOUSANDS)

                                                                      SERIES A
                                            PREFERRED STOCK        PREFERRED STOCK          COMMON STOCK
                                        ---------------------- ----------------------  ---------------------
                                          SHARES      AMOUNT     SHARES      AMOUNT      SHARES     AMOUNT
                                        ----------  ---------- ----------  ----------  ---------- ----------
Balance at December 31, 1998........        --         $ --        --        $  --       15,659    $ 52,533
Common stock issued upon exercise
     of warrants (notes 9 and 12)...        --           --        --           --        4,449          44
Valuation of warrants issued and            --           --        --           --
     repriced (notes 9 and 12)......                                                         --       9,844
Net loss............................        --           --        --           --           --          --
                                        ----------  ---------- ----------  ----------  ---------- ----------
Balance at December 31, 1999........        --           --        --           --       20,108      62,421
Common stock issued upon exercise
     of options (notes 9 and 12)....        --           --        --           --           53          33
Common stock issued (note 8)........                                                        207         311
Treasury stock......................        --           --        --           --           --
Increase in deferred compensation
     on stock options (note 9)......        --           --        --           --           --       1,512
Amortization of stock compensation..        --           --        --           --           --          --
Net loss............................        --           --        --           --           --          --
                                        ----------  ---------- ----------  ----------  ---------- ----------
Balance at December 31, 2000........        --           --        --           --       20,368      64,277
Common stock issued upon exercise
  of options (notes 9 and 12).........      --           --        --           --          498         312
Treasury stock......................        --           --        --           --           --          --
Cancellation of  treasury stock.....        --           --        --           --         (315)       (624)
Decrease in deferred compensation
  on stock options (note 9).........        --           --        --           --           --         (77)
Amortization of stock compensation..        --           --        --           --           --          --
Net earnings                                --           --        --           --           --          --
                                        ----------  ---------- ----------  ----------  ---------- ----------
Balance at December 31, 2001........        --           --        --           --       20,551     $63,888
                                        ==========  ========== ==========  ==========  ========== ==========

continued on next page

continued from previous page
                                                                             RETAINED
                                          TREASURY STOCK       DEFERRED      EARNINGS
                                      ----------------------   DEFERRED    (ACCUMULATED)
                                        SHARES      AMOUNT   COMPENSATION     DEFICIT)       TOTAL
                                      ----------  ---------- ------------  -------------  -----------
Balance at December 31, 1998........       --      $     --    $     --     $  66,548     $  119,081
Common stock issued upon exercise
     of warrants (notes 9 and 12)...       --            --          --            --             44
Valuation of warrants issued and           --            --          --            --
     repriced (notes 9 and 12)......                                                           9,844
Net loss............................       --            --          --       (44,532)       (44,532)
                                      ----------  ---------- ------------  -------------  -----------
Balance at December 31, 1999........       --            --          --        22,016         84,437
Common stock issued upon exercise
     of options (notes 9 and 12)....       --            --          --            --             33
Common stock issued (note 8)........                                                             311
Treasury stock......................     (721)       (1,290)         --            --         (1,290)
Increase in deferred compensation
     on stock options (note 9)......       --            --      (1,512)           --             --
Amortization of stock compensation..       --            --         778            --            778
Net loss............................       --            --          --       (22,147)       (22,147)
                                      ----------  ---------- ------------  -------------  -----------
Balance at December 31, 2000........     (721)       (1,290)       (734)         (131)        62,122
Common stock issued upon exercise
  of options (notes 9 and 12).........     --            --          --            --            312
Treasury stock......................     (863)       (1,348)         --            --         (1,348)
Cancellation of  treasury stock.....      315           624          --            --             --
Decrease in deferred compensation
  on stock options (note 9).........       --            --          77            --             --
Amortization of stock compensation..       --            --         280            --            280
Net earnings                               --            --          --           320            320
                                      ----------  ---------- ------------  -------------  -----------
Balance at December 31, 2001........   (1,269)     $ (2,014)   $   (377)      $   189     $   61,686
                                      ==========  ========== ============  =============  ===========

                     See accompanying notes to consolidated financial statements.

                             CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                          2001         2000         1999
                                                                       ----------   ----------   ----------
Cash flows from operating activities:
   Net income (loss) ...............................................   $     320    $ (22,147)   $ (44,532)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization .................................       1,019        1,161        1,595
     Amortization of deferred financing costs ......................         890        1,129          641
     Provision for (recovery of) credit losses .....................      (5,695)       1,838        5,323
     NIR gains recognized ..........................................      (9,211)          --           --
     Loss on sale of furniture and equipment .......................          --           14           --
     Deferred compensation .........................................         280          778           --
     Equity in net (income) loss of investment in
       unconsolidated affiliates ...................................          --          755        2,411
     Releases of cash from Trusts to Company .......................      43,652       80,614       27,974
     Initial deposits to spread accounts ...........................      (2,477)          --           --
     Net deposits to spread accounts ...............................     (24,581)     (15,042)     (23,093)
    (Increase) decrease in receivables from Trusts and
       investment in subordinated certificates .....................     (14,287)       7,758       40,437
     Changes in assets and liabilities:
       Restricted cash .............................................      (6,090)      (3,230)        (415)
       Purchases of contracts held for sale ........................    (672,281)    (631,530)    (424,746)
       Liquidation of contracts held for sale ......................     693,258      613,283      582,584
       Other assets ................................................       5,164       12,630        6,792
       Accounts payable and accrued expenses .......................      (3,995)      (2,679)       4,370
       Warehouse lines of credit ...................................      (2,003)       2,003     (151,857)
       Deferred tax asset/liability ................................        (240)     (10,256)     (20,929)
       Taxes payable/receivable ....................................          --        1,663       (6,735)
                                                                       ----------   ----------   ----------
          Net cash provided by (used in) operating activities ......       3,723       38,742         (180)
                                                                       ----------   ----------   ----------
Cash flows from investing activities:
   Proceeds from sale of investment in unconsolidated affiliate ....          --           --          979
   Net related party receivables ...................................         230            2        2,367
   Purchases of furniture and equipment ............................        (766)        (625)         (33)
                                                                       ----------   ----------   ----------
          Net cash provided by (used in) investing activities ......        (536)        (623)       3,313
                                                                       ----------   ----------   ----------
Cash flows from financing activities:
   Increase in senior secured debt .................................          --       16,000           --
   Issuance of related party debt ..................................          --           --        1,500
   Issuance of subordinated debt ...................................          --           --        5,000
   Issuance of notes payable .......................................          --           --        2,147
   Repayment of senior secured debt ................................     (12,000)     (31,161)      (9,839)
   Repayment of subordinated debt ..................................        (710)      (1,301)      (1,000)
   Repayment of capital lease obligations ..........................        (522)        (508)        (626)
   Repayment of notes payable ......................................        (824)      (1,592)        (697)
   Repayment related party debt ....................................      (4,000)          --           --
   Payment of financing costs ......................................        (576)        (539)        (312)
   Purchase of common stock ........................................      (1,348)      (1,290)          --
   Exercise of options and warrants ................................         312           33           44
                                                                       ----------   ----------   ----------
          Net cash (used in) provided by financing activities ......     (19,668)     (20,358)      (3,783)
                                                                       ----------   ----------   ----------
Increase (decrease) in cash ........................................     (16,481)      17,761         (650)
Cash at beginning of period ........................................      19,051        1,290        1,940
                                                                       ----------   ----------   ----------
Cash at end of period ..............................................   $   2,570    $  19,051    $   1,290
                                                                       ==========   ==========   ==========

                        See accompanying notes to consolidated financial statements.


                             CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                          --------------------------------
                                                                             2001      2000        1999
                                                                          ---------  ---------   ---------
Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for:
        Interest ......................................................   $ 10,780   $ 13,362    $ 23,872
        Income taxes, net .............................................         22     (1,663)         62
Supplemental disclosure of non-cash investing and financing activities:
      Issuance of common stock upon restructuring of debt .............         --        311          --
      Revaluation of common stock warrants ............................         --         --       9,844
      Furniture and equipment acquired through capital leases .........         --         75          --
      Reclassification of subordinated debt ...........................         --     30,000          --
      Stock compensation ..............................................        280        778          --
      Cancellation of treasury shares .................................        624         --          --


                        See accompanying notes to consolidated financial statements.

                        CONSUMER PORTFOLIO SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") engage primarily in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. The Company specializes in Contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies. The Company's headquarters and principal collection facilities are located in Irvine, California. There is also a regional collection center located in Chesapeake, Virginia, and a satellite collection office in Dallas, Texas.

    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Consumer Portfolio Services, Inc. and its wholly owned subsidiaries, CPS Marketing, Inc., Alton Receivables Corp. ("Alton"), CPS Receivables Corp. ("CPSRC"), CPS Funding Corp. ("CPSFC"), CPS Funding LLC ("CPSF2"), CPS Warehouse Corp. ("CPSWC") and Linc Acceptance Company ("LINC"). Alton, CPSRC, CPSFC and CPSWC are limited purpose corporations, and CPSF2 is a limited liability company, all of which are special purpose subsidiaries ("SPS"), formed to accommodate the structures under which the Company purchases and sells its Contracts. CPS Marketing, Inc. employs marketing representatives who solicit business from Dealers. The consolidated financial statements also include the accounts of SAMCO Acceptance Corp. and CPS Leasing, Inc., which are 80% owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates that are not majority owned are reported using the equity method. The excess of the purchase price of such subsidiaries over the Company's share of the net assets at the acquisition date ("goodwill") is being amortized over a period of up to fifteen years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. Impairment is measured by discounting operating income at an appropriate discount rate.

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

   CONTRACTS HELD TO MATURITY

Contracts held to maturity are presented at the lower of cost or market and are included in other assets. Payments received on Contracts held to maturity are restricted to certain securitized pools, and the related Contracts cannot be resold.

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

   CONTRACT ACQUISITION FEES

Upon purchase of a Contract from a Dealer, the Company generally charges or advances the Dealer an acquisition fee. The acquisition fees associated with Contract purchases are deferred until the Contracts are sold, at which time the deferred acquisition fees are recognized as a component of the gain on sale. The Company also charges the purchaser an origination fee for those Contracts that are sold on a flow basis. Those fees are recognized at the time the Contracts are sold and are also a component of the gain on sale.

   FLOW PURCHASE PROGRAM

The Company purchases Contracts for immediate and outright resale to non-affiliated third parties. The Company sells such Contracts for a mark-up above what the Company pays the Dealer. In such sales, the Company makes certain representations and warranties to the purchasers, normal in the industry, which relate primarily to the legality of the sale of the underlying motor vehicle and to the validity of the security interest that is being conveyed to the purchaser. These representations and warranties are generally similar to the representations and warranties given by the originating Dealer to the Company. In the event of a breach of such representations or warranties, the Company may incur liabilities in favor of the purchaser(s) of the Contracts and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s). One of the two flow purchasers ceased to purchase Contracts in December 2001. The other flow purchaser has stated that it will cease such purchases in May 2002. The Company accordingly expects the flow purchase program will terminate in May 2002.

RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF CONTRACTS

Gain on sale may be recognized on the disposition of Contracts either outright (as in the Company's flow purchase program) or in securitization transactions. In its securitization transactions, a wholly owned subsidiary of the Company retains a residual interest in the Contracts that are sold.

The residual interest in term securitizations and the residual interest in the Contracts sold continuously are reflected in the line item "residual interest in securitizations" on the Company's consolidated balance sheet.

The Company's securitization structure has generally been as follows:

First, the Company sells a portfolio of Contracts to a wholly owned special purpose subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor Trust or an owner Trust. The Trust is a qualifying special purpose entity and is therefore not consolidated in the Company's consolidated financial statements. The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company may retain subordinated Certificates issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Certificates. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.

The revolving note purchase facility continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS,
(ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 75% of the aggregate principal balance of the Contracts, and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's consolidated financial statements.

At the closing of each securitization, whether a term securitization or the revolving note purchase facility continuous securitization, the Company removes from its consolidated balance sheet the Contracts held for sale and adds to its consolidated balance sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) subordinated Certificates retained, and
(c) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the Certificates and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved and estimating the value of the Company's optional right to repurchase receivables pursuant to the terms of the Servicing Agreements. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Servicing Agreements primarily based on its estimate of the amount and timing of anticipated cash flows released from existing receivables then outstanding and previously charged off receivables repurchased using a discount rate that the Company believes is appropriate for the risks involved. The Company has used an effective discount rate of approximately 14% per annum.

The Company receives periodic base servicing fees for the servicing and collection of the Contracts pursuant to the Company's usual form of servicing agreement (the Company's servicing agreements with purchasers of portfolios of Contracts are collectively referred to as the "Servicing Agreements"). In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Securitization Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Securitization Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization or OC account). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals.

The annual percentage rate payable on the Contracts is significantly greater than the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Servicing Agreements as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 22% to 27% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 16% to 22% cumulatively over the lives of the related Contracts, with recovery rates approximating 4% to 6%.

In future periods, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate, or the Company would increase the estimated fair value of the Residuals. If the actual performance of the Contracts were worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required.

The Certificateholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Certificates until the Certificateholders are fully paid.

   SERVICING

The Company considers the servicing fee received to approximate adequate compensation. As a result, no servicing asset or liability has been recognized. Servicing fees are reported as income when earned. Servicing costs are charged to expense as incurred. Servicing fees receivable represent fees earned but not yet remitted to the Company by the trustee.

   FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost net of accumulated depreciation. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets held under capital leases and leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

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

   EARNINGS (LOSS) PER SHARE

The following table illustrates the computation of basic and diluted earnings
(loss) per share:

                                                                          YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                     2001          2000        1999
                                                                 -----------   -----------  -----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
       Numerator:
       Numerator for basic earnings (loss) per share--
         net income (loss)...................................    $      320    $  (22,147)  $  (44,532)
                                                                 ===========   ===========  ===========
       Numerator for diluted earnings (loss) per share.......    $      320    $  (22,147)    $(44,532)
                                                                 ===========   ===========  ===========
       Denominator:
       Denominator for basic earnings (loss) per share
        -- weighted average number of common shares
         outstanding during the year.........................        19,480        20,195       18,678
       Incremental common shares attributable to
         exercise of outstanding options and warrants........         1,538            --           --
                                                                 -----------   -----------  -----------
       Denominator for diluted earnings (loss) per share.....        21,018        20,195       18,678
                                                                 ===========   ===========  ===========
       Basic earnings (loss) per share.......................    $     0.02    $    (1.10)  $    (2.38)
                                                                 ===========   ===========  ===========
       Diluted earnings (loss) per share.....................    $     0.02    $    (1.10)  $    (2.38)
                                                                 ===========   ===========  ===========

Excluded from the diluted loss per share calculation for the year ended December 31, 2000 and 1999, were 1.7 million shares and 344,256 shares, respectively, from outstanding options and warrants. There was no such anti-dilution in 2001. Additionally, for the years ended December 31, 2000, and 1999, an additional 2.4 million from incremental shares attributable to the conversion of certain subordinated debt were excluded from the diluted share calculation, as these securities are anti-dilutive. Incremental shares of 1.1 million related to the conversion of subordinated debt have been excluded from the calculation for the year ended December 31, 2001.

   DEFERRAL AND AMORTIZATION OF DEBT ISSUANCE COSTS

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

   SEGMENT REPORTING

Operations are managed and financial performance is evaluated on a Company-wide basis by chief decision makers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

   NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, "Accounting for Business Combinations" ("SFAS 141"), and Statement No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies certain criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

The Company is required to adopt the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 will not be amortized. The adoption of SFAS 142 did not have any impact on the Company's results of operations, its financial condition or financial reporting.

In June 2001, the FASB issued Statement of Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption and implementation of SFAS 143 will have a material effect on the Company's results of operations, its financial condition or financial reporting.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144")." For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS 144 retains the requirement of FASB Statement No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used." The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect, if any, of adoption of SFAS 144.

   USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for credit losses, deferred tax asset valuation allowance, valuing the Residuals and computing the related gain on sale on the transactions that created the Residuals. Actual results could differ from those estimates depending on the future performance of the related Contracts.

   RECLASSIFICATION

Certain amounts for the prior years have been reclassified to conform to the current year's presentation.

(2) RESTRICTED CASH

Restricted cash comprised the following components:

                                                               DECEMBER 31,
                                                           -------------------
                                                             2001      2000
                                                           --------- ---------
                                                              (IN THOUSANDS)
        Flow purchases deposit.........................    $  4,100  $  4,500
        Litigation reserve.............................       3,303        --
        Note purchase facility reserve.................       3,060        --
        Lockbox agreement deposit......................         500        --
        LINC bankruptcy reserve........................          --       500
        Other..........................................         391       264
                                                           --------- ---------
           Total restricted cash.......................    $ 11,354  $  5,264
                                                           ========= =========

Certain of the Company's operating agreements require that the Company establish cash reserves for the benefit of the other parties to the agreements, in case those parties are subject to any claims or exposure. In addition, certain of these agreements require that the Company establish amounts in reserve related to outstanding litigation. As of the date of this report, the lockbox agreement has been terminated and the note purchase facility has been repaid, and the related cash is no longer restricted. No other amounts have been drawn from the remaining accounts.

During 2000, the Company established agreements with third parties that purchase Contracts from the Company on a flow through basis, to expedite payment for Contracts that the Company sells to such purchasers. As part of the agreements, the Company agreed to post cash reserves to be used to pay for any Contracts not ultimately accepted by the respective third parties. During the year ended December 31, 2000 no amounts had been drawn on any of these accounts. The Company has the ability to cancel the agreements at any time and require that the reserve amounts be returned.

In connection with the bankruptcy of LINC, the court had ordered the Company to post a cash reserve. The adversary proceeding was settled in December 2001 upon the Company's agreement to pay an aggregate of $425,000 to the trustee (see note
10).

(3) CONTRACTS HELD FOR SALE

The following table presents the components of Contracts held for sale:

                                                                                         DECEMBER 31,
                                                                                    -----------------------
                                                                                       2001         2000
                                                                                    ----------   ----------
                                                                                         (IN THOUSANDS)
        Gross receivable balance.................................................   $   3,563    $  21,426
        Unearned finance charges.................................................          (3)        (308)
        Deferred acquisition fees and discounts..................................         (12)        (121)
        Allowance for credit losses..............................................          --       (2,167)
                                                                                    ----------   ----------
           Net contracts held for sale...........................................   $   3,548    $  18,830
                                                                                    ==========   ==========

The following table presents the activity in the allowance for credit losses:

                                                                              YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                           2001        2000         1999
                                                                        ----------  ----------   ----------
                                                                                  (IN THOUSANDS)
        Balance, beginning of year................................      $   2,167   $     863    $   2,751
        Provision (Recovery of allowance).........................         (5,695)      1,838        5,323
        Charge-offs...............................................         (1,420)     (4,286)      (8,478)
        Allowance (allocated to) reclassed from repossessed
           inventory and contracts held to maturity...............            394       1,136         (217)
        Recoveries................................................          4,554       2,616        1,484
                                                                        ----------  ----------   ----------
        Balance, end of year......................................      $      --   $   2,167    $     863
                                                                        ==========  ==========   ==========

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

For the year ended December 31, 2001, 12.7% and 7.0% of Contracts purchased by the Company were purchased from Dealers in Texas and California, respectively. For the year ended December 31, 2000, 12.8% and 12.2% of Contracts purchased by the Company were purchased from Dealers in California and Texas, respectively.

As of December 31, 2001 and 2000, respectively, the Company had commitments to purchase $1.4 million and $2.4 million of Contracts from Dealers in the ordinary course of business.

(4) RESIDUAL INTEREST IN SECURITIZATIONS

The following table presents the components of the residual interest in securitizations:

                                                                                          DECEMBER 31,
                                                                                     ----------------------
                                                                                        2001         2000
                                                                                     ----------  ----------
                                                                                         (IN THOUSANDS)
         Cash, commercial paper, US government securities and other
           qualifying investments (Spread Account)...............................    $  43,960   $  60,554
         Receivable from Trusts..................................................       50,251      38,639
         Investment in subordinated certificates.................................       11,892           6
                                                                                     ----------  ----------
         Residual interest in securitizations....................................    $ 106,103   $  99,199
                                                                                     ==========  ==========

The following table presents the estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                             DECEMBER 31,
                                                              ----------------------------------------
                                                                 2001            2000          1999
                                                              -----------    -----------    ----------
                                                                           (IN THOUSANDS)
        Undiscounted estimated credit losses..............    $   16,210     $   17,819     $   77,480
        Servicing subject to recourse provisions..........    $  281,493     $  389,602     $  813,061
                                                              ===========    ===========    ===========
        Undiscounted estimated credit losses as
          percentage of servicing subject to
          recourse provisions.............................          5.76%          4.57%          9.53%
                                                              ===========    ===========    ===========

The Company did not securitize any Contracts in 2000. The key economic assumptions used in measuring retained interest at the date of securitization during the year ended December 31, 2001, were as follows:

        Prepayment speed (cumulative).................................................             25%
        Weighted average life (in years)..............................................            4.8
        Expected credit losses (cumulative)...........................................           12.0%
        Residual cash flows discounted at (per annum).................................           14.0%

Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. Static pool losses used to measure the retained interest for each subsequent year ranged from 12.0% to 17.5% and 14.0% to 17.0% at December 31, 2001 and 2000, respectively.

Of the key economic assumptions used in measuring all retained interests remaining as of December 31, 2001 and 2000, the discount rate remained constant. The range of net credit losses used in measuring all retained interests as of December 31, 2001 and 2000 were as follows:


                                                                          2001               2000
                                                                     --------------     --------------
Actual and projected prepayment speed...........................        22% - 27%             20%
Actual and projected credit losses..............................      12.0% - 17.5%     14.0% - 17.0%

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                              DECEMBER 31, 2001
                                                                              -----------------
                                                                                (DOLLARS IN
                                                                                 THOUSANDS)
Carrying amount/fair value of residual interest in securitizations...........    $ 106,103
Weighted average life in years...............................................          1.0

Prepayment Speed Assumption (Cumulative).....................................     22% - 27%
Estimated fair value assuming 10% adverse change.............................    $ 105,785
Estimated fair value assuming 20% adverse change.............................      105,462

Expected Credit Losses (Cumulative)..........................................    12.0% -17.5%
Estimated fair value assuming 10% adverse change.............................    $ 104,545
Estimated fair value assuming 20% adverse change.............................      103,396

Residual Cash Flows Discount Rate (Annual)...................................         14.0%
Estimated fair value assuming 10% adverse change.............................    $  94,746
Estimated fair value assuming 20% adverse change.............................       93,520

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

The following table summarizes the cash flows received from (paid to) securitization Trusts:

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                     2001         2000        1999
                                                                  ----------   ----------   ----------
                                                                             (IN THOUSANDS)
        Releases of cash from Spread Accounts.................    $  43,652    $  80,614    $  27,974
        Servicing fees received...............................       10,208       15,840       26,719
        Net deposits to Spread Accounts.......................      (24,581)     (15,042)     (23,093)
        Initial deposit to Spread Accounts....................       (2,477)          --           --
        Purchase of delinquent or foreclosed assets...........      (37,620)     (83,246)    (123,158)
        Repurchase of trust assets............................       (2,936)     (24,535)          --

The following table presents the historical loss and delinquency amounts for the serviced portfolio:

                                                                    PRINCIPAL AMOUNT OF
                                             TOTAL PRINCIPAL         CONTRACTS 60 DAYS         NET CREDIT LOSSES
                                           AMOUNT OF CONTRACTS        OR MORE PAST DUE            (RECOVERIES)
                                        ------------------------  ------------------------     FOR THE YEAR ENDED
                                                          AT DECEMBER 31,                         DECEMBER 31,
                                        --------------------------------------------------  ------------------------
                                            2001         2000         2001         2000         2001         2000
                                        -----------  -----------  -----------  -----------  -----------  -----------
                                                                       (IN THOUSANDS)
Securitized Contracts...............    $  281,493  $   389,602   $    7,192   $    7,115   $   24,446   $   62,954
Contracts held for sale, includes
  repossessions.....................         3,638       21,452          178          649       (3,107)         230
Contracts held to maturity..........           383          829           55          163          (27)       1,440
                                        -----------  -----------  -----------  -----------  -----------  -----------
Total servicing portfolio...........    $  285,514   $  411,883   $    7,425   $    7,927   $   21,312   $   64,624
                                        ===========  ===========  ===========  ===========  ===========  ===========

(5) GAIN (LOSS) ON SALE OF CONTRACTS

The following table presents the components of the net gain (loss) on sale of
Contracts:

                                                                             YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                         2001        2000          1999
                                                                     -----------  -----------  -----------
                                                                                 (IN THOUSANDS)
        NIR gains recognized.....................................    $    9,211   $       --    $      --
        Gain (loss) on sale of Contracts.........................        16,592       18,352      (15,831)
        Deferred acquisition fees and discounts..................         2,816          162        7,434
        Expenses related to sales................................        (1,549)        (442)      (1,124)
        (Provision for) recovery of credit losses................         5,695       (1,838)      (5,323)
                                                                     -----------  -----------  -----------
        Net gain (loss) on sale of Contracts.....................    $   32,765   $   16,234   $  (14,844)
                                                                     ===========  ===========  ===========

(6) INTEREST INCOME

The following table presents the components of interest income:

                                                                             YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                        2001         2000          1999
                                                                     -----------  -----------  -----------
                                                                                 (IN THOUSANDS)
        Interest on Contracts held for sale.....................       $  2,249   $    1,956   $   27,802
        Residual interest income, net...........................         14,648          653      (24,917)
        Other interest income...................................            308          871          147
                                                                     -----------  -----------  -----------
                                                                     $   17,205   $    3,480   $    3,032
                                                                     ===========  ===========  ===========

(7) FURNITURE AND EQUIPMENT

The following table presents the components of furniture and equipment:

                                                                                         DECEMBER 31,
                                                                                    -----------------------
                                                                                       2001         2000
                                                                                    ----------   ----------
                                                                                        (IN THOUSANDS)
        Furniture and fixtures...................................................   $   2,999    $   3,001
        Computer equipment.......................................................       3,720        2,732
        Leasing assets...........................................................         729          820
        Leasehold improvements...................................................         637          637
        Other fixed assets.......................................................          17          233
                                                                                    ----------   ----------
                                                                                        8,102        7,423
        Less accumulated depreciation and amortization                                 (5,756)      (4,864)
                                                                                    ----------   ----------
                                                                                    $   2,346    $   2,559
                                                                                    ==========   ==========

(8) RELATED PARTY TRANSACTIONS

   INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company purchased a 38% interest in NAB Asset Corporation ("NAB") on June 6, 1996, for approximately $4.3 million. At the time of the acquisition, NAB had approximately $3.5 million in cash and no significant operations. The Company's purchase price of its investment in NAB exceeded the Company's share of the net assets of NAB at the acquisition date by approximately $1.4 million. This amount, which was included in other assets in the accompanying consolidated balance sheets as goodwill, was being amortized over a period of fifteen years. During 1999, the Company determined that the value of the goodwill was impaired and wrote off the remaining balance of the goodwill which is included in other income (loss) in the accompanying consolidated statement of operations. Based on the closing price on the Nasdaq, the market value of the investment in NAB was approximately $39,000 and $483,674 at December 31, 2000 and 1999, respectively. During the fourth quarter of 2001, the Company sold its investment in NAB to an unrelated third party for $204,110 in cash, which is recorded as other income in the Company's consolidated statement of operations.

Subsequent to the Company's investment in NAB, NAB purchased Mortgage Portfolio Services, Inc. ("MPS") from the Company for $300,000. MPS, formed by the Company in April 1996, is a mortgage broker-dealer based in Texas. In July 1996, NAB formed CARSUSA, Inc. ("CARSUSA"), which purchased, and now owns and operates, a Mitsubishi automobile dealership in Southern California. On June 27, 1997, NAB sold CARSUSA to Charles E. Bradley, Sr. and Charles E. Bradley, Jr., for $1.5 million. Included in other income for the years ended December 31, 2000 and 1999, are losses of $755,081 and $2.5 million, respectively, which represents the Company's share of NAB's net loss. No such loss is included for the year ended December 31, 2001, as the Company's investment is NAB had been written down to zero in 2000.

   RELATED PARTY RECEIVABLES

The following table presents the components of related party receivables:

                                                              DECEMBER 31,
                                                          -------------------
        RELATED PARTY                                       2001       2000
                                                          --------   --------
                                                             (IN THOUSANDS)
        CARSUSA, Inc..................................    $    669   $    688
        Loan to Officer of Subsidiary.................          --        125
        NAB Asset Corporation.........................          --         86
                                                          --------   --------
                                                          $    669   $    899
                                                          ========   ========

The Company purchased 16, 28 and 57 Contracts from CARSUSA, with an aggregate principal balance of approximately $233,431, $414,052 and $827,434, respectively, in 2001, 2000 and 1999.

Stanwich Partners, Inc. is an affiliate of Charles E. Bradley, Sr., former Chairman of the Board of Directors of the Company. The Company was previously party to a consulting agreement with Stanwich Partners, Inc. that called for monthly payments of $6,250 per month. Included in the accompanying consolidated statements of operations for the years ended December 31 2000 and 1999, is $12,500 and $75,000, respectively, of consulting expense related to this consulting agreement. There was no such consulting expense paid in 2001.

In November 1998, the Company issued $25 million of subordinated promissory notes due November 30, 2003, to an affiliate of Levine Leichtman Capital Partners, Inc. ("LLCP") (see note 13). As part of the transaction, the Company entered into a consulting agreement with LLCP, calling for monthly consulting fees of $22,917 through November 1999. Included in the accompanying consolidated statement of operations is $252,083 of consulting fees for the year ended December 31, 1999, related to this consulting agreement.

   CPS LEASING, INC. RELATED PARTY DIRECT LEASE RECEIVABLES

Included in other assets recorded in the Company's consolidated balance sheet are direct lease receivables due to CPS Leasing, Inc. from related parties, primarily companies affiliated with the Company's former Chairman of the Board of Directors. Such related party direct lease receivables totaled approximately $3.1 million and $3.7 million at December 31, 2001 and 2000, respectively.

   RELATED PARTY DEBT

In June 1997 the Company borrowed $15 million on an unsecured and subordinated basis from Stanwich Financial Services Corp. ("SFSC"), an affiliate of Charles
E. Bradley, Sr., the former Chairman of the Company's Board of Directors. This loan ("RPL") is due 2004, and has a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company may pre-pay the RPL without penalty at any time after three years. At maturity or repayment of the RPL, the holder thereof will have an option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share. The balance of the RPL at December 31, 2001 and 2000, was $15.0 million.

During 1998, the Company borrowed an additional $4 million on an unsecured basis from SFSC. This loan ("RPL2") is due 2004, and has a fixed rate of interest of 12.5% per annum payable monthly beginning December 1998. The Company had the right to pre-pay the RPL2, without penalty, at any time after June 12, 2000. At maturity or repayment of the RPL2, the holder thereof would have the option to convert the entire principal balance of the note, or a portion thereof, into common stock of the Company, at a conversion rate of $3 per share. The $4.0 million balance of the RPL2 outstanding at December 31, 2000 was repaid during the first quarter of 2001.

During 1998, the Company borrowed $1.0 million on an unsecured basis from John
G. Poole, a director of the Company. The terms of this note ("RPL3") are the same as RPL2. The balance of the RPL3 at December 31, 2001 and 2000 was $1.0 million.

During 1999, the Company borrowed $1.5 million on an unsecured basis from SFSC. This loan ("RPL4") is due 2004, has a fixed rate of interest of 14.5% per annum payable monthly beginning October 1999. In conjunction with the issuance of RPL4, the Company issued warrants to purchase 103,500 shares of the Company's common stock at a price of $0.01 per share. The balance of the RPL4 at December 31, 2001 and 2000 was $1.5 million.

   RELATED PARTY STOCK SALE AND PURCHASE

In July 1998, the Company sold 443,459 shares of common stock in a private placement to SFSC for $5 million. As of December 31, 2001, such shares of common stock had not been registered for public sale.

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

The Company is required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines, senior debt, subordinated debt, and related party debt. The covenants restrict the payment of certain distributions, including dividends. (See note 12.)

Included in common stock at December 31, 2001 and 2000, is additional paid in capital related to the valuation of certain stock options as required by Financial Interpretation No. 44 ("FIN 44"). Based on the adoption of FIN 44, common stock decreased by $(77,000) at December 31, 2001, of which $280,000 relates to the effect of options and $(357,000) relates to deferred compensation. For the year ended December 31, 2000, common stock increased by approximately $1.5 million, $778,000 relates to the effect of options and $734,000 relates to deferred compensation.

   STOCK PURCHASES

During 2000, the Company's Board of Directors authorized the Company to purchase up to $5 million of Company securities. Through December 31, 2001, the Company had purchased 1,583,911 shares of common stock for approximately $2.6 million, or an average of $1.63 per share.

   OPTIONS AND WARRANTS

In 1991, the Company adopted and its sole shareholder approved the 1991 Stock Option Plan (the "1991 Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan, as amended, authorizes grants of options to purchase up to 2,700,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have terms that range from 7 to 10 years and vest over a range of 0 to 7 years. In addition to the 1991 Plan, in fiscal 1995, the Company granted 60,000 options to certain directors of the Company that vest over three years and expire nine years from the grant date. The Plan terminated in December 2001, without affecting the validity of the outstanding options.

In July 1997, the Company adopted and its shareholders approved the 1997 Long-Term Incentive Plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options, restricted stock and stock appreciation rights to employees, directors or employees of entities in which the Company has a controlling or significant equity interest. Options that have been granted under the 1997 Plan have in all cases been granted at an exercise price equal to the stock's fair market value at the date of the grant, with terms of 10 years and vesting over 5 years. In 2001, the shareholders of the Company approved an amendment to the 1997 Plan providing that an aggregate maximum of 3,400,000 shares of the Company's common shares may be subject to awards under the 1997 Plan.

In October 1998, the Company's Board of Directors approved a plan to cancel and reissue certain stock options previously granted to key employees of the Company. All options granted prior to October 22, 1998, with an option price greater than $3.25 per share, were repriced to $3.25 per share. In conjunction with the repricing, a one-year period of non-exercisability was placed on all repriced options, which period ended on October 21, 1999.

In October 1999, the Company's Board of Directors approved a plan to cancel and reissue certain stock options previously granted to key employees of the Company. All options granted prior to October 29, 1999, with an option price greater than $0.625 per share, were repriced to $0.625 per share. In conjunction with the repricing, a six-month period of non-exercisability was placed on all repriced options, which period ended on April 29, 2000.

At December 31, 2001, there were a total of 627,601 additional shares available for grant under the 1997 Plan. Of the options outstanding at December 31, 2001, 2000 and 1999, 1,715,767, 1,532,590, and 24,800, respectively, were then exercisable, with weighted-average exercise prices of $0.84, $0.63, and $0.69, respectively. The per share weighted-average fair value of stock options granted during the years ended December 31, 2001, 2000 and 1999, was $1.79, $2.74, and $1.11, respectively, at the date of grant. That fair value was computed using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                          YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                    2001            2000           1999
                                                               -------------   -------------   -------------
        Expected life (years)..............................          6.50            6.50           6.09
        Risk-free interest rate............................          4.70%           6.05%          5.96%
        Volatility.........................................        128.56%         278.98%        114.79%
        Expected dividend yield............................            --              --             --

Compensation cost has been recognized for stock options in the consolidated financial statements in accordance with APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company's net income
(loss) and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                               YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                            2001       2000        1999
                                                         ---------   ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Net income (loss)
          As reported................................    $    320   $ (22,147)   $ (44,532)
          Pro forma..................................      (1,040)  $ (22,995)   $ (46,236)
        Earnings (loss) per share-- basic
          As reported................................    $   0.02   $   (1.10)   $   (2.38)
          Pro forma..................................       (0.05)  $   (1.14)   $   (2.48)
        Earnings (loss) per share-- diluted
          As reported................................    $   0.02   $   (1.10)   $   (2.38)
          Pro forma..................................       (0.05)  $   (1.14)   $   (2.48)

Pro forma net income (loss) and earnings (loss) per share reflect only options granted in the years ended December 31, 1996 to 2001. Therefore, the full effect of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above, because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to 1996 is not considered.

Stock option activity during the periods indicated is as follows:

                                                                              NUMBER OF   WEIGHTED-AVERAGE
                                                                                SHARES     EXERCISE PRICE
                                                                              ---------   ----------------
                                                                                     (IN THOUSANDS,
                                                                                 EXCEPT PER SHARE DATA)
        Balance at December 31, 1998                                            2,505         $  3.25
             Granted....................................................        3,965            1.28
             Exercised..................................................           --            0.63
             Canceled...................................................        3,448            3.27
                                                                              --------        --------
        Balance at December 31, 1999                                            3,022            0.64
             Granted....................................................          833            1.70
             Exercised..................................................           53            0.63
             Canceled...................................................          298            1.02
                                                                              --------        --------
        Balance at December 31, 2000                                             3,504           0.86
             Granted....................................................         1,033           2.59
             Exercised..................................................           498           0.63
             Canceled...................................................           282           1.06
                                                                              --------        --------
        Balance at December 31, 2001                                            3,757         $  1.35
                                                                              ========        ========

At December 31, 2001, the range of exercise prices, the number, weighted-average exercise price and weighted-average remaining term of options outstanding and the number and weighted-average price of options currently exercisable are as follows:

                            OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
------------------------------------------------------------------------------------   -----------------------------
                                                                         WEIGHTED                         WEIGHTED
                                                        WEIGHTED-         AVERAGE                          AVERAGE
                                                         AVERAGE         EXERCISE                         EXERCISE
RANGE OF EXERCISE PRICES                NUMBER          REMAINING        PRICE PER       NUMBER           PRICE PER
      (PER SHARE)                     OUTSTANDING     TERM (YEARS)         SHARE       EXERCISABLE          SHARE
----------------------             ---------------  ---------------  ---------------   -----------    --------------
                                                     (IN THOUSANDS, EXCEPT TERM AND PER SHARE DATA)
$ 0.63 - $ 0.63................         2,060             5.57           $  0.63          1,376           $  0.63
$ 0.69 - $ 1.95................         1,131             9.03           $  1.67            340           $  1.72
$ 2.50 - $ 4.25................           566             9.05           $  3.38             --                --

    On November 17, 1998, in conjunction with the issuance of a $25.0 million subordinated promissory note to an affiliate of LLCP, the Company issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005. In April 1999, in conjunction with the issuance of $5.0 million of an additional subordinated promissory note to an affiliate of LLCP, the Company issued additional warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share to LLCP. As part of the purchase agreement, the existing warrants to purchase 3,450,000 shares at $3.00 per share were exchanged for warrants to purchase 3,115,000 shares at a price of $0.01 per share. The aggregate value of the warrants, $12.9 million, which is comprised of $3.0 million from the original warrants issued in November 1998 and $9.9 million from the repricing and additional warrants issued in April 1999, is reported as deferred interest expense to be amortized over the expected life of the related debt, five years. As of December 31, 2000, 1,000 warrants remained unexercised. As of December 31, 2001, the remaining warrants, and the common stock issued in conjunction with the exercise of 4,449,000 of warrants had not been registered for public sale. However, the holder of the remaining warrants has the right to require the Company register the warrants and common stock for public sale in the future.

Also in November 1998, the Company entered into an agreement with the Certificate Insurer of its asset-backed securities. The agreement commits the Certificate Insurer to provide insurance for the securitization of $560.0 million in asset-backed securities, of which $250.0 million remained at December 31, 1998. The agreement provides for a 3% initial Spread Account deposit. As consideration for the agreement, the Company issued warrants to purchase up to 2,525,114 shares of common stock at $3.00 per share, subject to anti-dilution adjustments. The warrants are fully exercisable on the date of grant and expire in November 2003. The value of the warrants, $2.2 million, is included in other assets as deferred securitization expense to be amortized over five years. As of December 31, 2001, the warrants had not been registered for public sale. However, the holder of the warrants has the right to require the Company to register the warrants for public sale in the future.

(10) COMMITMENTS AND CONTINGENCIES

   LEASES

The Company leases its facilities and certain computer equipment under non-cancelable operating and capital leases, which expire through 2009. Future minimum lease payments at December 31, 2001, under these leases are as follows:

                                                                                     CAPITAL       OPERATING
                                                                                   -----------   ------------
                                                                                        (IN THOUSANDS)
        2002...................................................................    $       429    $   2,790
        2003...................................................................             70        2,757
        2004...................................................................             --        2,624
        2005...................................................................             --        2,625
        2006...................................................................             --        2,628
        Thereafter.............................................................             --        4,219
                                                                                   -----------    ---------

        Total minimum lease payments...........................................            499    $  17,643
                                                                                                  =========

        Less: amount representing interest.....................................             23
                                                                                   -----------

        Present value of net minimum lease payments............................    $       476
                                                                                   ===========

Included in furniture and equipment in the accompanying consolidated balance sheet are the following assets held under capital leases at December 31, 2001:

        Furniture and fixtures................................................................     $  2,044
        Computer equipment....................................................................          152
                                                                                                   --------
                                                                                                      2,196
        Less: accumulated depreciation........................................................        1,723
                                                                                                   --------
                                                                                                   $    473
                                                                                                   ========

Rent expense for the years ended December 31, 2001, 2000 and 1999, was $2.6 million, $3.2 million, and $3.1 million, respectively.

The Company's facility lease contains certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the term of the lease.

In November 1998, the Company entered into a sublease agreement for the space that had been the Company's headquarters in Irvine, California. The sublease agreement extends beyond the term of the lease and provides for the tenant to pay a base rent in excess of the lease payment required of the Company, plus all common area maintenance charges and property taxes. During 2001, 2000 and 1999, the Company received $270,486, $968,920 and $875,215, respectively, of sublease income, which is included in occupancy expense. Future minimum sublease payments totaled $60,000 at December 31, 2001.

   LITIGATION

On October 29, 1999, three ex-employees of LINC filed an involuntary petition under Chapter 7 of the Bankruptcy Code, naming LINC as the debtor, and seeking its liquidation. The petition was filed in the U.S. Bankruptcy Court for the District of Connecticut. The bankruptcy trustee subsequently filed an adversary proceeding alleging, INTER ALIA, that certain transfers from LINC to the Company's wholly owned subsidiaries were avoidable as preferences. The adversary proceeding was settled in December 2001 upon the Company's agreement to pay an aggregate of $425,000 to the trustee.

On May 12, 2000, Jon L. Kunert and Penny Kunert commenced a lawsuit against an automobile dealer, the Company and in excess of 20 other defendants in the Superior Court of California, Los Angeles County. The defendants other than the automobile dealer appear to be various entities ("finance defendants") that may have purchased retail installment contracts from that dealer. The lawsuit alleges that the various finance defendants conspired with the automobile dealer defendant to conceal from motor vehicle purchasers the full cost of credit applicable to their purchases, and seeks a refund of the concealed excess cost. The court subsequently ordered the plaintiffs to file separate lawsuits against each finance defendant. Such a substitute lawsuit was filed against the Company by Angela Hicks, on March 8, 2001. The lawsuits were dismissed with prejudice in September 2001.

On August 15, 2000, Linda McGee filed a lawsuit in the New Jersey Circuit Court of Gloucester County alleging that she, and a purported 48-state class, were defrauded by a "conspiracy" among the Company and unspecified automobile dealers. The alleged object of the conspiracy was to conceal from plaintiff the minimum interest rate at which the Company would be willing to finance a vehicle purchase, and thus to gain for the dealer the additional amount that the Company is willing to pay for higher-rate Contracts. The case was dismissed without prejudice in September 2001.

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

The Company is currently a defendant in a class action (the "Stanwich Case") pending in the California Superior Court, Los Angeles County. The plaintiffs in that case are persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former Chairman of the Company's Board of Directors, is the entity that is obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut.

The Company has entered into a "Standstill Agreement," pursuant to which the plaintiffs have agreed that they will refrain from prosecuting their case against the Company. The Standstill Agreement may be terminated at will on 60 days' notice. No such notice has been given. The plaintiffs in August 2001 filed amended complaints, which narrow the claims against the Company from eight to two: alleged breach of fiduciary duty and alleged intentional interference with contract. The Company is also a defendant in certain cross-claims brought by other defendants in the case, which assert claims of equitable and/or contractual indemnity against the Company.

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

(11) INCOME TAXES

Income taxes consist of the following:

                                             YEAR ENDED DECEMBER 31,
                                        ---------------------------------
                                          2001        2000        1999
                                        ---------   ---------   ---------
                                                 (IN THOUSANDS)
         Current:
           Federal ..................   $    366    $     --    $ (3,450)
           State ....................       (126)         --          --
                                        ---------   ---------   ---------
                                             240          --      (3,450)
         Deferred:
           Federal ..................       (277)    (10,458)    (17,926)
           State ....................        485      (3,466)     (6,255)
           Valuation allowance ......       (448)      3,668          --
                                        ---------   ---------   ---------
                                            (240)    (10,256)    (24,181)
                                        ---------   ---------   ---------

               Income taxes (benefit)   $     --    $(10,256)   $(27,631)
                                        =========   =========   =========

The Company's effective tax expense benefit for the years ended December 31, 2001, 2000 and 1999, differs from the amount determined by applying the statutory federal rate of 35% to income (loss) before income taxes as follows:

                                                YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                             2001        2000         1999
                                           ---------   ---------   ---------
                                                     (IN THOUSANDS)
         Expense (benefit) at federal
           tax rate ....................        112    $(11,341)   $(25,258)
         California franchise tax, net
           of federal income tax benefit        233      (2,253)     (4,066)
         Other .........................        103        (330)      1,693
         Valuation allowance ...........       (448)      3,668          --
                                           ---------   ---------   ---------
                                           $     --    $(10,256)   $(27,631)
                                           =========   =========   =========

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows:

                                                         DECEMBER 31,
                                                      2001        2000
                                                    ---------   ---------
                                                       (IN THOUSANDS)
         Deferred Tax Assets:
         Accrued liabilities ....................   $  1,030    $  1,815
         Furniture and equipment ................         --         210
         Equity investment ......................        751         751
         NOL carryforward .......................     16,522      11,031
         Minimum tax credit .....................        334         334
         Other ..................................        115         465
                                                    ---------   ---------
             Total deferred tax assets ..........     18,752      14,606
         Valuation allowance ....................     (3,219)     (3,668)
                                                    ---------   ---------
                                                      15,533      10,938

         Deferred Tax Liabilities:
         NIRs ...................................     (8,036)     (1,856)
         Provision for credit losses ............         --      (1,158)
         Federal effect of state NOL carryforward         --        (735)
         Furniture and equipment ................        (68)         --
                                                    ---------   ---------
             Total deferred tax liabilities .....     (8,104)     (3,749)
                                                    ---------   ---------

             Net deferred tax asset .............   $  7,429    $  7,189
                                                    =========   =========

As of December 31, 2001, the Company has net operating loss carry-forwards for federal and state income tax purposes of $42.1 million and $30.1 million, respectively, which are available to offset future taxable income, if any, through 2020 and 2010, respectively. In addition, the Company has an alternative minimum tax credit carry-forward of approximately $334,000, which is available to reduce future federal regular income taxes, if any, over an indefinite period.

As of December 31, 2001, the Company has estimated a valuation allowance against the deferred tax asset of $3.2 million as it is not more than likely that the amounts will be utilized in the future. However, the Company believes that the remaining deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and the expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. The realization of the net deferred tax asset is dependent on material improvements over present levels of consolidated pre-tax income. Cumulative sources of taxable income must reach approximately $18.0 million during the tax net operating loss carryforward period, which management anticipates achieving in an 18 to 24 month period. Management anticipates improvements in pre-tax income due to significant increases in Contract originations held for sale and the continuation of securitization transactions in 2002. However, due to uncertainty surrounding the ability of the Company to achieve future pre-tax income beyond this time frame, management has established a valuation allowance, for remaining net deferred tax assets. Although realization is not assured, management believes it is more likely than not that the recognized net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company files its tax returns on a fiscal year ending March 31.

(12) DEBT

In November 1998, the Company entered into a warehouse line of credit agreement with General Electric Capital Corporation (the "GECC Line"). The GECC Line provided for warehouse facility advances up to a maximum of $100.0 million at a variable interest rate of LIBOR plus 3.75. The GECC Line by its terms was to expire November 30, 1999. During 1999, the Company defaulted on the GECC Line agreements and was required to repay all balances owed. During August 1999, all amounts owed under the GECC Line were repaid and the agreement was terminated.

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

In April 1998, the Company established a $33.3 million senior secured credit line (the "Senior Secured Line") with State Street Bank and Trust Company, Prudential Insurance and an affiliate of Prudential. Borrowings under the Senior Secured Line were secured by all the Company's assets, including its residual interest in securitizations. The Senior Secured Line was a revolving facility for one year, after which it converted into a loan with a maximum term of four years. The lenders under the Senior Secured Line declared a default in August 1999, and in November 1999 reached an agreement with the Company under which such lenders agreed to refrain from exercising their remedies occasioned by such default, and under which the Company and such lenders agreed to a repayment schedule with respect to all indebtedness under the senior secured loan. As part of the agreement to restructure the repayment schedule of the senior secured loan, the interest rate was increased from LIBOR plus 4.0% to LIBOR plus 5.0%. At December 31, 1999, the balance outstanding under the Senior Secured Line was $23.2 million. In March 2000, all amounts owed under the Senior Secured Line were paid in full and the agreement was terminated. Proceeds used to repay the balance owed under the Senior Secured Line were obtained as a result of restructuring certain subordinated debt as discussed below.

In November 1998, the Company issued $25.0 million of subordinated promissory notes due November 30, 2003, to an affiliate of Levine Leichtman Capital Partners, Inc. ("LLCP"), and received the proceeds (net of $1.3 million of capitalized issuance costs), of approximately $23.7 million. The Company also issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005 (see note 10). The debt bears interest at 13.5% per annum, and may not be prepaid without penalty prior to November 1, 2002. Simultaneously with the consummation of that transaction, certain affiliates of the Company, who had lent the Company an aggregate of $5.0 million on a short-term basis in August and September 1998, agreed to subordinate their indebtedness to the indebtedness in favor of LLCP, to extend the maturity of their debt until June 2004, and to reduce their interest rate from 15% to 12.5%. Such affiliates received in return the option to convert such debt into an aggregate of 1,666,667 shares of common stock at the rate of $3.00 per share through maturity at June 30, 2004. Additionally, SFSC also agreed to subordinate $6.0 million, or 40%, of its RPL in favor of LLCP. (See note 8.)

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

In March 2000, the Company issued $16.0 million of senior secured debt to LLCP. The proceeds from the issuance were used to repay in full all amounts owed under the Senior Secured Line. As part of the agreement, all of LLCP's existing debt of $30.0 million was restructured as senior secured debt, making the Company's aggregate principal indebtedness to LLCP equal to $46.0 million. The $16.0 million bears interest at 12.5% per annum and the interest rate on the $30.0 million is unchanged at 14.5% per annum. As part of the agreement, all prior defaults were either waived or cured. As of December 31, 2000, the amount outstanding of the $16.0 million portion of senior secured debt was $8.0 million. The outstanding balance on the $16.0 million LLCP debt was repaid during the first quarter of 2001. In addition, during the first quarter of 2001, the Company made a $4.0 million principal prepayment on the remaining outstanding LLCP debt, incurring $200,000 in prepayment penalties and waiver fees. The outstanding balance of LLCP debt at December 31, 2001 was $26.0 million.

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

On December 20, 1995, the Company issued $20.0 million in rising interest subordinated redeemable securities due January 1, 2006 (the "Notes"). The Notes are unsecured general obligations of the Company. Interest on the Notes is payable on the first day of each month, commencing February 1, 1996, at an interest rate of 10.0% per annum. The interest rate increases 0.25% on each January 1 for the first nine years and 0.50% in the last year. In connection with the issuance of the Notes, the Company incurred and capitalized issuance costs of $1.1 million. The Notes are subordinated to certain existing and future indebtedness of the Company as defined in the indenture agreement. The Company is required to redeem on an annual basis, subject to certain adjustments, $1.0 million of the aggregate principal amount of the Notes through the operation of a sinking fund on or before of January 1, 2000, 2001, 2002, 2003, 2004 and 2005. The Company may at its option elect to redeem the Notes from the registered holders of the Notes, in whole or in part at 100% of their principal amount, plus accrued interest to and including the date of redemption. During each of 2000 and 1999, the Company redeemed $1.0 million of principal amount of the notes in conjunction with the requirements of the related sinking fund agreement. The balance outstanding of the Notes at December 31, 2001 and 2000, was $17.0 million and $17.7 million, respectively.

During the year ended December 31, 1997 the Company acquired CPS Leasing, Inc. At December 31, 2001 and 2000, CPS Leasing, Inc., had borrowings to banks of $1.6 million and $2.4 million, respectively.

With respect to all borrowings listed above, the Company was in compliance with all related financial covenants as of December 31, 2001. Such covenants relate primarily to financial reporting requirements, restricted payments and the Company's debt coverage ratio as defined in the various debt agreements.

The following table summarizes the amount of senior secured, subordinated and related party debt maturing over the next 5 years and thereafter:

                                                           PRINCIPAL AMOUNT
                                                           ----------------
                                                            (IN THOUSANDS)
         2002 .....................................             $   989
         2003 .....................................              27,000
         2004 .....................................              38,500
         2005 .....................................                  --
         2006 .....................................              14,000
         Thereafter ...............................                  --
                                                                --------
           Total ..................................             $80,489
                                                                ========

(13) EMPLOYEE BENEFITS

The Company sponsors a pretax savings and profit sharing plan (the "401(k) Plan") qualified under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). The Company, may, at its discretion, match 100% of employees' contributions up to $600 per employee per calendar year. The Company's contributions to the 401(k) Plan were $213,045 and $300,791 for the years ended December 31, 2000 and 1999, respectively. The Company did not make a matching contribution in 2001.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2001 and 2000, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2001 and 2000, were as follows:

                                                                   DECEMBER 31,
                                                  ----------------------------------------------
                                                          2001                     2000
                                                  ---------------------    ---------------------
                                                  CARRYING                  CARRYING
                                                  VALUE OR                  VALUE OR
                                                  NOTIONAL      FAIR        NOTIONAL      FAIR
         FINANCIAL INSTRUMENT                      AMOUNT       VALUE        AMOUNT       VALUE
         --------------------                     ---------    ---------    ---------    ---------
                                                                  (IN THOUSANDS)
         Cash ...............................     $  2,570     $  2,570     $ 19,051     $ 19,051
         Restricted cash ....................       11,354       11,354        5,264        5,264
         Contracts held for sale ............        3,548        3,548       18,830       18,830
         Residual interest in securitizations      106,103      106,103       99,199       99,199
         Related party receivables ..........          669          669          899          899
         Commitments ........................        1,350           42        2,403           64
         Warehouse lines of credit ..........           --           --        2,003        2,003
         Notes payable ......................        1,590        1,590        2,414        2,414
         Senior secured debt ................       26,000       26,000       38,000       38,000
         Subordinated debt ..................       36,989       24,791       37,699       27,709
         Related party debt .................       17,500       11,974       21,500       15,803

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

   NOTES PAYABLE AND SENIOR SECURED DEBT

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

(15) LIQUIDITY

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving lines of credit facilities (also sometimes known as warehouse lines), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from credit enhancements provided by the Company for the financial guaranty insurer (Certificate Insurer) and Investors, initially made in the form of a cash deposit to an account (Spread Account), and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on: the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Net cash provided by (used in) operating activities for the years ended December 31, 2001, 2000 and 1999, was $3.7 million, $38.7 million and $(180,000), respectively.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on revolving warehouse lines of credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under lines of revolving credit facilities. The Company's Contract purchasing program currently comprises both

(i) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility, and
(ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the year ended December 31, 2001, the Company purchased $537.9 million of Contracts on a flow basis, and $134.4 million on an other than flow basis for its own account, compared to $600.4 million and $31.1 million, respectively, of Contracts purchased in 2000. For the year ended December 31, 1999, the Company purchased $424.7 million of Contracts on a flow basis and $241.2 million on an other than flow basis. The Company expects the flow purchase program will terminate in May 2002.

During the year ended December 31, 2001, the Company purchased Contracts to be held for sale into a securitization, which it had not done in the previous two years. Funding for the other than flow basis purchases was available from the Company's $75 million revolving note purchase facility, established in November 2000. Since November 2000, the Company has been able to purchase Contracts for its own account, which in all events must be resold into a securitization transaction, using proceeds from that facility. Approximately 75% of the principal balance of Contracts may be advanced to the Company under that facility, subject to a collateral test and certain other conditions and covenants. Notes issued under this facility bear interest at one-month LIBOR plus 0.60% per annum. The note purchase facility was modified during March 2001, with the effect that sales of Contracts to the facility-related special purpose subsidiary are treated as an ongoing securitization. The Company, therefore, removes the securitized Contracts and related debt from its consolidated balance sheet and recognizes a gain on sale in the Company's consolidated statement of operations. Such purchases of Contracts made on other than a flow basis require that the Company fund the portion of Contract purchase prices beyond what the related special purpose subsidiary was able to borrow in the continuous securitization structure, which in the aggregate required cash of approximately $32.8 million in the year ended December 31, 2001. The Company securitized $141.7 million of Contracts during the year ending December 31, 2001, resulting in a gain on sale of $9.2 million.

On September 7, 2001, the Company completed a $68.5 million term securitization. In a private placement, qualified institutional buyers purchased notes backed by automotive receivables. The Notes, issued by CPS Auto Receivables Trust 2001-A, consist of two classes: $44.5 million of 4.37% Class A-1 Notes, and $24.0 million of 5.28% Class A-2 Notes. Substantially all of the proceeds from the September 2001 transaction were used to reduce amounts outstanding under the Company's revolving note purchase facility.

The Company also purchases Contracts on a flow basis, which, as compared with purchases of Contracts for the Company's own account, involves a materially reduced demand on the Company's cash. The Company's plan for meeting its liquidity needs is to adjust its levels of Contract purchases to match its availability of cash.

Cash used for subsequent deposits to Spread Accounts for the years ended December 31, 2001, 2000 and 1999, was $24.6 million, $15.0 million and $23.1 million, respectively. Cash released from Spread Accounts to the Company for the years ended December 31, 2001, 2000 and 1999, was $43.7 million, $80.6 and $28.0 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold that make up the Company's servicing portfolio to which the respective Spread Accounts are related. As a result of the September term securitization transaction the Company made an initial deposit to the related Spread Account of $2.5 million. No such initial deposits were made in 2000 or 1999, as there were no securitizations during those years.

From June 1998 to November 1999, the Company's liquidity was adversely affected by the absence of releases from Spread Accounts. Such releases did not occur because a number of the Trusts had incurred cumulative net losses as a percentage of the original Contract balance or average delinquency ratios in excess of the predetermined levels specified in the respective agreements governing the securitizations. Accordingly, pursuant to the Securitization Agreements, the specified levels applicable to the Company's Spread Accounts were increased, in most cases to an unlimited amount. Due to cross collateralization provisions of the Securitization Agreements, the specified levels were increased on the majority of the Company's Trusts. Increased specified levels for the Spread Accounts have been in effect from time to time in the past. As a result of the increased Spread Account specified levels and cross collateralization provisions, excess cash flows that would otherwise have been released to the Company instead were retained in the Spread Accounts to bring the balance of those Spread Accounts up to higher levels. In addition to requiring higher Spread Account levels, the Securitization Agreements provide the Certificate Insurer with certain other rights and remedies, some of which have been waived on a recurring basis by the Certificate Insurer with respect to all of the Trusts. Until the November 1999 effectiveness of an amendment (the "Amendment") to the Securitization Agreements, no material releases from any of the Spread Accounts were available to the Company. Upon effectiveness of the Amendment, the requisite Spread Account levels in general have been set at 21% of the outstanding principal balance of the asset-backed securities ("Certificates") issued by the related Trusts, which were established in 1998 or prior. The 21% level is subject to adjustment to reflect over collateralization. Older Trusts may require more than 21% of credit enhancement if the Certificate balance has amortized to such a level that "floor" or minimum levels of credit enhancement are applicable. In the event of certain defaults by the Company, the specified level applicable to such credit enhancement could increase from 21% to an unlimited amount, but such defaults are narrowly defined, and the Company does not anticipate suffering such defaults. The Amendment has been effective since November 1999, and the Company has received releases of cash from the securitized portfolio on a monthly basis thereafter. The releases of cash are expected to continue and to vary in amount from month to month. There can be no assurance that such releases of cash will continue in the future.

As of December 31, 2001, four of the Company's nine remaining securitized pools had incurred cumulative losses exceeding certain predetermined levels, which, in turn, has given the Certificate Insurer the option to terminate the Servicing Agreements with respect to all of the pools. The Certificate Insurer has held that option at all times from 1999 to the present and has consistently waived its right to terminate the Servicing Agreements. Were the Certificate Insurer in the future to exercise its option to terminate the Servicing Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. Subsequent to December 31, 2001, the Company exercised its optional right to repurchase receivables pursuant to the terms of the Servicing Agreements on three of the four pools mentioned above. The Company continues to receive servicer extensions on a quarterly basis, and has recently received an extension through the second quarter of 2002.

The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and the continued availability of the revolving note purchase facility. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company is currently limited in its ability to purchase contracts due to certain liquidity constraints. As of December 31, 2001, the Company had cash on hand of $2.6 million and available Contract purchase commitments from the revolving note purchase facility of $36.4 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the note purchase facility. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, servicing fees and other portfolio related income would continue to decrease.

(16) SUBSEQUENT EVENTS (Unaudited)

On March 8, 2002, the CPS acquired MFN Financial Corporation, a Delaware corporation ("MFN") and its subsidiaries, by the merger (the "Merger") of CPS Mergersub, Inc., a Delaware corporation ("Mergersub") and a direct wholly owned subsidiary of CPS, with and into MFN. The Merger took place pursuant to an Agreement and Plan of Merger, dated as of November 18, 2001 (the "Merger Agreement"), among CPS, Mergersub and MFN. In the Merger MFN became a wholly owned subsidiary of CPS. CPS thus acquired the assets of MFN, consisting principally of interests in motor vehicle installment sales finance contracts and the facilities for originating and servicing such contracts.

MFN, through its primary operating subsidiary, Mercury Finance Company, LLC, is in the business of purchasing motor vehicle installment sales finance contracts from automobile dealers, and securitizing and servicing such contracts. CPS intends to continue to use the assets acquired in the Merger in the automobile finance business, but a portion of such assets will be disposed of, and the level of activity may change. In particular, CPS will temporarily cease to use such assets for the purchase of motor vehicle installment sales finance contracts, and may or may not recommence such use.

At the closing of the Merger, each share of common stock, $.01 par value per share, of MFN, issued and outstanding immediately prior to the closing of the Merger, was cancelled and extinguished and automatically converted into and became a right to receive $10.00 per share in cash, pursuant to the Merger Agreement, upon surrender of the certificates that evidenced such shares. The total merger consideration payable to stockholders of MFN was approximately $99.9 million. The amount of such consideration was agreed to as the result of arms'-length negotiations between CPS and MFN.

Acquisition financing was provided to CPS by Westdeutsche Landesbank Girozentrale, New York Branch ("WestLB") and LLCP. CPS obtained acquisition financing from LLCP through its issuance and sale of certain senior secured notes to LLCP in the aggregate principal amount of $35 million.

On March 8, 2002, CPS (through a subsidiary) sold motor vehicle installment sales finance contracts to CPS Auto Receivables Trust 2002-A in a securitization transaction, retaining a residual interest therein. CPS Auto Receivables Trust 2002-A funded the acquisition by issuance of $45.65 million in notes backed by automotive receivables.

On March 8, 2002, MFN (through a subsidiary) sold motor vehicle installment sales finance contracts to MFN Auto Receivables Trust 2002-A in a securitization transaction, retaining a residual interest therein. MFN Auto Receivables Trust 2002-A funded the acquisition by issuance of approximately $100 million in notes backed by automotive receivables.

On March 7, 2002, CPS entered into a new warehouse credit facility. The new warehouse facility is structured to allow CPS to fund a portion of the purchase price of automotive receivables by drawing against a variable funding note issued by CPS Warehouse Trust, in the maximum amount of $100.0 million.

(17) SELECTED QUARTERLY DATA (Unaudited)

                                                        QUARTER         QUARTER          QUARTER          QUARTER
                                                         ENDED           ENDED            ENDED            ENDED
                                                       MARCH 31,       JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                                                       ---------       --------       -------------    ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
   Revenues....................................        $  17,325       $  16,320        $  14,271        $  14,089
   Earnings (loss) before income taxes.........              306             241              253             (360)
   Net earnings (loss).........................              186             241              253             (360)
   Earnings (loss) per share:
     Basic.....................................        $    0.01       $    0.01        $    0.01        $   (0.01)
     Diluted...................................             0.01            0.01             0.01            (0.01)
2000
   Revenues....................................        $     374       $  13,550        $  14,256        $   7,771
   Loss before income taxes....................          (17,517)         (3,186)          (1,491)         (10,209)
   Net loss....................................          (11,097)         (3,186)          (1,178)          (6,686)
   Loss per share:
     Basic.....................................        $   (0.55)      $   (0.16)       $   (0.06)       $   (0.33)
     Diluted...................................            (0.55)          (0.16)           (0.06)           (0.33)
1999
   Revenues....................................        $  20,824       $  13,406        $  (9,204)       $ (10,221)
   Loss before income taxes....................           (3,667)        (11,925)         (28,559)         (28,012)
   Net income..................................           (2,127)         (6,910)         (16,569)         (18,926)
   Loss per share:
     Basic.....................................        $   (0.14)      $   (0.37)       $   (0.82)       $   (0.94)
     Diluted...................................            (0.14)          (0.37)           (0.82)           (0.94)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

2.1 Agreement and Plan of Merger, dated as of November 18, 2001, by and among the Registrant, CPS Mergersub, Inc. and MFN Financial Corporation. (Form 8-K filed on November 19, 2001 by MFN Financial Corporation).
3.1      Restated Articles of Incorporation (Form 10-KSB dated December 31,
         1995)
3.2      Amended and Restated Bylaws (Form 10-K dated December 31, 1997)
4.1 Indenture re Rising Interest Subordinated Redeemable Securities ("RISRS") (Form 8-K filed December 26, 1995)
4.2      First Supplemental Indenture re RISRS (Form 8-K filed December 26,
         1995)
4.3 Form of Indenture re 10.50% Participating Equity Notes ("PENs") (Form S-3, no. 333-21289)
4.4      Form of First Supplemental Indenture re PENs (Form S-3, no. 333-21289)
4.5 Second Amended and Restated Securities Purchase Agreement, dated as of March 8, 2002, by and between Levine Leichtman Capital Partners II, L.P. and the Registrant. (Form 8-K filed on March 25, 2002).
4.6 Secured Senior Note due February 28, 2003 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25,
         2002).
4.7 Second Amended and Restated Secured Senior Note due November 30, 2003 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).
4.8 12.00% Secured Senior Note due 2008 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).
4.9 Sale and Servicing Agreement, dated as of March 1, 2002, among the Registrant, CPS Auto Receivables Trust 2002-A, CPS Receivables Corp., Systems & Services Technologies, Inc. and Bank One Trust Company, N.A. (Form 8-K filed on March 25, 2002).
4.10 Indenture, dated as of March 1, 2002, between CPS Auto Receivables Trust 2002-A and Bank One Trust Company, N.A. (Form 8-K filed on March 25, 2002).
10.1 1991 Stock Option Plan & forms of Option Agreements thereunder (Form 10-KSB dated March 31, 1994)
10.2     1997 Long-Term Incentive Stock Plan (Form 10-KSB dated March 31, 1994)
10.3 Lease Agreement re Chesapeake Collection Facility (Form 10-K dated December 31, 1996)
10.4     Lease of Headquarters Building (Form 10-Q dated September 30, 1997)
10.5     Partially Convertible Subordinated Note (Form 10-Q dated September 30,
         1997)
10.13 FSA Warrant Agreement dated November 30, 1998 (Form 10-K dated December 31, 1998)
10.29 Warrant to Purchase 1,335,000 Shares of Common Stock (Schedule 13D filed on April 21, 1999)
10.31 Agreement dated May 29, 1999 for Sale of Contracts on a Flow Basis (Form 10-Q dated June 30, 1999)
10.32 Amendment to Master Spread Account Agreement (Form 10-K dated December 31, 1999)
23.1     Consent of independent auditors (filed herewith)