Form 10-K/A
period 2001-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2002-04-30
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value on April 25, 2002 (based on the $2.42 per share closing price on the Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was $46,744,454. The number of shares of the registrant's Common Stock outstanding on April 25, 2002, was 19,315,890.

DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

This Amendment is filed to disclose the information required to be included in
Part III of the annual report on Form 10-K of Consumer Portfolio Services, Inc. (the "registrant" or the "Company") for the year ended December 31, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information appearing in Part I of this report, under the caption "Executive Officers," is incorporated herein by reference.

Information regarding the directors of the Company appears below:

     NAME                            AGE    POSITION(S) WITH THE COMPANY
     ----                            ---    ----------------------------
     Charles E. Bradley, Jr.          42    President, Chief Executive Officer, and
                                                Chairman of the Board of Directors
     Thomas L. Chrystie               68    Director
     John E. McConnaughy, Jr.         73    Director
     John G. Poole                    59    Vice Chairman of the Board of Directors
     William B. Roberts               64    Director
     Robert A. Simms                  63    Director
     Daniel S. Wood                   43    Director

CHARLES E. BRADLEY, JR. has been the President and a director of the Company since its formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

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

JOHN E. MCCONNAUGHY, JR. has been a director of the Company since 2001. He is the Chairman and Chief Executive Officer of JEMC Corporation. From 1981 to 1992 he was the Chairman and Chief Executive Officer of GEO International Corp, a company in the business of nondestructive testing, screen-printing and oil field services. Mr. McConnaughy was previously and concurrently Chairman and Chief Executive Officer of Peabody International Corp., from 1969 to 1986. He currently serves as a director of Levcor International, Inc., Varsity Brands, Inc., Wave Systems, Inc., Fortune Natural Resources and Rate Exchange Corp. Mr. McConnaughy is also Chairman of the Board of Trustees of the Strang Clinic and is the Chairman Emeritus of the Board of the Harlem School of the Arts.

JOHN G. POOLE has been a director of the Company since November 1993 and its Vice Chairman since January 1996. He is now a private investor, having previously been a director and Vice President of Stanwich Partners ("SPI") until July 2001. SPI, which Mr. Poole co-founded in 1982, acquired controlling interests in companies in conjunction with their existing management. Mr. Poole is a director of Reunion Industries, Inc. and Sanitas, Inc.

WILLIAM B. ROBERTS has been a director of the Company since its formation in March 1991. Since 1981, he has been the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts. Mr. Roberts serves on the board of directors of Atlantic City Racing Association, a publicly-held corporation, which owns and operates a race track.

ROBERT A. SIMMS has been a director of the Company since April 1995. He has been the President and Chief Executive Officer of Simms Capital Management, Inc. since 1984. He is a member of the board of directors and Chairman of the Investment Committee for the National Football Foundation and Hall of Fame. Mr. Simms also serves on the Board of Overseers of Rutgers University, the Board of the Greenwich Historical Society and was formerly a partner in Bear Stearns & Co.

DANIEL S. WOOD has been a director of the Company since July 2001. Mr. Wood is president and chief executive officer of CTP Carrera, a manufacturer of custom injection moldings. Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of CTP Carrera Corporation. Mr. Wood does not currently serve on the board of directors of any other publicly-traded companies.

BANKRUPTCY PROCEEDINGS. In December 2001 Mr. Bradley resigned from his position as chairman of the board of LINC Acceptance Company, LLC ("LINC"). LINC is a limited liability company organized under the laws of Delaware, and its board of members has certain management authority. The operating agreement of LINC designated the chairman of the board of members as LINC's chief executive officer. LINC is a majority-owned subsidiary of the Company, which engaged in the business of purchasing retail motor vehicle installment purchase contracts, and selling such contracts to the Company or other affiliates. LINC ceased operations in the second quarter of 1999. On October 29, 1999, three former employees of LINC filed an involuntary petition in the United States Bankruptcy Court for the District of Connecticut seeking LINC's liquidation under Chapter 7 of the United States Bankruptcy Code. Mr. McConnaughy was the Chairman of the Board of the Excellence Group, LLC, which on January 13, 1999, filed a voluntary petition for in the United States Bankruptcy Court for the District of Connecticut for reorganization under Chapter 11 of the United States Bankruptcy Code. The Excellence Group's subsidiaries produced labels for a variety of customers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company. Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all required reports were timely filed, except as follows: Nicholas P. Brockman and William L. Brummund, Jr., filed one report late with respect to exercising options for common stock, Rod Rifai filed one report late with respect to holdings on becoming an executive officer, and John
E. McConnaughy filed one report late with respect to holdings on becoming a director. Mr. McConnaughy is a director, and the other individuals are senior vice presidents.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2001, 2000, and 1999 by the Company's chief executive officer and by the four most highly compensated individuals (such five individuals, the "named executive officers") who were serving as executive officers at December 31, 2001.


SUMMARY COMPENSATION TABLE

    ---------------------------------------------------------------------------------------------------
                                                          Compensation      Long Term      All Other
                                                              for         Compensation   Compensation
                                                           period shown     Awards (1)         (2)
     --------------------------------------------------------------------------------------------------
     Name and Principal Position     Year        Salary       Bonus        Options/SARs
     ---------------------------     ----        ------       -----        ------------
     CHARLES E. BRADLEY, JR.         2001        565,000    1,100,000         166,666            846
     President & Chief               2000        525,000      750,000         333,333          1,446
     Executive Officer               1999        500,000      300,000         780,240          1,380
    -------------------------------------------------------------------------------------------------
     ROD RIFAI                       2001        335,000       45,000          52,500            183
     Senior Vice President -         2000        373,000            -           2,500              -
     Marketing (3)                   1999        234,000            -               -              -
    -------------------------------------------------------------------------------------------------
     CURTIS K. POWELL                2001        206,000      124,000          20,000            830
     Senior Vice President -         2000        191,000      105,000          10,000          1,430
     Originations                    1999        182,000       73,000         178,000          1,130
    -------------------------------------------------------------------------------------------------
     NICHOLAS P. BROCKMAN            2001        206,000      124,000          20,000            692
     Senior Vice President -         2000        165,000      116,000          10,000          1,292
     Collections                     1999        151,000       72,000         103,000          1,027
    -------------------------------------------------------------------------------------------------
     WILLIAM L. BRUMMUND, JR.        2001        172,000      110,000          20,000            702
     Senior Vice President -         2000        161,000       89,000          10,000          1,302
     Administration                  1999        153,000       58,000         132,600          1,046
    -------------------------------------------------------------------------------------------------

(1) Number of shares that might be purchased upon exercise of options that were granted in the period shown.

(2) Amounts in this column represent (a) any Company contributions to the Employee Savings Plan (401(k) Plan), and (b) premiums paid by the Company for group life insurance, as applicable to the named executive officers. Company contributions to the 401(k) Plan were $600 per individual in 1999 and 2000, and zero in 2001.

(3) Mr. Rifai became an executive officer as Senior Vice President, Marketing, in July 2001. The salary amount for 2001 includes $228,000 in salary and commissions earned while Mr. Rifai was serving as a regional vice president for CPS Marketing, Inc., a subsidiary of the Company.

OPTION AND SAR GRANTS

The Company in the year ended December 31, 2001, did not grant any stock appreciation rights to any of the named executive officers. The Company in the past had made a practice of granting stock options to its executive officers and other employees from time to time. In January 2001 the Board of Directors made two such grants, subject to the approval of shareholders, which was given at the Annual Meeting of July 5, 2001. Under these grants, each named executive officer other than the chief executive officer received grants with respect to 20,000 shares; 10,000 of which are to become exercisable at a price of $2.50 per share and 10,000 at $4.25 per share vesting over a five-year period. The chief executive officer received two grants of 83,333 options each, on otherwise the same terms as the named executive officers.


               OPTIONS/GRANTS IN LAST FISCAL YEAR -                                 Potential Realizable
                         Individual Grants                                            Value at Assumed
                                                                                        Annual Rates
                                                                                        of Stock Price
                                                                                    Appreciation for Option
                                                                                             Term
------------------------------------------------------------------------------------------------------------------------------
                                Number of     Percent of
                                 Shares      Total Options   Exercise
                               Underlying     Granted to     or Base
                                 Options       Employees      Price     Expiration
 Name                            Granted        in 2001     ($/Share)      Date          5%        10%    NOTES
------------------------------------------------------------------------------------------------------------------------------
 Charles E. Bradley, Jr.          83,333         8.07%        2.50         1/7/11    $50,416   $203,682    (1)
                                  83,333         8.07%        4.25         1/8/11         $0    $57,849    (2)
------------------------------------------------------------------------------------------------------------------------------
 Rod Rifai                         2,500         0.24%        2.50        1/17/11     $1,513     $6,110    (1)
                                   2,500         0.24%        4.25        1/17/11         $0     $1,735    (2)
                                  47,500         4.60%        1.35         8/1/11    $40,328   $102,199    (3)
------------------------------------------------------------------------------------------------------------------------------
 Curtis K. Powell                 10,000         0.97%        2.50        1/11/11     $6,050    $24,442    (1)
                                  10,000         0.97%        4.25        1/12/11         $0     $6,942    (2)
------------------------------------------------------------------------------------------------------------------------------
 Nicholas P. Brockman             10,000         0.97%        2.50         1/9/11     $6,050    $24,442    (1)
                                  10,000         0.97%        4.25        1/10/11         $0     $6,942    (2)
------------------------------------------------------------------------------------------------------------------------------
 William L. Brummund, Jr.         10,000         0.97%        2.50        1/13/11     $6,050    $24,442    (1)
                                  10,000         0.97%        4.25        1/14/11         $0     $6,942    (2)
------------------------------------------------------------------------------------------------------------------------------

Numbered notes above refer to the associated options becoming exercisable in cumulative installments as follows:

(1) Becomes exercisable in five equal installments on each January 1, 2002-2006.
(2) Becomes exercisable in five equal installments on each January 1, 2003-2007.
(3) Becomes exercisable in five equal installments on each August 1, 2002-2006.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

The following table sets forth, as of December 31, 2001, and for the year then ended, the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the value of all unexercised options held by such persons. Each option referred to in the table was granted under the Company's 1991 Stock Option Plan, or under the 1997 Long-Term Incentive Stock Plan, at an option price per share no less than the fair market value per share on the date of grant.

    ===================================================================================================
     Name                           Number of Unexercised Options at       Value of Unexercised In-the-
                                            December 31, 2001              Money Options at December
                                                                                    31, 2001 (1)
                                           Exercisable    Unexercisable    Exercisable     Unexercisable
                                       ----------------------------------------------------------------
     Charles E. Bradley, Jr.                  801,067         302,332      $1,097,462         $414,195
    ---------------------------------------------------------------------------------------------------
     Rod Rifai                                  9,500          65,500         $13,015          $89,735
    ---------------------------------------------------------------------------------------------------
     Curtis K. Powell                         116,000          73,000        $158,920         $100,010
    ---------------------------------------------------------------------------------------------------
     Nicholas P. Brockman                      58,100          66,500         $79,597          $91,105
    ---------------------------------------------------------------------------------------------------
     William L. Brummund, Jr.                   4,340          54,500          $5,946          $74,665
    ===================================================================================================

     (1) Valuation based on the last sales price on December 31, 2001 of $1.370 per share, as reported by Nasdaq.

BONUS PLAN

The named executive officers and other officers participate in a management bonus plan, pursuant to which such employees are entitled to earn cash bonuses if the Company achieves certain net income levels or goals established by the Board of Directors and if such employees achieve certain individual objectives. The amount of bonus payable to each officer is determined by the Board of Directors upon recommendation of the Compensation Committee.

DIRECTOR COMPENSATION

During the year ended December 31, 2001, the Company paid all directors, excluding Mr. Bradley, a retainer of $1,000 per month and an additional fee of $500 PER DIEM for attendance at meetings. Mr. Bradley received no additional compensation for his service as a director. In April 2001, the Board granted to Mr. Poole an option to purchase up to 30,000 shares of the Company's common stock at $1.70 per share, which was the then-prevailing market price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of CPS Common Stock (its only class of voting securities) owned beneficially as of April 25, 2002, by (i) each person known to CPS to own beneficially more than 5% of the outstanding Common Stock, (ii) each director, nominee or named executive officer of CPS, and (iii) all directors, nominees and executive officers of CPS as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. The address of Messrs. Bradley, Jr., Brockman, Brummund, Jr., Powell and Rifai is c/o Consumer Portfolio Services, Inc., 16355 Laguna Canyon Road, Irvine, CA 92618.

                                                                                 Amount and
                                                                                 Nature of
                                                                                 Beneficial        Percent
Name and Address of Beneficial Owner                                             Ownership(1)      of Class
------------------------------------                                             ------------      --------
William B. Roberts...........................................................      1,054,882          5.5%
    Monmouth Capital Corp., 126 East 56th Street, New York, NY 10022
John G. Poole................................................................        667,193 (2)      3.5%
   1 Rye Road, Portchester, NY 10573
Robert A. Simms..............................................................        361,944 (3)      1.9%
    55 Railroad Ave, Plaza Suite, Greenwich, CT 06830
Thomas L. Chrystie...........................................................        202,100 (4)      1.0%
    P.O. Box 640, Wilson, WY 83014
John E. McConnaughy, Jr......................................................        135,000          0.7%
    Atlantic Capital Partners, 3 Parkland Drive, Darien, CT 06820
Daniel S. Wood...............................................................              0          0.0%
    600 Depot St, Latrobe, PA 05650
Charles E. Bradley, Jr.......................................................      2,559,000 (5)     13.2%
Nicholas P. Brockman.........................................................        169,121          0.9%
William L. Brummund, Jr......................................................        156,923          0.8%
Curtis K. Powell.............................................................        138,715          0.7%
Rod Rifai....................................................................         11,992          0.1%
All directors, nominees and executive officers combined (15 persons).........      5,744,396 (6)     29.7%
Charles E. Bradley, Sr.......................................................      3,004,867 (7)     15.6%
    Stanwich Partners, Inc., 62 Southfield Avenue, Stamford, CT 06902
Levine Leichtman Capital Partners II, L.P....................................      4,553,500 (8)     23.6%
    335 North Maple Drive, Suite 240, Beverly Hills, CA 90210
FSA Portfolio Management Inc.................................................      1,702,334 (9)      8.8%
    350 Park Avenue, New York, NY 10022

(1) Includes certain shares that may be acquired within 60 days after April 25, 2002 from the Company upon exercise of options, as follows: Mr. Poole, 363,333 shares; Mr. Bradley, Jr., 853,001 shares; Mr. Brockman, 169,121, Mr. Brummund, 156,923 shares; Mr. Powell, 138,715 shares; and Mr. Rifai, 11,992 shares.
(2) Includes 333,333 shares issuable upon conversion of $1,000,000 of Company debt held by the named person.

(3) Includes 16,944 shares owned by Mr. Simms's spouse, as to which he has no voting or investment power.
(4) Includes 162,100 shares held by the Thomas L. Chrystie Living Trust, and 40,000 shares that Mr. Chrystie may acquire upon exercise of an option written by Stanwich Financial Services Corp.
(5) Includes 1,058,818 shares held by trusts of which Mr. Bradley is the co-trustee, and as to which shares Mr. Bradley has shared voting and investment power. One such trust holds 211,738 shares for the benefit of Mr. Bradley. The co-trustee, who has shared voting and investment power as to all such shares (representing 5.4% of outstanding shares), is Kimball Bradley, whose address is 11 Stanwix Street, Pittsburgh, PA 15222.
(6) Includes 1,703,034 shares that may be acquired within 60 days after April 26, 2001, upon exercise of options and conversion of convertible securities.
(7) Includes 207,490 shares owned by the named person's spouse, as to which he has no voting or investment power, and 697,791 shares owned by two corporations (Stanwich Financial Services Corp. and Stanwich Partners, Inc.) of which the named person is president and a director.
(8) Comprises 4,552,500 issued shares and 1,000 shares that are issuable upon exercise of an outstanding warrant.
(9) Represents shares issuable upon exercise of a presently exercisable warrant.

ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS

CPS LEASING. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL"). The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the President and a director of the Company. CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term. CPSL financed its purchases of the equipment that it leases to others through either of two lines of credit. Amounts borrowed by CPSL under one of those two lines of credit have been guaranteed by the Company. As of March 31, 2002, the total amount outstanding under the two lines of credit was approximately $1.4 million, of which the Company had guaranteed approximately $641,000. The Company has also financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit. The aggregate amount of advances made by the Company to CPSL as of Marc h 31, 2002, is approximately $1.9 million. The advances related to operations bear interest at the rate of 8.5% per annum. The advances related to the fraction of the purchase price of leased equipment are not interest bearing.

CARS USA. In the ordinary course of its business operations, the Company from time to time purchases retail automobile installment contracts from an automobile dealer, Cars USA, which is owned by a corporation of which Mr. Bradley, Sr., and Mr. Bradley, Jr., are the principal shareholders. During the year ended December 31, 2001, the Company purchased 16 such contracts, with an aggregate principal balance of approximately $233,431 All such purchases were on the Company's normal business terms. Cars USA is indebted to the Company in the amount of approximately $669,000 as of December 31, 2001.

LEVINE LEICHTMAN. At December 31, 2000, the Company was indebted to Levine Leichtman Capital Partners II, L.P. ("LLCP") in the amount of approximately $38 million, comprising $8 million of $16 million that was first advanced in March 2000 ("Tranche A") and $30 million ("Tranche B") that was already outstanding. Both Tranche A and Tranche B were secured by a blanket security interest in favor of LLCP. Tranche A was due (and was paid) in June 2001, and accrued interest at 12.50% per annum; Tranche B is due November 2003, and bears interest at 14.50% per annum. The interest rate is subject to increase by 2.0% in the event of a default by the Company. In January 2001, the Company prepaid $4 million of the $30 million then outstanding of Tranche B. Such prepayment was a condition to obtaining LLCP's consent to the prepayment of $4 million of debt outstanding in favor of SFSC. In connection with such prepayment, the Company paid LLCP a consent fee of $200,000.

In March 2002, the Company and LLCP entered into a series of agreements under which LLCP provided additional funding to enable the Company to acquire by merger MFN Financial Corporation. Under the March 2002 agreements, the Company borrowed $35 million from LLCP as "Bridge Notes," bearing interest at 13.50% per annum and due February 2003, and approximately $8.5 million as "Tranche C Notes," bearing interest on a deemed principal amount of approximately $11.2 million at 12.00% per annum and due in March 2008. Notwithstanding the due dates, all of the Company's outstanding indebtedness to LLCP includes mandatory prepayment terms that are tied to the performance of the Company's securitized pools. One effect of such prepayment provisions is that it is not possible to predict with assurance the amount of interest and principal that the Company will pay to LLCP in the current year; however, the Company's payments to LLCP in the year 2001 comprised $12 million of principal and $4.2 million of interest. In connection with the March 2002 agreements and the acquisition of MFN Financial Corporation, the Company paid LLCP a structuring fee of $1.75 million and an investment banking fee of $1.0 million, and paid LLCP's out-of-pocket expenses of approximately $315,000. In addition, the Company paid LLCP certain fees and interest amounting to $426,181. The terms of the transactions between the Company and LLCP were determined by negotiation.

SFSC. At December 31, 2000, the Company was indebted to Stanwich Financial Services Corp. ("SFSC") in the principal amount of $20.5 million. SFSC is a corporation wholly-owned by Stanwich Holdings, Inc., which in turn is wholly-owned by Charles E. Bradley, Sr. Mr. Bradley, Sr. holds in excess of 5% of the Company's common stock, is the father of the Company's president, Charles E. Bradley, Jr., and was the chairman of the Company's Board of Directors from March 1991 until June 2001. In the first quarter of 2001, the Company prepaid $4 million of its indebtedness outstanding to SFSC. A $200,000 consent fee required by LLCP was recouped by application of a $200,000 discount in the prepayment to SFSC. The Company pays interest monthly with respect to its debt to SFSC. Such interest payments totaled $1.5 million in 2001, and are estimated to be $1.7 million for the current year. In June 2001 SFSC filed for reorganization under the Bankruptcy Code, in the United States Bankruptcy Court for the District of Connecticut.

The Company also throughout 2001 was indebted to John G. Poole, a director, in the principal amount of $1,000,000, and paid interest monthly with respect to that debt. Such interest payments totaled $125,000 in 2001, and are estimated to be the same in the current year.

EMPLOYEE INDEBTEDNESS. The Company has from time to time lent money to its employees, including officers. Such borrowings are evidenced by promissory notes, and generally bear interest at 10% per annum. As of April 25, 2002 Nicholas P. Brockman, a senior vice president, was indebted to the Company in the amount of $60,618.

FSA. In November 1999 the Company entered into a revolving note purchase facility, using the proceeds of sale of such notes to purchase automotive receivables. Financial Security Assurance Inc. ("FSA"), which is the beneficial holder of in excess of 5% of the Company's stock, issued a financial guaranty insurance policy with respect to all payments of principal and interest called for by such notes, for which it receives fees and insurance premiums. FSA has also issued financial guaranty insurance policies with respect to payments of interest and principal due under specified asset-backed securities sponsored by the Company and issued at various times since 1994, including transactions in September 2001 and March 2002, for which it also receives fees and insurance premiums. The amounts of such fees and premiums have been determined by negotiation between the Company and FSA. The agreements and transactions described above (other than those between the Company and LLCP or the Company and FSA) were entered into by the Company with parties who personally benefited from such transactions and who had a control or fiduciary relationship with the Company. In each case such agreements and transactions have been reviewed and approved by the members of the Company's Board of Directors who are disinterested with respect thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Consumer Portfolio Services, Inc. (Registrant)

April 30, 2002                    By: /S/ CHARLES E. BRADLEY, JR.
                                      ----------------------------------
                                      Charles E. Bradley, Jr., President