Form 10-Q
period 2002-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2002-05-15
CIK 889609

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                    FORM 10-Q
                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                         COMMISSION FILE NUMBER: 1-11416

                        CONSUMER PORTFOLIO SERVICES, INC.
              -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 California                                     33-0459135
      -------------------------------                       -------------------
      (STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

       16355 Laguna Canyon Road, Irvine, California              92618
      ---------------------------------------------             ---------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                  REGISTRANT'S TELEPHONE NUMBER: (949) 753-6800

 FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                  REPORT: N/A

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of May 14, 2002, the registrant had 19,360,850 common shares outstanding.

===============================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002


                          PART I. FINANCIAL INFORMATION

                                                                            PAGE
      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets
              as of March 31, 2002 and December 31, 2001...................    3

              Condensed Consolidated Statements of Earnings
              for the three-month periods ended March 31, 2002 and 2001....    4

              Condensed Consolidated Statements of Cash Flows
              for the three-month periods ended March 31, 2002 and 2001....    5

              Notes to Condensed Consolidated Financial Statements.........    6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   16

      Item 3. Quantitative and Qualitative Disclosure About
              Market Risk..................................................   22

                   PART II. OTHER INFORMATION

      Item 1. Legal Proceedings............................................   24

      Item 6. Exhibits and Reports on Form 8-K.............................   24

      Signatures............................................................  25

Item 1. Financial Statements

                                      CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            ASSETS

                                                                                                        MARCH 31,  DECEMBER 31,
                                                                                                          2002         2001
                                                                                                       ----------   ----------
Cash ...............................................................................................   $  16,910    $   2,570
Restricted cash ....................................................................................      31,249       11,354

Finance Contracts ..................................................................................     237,118          --
   Less: allowance for credit losses ...............................................................     (55,913)         --
                                                                                                       ----------   ----------
Finance Contracts, net .............................................................................     181,205         --

Servicing fees receivable ..........................................................................       2,119        3,100
Residual interest in securitizations ...............................................................     113,627      106,103
Furniture and equipment, net .......................................................................       2,162        2,346
Deferred financing costs ...........................................................................       3,916        1,584
Related party receivables ..........................................................................         676          669
Deferred interest expense ..........................................................................       4,701        5,370
Deferred tax assets, net ...........................................................................       2,031        7,429
Other assets .......................................................................................      16,295       10,679
                                                                                                       ----------   ----------
                                                                                                       $ 374,891    $ 151,204
                                                                                                       ==========   ==========

                                             LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses ..............................................................   $  23,355    $   6,963
Capital lease obligation ...........................................................................         348          476
Notes payable ......................................................................................       1,352        1,590
Securitization trust debt ..........................................................................     144,912         --
Senior secured debt ................................................................................      71,453       26,000
Subordinated debt ..................................................................................      36,989       36,989
Related party debt .................................................................................      17,500       17,500
                                                                                                       ----------   ----------
                                                                                                         295,909       89,518
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value; authorized 5,000,000 shares; none issued ............................        --           --
Series A preferred stock, $1 par value; authorized 5,000,000 shares; 3,415,000 shares issued;
  none outstanding .................................................................................        --           --
Common stock, no par value; authorized 30,000,000 shares; 20,597,269 and 20,551,449 shares issued,
  19,328,510 and 19,282,690 outstanding at March 31, 2002 and December 31, 2001, respectively ......      64,936       63,888
Retained earnings ..................................................................................      16,620          189
Deferred compensation ..............................................................................        (560)        (377)
Treasury stock, 1,268,759 shares at both March 31, 2002 and December 31, 2001, respectively, at cost      (2,014)      (2,014)
                                                                                                       ----------   ----------
                                                                                                          78,982       61,686
                                                                                                       ----------   ----------
                                                                                                       $ 374,891    $ 151,204
                                                                                                       ==========   ==========

                             See accompanying Notes to Condensed Consolidated Financial Statements

                                      CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                          (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                            THREE MONTHS
                                                                                                                ENDED
                                                                                                              MARCH 31,
                                                                                                       ----------------------
                                                                                                          2002        2001
                                                                                                       ----------  ----------
     REVENUES:
     Gain on sale of Contracts, net ..............................................................     $   1,772   $   9,371
     Interest income .............................................................................         7,744       5,014
     Servicing fees...............................................................................         3,390       2,580
     Other income.................................................................................           230         360
                                                                                                       ----------  ----------
                                                                                                          13,136      17,325
     EXPENSES:
     Employee costs...............................................................................         8,462       6,952
     General and administrative...................................................................         4,404       2,867
     Interest.....................................................................................         4,431       4,269
     Marketing....................................................................................         1,485       1,920
     Occupancy....................................................................................           841         769
     Depreciation and amortization................................................................           288         242
                                                                                                       ----------  ----------
                                                                                                          19,911      17,019
                                                                                                       ----------  ----------
     Income (loss) before income tax expense (benefit) and extraordinary item.....................        (6,775)        306
     Income tax expense (benefit).................................................................        (5,794)        120
                                                                                                       ----------  ----------
     Income (loss) before extraordinary item......................................................          (981)        186
     Extraordinary item, unallocated negative goodwill............................................        17,412         --
                                                                                                       ----------  ----------
     Net income...................................................................................     $  16,431   $     186
                                                                                                       ==========  ==========

     Earnings per share:
        Basic earnings per share before extraordinary item........................................     $   (0.05)  $    0.01
        Extraordinary item........................................................................          0.90        --
                                                                                                       ----------  ----------
        Basic earnings per share..................................................................     $    0.85   $    0.01
                                                                                                       ==========  ==========

        Diluted earnings per share before extraordinary item......................................     $   (0.05)  $    0.01
        Extraordinary item........................................................................          0.81        --
                                                                                                       ----------  ----------
        Diluted earnings per share................................................................     $    0.76   $    0.01
                                                                                                       ==========  ==========

     Number of shares used in computing earnings per share:
       Basic......................................................................................        19,286      19,577
       Diluted....................................................................................        21,659      21,356

                             See accompanying Notes to Condensed Consolidated Financial Statements

                                      CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)
                                                        (IN THOUSANDS)

                                                                                                           THREE MONTHS
                                                                                                              ENDED
                                                                                                            MARCH 31,
                                                                                                     -------------------------
                                                                                                        2002           2001
                                                                                                     ----------     ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................................     $  16,431      $     186

    Adjustments to reconcile net income to net cash provided by operating activities:
      Extraordinary gain, excess of assets acquired over purchase price ........................       (17,412)          --
      Depreciation and amortization ............................................................           288            242
      Amortization of deferred financing costs .................................................         2,303            354
      Recovery of credit losses ................................................................          (527)          (664)
      NIR gains recognized .....................................................................          (143)        (2,903)
      Loss on fixed asset sale .................................................................             5           --
      Deferred compensation ....................................................................           843            778
      Releases of cash from Trusts to Company ..................................................        16,672         10,690
      Net deposits to spread accounts ..........................................................        (2,246)        (8,087)
      (Increase) decrease in receivables from Trusts and investment in subordinated certificates        10,678         (8,919)
      Changes in assets and liabilities:
        Restricted cash ........................................................................         5,603           (647)
        Purchases of Contracts .................................................................      (145,902)      (190,751)
        Liquidation of Contracts ...............................................................       155,327        204,856
        Other assets ...........................................................................           545            680
        Accounts payable and accrued expenses ..................................................        (8,233)        (1,166)
        Warehouse line of credit ...............................................................          --           (2,003)
        Deferred tax assets, net ...............................................................           106            120
                                                                                                     ----------     ----------
          Net cash provided by operating activities ............................................        34,338          2,766
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Net related party receivables ..............................................................            (7)            28
    Purchases of furniture and equipment .......................................................           (85)           (55)
    Purchase of MFN, net of cash acquired ......................................................       (29,467)          --
                                                                                                     ----------     ----------
          Net cash used in investing activities ................................................       (29,559)           (27)
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in senior secured debt ............................................................        46,242           --
    Repayment of senior secured debt ...........................................................          (789)        (8,000)
    Repayment of subordinated debt .............................................................       (22,500)          (541)
    Repayment of capital lease obligations .....................................................          (128)          (121)
    Repayment of notes payable .................................................................          (238)          (232)
    Repayment of related party debt ............................................................          --           (4,000)
    Repayment of securitization trust debt .....................................................       (12,011)          --
    Payment of financing costs .................................................................        (1,037)          --
    Repurchase of common stock .................................................................          --             (281)
    Exercise of options and warrants ...........................................................            22             12
                                                                                                     ----------     ----------
          Net cash provided by (used in) financing activities ..................................         9,561        (13,163)
                                                                                                     ----------     ----------
  Increase (decrease) in cash ..................................................................        14,340        (10,424)
  Cash at beginning of period ..................................................................         2,570         19,051
                                                                                                     ----------     ----------
  Cash at end of period ........................................................................     $  16,910      $   8,627
                                                                                                     ==========     ==========
  Supplemental disclosure of cash flow information:
    Cash paid (received) during the period for:
      Interest .................................................................................     $   3,733      $   3,232
      Income taxes .............................................................................        (5,683)          --
  Supplemental disclosure of non-cash investing and financing activities:
    Stock compensation .........................................................................     $     843      $     778

                             See accompanying Notes to Condensed Consolidated Financial Statements

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Consumer Portfolio Services, Inc. ("CPS") and its subsidiaries (collectively, with CPS, the "Company") primarily engage in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the United States. As of the date of this report the Company is active in 37 states. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

RECENT DEVELOPMENTS

On March 8, 2002, CPS acquired 100 percent of MFN Financial Corporation, a Delaware corporation ("MFN") and its subsidiaries, by the merger (the "Merger") of CPS Mergersub, Inc., a Delaware corporation ("Mergersub") and a direct wholly owned subsidiary of CPS, with and into MFN. The Merger took place pursuant to an Agreement and Plan of Merger, dated November 18, 2001 (the "Merger Agreement"), among CPS, Mergersub and MFN. In the Merger, MFN became a wholly owned subsidiary of CPS. CPS thus acquired the assets of MFN, consisting principally of interests in motor vehicle installment sales finance Contracts and the facilities for originating and servicing such Contracts. The Merger was accounted for as a purchase.

BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, and the instructions of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF CONTRACTS

Gain on sale may be recognized on the disposition of Contracts either outright (as in the Company's flow purchase program) or in securitization transactions. In its securitization transactions, a wholly owned subsidiary of the Company retains a residual interest in the Contracts that are sold. The Company's securitization transactions include "term" securitizations (purchaser holds the Contracts for substantially their entire term) and "continuous" securitizations (the Contracts sold may be put back to the Company, and replaced with other Contracts).

The residual interest in term securitizations and the residual interest in the Contracts sold continuously are reflected in the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet.

The Company's securitization structure has generally been as follows:

First, the Company sells a portfolio of Contracts to a wholly owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust ("Trust"). The Trust is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial

Statements. The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company may retain subordinated Certificates issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Certificates. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.

The Company's continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 75% of the aggregate principal balance of the Contracts, and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements.

At the closing of each securitization, whether a term securitization or a continuous securitization, the Company removes from its Condensed Consolidated Balance Sheet the Contracts held for sale and adds to its Condensed Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) subordinated Certificates retained, and (c) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the Certificates and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved and estimating the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Securitization Agreements primarily based on its estimate of the amount and timing of anticipated cash flows to be released from existing receivables then outstanding and from previously charged off receivables repurchased, using a discount rate that the Company believes is appropriate for the risks involved. The Company has used an effective discount rate of approximately 14% per annum.

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

The annual percentage rate payable on the Contracts is significantly greater than the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 22% to 26% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 16% to 20% cumulatively over the lives of the related Contracts, with recovery rates approximating 4% to 6%.

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

NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets ("SFAS 142")." The adoption of SFAS 142 did not have any impact on the Company's results of operations, its financial condition or financial reporting.

(2) MFN FINANCIAL CORPORATION ACQUISITION

MFN, through its primary operating subsidiary, Mercury Finance Company LLC, was in the business of purchasing motor vehicle installment sales finance Contracts from automobile dealers, and securitizing and servicing such Contracts. CPS intends to continue to use the assets acquired in the Merger in the automobile finance business, but a portion of such assets will be disposed of, and the level of activity may change. In particular, CPS has ceased to use such assets for the purchase of motor vehicle installment sales finance Contracts, and may or may not recommence such use. In connection with the termination of MFN origination activities and the integration and consolidation of certain activities, which are expected to be completed by year end, the Company has recognized certain liabilities related to the costs to exit these activities and terminate the affected employees of MFN. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. These costs include the following:

                                                                      AT MARCH 8, 2002
                                                                      ----------------
                                                                       (IN THOUSANDS)
     Severance payments and consulting contracts ....................     $3,215
     Facilities closures ............................................      2,152
     Termination of contracts, leases, services
         and other obligations.......................................        597
     Acquisition expenses accrued but unpaid, e.g., legal expenses ..        250
                                                                          ------
           Total liabilities assumed ................................     $6,214
                                                                          ======

Substantially all of these costs remain unpaid at March 31, 2002.

Upon effectiveness of the Merger, each outstanding share of common stock of MFN converted into the right to receive $10.00 per share in cash. The total merger consideration payable to stockholders of MFN was approximately $99.9 million. The amount of such consideration was agreed to as the result of arms'-length negotiations between CPS and MFN. The aggregate purchase price, including expenses related to the transaction, was approximately $123.2 million.

Acquisition financing was provided to CPS by Westdeutsche Landesbank Girozentrale, New York Branch ("WestLB") and Levine Leichtman Capital Partners II, L.P ("LLCP"). CPS obtained acquisition financing from LLCP through its issuance and sale of certain senior secured notes to LLCP in the aggregate principal amount of $35 million.

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Earnings as of and for the three months ended March 31, 2002 include the balance sheet accounts of MFN Financial Corporation as of March 31, 2002, and the results of operations for the 23-day period subsequent to March 8, 2002, the merger date, through March 31, 2002.

The Company has recorded certain preliminary purchase accounting adjustments, which are based on estimates utilizing available information. Such purchase accounting adjustments may be refined as additional information becomes available. In addition, the Company's Condensed Consolidated Statement of Earnings for the three-month period ended March 31, 2002 includes the recognition of an extraordinary gain related to the excess of net assets acquired over purchase price ("negative goodwill") totaling $17.4 million.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                                                                       AT MARCH 8, 2002
                                                                       ----------------
                                                                        (IN THOUSANDS)
          Cash ....................................................        $ 93,782
          Restricted cash .........................................          25,499
          Finance Contracts, net ..................................         186,554
          Residual interest in securitizations ....................          32,485
          Other assets ............................................          12,006
                                                                           --------
                  Total assets acquired ...........................         350,326
                                                                           --------
          Securitization trust debt ...............................         156,923
          Subordinated debt .......................................          22,500
          Accounts payable and other liabilities ..................          30,242
                                                                           --------
                  Total liabilities assumed .......................         209,665
                                                                           --------
                  Net assets acquired .............................         140,661
                  Less: purchase price ............................         123,249
                                                                           --------
                  Excess of net assets acquired over purchase price        $ 17,412
                                                                           ========


The unaudited pro forma combined results of operations presented below do not reflect future events that may occur after the merger. The Company believes that operating expense synergies between Consumer Portfolio Services, Inc. and MFN will be realized after the merger. However, for purposes of unaudited pro forma combined results of operations presented below, these synergies have not been reflected because the Company cannot give assurances that they will be realized.

Selected unaudited pro forma combined results of operations for the three-month periods ending March 2002 and 2001, assuming the Merger occurred on January 1, 2002 and 2001, are as follows:


                                                                                                             THREE MONTHS
                                                                                                                 ENDED
                                                                                                                MARCH 31,
                                                                                                      -----------------------------
                                                                                                         2002               2001
                                                                                                      ----------         ----------
                                                                                                              (IN THOUSANDS)

          Total revenue ......................................................................        $   30,013         $   50,423
          Net earnings (loss) before Merger-related expenses and extraordinary item ..........           (10,205)             2,527
          Extraordinary item .................................................................            17,412                 --
          Net earnings (loss) ................................................................             7,207              2,527

          Basic net earnings (loss) per share before Merger-related expenses and
            extraordinary item ...............................................................        $   (0.53)        $      0.13
          Extraordinary item .................................................................             0.90                  --
          Basic net earnings (loss) per share ................................................             0.37                0.13

          Diluted net earnings (loss) per share before Merger-related expenses and
            extraordinary item ...............................................................       $    (0.47)        $      0.12
          Extraordinary item .................................................................             0.80                  --
          Diluted net earnings (loss) per share ..............................................             0.33                0.12

 (3) FINANCE CONTRACTS

The following table presents the components of Finance Contracts, net of unearned income:

                                                                          MARCH 31,
                                                                            2002
                                                                       --------------
                                                                       (IN THOUSANDS)
          Sales finance Contracts
             Automobile
                 Simple interest .....................................    $ 92,052
                 Precompute, net of unearned income ..................     142,593
                                                                          --------
                          Total automobile, net of unearned income....     234,645
             Non-automobile, net of unearned income ..................       1,734
                                                                          --------
             Total sales finance Contracts, net of unearned income....     236,379
          Direct loans, net of unearned income .......................         739
                                                                          --------
          Finance Contracts, net of unearned income ..................    $237,118
                                                                          ========


The following table presents the contractual maturities of Finance Contracts, net of unearned income:


                                                            MARCH 31, 2002
                                                      ------------------------
                                                        (DOLLARS IN THOUSANDS)

          Due in one year ....................        $ 28,388           12.0%
          Due in two years ...................          79,541           33.5
          Due in three years .................          82,811           34.9
          Due after three years...............          46,378           19.6
                                                      --------        --------
                   Total .....................        $237,118          100.0%
                                                      ========        ========

The following table presents a summary of the activity for the allowance for credit losses, for the three-month period ended March 31, 2002:

                                                                                       MARCH 31,
                                                                                          2002
                                                                                     --------------
                                                                                     (IN THOUSANDS)
          Balance at beginning of period .......................................       $   --
          Addition to allowance for credit losses due to acquisition of MFN....          59,261
          Net charge offs .....................................................          (3,789)
          Net amount transferred from reserve for repossessed assets ..........             441
                                                                                       ---------
          Balance at end of period ............................................        $ 55,913
                                                                                       =========

(4) RESIDUAL INTEREST IN SECURITIZATIONS

The following table presents the components of the residual interest in securitizations:


                                                                                                       MARCH 31,   DECEMBER 31,
                                                                                                         2002          2001
                                                                                                      -----------   ----------
                                                                                                            (IN THOUSANDS)

   Cash, commercial paper, US government securities and other qualifying investments
     (Spread Account).............................................................................    $   29,534    $  43,960
   Receivables from Trusts........................................................................        73,530       50,251
   Investment in subordinated certificates........................................................        10,563       11,892
                                                                                                      -----------   ----------
   Residual interest in securitizations...........................................................    $  113,627    $ 106,103
                                                                                                      ===========   ==========

The following table presents estimated remaining undiscounted credit losses included in the fair value estimated of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                                                       MARCH 31,    DECEMBER 31,
                                                                                                         2002          2001
                                                                                                      -----------   ----------
                                                                                                             (IN THOUSANDS)
          Undiscounted estimated credit losses ................................................       $   39,722    $  16,210
                                                                                                      ===========   ==========
          Servicing subject to recourse provisions ............................................       $  355,639    $ 281,493
                                                                                                      ===========   ==========
          Undiscounted estimated credit losses as a percentage of servicing
            subject to recourse provisions.....................................................            11.17%        5.76%
                                                                                                      ===========   ==========

During the three-month period ended March 31, 2002, the Company sold approximately $2.4 million of Contracts, utilizing the Company's warehouse credit facility. Such sale resulted in an increase to receivables from Trusts of $740,000, $143,000 of which was NIRs. Such NIRs are included as a component of gain on sale of Contracts.

On March 8, 2002, CPS (through a subsidiary) sold motor vehicle installment sales finance Contracts to CPS Auto Receivables Trust 2002-A in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $45.65 million of notes backed by automotive Contracts that have been or will be originated by Consumer Portfolio Services. The Notes, issued by CPS Auto Receivables Trust 2002-A, consist of two classes: $26.5 million of 3.741% Class A-1 Notes, and $19.15 million of 4.814% Class A-2 Notes. The value of the residual was $5.4 million at March 31, 2002. The key assumptions used in determining the value were discount rate 14%, prepayment speed 21.5% and credit losses 12%.

(5) NOTES PAYABLE TO SECURITIZATION TRUST

On June 28, 2001, MFN issued $301 million of notes secured by automobile sales finance Contracts (the "Securitized Notes") in a private placement (the "Secured Financing Agreement"). The issuance was completed through the MFN Auto Receivables Trust 2001-A of MFN Securitization LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Securitization LLC is a special purpose company that holds certain automobile sales finance Contracts of the Company and borrowed funds under the Secured Financing Agreement. MFN Securitization LLC remits the funds to Mercury Finance Company LLC in consideration for the transfer of certain automobile sales finance Contracts. Both classes of the Securitized Notes issued under the Secured Financing Agreement bear a fixed rate of interest until their final distribution. While MFN Securitization LLC is included in the Company's Condensed Consolidated Financial Statements, it is a separate legal entity. The automobile sales finance Contracts and other assets held by MFN Securitization LLC are legally owned by MFN Securitization LLC and are not available to creditors of the Company or its subsidiaries.

Interest payments on the Securitized Notes are payable monthly, in arrears, based on the respective notes' interest rates. The following table presents the Company's Securitized Notes outstanding and their stated interest rates at March 31, 2002 (dollars in thousands):

                                                Outstanding                Stated            Final Scheduled
                                                 Principal              Interest Rate     Distribution Date (1)
                                                 ---------              -------------     ---------------------
Class A-1 Notes                                  $   --                      4.05125%        July 15, 2002
Class A-2 Notes                                    144,912                   5.07000%        July 15, 2007
                                                ----------
     Total principal outstanding                 $ 144,912
                                                 =========

(1) Payment in full of the Securitized Notes could occur earlier than the final scheduled distribution date.

Interest expense on the Securitized Notes is composed of the stated rate of interest plus additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the Securitized Notes are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the Securitized Notes is greater than the stated rate of interest.

The Securitized Notes contain various covenants requiring certain minimum financial ratios and results. As of March 31, 2002, the Company was in compliance with these covenants. The Securitized Notes also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the Securitized Notes. As of March 31, 2002, restricted cash under the MFN 2001-A Securitization totaled approximately $18.5 million.

(6) SENIOR SECURED DEBT

In March 2002, the Company and Levine Leichtman Capital Partners II, L.P., entered into a series of agreements under which LLCP provided additional funding to enable the Company to acquire MFN Financial Corporation. Under the March 2002 agreements, the Company borrowed $35 million from LLCP as a "Bridge Note," bearing interest at 13.50% per annum and due February 2003, and approximately $8.5 million as "Tranche C Notes," bearing interest on a deemed principal amount of approximately $11.2 million at 12.00% per annum and due in March 2008. In connection with the March 2002 agreements and the acquisition of MFN, the Company paid LLCP a structuring fee of $1.75 million and an investment banking fee of $1.0 million, and paid LLCP's out-of-pocket expenses of approximately $315,000. In addition, the Company paid LLCP certain other fees and interest amounting to $426,181.

At the time of the Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears.

(7) GAIN ON SALE OF CONTRACTS

    The following table presents components of net gain on sale of Contracts:

                                                                                                     THREE MONTHS
                                                                                                         ENDED
                                                                                                       MARCH 31,
                                                                                                 ---------------------
                                                                                                    2002        2001
                                                                                                 ---------   ---------
                                                                                                    (IN THOUSANDS)

         Gains on sale of Contracts..........................................................    $  1,652    $  7,536
         Deferred acquisition fees and discounts.............................................          --       1,281
         Expenses related to sales...........................................................        (407)       (110)
         Recovery of credit losses...........................................................         527         664
                                                                                                 ---------   ---------
         Net gain on sale of Contracts.......................................................    $  1,772    $  9,371
                                                                                                 =========   =========


(8) INTEREST INCOME

     The following table presents the components of interest income:

                                                                                                      THREE MONTHS
                                                                                                          ENDED
                                                                                                        MARCH 31,
                                                                                                 ---------------------
                                                                                                    2002       2001
                                                                                                 ---------   ---------
                                                                                                    (IN THOUSANDS)
            Interest.........................................................................     $  3,909  $   1,545
            Residual interest income, net....................................................        3,821      3,334
            Other interest income............................................................           14        135
                                                                                                 ---------   ---------
            Net interest income..............................................................    $  7,744    $  5,014
                                                                                                 =========   =========

(9) EARNINGS PER SHARE

Diluted earnings per share for the three-month periods ended March 31, 2002 and 2001, were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2002 and 2001:

                                                                                                                  THREE MONTHS
                                                                                                                      ENDED
                                                                                                                    MARCH 31,
                                                                                                               ------------------
                                                                                                                 2002      2001
                                                                                                               --------  --------
                                                                                                                (IN THOUSANDS)
  Weighted average number of common shares outstanding during the period used to compute basic
    earnings per share....................................................................................      19,286    19,577
  Incremental common shares attributable to exercise of outstanding options and warrants..................       2,373     1,779
                                                                                                               --------  --------
  Weighted average number of common shares used to compute diluted earnings per share.....................      21,659    21,356
                                                                                                               ========  ========

(10) LIQUIDITY

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from credit enhancements provided by the Company for the financial guaranty insurer (Certificate Insurer) and Investors, initially made in the form of a cash deposit to an account (Spread Account), and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Net cash provided by operating activities for the three-month periods ended March 31, 2002 and 2001, was $34.3 million and $2.8 million, respectively. On March 8, 2002, the Company completed the acquisition of MFN Financial Corporation (See Note 2.). The acquisition cost was approximately $123.2 million, and was substantially funded by existing cash and borrowings. Cash flow from the underlying purchased assets are expected to provide adequate liquidity to fund the acquisition borrowings, as well as generate positive cash flows from which to fund the Company's operating activities.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. During 2001 and through May 2002, the Company's Contract purchasing program consisted of both
(i) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility, and
(ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the three-month period ended March 31, 2002, the Company purchased $144.9 million of Contracts on a flow basis, and $1.0 million on an other than flow basis for its own account, compared to $146.1 million and $44.6 million, respectively, of Contracts purchased in the 2001 period. The Company's flow purchase program terminated in May 2002.

On March 7, 2002, CPS entered into a new warehouse credit facility. The new warehouse facility is structured to allow CPS to fund a portion of the purchase price of automotive Contracts by drawing against a variable funding note issued by CPS Warehouse Trust, in the maximum amount of $100.0 million. Approximately 75% of the principal balance of Contracts may be advanced to the Company under that facility, subject to a collateral eligibility tests and certain other conditions and covenants.

The Company securitized $2.4 million of newly originated contracts during the quarter ending March 31, 2002, resulting in a gain on sale of $143,000.

On March 8, 2002, CPS (through a subsidiary) sold motor vehicle installment sales finance Contracts to CPS Auto Receivables Trust 2002-A in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $45.65 million of notes backed by automotive Contracts that have been or will be originated by Consumer Portfolio Services. The notes, issued by CPS Auto Receivables Trust 2002-A, consist of two classes: $26.5 million of 3.741% Class A-1 Notes, and $19.15 million of 4.814% Class A-2 Notes.

The Company's plan for meeting its liquidity needs is to match its levels of Contract purchases to its availability of cash.

Cash used for subsequent deposits to Spread Accounts for the three-month periods ended March 31, 2002 and 2001, was $1.0 million and $8.1 million, respectively. Cash released from Spread Accounts to the Company for the three-month periods ended March 31, 2002 and 2001, was $16.7 million and $10.7 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold that make up the Company's servicing portfolio to which the respective Spread Accounts are related. In the March 2002 term securitization transaction the Company made initial deposits to the related Spread Accounts of $1.3 million. No such initial deposits were made in the first quarter of 2001, as there were no term securitizations during the period.

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

As of March 31, 2002, one of the Company's seven securitized pools had incurred cumulative losses exceeding certain predetermined levels, which, in turn, has given a certain Certificate Insurer of three of the pools the option to terminate the Securitization Agreements with respect to those three pools. The Certificate Insurer has held that option at all times from 1999 to the present, and has consistently waived its right to terminate the Securitization Agreements. Were the Certificate Insurer in the future to exercise its option to terminate the Securitization Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. Subsequent to March 31, 2002, the Company exercised its optional right to repurchase receivables pursuant to the terms of the Securitization Agreements on one of the seven pools mentioned above. The Company continues to receive servicer extensions on a quarterly basis, and has recently received an extension through the second quarter of 2002. The Company believes that the Certificate Insurer will continue to waive its right to terminate the Securitization Agreements because (i) there is no reason to expect that any replacement servicer would improve the performance of the pools and (ii) there are material costs and transition risks inherent in a transfer of servicing.

The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Spread Accounts is dependent on collections from the related

Trusts generating sufficient cash to maintain the Spread Accounts in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of March 31, 2002, the Company had cash on hand of $16.9 million and available Contract purchase commitments from its warehouse credit facilities of $152.4 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, servicing fees and other portfolio related income would decrease.

(11) INCOME TAXES

As of December 31, 2001, the Company had deferred tax assets of $10.6 million and had provided a valuation allowance against these deferred tax assets of $3.2 million. As a result of tax legislation passed during the first quarter of 2002 the Company expects to carryback certain net operating losses to recapture previously paid taxes totaling $8.3 million. Through March 31, 2002, the Company had received $5.9 million in cash as a result of these carrybacks. As a result, in the first quarter of 2002, the Company eliminated its valuation allowance of $3.2 million. The Company believes that the current deferred tax asset will more likely than not be realized due to the reversal of certain deferred tax liabilities and expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. The realization of the net deferred tax asset is dependent on material improvements over present levels of consolidated pre-tax income. The majority of the carryforward begins to expire in 2020. Management anticipates that the Company will earn taxable income in the current year due to significant increases in Contract originations held for sale, the continuation of securitization transactions and the acquisition of MFN. Although realization is not assured, management believes it is more likely than not that the recognized net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

CPS was incorporated and began its operations in 1991. From inception through March 31, 2002 the Company has purchased approximately $4.2 billion of Contracts, and as of March 31, 2002, had an outstanding servicing portfolio of approximately $599.1 million. The Company makes the decision to purchase Contracts exclusively from its headquarters location. The Company has serviced Contracts from two regional centers, one in its California headquarters, and the other in Virginia. The Company also services Contracts from a satellite office in Dallas, Texas. The Company also services those Contracts acquired in the MFN Merger from multiple other locations, acquired in that transaction.

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

RESULTS OF OPERATIONS

The Company's Condensed Consolidated Balance Sheet as of and for the three months ended March 31, 2002 include the balance sheet accounts of MFN Financial Corporation ("MFN") as of March 31, 2002, and the results of operations for the 23-day period subsequent to March 8, 2002, the merger date, through March 31, 2002. As a result, quarter over quarter comparisons may not be meaningful.

THE THREE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2001

REVENUES. During the three months ended March 31, 2002, revenues were $13.1 million, a decrease of $4.2 million, or 24.2% from the prior year period revenue amount of $17.3 million. Included in total revenue for the first quarter of 2002 is MFN revenue of approximately $4.1 million since the Merger date. The primary reason for the decrease in revenues is a decrease in gain on sale of Contracts. During the 2001 period the Company securitized approximately $52.8 million of Contracts, resulting in the recognition of gain on sale of approximately $4.1 million. During the first quarter of 2002, to prepare for the Merger and related financing requirements, the Company chose to originate Contracts almost exclusively on a flow basis, resulting in a significantly lower gain on sale than had the Contracts been originated for the Company's own account and securitized. In addition, as a result of revised Company estimates resulting from analyses of the current and historical performance of certain of the Company's previously securitized pools, the Company recorded pre-tax charges of approximately $2.5 million related to its residual interest in securitizations. Certain of the Company's older pools related to 1998 and prior have not performed as originally projected. The Company also recognized a charge of approximately $500,000 related to a discount realized upon the sale of a subordinated certificate ("B Piece") from the Company's 2002-A securitization. The Company sold that B Piece to raise funds for the acquisition of MFN. Gain on sale of Contracts, net, decreased $7.6 million, or 81.1%, to $1.8 million in the three-month period ended March 31, 2002, compared to $9.4 million in the year earlier period. That decrease was substantially offset by increases in interest income and servicing fees, which include the contribution of the MFN operations for the 23-day period from following the date of the Merger,

March 8, 2002. Additionally, gain on sale of Contracts includes the effect of fluctuations in the Company's estimate of the required provision for losses on Contracts and recovery of losses on Contracts. See Note 7 of Notes to Condensed Consolidated Financial Statements. See "Liquidity and Capital Resources."

Interest income for the three-month period ended March 31, 2002 increased $2.7 million, or 54.4%, to $7.7 million in 2002 from $5.0 million in 2001. Similarly, servicing fees totaling $3.4 million in the three months ended March 31, 2002 increased $810,000, or 31.4%, from $2.6 million in the same period a year earlier. The increase in interest income and servicing fees can be attributed to the expansion of the Company's servicing portfolio, primarily as a result of the MFN acquisition. The Company expects that the contribution of MFN will become more significant in the future as the results of operations are included for the entire reporting period. See Note 8 of Notes to Condensed Consolidated Financial Statements. At March 31, 2002, the Company was generating income and fees on a serviced portfolio with an outstanding principal balance approximating $599.1 million, compared to a portfolio with an outstanding principal balance approximating $381.3 million as of March 31, 2001. The Company has been acquiring Contracts for its servicing portfolio since December 2000. The volume of Contracts the Company is currently acquiring, however, is less than the amortization of the previously existing portfolio, excluding MFN.

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

Total operating expenses, excluding interest expense related to the Company's outstanding notes payable and debt, were $15.5 million, or 117.8%, of total revenues for the first quarter of 2002, as compared with $12.8 million, or 73.6%, of total revenues for the first quarter of 2001. Operating expenses include MFN expenses of approximately $2.6 million for the period subsequent to the acquisition date. Management has identified certain expense savings, which it believes will be achieved through reductions in staff, consolidation of general and administrative functions, data processing and elimination of certain duplicate or excess facilities. It is expected to take approximately nine months from the date of the merger to realize fully these expense savings. There can be no assurance that anticipated expense savings will be achieved in the amounts or at the times anticipated.

Interest expense for the three-month period ended March 31, 2002 increased $162,000, or 3.8%, to $4.4 million in 2002, compared to $4.3 million in 2000. The increase is due to the partial month interest expense resulting from the MFN acquisition, including interest expense related to acquisition debt and the interest expense related to the Notes Payable to Securitization Trust. Interest expense recorded on this debt from the Merger date through March 31, 2002, was approximately $924,000. Aggregate debt outstanding at March 31, 2002, totaled $272.2 million, compared to $86.8 million at March 31, 2001, and $82.1 million at December 31, 2001. See "Liquidity and Capital Resources."

Income tax benefit of $5.8 million, including the elimination of the valuation allowance of $3.2 million, has been provided in the 2002 period pursuant to relevant tax statutes and regulations. In the 2001 period $120,000 of income tax expense was provided.

The extraordinary gain of $17.4 million results from the Company's acquisition of MFN Financial Corporation and represents the excess of net assets acquired over the purchase price paid. See Note 2 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES


The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from credit enhancements provided by the Company for the financial guaranty insurer (Certificate Insurer) and Investors, initially made in the form of a cash deposit to an account (Spread Account), and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, and occupancy expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Net cash provided by operating activities for the three-month periods ended March 31, 2002 and 2001, was $34.3 million and $2.8 million, respectively. On March 8, 2002, the Company completed the acquisition of MFN Financial Corporation (See Note 2.). The acquisition cost was approximately $123.2 million, and was substantially funded by existing cash and borrowings. Cash flow from the underlying purchased assets are expected to provide adequate liquidity to fund the acquisition borrowings, as well as generate positive cash flows from which to fund the Company's operating activities.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. During 2001 and through May 2002, the Company's Contract purchasing program consisted of both
(i) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility, and
(ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the three-month period ended March 31, 2002, the Company purchased $144.9 million of Contracts on a flow basis, and $1.0 million on an other than flow basis for its own account, compared to $146.1 million and $44.6 million, respectively, of Contracts purchased in the 2001 period. The Company's flow purchase program terminated in May 2002.

On March 7, 2002, CPS entered into a new warehouse credit facility. The new warehouse facility is structured to allow CPS to fund a portion of the purchase price of automotive Contracts by drawing against a variable funding note issued by CPS Warehouse Trust, in the maximum amount of $100.0 million. Approximately 75% of the principal balance of Contracts may be advanced to the Company under that facility, subject to a collateral eligibility tests and certain other conditions and covenants.

The Company securitized $2.4 million of newly originated Contracts during the quarter ending March 31, 2002, resulting in a gain on sale of $143,000.

On March 8, 2002, CPS (through a subsidiary) sold motor vehicle installment sales finance Contracts to CPS Auto Receivables Trust 2002-A in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $45.65 million of notes backed by automotive Contracts that have been or will be originated by Consumer Portfolio Services. The notes, issued by CPS Auto Receivables Trust 2002-A, consist of two classes: $26.5 million of 3.741% Class A-1 Notes, and $19.15 million of 4.814% Class A-2 Notes.

Cash used for subsequent deposits to Spread Accounts for the three-month periods ended March 31, 2002 and 2001, was $1.0 million and $8.1 million, respectively. Cash released from Spread Accounts to the Company for the three-month periods ended March 31, 2002 and 2001, was $16.7 million and $10.7 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold that make up the Company's servicing portfolio to which the respective Spread Accounts are related. In the March term securitization transactions the Company made initial deposits to the related Spread Accounts of $1.3 million. No such initial deposits were made in the first quarter of 2001, as there were no term securitizations during the period.

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

As of March 31, 2002, one of the Company's seven securitized pools had incurred cumulative losses exceeding certain predetermined levels, which, in turn, has given a certain Certificate Insurer of three of the pools the option to terminate the Securitization Agreements with respect to those three pools. The Certificate Insurer has held that option at all times from 1999 to the present, and has consistently waived its right to terminate the Securitization Agreements. Were the Certificate Insurer in the future to exercise its option to terminate the Securitization Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. Subsequent to March 31, 2002, the Company exercised its optional right to repurchase receivables pursuant to the terms of the Securitization Agreements on one of the seven pools mentioned above. The Company continues to receive servicer extensions on a quarterly basis, and has recently received an extension through the second quarter of 2002. The Company believes that the Certificate Insurer will continue to waive its right to terminate the Securitization Agreements because (i) there is no reason to expect that any replacement servicer would improve the performance of the pools and (ii) there are material costs and transition risks inherent in a transfer of servicing.

The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of March 31, 2002, the Company had cash on hand of $16.9 million and available Contract purchase commitments from its warehouse credit facilities of $152.4 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, servicing fees and other portfolio related income would decrease.

CRITICAL ACCOUNTING POLICIES

(A)  RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF CONTRACTS

Gain on sale may be recognized on the disposition of Contracts either outright (as in the Company's flow purchase program) or in securitization transactions. In its securitization transactions, a wholly owned subsidiary of the Company retains a residual interest in the Contracts that are sold. The Company's securitization transactions include "term" securitizations (purchaser holds the Contracts for substantially their entire term) and "continuous" securitizations (the Contracts sold may be put back to the Company, and replaced with other Contracts).

The residual interest in term securitizations and the residual interest in the Contracts sold continuously are reflected in the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet.

The Company's securitization structure has generally been as follows:

First, the Company sells a portfolio of Contracts to a wholly owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust ("Trust"). The Trust is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements. The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company may retain subordinated Certificates issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Certificates. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.

The Company's continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 75% of the aggregate principal balance of the Contracts, and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements.

At the closing of each securitization, whether a term securitization or a continuous securitization, the Company removes from its Condensed Consolidated Balance Sheet the Contracts held for sale and adds to its Condensed Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) subordinated Certificates retained, and (c) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the Certificates and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released from the Spread Account (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved and estimating the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Securitization Agreements primarily based on its estimate of the amount and timing of anticipated cash flows to be released from existing receivables then outstanding and from previously charged off receivables repurchased, using a discount rate that the Company believes is appropriate for the risks involved. The Company has used an effective discount rate of approximately 14% per annum.

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

The annual percentage rate payable on the Contracts is significantly greater than the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements as they affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 22% to 26% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 16% to 20% cumulatively over the lives of the related Contracts, with recovery rates approximating 4% to 6%.

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


FORWARD-LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that
(i) gross losses as a percentage of original balances will approximate 16% to 20% cumulatively over the lives of the related Contracts, with recovery rates approximating 4% to 6%, (ii) that the Company believes it will achieve operating expense savings or synergies in connection with the Merger, and (iii) that management anticipates that the Company will earn taxable income during the current year. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect gross losses and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect operating expense savings include the ability of Company staff to perform tasks previously performed by others, and the real estate markets in regions in which the Company may close facilities. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to sell Contracts once acquired. Factors that could affect the Company's expenses in the current year include those that affect its ability to achieve expense savings, identified above, competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Certificates issued in its securitizations).


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK


Although the Company utilized its revolving note purchase facility and completed a term securitization during the quarter ended March 31, 2002, the structures did not lend themselves to some of the strategies the Company has used in the past to minimize interest rate risk, as described below. Specifically, the rate on the Certificates issued by the revolving note purchase facility is adjustable and there is no pre-funding component to the revolving note purchase facility. The Company does intend to issue fixed rate Certificates and to include pre-funding structures for future term securitization transactions, whereby the amount of asset-backed securities issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding, the amount as to which there can be no assurance. In addition, the Contracts the Company does purchase and securitize have fixed rates of interest, whereas the Company's interest expense related to the current note purchase facility is based on a variable rate. Historically, the Company's term securitization facilities had fixed rates of interest. Therefore, some of the strategies the Company has used in the past to minimize interest rate risk do not currently apply.

The Company is subject to market risks due to fluctuations in interest rates primarily through its outstanding indebtedness and to a lesser extent its outstanding interest earning assets, and commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of such indebtedness:

                                            MARCH 31,           DECEMBER 31,
                                              2002                  2001
                                      -------------------   -------------------
                                       CARRYING    FAIR      CARRYING     FAIR
        FINANCIAL INSTRUMENT             VALUE     VALUE       VALUE      VALUE
                                      --------   --------   --------   --------

                                                      (IN THOUSANDS)

          Finance contracts .......   $181,205   $181,205   $     --   $     --
          Notes payable ...........      1,352      1,352      1,590      1,590
          Securitization trust debt    144,912    144,912         --         --
          Senior secured debt .....     71,453     71,453     26,000     26,000
          Subordinated debt .......     36,989     25,862     36,989     24,791
          Related party debt ......     17,500     12,950     17,500     11,974


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

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The information provided under the caption "Legal Proceedings" in the Company's annual report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference. No material developments have taken place in the litigation described therein.

The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. Among such proceedings are three cases brought against subsidiaries of MFN in the state of Mississippi, which allege deceptive practices related to various loans and the related purchase and sale of insurance, and seek unspecified damages. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits filed with this report.


         (b) During the quarter ended March 31, 2002, the Company filed one report on Form 8-K, dated March 8, 2002. That report disclosed in Item 2. the acquisition of MFN Financial Corporation in the Merger, and in Item 5. the term securitization transactions and new warehouse credit facility described elsewhere in this report.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CONSUMER PORTFOLIO SERVICES, INC.
                                             (Registrant)

Date: May 14, 2002
                                                  /S/ CHARLES E. BRADLEY, JR.
                                             -----------------------------------
                                                     Charles E. Bradley, Jr.
                                                     PRESIDENT AND CHIEF
                                                       EXECUTIVE OFFICER
                                                 (Principal Executive Officer)

Date: May 14, 2002
                                                  /S/ DAVID N. KENNEALLY
                                             ----------------------------------
                                                      David N. Kenneally
                                                   SENIOR VICE PRESIDENT --
                                                    CHIEF FINANCIAL OFFICER
                                                   (Principal Financial and
                                                     Accounting Officer)