Form 10-Q
period 2002-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2002-08-14
CIK 889609

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 13, 2002, the registrant had 20,401,320 common shares outstanding.

================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 2002
              and December 31, 2001..........................................  3
           Condensed Consolidated Statements of Operations for the
              three-month and six-month periods ended June 30, 2002
              and 2001 ......................................................  4
           Condensed Consolidated Statements of Cash Flows for the
              six-month period ended June 30, 2002 and 2001..................  5
           Notes to Condensed Consolidated Financial Statements..............  6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 18
Item 3.    Quantitative and Qualitative Disclosure About Market Risk......... 25


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 26
Item 4.    Submission of Matters to a Vote of  Security Holders.............. 26
Item 6.    Exhibits and Reports on Form 8-K.................................. 27
Signatures................................................................... 28

Item 1.  Financial Statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                        June 30,    December 31,
                                                          2002          2001
                                                       ----------    ----------
                                     ASSETS
Cash .............................................     $  17,086     $   2,570
Restricted cash ..................................        24,755        11,354

Finance receivables ..............................       181,784            --
Less: Allowance for finance credit losses ........       (42,831)           --
                                                       ----------    ----------
Finance receivables, net .........................       138,953            --

Servicing fees receivable ........................         2,139         3,100
Residual interest in securitizations .............       124,106       106,103
Furniture and equipment, net .....................         1,991         2,346
Deferred financing costs .........................         3,010         1,584
Related party receivables ........................           680           669
Deferred interest expense ........................         4,032         5,370
Deferred tax assets, net .........................         1,947         7,429
Other assets .....................................        16,537        10,679
                                                       ----------    ----------
                                                       $ 335,236     $ 151,204
                                                       ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses ............     $  17,557     $   6,963
Capital lease obligation .........................           236           476
Notes payable ....................................         1,058         1,590
Securitization trust debt ........................       115,767            --
Senior secured debt ..............................        65,256        26,000
Subordinated debt ................................        36,824        36,989
Related party debt ...............................        17,500        17,500
                                                       ----------    ----------
                                                         254,198        89,518

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued ......            --            --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding .....            --            --
Common stock, no par value; authorized
   30,000,000 shares; 20,970,579 and
   20,551,449 shares issued, 19,701,820
   and 19,282,690 shares outstanding at
   June 30, 2002 and December 31, 2001,
   respectively ..................................        66,467        63,888
Retained earnings ................................        17,359           189
Deferred compensation ............................          (774)         (377)
Treasury stock, 1,268,759 shares at
   June 30, 2002 and December 31, 2001,
   respectively, at cost .........................        (2,014)       (2,014)
                                                       ----------    ----------
                                                          81,038        61,686
                                                       ----------    ----------
                                                       $ 335,236     $ 151,204
                                                       ==========    ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                (In thousands, except per share data)

                                                            Three Months Ended     Six Months Ended
                                                                  June 30,             June 30,
                                                           --------------------  ---------------------

                                                             2002        2001       2002        2001
                                                           ---------  ---------  ---------   ---------
Revenues:
Gain on sale of contracts, net .........................   $  5,095   $  9,121   $  6,867    $ 18,492
Interest income ........................................     14,746      4,299     22,490       9,313
Servicing fees .........................................      3,376      2,628      6,766       5,208
Other income ...........................................      3,999        272      4,229         632
                                                           ---------  ---------  ---------   ---------
                                                             27,216     16,320     40,352      33,645
                                                           ---------  ---------  ---------   ---------

Expenses:
Employee costs .........................................     10,972      5,918     19,434      12,870
General and administrative .............................      5,121      3,799      9,525       6,666
Interest ...............................................      7,217      3,489     11,648       7,758
Marketing ..............................................      1,203      1,804      2,688       3,724
Occupancy ..............................................      1,138        824      1,979       1,593
Depreciation and amortization ..........................        286        245        574         487
                                                           ---------  ---------  ---------   ---------
                                                             25,937     16,079     45,848      33,098
                                                           ---------  ---------  ---------   ---------
Income (loss) before income taxes and
   extraordinary item ..................................      1,279        241     (5,496)        547
Income tax expense (benefit) ...........................        540         --     (5,254)        120
                                                           ---------  ---------  ---------   ---------
Income (loss) before extraordinary item ................        739        241       (242)        427
Extraordinary item, unallocated negative goodwill ......         --         --     17,412          --
                                                           ---------  ---------  ---------   ---------
Net income .............................................   $    739   $    241   $ 17,170    $    427
                                                           =========  =========  =========   =========


Earnings per share:
  Basic earnings (loss) per share before
     extraordinary item ................................   $   0.04   $   0.01   $  (0.01)   $   0.02
  Extraordinary item, unallocated negative goodwill ....         --         --       0.89          --
                                                           ---------  ---------  ---------   ---------
  Basic earnings per share .............................   $   0.04   $   0.01   $   0.88    $   0.02
                                                           =========  =========  =========   =========

  Diluted earnings (loss) per share before
     extraordinary item ................................   $   0.04   $   0.01   $  (0.01)   $   0.02
  Extraordinary item, unallocated negative goodwill ....         --         --       0.80          --
                                                           ---------  ---------  ---------   ---------
  Diluted earnings per share ...........................   $   0.04   $   0.01   $   0.79    $   0.02
                                                           =========  =========  =========   =========

Number of shares used in computing
earnings (loss) per share:
  Basic ................................................     19,418     19,540     19,405      19,558
  Diluted ..............................................     21,064     21,222     21,989      21,297


               See accompanying Notes to Condensed Consolidated Financial Statements.

                                                 4

                        CONSUMER PORTFOLIO SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                           -----------------------
                                                              2002         2001
                                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................   $  17,170    $     427
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary gain, excess of assets
         acquired over purchase  price .................     (17,412)          --
     Depreciation and amortization .....................         574          487
     Amortization of deferred financing costs ..........       3,209          534
     Provision for (recovery of) credit losses .........         240       (3,092)
     NIR gains recognized ..............................      (4,500)      (5,096)
     Loss on sale of fixed asset .......................           5           --
     Deferred stock compensation .......................       1,908          729
     Releases of cash from Trusts to Company ...........      36,068       21,480
     Initial deposits to spread accounts ...............      (1,273)          --
     Net deposits to spread accounts ...................      (6,700)     (13,321)
     Increase in receivables from Trusts and
        investment in subordinated certificates ........      (9,113)     (15,362)
     Changes in assets and liabilities:
       Restricted cash .................................      12,098       (1,533)
       Purchases of contracts held for sale ............    (256,479)    (371,883)
       Liquidation of contracts held for sale ..........     307,387      389,584
       Other assets ....................................         923        1,677
       Accounts payable and accrued expenses ...........     (14,031)        (908)
       Warehouse line of credit ........................          --       (2,003)
       Deferred tax asset/liability ....................         190          108
                                                           ----------   ----------
          Net cash provided by operating activities ....      70,264        1,828

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net related party receivables .......................         (11)          33
   Purchases of furniture and equipment ................        (170)        (346)
   Purchase of subsidiary, net of cash acquired ........     (29,467)          --
                                                           ----------   ----------
          Net cash used in investing activities ........     (29,648)        (313)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in senior secured debt .....................      46,242           --
   Repayment of senior secured debt ....................      (6,986)     (12,000)
   Repayment of subordinated debt ......................     (22,665)        (541)
   Repayment of capital lease obligations ..............        (241)        (249)
   Repayment of notes payable ..........................        (532)        (428)
   Repayment of related party debt .....................          --       (4,000)
   Repayment of securitization trust debt ..............     (41,156)          --
   Payment of financing costs ..........................      (1,037)          --
   Repurchase of common stock ..........................          --         (461)
   Exercise of options and warrants ....................         275           95
                                                           ----------   ----------
          Net cash used in financing activities ........     (26,100)     (17,584)

                                                           ----------   ----------
Increase (decrease) in cash ............................      14,516      (16,069)

Cash at beginning of period ............................       2,570       19,051
                                                           ----------   ----------
Cash at end of period ..................................   $  17,086    $   2,982
                                                           ==========   ==========

Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for:
        Interest .......................................   $   9,596    $   5,863
        Income taxes ...................................      (5,505)          12

Supplemental disclosure of non-cash investing
    and financing activities:
      Stock compensation ...............................       1,908          729

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Consumer Portfolio Services, Inc. ("CPS") and its subsidiaries (collectively, with CPS, the "Company") primarily engage in the business of purchasing, selling and servicing automobile installment sales finance contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the United States. As of the date of this report the Company is active in 39 states. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.

BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

RECENT DEVELOPMENTS

On March 8, 2002, CPS acquired 100 percent of MFN Financial Corporation, a Delaware corporation ("MFN") and its subsidiaries, by the merger (the "Merger") of CPS Mergersub, Inc., a Delaware corporation ("Mergersub") and a direct wholly owned subsidiary of CPS, with and into MFN. The Merger took place pursuant to an Agreement and Plan of Merger, dated November 18, 2001 (the "Merger Agreement"), among CPS, Mergersub and MFN. In the Merger, MFN became a wholly owned subsidiary of CPS. CPS thus acquired the assets of MFN, consisting principally of interests in automobile installment sales finance Contracts and the facilities for originating and servicing such Contracts. The Merger was accounted for as a purchase.

RESIDUAL INTEREST IN SECURITIZATION AND GAIN ON SALE OF CONTRACTS

Gain on sale may be recognized on the disposition of Contracts either outright (as in the Company's flow purchase program, which was terminated in May 2002) or in securitization transactions. In its securitization transactions, a wholly owned subsidiary of the Company retains a residual interest in the Contracts that are sold. The Company's securitization transactions include "term" securitizations (purchaser holds the Contracts for substantially their entire term) and "continuous" securitizations (the Contracts sold may be put back to the Company, and replaced with other Contracts).

The residual interest in term securitizations and the residual interest in the Contracts sold continuously are reflected in the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet.

The Company's securitization structure has generally been as follows:

First, the Company sells a portfolio of Contracts to a wholly owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust ("Trust"). The Trust is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements. The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company may retain subordinated Certificates issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Certificates, or both. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.

The Company's continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 76% of the aggregate principal balance of the Contracts, and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements.

At the closing of each securitization, whether a term securitization or a continuous securitization, the Company removes from its Condensed Consolidated Balance Sheet the Contracts held for sale and adds to its Condensed Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) over collateralization, if any, (c) subordinated Certificates retained, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the Certificates and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released to the Company (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved and estimating the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Securitization Agreements primarily based on its estimate of the amount and timing of anticipated cash flows to be released from existing receivables then outstanding and from previously charged off receivables repurchased, using a discount rate that the Company believes is appropriate for the risks involved. The Company has used an effective discount rate of approximately 14% per annum.

The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Securitization Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Securitization Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals.

The annual percentage rate payable on the Contracts is significantly greater than the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 20% to 26% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 12% to 20% cumulatively over the lives of the related Contracts, with recovery rates approximating 2% to 6%.

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

NEW ACCOUNTING PRONOUNCEMENTS

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement on Financial Accounting Standards 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Pronouncements Board Opinion 30 will now be used to classify those gains and losses. Statement on Financial Accounting Standards 64 amended Statement on Financial Accounting Standards 4, and is no longer necessary because Statement on Financial Accounting Standards 4 has been rescinded. Statement on Financial Accounting Standards 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement on Financial Accounting Standards 44 is no longer necessary. SFAS 145 amends Statement on Financial Accounting Standards 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emeging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("Issue 94-3")." The principal difference between SFAS 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Thus, the SFAS affirms the FASB view that fair value is the most relevant and faithful representation of the economics of a transaction. The Company has not determined what effect the adoption of SFAS No. 146 on January 1, 2003 will have.

(2) MFN FINANCIAL CORPORATION ACQUISITION

MFN, through its primary operating subsidiary, Mercury Finance Company LLC, was in the business of purchasing automobile installment sales finance Contracts from Dealers, and securitizing and servicing such Contracts. CPS intends to continue to use the assets acquired in the Merger in the automobile finance business, but a portion of such assets will be disposed of.
 CPS has ceased to use the acquired assets for the purchase of automobile installment sales finance Contracts, and may or may not recommence such use. In connection with the termination of MFN origination activities and the integration and consolidation of certain activities, which are expected to be completed by year end, the Company has recognized certain liabilities related to the costs to exit these activities and terminate the affected employees of MFN. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. These costs include the following:


                                                                         MARCH 8, 2002
                                                                         -------------
                                                                         (IN THOUSANDS)
   Severance payments and consulting contracts..........................   $   3,215
   Facilities closures..................................................       2,152
   Termination of contracts, leases, services and other obligations.....         597
   Acquisition expenses accrued but unpaid..............................         250
                                                                           ----------
                   Total liabilities assumed............................   $   6,214
                                                                           ==========

$4.2 million of these costs remain unpaid at June 30, 2002.

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

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months and the six months ended June 30, 2002 include the balance sheet accounts of MFN Financial Corporation as of June 30, 2002, and the results of operations for the period subsequent to March 8, 2002, the Merger date, through June 30, 2002.

The Company has recorded certain preliminary purchase accounting adjustments, which are based on estimates utilizing available information. Such purchase accounting adjustments may be refined as additional information becomes available. In addition, the Company's Condensed Consolidated Statement of Operations for the six-month period ended June 30, 2002 includes the recognition of an extraordinary gain related to the excess of net assets acquired over purchase price ("negative goodwill") totaling $17.4 million.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.


                                                                        MARCH 8, 2002
                                                                        -------------
                                                                        (IN THOUSANDS)
        Cash..........................................................  $    93,782
        Restricted cash...............................................       25,499
        Finance Contracts, net........................................      186,554
        Residual interest in securitizations..........................       32,485
        Other assets..................................................       12,006
                                                                        ------------
                Total assets acquired.................................      350,326
                                                                        ------------
        Securitization trust debt.....................................      156,923
        Subordinated debt.............................................       22,500
        Accounts payable and other liabilities........................       30,242
                                                                        ------------
                Total liabilities assumed.............................      209,665
                                                                        ------------
                Net assets acquired...................................      140,661
                Less: purchase price..................................      123,249
                                                                        ------------
                Excess of net assets acquired over purchase price.....  $    17,412
                                                                        ============

The unaudited pro forma combined results of operations presented below do not reflect future events that may occur after the Merger. The Company believes that operating expense savings between Consumer Portfolio Services, Inc. and MFN will be realized after the Merger. However, for purposes of unaudited pro forma combined results of operations presented below, such savings have not been reflected because the Company cannot give assurances that they will be realized.

Selected unaudited pro forma combined results of operations for the three-month and six-month periods ending June 30, 2002 and 2001, assuming the Merger occurred on January 1, 2002 and 2001, are as follows:


                                                                                         THREE MONTHS
                                                                                        ENDED JUNE 30,
                                                                                   ------------------------
                                                                                       2002        2001
                                                                                   -----------  -----------
                                                                                        (IN THOUSANDS)

        Total revenue...........................................................   $   27,216   $   46,673
        Net earnings before Merger-related expenses and extraordinary item......          739        2,981
        Extraordinary item......................................................           --           --
        Net earnings............................................................          739        2,981

        Basic net earnings per share before Merger-related expenses and
           extraordinary item...................................................   $     0.04   $     0.15
        Extraordinary item......................................................           --           --
                                                                                   -----------  -----------
        Basic net earnings per share............................................         0.04         0.15
                                                                                   ===========  ===========

        Diluted net earnings per share before Merger-related expenses and
           extraordinary item...................................................   $     0.04   $     0.15
        Extraordinary item......................................................           --           --
                                                                                   -----------  -----------
        Diluted net earnings per share..........................................         0.04         0.15
                                                                                   ===========  ===========

                                                                                                          SIX MONTHS
                                                                                                        ENDED JUNE 30,
                                                                                                        --------------
                                                                                                      2002           2001
                                                                                                   -----------   -----------
                                                                                                         (IN THOUSANDS)
         Total revenue .........................................................................   $   57,755    $   97,096
         Net earnings before Merger-related expenses and extraordinary item ....................       (8,833)        6,113
         Extraordinary item ....................................................................       17,412            --
         Net earnings ..........................................................................        8,579         6,113

         Basic net earnings per share before Merger-related expenses and extraordinary item.....   $    (0.46)   $     0.31
         Extraordinary item ....................................................................         0.89            --
                                                                                                   -----------   -----------
         Basic net earnings per share ..........................................................   $     0.43    $     0.31
                                                                                                   ===========   ===========

         Diluted net earnings per share before Merger-related expenses and extraordinary item ..   $    (0.39)   $     0.30
         Extraordinary item ....................................................................          .80            --
                                                                                                   -----------   -----------
         Diluted net earnings per share ........................................................   $     0.41    $     0.30
                                                                                                   ===========   ===========


(3) FINANCE CONTRACTS

The following table presents the components of Finance Contracts, net of unearned income:

                                                                  JUNE 30, 2002
                                                                  -------------
                                                                  (IN THOUSANDS)
   Sales finance Contracts
      Automobile
         Simple interest ........................................   $  90,044
         Precompute or "Rule of 78's", net of unearned income ...      91,059
                                                                    ----------
            Total automobile, net of unearned income ............     181,103
      Non-automobile net of unearned income .....................         506
                                                                    ----------
      Total sales finance contracts, net of unearned income .....     181,609
      Direct loans, net of unearned income ......................         175
                                                                    ----------
      Finance Contracts, net of unearned income .................   $ 181,784
                                                                    ==========

The following table presents the contractual maturities of Finance Contracts, net of unearned income as of June 30, 2002:


                                                           AMOUNT          %
                                                         ----------     -------
                                                         (DOLLARS IN THOUSANDS)
       Due within one year .....................         $  32,953        18.1%
       Due within two years ....................            69,632        38.3
       Due within three years ..................            62,180        34.2
       Due after three years ...................            17,019         9.4
                                                         ----------     -------
           Total ...............................         $ 181,784       100.0%
                                                         ==========     =======

The following table presents a summary of the activity for the allowance for credit losses, for the six-month period ended June 30, 2002:

                                                                              JUNE 30,  2002
                                                                              --------------
                                                                              (IN THOUSANDS)
   Balance at beginning of period..........................................   $          --
   Addition to allowance for credit losses due to acquisition of MFN.......          59,261
   Net charge offs.........................................................         (15,137)
   Net amount transferred from reserve for repossessed assets..............          (1,293)
                                                                              --------------
   Balance at end of period................................................   $      42,831
                                                                              ==============

 (4) RESIDUAL INTEREST IN SECURITIZATIONS

The following table presents the components of the residual interest in securitizations:

                                                          JUNE 30,  DECEMBER 31,
                                                            2002        2001
                                                         ---------   ---------
                                                            (IN THOUSANDS)
   Cash, commercial paper, United States government
      securities and other qualifying investments
      (Spread Account) ...............................   $ 15,865    $ 43,960
   Receivables from Trusts ...........................     31,022      28,874
   Over collateralization ............................     68,178      21,377
   Investment in subordinated certificates ...........      9,041      11,892
                                                         ---------   ---------
   Residual interest in securitizations ..............   $124,106    $106,103
                                                         =========   =========

The following table presents estimated remaining undiscounted credit losses included in the estimated fair value of the residual interest in securitizations as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                        JUNE 30,    DECEMBER 31,
                                                          2002         2001
                                                       ----------   ----------
                                                            (IN THOUSANDS)
Undiscounted estimated credit losses.................  $  42,613    $  16,210
                                                       ==========   ==========
Servicing subject to recourse provisions.............  $ 372,617    $ 281,493
                                                       ==========   ==========
Undiscounted estimated credit losses as percentage
   of servicing subject to recourse provisions.......      11.44%        5.76%
                                                       ==========   ==========

During the three-month and six-month periods ended June 30, 2002, the Company sold approximately $72.6 million and $75.0 million of Contracts, respectively, excluding Contracts sold on a flow basis. Such sales resulted in an increase to receivables from the Company's trusts ("Trusts") and over collateralization of $23.5 million for the three-month period ended June 30, 2002, of which $4.4 million was net interest receivables ("NIRs"), and an increase to receivables from Trusts and over collateralization of $24.2 million for the six-month period ended June 30, 2002, of which $4.5 million was NIRs. Such NIRs are included as a component of gain on sale of Contracts. See Note 7.

On March 8, 2002, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2002-A in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $45.65 million of notes backed by automotive Contracts that were originated by Consumer Portfolio Services. The Notes, issued by CPS Auto Receivables Trust 2002-A, consist of two classes:
$26.5 million of 3.741% Class A-1 Notes, and $19.15 million of 4.814% Class A-2 Notes. The value of the residual was $5.1 million at June 30, 2002. The key assumptions used in determining the value were discount rate of 14%, prepayment speed of 21.4%, and credit losses of 12%.

(5) NOTES PAYABLE TO SECURITIZATION TRUST

On June 28, 2001, MFN issued $301 million of notes secured by automobile sales finance Contracts (the "Securitized Notes") in a private placement (the "Secured Financing Agreement"). The issuance was completed through the MFN Auto Receivables Trust 2001-A of MFN Securitization LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Securitization LLC is a special purpose company that holds certain automobile sales finance Contracts of the Company and borrowed funds under the Secured Financing Agreement. MFN Securitization LLC paid the borrowed funds to Mercury Finance Company LLC in consideration for the transfer of certain automobile sales finance Contracts. Both classes of the Securitized Notes issued under the Secured Financing Agreement bear a fixed rate of interest until their final distribution. While MFN Securitization LLC is included in the Company's Condensed Consolidated Financial Statements, it is a separate legal entity. The automobile sales finance Contracts and other assets held by MFN Securitization LLC are legally owned by MFN Securitization LLC and are not available to creditors of the Company or its subsidiaries. Interest payments on the Securitized Notes are payable monthly, in arrears, based on the respective notes' interest rates. The following table presents the Company's Securitized Notes outstanding and their stated interest rates at June 30, 2002 (dollars in thousands):

                                    Outstanding        Stated         Final Scheduled
                                     Principal      Interest Rate   Distribution Date (1)
                                    -----------     -------------   ---------------------
Class A-1 Notes                     $       --         4.05125%        July 15, 2002
                                    -----------
Class A-2 Notes                        115,767         5.07000%        July 15, 2007
                                    -----------
     Total principal outstanding    $  115,767
                                    ===========


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

The Securitized Notes contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with these covenants, or such covenants have been waived as of the date of this report. The Company is working with the lenders involved to amend such covenants in order to eliminate the need for such waivers. The Securitized Notes also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the Securitized Notes. As of June 30, 2002, restricted cash under the MFN 2001-A Securitization totaled approximately $13.7 million.

(6) SENIOR SECURED DEBT

In March 2002, the Company and Levine Leichtman Capital Partners II, L.P., entered into a series of agreements under which LLCP provided additional funding to enable the Company to acquire MFN. Under the March 2002 agreements, the Company borrowed $35 million from LLCP as a "Bridge Note," bearing interest at 13.50% per annum and due February 2003, and approximately $8.5 million as "Tranche C Note," bearing interest on a deemed principal amount of approximately $11.2 million at 12.00% per annum and due in March 2008. The Bridge Note requires principal payments of $2.0 million a month, which began in June 2002, with a final balloon payment in the amount of $17.0 million in February 2003. The Tranche C Note repayment schedule is based on the performance of a certain securitized pool. As the subordinated Certificate of the pool is repaid from the Trust, principal payments are due on the Tranche C Note. Interest is due monthly on the Bridge Note and the Tranche C Note. In connection with the March 2002 agreements and the acquisition of MFN, the Company paid LLCP a structuring fee of $1.75 million and an investment banking fee of $1.0 million, and paid LLCP's out-of-pocket expenses of approximately $315,000. In addition, the Company paid LLCP certain other fees and interest amounting to $426,181. The senior secured debt contains various covenants requiring certain minimum financial ratios and results. The Company was in compliance with these covenants, as amended, as of the date of this report.

At the time of the Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears.


(7)  GAIN  ON SALE OF CONTRACTS

The following table presents components of net gain on sale of Contracts:

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                   ---------------------   ---------------------
                                                     2002         2001        2002        2001
                                                   ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS)

Gain recognized on sale ......................     $  5,479    $  6,633    $  7,131    $ 14,169
Deferred acquisition fees and discounts ......        1,220         807       1,220       2,088
Expenses related to sales ....................         (837)       (747)     (1,244)       (857)
(Provision for) recovery of credit losses ....         (767)      2,428        (240)      3,092
                                                   ---------   ---------   ---------   ---------
Net gain on sale of contracts ................     $  5,095    $  9,121    $  6,867    $ 18,492
                                                   =========   =========   =========   =========


(8)   INTEREST INCOME

The following table presents the components of interest income:

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                   ---------------------   ---------------------
                                                     2002         2001        2002        2001
                                                   ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS)

Interest on Contracts ........................     $ 11,695    $    349    $ 15,604    $  1,894
Residual interest income, net ................        2,935       3,818       6,756       7,152
Other interest income ........................          116         132         130         267
                                                   ---------   ---------   ---------   ---------
Net interest income ..........................     $ 14,746    $  4,299    $ 22,490    $  9,313
                                                   =========   =========   =========   =========

(9)   EARNINGS (LOSS) PER SHARE

Diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2002 and 2001 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2002 and 2001:

                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                   ---------------------   ---------------------
                                                     2002         2001        2002        2001
                                                   ---------   ---------   ---------   ---------
                                                                  (IN THOUSANDS)

Weighted average number of common shares
   outstanding during the period used to
   compute basic earnings (loss) per share ...       19,418      19,540      19,405      19,558

Incremental common shares attributable to
   exercise of outstanding options and
   warrants ..................................        1,646       1,682       1,505       1,739

Incremental common shares attributable to
   convertible debt ..........................           --          --       1,079          --
                                                   ---------   ---------   ---------   ---------

Number of common shares used to compute
   diluted earnings (loss) per share .........       21,064      21,222      21,989      21,297
                                                   =========   =========   =========   =========

If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in the diluted earnings per share calculation for the three-month period ended June 30, 2002 would have included an additional 1.1 million shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 22.2 million diluted shares. Additional shares included in the diluted loss per share calculation for the three-month and six-month periods ended June 30, 2001, would have included 1.1 million shares, respectively, attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 22.3 million diluted shares for the three-month period ended June 30, 2001, and 22.4 million diluted shares for the six-month period ended June 30, 2001.


The assumed conversion of certain subordinated debt during the six-month period ended June 30, 2002, resulted in an increase to diluted net income for purposes of the diluted earnings per share calculation of $268,000, representing interest attributable to the convertible debt that would not have been incurred if the convertible debt was converted. Diluted net earnings for purposes of the diluted earnings per share calculation totaled $17.4 million for the six months ended June 30, 2002.

(10) LIQUIDITY

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales ofContracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from credit enhancements provided by the Company for the financial guaranty insurer (Certificate Insurer) and Investors, initially made in the form of a cash deposit to an account (Spread Account), and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Net cash provided by operating activities for the six-month periods ended June 30, 2002 and 2001, was $70.3 million and $1.8 million, respectively. On March 8, 2002, the Company completed the acquisition of MFN Financial Corporation (See
Note 2.). The acquisition cost was approximately $123.2 million, and was substantially funded by existing cash and borrowings. Cash flow from the underlying purchased assets are expected to provide adequate liquidity to fund the acquisition borrowings, as well as generate positive cash flows from which to fund the Company's operating activities.

Net cash used in investing activities for the six-month periods ended June 30, 2002 and 2001, was $29.6 million and $313,000, respectively. Cash flows used in the acquisition of MFN Financial Corporation, net of the cash acquired in the transaction, totaled $29.5 million.

Net cash used in financing activities for the six-month periods ended June 30, 2002 and 2001, was $26.1 million and $17.6, respectively. In connection with the acquisition of MFN Financial Corporation the Company incurred debt related to the MFN 2001-A Securitization Trust (See Note 5.) and additional senior secured debt (See Note 6.).

The Company believes that cash flows generated as a result of the acquisition of MFN Financial Corporation will be sufficient to meet the obligations incurred as a result of the Merger. There can be no assurance that MFN internally generated cash will be sufficient to meet such cash demands. The sufficiency of internally generated cash will depend on the performance of the MFN securitized pools. At the time of the Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. During 2001 and through May 2002, the Company's Contract purchasing program consisted of both
(i) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility, and
(ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the six-month period ended June 30, 2002, the Company purchased $181.1 million of Contracts on a flow basis, and $75.4 million on an other than flow basis for its own account, compared to $287.2 million and $84.7 million, respectively, of Contracts purchased in the 2001 period. The Company's flow purchase program terminated in May 2002.

On March 7, 2002, CPS entered into a new warehouse credit facility. The new warehouse facility is structured to allow CPS to fund a portion of the purchase price of automotive Contracts by drawing against a variable funding note issued by CPS Warehouse Trust, in the maximum amount of $100.0 million. Approximately 76% of the principal balance of Contracts may be advanced to the Company under that facility, subject to collateral eligibility tests and certain other conditions and covenants.

The Company securitized $75.0 million of newly originated Contracts during the six months ended June 30, 2002, resulting in a gain on sale of $4.5 million.

On March 8, 2002, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2002-A in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $45.65 million of notes backed by automotive Contracts that had been originated by Consumer Portfolio Services. The Notes, issued by CPS Auto Receivables Trust 2002-A, consist of two classes:
$26.5 million of 3.741% Class A-1 Notes, and $19.15 million of 4.814% Class A-2 Notes.

Cash used for subsequent deposits to Spread Accounts for the six-month periods ended June 30, 2002 and 2001, was $6.7 million and $13.3 million, respectively. Cash released from Spread Accounts to the Company for the six-month periods ended June 30, 2002 and 2001, was $36.1 million and $21.5 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold that make up the Company's servicing portfolio to which the respective Spread Accounts are related. In the March 2002 term securitization transaction the Company made initial deposits to the related Spread Accounts of $1.3 million. No such initial deposits were made in the first quarter of 2001, as there were no term securitizations during the period.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of June 30, 2002, the Company had cash on hand of $17.1 million and available Contract purchase commitments from its warehouse credit facilities of $90.5 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, servicing fees and other portfolio related income would decrease.

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

(11) INCOME TAXES

As of December 31, 2001, the Company had deferred tax assets of $10.6 million and had provided a valuation allowance against these deferred tax assets of $3.2 million. As a result of tax legislation passed during the first quarter of 2002 the Company was able to carryback certain net operating losses to recapture previously paid taxes totaling $8.3 million. Through June 30, 2002, the Company had received $5.9 million in cash as a result of this carryback. As a result, in the first quarter of 2002, the Company eliminated its valuation allowance of $3.2 million. The Company believes that the current deferred tax asset will more likely than not be realized due to the reversal of certain deferred tax liabilities and expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. The realization of the net deferred tax asset is dependent on material improvements over present levels of consolidated pre-tax income. The majority of the carryforward begins to expire in 2020. Management anticipates that the Company will earn taxable income in the current year due to significant increases in Contract originations held for sale, the continuation of securitization transactions and the acquisition of MFN. Although realization is not assured, management believes it is more likely than not that the recognized net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Consumer Portfolio Services, Inc. ("CPS," and together with its subsidiaries, the "Company") is a consumer finance company specializing in the business of purchasing, selling and servicing automobile installment purchase contracts ("Contracts") originated by licensed automobile dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems ("Sub-Prime Customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not lend money directly to consumers. Rather, it purchases installment Contracts from Dealers.

CPS was incorporated and began its operations in 1991. From inception through June 30, 2002 the Company has purchased approximately $4.4 billion of Contracts, and as of June 30, 2002, had an outstanding servicing portfolio of approximately $570.7 million. The Company makes the decision to purchase Contracts exclusively from its headquarters location. The Company services Contracts from regional centers across the United States.

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

RESULTS OF OPERATIONS

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months and the six months ended June 30, 2002 include the balance sheet accounts of MFN Financial Corporation as of June 30, 2002, and the results of operations for the period subsequent to March 8, 2002, the Merger date, through June 30, 2002.

THE THREE-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2001

REVENUES. During the three months ended June 30, 2002, revenues were $27.2 million, an increase of $10.9 million, or 66.8%, from the prior year period revenue amount of $16.3 million. The primary reason for the increase in revenues is an increase in interest income, servicing fees and other income, offset by a decrease in gain on sale of Contracts, net. Gain on sale of Contracts, net, decreased $4.0 million, or 44.1%, to $5.1 million in the three-month period ended June 30, 2002, compared to $9.1 million in the year earlier period, primarily as the result of the termination of the flow purchase program in early May 2002, and a decrease in recoveries of previously charged off accounts included with gain on sale.

Interest income for the three-month period ended June 30, 2002 increased $10.4 million, or 243.0%, to $14.7 million in 2002 from $4.3 million in 2001. Similarly, servicing fees totaling $3.4 million in the three months ended June 30, 2002 increased $748,000, or 28.5%, from $2.6 million in the same period a year earlier. The increase in interest income and servicing fees can be attributed to the expansion of the Company's servicing portfolio, primarily as a result of the MFN Merger. At June 30, 2002, the Company was generating income and fees on a portfolio with an outstanding principal balance approximating $570.7 million, compared to a portfolio with an outstanding principal balance approximating $354.2 million as of June 30, 2001. The volume of Contracts the Company is currently acquiring, however, is less than the current amortization of the existing portfolio.

The period over period fluctuation in other income can be attributed to recoveries on previously charged off MFN Contracts totaling $3.4 million.

EXPENSES. The Company's operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, macroeconomic factors such as interest rates, and mix of business between Contracts purchased on a flow basis and Contracts purchased on an other than flow basis.

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


Total operating expenses, excluding interest expense related to the Company's outstanding notes payable and debt, were $18.7 million, or 68.8%, of total revenues for the second quarter of 2002, as compared with $12.6 million, or 77.1%, of total revenues for the second quarter of 2001.

In connection with the MFN acquisition, management has identified certain expense savings, which it believes will be achieved through reductions in staff, consolidation of general and administrative functions, data processing and elimination of certain duplicate or excess facilities. It is expected to take approximately nine months from the date of the Merger to realize fully these expense savings. There can be no assurance that anticipated expense savings will be achieved in the amounts or at the times anticipated.

Interest expense for the three-month period ended June 30, 2002, increased $3.7 million, or 106.9%, to $7.2 million in 2002, compared to $3.5 million in 2001. The increase is due to the interest expense resulting from the MFN acquisition, including interest expense related to acquisition debt and the interest expense related to the Notes Payable to Securitization Trust. See "Liquidity and Capital Resources."

Income tax expense of $540,000 has been provided in the 2002 period pursuant to relevant tax statutes and legislation. In the 2001 period, no income tax expense was provided.

THE SIX-MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2001

REVENUES. During the six months ended June 30, 2002, revenues were $40.4 million, an increase of $6.7 million, or 19.9%, from the prior year period revenue amount of $33.6 million. The primary reason for the increase in revenues is an increase in interest income, servicing fees and other income, offset by a decrease in gain on sale of Contracts, net. Gain on sale of Contracts, net, decreased $11.6 million, or 62.9%, to $6.9 million in the six-month period ended June 30, 2002, compared to $18.5 million in the year earlier period. During the first quarter of 2002, to prepare for the MFN Merger and related financing requirements, the Company chose to originate Contracts almost exclusively on a flow basis, resulting in a significantly lower gain on sale than had the Contracts been originated for the Company's own account and securitized. In addition, as a result of revised Company estimates resulting from analyses of the current and historical performance of certain of the Company's previously securitized pools, the Company recorded pre-tax charges of approximately $2.5 million in the first quarter of 2002 related to its residual interest in securitizations. Certain of the Company's older pools related to 1998 and prior had not performed as originally projected. The Company also recognized a charge of approximately $500,000 related to a discount realized upon the sale of a subordinated certificate from the Company's 2002-A securitization. The Company sold that subordinated certificate to raise funds for the acquisition of MFN.

Interest income for the six-month period ended June 30, 2002 increased $13.2 million, or 141.5%, to $22.5 million in 2002 from $9.3 million in the comparable 2001 period. Similarly, servicing fees totaling $6.8 million in the six months ended June 30, 2002 increased $1.6 million, or 29.9%, from $5.2 million in the same period a year earlier. The increase in interest income and servicing fees can be attributed to the expansion of the Company's servicing portfolio, primarily as a result of the MFN acquisition. At June 30, 2002, the Company was generating income and fees on a portfolio with an outstanding principal balance approximating $570.7 million, compared to a portfolio with an outstanding principal balance approximating $354.2 million as of June 30, 2001.

The period over period fluctuation in other income can be attributed to recoveries on previously charged off MFN Contracts totaling $3.4 million.

EXPENSES. The Company's operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, macroeconomic factors such as interest rates, and mix of business between Contracts purchased on a flow basis and Contracts purchased on an other than flow basis.

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

Total operating expenses, excluding interest expense related to the Company's outstanding notes payable and debt, were $34.2 million, or 84.8%, of total revenues for the six months ended June 30, 2002, as compared with $25.3 million, or 75.3%, of total revenues for the 2001 period.

Interest expense for the six-month period ended June 30, 2002, increased $3.9 million, or 50.1%, to $11.6 million in 2002, compared to $7.8 million in 2001. The increase is due to the interest expense resulting from the MFN acquisition, including interest expense related to acquisition debt and the interest expense related to the Notes Payable to Securitization Trust. See "Liquidity and Capital Resources."

Income tax benefit of $5.3 million, including the elimination of the valuation allowance of $3.2 million, was recorded in the 2002 period pursuant to relevant tax statutes and regulations. In the 2001 period $120,000 of income tax expense was provided.

The extraordinary gain of $17.4 million results from the Company's acquisition of MFN Financial Corporation and represents the excess of net assets acquired over the purchase price paid. See Note 2 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest onContracts held for sale, fees for origination of Contracts, and releases of cash from credit enhancements provided by the Company for the financial guaranty insurer (Certificate Insurer) and Investors, initially made in the form of a cash deposit to an account (Spread Account), and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools

(which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Net cash provided by operating activities for the six-month periods ended June 30, 2002 and 2001, was $70.3 million and $1.8 million, respectively. On March 8, 2002, the Company completed the acquisition of MFN Financial Corporation (See
Note 2 of Notes to Condensed Consolidated Financial Statements.). The acquisition cost was approximately $123.2 million, and was substantially funded by existing cash and borrowings. Cash flow from the underlying purchased assets are expected to provide adequate liquidity to fund the acquisition borrowings, as well as generate positive cash flows from which to fund the Company's operating activities.

Net cash used in investing activities for the six-month periods ended June 30, 2002 and 2001, was $29.6 million and $313,000, respectively. Cash flows used in the acquisition of MFN Financial Corporation, net of the cash acquired in the transaction, totaled $29.5 million.

Net cash used in financing activities for the six-month periods ended June 30, 2002 and 2001, was $26.1 million and $17.6, respectively. In connection with the acquisition of MFN Financial Corporation the Company incurred debt related to the MFN 2001-A Securitization Trust (See Note 5 of Notes to Condensed Consolidated Financial Statements.) and additional senior secured debt (See Note 6 of Notes to Condensed Consolidated Financial Statements.).

The Company believes that cash flows generated as a result of the acquisition of MFN Financial Corporation will be sufficient to meet the obligations incurred as a result of the Merger. There can be no assurance that MFN internally generated cash will be sufficient to meet such cash demands. The sufficiency of internally generated cash will depend on the performance of the MFN securitized pools. At the time of the Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. During 2001 and through May 2002, the Company's Contract purchasing program consisted of both
(i) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility, and
(ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the six-month period ended June 30, 2002, the Company purchased $181.1 million of Contracts on a flow basis, and $75.4 million on an other than flow basis for its own account, compared to $287.2 million and $84.7 million, respectively, of Contracts purchased in the 2001 period. The Company's flow purchase program terminated in May 2002.

On March 7, 2002, CPS entered into a new warehouse credit facility. The new warehouse facility is structured to allow CPS to fund a portion of the purchase price of automotive Contracts by drawing against a variable funding note issued by CPS Warehouse Trust, in the maximum amount of $100.0 million. Approximately 76% of the principal balance of Contracts may be advanced to the Company under that facility, subject to collateral eligibility tests and certain other conditions and covenants.

The Company securitized $75.0 million of newly originated Contracts during the six months ended June 30, 2002, resulting in a gain on sale of $4.5 million.

On March 8, 2002, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2002-A in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $45.65 million of notes backed by automotive Contracts that have been originated by Consumer Portfolio Services. The Notes, issued by CPS Auto Receivables Trust 2002-A, consist of two classes:
$26.5 million of 3.741% Class A-1 Notes, and $19.15 million of 4.814% Class A-2 Notes.

Cash used for subsequent deposits to Spread Accounts for the six-month periods ended June 30, 2002 and 2001, was $6.7 million and $13.3 million, respectively.

Cash released from Spread Accounts to the Company for the six-month periods ended June 30, 2002 and 2001, was $36.1 million and $21.5 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold that make up the Company's servicing portfolio to which the respective Spread Accounts are related. In the March 2002 term securitization transaction the Company made initial deposits to the related Spread Accounts of $1.3 million. No such initial deposits were made in the first quarter of 2001, as there were no term securitizations during the period.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of June 30, 2002, the Company had cash on hand of $17.1 million and available Contract purchase commitments from its warehouse credit facilities of $90.5 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash.. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, servicing fees and other portfolio related income would decrease.

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

The Company's Securitized Notes contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with these covenants, or such covenants have been waived as of the date of this report. The Company is working with the parties involved to amend such covenants in order to eliminate the need for such waivers.

CRITICAL ACCOUNTING POLICIES

(a)  RESIDUAL INTEREST IN SECURITIZATION AND GAIN ON SALE OF CONTRACTS

Gain on sale may be recognized on the disposition of Contracts either outright (as in the Company's flow purchase program, which was terminated in May 2002) or in securitization transactions. In its securitization transactions, a wholly owned subsidiary of the Company retains a residual interest in the Contracts that are sold. The Company's securitization transactions include "term" securitizations (purchaser holds the Contracts for substantially their entire term) and "continuous" securitizations (the Contracts sold may be put back to the Company, and replaced with other Contracts).

The residual interest in term securitizations and the residual interest in the Contracts sold continuously are reflected in the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet.

The Company's securitization structure has generally been as follows:

First, the Company sells a portfolio of Contracts to a wholly owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to either a grantor trust or an owner trust ("Trust"). The Trust is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements. The Trust in turn issues interest-bearing asset-backed securities (the "Certificates"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Certificates issued by the Trust; the proceeds from the sale of the Certificates are then used to purchase the Contracts from the Company. The Company may retain subordinated Certificates issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Certificates, from an insurance company (the "Certificate Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Certificate Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Certificates, or both. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Certificates. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Certificate Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also been varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.

The Company's continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 76% of the aggregate principal balance of the Contracts, and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements.

At the closing of each securitization, whether a term securitization or a continuous securitization, the Company removes from its Condensed Consolidated Balance Sheet the Contracts held for sale and adds to its Condensed Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) over collateralization, if any, (c) subordinated Certificates retained, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Certificates, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the Certificates and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows released to the Company (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved and estimating the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Securitization Agreements primarily based on its estimate of the amount and timing of anticipated cash flows to be released from existing receivables then outstanding and from previously charged off receivables repurchased, using a discount rate that the Company believes is appropriate for the risks involved. The Company has used an effective discount rate of approximately 14% per annum.

The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Certificates, the base servicing fees, and certain other fees (such as trustee and custodial fees). At the end of each collection period, the aggregate cash collections from the Contracts are allocated first to the base servicing fees and certain other fees such as trustee and custodial fees for the period, then to the Certificateholders for interest at the pass-through rate on the Certificates plus principal as defined in the Securitization Agreements. If the amount of cash required for the above allocations exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. Pursuant to certain Securitization Agreements, excess cash collected during the period is used to make accelerated principal paydowns on certain Certificates to create excess collateral (over-collateralization). If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. The cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals.

The annual percentage rate payable on the Contracts is significantly greater than the pass-through rate on the Certificates. Accordingly, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals described above, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 20% to 26% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 12% to 20% cumulatively over the lives of the related Contracts, with recovery rates approximating 2% to 6%.

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

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that
(i) gross losses as a percentage of original balances will approximate 12% to 20% cumulatively over the lives of the related Contracts, with recovery rates approximating 2% to 6%, (ii) that the Company believes it will achieve operating expense savings or synergies in connection with the Merger, and (iii) that management anticipates that the Company will earn taxable income during the current year. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect gross losses and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under

Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect operating expense savings include the ability of Company staff to perform tasks previously performed by others, and the real estate markets in regions in which the Company may close facilities. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to sell Contracts once acquired. Factors that could affect the Company's expenses in the current year include those that affect its ability to achieve expense savings, identified above, competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Certificates issued in its securitizations).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

Although the Company utilized its warehouse line and completed a term securitization during the six months ended June 30, 2002 the structures did not lend themselves to some of the strategies the Company has used in the past to minimize interest rate risk, as described below. Specifically, the rate on the Certificates issued by the revolving note purchase facility is adjustable and there is no pre-funding component to the revolving note purchase facility. The Company does intend to issue fixed rate Certificates and to include pre-funding structures for future term securitization transactions, whereby the amount of asset-backed securities issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding, the amount as to which there can be no assurance. In addition, the Contracts the Company does purchase and securitize have fixed rates of interest, while the Company's interest expense related to the current note purchase facility is based on a variable rate. The Company's term securitization facilities have had fixed rates of interest. Therefore, some of the strategies the Company has used in the past to minimize interest rate risk do not currently apply.

The Company is subject to market risks due to fluctuations in interest rates primarily through its outstanding indebtedness and to a lesser extent its outstanding interest earning assets, and commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of such indebtedness:


                                                        JUNE 30,               DECEMBER 31,
                                                          2002                    2001
                                                 ----------------------  ----------------------
                                                  CARRYING     FAIR       CARRYING     FAIR
        FINANCIAL INSTRUMENT                        VALUE      VALUE        VALUE      VALUE
        --------------------                     ----------  ----------  ----------  ----------
                                                                 (IN THOUSANDS)
        Finance Contracts, Net................   $ 181,784   $ 181,784   $      --   $      --
        Notes payable.........................       1,058       1,058       1,590       1,590
        Securitization trust debt.............     115,767     115,767          --          --
        Senior secured debt...................      65,256      65,256      26,000      26,000
        Subordinated debt.....................      36,824      30,612      36,989      24,791
        Related party debt....................      17,500      14,787      17,500      11,974

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The information provided under the caption "Legal Proceedings" in the Company's annual report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference. That description states that the Company is a defendant in a class action (the "Stanwich Case") now pending in California state court, and that various defendants in the Stanwich Case have asserted cross claims against the Company for equitable and contractual indemnity, interference with contract and attorneys fees, which cross claims have been stayed pursuant to an order issued by the California court in December 2001. One of the defendants in the Stanwich Case, Jonathan Pardee, has asserted claims for indemnity against the Company in a separate action now pending in federal district in Rhode Island. Pardee's claims are not stayed, and the Company has filed counterclaims in the Rhode Island federal court against Mr. Pardee.

Other than as described above, no material developments have taken place in the litigation described therein.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on June 21, 2002. At the meeting, each of the six nominees to the Board of Directors was elected for a one-year term by the shareholders, with votes cast as follows:


                    NOMINEE                VOTES FOR       VOTES WITHHELD
                    -------                ---------       --------------
            Charles E. Bradley, Jr.        18,079,528          19,985
              Thomas L. Chrystie           18,079,528          19,985
           John E. McConnaughy, Jr.        18,079,528          19,985
                 John G. Poole             18,079,528          19,985
              William B. Roberts           18,079,528          19,985
                Daniel S. Wood             18,079,528          19,985


The shareholders also approved each other proposal placed before the annual meeting. Such proposal was were (i) ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2002. Votes on such proposals were cast as follows:

                                        Ratification of Selection of
                                            Independent Auditors
                    For                          18,024,268
                    Against                         9,850
                    Abstain                        65,395
                    Broker Non-votes                  0
                    Total                        18,099,513

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) There are no exhibits filed with this report.

    (b) During the quarter ended June 30, 2002, the Company filed one report on Form 8-K/A, dated March 8, 2002. That report in Item 2. disclosed the acquisition of MFN Financial Corporation in the Merger, and in Item 7. filed historical financial statements of MFN and pro forma financial information related to the Merger.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONSUMER PORTFOLIO SERVICES, INC.
                                 (Registrant)

Date: August 14, 2002
                                           /s/ CHARLES E. BRADLEY, JR.
                                 -----------------------------------------------
                                             Charles E. Bradley, Jr.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          (Principal Executive Officer)

Date: August 14, 2002
                                             /s/ DAVID N. KENNEALLY
                                 -----------------------------------------------
                                               David N. Kenneally
                                 SENIOR VICE PRESIDENT-- CHIEF FINANCIAL OFFICER
                                  (Principal Financial and Accounting Officer)