Form 10-Q
period 2002-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2002-11-15
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

             As of November 12, 2002, the registrant had 20,513,070
                           common shares outstanding.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets as of September 30,
          2002 and December 31, 2001....................................      3
          Condensed Consolidated Statements of Operations for the
          three-month and nine-month  periods ended September 30,
          2002 and 2001 ................................................      4
          Condensed Consolidated Statements of Cash Flows for the
          nine-month periods ended September 30, 2002 and 2001..........      5
          Notes to Condensed Consolidated Financial Statements..........      6
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................     23
Item 3.   Quantitative and Qualitative Disclosure About Market Risk.....     36
Item 4.   Controls and Procedures.......................................     37


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................     37
Item 6.   Exhibits and Reports on Form 8-K..............................     37
Signatures..............................................................     38
Certifications..........................................................     39

ITEM 1.  FINANCIAL STATEMENTS

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        2002            2001
                                                      ----------     ----------
                                     ASSETS
Cash                                                  $  25,188      $   2,570
Restricted cash                                          22,361         11,354

Finance receivables                                     146,158             --
Less: Allowance for finance credit losses               (34,075)            --
                                                      ----------     ----------
Finance receivables, net                                112,083             --

Servicing fees receivable                                 3,006          3,100
Residual interest in securitizations                    116,959        106,103
Furniture and equipment, net                              1,812          2,346
Deferred financing costs                                  2,334          1,584
Related party receivables                                    --            669
Deferred interest expense                                 3,364          5,370
Deferred tax assets, net                                  1,029          7,429
Other assets                                             16,064         10,679
                                                      ----------     ----------
                                                      $ 304,200      $ 151,204
                                                      ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                 $  18,784      $   6,963
Capital lease obligation                                    126            476
Notes payable                                               873          1,590
Securitization trust debt                                92,566             --
Senior secured debt                                      56,543         26,000
Subordinated debt                                        36,408         36,989
Related party debt                                       17,500         17,500
                                                      ----------     ----------
                                                        222,800         89,518

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                  --             --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                 --             --
Common stock, no par value; authorized
   30,000,000 shares; 21,790,529 and
   20,551,449 shares issued, 20,513,070
   and 19,282,690 shares outstanding at
   September 30, 2002 and December 31,
   2001, respectively                                    65,074         63,888
Retained earnings                                        18,659            189
Deferred compensation                                      (304)          (377)
Treasury stock, 1,277,459 and 1,268,759
   shares at September 30, 2002 and
   December 31, 2001, respectively,
   at cost                                               (2,029)        (2,014)
                                                      ----------     ----------
                                                         81,400         61,686
                                                      ----------     ----------
                                                      $ 304,200      $ 151,204
                                                      ==========     ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (In thousands, except per share data)
                                             (Unaudited)

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                         --------------------  ---------------------

                                                           2002        2001      2002         2001
                                                         ---------  ---------  ---------   ---------
REVENUES:
Gain on sale of contracts, net                           $  5,303   $  7,441   $ 12,170    $ 25,932
Interest income                                            13,218      3,909     35,708      13,223
Servicing fees                                              3,619      2,676     10,385       7,884
Other income                                                3,900        245      8,129         877
                                                         ---------  ---------  ---------   ---------
                                                           26,040     14,271     66,392      47,916
                                                         ---------  ---------  ---------   ---------

EXPENSES:
Employee costs                                              9,174      5,055     28,608      17,925
General and administrative                                  5,829      3,205     15,354       9,872
Interest                                                    6,334      3,258     17,982      11,016
Marketing                                                   1,116      1,457      3,804       5,180
Occupancy                                                   1,053        789      3,032       2,382
Depreciation and amortization                                 294        254        868         741
                                                         ---------  ---------  ---------   ---------
                                                           23,800     14,018     69,648      47,116
                                                         ---------  ---------  ---------   ---------
Income (loss) before income taxes  (benefit)                2,240        253     (3,256)        800
Income tax expense (benefit)                                  940         --     (4,314)        120
Extraordinary item, unallocated negative goodwill              --         --     17,412          --
                                                         ---------  ---------  ---------   ---------
Net income                                               $  1,300   $    253   $ 18,470    $    680
                                                         =========  =========  =========   =========

Earnings per share before extraordinary item:
  Basic                                                  $   0.07   $   0.01   $   0.05    $   0.03
  Diluted                                                    0.06       0.01       0.05        0.03

Earnings per share after extraordinary item:
  Basic                                                  $   0.07   $   0.01   $   0.94    $   0.03
  Diluted                                                    0.06       0.01       0.85        0.03

Number of shares used in computing earnings per share:
  Basic                                                    19,683     19,791     19,693      19,567
  Diluted                                                  21,012     21,112     22,109      21,163

               See accompanying Notes to Condensed Consolidated Financial Statements

                                                 4

                        CONSUMER PORTFOLIO SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  18,470   $     680
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary gain, excess of assets acquired
       over purchase price                                  (17,412)         --
     Depreciation and amortization                              868         741
     Amortization of deferred financing costs                 3,884         684
     Provision for (recovery of) credit losses                1,587      (4,530)
     NIR gains recognized                                   (10,471)     (7,153)
     Deferred stock compensation                                951         (62)
     Releases of cash from Trusts to Company                 48,963      33,526
     Initial deposits to spread accounts                     (6,819)     (2,477)
     Net deposits to spread accounts                        (13,606)    (21,014)
     (Increase) decrease in receivables from Trusts and
        investment in subordinated certificates               3,562     (11,296)
     Changes in assets and liabilities:
       Restricted cash                                       14,492      (6,088)
       Purchases of contracts held for sale                (357,711)   (530,236)
       Liquidation of contracts held for sale               434,142     550,984
       Other assets                                           1,839       3,823
       Accounts payable and accrued expenses                (12,804)     (2,454)
       Warehouse line of credit                                  --      (2,003)
       Deferred tax asset/liability                           1,108          96
                                                          ----------  ----------
          Net cash provided by operating activities         111,043       3,221

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and equipment                        (253)       (592)
   Purchase of subsidiary, net of cash acquired             (29,467)         --
                                                          ----------  ----------
          Net cash used in investing activities             (29,720)       (592)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in senior secured debt                           46,242          --
   Repayment of senior secured debt                         (15,699)    (12,000)
   Repayment of subordinated debt                           (23,081)       (685)
   Repayment of capital lease obligations                      (350)       (378)
   Repayment of notes payable                                  (717)       (637)
   Repayment of related party debt                               --      (4,000)
   Repayment of securitization trust debt                   (64,357)         --
   Payment of financing costs                                (1,037)         --
   Repurchase of common stock                                   (15)     (1,103)
   Exercise of options and warrants                             309         244
                                                          ----------  ----------
          Net cash used in financing activities             (58,705)    (18,559)

                                                          ----------  ----------
Increase (decrease) in cash                                  22,618     (15,930)

Cash at beginning of period                                   2,570      19,051
                                                          ----------  ----------
Cash at end of period                                     $  25,188   $   3,121
                                                          ==========  ==========

Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for:
        Interest                                          $  14,836   $   8,319
        Income taxes                                         (5,483)         20

Supplemental disclosure of non-cash investing
   and financing activities:
      Stock compensation                                        951         (62)

     See accompanying Notes to Condensed Consolidated Financial Statements

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Consumer Portfolio Services, Inc. ("CPS") and its subsidiaries (collectively, with CPS, the "Company") primarily engage in the business of purchasing, selling and servicing automobile installment sales finance contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the United States. As of the date of this report the Company is active in 38 states. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.


BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

The Company's securitization structure has generally been as follows:

First, the Company sells a portfolio of Contracts to a wholly owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to an owner trust ("Trust"). The Trust is a qualifying special purpose entity as defined in Statement of Financial Accounting Standards No. 140 ("SFAS 140"), and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements. The Trust issues interest-bearing asset-backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (the "Note Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Note Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Notes, or both. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Notes. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.

The Company's continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 76% of the aggregate principal balance of the

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Contracts (that is, 24% over-collateralization), and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements.

Upon each sale of Contracts in a securitization, whether a term securitization or a continuous securitization, the Company removes from its Condensed Consolidated Balance Sheet the Contracts held for sale and adds to its Condensed Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) over collateralization, if any, (c) subordinated Notes retained, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the Notes and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Securitization Agreements primarily based on its estimate of the amount and timing of discounted cash flows that it anticipates will be received from the repurchased receivables following exercise of the optional right. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective discount rate of approximately 14% per annum, which it believes is appropriate for the risks involved.

The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and certain other fees (such as trustee and custodial fees). Required principal payments are in most cases defined as the payments sufficient to keep the principal balance of the Notes equal to the aggregate principal balance of the related Contracts (excluding those Contracts that have been charged off). Some of the Securitization Agreements require accelerated payment of principal until the principal balance of the Notes is reduced to a specified percentage of the aggregate principal balance of the related Contracts. Such accelerated principal payment is said to create "over-collateralization" of the Notes.

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company,

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals, the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 20% to 23% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 13% to 18% cumulatively over the lives of the related Contracts, with recovery rates approximating 3% to 4% of the original principal balance.

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

The Noteholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Notes until the Noteholders are fully paid, and the Company is therefore at risk to that extent.


NEW ACCOUNTING PRONOUNCEMENTS

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement on Financial Accounting Standards 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Pronouncements Board Opinion 30 will now be used to classify those gains and losses. Statement on Financial Accounting Standards 64 amended Statement on

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Financial Accounting Standards 4, and is no longer necessary because Statement on Financial Accounting Standards 4 has been rescinded. Statement on Financial Accounting Standards 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement on Financial Accounting Standards 44 is no longer necessary. SFAS 145 amends Statement on Financial Accounting Standards 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. The adoption of SFAS No. 145 is not expected to have a material effect on the Company.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("Issue 94-3")." The principal difference between SFAS 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Thus, the SFAS affirms the FASB view that fair value is the most relevant and faithful representation of the economics of a transaction. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material effect on the Company.


(2) MFN FINANCIAL CORPORATION ACQUISITION

MFN, through its primary operating subsidiary, Mercury Finance Company LLC, was in the business of purchasing automobile installment sales finance Contracts from Dealers, and securitizing and servicing such Contracts. CPS intends to continue to use the assets acquired in the Merger in the automobile finance business, but a portion of such assets will be disposed of. CPS has ceased to use the acquired assets for the purchase of automobile installment sales finance Contracts, does not anticipate recommencing such use. In connection with the termination of MFN origination activities and the integration and consolidation of certain activities, which are expected to be completed by year end, the Company has recognized certain liabilities related to the costs to exit these activities and terminate the affected employees of MFN. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. These costs include the following:

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                       MARCH 8, 2002
                                                                       -------------
                                                                       (IN THOUSANDS)
   Severance payments and consulting contracts.......................  $      3,215
   Facilities closures...............................................         2,152
   Termination of contracts, leases, services and other obligations..           597
   Acquisition expenses accrued but unpaid...........................           250
                                                                       -------------
                   Total liabilities assumed.........................  $      6,214
                                                                       =============

$2.8 million of these costs remain unpaid at September 30, 2002.

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

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months and the nine months ended September 30, 2002 include the results of operations of MFN for the period subsequent to March 8, 2002, the Merger date, through September 30, 2002.

The Company has recorded certain purchase accounting adjustments, which are estimates based on available information. In addition, the Company's Condensed Consolidated Statement of Operations for the nine-month period ended September 30, 2002 includes of an extraordinary gain related to the excess of net assets acquired over purchase price ("negative goodwill") totaling $17.4 million.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                   MARCH 8, 2002
                                                                   -------------
                                                                  (IN THOUSANDS)

Cash.............................................................  $     93,782
Restricted cash .................................................        25,499
Finance Contracts, net ..........................................       186,554
Residual interest in securitizations ............................        32,485
Other assets ....................................................        12,006
                                                                   -------------
        Total assets acquired ...................................       350,326
                                                                   -------------
Securitization trust debt .......................................       156,923
Subordinated debt ...............................................        22,500
Accounts payable and other liabilities ..........................        30,242
                                                                   -------------
        Total liabilities assumed ...............................       209,665
                                                                   -------------
        Net assets acquired .....................................       140,661
        Less: purchase price ....................................       123,249
                                                                   -------------
        Excess of net assets acquired over purchase price........  $     17,412
                                                                   =============

The unaudited pro forma combined results of operations presented below do not reflect future events that may occur after the Merger. The Company believes that operating expense savings between Consumer Portfolio Services, Inc. and MFN will be realized after the Merger. However, for purposes of unaudited pro forma combined results of operations presented below, such savings have not been reflected.

Selected unaudited pro forma combined results of operations for the three-month and nine-month periods ending September 30, 2002 and 2001, assuming the Merger occurred on January 1, 2002 and 2001, are as follows:

PRO FORMA PRESENTATION
                                                              THREE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                        ------------------------
                                                            2002        2001
                                                        -----------  -----------
                                                             (IN THOUSANDS)
Total revenue ........................................  $   26,040   $   44,328
Net earnings before Merger-related expenses
and extraordinary item ...............................       1,300        6,247
Extraordinary item ...................................          --           --
Net earnings .........................................       1,300        6,247

Basic net earnings per share before Merger-related
expenses and extraordinary item ......................  $     0.07   $     0.32
Extraordinary item ...................................          --           --
                                                        -----------  -----------
Basic net earnings per share .........................  $     0.07   $     0.32
                                                        ===========  ===========

Diluted net earnings per share before Merger-related
expenses and extraordinary item ......................  $     0.06   $     0.30
Extraordinary item ...................................          --           --
                                                        -----------  -----------
Diluted net earnings per share .......................  $     0.06   $     0.30
                                                        ===========  ===========

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PRO FORMA PRESENTATION
                                                                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------   ------------
                                                                    (IN THOUSANDS)

Total revenue .............................................   $   83,794    $   141,424
Net earnings (loss) before Merger-related expenses
and extraordinary item ....................................       (7,533)        12,360
Extraordinary item ........................................       17,412             --
Net earnings ..............................................        9,879         12,360

Basic net earnings (loss) per share before
Merger-related expenses and extraordinary item ............   $    (0.38)   $      0.63
Extraordinary item ........................................         0.88             --
                                                              -----------   ------------
Basic net earnings per share ..............................         0.50           0.63
                                                              ===========   ============

Diluted net earnings (loss) per share before
Merger-related expenses and extraordinary item ............   $    (0.33)   $      0.60
Extraordinary item ........................................          .79             --
                                                              -----------   ------------
Diluted net earnings per share ............................   $     0.46    $      0.60
                                                              ===========   ============

(3) FINANCE CONTRACTS

The following table presents the components of Finance Contracts, net of unearned income:

                                                                        SEPTEMBER 30, 2002
                                                                         ----------------
                                                                          (IN THOUSANDS)
         Sales finance Contracts
            Automobile
                Simple interest ......................................   $        43,566
               Precompute or "Rule of 78's", net of unearned income ..           101,653
                                                                         ----------------
                  Total automobile, net of unearned income ...........           145,219
            Non-automobile net of unearned income ....................               628
                                                                         ----------------
            Total sales finance contracts, net of unearned income ....           145,847
            Direct loans, net of unearned income .....................               311
                                                                         ----------------
            Finance Contracts, net of unearned income ................   $       146,158
                                                                         ================

The following table presents the contractual maturities of Finance Contracts, net of unearned income as of September 30, 2002:


                                                            AMOUNT         %
                                                         ------------   --------
                                                          (DOLLARS IN THOUSANDS)
         Due within one year...........................  $    30,693        21%
         Due within two years..........................       62,848        43%
         Due within three years........................       43,847        30%
         Due after three years.........................        8,770         6%
                                                         ------------   --------
                  Total................................  $   146,158       100%
                                                         ============   ========

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following table presents a summary of the activity for the allowance for credit losses, for the nine-month period ended September 30, 2002:

                                                                                 SEPTEMBER
                                                                                  30, 2002
                                                                               -------------
                                                                               (IN THOUSANDS)
         Balance at beginning of period ....................................   $         --
         Addition to allowance for credit losses due to acquisition of MFN..         59,261
         Provision for credit losses .......................................          1,347
         Net charge offs ...................................................        (25,511)
         Net amount transferred from reserve for repossessed assets ........         (1,022)
                                                                               -------------
         Balance at end of period ..........................................   $     34,075
                                                                               =============


(4) RESIDUAL INTEREST IN SECURITIZATIONS

The following table presents the components of the residual interest in securitizations:


                                                                SEPTEMBER   DECEMBER
                                                                30, 2002    31, 2001
                                                              ------------ ------------
                                                                   (IN THOUSANDS)
         Cash, commercial paper, United States government
         securities and other qualifying investments
           (Spread Account) ................................  $    15,422       43,960
         Receivables from Trusts ...........................       32,979       28,874
         Over-collateralization ............................       60,714       21,377
         Investment in subordinated notes ..................        7,844       11,892
                                                              ------------ ------------
         Residual interest in securitizations ..............  $   116,959  $   106,103
                                                              ============ ============

The following table presents estimated remaining undiscounted credit losses included in the estimated fair value of the residual interest in securitizations as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                    SEPTEMBER  DECEMBER
                                                                    30, 2002   31, 2001
                                                                    ---------  ---------
                                                                       (IN THOUSANDS)

         Undiscounted estimated credit losses ...................   $ 48,233   $ 16,210
         Servicing portfolio subject to recourse provisions......    421,598    281,493

         Undiscounted estimated credit losses as percentage
         of servicing portfolio subject to recourse provisions...    11.44%       5.76%

During the three-month and nine-month periods ended September 30, 2002, the Company sold approximately $99.5 million and $174.5 million of Contracts, respectively, excluding Contracts sold on a flow basis. Such sales resulted in an increase to receivables from the Company's trusts ("Trusts") and over-collateralization of $30.2 million for the three-month period ended September 30, 2002, of which $6.0 million was net interest receivables ("NIRs"),

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


and an increase to receivables from Trusts and over collateralization of $54.4 million for the nine-month period ended September 30, 2002, of which $10.5 million was NIRs. Such NIRs are included as a component of gain on sale of Contracts. See Note 7.

On March 8, 2002, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2002-A in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $45.65 million of notes backed by automotive Contracts that were originated by Consumer Portfolio Services. The Notes, issued by CPS Auto Receivables Trust 2002-A, consist of two classes:
$26.5 million of 3.741% Class A-1 Notes, and $19.15 million of 4.814% Class A-2 Notes. The value of the residual was $4.6 million at September 30, 2002. The key assumptions used in determining the value were discount rate of 14.0%, prepayment speed of 21.5%, and credit losses of 12.4%.

On August 22, 2002, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2002-B in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $130.48 million of notes backed by automotive Contracts that were originated by Consumer Portfolio Services. The Notes, issued by CPS Auto Receivables Trust 2002-B, consist of two classes:
$50.24 million of 2.00% Class A-1 Notes, and $80.24 million of 3.50% Class A-2 Notes. The value of the residual was $15.4 million at September 30, 2002. The key assumptions used in determining the value were discount rate of 14.0%, prepayment speed of 22.9%, and credit losses of 10.0%.


(5) NOTES PAYABLE TO SECURITIZATION TRUST

On June 28, 2001, MFN issued $301 million of notes secured by automobile sales finance Contracts (the "Securitized Notes") in a private placement (the "Secured Financing Agreement"). The issuance was completed through the MFN Auto Receivables Trust 2001-A of MFN Securitization LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Securitization LLC is a special purpose company that holds certain automobile sales finance Contracts of the Company and borrowed funds under the Secured Financing Agreement. MFN Securitization LLC paid the borrowed funds to Mercury Finance Company LLC in consideration for the transfer of certain automobile sales finance Contracts. Both classes of the Securitized Notes issued under the Secured Financing Agreement bear a fixed rate of interest until their final distribution. While MFN Securitization LLC is included in the Company's Condensed Consolidated Financial Statements, it is a separate legal entity. The automobile sales finance Contracts and other assets held by MFN Securitization LLC are legally owned by MFN Securitization LLC and are not available to creditors of the Company or its subsidiaries. Interest payments on the Securitized Notes are payable monthly, in arrears, based on the respective notes' interest rates. The following table presents the Company's Securitized Notes outstanding and their stated interest rates at September 30, 2002 (dollars in thousands):

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               OUTSTANDING     STATED         FINAL SCHEDULED
                                PRINCIPAL   INTEREST RATE  DISTRIBUTION DATE (1)
                               -----------  -------------  ---------------------
Class A-1 Notes............... $       --     4.05125%         July 15, 2002
Class A-2 Notes...............     92,566     5.07000%         July 15, 2007
                               -----------
Total principal outstanding... $   92,566
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

The Securitized Notes contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with these covenants, or such covenants have been waived as of the date of this report. The Company is working with the lenders involved to amend such covenants in order to eliminate the need for such waivers. The Securitized Notes also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the Securitized Notes. As of September 30, 2002, restricted cash under the MFN 2001-A Securitization totaled approximately $15.0 million.


(6) SENIOR SECURED DEBT

In March 2002, the Company and Levine Leichtman Capital Partners II, L.P., entered into a series of agreements under which LLCP provided additional funding to enable the Company to acquire MFN. Under the March 2002 agreements, the Company borrowed $35 million from LLCP as a "Bridge Note," bearing interest at 13.50% per annum and due February 2003, and approximately $8.5 million as "Tranche C Note," bearing interest on a deemed principal amount of approximately $11.2 million at 12.00% per annum and due in March 2008. The Bridge Note requires principal payments of $2.0 million a month, which began in June 2002, with a final balloon payment in the amount of $17.0 million in February 2003. The Tranche C Note repayment schedule is based on the performance of a certain securitized pool. As the subordinated Note of the pool is repaid from the Trust, principal payments are due on the Tranche C Note. Interest is due monthly on the Bridge Note and the Tranche C Note. In connection with the March 2002 agreements and the acquisition of MFN, the Company paid LLCP a structuring fee of $1.75 million and an investment banking fee of $1.0 million, and paid LLCP's out-of-pocket expenses of approximately $315,000. In addition, the Company paid LLCP certain other fees and interest amounting to $426,181. The senior secured debt contains various covenants requiring certain minimum financial ratios and results. The Company was in compliance with these covenants, as amended, as of the date of this report.

 At the time of the Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(7)  GAIN ON SALE OF CONTRACTS

The following table presents components of net gain on sale of Contracts:

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                  2002         2001           2002          2001
                                              -----------   -----------   -----------   -----------
                                                                 (IN THOUSANDS)
Gain recognized on sale ...................   $    5,971    $    5,986    $   13,102    $   20,155
Deferred acquisition fees and discounts ...        1,872           373         3,092         2,461
Expenses related to sales .................       (1,193)         (356)       (2,437)       (1,214)
(Provision for) recovery of credit losses..       (1,347)        1,438        (1,587)        4,530
                                              -----------   -----------   -----------   -----------
Net gain on sale of contracts .............   $    5,303    $    7,441    $   12,170    $   25,932
                                              ===========   ===========   ===========   ===========


(8) INTEREST INCOME

The following table presents the components of interest income:

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                  2002         2001           2002          2001
                                              -----------   -----------   -----------   -----------
                                                                 (IN THOUSANDS)
Interest on Contracts......................   $    9,822    $      184    $   25,426    $    2,078
Residual interest income, net..............        3,298         3,696        10,054        10,848
Other interest income......................           98            29           228           297
                                              -----------   -----------   -----------   -----------
Net interest income........................   $   13,218    $    3,909    $   35,708    $   13,223
                                              ===========   ===========   ===========   ===========

(9) EARNINGS PER SHARE

Diluted earnings per share for the three-month and nine-month periods ended September 30, 2002 and 2001 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2002 and 2001:

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                  ----------------    ----------------
                                                   2002      2001       2002     2001
                                                  -------  -------    -------  -------
                                                             (IN THOUSANDS)
Weighted average number of common shares
outstanding during the period used to
compute basic earnings per share ..............   19,683   19,791     19,693   19,567
Incremental common shares attributable to
exercise of outstanding options and warrants...      996    1,321      1,337    1,596
Incremental common shares attributable to
convertible debt ..............................      333       --      1,079       --
                                                  -------  -------    -------  -------
Number of common shares used to compute
diluted earnings per share ....................   21,012   21,112     22,109   21,163
                                                  =======  =======    =======  =======

The assumed conversion of certain subordinated debt during the three-month period ended September 30, 2002, resulted in an increase to diluted net income for purposes of the diluted earnings per share calculation of $18,000, representing interest attributable to convertible debt that would not have been incurred if the convertible debt had been converted. Diluted net earnings for purposes of the diluted earnings per share calculation totaled $1.3 million for the three months ended September 30, 2002.

The assumed conversion of certain subordinated debt during the nine-month period ended September 30, 2002, resulted in an increase to diluted net income for purposes of the diluted earnings per share calculation of $405,000, representing interest attributable to convertible debt that would not have been incurred if the convertible debt had been converted. Diluted net earnings for purposes of the diluted earnings per share calculation totaled $18.9 million for the nine months ended September 30, 2002.

If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in the diluted earnings per share calculation for the three-month period ended September 30, 2002 would have included an additional 746,000 shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 21.8 million diluted shares for the three-month period ended September 30, 2002. No such anti-dilution existed for the nine-month period ended September 30, 2002. If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in the diluted earnings per share calculation for the three-month period ended September 30, 2001 would have included an additional 1.1 million shares attributable to the conversion of certain subordinated debt, for an aggregate total of approximately 22.2 million diluted shares for the three-month period ended September 30, 2001, and 22.3 million shares for the nine months ended September 30, 2001.


(10) LIQUIDITY

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Contracts held for sale, fees for origination of Contracts, and releases of cash from credit enhancements provided by the Company for the financial guaranty insurer (Note Insurer) and Investors, initially made in the form of a cash deposit to an account (Spread Account), and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Net cash provided by operating activities for the nine-month periods ended September 30, 2002 and 2001, was $111.0 million and $3.2 million, respectively. On March 8, 2002, the Company completed the acquisition of MFN Financial Corporation (See Note 2.). The acquisition cost was approximately $123.2 million, and was substantially funded by existing cash and borrowings. Cash flow from the underlying purchased assets are expected to provide adequate liquidity to fund the acquisition borrowings, as well as generate positive cash flows from which to fund the Company's operating activities.

Net cash used in investing activities for the nine-month periods ended September 30, 2002 and 2001, was $29.7 million and $592,000, respectively. Cash flows used in the acquisition of MFN Financial Corporation, net of the cash acquired in the transaction, totaled $29.5 million.

Net cash used in financing activities for the nine-month periods ended September 30, 2002 and 2001, was $58.7 million and $18.6 million, respectively. In connection with the acquisition of MFN Financial Corporation the Company incurred debt related to the MFN 2001-A Securitization Trust (See Note 5.) and additional senior secured debt (See Note 6.).

The Company believes that cash flows generated as a result of the acquisition of MFN Financial Corporation will be sufficient to meet the obligations incurred as a result of the Merger. There can be no assurance that internally generated cash will be sufficient to meet such cash demands. The sufficiency of internally generated cash will depend on the performance of the securitized pools. At the time of the Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. During 2001 and through May 2002, the Company's Contract purchasing program consisted of both
(i) purchases for the Company's own account made on other than a flow basis,

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


funded primarily by advances under a revolving warehouse credit facility, and
(ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the nine-month period ended September 30, 2002, the Company purchased $181.1 million of Contracts on a flow basis, and $176.6 million on an other than flow basis for its own account, compared to $418.7 million and $111.5 million, respectively, of Contracts purchased in the 2001 period. The Company's flow purchase program terminated in May 2002.

On March 7, 2002, CPS entered into a new warehouse credit facility. The new warehouse facility is structured to allow CPS to fund a portion of the purchase price of automotive Contracts by drawing against a variable funding note issued by CPS Warehouse Trust, in the maximum amount of $100.0 million. Such maximum amount was increased to $125 million in November 2002. Approximately 76% of the principal balance of Contracts may be advanced to the Company under that facility, subject to collateral eligibility tests and certain other conditions and covenants.

The Company securitized $174.5 million of newly originated Contracts during the nine months ended September 30, 2002, resulting in a gain on sale of $10.5 million.

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

On August 22, 2002, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2002-B in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $130.48 million of notes backed by automotive Contracts that were originated by Consumer Portfolio Services. The Notes, issued by CPS Auto Receivables Trust 2002-B, consist of two classes:
$50.24 million of 2.00% Class A-1 Notes, and $80.24 million of 3.50% Class A-2 Notes.

Cash used for subsequent deposits to Spread Accounts for the nine-month periods ended September 30, 2002 and 2001, was $13.6 million and $21.0 million, respectively. Cash released from Spread Accounts to the Company for the nine-month periods ended September 30, 2002 and 2001, was $49.0 million and $33.5 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold that make up the Company's servicing portfolio to which the respective Spread Accounts are related. In the nine months ended September 30, 2002 the Company made initial deposits to the related Spread Accounts of $6.8 million related to its term securitization transactions, compared to $2.5 million in the 2001 period. The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of September 30, 2002, the Company had cash on hand of $25.2 million and available Contract purchase commitments from its warehouse credit facilities of $29.6 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, servicing fees and other portfolio related income would decrease.

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


(11) INCOME TAXES

As of December 31, 2001, the Company had deferred tax assets of $10.6 million and had provided a valuation allowance against these deferred tax assets of $3.2 million. As a result of tax legislation passed during the first quarter of 2002 the Company was able to carryback certain net operating losses to recapture previously paid taxes totaling $5.9 million. Through September 30, 2002, the Company had received $5.9 million in cash as a result of this carryback. As a result, in the first quarter of 2002, the Company eliminated its valuation allowance of $3.2 million. The Company believes that the current deferred tax asset will more likely than not be realized due to the reversal of certain deferred tax liabilities and expected future taxable income. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. The realization of the net deferred tax asset is dependent on material improvements over present levels of consolidated pre-tax income. The majority of the carryforward begins to expire in 2020. Management anticipates that the Company will earn taxable income in the current year due to significant increases in Contract originations held for sale, the continuation of securitization transactions and the acquisition of MFN. Although realization is not assured, management believes it is more likely than not that the recognized net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(12) LEGAL PROCEEDINGS

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

CPS was incorporated and began its operations in 1991. From inception through September 30, 2002 the Company has purchased approximately $4.5 billion of Contracts, and as of September 30, 2002, had an outstanding servicing portfolio of approximately $575.4 million. The Company makes the decision to purchase Contracts exclusively from its headquarters location. The Company services Contracts from regional centers across the United States.


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


RESULTS OF OPERATIONS

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months and the nine months ended September 30, 2002 include the results of operations of MFN Financial Corporation for the period subsequent to March 8, 2002, the Merger date, through September 30, 2002. See Note 2 of Notes to Condensed Consolidated Financial Statements.

THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

REVENUES. During the three months ended September 30, 2002, revenues were $26.0 million, an increase of $11.8 million, or 82.5%, from the prior year period revenue amount of $14.3 million. The primary reason for the increase in revenues is an increase in interest income, servicing fees and other income, offset by a decrease in gain on sale of Contracts, net. Gain on sale of Contracts, net, decreased $2.1 million, or 28.7%, to $5.3 million in the three-month period ended September 30, 2002, compared to $7.4 million in the year earlier period, primarily as the result of the termination of the flow purchase program in early May 2002, and a decrease in recoveries of previously charged off accounts included with gain on sale.

Interest income for the three-month period ended September 30, 2002 increased $9.3 million, or 238.1%, to $13.2 million in 2002 from $3.9 million in 2001. Similarly, servicing fees totaling $3.6 million in the three months ended September 30, 2002 increased $942,000, or 35.2%, from $2.7 million in the same period a year earlier. The increase in interest income and servicing fees can be attributed to the expansion of the Company's servicing portfolio, primarily as a result of the MFN Merger. At September 30, 2002, the Company was generating income and fees on a portfolio with an outstanding principal balance approximating $575.4 million, compared to a portfolio with an outstanding principal balance approximating $318.1 million as of September 30, 2001.

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

Total operating expenses, excluding interest expense related to the Company's outstanding notes payable and debt, were $17.5 million, or 67.1%, of total revenues for the third quarter of 2002, as compared with $10.8 million, or 75.4%, of total revenues for the third quarter of 2001.

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

Interest expense for the three-month period ended September 30, 2002, increased $3.1 million, or 94.4%, to $6.3 million in 2002, compared to $3.3 million in 2001. The increase is due to the interest expense resulting from the MFN acquisition, including interest expense related to acquisition debt and the interest expense related to the Notes Payable to Securitization Trust. See "Liquidity and Capital Resources."

Income tax expense of $940,000 has been provided in the 2002 period pursuant to relevant tax statutes and legislation. In the 2001 period, no income tax expense was provided.

THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

REVENUES. During the nine months ended September 30, 2002, revenues were $66.4 million, an increase of $18.5 million, or 38.6%, from the prior year period revenue amount of $47.9 million. The primary reason for the increase in revenues is an increase in interest income, servicing fees and other income, offset by a decrease in gain on sale of Contracts, net. Gain on sale of Contracts, net, decreased $13.8 million, or 53.1%, to $12.2 million in the nine-month period ended September 30, 2002, compared to $25.9 million in the year earlier period. During the first quarter of 2002, to prepare for the MFN Merger and related financing requirements, the Company chose to originate Contracts almost exclusively on a flow basis, resulting in a significantly lower gain on sale than had the Contracts been originated for the Company's own account and securitized. In addition, as a result of revised Company estimates resulting from analyses of the current and historical performance of certain of the Company's previously securitized pools, the Company recorded pre-tax charges of approximately $2.5 million in the first quarter of 2002 related to its residual interest in securitizations. Certain of the Company's older pools related to 1998 and prior had not performed as originally projected. The Company also recognized a charge of approximately $500,000 related to a discount realized upon the sale of a subordinated note from the Company's 2002-A securitization. The Company sold that subordinated note to raise funds for the acquisition of MFN.

Interest income for the nine-month period ended September 30, 2002 increased $22.5 million, or 170.0%, to $35.7 million in 2002 from $13.2 million in the comparable 2001 period. Similarly, servicing fees totaling $10.4 million in the nine months ended September 30, 2002 increased $2.5 million, or 31.7%, from $7.9 million in the same period a year earlier. The increase in interest income and servicing fees can be attributed to the expansion of the Company's servicing portfolio, primarily as a result of the MFN acquisition. At September 30, 2002, the Company was generating income and fees on a portfolio with an outstanding principal balance approximating $575.4 million, compared to a portfolio with an outstanding principal balance approximating $318.1 million as of September 30, 2001.

The period over period fluctuation in other income can be attributed to recoveries on previously charged off MFN Contracts totaling $6.8 million.

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

Total operating expenses, excluding interest expense related to the Company's outstanding notes payable and debt, were $51.7 million, or 77.8%, of total revenues for the nine months ended September 30, 2002, as compared with $36.1 million, or 75.3%, of total revenues for the 2001 period.

Interest expense for the nine-month period ended September 30, 2002, increased $7.0 million, or 63.2%, to $18.0 million in 2002, compared to $11.0 million in 2001. The increase is due to the interest expense resulting from the MFN acquisition, including interest expense related to acquisition debt and the interest expense related to the Notes Payable to Securitization Trust. See "Liquidity and Capital Resources."

Income tax benefit of $4.3 million, including the elimination of the valuation allowance of $3.2 million, was recorded in the 2002 period pursuant to relevant tax statutes and regulations. In the 2001 period $120,000 of income tax expense was provided.

The extraordinary gain of $17.4 million results from the Company's acquisition of MFN Financial Corporation and represents the excess of net assets acquired over the purchase price paid. See Note 2 of Notes to Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from credit enhancements provided by the Company for the financial guaranty insurer (Note Insurer) and Investors, initially made in the form of a cash deposit to an account (Spread Account), and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Net cash provided by operating activities for the nine-month periods ended September 30, 2002 and 2001, was $111.0 million and $3.2 million, respectively. On March 8, 2002, the Company completed the acquisition of MFN Financial Corporation (See Note 2.). The acquisition cost was approximately $123.2 million, and was substantially funded by existing cash and borrowings. Cash flow from the underlying purchased assets are expected to provide adequate liquidity to fund the acquisition borrowings, as well as generate positive cash flows from which to fund the Company's operating activities.

Net cash used in investing activities for the nine-month periods ended September 30, 2002 and 2001, was $29.7 million and $592,000, respectively. Cash flows used in the acquisition of MFN Financial Corporation, net of the cash acquired in the transaction, totaled $29.5 million.

Net cash used in financing activities for the nine-month periods ended September 30, 2002 and 2001, was $58.7 million and $18.6 million, respectively. In connection with the acquisition of MFN Financial Corporation the Company incurred debt related to the MFN 2001-A Securitization Trust (See Note 5.) and additional senior secured debt (See Note 6.).

The Company believes that cash flows generated as a result of the acquisition of MFN Financial Corporation will be sufficient to meet the obligations incurred as a result of the Merger. There can be no assurance that internally generated cash will be sufficient to meet such cash demands. The sufficiency of internally generated cash will depend on the performance of the securitized pools. At the time of the Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. During 2001 and through May 2002, the Company's Contract purchasing program consisted of both
(i) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility, and
(ii) flow purchases for immediate resale to non-affiliates. Flow purchases allow the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, are materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the nine-month period ended September 30, 2002, the Company purchased $181.1 million of Contracts on a flow basis, and $176.6 million on an other than flow basis for its own account, compared to $418.7 million and $111.5 million, respectively, of Contracts purchased in the 2001 period. The Company's flow purchase program terminated in May 2002.

On March 7, 2002, CPS entered into a new warehouse credit facility. The new warehouse facility is structured to allow CPS to fund a portion of the purchase price of automotive Contracts by drawing against a variable funding note issued by CPS Warehouse Trust, in the maximum amount of $100.0 million. Such maximum amount was increased to $125 million in November 2002. Approximately 76% of the principal balance of Contracts may be advanced to the Company under that facility, subject to collateral eligibility tests and certain other conditions and covenants.

The Company securitized $174.5 million of newly originated Contracts during the nine months ended September 30, 2002, resulting in a gain on sale of $10.5 million.

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

On August 22, 2002, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2002-B in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $130.48 million of notes backed by automotive Contracts that were originated by Consumer Portfolio Services. The Notes, issued by CPS Auto Receivables Trust 2002-B, consist of two classes:
$50.24 million of 2.00% Class A-1 Notes, and $80.24 million of 3.50% Class A-2 Notes.

Cash used for subsequent deposits to Spread Accounts for the nine-month periods ended September 30, 2002 and 2001, was $13.6 million and $21.0 million, respectively. Cash released from Spread Accounts to the Company for the nine-month periods ended September 30, 2002 and 2001, was $49.0 million and $33.5 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold that make up the Company's servicing portfolio to which the respective Spread Accounts are related. In the nine months ended September 30, 2002 the Company made initial deposits to the related Spread Accounts of $6.8 million related to its term securitization transactions, compared to $2.5 million in the 2001 period. The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of September 30, 2002, the Company had cash on hand of $25.2 million and available Contract purchase commitments from its warehouse credit facilities of $29.6 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, servicing fees and other portfolio related income would decrease.

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

The Company's securitization structure has generally been as follows:

First, the Company sells a portfolio of Contracts to a wholly owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to an owner trust ("Trust"). The Trust is a qualifying special purpose entity as defined in Statement of Financial Accounting Standards No. 140 ("SFAS 140"), and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements. The Trust issues interest-bearing asset-backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (the "Note Insurer"). In addition, the Company provides a credit enhancement for the benefit of the Note Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Notes, or both. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Notes. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurer and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.

The Company's continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 76% of the aggregate principal balance of the Contracts (that is, 24% over-collateralization), and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements.

Upon each sale of Contracts in a securitization, whether a term securitization or a continuous securitization, the Company removes from its Condensed Consolidated Balance Sheet the Contracts held for sale and adds to its Condensed Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) over collateralization, if any, (c) subordinated Notes retained, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

The Company allocates its basis in the Contracts between the Notes and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Securitization Agreements primarily based on its estimate of the amount and timing of discounted cash flows that it anticipates will be received from the repurchased receivables following exercise of the optional right. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective discount rate of approximately 14% per annum, which it believes is appropriate for the risks involved.

The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and certain other fees (such as trustee and custodial fees).

Required principal payments are in most cases defined as the payments sufficient to keep the principal balance of the Notes equal to the aggregate principal balance of the related Contracts (excluding those Contracts that have been charged off). Some of the Securitization Agreements require accelerated payment of principal until the principal balance of the Notes is reduced to a specified percentage of the aggregate principal balance of the related Contracts. Such accelerated principal payment is said to create "over-collateralization" of the Notes.

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals, the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 20% to 23% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 13% to 18% cumulatively over the lives of the related Contracts, with recovery rates approximating 3% to 4% of the original principal balance.

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

The Noteholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Notes until the Noteholders are fully paid, and the Company is therefore at risk to that extent.

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


FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that
(i) gross losses as a percentage of original balances will approximate 13% to 18% cumulatively over the lives of the related Contracts, with recovery rates approximating 3% to 4% of original principal balances, (ii) that the Company believes it will achieve operating expense savings or synergies in connection with the Merger, and (iii) that management anticipates that the Company will earn taxable income during the current year. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect gross losses and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect operating expense savings include the ability of Company staff to perform tasks previously performed by others, and the real estate markets in regions in which the Company may close facilities. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to sell Contracts once acquired. Factors that could affect the Company's expenses in the current year include those that affect its ability to achieve expense savings, identified above, competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations).

Additional risk factors, any of which could have a material effect on the Company's performance, are set forth below:

         DEPENDENCE ON WAREHOUSE FINANCING. The Company's primary source of day-to-day liquidity is continuous securitization of Contracts, under which it sells Contracts to a special-purpose subsidiary as often as once a week. Such transactions function as a "warehouse," in which Contracts are held pending their future sale into a term securitization. The Company expects to continue to effect similar transactions (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to maintain its existing structure or is unable to arrange new warehouse facilities, the Company may have to curtail Contract purchasing activities, which could have a material adverse effect on the Company's financial condition and results of operations.

         DEPENDENCE ON SECURITIZATION PROGRAM. The Company is dependent upon its ability to continue to pool and sell Contracts in term securitizations in order to generate cash proceeds for new purchases. Adverse changes in the market for securitized Contract pools, or a substantial lengthening of the warehousing period, would burden the Company's financing capabilities, could require the Company to curtail its purchase of Contracts, and could have a material adverse effect on the Company. In addition, as a means of reducing the percentage of cash collateral that the Company would otherwise be required to deposit and maintain in Spread Accounts, all of the Company's securitizations since June 1994 have utilized credit enhancement in the form of financial guaranty insurance policies issued by monoline financial guaranty insurers. The Company believes that financial guaranty insurance policies reduce the costs of securitizations relative to alternative forms of credit enhancements available to the Company. No insurer is required to insure Company-sponsored securitizations and there can be no assurance that any will continue to do so. Similarly, there can be no assurance that any securitization transaction will be available on terms acceptable to the Company, or at all. The timing of any securitization transaction is affected by a number of factors beyond the Company's control, any of which could cause substantial delays, including, without limitation, market conditions and the approval by all parties of the terms of the securitization.

         RISK OF GENERAL ECONOMIC DOWNTURN. The Company's business is directly related to sales of new and used automobiles, which are affected by employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Because of the Company's focus on Sub-Prime Customers, the actual rates of delinquencies, repossessions and losses on such Contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general. Any sustained period of economic slowdown or recession could adversely affect the Company's ability to sell or securitize pools of Contracts. The timing of any economic changes is uncertain, and sluggish sales of automobiles and weakness in the economy could have an adverse effect on the Company's business and that of the Dealers from which it purchases Contracts.

         DEPENDENCE ON PERFORMANCE OF SOLD CONTRACTS. Under the financial structures the Company has used to date in its term securitizations, certain excess servicing cash flows generated by the Contracts sold in the term securitizations are retained in a Spread Account within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Spread Account vary among transactions, the Company's Securitization Agreements generally provide that the Company will receive excess cash flows only if the Spread Account balances have reached specified levels and/or the delinquency or losses related to the Contracts in the pool are below certain predetermined levels. In the event delinquencies and losses on the Contracts exceed such levels, the terms of the securitization may require increased Spread Account balances to be accumulated for the particular pool; may restrict the distribution to the Company of excess cash flows associated with other pools; or, in certain circumstances, may permit the insurer to require the transfer of servicing on some or all of the Contracts to another servicer. Any of these conditions could materially adversely affect the Company's liquidity and financial condition.

         CREDITWORTHINESS OF CONSUMERS. The Company specializes in the purchase, sale and servicing of Contracts to finance automobile purchases by Sub-Prime Customers, which entail a higher risk of non-performance, higher delinquencies and higher losses than Contracts with more creditworthy customers. While the Company believes that the underwriting criteria and collection methods it employs enable it to control the higher risks inherent in Contracts with Sub-Prime Customers, no assurance can be given that such criteria and methods will afford adequate protection against such risks. The Company has experienced fluctuations in the delinquency and charge-off performance of its Contracts. In the event that portfolios of Contracts sold and serviced by the Company experience greater defaults, higher delinquencies or higher losses than anticipated, the Company's earnings could be negatively affected. A larger number of defaults than anticipated could also result in adverse changes in the structure of the Company's future securitization transactions, such as a requirement of increased cash collateral in such transactions

         POSSIBLE INCREASE IN COST OF FUNDS. The Company's profitability is determined by, among other things, the difference between the rate of interest charged on the Contracts purchased by the Company and the rate of interest payable to purchasers of Notes issued in securitizations. The Contracts purchased by the Company generally bear finance charges close to or at the maximum permitted by applicable state law. The interest rates payable on such Notes the Company are fixed, based on interest rates prevailing in the market at the time of sale. Consequently, increases in market interest rates tend to reduce the "spread" or margin between Contract finance charges and the interest rates required by investors and, thus, the potential operating profits to the Company from the purchase, sale and servicing of Contracts. Operating profits expected to be earned by the Company on portfolios of Contracts previously sold are insulated from the adverse effects of increasing interest rates because the interest rates on the related Notes were fixed at the time the Contracts were sold. Any future increases in interest rates would likely increase the interest rates on Notes issued in future term securitizations and could have a material adverse effect on the Company's results of operations.

         PREPAYMENT AND DEFAULT RISK. Gains from the sale of Contracts in the Company's past securitization transactions have constituted a significant portion of the net earnings of the Company and are likely to continue to represent a significant portion of the Company's net earnings. Portions of the gains are based in part on management's estimates of future prepayment and default rates and other considerations in light of then-current conditions. If actual prepayments with respect to Contracts occur more quickly than was projected at the time such Contracts were sold, as can occur when interest rates decline, or if default rates are greater than projected at the time such Contracts were sold, a charge to earnings may be required and would be taken in the period of adjustment. If actual prepayments occur more slowly or if default rates are lower than estimated with respect to Contracts sold, total revenue would exceed previously estimated amounts.

         COMPETITION. The automobile financing business is highly competitive. The Company competes with a number of national, local and regional finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation, Ford Motor Credit Corporation, Chrysler Financial Corporation and Nissan Motors Acceptance Corporation. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital relative to that of its competitors. The Company's competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may be unavailable to the Company. Many of these companies also have long-standing relationships with Dealers and may provide other financing to Dealers, including floor plan financing for the Dealers' purchases of automobiles from manufacturers, which is not offered by the Company. There can be no assurance that the Company will be able to continue to compete successfully.

         LITIGATION. Because of the consumer-oriented nature of the industry in which the Company operates and the application of certain laws and regulations, industry participants are regularly named as defendants in class-action litigation involving alleged violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. Although the Company is not involved in any material litigation, a significant judgment against the Company or within the industry in connection with any such litigation could have a material adverse effect on the Company's financial condition and results of operations.

         DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the year ended December 31, 2001, no Dealer accounted for more than 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition and results of operations.

         GOVERNMENT REGULATIONS. The Company's business is subject to numerous federal and state consumer protection laws and regulations, which, among other things: (i) require the Company to obtain and maintain certain licenses and qualifications; (ii) limit the interest rates, fees and other charges the Company is allowed to charge; (iii) limit or prescribe certain other terms of its Contracts; (iv) require the Company to provide specified disclosures; and
(v) regulate certain servicing and collection practices and define its rights to repossess and sell collateral. An adverse change in existing laws or regulations, or in the interpretation thereof, the promulgation of any additional laws or regulations, or the failure to comply with such laws and regulations could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


INTEREST RATE RISK

Although the Company utilized its warehouse line and completed two term securitizations during the nine months ended September 30, 2002 the structures did not lend themselves to some of the strategies the Company has used in the past to minimize interest rate risk, as described below. Specifically, the rate on the Notes issued by the revolving note purchase facility is adjustable and there is no pre-funding component to the revolving note purchase facility. The Company does intend to issue fixed rate Notes and to include pre-funding structures for future term securitization transactions, whereby the amount of asset-backed securities issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding, the amount as to which there can be no assurance. In addition, the Contracts the Company does purchase and securitize have fixed rates of interest, while the Company's interest expense related to the current note purchase facility is based on a variable rate. The Company's term securitization facilities have had fixed rates of interest. Therefore, some of the strategies the Company has used in the past to minimize interest rate risk do not currently apply.

The Company is subject to market risks due to fluctuations in interest rates primarily through its outstanding indebtedness and to a lesser extent its outstanding interest earning assets, and commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of such indebtedness:


                                          SEPTEMBER 30,        DECEMBER 31,
                                              2002                 2001
                                      --------------------  --------------------
                                       CARRYING    FAIR      CARRYING    FAIR
        Financial Instrument            VALUE      VALUE      VALUE      VALUE
        --------------------          ---------  ---------  ---------  ---------
                                                   (IN THOUSANDS)
        Finance Contracts, Net .....  $112,083   $112,083   $     --   $     --
        Notes payable ..............       873        873      1,590      1,590
        Securitization trust debt ..    92,566     92,566         --         --
        Senior secured debt ........    56,543     56,543     26,000     26,000
        Subordinated debt ..........    36,408     33,159     36,989     24,791
        Related party debt .........    17,500     15,663     17,500     11,974

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

ITEM 4. CONTROLS AND PROCEDURES

CPS maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. Within the 90-day period prior to filing this report, CPS evaluated the effectiveness of the design and operation of such disclosure controls and procedures. Based upon that evaluation, the principal executive officer (Charles E. Bradley, Jr.) and the principal financial officer (David N. Kenneally) concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to CPS that is required to be included in this quarterly report on Form 10-Q. There have been no significant changes in such internal controls or in other factors that could significantly affect internal controls subsequent to the date that CPS carried out such evaluation.



                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The information provided under the caption "Legal Proceedings" in the Company's annual report on Form 10-K for the year ended December 31, 2001, and in its report on Form 10-Q for the quarterly period ended June 30, 2002, are incorporated herein by reference. No material developments have taken place in the litigation described therein.

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

    (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CONSUMER PORTFOLIO SERVICES, INC.

                  (Registrant)

Date: November 13, 2002

                           /s/   CHARLES E. BRADLEY, JR.
                           ------------------------------------------------
                           Charles E. Bradley, Jr.
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (Principal Executive Officer)

Date: November 13, 2002

                           /s/   DAVID N. KENNEALLY
                           ------------------------------------------------
                           David N. Kenneally
                           SENIOR VICE PRESIDENT -- CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Charles E. Bradley, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Consumer Portfolio Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/   CHARLES E. BRADLEY, JR.
---------------------------------------
Charles E. Bradley, Jr.
President (Principal Executive Officer)

                                 CERTIFICATIONS

I, David N. Kenneally, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Consumer Portfolio Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/   DAVID N. KENNEALLY
---------------------------------------
David N. Kenneally
Senior Vice President - Finance (Principal Financial Officer)