Form 10-K
period 2002-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2003-03-26
CIK 889609

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

           Title of each class:                   Name of each exchange on which
                                                            registered:
10.50% Participating Equity Notes due 2004            New York Stock Exchange
  Rising Interest Subordinated Redeemable
             Securities due 2006                      New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock, No Par Value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ x ]

The aggregate market value on March 25, 2003 (based on the $1.62 per share closing price on the Nasdaq Stock Market on that date) of the voting stock beneficially held by non-affiliates of the registrant was approximately $20,563,000. The number of shares of the registrant's Common Stock outstanding on March 25, 2003, was 20,239,176.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement for its 2003 annual meeting of shareholders is incorporated by reference into Part III of this report.
================================================================================

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


CPS was incorporated and began its operations in 1991. From inception through December 31, 2002, the Company has purchased approximately $4.6 billion of Contracts. The Company also obtained in March 2002, an additional $381.8 million of Contracts when the Company acquired MFN Financial Corporation and its subsidiaries in a merger (the "MFN Merger"). MFN Financial Corporation and its subsidiaries (collectively, the "MFN Companies") were engaged in business similar to that of the Company: buying Contracts from Dealers, pooling and selling those Contracts in securitization transactions, and servicing those Contracts.


The Company makes the decision to purchase Contracts exclusively from its headquarters location. Prior to the MFN Merger, the Company had primarily serviced Contracts from two regional centers, one in its California headquarters, and the other in Virginia, as well as a small satellite office in Dallas, Texas. Following the MFN Merger the Company also services Contracts obtained in the MFN Merger from multiple other locations acquired in that transaction. As of December 31, 2002, the Company had an outstanding servicing portfolio, net of unearned income on pre-computed Contracts, of approximately $595.2 million, including the remaining outstanding balance of Contracts acquired in the MFN Merger.


CREDIT RISK RETAINED


The Company purchases Contracts with the intention of reselling them in securitizations. In a securitization, the Company sells Contracts to a special purpose subsidiary, which funds the purchase by sale of asset-backed, interest-bearing securities. At the closing of each securitization, the Company removes the sold Contracts from its Consolidated Balance Sheet. The Company remains responsible for collecting payments due under the Contracts, and retains a residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects will be the excess of future collections on the Contracts over principal and interest due on the asset-backed securities. That residual interest appears on the Company's Consolidated Balance Sheet as "residual interest in securitizations," and its value is dependent on estimates of the future performance of the sold Contracts. Further, the special purpose subsidiary may be prohibited from releasing the excess cash to the Company if the credit performance of the sold Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of sold Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations. See "-- Securitization and Sale of Contracts," "-- The Servicing Agreements," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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


MARKETING


The Company directs its marketing efforts to Dealers, rather than to consumers. As of December 31, 2002, the Company was a party to its standard form dealer agreements ("Dealer Agreements") with over 3,000 Dealers. Approximately 95% of these Dealers are franchised new car dealers that sell both new and used cars and the remainder are independent used car dealers. For the year ended December 31, 2002, approximately 88% of the Contracts purchased by the Company consisted of financing for used cars and the remaining 12% for new cars, as compared to 87% used and 13% new in the year ended December 31, 2001.


The Company establishes relationships with Dealers through Company representatives who contact a prospective Dealer to explain the Company's Contract purchase programs, and who thereafter provide Dealer training and support services. As of December 31, 2002, the Company had 40 representatives, 39 of whom were employees and one of whom was independent. The representatives are contractually obligated to represent the Company's financing program exclusively. The Company's representatives present the Dealer with a marketing package, which includes the Company's promotional material containing the terms offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement, examples of monthly reports, and required documentation relating to Contracts. Marketing representatives have no authority relating to the decision to purchase Contracts from Dealers.


Most of the Dealers under contract with CPS regularly submit Contracts to the Company for purchase, although they are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the year ended December 31, 2002, no Dealer accounted for more than 1% of the total number of Contracts purchased by the Company. The following table sets forth the geographical sources of the Contracts purchased by the Company (based on the addresses of the customers as stated on the Company's records) during the years ended December 31, 2002 and 2001. Contracts purchased by the MFN Companies are not included in the table as MFN Contract purchases were terminated shortly after the MFN Merger. All Contracts are acquired from Dealers located within the United States.

                                                          CONTRACTS PURCHASED DURING THE YEAR ENDED
                                                          -----------------------------------------
                                                       DECEMBER 31, 2002             DECEMBER 31, 2001
                                                       -----------------             -----------------
                                                     NUMBER       PERCENT (1)      NUMBER       PERCENT (1)
                                                     ------       -----------      ------       -----------
        Texas................................         3,313          10.3%          5,811          12.7%
        Illinois.............................         2,274           7.1           2,529           5.5
        California...........................         2,111           6.5           3,229           7.0
        North Carolina.......................         1,979           6.1           3,128           6.8
        Georgia..............................         1,831           5.7           2,933           6.4
        Michigan.............................         1,776           5.5           2,338           5.1
        Ohio.................................         1,733           5.4           1,801           3.9
        Louisiana............................         1,680           5.2           3,288           7.2
        Pennsylvania.........................         1,539           4.8           1,752           3.8
        Florida..............................         1,453           4.5           2,426           5.3
        Kentucky.............................         1,449           4.5           1,282           2.8
        Alabama..............................         1,288           4.0           2,118           4.6
        New York.............................         1,215           3.8           1,657           3.6
        Other States.........................         8,614          26.7          11,579          25.2
                                                    --------         -----        --------         -----

        Total................................        32,255         100.0%         45,871         100.0%
                                                    ========       =======        ========       =======
        ------------
         (1) Amounts may not total 100% due to rounding.


ORIGINATION OF CONTRACTS


DEALER ORIGINATION


When a retail automobile buyer elects to obtain financing from a Dealer, the Dealer takes a credit application to submit to its financing sources. Typically, a Dealer will submit the buyer's application to more than one financing source for review. The Company believes the Dealer's decision to finance the automobile purchase with the Company, rather than other financing sources, is based primarily on the monthly payment that will be offered to the automobile buyer, the purchase price offered for the Contract, the timeliness, consistency and predictability of response, the cash resources of the financing source, and any conditions to purchase.


Upon receipt of information from a Dealer, the Company's administrative personnel order a credit report to document the buyer's credit history. If, upon review by a Company credit analyst, it is determined that the Contract meets the Company's underwriting criteria, or would meet such criteria with modification, the Company requests and reviews further information and supporting documentation and, ultimately, decides whether to purchase the Contract. When presented with an application, the Company attempts to notify the Dealer within two hours as to whether it would purchase the related Contract.


The actual agreement for purchase of the vehicle ("Contract") is prepared by the Dealer. The Dealer also arranges for recording the Company's lien on the vehicle. After the appropriate documents are signed by the Dealer and the customer, the Dealer sells the Contract to the Company. During 2001 and the first quarter of 2002 the Company immediately sold most of the Contracts that it purchased, and held the remainder for its own account. See "--Flow Purchase Program." The customer thereafter receives monthly billing statements.


The Company purchases Contracts from Dealers at a price generally equal to the total amount financed under the Contracts, adjusted for an acquisition fee, which varies based on the perceived credit risk and, in some cases, the interest rate on the Contract. For the years ended December 31, 2002, 2001 and 2000, the average fee charged per Contract purchased was $313, $355 and $469, respectively, or 2.2%, 2.4% and 3.2%, respectively, of the amount financed. The Company also purchases certain Contracts for a premium over the amount financed. The Company is willing to pay a premium when it estimates the credit risk to be low, compared to that of other Contracts that it purchases. During 2002, 2001 and 2000, respectively, the Company purchased 9,971, 9,962 and 2,104 of these Contracts, representing approximately 30.9%, 21.7% and 5.1% of all Contracts purchased. The average premium paid to Dealers on these Contracts was $435, $172 and $595, respectively.


The Company attempts to control misrepresentation regarding the customer's credit worthiness by carefully screening the Contracts it purchases, by establishing and maintaining professional business relationships with Dealers, and by including certain representations and warranties by the Dealer in the Dealer Agreement. Pursuant to the Dealer Agreement, the Company may require the Dealer to repurchase any Contract in the event that the Dealer breaches its representations or warranties. There can be no assurance, however, that any Dealer will have the willingness or the financial resources to satisfy its repurchase obligations to the Company.


OBJECTIVE CONTRACT PURCHASE CRITERIA


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


The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Sub-Prime Customers and the adequacy of the financed vehicle as security for a Contract. These criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the Contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability; and other factors. Specifically, the Company's guidelines limit the maximum principal amount of a purchased Contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. The Company does not finance vehicles that are more than seven model years old or have in excess of 85,000 miles. Under most CPS programs, the maximum term of a purchased Contract is 72 months; a shorter maximum term may be applied based on the year and mileage of the vehicle, and Contracts with the maximum term of 72 months may be purchased if the customer is among the more creditworthy of CPS's obligors and the vehicle is not more than two model years old and has less than 25,000 miles. Contract purchase criteria are subject to change from time to time as circumstances may warrant. Upon receiving this information with the customer's application, the Company's underwriters verify the customer's employment, residency, insurance and credit information provided by the customer by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, prior to purchasing a Contract, CPS contacts each customer by telephone to confirm that the Customer understands and agrees to the terms of the related Contract.


CREDIT SCORING. The Company uses a proprietary scoring model to assign to each Contract a "credit score" at the time the application is received from the Dealer and the customer's credit information is retrieved from the credit reporting agencies. The credit score is based on a variety of parameters, such as the customer's employment and residence stability, the amount of the down payment, and the age and mileage of the vehicle. The Company has developed the credit score as a means of improving its allocation of credit evaluation resources, and managing the risk inherent in the sub-prime market.


CHARACTERISTICS OF CONTRACTS. All of the Contracts purchased by the Company are fully amortizing and provide for level payments over the term of the Contract. The average original principal amount financed under Contracts purchased in the year ended December 31, 2002 was approximately $14,362, with an average original term of approximately 60.2 months and an average down payment amount of 12.5%. Based on information contained in customer applications, for this twelve-month period, the retail purchase price of the related automobiles averaged $14,585 (which excludes tax and license fees, and any additional costs such as a maintenance contract), the average age of the vehicle at the time the Contract was purchased was 2 years, and the Company's customers averaged approximately 37 years of age, with approximately $36,036 in average annual household income and an average of 4.8 years' history with his or her current employer.


All Contracts may be prepaid at any time without penalty. In the event a customer elects to prepay a Contract in full, the payoff amount is calculated by deducting the unearned income from the Contract balance, in the case of a pre-computed Contract, or by adding accrued interest to the Contract balance, in the case of a simple interest Contract.


Each Contract purchased by the Company prohibits the sale or transfer of the financed vehicle without the Company's consent and allows for the acceleration of the maturity of a Contract upon a sale or transfer without such consent. The Company generally does not consent to a sale or transfer of a financed vehicle unless the related Contract is prepaid in full.


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


SERVICING OF CONTRACTS


GENERAL. The Company's servicing activities consist of collecting, accounting for and posting of all payments received; responding to customer inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; investigating delinquencies; communicating with the customer to obtain timely payments; repossessing and liquidating the collateral when necessary; and generally monitoring each Contract and the related collateral.

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


With the aid of its high-penetration automatic dialer, as well as manual efforts made by collection staff, the Company typically attempts to make telephonic contact with delinquent customers on the sixth day after their monthly payment due date. Using coded instructions from a collection supervisor, the automatic dialer will attempt to contact customers based on their physical location, state of delinquency, size of balance or other parameters. If the automatic dialer obtains a "no-answer" or a busy signal, it records the attempt on the customer's record and moves on to the next call. If a live voice answers the automatic dialer's call, the call is transferred to a waiting collector at the same time that the customer's pertinent information is simultaneously displayed on the collector's workstation. The collector then inquires of the customer the reason for the delinquency and when the Company can expect to receive the payment. The collector will attempt to get the customer to make a promise for the delinquent payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to the queue for subsequent contacts.


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


If CPS elects to repossess the vehicle, it assigns the task to an independent local repossession service. Such services are licensed and/or bonded as required by law. When the vehicle is recovered, the repossessor delivers it to a wholesale auto auction, where it is kept until sold. The Uniform Commercial Code ("UCC") and other state laws regulate repossession sales by requiring that the secured party provide the customer with reasonable notice of the date, time and place of any public sale of the collateral, the date after which any private sale of the collateral may be held and of the customer's right to redeem the financed vehicle prior to any such sale and by providing that any such sale be conducted in a commercially reasonable manner. Financed vehicles that have been repossessed are generally resold by the Company through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the Contract. Such proceeds usually are insufficient to pay the customer's obligation in full, resulting in a deficiency.


Under the UCC and other laws applicable in most states, a creditor is entitled to obtain a judgment against a customer for such a deficiency. However, some states impose prohibitions or limitations on deficiency judgments. When obtained, deficiency judgments are entered against defaulting individuals who may have little capital or income. Therefore, in many cases, it may not be useful to seek a deficiency judgment against a customer or, if one is obtained, it may be settled at a significant discount.

CREDIT EXPERIENCE


The Company's financial results are dependent on the performance of the Contracts in which it retains an ownership interest. The tables below document the delinquency, repossession and net credit loss experience of all Contracts that the Company was servicing as of the respective dates shown. Credit experience for CPS and MFN (since the Merger Date) is shown on both a combined and individual basis in the tables below.


                                          DELINQUENCY EXPERIENCE (1)

                                             CPS AND MFN COMBINED

                                         DECEMBER 31, 2002          DECEMBER 31, 2001       DECEMBER 31, 2000
                                    -------------------------  -------------------------  ----------------------
                                      NUMBER OF                  NUMBER OF                  NUMBER OF
                                      CONTRACTS     AMOUNT       CONTRACTS     AMOUNT       CONTRACTS     AMOUNT
                                      ---------     ------       ---------     ------       ---------     ------
                                                                  (DOLLARS IN THOUSANDS)
Gross servicing portfolio (1)...       86,940      $616,519       44,080      $288,756       60,178      $427,734
Period of delinquency (2)
31-60 days......................        3,658        18,388        2,149        12,409        2,319        16,778
61-90 days......................        1,541         6,595          721         4,018          683         4,983
91+ days........................          825         3,422          552         3,488          418         3,148
                                       -------     ---------      -------     ---------      -------     ---------
Total delinquencies (2).........        6,024        28,405        3,422        19,915        3,420        24,909
Amount in repossession (3)......        1,402        10,835          787         5,757        1,106         8,302
                                       -------     ---------      -------     ---------      -------     ---------
Total delinquencies and amount in
repossession (2)................        7,426      $ 39,240        4,209      $ 25,672        4,526      $ 33,211
                                       =======     =========      =======     =========      =======     =========
Delinquencies as a percentage of
gross servicing portfolio.......          6.9%         4.6%          7.8%          6.9%         5.7%          5.8%

Total delinquencies and amount in
repossession as a percentage of
gross servicing portfolio.......          8.5%          6.4%         9.6%          8.9%         7.5%          7.8%


                                                      CPS

                                         DECEMBER 31, 2002          DECEMBER 31, 2001        DECEMBER 31, 2000
                                    -------------------------  -------------------------  -----------------------
                                      NUMBER OF                  NUMBER OF                  NUMBER OF
                                      CONTRACTS     AMOUNT       CONTRACTS     AMOUNT       CONTRACTS     AMOUNT
                                      ---------     ------       ---------     ------       ---------     ------
                                                                (DOLLARS IN THOUSANDS)
Gross servicing portfolio (1)...       43,244      $394,845       44,080      $288,756       60,178      $427,734
Period of delinquency (2)
31-60 days......................        1,734        10,738        2,149        12,409        2,319        16,778
61-90 days......................          643         3,619          721         4,018          683         4,983
91+ days........................          282         1,508          552         3,488          418         3,148
                                       -------     ---------      -------     ---------      -------     ---------
Total delinquencies (2).........        2,659        15,865        3,422        19,915        3,420        24,909
Amount in repossession (3)......          654         6,305          787         5,757        1,106         8,302
                                       -------     ---------      -------     ---------      -------     ---------
Total delinquencies and amount in
repossession (2)................        3,313      $ 22,170        4,209      $ 25,672        4,526      $ 33,211
                                       =======     =========      =======     =========      =======     =========

Delinquencies as a percentage of
gross servicing portfolio.......          6.2%          4.0%         7.8%          6.9%         5.7%          5.8%


Total delinquencies and amount in
repossession as a percentage of
gross servicing portfolio.......          7.7%          5.6%         9.6%          8.9%         7.5%          7.8%


                                       MFN

                                                          DECEMBER 31, 2002
                                                          -----------------
                                                      NUMBER OF
                                                      CONTRACTS        AMOUNT
                                                      ---------        ------
                                                        (DOLLARS IN THOUSANDS)
Gross servicing portfolio (1)...............           43,696          $221,674
Period of delinquency (2)
31-60 days .................................            1,924             7,650
61-90 days .................................              898             2,976
91+ days ...................................              543             1,914
                                                     ---------         ---------
Total delinquencies (2).....................            3,365            12,540
Amount in repossession (3)..................              748             4,530
                                                     ---------         ---------
Total delinquencies and amount in
repossession (2)............................            4,113          $ 17,070
                                                     =========         =========
Delinquencies as a percentage of
gross servicing portfolio ..................              7.7%              5.7%

Total delinquencies and amount in
repossession as a percentage of
gross servicing portfolio ..................              9.4%              7.7%

------------
(1) All amounts and percentages are based on the amount remaining to be repaid on each Contract, including, for pre-computed Contracts, any unearned interest. The information in the table represents the gross principal amount of all Contracts purchased by the Company on an other than flow basis, including Contracts subsequently sold by the Company in securitization transactions that it continues to service.
(2) The Company considers a Contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the Servicing Agreements. The period of delinquency is based on the number of days payments are contractually past due. Contracts less than 31 days delinquent are not included.
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.


NET CHARGE-OFF EXPERIENCE (1)

                              CPS AND MFN COMBINED

                                                                               YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                          2002            2001          2000
                                                                      ------------    ------------  ------------
                                                                                  (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding............................   $   524,286     $   341,498   $   578,200
Net charge-offs as a percentage of average servicing
portfolio (2) (3) (4)..............................................           8.6%            6.2%         11.2%



                                       CPS

                                                                      YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------
                                                                 2002            2001          2000
                                                             ------------    ------------  ------------
                                                                         (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding...................   $   291,863     $   341,498   $   578,200
Net charge-offs as a percentage of average servicing
portfolio (2) (4).........................................           5.0%            6.2%         11.2%



                                       MFN

                                                    YEAR ENDED DECEMBER 31, 2002
                                                    ----------------------------
                                                        (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding..................  $   278,908
Net charge-offs as a percentage of average servicing
portfolio (2)............................................         11.0%

------------
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each Contract, net of unearned income on pre-computed Contracts. The information in the table represents all Contracts serviced by the Company.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest).
(3) The fluctuation in net charge-offs as a percentage of the average servicing portfolio between 2002 and 2001 is primarily due to the addition of MFN Contracts, which are anticipated to charge off at rates greater than CPS Contracts.
(4) The fluctuation in net charge-offs between 2001 and 2000 is primarily due to the addition of Contracts held for the Company's own account, i.e., Contracts purchased on an other than flow basis, in 2001, compared to the year over year decrease in the Company's average servicing portfolio. During 2001, the Company added new Contracts to its servicing portfolio. Newer Contracts would be expected to have a lower percentage of charge-offs than more seasoned Contracts, which would be approaching their peak losses and related charge-offs. Additionally, the Company believes that the CPS Contracts originated during 2001 are of a higher credit quality than those originated in previous years.

FLOW PURCHASE PROGRAM


From May 1999 through the first quarter of 2002, the Company purchased Contracts primarily for immediate and outright resale to non-affiliated third parties. The Company sold such Contracts for a mark-up above what the Company paid the Dealer. In such sales, the Company made certain representations and warranties to the purchasers, normal in the industry, which related primarily to the legality of the sale of the underlying motor vehicle and to the validity of the security interest that conveyed to the purchaser. These representations and warranties were generally similar to the representations and warranties given by the originating Dealer to the Company. In the event of a breach of such representations or warranties, the Company might incur liabilities in favor of the purchaser(s) of the Contracts and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s).


One of the two flow purchasers ceased to purchase Contracts in December 2001, and the other ceased to purchase in May 2002. The flow purchase program accordingly ended at that time.

SECURITIZATION AND SALE OF CONTRACTS


The Company purchases Contracts resale in securitization transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 1 of Notes to Consolidated Financial Statements. The Company funds such purchases mostly with proceeds from two warehouse lines of credit. These warehouse lines of credit include a $125 million floating rate variable funding note facility, and a $75 million floating rate variable funding note facility. These facilities are independent of each other, and are funded and insured by different institutions. Approximately 73.0% and 72.5%, respectively, of the principal balance of Contracts may be advanced to the Company under these facilities, subject to collateral tests and certain other conditions and covenants.


Sales of Contracts to the facility-related special purpose subsidiaries are treated as ongoing securitization sales. The lenders under those facilities have the option to require a term securitization of the Contracts sold into the warehouse facilities. Such options were exercised three times in 2002, resulting in sales of Contracts in term securitization transactions conducted in March, August and December 2002.


In a securitization sale, the Company is required to make certain representations and warranties, which are generally similar to the representations and warranties made by Dealers in connection with the Company's purchase of the Contracts. If the Company breaches any of its representations or warranties to a purchaser of the Contracts, the Company will be obligated to repurchase the Contract from such purchaser at a price equal to such purchaser's purchase price less the related cash securitization reserve and any payments received by such purchaser on the Contract. The Company may then be entitled under the terms of its Dealer Agreement to require the selling Dealer to repurchase the Contract at a price equal to the Company's purchase price, less any principal payments made by the customer. Subject to any recourse against Dealers, the Company will bear the risk of loss on repossession and resale of vehicles under Contracts repurchased by it.


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


THE SERVICING AGREEMENTS


The Company currently services all Contracts that it owns, as well as those Contracts included in portfolios that it has sold to securitization Trusts. The Company does not service Contracts that were sold in its flow purchase program. Pursuant to the Company's usual form of servicing agreement (the Company's servicing agreements with purchasers of portfolios of Contracts are collectively referred to as the "Servicing Agreements"), CPS is obligated to service all

Contracts sold to the Trusts in accordance with the Company's standard procedures. The Servicing Agreements generally provide that the Company will bear all costs and expenses incurred in connection with the management, administration and collection of the Contracts serviced. The Servicing Agreements also provide that the Company will take all actions necessary or reasonably requested by the investor to maintain perfection and priority of the Trust's security interest in the financed vehicles.


The Company is entitled under most of the Servicing Agreements to receive a base monthly servicing fee of 2.5% per annum (5.0% per annum pursuant to the MFN Securitization Agreements) computed as a percentage of the declining outstanding principal balance of the non-defaulted Contracts in the portfolio. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the Trust receives the paid principal reduction of the Contracts in its portfolios and interest thereon at the fixed rate that was agreed when the Contracts were sold to the Trust. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-offs, the shortfall is satisfied from the "Spread Account" established in connection with the sale of the portfolio. The "Spread Account" is an account established at the time the Company sells a portfolio of Contracts, to provide security to the Note Insurers, as defined below. If collections on the Contracts exceed such amounts, the excess is utilized, first, to build up or replenish the Spread Account to the extent required, next, to cover deficiencies in Spread Accounts for other portfolios, and the balance, if any, constitutes excess cash flows, which are distributed to the Company.


Pursuant to the Servicing Agreements, the Company is generally required to charge off the balance of any Contract by the earlier of the end of the month in which the Contract becomes four scheduled installments past due or, in the case of repossessions, the month that the proceeds from the liquidation of the financed vehicle are received by the Company or if the vehicle has been in repossession inventory for more than 90 days. In the case of a repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted Contract and the net repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay to the holders ("Investors") of interests in the Trust the entire principal balance of Contracts charged off during the month, the trustee draws on the related Spread Account to pay the Investors. The amount drawn would then have to be restored to the Spread Account from future collections on the Contracts remaining in the portfolio before the Company would again be entitled to receive excess cash. In addition, the Company would not be entitled to receive any further monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts and after any recourse to any insurer guarantees backing the Notes, as defined below, the Investors bear the risk of all charge-offs on the Contracts in excess of the Spread Account. The Investors' rights with respect to distributions from the Trusts are senior to the Company's rights. Accordingly, variation in performance of pools of Contracts affects the Company's ultimate realization of value derived from such Contracts.


The Servicing Agreements are terminable by the insurers of certain of the Trust's obligations in the event of certain defaults by the Company and under certain other circumstances. Were either of the Note Insurers in the future to exercise its option to terminate the Servicing Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. The Company continues to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Servicing Agreements.


COMPETITION


The automobile financing business is highly competitive. The Company competes with a number of national, regional and local finance companies with operations similar to those of the Company. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation, Ford Motor Credit Corporation, Chrysler Financial Corporation and Nissan Motors Acceptance Corporation. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital in relation to the availability and cost of capital to its competitors. The Company's competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources that may be unavailable to the Company. Many of these companies also have long-standing relationships with Dealers and may provide other financing to Dealers, including floor plan financing for the Dealers' purchase of automobiles from manufacturers, which is not offered by the Company.


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

EMPLOYEES


As of December 31, 2002, the Company had 638 full-time and 5 part-time employees, of whom 8 are senior management personnel, 388 are collections personnel, 103 are Contract origination personnel, 50 are marketing personnel (39 of whom are marketing representatives), 69 are operations and systems personnel, and 25 are administrative personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.


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


The remaining four regional servicing centers occupy a total of approximately 49,000 square feet of leased space in Orlando, Florida; Atlanta, Georgia; Hinsdale, Illinois and Cleveland, Ohio. The termination dates of such leases range from 2007 to 2008.


See Notes 2 and 14 of Notes to Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS


On May 12, 2000, Jon L. Kunert and Penny Kunert commenced a lawsuit against an automobile dealer, the Company and in excess of 20 other defendants in the Superior Court of California, Los Angeles County. The defendants other than the automobile dealer appear to be various entities ("finance defendants") that may have purchased retail installment contracts from that dealer. The lawsuit alleges that the various finance defendants conspired with the automobile dealer defendant to conceal from motor vehicle purchasers the full cost of credit applicable to their purchases, and seeks a refund of the concealed excess cost. The court subsequently ordered the plaintiffs to file separate lawsuits against each finance defendant. Such a substitute lawsuit was filed against the Company by Angela Hicks, on March 8, 2001. The lawsuits were dismissed with prejudice in September 2001. The dismissal is currently on appeal.


On November 15, 2000, Denice and Gary Lang commenced a lawsuit against the Company in South Carolina Common Pleas Court, Beaufort County, alleging that they, and a purported nationwide class, were harmed by an alleged failure to refer, in the notice given after repossession of their vehicle, of the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. They seek damages in an unspecified amount.


On July 23, 1997, Elaine McLean commenced a lawsuit in the 134th District Court, Dallas County, Texas against a subsidiary of MFN in the state of Texas alleging deceptive practices related to various loans and the related purchase and sale of insurance. The lawsuit seeks damages in an unspecified amount.

In 2001, the district court denied McLean's motion for class certification. Later that same year, the appellate court denied McLean's appeal of the district court ruling. The appellate court's denial is itself currently on appeal.


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


In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against the Company in a separate action, which is now pending in federal district court in Rhode Island. The Company has filed counterclaims in the Rhode Island federal court against Mr. Pardee. The Company plans to defend this matter and pursue its counterclaims vigorously.


In February 2002, the Company entered into a Term Sheet with Stanwich, the plaintiffs in the Stanwich Case and others, which provides for the Company's release upon its repayment of the amounts concededly owed to Stanwich, all of which amounts have been recorded in the Company's financial statements as indebtedness.


In February 2003, a court-sponsored mediation resulted in an agreement in principle to settle the Stanwich Case (other than with respect to defendant Pardee). The Company believes that the plaintiff's allegations and the cross-claims brought by other defendants referenced above will be dismissed upon final execution of such settlement.


MISSISSIPPI LITIGATION. On September 26, 2001, Maggie Chandler, Bobbie Mike and Mary Ann Benford each commenced a lawsuit against subsidiaries of MFN in the state of Mississippi. Chandler filed in Mississippi state court, county of Leflore. Mike filed in Mississippi state court, county of Humphreys. Benford filed in Mississippi state court, county of Holmes. Plaintiffs in all three cases allege deceptive practices related to various loans and the related purchase and sale of insurance, and seek unspecified damages. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously.


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


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding the Company's executive officers follows:

CHARLES E. BRADLEY, JR., 43, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm.


WILLIAM L. BRUMMUND, JR., 50, has been Senior Vice President - Operations since March 1991. From 1986 to March 1991, Mr. Brummund was Vice President and Systems Administrator for Far Western Bank, Tustin, California.


NICHOLAS P. BROCKMAN, 58, has been Senior Vice President - Asset Recovery & Liquidation since January 1996. He was Senior Vice President of Contract Originations from April 1991 to January 1996. From 1986 to March 1991, Mr. Brockman served as a Vice President and Branch Manager of Far Western Bank.


CURTIS K. POWELL, 46, has been Senior Vice President - Contract Origination since June 2001. Previously, he was the Company's Senior Vice President - Marketing, from April 1995. He joined the Company in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.


MARK A. CREATURA, 43, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.


DAVID N. KENNEALLY, 40, has been Senior Vice President - Finance since July 2001. Previously, he was Chief Financial Officer of LoanGenie.com, Inc. from May 2000 to July 2001, and prior to that he served as Vice President - Financial Reporting of Fidelity National Financial, Inc., from January 1994 through May 2000. From August 1992 through January 1994, Mr. Kenneally was Assistant Vice President and Controller of Pacific States Casualty Company. Mr. Kenneally began his professional career with KPMG LLP, leaving as a Senior Manager in July 1992.


ROD RIFAI, 36, has been Senior Vice President - Marketing since July 2001. Previously, Mr. Rifai had served as the Company's Regional Vice President of Marketing for the Southeast region, since December 1998, and as a marketing representative from June 1997 to December 1998. Previous to that time Mr. Rifai had been in the retail automobile sales and leasing business in various management capacities for over ten years.


ROBERT E. RIEDL, 39, has been Senior Vice President - Risk Management since January 2003. Mr. Riedl was a Principal at Northwest Capital Appreciation, a middle market private equity firm, from 1999 to 2002. Mr. Riedl was an investment banker for ContiFinancial Services Corporation from 1995 until joining Northwest Capital Appreciation.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock is traded on the Nasdaq National Market System, under the symbol "CPSS." The following table sets forth the high and low sales prices reported by Nasdaq for the Common Stock for the periods shown.

                                                                 HIGH       LOW
                                                                 ----       ---
January 1 - March 31, 2001....................................  $1.969    $1.438
April 1 - June 30, 2001.......................................   1.950     1.375
July 1 - September 30, 2001...................................   1.840     1.220
October 1 - December 31, 2001.................................   2.138     1.150
January 1 - March 31, 2002....................................   2.000     1.110
April 1 - June 30, 2002.......................................   3.250     1.750
July 1 - September 30, 2002...................................   2.650     1.410
October 1 - December 31, 2002.................................   2.290     1.550


As of March 25, 2003, there were 84 holders of record of the Company's Common Stock. To date, the Company has not declared or paid any dividends on its Common Stock. The payment of future dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's income, its capital requirements and financial condition, and other relevant factors. The instruments governing the Company's outstanding debt place certain restrictions on the payment of dividends. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain any income for use in the Company's operations.


The table below presents information regarding outstanding options to purchase the Company's Common Stock.

                                                                                             Number of securities
                                                                                           remaining available for
                                 Number of securities to    Weighted-average exercise    future issuance under equity
                                 be issued upon exercise       price of outstanding     compensation plans (excluding
                                 of outstanding options,      options, warrants and        securities reflected in
        Plan category              warrants and rights                rights                     column (a))
------------------------------- --------------------------- --------------------------- -------------------------------
                                                                DECEMBER 31, 2002
------------------------------- --------------------------- --------------------------- -------------------------------
                                           (a)                         (b)                          (c)
------------------------------- --------------------------- --------------------------- -------------------------------
  Equity compensation plans
 approved by security holders           4,027,599                    $1.64                           -0-
------------------------------- --------------------------- --------------------------- -------------------------------
Equity compensation plans not
 approved by security holders              None                        N/A                           N/A
------------------------------- --------------------------- --------------------------- -------------------------------
            Total                       4,027,599                    $1.64                           -0-
------------------------------- --------------------------- --------------------------- -------------------------------

Included in the table above as being pursuant to equity compensation plans approved by security holders are 1,589,200 options the Company has conditionally granted, subject to shareholder approval of an increase in the number of shares available for grant under its 1997 Long-Term Incentive Plan. All of such options have an exercise price of $1.50 per share. Until and unless such shareholder approval is gained, these options are not outstanding or exercisable. Excluding such options, there would be 2,438,399 shares to be issued upon exercise of outstanding options, the weighted average exercise price per share would be $1.56, and there would be 620,851 options available for future issuance.

ITEM 6. SELECTED FINANCIAL DATA
                                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                          2002         2001       2000 (1)     1999 (1)       1998
                                                      -----------  -----------  -----------   -----------  ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Gain (loss) on sale of Contracts, net.............    $   16,444   $   32,765   $    16,234   $  (14,844)  $   58,306
Interest income...................................        48,644       17,205         3,480        3,032       41,841
Servicing fees....................................        14,621       10,666        15,848       27,761       25,156
Total revenue.....................................        91,952       62,005        35,951       14,805      126,280
Operating expenses................................        91,890       61,685        68,354       86,968       81,960
Income (loss) before extraordinary item...........         2,996          320       (22,147)     (44,532)      25,703
Extraordinary item (2) ...........................        17,412           --            --           --           --
Net income (loss) ................................        20,408          320       (22,147)     (44,532)      25,703
Basic income (loss) per share before ex. item.....          0.15         0.02         (1.10)       (2.38)        1.67
Diluted income (loss) per share before ex. item...          0.14         0.02         (1.10)       (2.38)        1.50
Basic income (loss) per share.....................          1.03         0.02         (1.10)       (2.38)        1.67
Diluted income (loss) per share...................          0.97         0.02         (1.10)       (2.38)        1.50


                                                                               DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                          2002         2001        2000           1999        1998
                                                      -----------  -----------  -----------   -----------  ----------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and restricted cash..........................    $    51,859  $    13,924   $   24,315  $     3,324  $     3,559
Finance receivables, net..........................         84,592           --       18,830        2,421      165,582
Residual interest in securitizations..............        127,170      106,103       99,199      172,530      217,848
Total assets......................................        285,448      151,204      175,694      220,314      431,962
Term debt.........................................        175,942       82,555      102,614      119,173      274,546
Total liabilities.................................        202,874       89,518      113,572      135,877      312,881
Total shareholders' equity........................         82,574       61,686       62,122       84,437      119,081


------------
(1) Beginning with the year ended December 31, 1999 and through December 31, 2000, the Company did not sell any Contracts in securitization transactions due to then existing market conditions.
(2) On March 8, 2002, CPS acquired 100% of MFN Financial Corporation and subsidiaries, resulting in the recognition of $17.4 million of negative goodwill as an extraordinary gain, which is reflected in the Company's 2002 Consolidated Statement of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analysis of the financial condition of the Company should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and the Notes thereto and the other financial data included elsewhere in this report. The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the year ended December 31, 2002 include the results of operations of MFN Financial Corporation for the period subsequent to March 8, 2002, the Merger date, through December 31, 2002. See Note 2 of Notes to Consolidated Financial Statements.


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


On March 8, 2002, the Company acquired 100% of MFN Financial Corporation, a Delaware corporation ("MFN") and its subsidiaries, by the merger (the "Merger") of CPS Mergersub, Inc., a Delaware corporation ("Mergersub") and a direct wholly owned subsidiary of CPS, with and into MFN. In the Merger, MFN became a wholly owned subsidiary of CPS. The Company thus acquired the assets of MFN, consisting principally of interests in automobile installment sales finance Contracts and the facilities for originating and servicing such Contracts. The Merger was accounted for as a purchase. MFN, through its primary operating subsidiary, Mercury Finance Company LLC, was engaged in business substantially similar to that of the Company: purchasing automobile installment sales finance Contracts from Dealers, and securitizing and servicing such Contracts.


The Company historically has generated revenue primarily from the gains recognized on the sale or securitization of its Contracts, servicing fees earned on Contracts sold, and interest earned on Residuals, as defined below, and on finance receivables. In the years ended December 31, 1999 and 2000, the Company did not sell any Contracts in securitization transactions, and therefore recognized no gains on sale from securitization transactions. All sales of Contracts during 1999 were on a servicing released basis, either in the form of bulk sales of Contracts being held by the Company for sale, or as part of a flow through agreement with a third party for which the Company earned fees on a per Contract basis, also known as "the flow purchase program" or "purchases made on a flow basis." During the year ended December 31, 2000, the Company entered into another flow through agreement and proceeded to sell nearly all of the Contracts purchased during the year to one or the other third party, for a mark-up above what the Company paid the Dealer. The Company recorded a loss of $22.7 million related to bulk sales in 1999. There were no bulk sales during 2000 or 2001. As a result of the Company's flow through sales during the years ended December 31, 2002, 2001 and 2000, the Company recognized gain on sale of Contracts of $5.7 million, $16.6 million and $18.4 million, respectively. One of the two flow purchasers ceased to purchase Contracts in December 2001, and the other has in May 2002. The flow purchase program accordingly ended at that time.

The Company's securitization structure has generally been as follows:


The Company sells a portfolio of Contracts to a wholly owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to an owner trust ("Trust"). The Trust is a qualifying special purpose entity as defined in Statement of Financial Accounting Standards No. 140 ("SFAS 140"), and is therefore not consolidated in the Company's Consolidated Financial Statements. The Trust issues interest-bearing asset-backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (the "Note Insurers"). In addition, the Company provides a credit enhancement for the benefit of the Note Insurers and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Notes, or both. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Notes. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.


The Company's continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 72.5% to 73% of the aggregate principal balance of the Contracts (that is, up to 27.5% over-collateralization), and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's Consolidated Financial Statements.


Upon each sale of Contracts in a securitization, whether a term securitization or a continuous securitization, the Company removes from its Consolidated Balance Sheet the Contracts held for sale and adds to its Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) over collateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.


The Company allocates its basis in the Contracts between the Notes and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Securitization Agreements primarily based on its estimate of the amount and timing of cash flows that it anticipates will be received from the repurchased receivables following exercise of the optional right. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective discount rate of approximately 14% per annum, which it believes is appropriate for the risks involved.


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


If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals, the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 20% to 23% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 13% to 18% cumulatively over the lives of the related Contracts, with recovery rates approximating 2% to 5% of the original principal balance.


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


The Noteholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Notes until the Noteholders are fully paid, and the Company is therefore at risk to that extent. See "Critical Accounting Policies."

CRITICAL ACCOUNTING POLICIES


The Company believes that its accounting policies related to (a) Allowance for Finance Credit Losses, (b) Residual Interest in Securitizations and Gain on Sale of Contracts and (c) Income Taxes could be considered critical. Such policies are described below.


(a) ALLOWANCE FOR FINANCE CREDIT LOSSES


In order to estimate an appropriate allowance for losses to be incurred on finance receivables, the Company uses a loss reserving methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for known and inherent losses in the finance receivable Contract portfolio. Provision for loss is charged to the Company's Consolidated Statement of Operations. Charge offs are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, the Company's level of provisioning and/or allowance may change as well.


(b) RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF CONTRACTS


Gain on sale may be recognized on the disposition of Contracts either outright or in securitization transactions. In its securitization transactions, a wholly owned subsidiary of the Company retains a residual interest in the Contracts that are sold. The Company's securitization transactions include "term" securitizations (purchaser holds the Contracts for substantially their entire term) and "continuous" securitizations (the Contracts sold may be put back to the Company, and subsequently replaced with other Contracts).


The residual interest in term securitizations and the residual interest in the Contracts sold continuously are reflected in the line item "residual interest in securitizations" on the Company's Consolidated Balance Sheet. In either case, the residual interest represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.


The key economic assumptions used in measuring all retained interests remaining as of December 31, 2002 and 2001 are included in the table below. The discount rate remained constant at 14%.



                                                     2002              2001
                                                --------------    --------------
Prepayment speed (Cumulative)................   19.8% - 22.9%     22.0% - 27.2%
Credit losses (Cumulative)...................   10.0% - 15.4%     12.0% - 17.5%

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:


                                                               DECEMBER 31, 2002
                                                               -----------------
                                                                  (DOLLARS IN
                                                                   THOUSANDS)

Carrying amount/fair value of residual interest in securitizations    $127,170
Weighted average life in years ...................................        3.90

Prepayment Speed Assumption (Cumulative) ......................... 19.8% - 22.9%
Estimated fair value assuming 10% adverse change .................    $126,647
Estimated fair value assuming 20% adverse change .................     126,144

Expected Credit Losses (Cumulative) .............................. 10.0% - 15.4%
Estimated fair value assuming 10% adverse change .................    $120,302
Estimated fair value assuming 20% adverse change .................     113,424

Residual Cash Flows Discount Rate (Annual) .......................        14.0%
Estimated fair value assuming 10% adverse change .................    $124,723
Estimated fair value assuming 20% adverse change .................     122,351


These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on 10% and 20% percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market rates may result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities.


(c) INCOME TAXES


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

In determining the possible realization of deferred tax assets, future taxable income from the following sources are considered: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.


See "Liquidity and Capital Resources" and Note 1 of Notes to Consolidated Financial Statements.


MFN FINANCIAL CORPORATION ACQUISITION


MFN, through its primary operating subsidiary, Mercury Finance Company LLC, was in the business of purchasing Contracts from Dealers, and securitizing and servicing such Contracts. CPS intends to continue to use the assets acquired in the Merger in the automobile finance business, but a portion of such assets have been disposed of. CPS has ceased to use the acquired assets for the purchase of Contracts, and does not anticipate recommencing such use. In connection with the termination of MFN origination activities and the integration and consolidation of other activities, the Company recognized as a liability its estimate of the costs to exit these activities and terminate the affected employees of MFN. The terminated activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. The estimated costs include the following:

                                                               MARCH 8,                 DECEMBER 31,
                                                                2002       ACTIVITY       2002 (2)
                                                                ----       --------       --------
                                 (IN THOUSANDS)
Severance payments and consulting contracts...........      $     3,215   $   (2,644)  $       571
Facilities closures (1)...............................            2,152         (157)        1,995
Termination of contracts, leases, services
       and other obligations..........................              597         (274)          323
Acquisition expenses accrued but unpaid...............              250         (199)           51
                                                            -----------   -----------  -----------
                Total liabilities assumed.............      $     6,214   $   (3,274)  $     2,940
                                                            ===========   ===========  ===========

------------
(1) Activity resulting in a net charge $157,000 includes charges against liability of $1.4 million, and the "reclassification" of an existing accrual for offices closed prior to the Merger Date of approximately $1.2 million.
(2) Approximately $2.9 million of remaining accrual is recorded in the Consolidated Balance Sheet of the Company at December 31, 2002. The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of MFN, and that amounts indicated above are reasonably allocated.


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


The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the year ended December 31, 2002 include the results of operations of MFN for the period subsequent to March 8, 2002, the Merger date.

The Company has recorded certain purchase accounting adjustments recorded on its Consolidated Balance Sheet, which are estimates based on available information. In addition, the Company's Consolidated Statement of Operations for the year ended December 31, 2002 includes an extraordinary gain related to the excess of net assets acquired over purchase price ("negative goodwill") totaling $17.4 million.


RESULTS OF OPERATIONS


THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001


REVENUE. During the year ended December 31, 2002, revenues increased $29.9 million, or 48.3%, compared to the year ended December 31, 2001. Net gain on sale of Contracts decreased by $16.3 million, from $32.8 million for the year ended December 31, 2001, to $16.4 million for the year ended December 31, 2002. The primary reason for the decrease in the gain on sale component of revenue is the termination of the Company's flow purchase program in May 2002, offset in part by an increase in the amount of Contracts securitized by the Company in 2002 compared to 2001. The Company securitized $281.2 million of Contracts during the year ended December 31, 2002, compared to $141.7 million during the year ended December 31, 2001. During the year ended December 31, 2002, the Company sold $181.1 million of Contracts on a flow basis compared to $537.9 million of Contracts in the year ended December 31, 2001.


Gain on sale of Contracts also includes the effect of fluctuations in the Company's estimate of the required provision for losses on certain CPS Contracts and recovery of losses on such Contracts. During 2001, recoveries exceeded the provision for losses; in 2002 the provision for losses was greater than recoveries. During 2002, the amount of Contracts for which the Company recorded a provision for Contract losses has increased, requiring the Company to provide for losses on such Contracts in an amount exceeding related recoveries. For the year ended December 31, 2002 the Company recorded a $2.6 million provision for Contract losses, compared to a reduction of the provision for Contract losses of $5.7 million for the year ended December 31, 2001. Also during 2002, as a result of revised Company estimates resulting from analyses of the current and historical performance of certain of the Company's securitized pools, the Company recorded a reduction to gain on sale of approximately $2.0 million.


Interest income increased $31.4 million to $48.6 million in the year ended December 31, 2002, from $17.2 million in the prior year. The increase in interest income is primarily due to the expansion of the Company's servicing portfolio, primarily as a result of the MFN Merger, as well as the addition of Contracts to the CPS portfolio and the related increase in the Company's residual interest in securitizations as a result of the increased level of securitizations. As of December 31, 2002, the servicing portfolio, net of unearned income on pre-computed Contracts, was $595.2 million, compared to $285.5 million as of December 31, 2001.


Servicing fees increased by $4.0 million, or 37.1%, to $14.6 million for the year ended December 31, 2002, from $10.7 million for the year ended December 31, 2001. Servicing fees are composed of base fees, which are payable at the rate of 2.5% per annum on the principal balance of the outstanding CPS Contracts (5.0% on MFN Contracts) in the related Trusts, plus any other fees collected by the Company, such as late fees and returned check fees. The increase in servicing fees is primarily due to the increase in the Company's servicing portfolio.


EXPENSES. During the year ended December 31, 2002, operating expenses increased by $30.2 million, or 49.0%, to $91.9 million, compared to the year ended December 31, 2001 operating expenses of $61.7 million. The Company's operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, macroeconomic factors such as interest rates, and mix of business between Contracts purchased on a flow basis and Contracts purchased on an other than flow basis. The overall increase in expenses is primarily attributable to the MFN Merger. Personnel costs increased $13.8 million, or 57.4%, to $37.8 million in 2002 from $24.0 million in 2001. Personnel costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding warrants and stock options, and are the Company's most significant operating expenses, representing approximately 41.1% of 2002 operating expenses. These costs generally fluctuate with the level of applications and Contracts processed and serviced, with the mix of revenue and with overall portfolio performance. Other material operating expenses include facilities expenses, telephone and other communication services, credit services, computer services (including personnel costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization.


In connection with the termination of MFN origination activities and the integration and consolidation of certain activities (see above), the Company has recognized certain liabilities related to the costs to exit these activities and terminate the affected employees of MFN. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. Such exit and termination costs have been charged against these liabilities and are not reflected in the Company's Consolidated Statement of Operations.


General and administrative expenses increased by $7.5 million, or 59.2%, and represented 21.9% of total operating expenses. The increase in general and administrative expenses is primarily due to the MFN Merger and an increase in costs associated with servicing the Company's expanded portfolio. Also included in 2002 general and administrative expenses is $669,000 related to the write off a related party receivable from CARSUSA, Inc. See Note 13 of Notes to Consolidated Financial Statements.


Interest expense increased by $9.6 million, or 66.9%, and represented 26.0% of total operating expenses. The increase is due to the interest expense resulting from the MFN acquisition, including interest expense related to acquisition debt and the interest expense related to the Notes Payable to Securitization Trust. See "Liquidity and Capital Resources."


Marketing expenses decreased by $1.6 million, or 25.0%, and represented 5.3% of total operating expenses. The decrease is primarily due to the decrease in Contracts purchased during the year ended December 31, 2002.


Occupancy expenses increased by $860,000, or 27.2%, and represented 4.4% of total operating expenses. The increase is primarily due to the addition of facilities acquired in the MFN Merger.


Depreciation and amortization expenses increased by $119,000, or 11.7%, and represented 1.2% of total operating expenses.


The results for the years ended December 31, 2002 and 2001, include net income of $116,732 and $161,710, respectively, from the Company's subsidiary CPS Leasing, Inc.


Income tax benefit of $2.9 million, including the elimination of the valuation allowance of $3.2 million, was recorded in the 2002 period pursuant to relevant tax statutes and regulations. The Company's provision for income taxes was zero for the year ended December 31, 2001.

THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000


REVENUE. During the year ended December 31, 2001, revenues increased $26.1 million, or 72.5%, compared to the year ended December 31, 2000. Net gain on sale of Contracts increased by $16.5 million, from $16.2 million for the year ended December 31, 2000, to $32.8 million for the year ended December 31, 2001. The primary reason for the increase in the gain on sale component of revenue is the Company's securitization of approximately $141.7 million of Contracts in the 2001 period, resulting in a gain on sale of Contracts of $9.2 million. The availability and structure of the Company's note purchase facility enabled it to execute securitization sales during 2001; no such sales occurred in the prior year. In addition, the Company completed a term securitization in September 2001. Substantially all of the proceeds from the September 2001 transaction were used to reduce amounts outstanding under the Company's floating rate variable note purchase facility. Additionally, gain on sale of Contracts includes the effect of fluctuations in the Company's estimate of the required provision for losses on Contracts and in recoveries of losses on Contracts. During 2001, recoveries exceeded the provision for losses; in 2000 the provision for losses was greater than recoveries. The Company makes recoveries on Contracts previously held on balance sheet or from pools for which the Company has exercised its optional right to repurchase receivables pursuant to the Securitization Agreements. The amount of Contracts for which the Company requires a provision for Contract losses has contracted, while the amount recovered increased. As such the Company is able to recover its provision for Contract losses. For the year ended December 31, 2001 the Company recorded a reduction of the provision for Contract losses of $5.7 million, compared to a charge of $1.8 million for the year ended December 31, 2000.


During the year ended December 31, 2001, the Company sold $537.9 million of Contracts on a flow basis compared to $600.4 million of Contracts in the year ended December 31, 2000. The Company's flow purchase program ended in May 2002.


Interest income increased $13.7 million to $17.2 million in the year ended December 31, 2001, from $3.5 million in the prior year. The increase in interest income is primarily due to the increase in residual interest income resulting from a change in the method residual interest income was calculated beginning in the second quarter of 2000. The increase in residual interest income is due to the Company refining its methodology of calculation of such interest income beginning with the three-month period ended June 30, 2000. The refined method is designed to accrete residual interest income on a level yield basis. The Company now uses an accretion rate that approximates the discount rate used to value the residual interest in securitizations, approximately 14% per annum. Prior to such period, the Company recognized residual interest income as the excess cash flows generated by the Trusts over the related obligations of the Trusts, net of any amortization of the related NIRs. This prior method of residual interest income recognition had approximated a level yield rate of residual interest income due to the continued addition of new securitizations. Since the Company had not securitized any Contracts since December 1998, this prior method would not have reflected the appropriate level yield and thus was refined during the second quarter of 2000. The effect of this refinement has been offset, in part, by the contraction of the Company's servicing portfolio.


Servicing fees decreased by $5.2 million, or 32.7%, to $10.7 million for the year ended December 31, 2001, from $15.8 million for the year ended December 31, 2000. Servicing fees are composed of base fees, which are payable at the rate of 2% to 2.5% per annum on the principal balance of the outstanding Contracts in the related Trusts, plus any other fees collected by the Company, such as late fees and returned check fees. The decrease in servicing fees is primarily due to the decrease in the Company's servicing portfolio. As of December 31, 2001, the servicing portfolio, net of unearned income on pre-computed Contracts, was $285.5 million, compared to $411.9 million as of December 31, 2000.

EXPENSES. During the year ended December 31, 2001, operating expenses decreased by $6.7 million, or 9.8%, compared to the year ended December 31, 2000. Personnel costs were effectively flat year over year, decreasing $640,000, or 2.6%, to $24.0 million in 2001 from $24.6 million in 2000. Personnel costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding warrants and stock options, and are the Company's most significant operating expenses, representing approximately 38.9% of total operating expenses. These costs generally fluctuate with the level of applications and Contracts processed and serviced, with the mix of revenue and with overall portfolio performance. Other material operating expenses include facilities expenses, telephone and other communication services, credit services, computer services (including personnel costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization. General and administrative expenses decreased by $3.1 million, or 19.8%, and represented 20.5% of total operating expenses. The decrease in general and administrative expenses is primarily due to the decrease in costs associated with servicing the Company's diminished portfolio.


Interest expense decreased by $2.9 million, or 16.9%, and represented 23.2% of total operating expenses. The decrease in interest expense is primarily due to the reductions in non-warehouse indebtedness from the prior year. See "Liquidity and Capital Resources."


Marketing expenses increased by $399,000, or 6.5%, and represented 10.6% of total operating expenses. The increase is primarily due to the increase in Contracts purchased during the year ended December 31, 2001.


Occupancy expenses decreased by $241,000, or 7.1%, and represented 5.1% of total operating expenses. The decrease is primarily due to additional property taxes paid during 2000, not due in 2001. In November 1998, the Company moved its headquarters to a new 115,000 square foot facility. Depreciation and amortization expenses decreased by $142,000, or 12.2%, and represented 1.7% of total operating expenses.


The results for the years ended December 31, 2001 and 2000, include net earnings of $161,710 and $19,816, respectively, from the Company's subsidiary CPS Leasing, Inc. The increase in net income of CPS Leasing, Inc. is primarily attributable to the decision to cease lease receivable origination and to simply service the existing receivables, resulting in significant expense reductions.


The results for the year ended December 31, 2000, include net operating losses of $755,000 from the Company's investment in 38% of NAB Asset Corp.


The Company's effective tax rate was zero and 31.7%, for the years ended December 31, 2001 and 2000, respectively.


LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY


The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from credit enhancements provided by the Company for the financial guaranty insurers (Note Insurers) and Investors, initially made in the form of a cash deposit to an account (Spread Account), and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.


Net cash provided by operating activities for the years ended December 31, 2002, 2001 and 2000, was $146.9 million, $3.7 million and $38.7 million, respectively. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts and from the amortization and liquidation of Contracts. Such amortization and liquidation of Contracts increased in 2002 compared to prior years as a result of the MFN Merger and the addition of Contracts to the CPS servicing portfolio and related increase in securitization transactions. On March 8, 2002, the Company completed the MFN Merger (See Note 2 of Notes to Consolidated Financial Statements.). The acquisition cost was approximately $123.2 million, and was substantially funded by existing cash and borrowings. Cash flows from the underlying purchased assets are expected to provide adequate liquidity to fund the acquisition borrowings, as well as generate positive cash flows from which to fund the Company's operating activities.


Net cash used in investing activities for the years ended December 31, 2002, 2001 and 2000, was $29.8 million, $536,000 and $623,000, respectively. Cash used in the acquisition of MFN Financial Corporation, net of the cash acquired in the transaction, totaled $29.5 million.


Net cash used in financing activities for the years ended December 31, 2002, 2001 and 2000, was $86.8 million, $19.7 million and $20.4 million, respectively. In connection with the acquisition of MFN Financial Corporation the Company incurred debt related to the MFN 2001-A Securitization Trust (See Note 7 of Notes to Consolidated Financial Statements.) and additional senior secured debt (See Note 8 of Notes to Consolidated Financial Statements.). Cash used in financing activities is primarily attributable to the repayment of outstanding debt. In connection with the MFN Merger the amount of outstanding debt, securitization trust debt and senior secured debt, and the required repayment thereof, increased compared to prior years.


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


Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. During 2001 and through May 2002, the Company's Contract purchasing program consisted of both
(i) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility, and
(ii) flow purchases for immediate resale to non-affiliates. Flow purchases allowed the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, were materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the year ended December 31, 2002, the Company purchased $181.1 million of Contracts on a flow basis, and $282.2 million on an other than flow basis for its own account, compared to $537.9 million and $134.4 million, respectively, of Contracts purchased in 2001. For the year ended December 31, 2000, the Company purchased $600.4 million of Contracts on a flow basis and $31.1 million on an other than flow basis. The Company's flow purchase program ended in May 2002.


During the years ended December 31, 2002 and 2001, the Company purchased Contracts to for resale into securitization transactions. The Company did not sell Contracts in a securitization transaction during 2000 or 1999; however, since November 2000, the Company has been able to purchase Contracts for its own account, which are generally resold into a term securitization transaction, using proceeds from two warehouse lines of credit. These warehouse lines of credit consist of a $125 million floating rate variable funding note facility, and a $75 million floating rate variable funding note facility. These facilities are independent of each other, and are funded and insured by different institutions. Approximately 73.0% and 72.5%, respectively, of the principal balance of Contracts may be advanced to the Company under these facilities, subject to collateral tests and certain other conditions and covenants.


The $125 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Warehouse Trust. This facility was established in March 7, 2002, in the maximum amount of $100 million. Such maximum amount was increased to $125 million in November 2002. Approximately 73% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility bear interest at a rate of one-month Commercial Paper plus 1.18% per annum. This facility was renewed on March 6, 2003.


The $75 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Funding LLC. Approximately 72.5% of the principal balance of Contracts may be advanced to the Company under this facility subject to collateral tests and certain other conditions and covenants, notes under this facility bear interest at a rate of one-month LIBOR plus 0.60% per annum.


These facilities are independent of each other, and are funded and insured by different institutions. Sales of Contracts to the facility-related special purpose subsidiaries ("SPS") are treated as ongoing securitizations. The Company, therefore, removes the securitized Contracts and related debt from its Consolidated Balance Sheet and recognizes a gain on sale in the Company's Consolidated Statement of Operations. The Company securitized $281.2 million of Contracts during the year ending December 31, 2002, resulting in a gain on sale of $16.9 million, compared to $141.7 million of Contracts securitized during the year ending December 31, 2001, resulting in a gain on sale of $9.2 million. The Company completed a $68.5 million term securitization (through its subsidiary, CPS Receivables Corp.) on September 7, 2001, retaining a residual interest therein. In a private placement, qualified institutional buyers purchased notes backed by automotive receivables. The notes, issued by CPS Auto Receivables Trust 2001-A, consist of two classes: $44.5 million of 4.37% Class A-1 Notes, and $24.0 million of 5.28% Class A-2 Notes. The Company completed an additional securitization (through its subsidiary, CPS Receivables Corp.) on March 8, 2002, retaining a residual interest therein. In that transaction, $45.65 million of notes backed by automotive receivables were issued in a private placement to qualified institutional buyers by CPS Auto Receivables Trust 2002-A. The notes consist of two classes: $26.5 million of 3.741% Class A-1 Notes, and $19.15 million of 4.814% Class A-2 Notes. In both transactions, the Class A-1 and A-2 Notes, rated AAA/Aaa by Standard and Poor's and Moody's, were priced at par. Substantially all of the proceeds from the September 2001 and the March 2002 transaction were used to reduce amounts outstanding under the CPS Funding LLC floating rate variable note purchase facility.


On August 22, 2002, CPS (through its subsidiary, CPS Receivables Two Corp.) sold Contracts to CPS Auto Receivables Trust 2002-B in a private placement securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $130.48 million of notes backed by automotive Contracts that were originated by Consumer Portfolio Services. The Notes, issued by CPS Auto Receivables Trust 2002-B, consist of two classes: $50.24 million of 2.00% Class A-1 Notes, and $80.24 million of 3.50% Class A-2 Notes. CPS completed another securitization (through its subsidiary, CPS Receivables Two Corp.) on December 19, 2002, by selling automobile installment sales finance Contracts to CPS Auto Receivables Trust 2002-C in a private placement securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $99.30 million of notes backed by automotive Contracts that were originated by Consumer Portfolio Services. The Notes, issued by CPS Auto Receivables Trust 2002-C, consist of two classes: $30.78 million of 1.90% Class A-1 Notes, and $68.52 million of 3.52% Class A-2 Notes. In both the CPS Warehouse Trust transactions, the Class A-1, rated A1+/Prime-1 by Standard and Poor's and Moody's, and A-2 Notes, rated AAA/Aaa, were priced at par. The proceeds from the August 2002 and the December 2002 transaction were used to reduce amounts outstanding under the CPS Warehouse Trust floating rate variable note purchase facility and for general corporate purposes.


The Company previously purchased Contracts on a flow basis, which, as compared with purchases of Contracts for the Company's own account, involved a materially reduced demand on the Company's cash. The Company's plan for meeting its liquidity needs is to match its levels of Contract purchases to its availability of cash.


Cash used for subsequent deposits to Spread Accounts for the years ended December 31, 2002, 2001 and 2000, was $24.2 million, $24.6 million and $15.0 million, respectively. Cash released from Spread Accounts to the Company for the years ended December 31, 2002, 2001 and 2000, was $60.4 million, $43.7 million and $80.6 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold that make up the Company's servicing portfolio to which the respective Spread Accounts are related. During the year ended December 31, 2002 the Company made initial deposits to the related Spread Accounts of $16.7 million related to its term securitization transactions, compared to $2.5 million in the 2001 period. No such initial deposits were made in 2000, as there were no securitizations during that year. The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of December 31, 2002, the Company had cash on hand of $32.9 million and available Contract purchase commitments from its warehouse credit facilities of $53.2 million. The Company received an additional Contract purchase commitment from its CPS Funding LLC warehouse credit facility of $75 million upon closing in January 2003. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, servicing fees and other portfolio related income would decrease.

The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and the continued availability of the floating rate variable note purchase facilities. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.


Certain of the Company's securitization transactions and the CPS Warehouse Trust floating rate variable note purchase facility contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with these covenants as of the date of this report.


CREDIT FACILITIES


The terms on which credit has been available to the Company for purchase of Contracts have varied over the three-year period ended December 31, 2002, as shown in the following recapitulation:


In November 2000, the Company (through its subsidiary CPS Funding LLC) entered into a floating rate variable note purchase facility under which up to $75 million of notes may be outstanding at any time subject to collateral tests and other conditions. The Company uses funds derived from this facility to purchase Contracts, which are pledged to secure the notes. The collateral tests and other conditions generally allow the Company to borrow up to approximately 72.5% of the price paid for such Contracts. Notes issued under this facility bear interest at one-month LIBOR plus 0.75% per annum. The balance of notes outstanding related to this facility at December 31, 2001 was zero. This facility was renewed and restated in January 2003.


Additionally, in March 2002, the Company (through its subsidiary CPS Warehouse Trust) entered in to a second floating rate variable note purchase facility, under which up to $125.0 million of notes may be outstanding at any time, subject to collateral tests and other conditions. The Company uses funds derived from this facility to purchase Contracts, which are pledge to secure the notes. The collateral tests and other conditions generally allow the Company to borrow up to approximately 73% of the price paid for such Contracts. Notes issued under this facility bear interest at commercial paper plus 1.18% per annum. The balance of notes outstanding related to this facility at December 31, 2002 was $71.8 million. This facility was renewed on March 6, 2003.


CAPITAL RESOURCES


Prior to 1999, and again in 2001 and 2002, the Company has funded increases in its servicing portfolio through off balance sheet securitization transactions, as discussed above, and funded its other capital needs with cash from operations and with the proceeds from the issuance of long-term debt and/or equity.


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

CAPITALIZATION


Over the three-year period ended December 31, 2002, the Company has managed its capitalization by issuing and restructuring debt and issuing/purchasing common stock and equivalents, as summarized in the following table:

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                 2002          2001         2000
                                                             -----------   -----------  -----------
                                                                         (IN THOUSANDS)
Securitization trust debt:
Beginning balance.........................................   $       --    $       --   $       --
 Assumption in connection with MFN Merger.................      156,923            --           --
  Payments................................................      (85,293)           --           --
                                                             -----------   -----------  -----------
Ending balance............................................   $   71,630    $       --   $       --
                                                             ===========   ===========  ===========

Senior secured debt:
Beginning balance.........................................   $   26,000    $   38,000   $   23,161
   Issuances..............................................       46,242            --       16,000
   Payments...............................................      (22,170)      (12,000)     (31,161)
   Restructuring..........................................           --            --       30,000
                                                             -----------   -----------  -----------
Ending balance............................................   $   50,072    $   26,000   $   38,000
                                                             ===========   ===========  ===========

Subordinated debt:
Beginning balance.........................................   $   36,989    $   37,699   $   69,000
   Assumption in connection with MFN Merger...............       22,500            --           --
   Payments...............................................      (23,489)         (710)      (1,301)
   Restructuring..........................................           --            --      (30,000)
                                                             -----------   -----------  -----------
Ending balance............................................   $   36,000    $   36,989   $   37,699
                                                             ===========   ===========  ===========

Related party debt:
Beginning balance.........................................   $   17,500    $   21,500   $   21,500
    Issuances.............................................           --            --           --
    Payments..............................................           --        (4,000)          --
                                                             -----------   -----------  -----------
Ending balance............................................   $   17,500    $   17,500   $   21,500
                                                             ===========   ===========  ===========

Increase (decrease) of Common Stock and equivalents.......   $    2,074    $     (757)  $     (168)
                                                             ===========   ===========  ===========

The issuance and assumption of debt related to the MFN Merger is included in the 2002 activity in the table above.


The following review of the terms of such issuances of debt and equity shows that the Company's cost of capital was relatively consistent between 2000 and 2002. There were no material issuances in 2001.


In March 2000, the Company and Levine Leichtman Capital Partners II, L.P. ("LLCP") restructured the outstanding indebtedness of the Company in favor of LLCP, which had been in default. In the restructuring (i) all existing defaults were waived or cured, (ii) LLCP lent an additional $16 million ("Term A") to the Company, (iii) the proceeds of that loan (net of fees and expenses) were used to repay all of the Company's outstanding senior secured indebtedness, (iv) the outstanding $30 million of subordinated indebtedness in favor of LLCP was exchanged for senior indebtedness ("Term B"), (v) the Company granted a blanket security interest in favor of LLCP, to secure both Term A and Term B, and (vi) LLCP released Stanwich Financial Services Corp. ("SFSC"), an affiliate of the then Chairman of the Company's Board of Directors (Mr. Charles E. Bradley, Sr.), and its affiliates (including Mr. Bradley, Sr., Mr. Bradley, Jr., and Mr. Poole, directors of the Company) of any liability for failure to invest $15 million in the Company. Term A has been repaid in accordance with its terms; Term B is due November 2003, and bears interest at 14.50% per annum. In each case the interest rate is subject to increase by 2.0% in the event of a default by the Company. In the restructuring, the Company paid a fee of $325,000, paid accrued default interest of $300,000, issued 103,500 shares of common stock to LLCP, and paid out-of-pocket expenses of approximately $214,000. The shares of common stock issued were valued at approximately $155,000, were included in deferred interest expense, and are being amortized over the life of the related debt. The terms of the transaction were determined by negotiation between the Company and LLCP. Approximately $21.8 million related to Term B remains outstanding at December 31, 2002.


Also in March 2000, the Company's Board of Directors authorized the issuance of 103,500 shares of the Company's common stock to SFSC in conjunction with the $1.5 million of promissory note issued by the Company to SFSC in August and September 1999. The shares of common stock issued were valued at approximately $155,000 were included in deferred interest expense, and are being amortized over the life of the related debt.


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


In March 2002, the Company and LLCP entered into an additional series of agreements under which LLCP provided additional funding to enable the Company to acquire MFN Financial Corporation. Under the March 2002 agreements, the Company borrowed $35 million from LLCP as a Bridge Note (Bridge Note) and approximately $8.5 million ("Term C") on a deemed principal amount of approximately $11.2 million. The Bridge Note requires principal payments of $2.0 million a month, which began in June 2002, with a final balloon payment in the amount of $17.0 million, which was made pursuant to the terms of the Bridge Note in February 2003. The Term C Note repayment schedule is based on the performance of a certain securitized pool. As the subordinated Note of the pool is repaid from the Trust, principal payments are due on the Term C Note. The maturity date of the Term C Note is March 2008. Interest is due monthly on the Bridge Note at a rate of 13.5% per annum and on the Term C Note at a rate of 12.0% per annum. In connection with the March 2002 agreements and the acquisition of MFN, the Company paid LLCP a structuring fee of $1.75 million and an investment banking fee of $1.0 million, and paid LLCP's out-of-pocket expenses of approximately $315,000. In addition, the Company paid LLCP certain other fees and interest amounting to $426,181. Approximately $1.4 million of the fees and other amounts paid to LLCP were deferred as financing costs and are being amortized over the life of the related debt. The remaining fees and other costs were included in the purchase price of MFN. At December 31, 2002, there was $21.0 million and $7.3 million principal outstanding on the Bridge Note and Term C, respectively.


At the time of the Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears.


LLCP holds approximately 22.2% of the Company's outstanding common shares. SFSC is an affiliate of the Company's former Chairman, Charles E. Bradley, Sr., and SFSC and Mr. Bradley, Sr. together hold approximately 14.6% of the Company's outstanding common shares.


The Company must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. The Company is in compliance with all of its debt covenants as of December 31, 2002. Such covenants relate primarily to financial reporting requirements, restricted payments and the Company's debt coverage ratio as defined in the various debt agreements.


In July 2000, the Board of Directors authorized the purchase of up to $5,000,000 of outstanding debt and equity securities of the Company, inclusive of the mandatory annual purchase or redemption of $1,000,000 of the Company's outstanding "RISRS" subordinated debt securities, due 2006. In October 2002, the Board of Directors authorized the purchase of an additional $5,000,000 of outstanding debt or equity securities. As of December 31, 2002, the Company had purchased $3.0 million in principal amount of the RISRS, and $2.6 million of its common stock, representing 1,592,611 shares.


FORWARD-LOOKING STATEMENTS


This report on Form 10-K includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that
(i) gross losses as a percentage of original balances will approximate 13% to 18% cumulatively over the lives of the related Contracts, with recovery rates approximating 2% to 5% of original principal balances, (ii) that the Company believes it will achieve operating expense savings or synergies in connection with the Merger, and (iii) that management anticipates that the Company will earn taxable income during the current year. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect gross losses and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect operating expense savings include the ability of Company staff to perform tasks previously performed by others, and the real estate markets in regions in which the Company may close facilities. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to sell Contracts once acquired. Factors that could affect the Company's expenses in the current year include those that affect its ability to achieve expense savings, identified above, competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations).


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


DEPENDENCE ON PERFORMANCE OF SOLD CONTRACTS. Under the financial structures the Company has used to date in its term securitizations, certain excess servicing cash flows generated by the Contracts sold in the term securitizations are retained in a Spread Account within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of the Spread Account vary among transactions, the Company's Securitization Agreements generally provide that the Company will receive excess cash flows only if the Spread Account balances have reached specified levels and/or the delinquency or losses related to the Contracts in the pool are below certain predetermined levels. In the event delinquencies and losses on the Contracts exceed such levels, the terms of the securitization may require increased Spread Account balances to be accumulated for the particular pool; may restrict the distribution to the Company of excess cash flows associated with other pools; or, in certain circumstances, may permit the insurers to require the transfer of servicing on some or all of the Contracts to another servicer. Any of these conditions could materially adversely affect the Company's liquidity and financial condition.


CREDITWORTHINESS OF CONSUMERS. The Company specializes in the purchase, sale and servicing of Contracts to finance automobile purchases by Sub-Prime Customers, which entail a higher risk of non-performance, higher delinquencies and higher losses than Contracts with more creditworthy customers. While the Company believes that the underwriting criteria and collection methods it employs enable it to control the higher risks inherent in Contracts with Sub-Prime Customers, no assurance can be given that such criteria and methods will afford adequate protection against such risks. The Company has experienced fluctuations in the delinquency and charge-off performance of its Contracts. In the event that portfolios of Contracts sold and serviced by the Company experience greater defaults, higher delinquencies or higher losses than anticipated, the Company's income could be negatively affected. A larger number of defaults than anticipated could also result in adverse changes in the structure of the Company's future securitization transactions, such as a requirement of increased cash collateral in such transactions.


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


PREPAYMENT AND DEFAULT RISK. Gains from the sale of Contracts in the Company's past securitization transactions have constituted a significant portion of the net income of the Company and are likely to continue to represent a significant portion of the Company's net income. A portion of the gains is based in part on management's estimates of future prepayment and default rates and other considerations in light of then-current conditions. If actual prepayments with respect to Contracts occur more quickly than was projected at the time such Contracts were sold, as can occur when interest rates decline, or if default rates are greater than projected at the time such Contracts were sold, a charge to income may be required and would be taken in the period of adjustment. If actual prepayments occur more slowly or if default rates are lower than estimated with respect to Contracts sold, total revenue would exceed previously estimated amounts.


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


DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the year ended December 31, 2002, no Dealer accounted for more than 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK


Although the Company utilized its floating rate variable note purchase facility and completed term securitizations during the year ended December 31, 2002, the structures did not lend themselves to some of the strategies the Company has used in the past to minimize interest rate risk, as described below. Specifically, the rate on the Notes issued by the floating rate variable note purchase facility is adjustable and there is no pre-funding component to the floating rate variable note purchase facility or term securitization. The Company does intend to issue fixed rate Notes and to include pre-funding structures for future term securitization transactions, whereby the amount of asset-backed securities issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset-backed securities outstanding, the amount as to which there can be no assurance. In addition, the Contracts the Company does purchase and securitize have fixed rates of interest, whereas the Company's interest expense related to the current note purchase facility is based on a variable rate. Historically, the Company's term securitization facilities had fixed rates of interest. Therefore, some of the strategies the Company has used in the past to minimize interest rate risk do not currently apply.


The Company is subject to market risks due to fluctuations in interest rates primarily through its outstanding indebtedness and to a lesser extent its outstanding interest earning assets, and commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of such financial instruments:

                                                                               DECEMBER 31,
                                                               --------------------------------------------
                                                                        2002                   2001
                                                               ---------------------  ---------------------
                                                                CARRYING      FAIR     CARRYING       FAIR
        FINANCIAL INSTRUMENT                                      VALUE       VALUE      VALUE        VALUE
        --------------------                                      -----       -----      -----        -----
                                                                              (IN THOUSANDS)
        Finance receivables, net...........................    $  84,592  $  84,592   $      --  $      --
        Notes payable......................................          673        673       1,590      1,590
        Securitization trust debt..........................       71,630     71,630          --         --
        Senior secured debt................................       50,072     50,072      26,000     26,000
        Subordinated debt..................................       36,000     32,800      36,989     24,791
        Related party debt.................................       17,500     15,400      17,500     11,974

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS


Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 2003 (the "2003 Proxy Statement"). The 2003 Proxy Statement will be filed not later than April 30, 2003. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION


Incorporated by reference to the 2003 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Incorporated by reference to the 2003 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Incorporated by reference to the 2003 Proxy Statement.


ITEM 14. CONTROLS AND PROCEDURES


QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the Controls Evaluation) was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").


CEO AND CFO CERTIFICATIONS


Immediately following the Signatures section of this Annual Report, there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification (the Rule 13a-14 Certification) is required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). This Controls and Procedures section of the Annual Report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.


DISCLOSURE CONTROLS AND INTERNAL CONTROLS


Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS


The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


SCOPE OF THE CONTROLS EVALUATION


The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the Company's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated by other personnel in our organization, as well as independent interested third parties such as financial guaranty insurers or their designees. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary; our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.


Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, and whether the Company had identified any acts of fraud involving personnel with a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally, and because items 5 and 6 in the Rule 13a-14 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and our independent auditors, and report on related matters in this section of the Annual Report. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the Consolidated Financial Statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the Consolidated Financial Statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.


From the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


CONCLUSIONS


Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Consumer Portfolio Services, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our Consolidated Financial Statements are fairly presented in conformity with accounting principles generally accepted in the United States of America.


                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K


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

3.1               Restated Articles of Incorporation (Form 10-KSB dated December
                  31, 1995)

3.2               Amended and Restated Bylaws (Form 10-K dated December 31,
                  1997)

4.1 Indenture re Rising Interest Subordinated Redeemable Securities ("RISRS") (Form 8-K filed December 26, 1995)

4.2               First Supplemental Indenture re RISRS (Form 8-K filed December
                  26, 1995)

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

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

4.5a First Amendment to the Second Amended and Restated Securities Purchase Agreement dated as of March 8, 2002. (Schedule 13D filed with respect to the Company on February 11, 2003).

4.5b Second Amendment to the Second Amended and Restated Securities Purchase Agreement dated as of March 8, 2002. (Schedule 13D filed with respect to the Company on February 11, 2003).

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

4.8 12.00% Secured Senior Note due 2008 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).

4.8.1 Secured Senior Note dated February 3, 2003, issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Schedule 13D filed with respect to the Company on February 11, 2003).

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

10.1 1991 Stock Option Plan & forms of Option Agreements thereunder (Form 10-KSB dated March 31, 1994)

10.2              1997 Long-Term Incentive Stock Plan (Form 10-K filed March
                  10, 1998)

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

10.13 FSA Warrant Agreement dated November 30, 1998 (Form 10-K dated December 31, 1998)

10.29 Warrant to Purchase 1,335,000 Shares of Common Stock (Schedule 13D filed on April 21, 1999)

10.32 Amendment to Master Spread Account Agreement (Form 10-K dated December 31, 1999)

23.1              Consent of independent auditors (filed herewith)

Reports on Form 8-K


The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2002.

SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER


The following pages include the Signatures page for this Form 10-K, and two separate Certifications of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") of the company.


The first form of Certification is required by Rule 13a-14 (the Rule 13a-14 Certification) under the Securities Exchange Act of 1934 (the "Exchange Act"). The Rule 13a-14 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting." Item 14 of Part III of this Annual Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Rule 13a-14 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Rule 13a-14 Certification) and related matters (Item 6 of the Rule 13a-14 Certification).


The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONSUMER PORTFOLIO SERVICES, INC. (REGISTRANT)

March 26, 2003                By:    /s/ Charles E. Bradley, Jr.
                                     -------------------------------------------
                                     Charles E. Bradley, Jr., PRESIDENT




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 26, 2003                      /s/ Charles E. Bradley, Jr.
                                    --------------------------------------------
                                    Charles E. Bradley, Jr., DIRECTOR,
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL EXECUTIVE OFFICER)

March 26, 2003                      /s/ Thomas L. Chrystie
                                    --------------------------------------------
                                    Thomas L. Chrystie, DIRECTOR

March 26, 2003                      /s/ E. Bruce Fredrikson
                                    --------------------------------------------
                                    E. Bruce Fredrikson, DIRECTOR

March 26, 2003                      /s/ John E. McConnaughy, Jr.
                                    --------------------------------------------
                                    John E. McConnaughy, Jr., DIRECTOR

March 26, 2003                      /s/ John G. Poole
                                    --------------------------------------------
                                    John G. Poole, DIRECTOR

March 26, 2003                      /s/ William B. Roberts
                                    --------------------------------------------
                                    William B. Roberts, DIRECTOR

March 26, 2003                      /s/ Daniel S. Wood
                                    --------------------------------------------
                                    Daniel S. Wood, DIRECTOR

March 26, 2003                      /s/ David N. Kenneally
                                    --------------------------------------------
                                    David N. Kenneally, CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  CERTIFICATION

I, Charles E. Bradley, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Consumer Portfolio Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003                      By:   /s/ Charles E. Bradley, Jr.
                                          --------------------------------------
                                          Charles E. Bradley, Jr.

                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION

I, David N. Kenneally, certify that:

1. I have reviewed this annual report on Form 10-K of Consumer Portfolio Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003                  By:  /s/ David N. Kenneally
                                     -------------------------------------------
                                     David N. Kenneally, CHIEF FINANCIAL OFFICER

                                  CERTIFICATION

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Consumer Portfolio Services, Inc., that, to his knowledge, the Annual Report of Consumer Portfolio Services, Inc. on Form 10-K for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Consumer Portfolio Services, Inc.



March 26, 2003               By:   /s/ Charles E. Bradley, Jr.
                                   ---------------------------------------------
                                   Charles E. Bradley, Jr.

                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

March 26, 2003               By:   /s/ David N. Kenneally
                                   ---------------------------------------------
                                   David N. Kenneally, CHIEF FINANCIAL OFFICER


                                         INDEX TO FINANCIAL STATEMENTS




                                                                                                          PAGE

                                                                                                        REFERENCE
                                                                                                        ---------
Independent Auditors' Report ........................................................................      F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001 ........................................      F-3

Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000 .........      F-4

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001,
    and 2000 ........................................................................................      F-5

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000      F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000 .........      F-7

Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000 ....      F-9


INDEPENDENT AUDITORS' REPORT


The Board of Directors
Consumer Portfolio Services, Inc.:


We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.






/s/ KPMG LLP
---------------------------



Orange County, California
February 26, 2003, except as to the last paragraph of note 18, which is as of March 6, 2003


                              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                  2002            2001
                                                                               ----------      ----------
ASSETS
Cash ....................................................................      $  32,947       $   2,570
Restricted cash .........................................................         18,912          11,354

Finance receivables, net ................................................        110,420              --
Less: Allowance for finance credit losses ...............................        (25,828)             --
                                                                               ----------      ----------
Finance receivables .....................................................         84,592              --

Servicing fees receivable ...............................................          3,407           3,100
Residual interest in securitizations ....................................        127,170         106,103
Furniture and equipment, net ............................................          1,612           2,346
Deferred financing costs ................................................          1,671           1,584
Related party receivables ...............................................             --             669
Deferred interest expense ...............................................          2,695           5,370
Tax assets, net .........................................................             --           7,429
Other assets ............................................................         12,442          10,679
                                                                               ----------      ----------
                                                                               $ 285,448       $ 151,204
                                                                               ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses .....................................      $  18,132       $   6,963
Tax liabilities, net ....................................................          8,800              --
Capital lease obligation ................................................             67             476
Notes payable ...........................................................            673           1,590
Securitization trust debt ...............................................         71,630              --
Senior secured debt .....................................................         50,072          26,000
Subordinated debt .......................................................         36,000          36,989
Related party debt ......................................................         17,500          17,500
                                                                               ----------      ----------
                                                                                 202,874          89,518
                                                                               ----------      ----------
Shareholders' Equity
Preferred stock, $1 par value; authorized 5,000,000 shares; none issued .             --              --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares; 3,415,000 shares issued; none outstanding             --              --
Common stock, no par value; authorized
   30,000,000 shares 20,528,270 and 19,282,690 issued and outstanding at
   December 31, 2002 and December 31, 2001, respectively ................         63,929          61,874
Retained earnings .......................................................         20,597             189
Comprehensive loss - minimum pension benefit obligation, net ............         (1,594)             --
Deferred compensation ...................................................           (358)           (377)
                                                                               ----------      ----------
                                                                                  82,574          61,686
Commitments and contingencies ...........................................             --              --
                                                                               ----------      ----------
                                                                               $ 285,448       $ 151,204
                                                                               ==========      ==========

See accompanying Notes to Consolidated Financial Statements.


                              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   2002           2001          2000
                                                                 ---------      ---------     ---------
Revenues:
Gain on sale of contracts, net ............................      $ 16,444       $ 32,765      $ 16,234
Interest income ...........................................        48,644         17,205         3,480
Servicing fees ............................................        14,621         10,666        15,848
Other income ..............................................        12,243          1,369           389
                                                                 ---------      ---------     ---------
                                                                   91,952         62,005        35,951
                                                                 ---------      ---------     ---------
Expenses:
Employee costs ............................................        37,778         23,994        24,634
General and administrative ................................        20,131         12,645        15,772
Interest ..................................................        23,925         14,335        17,240
Marketing .................................................         4,891          6,525         6,126
Occupancy .................................................         4,027          3,167         3,408
Depreciation and amortization .............................         1,138          1,019         1,161
Related party consulting fees .............................            --             --            13
                                                                 ---------      ---------     ---------
                                                                   91,890         61,685        68,354
                                                                 ---------      ---------     ---------
Income (loss) before income taxes and extraordinary item ..            62            320       (32,403)
Income taxes (benefit) ....................................        (2,934)            --       (10,256)
                                                                 ---------      ---------     ---------
Income (loss) before extraordinary item ...................         2,996            320       (22,147)
Extraordinary item, unallocated negative goodwill .........        17,412             --            --
                                                                 ---------      ---------     ---------
Net income (loss) .........................................      $ 20,408       $    320      $(22,147)
                                                                 =========      =========     =========
Income (loss) per share before extraordinary item:
  Basic ...................................................      $   0.15       $   0.02      $  (1.10)
  Diluted .................................................          0.14           0.02         (1.10)
Extraordinary item per share:
  Basic ...................................................      $   0.87       $     --      $     --
  Diluted .................................................      $   0.83             --            --
Income (loss) per share:
  Basic ...................................................      $   1.03       $   0.02      $  (1.10)
  Diluted .................................................          0.97           0.02         (1.10)
Number of shares used in computing income (loss) per share:
  Basic ...................................................        19,902         19,480        20,195
  Diluted .................................................        20,987         21,018        20,195



See accompanying Notes to Consolidated Financial Statements.


                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                           (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            2002            2001          2000
                                                          ---------      ---------     ---------
Net income (loss) ..................................      $ 20,408       $    320      $(22,147)
Other comprehensive loss:
Minimum pension liability, net of tax of $1,062.....        (1,594)            --            --
                                                          ---------      ---------     ---------
Comprehensive income (loss) ........................      $ 18,814       $    320      $(22,147)
                                                          =========      =========     =========

See accompanying Notes to Consolidated Financial Statements.


                                  CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    (IN THOUSANDS)

                                                                          SERIES A
                                              PREFERRED STOCK           PREFERRED STOCK            COMMON STOCK
                                          -----------------------  ------------------------   -----------------------
                                            SHARES      AMOUNT        SHARES      AMOUNT       SHARES       AMOUNT
                                          ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1999...........          --    $      --           --    $      --       20,107    $  62,421

Common stock issued upon exercise
   of options..........................          --           --           --           --           53           33
Common stock issued....................          --           --           --           --          207          311
Purchase of common stock...............          --           --           --           --         (721)      (1,290)
Increase in deferred compensation
   on stock options....................          --           --           --           --           --        1,512
Amortization of stock compensation.....          --           --           --           --           --           --
Net loss...............................          --           --           --           --           --           --
                                          ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2000...........          --    $      --           --    $      --       19,646    $  62,987

Common stock issued upon exercise
   of options..........................          --           --           --           --          498          312
Purchase of common stock...............          --           --           --           --         (863)      (1,348)
Increase in deferred compensation
   on stock options....................          --           --           --           --           --          (77)
Amortization of stock compensation.....          --           --           --           --           --           --
Net income.............................          --           --           --           --           --           --
                                          ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2001...........          --    $      --           --    $      --       19,281    $  61,874

Common stock issued upon exercise
   of options..........................          --           --           --           --        1,255          893
Purchase of common stock...............          --           --           --           --           (8)         (15)
Pension benefit obligation.............          --           --           --           --           --           --
Increase in deferred compensation
   on stock options....................          --           --           --           --           --        1,177
Amortization of stock compensation.....          --           --           --           --           --           --
Net income.............................          --           --           --           --           --           --
                                          ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2002...........          --    $      --           --    $      --       20,528    $  63,929
                                          ==========   ==========   ==========   ==========   ==========   ==========

continued below:

                                            PENSION                      RETAINED
                                            BENEFIT        DEFERRED      EARNINGS
                                           OBLIGATION    COMPENSATION    (DEFICIT)        TOTAL
                                          ------------   ------------   ------------   ------------
Balance at December 31, 1999...........   $        --    $        --    $    22,016    $    84,437

Common stock issued upon exercise
   of options..........................            --             --             --             33
Common stock issued....................            --             --             --            311
Purchase of common stock...............            --             --             --         (1,290)
Increase in deferred compensation
   on stock options....................            --         (1,512)            --             --
Amortization of stock compensation.....            --            778             --            778
Net loss...............................            --             --        (22,147)       (22,147)
                                          ------------   ------------   ------------   ------------
Balance at December 31, 2000...........   $        --    $      (734)   $      (131)   $    62,122

Common stock issued upon exercise
   of options..........................            --             --             --            312
Purchase of common stock...............            --             --             --         (1,348)
Increase in deferred compensation
   on stock options....................            --             77             --             --
Amortization of stock compensation.....            --            280             --            280
Net income.............................            --             --            320            320
                                          ------------   ------------   ------------   ------------
Balance at December 31, 2001...........   $        --    $      (377)   $       189    $    61,686

Common stock issued upon exercise
   of options..........................            --             --             --            893
Purchase of common stock...............            --             --             --            (15)
Pension benefit obligation.............        (1,594)            --             --         (1,594)
Increase in deferred compensation
   on stock options....................            --         (1,177)            --             --
Amortization of stock compensation.....            --          1,196             --          1,196
Net income.............................            --             --         20,408         20,408
                                          ------------   ------------   ------------   ------------
Balance at December 31, 2002...........   $    (1,594)   $      (358)   $    20,597    $    82,574
                                          ============   ============   ============   ============

See accompanying Notes to Consolidated Financial Statements.

                                                 F-6


                              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                       2002            2001            2000
                                                                    ----------      ----------      ----------
Cash flows from operating activities:
   Net income (loss) .........................................      $  20,408       $     320       $ (22,147)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Extraordinary gain, excess of assets acquired
          over purchase price ................................        (17,412)             --              --
     Depreciation and amortization ...........................          1,138           1,019           1,161
     Amortization of deferred financing costs ................          4,547             890           1,129
     Provision for (recovery of) credit losses ...............          2,639          (5,695)          1,838
     NIR gains recognized ....................................        (16,873)         (9,211)             --
     Write off of related party receivables ..................            669              --              --
     Loss on sale of furniture and equipment .................              5              --              14
     Deferred compensation ...................................          1,196             280             778
     Equity in net (income) loss of investment in
          unconsolidated affiliates ..........................             --              --             755
     Releases of cash from Trusts to Company .................         60,393          43,652          80,614
     Initial deposits to spread accounts .....................        (16,749)         (2,477)             --
     Net deposits to spread accounts .........................        (24,236)        (24,581)        (15,042)
    (Increase) decrease in receivables from Trusts and
       investment in subordinated certificates ...............          8,884         (14,287)          7,758
     Changes in assets and liabilities:
       Restricted cash .......................................         17,940          (6,090)         (3,230)
       Purchases of contracts held for sale ..................       (463,253)       (672,281)       (631,530)
       Amortization and liquidation of contracts held for sale        566,124         693,258         613,283
       Other assets ..........................................          5,016           5,164          12,630
       Accounts payable and accrued expenses .................        (16,113)         (3,995)         (2,679)
       Warehouse lines of credit .............................             --          (2,003)          2,003
       Deferred tax asset/liability ..........................         12,570            (240)        (10,256)
       Taxes payable/receivable ..............................             --              --           1,663
                                                                    ----------      ----------      ----------
          Net cash provided by operating activities ..........        146,893           3,723          38,742
                                                                    ----------      ----------      ----------
Cash flows from investing activities:
   Net related party receivables .............................             --             230               2
   Purchase of subsidiary, net of cash acquired ..............        (29,467)             --              --
   Purchase of furniture and equipment .......................           (285)           (766)           (625)
                                                                    ----------      ----------      ----------
          Net cash used in investing activities ..............        (29,752)           (536)           (623)
                                                                    ----------      ----------      ----------
Cash flows from financing activities:
   Increase in senior secured debt ...........................         46,242              --          16,000
   Repayment of securitization trust debt ....................        (85,293)             --              --
   Repayment of senior secured debt ..........................        (22,170)        (12,000)        (31,161)
   Repayment of subordinated debt ............................        (23,489)           (710)         (1,301)
   Repayment of capital lease obligations ....................           (409)           (522)           (508)
   Repayment of notes payable ................................           (917)           (824)         (1,592)
   Repayment related party debt ..............................             --          (4,000)             --
   Payment of financing costs ................................         (1,037)           (576)           (539)
   Purchase of common stock ..................................            (15)         (1,348)         (1,290)
   Exercise of options and warrants ..........................            324             312              33
                                                                    ----------      ----------      ----------
          Net cash used in financing activities ..............        (86,764)        (19,668)        (20,358)
                                                                    ----------      ----------      ----------
Increase (decrease) in cash ..................................         30,377         (16,481)         17,761
Cash at beginning of period ..................................          2,570          19,051           1,290
                                                                    ----------      ----------      ----------
Cash at end of period ........................................      $  32,947       $   2,570       $  19,051
                                                                    ==========      ==========      ==========

See accompanying Notes to Consolidated Financial Statements.


                              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------
                                                                                 2002         2001         2000
                                                                             ---------      ---------     ---------
Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
        Interest ......................................................      $ 19,255       $ 10,780      $ 13,362
        Income taxes, net .............................................       (15,565)            22        (1,663)
Supplemental disclosure of non-cash investing and financing activities:
      Issuance of common stock upon restructuring of debt .............            --             --           311
      Furniture and equipment acquired through capital leases .........            --             --            75
      Reclassification of subordinated debt ...........................            --             --        30,000
      Pension benefit obligation, net .................................         1,594             --            --
      Deferred income taxes ...........................................         1,632             --            --
      Stock compensation ..............................................         1,196            280           778
      Purchase of common stock with notes..............................           479             --            --

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


MFN FINANCIAL CORPORATION ACQUISITION


On March 8, 2002, CPS acquired 100% of MFN Financial Corporation, a Delaware corporation ("MFN") and its subsidiaries, by the merger (the "Merger") of CPS Mergersub, Inc., a Delaware corporation ("Mergersub") and a direct wholly owned subsidiary of CPS, with and into MFN. The Merger took place pursuant to an Agreement and Plan of Merger, dated November 18, 2001 (the "Merger Agreement"), among CPS, Mergersub and MFN. In the Merger, MFN became a wholly owned subsidiary of CPS. CPS thus acquired the assets of MFN, consisting principally of interests in automobile installment sales finance Contracts and the facilities for originating and servicing such Contracts. The Merger was accounted for as a purchase.


PRINCIPLES OF CONSOLIDATION


The Consolidated Financial Statements include the accounts of Consumer Portfolio Services, Inc. and its wholly owned subsidiaries, certain of which are special purpose subsidiaries ("SPS"), formed to accommodate the structures under which the Company purchases and sells its Contracts. The Consolidated Financial Statements also include the accounts of CPS Leasing, Inc., an 80% owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.


FINANCE RECEIVABLES, NET OF UNEARNED INCOME


Finance receivable Contracts held to maturity are presented at cost. Finance receivable contracts include automobile installment sales contracts on which interest is pre-computed and added to the amount financed. The interest on such Contracts is included in unearned finance charges. Unearned finance charges are amortized using the interest method over the remaining period to contractual maturity. Generally, payments received on Contracts held to maturity are restricted to certain securitized pools, and the related Contracts cannot be resold. Finance receivables are charged off pursuant to the controlling documents of certain securitized pools, generally before they become contractually delinquent five payments. Contracts that are deemed uncollectible prior to the maximum charge off period are charged off immediately. Management may authorize a temporary extension of payment terms if collection appears likely during the next calendar month.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


ALLOWANCE FOR FINANCE CREDIT LOSSES


The Company utilizes a loss reserving methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for known and inherent losses in the finance receivable Contract portfolio. Provision for loss is charged to the Company's Consolidated Statement of Operations. Charge offs are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral.


CONTRACT ACQUISITION FEES


Upon purchase of a Contract from a Dealer, the Company generally charges or advances the Dealer an acquisition fee. The acquisition fees associated with Contract purchases are deferred until the Contracts are sold, at which time the deferred acquisition fees are recognized as a component of the gain on sale. The Company also charged the purchaser an origination fee for those Contracts that were sold on a flow basis. Those fees were recognized at the time the Contracts were sold and were also a component of the gain on sale.


FLOW PURCHASE PROGRAM


Through May 2002, the Company purchased Contracts for immediate and outright resale to non-affiliated third parties. The Company sold such Contracts for a mark-up above what the Company paid the Dealer. In such sales, the Company made certain representations and warranties to the purchasers, normal in the industry, which related primarily to the legality of the sale of the underlying motor vehicle and to the validity of the security interest being conveyed to the purchaser. Those representations and warranties were generally similar to the representations and warranties given by the originating Dealer to the Company. In the event of a breach of such representations or warranties, the Company may incur liabilities in favor of the purchaser(s) of the Contracts and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s).


RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF CONTRACTS

Gain on sale may be recognized on the disposition of Contracts outright or in securitization transactions. In its securitization transactions, a wholly owned subsidiary of the Company retains a residual interest in the Contracts that are sold. The Company's securitization transactions include "term" securitizations (purchaser holds the Contracts for substantially their entire term) and "continuous" securitizations (the Contracts sold may be put back to the Company, and subsequently replaced with other Contracts).


The residual interest in term securitizations and the residual interest in the Contracts sold continuously are reflected in the line item "residual interest in securitizations" on the Company's Consolidated Balance Sheet.


The Company's securitization structure has generally been as follows:


The Company sells a portfolio of Contracts to a wholly owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to an owner trust ("Trust"). The Trust is a qualifying special purpose entity as defined in Statement of Financial Accounting Standards No. 140 ("SFAS 140"), and

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


is therefore not consolidated in the Company's Consolidated Financial Statements. The Trust issues interest-bearing asset-backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (the "Note Insurers"). In addition, the Company provides a credit enhancement for the benefit of the Note Insurers and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Notes, or both. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Notes. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.


The Company's continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 72.5% to 73% of the aggregate principal balance of the Contracts (that is, up to 27.5% over-collateralization), and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's Consolidated Financial Statements.


Upon each sale of Contracts in a securitization, whether a term securitization or a continuous securitization, the Company removes from its Consolidated Balance Sheet the Contracts held for sale and adds to its Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) over collateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.


The Company allocates its basis in the Contracts between the Notes and the Residuals sold and retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The Company estimates the value of its

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


optional right to repurchase receivables pursuant to the terms of the Securitization Agreements primarily based on its estimate of the amount and timing of cash flows that it anticipates will be received from the repurchased receivables following exercise of the optional right. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective discount rate of approximately 14% per annum, which it believes is appropriate for the risks involved.


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


If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals, the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 20% to 23% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 13% to 18% cumulatively over the lives of the related Contracts, with recovery rates approximating 2% to 5% of the original principal balance.


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


IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF


The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.


INCOME (LOSS) PER SHARE


The following table illustrates the computation of basic and diluted income
(loss) per share:

                                                            YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                       2002          2001          2000
                                                     ---------     ---------     ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Numerator for basic and diluted income
 (loss) per share before extraordinary
  item.........................................      $  2,996      $    320      $(22,147)
                                                     =========     =========     =========
Denominator:
Denominator for basic income (loss) per share
  before extraordinary item -- weighted
  average number of common shares outstanding
  during the year .............................        19,902        19,480        20,195
Incremental common shares attributable to
  exercise of outstanding options and warrants          1,085         1,538            --
                                                     ---------     ---------     ---------
Denominator for diluted income (loss)
    before extraordinary item per share .......        20,987        21,018        20,195
                                                     =========     =========     =========
Basic income (loss) before ex. item per share .      $   0.15      $   0.02      $  (1.10)
                                                     =========     =========     =========
Diluted income (loss) before ex. item per share      $   0.14      $   0.02      $  (1.10)
                                                     =========     =========     =========

Incremental shares of 1.1 million related to the conversion of subordinated debt have been excluded from the calculation for the years ended December 31, 2002 and 2001, because the impact of assumed conversion of such subordinated debt is anti-dilutive. Excluded from the diluted loss per share calculation for the year ended December 31, 2000 were 1.7 million shares from outstanding options and warrants and 2.4 million from incremental shares attributable to the conversion of certain subordinated debt, as these securities are anti-dilutive.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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


In determining the possible realization of deferred tax assets, future taxable income from the following sources are considered: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which operating losses might otherwise expire.


PURCHASES OF COMPANY STOCK


The Company records purchases of its own common stock at cost.


STOCK OPTION PLAN


As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, whereby stock options are recorded at intrinsic value equal to the excess of the share price over the exercise price at the date of grant. The Company provides the pro forma net income (loss), pro forma income per share, and stock based compensation plan disclosure requirements set forth in SFAS No.
123. The Company accounts for repriced options as variable awards.


The per share weighted-average fair value of stock options granted during the years ended December 31, 2002, 2001 and 2000, was $1.39, $1.79, and $2.74,
respectively, at the date of grant. That fair value was computed using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                          YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                    2002            2001           2000
                                                               -------------   -------------  -------------
        Expected life (years)..............................           8.21           6.50           6.50
        Risk-free interest rate............................           4.19%          4.70%          6.05%
        Volatility.........................................         107.56%        128.56%        278.98%
        Expected dividend yield............................            --              --             --


Compensation cost has been recognized for certain stock options in the Consolidated Financial Statements in accordance with APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company's net income (loss) and income per share would have been reduced to the pro forma amounts indicated below.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                        YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------
                                                               2002             2001              2000
                                                         ---------------- ----------------  --------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Net income (loss)
          As reported................................    $      20,408    $         320     $     (22,147)
          Pro forma..................................           20,109           (1,040)    $     (22,995)
        Income (loss) per share--basic
          As reported................................    $        1.03    $        0.02     $       (1.10)
          Pro forma..................................             1.01            (0.05)    $      (1.14)
        Income (loss) per share--diluted
          As reported................................    $        0.97    $        0.02     $      (1.10)
          Pro forma..................................             0.96            (0.05)    $      (1.14)


Pro forma net income (loss) and income (loss) per share reflect only options granted in the years ended December 31, 1996 to 2002. Therefore, the full effect of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above, because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to 1996 is not considered.


SEGMENT REPORTING


Operations are managed and financial performance is evaluated on a Company-wide basis by a chief decision maker. Accordingly, all of the Company's operations are aggregated in one reportable operating segment.


NEW ACCOUNTING PRONOUNCEMENTS


In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement on Financial Accounting Standards 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Pronouncements Board Opinion 30 will now be used to classify those gains and losses. Statement on Financial Accounting Standards 64 amended Statement on Financial Accounting Standards 4, and is no longer necessary because Statement on Financial Accounting Standards 4 has been rescinded. Statement on Financial Accounting Standards 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement on Financial Accounting Standards 44 is no longer necessary. SFAS 145 amends Statement on Financial Accounting Standards 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. The adoption of SFAS No. 145 is not expected to have a material effect on the Company.


In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("Issue 94-3")." The principal difference

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


between SFAS 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company.


The FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in December 2002. SFAS 148 is designed to provide alternative methods of transition for enterprises that elect to change to the SFAS 123 fair value method of accounting for stock-based employee compensation. SFAS 148 will permit two additional transition methods for entities that adopt the preferable SFAS 123 fair value method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS 123. In addition, under the provisions of SFAS 148, the original Statement 123 prospective method of transition for changes to the fair value method will no longer be permitted in fiscal periods beginning after December 15, 2003.


SFAS 148 will also amend the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ended after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material effect on the Company.


In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45")." FIN 45 clarifies previously issued accounting guidance and disclosure requirements for guarantees, expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.


In general, the FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on specified changes in an underlying variable that is related to an asset, liability, or equity security of the guaranteed party. Guarantee contracts excluded from both the disclosure and recognition requirements of FIN 45 include, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, commitments to extend credit, subordinated interests in an SPE, and guarantees of a company's own future performance. Other guarantees subject to the disclosure requirements of FIN 45, but not to the recognition provisions, include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance but not price. The adoption of FIN 45 did not have a material effect on the Company.


Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), issued January 2003, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company included another entity in its Consolidated Financial Statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a material effect on the Company.


USE OF ESTIMATES


The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, valuing the Residuals and computing the related gain on sale on the transactions that created the Residuals, and deferred tax asset valuation allowance. Actual results could differ from those estimates depending on the future performance of the related Contracts.


RECLASSIFICATION


Certain amounts for the prior years have been reclassified to conform to the current year's presentation.


(2) MFN FINANCIAL CORPORATION ACQUISITION


MFN, through its primary operating subsidiary, Mercury Finance Company LLC, was in the business of purchasing automobile installment sales finance Contracts from Dealers, and securitizing and servicing such Contracts. CPS intends to continue to use the assets acquired in the Merger in the automobile finance business, but a portion of such assets have been disposed of. CPS has ceased to use the acquired assets for the purchase of automobile installment sales finance Contracts, and does not anticipate recommencing such use. In connection with the termination of MFN origination activities and the integration and consolidation of certain activities, the Company has recognized certain liabilities related to the costs to exit these activities and terminate the affected employees of MFN. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. These costs include the following:

                                                 MARCH 8,                 DECEMBER 31,
                                                   2002       ACTIVITY      2002 (2)
                                                 --------     --------      --------
                                                           (IN THOUSANDS)
Severance payments and consulting contracts      $ 3,215      $(2,644)      $   571
Facilities closures (1) ...................        2,152         (157)        1,995
Termination of contracts, leases, services
       and other obligations ..............          597         (274)          323
Acquisition expenses accrued but unpaid ...          250         (199)           51
                                                 --------     --------      --------
                Total liabilities assumed .      $ 6,214      $(3,274)      $ 2,940
                                                 ========     ========      ========

------------
(1) Activity resulting in a net charge $157,000 includes charges against liability of $1.4 million, and the "reclassification" of an existing accrual for offices closed prior to the Merger Date of approximately $1.2 million.
(2) Approximately $2.9 million of remaining accrual is recorded in the Consolidated Balance Sheet of the Company at December 31, 2002. The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of MFN, and that amounts indicated above are reasonably allocated.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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


The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the year ended December 31, 2002 include the results of operations of MFN for the period subsequent to March 8, 2002, the Merger date.


The Company has recorded certain purchase accounting adjustments recorded on its Consolidated Balance Sheet, which are estimates based on available information. In addition, the Company's Consolidated Statement of Operations for the year ended December 31, 2002 includes an extraordinary gain related to the excess of net assets acquired over purchase price ("negative goodwill") totaling $17.4 million.


The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                                                                   MARCH 8, 2002
                                                                   -------------
                                                                  (IN THOUSANDS)
Cash ...........................................................     $ 93,782
Restricted cash ................................................       25,499
Finance Contracts, net .........................................      186,554
Residual interest in securitizations ...........................       32,485
Other assets ...................................................       12,006
                                                                     ---------
        Total assets acquired ..................................      350,326
                                                                     ---------
Securitization trust debt ......................................      156,923
Subordinated debt ..............................................       22,500
Accounts payable and other liabilities .........................       30,242
                                                                     ---------
        Total liabilities assumed ..............................      209,665
                                                                     ---------
        Net assets acquired ....................................      140,661
        Less: purchase price ...................................      123,249
                                                                     ---------
        Excess of net assets acquired over purchase price ......     $ 17,412
                                                                     =========


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


Selected unaudited pro forma combined results of operations for the years ended December 31, 2002 and 2001, assuming the Merger occurred on January 1, 2002 and 2001, are as follows:

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


PRO FORMA PRESENTATION (UNAUDITED)                                              YEAR ENDED DECEMBER 31,
                                                                             ------------------------------
                                                                                 2002              2001
                                                                             ------------      ------------
                                                                                     (IN THOUSANDS)
Total revenue .........................................................      $   109,354           182,123
Net income (loss) before Merger-related expenses and extraordinary item           (5,595)           12,561
Net income (loss) .....................................................           (5,595)           12,561

Basic net income (loss) per share before Merger-related expenses and
extraordinary item ....................................................      $     (0.28)      $      0.64
Extraordinary item (loss) .............................................               --                --
                                                                             ------------      ------------
Basic net income per share ............................................      $     (0.28)      $      0.64
                                                                             ============      ============

Diluted net income (loss) per share before Merger-related expenses and
extraordinary item ....................................................      $     (0.26)      $      0.61
Extraordinary item ....................................................               --                --
                                                                             ------------      ------------
Diluted net income (loss) per share ...................................      $     (0.26)      $      0.61
                                                                             ============      ============


(3) RESTRICTED CASH


Restricted cash comprised the following components:

                                                             DECEMBER 31,
                                                       -------------------------
                                                         2002             2001
                                                       --------         --------
                                                            (IN THOUSANDS)
Securitization trust accounts ..............           $11,881          $    --
Flow purchases deposit .....................                --            4,100
Litigation reserve .........................             5,503            3,303
Note purchase facility reserve .............               968            3,060
Lockbox agreement deposit ..................                --              500
Other ......................................               560              391
                                                       --------         --------
   Total restricted cash ...................           $18,912          $11,354
                                                       ========         ========


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


During 2000, the Company established agreements with third parties that purchase Contracts from the Company on a flow through basis, to expedite payment for Contracts that the Company sells to such purchasers. As part of the agreements, the Company agreed to post cash reserves to be used to pay for any Contracts not ultimately accepted by the respective third parties. Such agreements were terminated in conjunction with the termination of the flow purchase program.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(4) FINANCE RECEIVABLES


The following table presents the components of Finance Receivables, net of unearned interest:

                                                               DECEMBER 31, 2002
                                                               -----------------
                                                                  (IN THOUSANDS)
Finance Receivables
  Automobile
    Simple interest ............................................    $ 31,359
   Pre-compute or "Rule of 78's", net of unearned interest .....      79,061
                                                                    ---------
      Finance Receivables, net of unearned income of $12,283....    $110,420
                                                                    =========


The following table presents the contractual maturities of Finance Receivables, net of unearned income, as of December 31, 2002:

                                                  AMOUNT                %
                                                ---------           ---------
                                                   (DOLLARS IN THOUSANDS)
Due within one year ......................      $ 27,384               24.8%
Due within two years .....................        50,683               45.9%
Due within three years ...................        28,047               25.4%
Due after three years ....................         4,306                3.9%
                                                ---------           ---------
    Total ................................      $110,420              100.0%
                                                =========           =========

The following table presents a summary of the activity for the allowance for credit losses, for the year ended December 31, 2002:

                                                                   DECEMBER 31,
                                                                      2002
                                                                      ----
                                                                  (IN THOUSANDS)
Balance at beginning of period ..................................   $     --
Addition to allowance for credit losses due to acquisition of MFN     59,261
Provision for credit losses .....................................      2,639
Net charge offs .................................................    (35,732)
Net amount transferred from reserve for repossessed assets ......       (340)
                                                                    ---------
Balance at end of period ........................................   $ 25,828
                                                                    =========

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(5) RESIDUAL INTEREST IN SECURITIZATIONS


The following table presents the components of the residual interest in securitizations:

                                                                                 DECEMBER 31,
                                                                            ----------------------
                                                                               2002         2001
                                                                            ----------  ----------
                                                                                (IN THOUSANDS)
Cash, commercial paper, United States government securities and other
qualifying investments (Spread Account).................................    $  27,218   $  43,960
Receivable from Trusts..................................................       33,214      28,874
Over-collateralization..................................................       59,366      21,377
Investment in subordinated certificates.................................        7,372      11,892
                                                                            ----------  ----------
Residual interest in securitizations....................................    $ 127,170   $ 106,103
                                                                            ==========  ==========

The following table presents the estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                            DECEMBER 31,
                                              ---------------------------------------
                                                 2002           2001           2000
                                              ---------      ---------      ---------
                                                          (IN THOUSANDS)
Undiscounted estimated credit losses ...      $ 54,363       $ 16,210       $ 17,819
Servicing subject to recourse provisions       477,038        281,493        389,602
                                              =========      =========      =========
Undiscounted estimated credit losses as
  percentage of servicing subject to
  recourse provisions ..................         11.40%          5.76%          4.57%
                                              =========      =========      =========

The key economic assumptions used in measuring retained interest at the date of securitization during the year ended December 31, 2002, were as follows:

        Prepayment speed (Cumulative).......................  19.8% - 22.9%
        Weighted average life (in years)....................    3.2 - 5.0
        Expected credit losses (Cumulative).................  10.0% - 15.4%
        Residual cash flows discounted at (per annum).......      14.0%

Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. Static pool losses used to measure the retained interest for each subsequent year ranged from 10.0% to 15.4% and 12.0% to 17.5% at December 31, 2002 and 2001, respectively.


The key economic assumptions used in measuring all retained interests remaining as of December 31, 2002 and 2001 are included in the table below. The discount rate remained constant at 14%.


                                                  2002                  2001
                                              -------------        -------------
Prepayment speed (Cumulative)...........      19.8% - 22.9%        22.0% - 27.2%
Credit losses (Cumulative)..............      10.0% - 15.4%        12.0% - 17.5%

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                                  DECEMBER 31, 2002
                                                                  -----------------
                                                                     (DOLLARS IN
                                                                      THOUSANDS)
Carrying amount/fair value of residual interest in securitizations $   127,170
Weighted average life in years ...................................        3.90

Prepayment Speed Assumption (Cumulative) .........................  19.8% -22.9%
Estimated fair value assuming 10% adverse change ................. $   126,647
Estimated fair value assuming 20% adverse change .................     126,144

Expected Credit Losses (Cumulative) ..............................  10.0% -15.4%
Estimated fair value assuming 10% adverse change ................. $   120,302
Estimated fair value assuming 20% adverse change .................     113,424

Residual Cash Flows Discount Rate (Annual) .......................        14.0%
Estimated fair value assuming 10% adverse change ................. $   124,723
Estimated fair value assuming 20% adverse change .................     122,351


These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on 10% and 20% percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market rates may result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities.


The following table summarizes the cash flows received from (paid to) securitization Trusts:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                              2002          2001           2000
                                                          ------------  ------------   ------------
                                                                       (IN THOUSANDS)
Releases of cash from Spread Accounts.................    $    60,393   $     43,652   $    80,614
Servicing fees received...............................         13,761         10,208        15,840
Net deposits to Spread Accounts.......................        (24,236)       (24,581)      (15,042)
Initial deposit to Spread Accounts....................        (16,749)        (2,477)           --
Purchase of delinquent or foreclosed assets...........        (34,365)       (37,620)      (83,246)
Repurchase of trust assets............................        (97,946)        (2,936)      (24,535)


The following table presents the historical loss and delinquency amounts for the serviced portfolio:



                                                             PRINCIPAL AMOUNT OF         NET CREDIT LOSSES
                              TOTAL PRINCIPAL AMOUNT OF       CONTRACTS 60 DAYS             (RECOVERIES)
                                      CONTRACTS               OR MORE PAST DUE           FOR THE YEAR ENDED
                               -----------------------     -----------------------     -----------------------
                                                  AT DECEMBER 31,                            DECEMBER 31,
                               ---------------------------------------------------     -----------------------
                                  2002          2001          2002          2001          2002          2001
                               ---------     ---------     ---------     ---------     ---------     ---------
                                                                       (IN THOUSANDS)
Securitized Contracts ...      $478,136      $281,493      $ 14,835      $  7,192      $ 15,605      $ 24,446
Finance Receivables .....       117,075         4,021         6,017           233        29,566        (3,134)
                               ---------     ---------     ---------     ---------     ---------     ---------
Total servicing portfolio      $595,211      $285,514      $ 20,852      $  7,425      $ 45,171      $ 21,312
                               =========     =========     =========     =========     =========     =========

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(6) FURNITURE AND EQUIPMENT


The following table presents the components of furniture and equipment:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2002           2001
                                                         --------       --------
                                                             (IN THOUSANDS)
Furniture and fixtures ...........................       $ 2,994        $ 2,999
Computer equipment ...............................         3,980          3,720
Leasing assets ...................................           729            729
Leasehold improvements ...........................           637            637
Other fixed assets ...............................            17             17
                                                         --------       --------
                                                           8,357          8,102
Less accumulated depreciation and amortization ...        (6,745)        (5,756)
                                                         --------       --------
                                                         $ 1,612        $ 2,346
                                                         ========       ========

Depreciation expense totaled $1.0 million, $1.0 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(7) NOTES PAYABLE TO SECURITIZATION TRUST


On June 28, 2001, MFN issued $301 million of notes secured by automobile sales finance Contracts (the "Securitized Notes") in a private placement (the "Secured Financing Agreement"). The issuance was completed through the MFN Auto Receivables Trust 2001-A of MFN Securitization LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Securitization LLC is a special purpose company that holds certain automobile sales finance Contracts of the Company and borrowed funds under the Secured Financing Agreement. MFN Securitization LLC paid the borrowed funds to Mercury Finance Company LLC in consideration for the transfer of certain automobile sales finance Contracts. Both classes of the Securitized Notes issued under the Secured Financing Agreement bear a fixed rate of interest until their final distribution. While MFN Securitization LLC is included in the Company's Consolidated Financial Statements, it is a separate legal entity. The automobile sales finance Contracts and other assets held by MFN Securitization LLC are legally owned by MFN Securitization LLC and are not available to creditors of the Company or its subsidiaries. Interest payments on the Securitized Notes are payable monthly, in arrears, based on the respective notes' interest rates. The following table presents the Company's Securitized Notes outstanding and their stated interest rates at December 31, 2002 (dollars in thousands):

                              OUTSTANDING         STATED           FINAL SCHEDULED
                               PRINCIPAL       INTEREST RATE     DISTRIBUTION DATE (1)
                               ---------       -------------     ---------------------
Class A-1 Notes ...........    $      --          4.05125%          July 15, 2002
Class A-2 Notes ...........       71,630          5.07000%          July 15, 2007
                               ---------

Total principal outstanding    $  71,630
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

The Securitized Notes contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with these covenants as of the date of this report. The Securitized Notes also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the Securitized Notes. As of December 31, 2002, restricted cash under the MFN 2001-A Securitization totaled approximately $11.9 million.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(8) DEBT


On December 20, 1995, the Company issued $20.0 million in rising interest subordinated redeemable securities due January 1, 2006 (the "Notes"). The Notes are unsecured general obligations of the Company. Interest on the Notes is payable on the first day of each month, commencing February 1, 1996, at an interest rate of 10.0% per annum. The interest rate increases 0.25% on each January 1 for the first nine years and 0.50% in the last year. In connection with the issuance of the Notes, the Company incurred and capitalized issuance costs of $1.1 million. The Notes are subordinated to certain existing and future indebtedness of the Company as defined in the indenture agreement. The Company is required to redeem on an annual basis, subject to certain adjustments, $1.0 million of the aggregate principal amount of the Notes through the operation of a sinking fund on or before of January 1, 2000, 2001, 2002, 2003, 2004 and 2005. The Company may at its option elect to redeem the Notes from the registered holders of the Notes, in whole or in part at 100% of their principal amount, plus accrued interest to and including the date of redemption. During each of the years 1999 through 2002, the Company redeemed $1.0 million of principal amount of the notes in conjunction with the requirements of the related sinking fund agreement. The balance outstanding of the Notes at December 31, 2002 and 2001, was $16.0 million and $17.0 million, respectively.


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


In November 1998, the Company issued $25.0 million of subordinated promissory notes due November 30, 2003, to an affiliate of Levine Leichtman Capital Partners, Inc., Levine Leichtman Capital Partners II, L.P. ("LLCP"), and received the proceeds (net of $1.3 million of capitalized issuance costs), of approximately $23.7 million. The Company also issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005 (See Note 13). The debt bears interest at 13.5% per annum, and may not be prepaid without penalty prior to November 1, 2002. Simultaneously with the consummation of that transaction, certain affiliates of the Company, who had lent the Company an aggregate of $5.0 million on a short-term basis in August and September 1998, agreed to subordinate their indebtedness to the indebtedness in favor of LLCP, to extend the maturity of their debt until June 2004, and to reduce their interest rate from 15% to 12.5%. Such affiliates received in return the option to convert such debt into an aggregate of 1,666,667 shares of common stock at the rate of $3.00 per share through maturity at June 30, 2004. Additionally, SFSC also agreed to subordinate $6.0 million, or 40%, of its related party loan in favor of LLCP (See Note 13.).

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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


In March 2000, the Company issued $16.0 million of senior secured debt to LLCP ("Term B"). The proceeds from the issuance were used to repay in full all amounts owed under the Senior Secured Line. As part of the agreement, all of LLCP's existing debt of $30.0 million was restructured as senior secured debt, making the Company's aggregate principal indebtedness to LLCP equal to $46.0 million. The $16.0 million bears interest at 12.5% per annum and the interest rate on the $30.0 million is unchanged at 14.5% per annum. As part of the agreement, all prior defaults were either waived or cured. As of December 31, 2000, the amount outstanding of the $16.0 million portion of senior secured debt was $8.0 million. The outstanding balance on the $16.0 million LLCP debt was repaid during the first quarter of 2001. In addition, during the first quarter of 2001, the Company made a $4.0 million principal prepayment on the remaining outstanding LLCP debt, incurring $200,000 in prepayment penalties and waiver fees. The outstanding balance of Term B debt at December 31, 2002 was $21.8 million.

In March 2002, the Company and LLCP entered into an additional series of agreements under which LLCP provided additional funding to enable the Company to acquire MFN Financial Corporation. Under the March 2002 agreements, the Company borrowed $35 million from LLCP as a Bridge Note (Bridge Note) and approximately $8.5 million ("Term C") on a deemed principal amount of approximately $11.2 million. The Bridge Note requires principal payments of $2.0 million a month, which began in June 2002, with a final balloon payment in the amount of $17.0 million, which was made pursuant to the terms of the Bridge Note in February 2003. The Term C Note repayment schedule is based on the performance of a certain securitized pool. As the subordinated Note of the pool is repaid from the Trust, principal payments are due on the Term C Note. The maturity date of the Term C Note is March 2008. Interest is due monthly on the Bridge Note at a rate of 13.5% per annum and on the Term C Note at a rate of 12.0% per annum. In connection with the March 2002 agreements and the acquisition of MFN, the Company paid LLCP a structuring fee of $1.75 million and an investment banking fee of $1.0 million, and paid LLCP's out-of-pocket expenses of approximately $315,000. In addition, the Company paid LLCP certain other fees and interest amounting to $426,181. Approximately $1.4 million of the fees and other amounts paid to LLCP were deferred as financing costs and are being amortized over the life of the related debt. The remaining fees and other costs were included in the purchase price of MFN. At December 31, 2002, there was $21.0 million and $7.3 million principal outstanding on the Bridge Note and Term C, respectively.

During the year ended December 31, 1997 the Company acquired CPS Leasing, Inc. At December 31, 2002 and 2001, CPS Leasing, Inc., had borrowings to banks of $673,000 and $1.6 million, respectively.


At the time of the Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears.


With respect to all borrowings listed above, the Company was in compliance with all related financial covenants as of December 31, 2002. Such covenants relate primarily to financial reporting requirements, restricted payments and certain ratios as defined in the various debt agreements.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The following table summarizes the amount of senior secured, subordinated and related party debt maturing over the next 5 years and thereafter as of December 31, 2002:

                                                                  PRINCIPAL
                                                                    AMOUNT
                                                                   ---------
                                                                (IN THOUSANDS)
2003 ................................................              $ 43,810
2004 ................................................                38,500
2005 ................................................                    --
2006 ................................................                14,000
2007 ................................................                    --
Thereafter ..........................................                 7,262
                                                                   ---------
       Total ........................................              $103,572
                                                                   =========


(9) SHAREHOLDERS' EQUITY


COMMON STOCK


Holders of common stock are entitled to such dividends as the Company's Board of Directors, in its discretion, may declare out of funds available, subject to the terms of any outstanding shares of preferred stock and other restrictions. In the event of liquidation of the Company, holders of common stock are entitled to receive, pro rata, all of the assets of the Company available for distribution, after payment of any liquidation preference to the holders of outstanding shares of preferred stock. Holders of the shares of common stock have no conversion or preemptive or other subscription rights and there are no redemption or sinking fund provisions applicable to the common stock.


The Company is required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines, senior debt, subordinated debt, and related party debt. The covenants restrict the payment of certain distributions, including dividends (See Note 8.).


Included in common stock at December 31, 2002 and 2001, is additional paid in capital related to the valuation of certain stock options as required by Financial Interpretation No. 44 ("FIN 44"). Based on the adoption of FIN 44, common stock increased by $1,177,000 at December 31, 2002, of which $1,196,000 relates to the effect of options and $(19,000) relates to deferred compensation. In 2001, common stock decreased by $77,000, of which $280,000 relates to the effect of options and $(357,000) relates to deferred compensation.


STOCK PURCHASES


During 2000, the Company's Board of Directors authorized the Company to purchase up to $5 million of Company securities. In October 2002, the Board of Directors authorized the purchase of an additional $5 million of outstanding debt or equity securities. As of December 31, 2002, the Company had purchased $3.0 million in principal amount of the notes, and $2.6 million of its common stock, representing 1,592,611 shares.


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

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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


At December 31, 2002, there were a total of zero additional shares available for grant under the 1997 Plan, as described below. Of the options outstanding at December 31, 2002, 2001 and 2000, 920,101, 1,715,767, and 1,532,590,
respectively, were then exercisable, with weighted-average exercise prices of $1.30, $0.84, and $0.63, respectively.


Stock option activity during the periods indicated is as follows:

                                                    NUMBER OF   WEIGHTED-AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                     ------      --------------
                                                         (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
Balance at December 31, 1999                          3,022      $       0.64
     Granted.................................           833              1.70
     Exercised...............................            53              0.63
     Canceled................................           298              1.02
                                                 ----------      ------------
Balance at December 31, 2000                          3,504              0.86
     Granted.................................         1,069              2.55
     Exercised...............................           501              0.63
     Canceled................................           275              1.05
                                                 ----------      ------------
Balance at December 31, 2001                          3,797              1.35
     Granted.................................         1,798              1.55
     Exercised...............................         1,255              0.64
     Canceled................................           313              1.64
                                                 ----------      ------------
Balance at December 31, 2002                          4,027      $       1.64
                                                 ==========      ============

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2002, the Company's Board or Directors approved a program, whereby officers of the Company would be advanced amounts sufficient to enable them to exercise certain of their outstanding options. See Note 13.


At December 31, 2002, the range of exercise prices, the number, weighted-average exercise price and weighted-average remaining term of options outstanding and the number and weighted-average price of options currently exercisable are as follows:

                            OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
----------------------------------------------------------------------------------  ------------------------------
                                                                        WEIGHTED                         WEIGHTED
                                                    WEIGHTED-           AVERAGE                           AVERAGE
                                                        AVERAGE         EXERCISE                         EXERCISE
RANGE OF EXERCISE PRICES                NUMBER         REMAINING       PRICE PER         NUMBER          PRICE PER
      (PER SHARE)                     OUTSTANDING    TERM (YEARS)        SHARE         EXERCISABLE         SHARE
      -----------                     -----------    ------------        -----         -----------         -----
                                                     (IN THOUSANDS, EXCEPT TERM AND PER SHARE DATA)
$ 0.63 - $ 0.63................           725             5.32           $ 0.63             375           $  0.63
$ 0.69 - $ 1.50................         1,808             9.37           $ 1.47              72           $  1.23
$ 1.54 - $ 2.70................         1,242             8.23           $ 1.95             473           $  1.84
$ 4.25 - $ 4.25................           252             8.05           $ 4.25              --               --


Included in the number of options outstanding above are 1,589,200 options the Company has conditionally granted, subject to shareholder approval in 2003 of an increase in the number of shares available for grant under its 1997 Long-Term Incentive Plan, at an exercise price of $1.50. Until and unless such shareholder approval is gained, these options are not outstanding or exercisable. Excluding such options, there would be 620,851 options available for grant.


On November 17, 1998, in conjunction with the issuance of a $25.0 million subordinated promissory note to an affiliate of LLCP, the Company issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005. In April 1999, in conjunction with the issuance of $5.0 million of an additional subordinated promissory note to an affiliate of LLCP, the Company issued additional warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share to LLCP. As part of the purchase agreement, the existing warrants to purchase 3,450,000 shares at $3.00 per share were exchanged for warrants to purchase 3,115,000 shares at a price of $0.01 per share. The aggregate value of the warrants, $12.9 million, which is comprised of $3.0 million from the original warrants issued in November 1998 and $9.9 million from the repricing and additional warrants issued in April 1999, is reported as deferred interest expense to be amortized over the expected life of the related debt, five years. As of December 31, 2002, 1,000 warrants remained unexercised. Such warrants, and the 4,449,000 shares of common stock have upon the exercise of such warrants not been registered for public sale. However, the holder has the right to require the Company register the warrants and common stock for public sale in the future.


Also in November 1998, the Company entered into an agreement with the Note Insurer of its asset-backed securities. The agreement committed the Note Insurer to provide insurance for the securitization of $560.0 million in asset-backed securities, of which $250.0 million remained at December 31, 1998. The agreement provides for a 3% initial Spread Account deposit. As consideration for the agreement, the Company issued warrants to purchase up to 2,525,114 shares of common stock at $3.00 per share, subject to anti-dilution adjustments. The warrants are fully exercisable on the date of grant and expire in November 2003. The value of the warrants, $2.2 million, is included in other assets as deferred securitization expense to be amortized over five years. As of December 31, 2002, the warrants had not been registered for public sale. However, the holder of the warrants has the right to require the Company to register the warrants for public sale in the future.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(10) GAIN (LOSS) ON SALE OF CONTRACTS


The following table presents the components of the net gain (loss) on sale of
Contracts:

                                                       YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                                  2002          2001           2000
                                               ---------      ---------      ---------
                                                           (IN THOUSANDS)
Gain (loss) on sale of Contracts ........      $ 17,480       $ 25,803       $ 18,352
Deferred acquisition fees and discounts .         5,285          2,816            162
Expenses related to sales ...............        (3,682)        (1,549)          (442)
(Provision for) recovery of credit losses        (2,639)         5,695         (1,838)
                                               ---------      ---------      ---------
Net gain (loss) on sale of Contracts ....      $ 16,444       $ 32,765       $ 16,234
                                               =========      =========      =========


(11) INTEREST INCOME


The following table presents the components of interest income:

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               2002         2001         2000
                                             --------     --------     --------
                                                      (IN THOUSANDS)
Interest on Contracts held for sale .....    $32,851      $ 2,249      $ 1,956
Residual interest income, net ...........     15,392       14,648          653
Other interest income ...................        401          308          871
                                             --------     --------     --------
Net interest income .....................    $48,644      $17,205      $ 3,480
                                             ========     ========     ========


(12) INCOME TAXES


Income taxes consist of the following:

                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                           2002           2001            2000
                                        ---------      ---------       ---------
                                                    (IN THOUSANDS)
Current:
  Federal ........................      $(11,295)      $    366        $     --
  State ..........................          (715)          (126)             --
                                        ---------      ---------       ---------
                                         (12,010)           240              --
Deferred:
  Federal ........................        10,867           (277)        (10,458)
  State ..........................         1,428            485          (3,466)
  Change in valuation allowance ..        (3,219)          (448)          3,668
                                        ---------      ---------       ---------
                                           9,076           (240)        (10,256)
                                        ---------      ---------       ---------

      Income taxes (benefit) .....      $ (2,934)      $     --       $ (10,256)
                                        =========      =========      ==========

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The Company's effective tax expense benefit for the years ended December 31, 2002, 2001 and 2000, differs from the amount determined by applying the statutory federal rate of 35% to income (loss) before income taxes as follows:

                                                        YEAR ENDED DECEMBER 31,
                                              ---------------------------------------
                                                 2002           2001          2000
                                              ---------      ---------      ---------
                                                          (IN THOUSANDS)

Expense (benefit) at federal tax rate ..      $  6,116       $    112       $(11,341)
California franchise tax, net of federal
  income tax benefit ...................           459            233         (2,253)
Other ..................................          (196)           103           (330)
Negative Goodwill ......................        (6,094)            --             --
Valuation allowance ....................        (3,219)          (448)         3,668
                                              ---------      ---------      ---------
                                              $ (2,934)      $     --       $(10,256)
                                              =========      =========      =========


The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, are as follows:


                                                             DECEMBER 31,
                                                      --------------------------
                                                        2002             2001
                                                      ---------        ---------
                                                            (IN THOUSANDS)
Deferred Tax Assets:
Accrued liabilities ..........................        $  2,760         $  1,030
Furniture and equipment ......................           2,335               --
Equity investment ............................              82              751
NOL carryforward .............................          36,979           16,522
Minimum tax credit ...........................             334              334
Provision for loan loss ......................           1,383               --
Pension Accrual ..............................           1,063               --
Other ........................................             110              115
                                                      ---------        ---------
    Total deferred tax assets ................          45,046           18,752
Valuation allowance ..........................          (8,563)          (3,219)
                                                      ---------        ---------
                                                        36,483           15,533
Deferred Tax Liabilities:
NIRs .........................................         (13,568)          (8,036)
Debt Forgiveness .............................         (29,629)              --
Furniture and equipment ......................              --              (68)
                                                      ---------        ---------
    Total deferred tax liabilities ...........         (43,197)          (8,104)
                                                      ---------        ---------

    Net deferred tax asset (liability) .......        $ (6,714)        $  7,429
                                                      =========        =========

As part of the purchase of MFN Financial Corporation and its subsidiaries (MFN), CPS acquired certain net operating losses, debt forgiveness, as discussed below, and built in loss assets. Moreover, MFN has undergone an ownership change for purposes of Internal Revenue Code ("IRC") section 382. In general, IRC section 382 imposes an annual limitation on the ability of a loss corporation (i.e., a corporation with a net operating loss ("NOL") carryforward, credit carryforward, or certain built-in losses ("BILs")) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change. During 1999, MFN recorded an extraordinary gain from the discharge of indebtedness related to the emergence from Bankruptcy. This gain was not taxable under IRC section 108. In accordance with the rules under IRC section 108, MFN has reduced certain tax attributes including unused net operating losses and tax basis in certain MFN assets. Deferred taxes have been provided for the estimated tax effect of the future reversing timing differences related to the discharge of indebtedness gain as reduced by the tax attributes. Additionally, the Company has established a valuation allowance of $8.6 million against MFN's deferred tax assets, as it is not more than likely that these amounts will be realized in the future. In

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.


As of December 31, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of $52 million and $59 million, respectively, which are available to offset future taxable income, if any, subject to IRC section 382 limitations, through 2021 and 2011, respectively. In addition, the Company has an alternative minimum tax credit carryforward of approximately $334,000, which is available to reduce future federal regular income taxes, if any, over an indefinite period.


The Company's tax returns are open for audits by various tax authorities. Therefore, from time-to-time there may be differences in opinions with respect to the tax treatment accorded to certain transactions. When, and if, such differences occur and become probable and estimatable, such amounts will be recognized. The Company has historically filed its tax returns on a fiscal year ending March 31, but expects to change its tax fiscal year to a calendar year effective December 31, 2002.


(13) RELATED PARTY TRANSACTIONS


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


Subsequent to the Company's investment in NAB, NAB purchased Mortgage Portfolio Services, Inc. ("MPS") from the Company for $300,000. MPS, formed by the Company in April 1996, is a mortgage broker-dealer based in Texas. In July 1996, NAB formed CARSUSA, Inc. ("CARSUSA"), which purchased, and now owns and operates, a Mitsubishi automobile dealership in Southern California. On June 27, 1997, NAB sold CARSUSA to Charles E. Bradley, Sr. and Charles E. Bradley, Jr., for $1.5 million. Included in other income for the year ended December 31, 2000, are losses of $755,081, which represents the Company's share of NAB's net loss. No such loss is included for the year ended December 31, 2001, as the Company's investment is NAB had been written down to zero in 2000.


RELATED PARTY RECEIVABLES


As of December 31, 2001, the Company had amounts receivable from CARSUSA totaling $669,000. During 2002, the Company determined that such receivable was uncollectible as a result of the sale of CARSUSA to an unaffiliated party and the entire receivable amount was written off. The write off of $669,000 related to the CARSUSA receivable is reflected in the Company's Consolidated Statement of Operations for the year ended December 31, 2002 in general and administrative expenses. The Company purchased 7, 16 and 28 Contracts from CARSUSA, with an aggregate principal balance of approximately $99,996, $233,431 and $414,052, respectively, in 2002, 2001 and 2000.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Stanwich Partners, Inc. is an affiliate of Charles E. Bradley, Sr., former Chairman of the Board of Directors of the Company. The Company was previously party to a consulting agreement with Stanwich Partners, Inc. that called for monthly payments of $6,250 per month. Included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2000, is $12,500 consulting expense related to this consulting agreement. There was no such consulting expense paid in 2002 or 2001.


CPS LEASING, INC. RELATED PARTY DIRECT LEASE RECEIVABLES


Included in other assets recorded in the Company's Consolidated Balance Sheet are direct lease receivables due to CPS Leasing, Inc. from related parties, primarily companies affiliated with the Company's former Chairman of the Board of Directors. Such related party direct lease receivables totaled approximately $2.2 million and $3.1 million at December 31, 2002 and 2001, respectively.


RELATED PARTY DEBT


In June 1997 the Company borrowed $15 million on an unsecured and subordinated basis from Stanwich Financial Services Corp. ("SFSC"), an affiliate of Charles
E. Bradley, Sr., the former Chairman of the Company's Board of Directors. This loan ("RPL") is due 2004, and has a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company may pre-pay the RPL without penalty at any time after three years. At maturity or repayment of the RPL, the holder thereof will have an option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share. The balance of the RPL at December 31, 2002 and 2001, was $15.0 million.


During 1998, the Company borrowed an additional $4 million on an unsecured basis from SFSC. This loan ("RPL2") is due 2004, and has a fixed rate of interest of 12.5% per annum payable monthly beginning December 1998. The Company had the right to pre-pay the RPL2, without penalty, at any time after June 12, 2000. At maturity or repayment of the RPL2, the holder thereof would have the option to convert the entire principal balance of the note, or a portion thereof, into common stock of the Company, at a conversion rate of $3 per share. The balance of the RPL2 was repaid during the first quarter of 2001.


During 1998, the Company borrowed $1.0 million on an unsecured basis from John
G. Poole, a director of the Company. The terms of this note ("RPL3") are the same as the RPL2. The balance of the RPL3 at December 31, 2002 and 2001 was $1.0 million.


During 1999, the Company borrowed $1.5 million on an unsecured basis from SFSC. This loan ("RPL4") is due 2004, has a fixed rate of interest of 14.5% per annum payable monthly beginning October 1999. In conjunction with the issuance of the RPL4, the Company issued warrants to purchase 103,500 shares of the Company's common stock at a price of $0.01 per share. The balance of the RPL4 at December 31, 2002 and 2001 was $1.5 million.


LOANS TO OFFICERS TO EXERCISE CERTAIN STOCK OPTIONS


During 2002, the Company's Board or Directors approved a program under which officers of the Company would be advanced amounts sufficient to enable them to exercise certain of their outstanding options. Such loans were available for a limited period of time, and available only to exercise previously repriced options. The loans are collateralized by the common stock acquired through the exercise of the repriced options, bear interest at a rate of 5.50% per annum, and are due in 2007. At December 31, 2002, there was $478,531 outstanding related to these loans. Such amounts have been recorded as contra-equity in the Shareholders' Equity section of the Company's Consolidated Balance Sheet.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(14) COMMITMENTS AND CONTINGENCIES


LEASES


The Company leases its facilities and certain computer equipment under non-cancelable operating and capital leases, which expire through 2008. Future minimum lease payments at December 31, 2002, under these leases are as follows:

                                                          CAPITAL     OPERATING
                                                        ----------   ----------
                                                            (IN THOUSANDS)
        2003........................................    $      70    $   4,317
        2004........................................           --        3,950
        2005........................................           --        3,872
        2006........................................           --        3,322
        2007........................................           --        2,795
        Thereafter..................................           --        1,748
                                                        ----------   ----------

        Total minimum lease payments................           70    $  20,004
                                                                     ==========

        Less: amount representing interest..........            3
                                                         ---------

        Present value of net minimum lease payments.    $      67
                                                        ==========


Included in furniture and equipment in the accompanying Consolidated Balance Sheet are the following assets held under capital leases at December 31, 2002:


        Furniture and fixtures....................................     $  2,044
        Computer equipment........................................          152
                                                                       ---------
                                                                          2,196
        Less: accumulated depreciation............................        2,082
                                                                       ---------
                                                                       $    114
                                                                       =========

Rent expense for the years ended December 31, 2002, 2001 and 2000, was $4.0 million, $2.6 million, and $3.2 million, respectively.


The Company's facility lease contains certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the term of the lease.


During 2002, 2001 and 2000, the Company received $140,537, $270,486 and
$968,920, respectively, of sublease income, which is included in occupancy expense. Future minimum sublease payments totaled $113,805 at December 31, 2002.


LITIGATION


On May 12, 2000, Jon L. Kunert and Penny Kunert commenced a lawsuit against an automobile dealer, the Company and in excess of 20 other defendants in the Superior Court of California, Los Angeles County. The defendants other than the automobile dealer appear to be various entities ("finance defendants") that may have purchased retail installment contracts from that dealer. The lawsuit alleges that the various finance defendants conspired with the automobile dealer defendant to conceal from motor vehicle purchasers the full cost of credit applicable to their purchases, and seeks a refund of the concealed excess cost. The court subsequently ordered the plaintiffs to file separate lawsuits against each finance defendant. Such a substitute lawsuit was filed against the Company by Angela Hicks, on March 8, 2001. The lawsuits were dismissed with prejudice in September 2001. The dismissal is currently on appeal.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


On November 15, 2000, Denice and Gary Lang commenced a lawsuit against the Company in South Carolina Common Pleas Court, Beaufort County, alleging that they, and a purported nationwide class, were harmed by an alleged failure to refer, in the notice given after repossession of their vehicle, of the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. They seek damages in an unspecified amount.


On July 23, 1997, Elaine McLean commenced a lawsuit in the 134th District Court, Dallas County, Texas against a subsidiary of MFN in the state of Texas alleging deceptive practices related to various loans and the related purchase and sale of insurance. The lawsuit seeks damages in an unspecified amount.


In 2001, the district court denied McLean's motion for class certification. Later that same year, the appellate court denied McLean's appeal of the district court ruling. The appellate court's denial is itself currently on appeal.


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


In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against the Company in a separate action, which is now pending in federal district court in Rhode Island. The Company has filed counterclaims in the Rhode Island federal court against Mr. Pardee. The Company plans to defend this matter and pursue its counterclaims vigorously.


In February 2002, the Company entered into a Term Sheet with Stanwich, the plaintiffs in the Stanwich Case and others, which provides for the Company's release upon its repayment of the amounts concededly owed to Stanwich, all of which amounts have been recorded in the Company's financial statements as indebtedness.


In February 2003, a court-sponsored mediation resulted in an agreement in principle to settle the Stanwich Case (other than with respect to defendant Pardee). The Company believes that the plaintiff's allegations and the cross-claims brought by other defendants referenced above will be dismissed upon final execution of such settlement.


MISSISSIPPI LITIGATION. On September 26, 2001, Maggie Chandler, Bobbie Mike and Mary Ann Benford each commenced a lawsuit against subsidiaries of MFN in the state of Mississippi. Chandler filed in Mississippi state court, county of Leflore. Mike filed in Mississippi state court, county of Humphreys. Benford filed in Mississippi state court, county of Holmes. Plaintiffs in all three cases allege deceptive practices related to various loans and the related purchase and sale of insurance, and seek unspecified damages. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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


(15) EMPLOYEE BENEFITS


The Company sponsors a pretax savings and profit sharing plan (the "401(k) Plan") qualified under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). The Company, may, at its discretion, match 100% of employees' contributions up to $1,000 per employee per calendar year. The Company's contributions to the 401(k) Plan was $213,045 for the year ended December 31, 2000. The Company did not make a matching contribution in 2002 or 2001, other than to employees eligible for the MFN Financial Corporation Retirement Savings Plan. Such contribution amounted to $250,682 for the period from the Merger Date through December 31, 2002. The MFN Financial Corporation Retirement Savings Plan was merged into the Company's 401(k) Plan in February 2003.


The Company also sponsors the MFN Financial Corporation Pension Plan ("the Plan"). The Plan benefits were frozen June 30, 2001. The following table sets forth the funded status of the Plan and amounts recognized in the 2002 Consolidated Financial Statements.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                    DECEMBER 31,
                                                                       2002
                                                                       ----
                                                                    (DOLLARS IN
                                                                     THOUSANDS)

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year ..................   $ 12,223
Service cost .....................................................         --
Interest cost ....................................................        853
Settlements ......................................................       (826)
Actuarial gain ...................................................      2,964
Benefits paid ....................................................     (1,471)
                                                                     ---------
   Projected benefit obligation, end of year .....................   $ 13,743
                                                                     =========

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year .....................   $ 12,013
Return on assets .................................................       (636)
Employer contribution ............................................         --
Benefits paid ....................................................     (1,471)
                                                                     ---------
   Fair value of plan assets, end of year ........................   $  9,906
                                                                     =========

Plan assets were held primarily in cash at December 31, 2002.

RECONCILIATION OF ACCRUED PENSION COST AND TOTAL AMOUNT RECOGNIZED
Funded status of the plan ........................................   $ (3,836)
Unrecognized loss ................................................      2,771
Unrecognized transition asset ....................................       (115)
Unrecognized prior service cost ..................................         --
                                                                     ---------
   Accrued pension cost ..........................................   $ (1,180)
                                                                     =========



WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31, 2002
Discount rate ....................................................       6.50%
Expected return on plan assets ...................................       9.00%
Rate of compensation increase ....................................        N/A

AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEET
Prepaid benefit cost .............................................   $     --
Accrued minimum pension obligation ...............................     (3,836)
Intangible asset .................................................         --
Accumulated other comprehensive income, pretax ...................      2,656
                                                                     ---------
   Net amount recognized .........................................   $ (1,180)
                                                                     =========
TOTAL COST
Service cost .....................................................   $     --
Interest cost ....................................................        853
Expected return on assets ........................................     (1,052)
Amortization of unrecognized loss ................................         --
Amortization of transition obligation ............................        (25)
Amortization of prior service cost ...............................         --
                                                                     ---------
Net periodic pension income ......................................       (224)
Loss due to settlement ...........................................        224
                                                                     ---------
   Total benefit income ..........................................   $     --
                                                                     =========

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS


The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2002 and 2001, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2002 and 2001, were as follows:

                                                                   DECEMBER 31,
                                              ------------------------------------------------------
                                                        2002                          2001
                                              ------------------------    --------------------------
                                                CARRYING                    CARRYING
                                                VALUE OR                    VALUE OR
                                                NOTIONAL        FAIR        NOTIONAL        FAIR
FINANCIAL INSTRUMENT                            Amount          VALUE        AMOUNT         VALUE
--------------------                                        ------------  ------------  ------------
                                                                  (IN THOUSANDS)
Cash......................................    $  32,947     $    32,947   $      2,570  $      2,570
Restricted cash...........................       18,912          18,912         11,354        11,354
Finance receivables, net..................       84,592          84,592             --            --
Residual interest in securitizations            127,170         127,170        106,103       106,103
Related party receivables.................           --              --            669           669
Commitments...............................           --              --          1,350            42
Notes payable.............................          673             673          1,590         1,590
Securitization trust debt                        71,630          71,630             --            --
Senior secured debt.......................       50,072          50,072         26,000        26,000
Subordinated debt.........................       36,000          32,800         36,989        24,791
Related party debt........................       17,500          15,400         17,500        11,974


CASH AND RESTRICTED CASH


The carrying value equals fair value.


FINANCE RECEIVABLES, NET


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

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


COMMITMENTS


The fair value of commitments to purchase contracts from Dealers is determined by purchase commitments from investors and prevailing market rates.


NOTES PAYABLE, SECURITIZATION TRUST DEBT AND SENIOR SECURED DEBT


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


(17) LIQUIDITY


The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from credit enhancements provided by the Company for the financial guaranty insurers (Note Insurers) and Investors, initially made in the form of a cash deposit to an account (Spread Account), and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.


During the years ended December 31, 2002 and 2001, the Company purchased Contracts for resale into securitization transactions. The Company did not sell Contracts in a securitization transaction during 2000 or 1999; however, since November 2000, the Company has been able to purchase Contracts for its own account, which are generally resold into a term securitization transaction, using proceeds from two warehouse lines of credit. These warehouse lines of credit consist of a $125 million floating rate variable funding note facility, and a $75 million floating rate variable funding note facility. These facilities are independent of each other, and are funded and insured by different institutions. Approximately 73.0% and 72.5%, respectively, of the principal balance of Contracts may be advanced to the Company under these facilities, subject to collateral tests and certain other conditions and covenants.


The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and the continued availability of the floating rate variable note purchase facilities. There can be no assurance that the desired level of Contract acquisition can be maintained

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


or increased. Obtaining releases of cash from the Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts in excess of the amended specified levels. There can be no assurance that collections from the related Trusts will generate cash in excess of the amended specified levels.


Certain of the Company's securitization transactions and the CPS Warehouse Trust floating rate floating rate variable note purchase facility contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with these covenants as of the date of this report.


(18) SUBSEQUENT EVENTS


The Company purchased 321,944 shares of its common stock from a former director pursuant to its Board of Directors authorized purchase plan on January 13, 2003 for a total cost of $643,888.


On February 3, 2003, the Company and LLCP entered into an additional series of agreements under which LLCP provided additional funding to the Company. Under the February 2003 agreements, the Company borrowed $25 million from LLCP, net of fees and expenses of $1.05 million, ("Term D"). Term D is due in April 2003, which may be extended to May 2003 with the payment of a $125,000 extension fee, and further extended to January 2004 with the payment of an additional $125,000 fee. Term D is bears interest monthly at rates ranging from 4.0% to 12.0 %, depending on the ultimate term of the note.


In a separate transaction, the Company repaid the Bridge Note on February 21, 2003. See Note 8.


The CPS Warehouse Trust warehouse line of $125 million originally established in March 2002, was renewed and restated on March 6, 2003. Approximately 73% of the principal balance of Contracts may be advanced to the Company under this facility.

                        CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(19) SELECTED QUARTERLY DATA (UNAUDITED)

                                        QUARTER        QUARTER        QUARTER           QUARTER
                                         ENDED          ENDED          ENDED             ENDED
                                       MARCH 31,       JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                       ---------       --------     -------------     ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
   Revenues .....................      $ 13,136       $ 27,216       $ 26,040       $ 25,560
   Income (loss) before income taxes
      and extraordinary item ....        (6,775)         1,279          2,240          3,318
   Extraordinary item ...........        17,412             --             --             --
   Net income ...................        16,431            739          1,300          1,938
   Income (loss) per share
       before extraordinary item:
     Basic ......................      $  (0.05)      $   0.04       $   0.07       $   0.09
     Diluted ....................         (0.05)          0.04           0.06           0.09
   Extraordinary item per share:
     Basic ......................      $   0.90       $     --       $     --       $     --
     Diluted (1) ................          0.90             --             --             --
   Income per share:
     Basic ......................      $   0.85       $   0.04       $   0.07       $   0.09
     Diluted (1) ................          0.85           0.04           0.06           0.09
2001
   Revenues .....................      $ 17,325       $ 16,320       $ 14,271       $ 14,089
   Income (loss) before income taxes        306            241            253           (480)
   Net income (loss) ............           186            241            253           (360)
   Income (loss) per share:
     Basic ......................      $   0.01       $   0.01       $   0.01       $  (0.01)
     Diluted ....................          0.01           0.01           0.01          (0.01)
2000
   Revenues .....................      $    374       $ 13,550       $ 14,256       $  7,771
   Loss before income taxes .....       (17,517)        (3,186)        (1,491)       (10,209)
   Net loss .....................       (11,097)        (3,186)        (1,178)        (6,686)
   Loss per share:
     Basic ......................      $  (0.55)      $  (0.16)      $  (0.06)      $  (0.33)
     Diluted ....................         (0.55)         (0.16)         (0.06)         (0.33)

(1) Diluted extraordinary item per share and net income per share information of $0.80 and $0.76, previously reported in the Company's Form 10-Q filing for the quarterly period ended March 31, 2002, differs from the amounts shown above because the Company previously calculated such amounts incorrectly, by inappropriately including in its calculation 2,373,000 incremental shares attributable to options, warrants and convertible debt in the denominator used in the calculation of the per share information.

         Additionally, the extraordinary item per share and net income per share information of $0.79 and $0.78 for the six-month period ended June 30, 2002, and $0.80 and $0.85 for the nine-month period ended September 30, 2002, incorrectly included 2,584,000 and 1,192,000 incremental shares, respectively, attributable to options, warrants and convertible debt in the denominator used in the calculation of the per share information. The correct extraordinary item per share and net income per share information for the six-month period ended June 30, 2002 was $0.90 and $0.88, and $0.83 and $0.88 for the nine-month period ended September 30, 2002.

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------

2.1 Agreement and Plan of Merger, dated as of November 18, 2001, by and among the Registrant, CPS Mergersub, Inc. and MFN Financial Corporation. (Form 8-K filed on November 19, 2001 by MFN Financial Corporation).
3.1               Restated Articles of Incorporation (Form 10-KSB dated December
                  31, 1995)
3.2               Amended and Restated Bylaws (Form 10-K dated December 31,
                  1997)
4.1 Indenture re Rising Interest Subordinated Redeemable Securities ("RISRS") (Form 8-K filed December 26, 1995)
4.2               First Supplemental Indenture re RISRS (Form 8-K filed December
                  26, 1995)
4.3 Form of Indenture re 10.50% Participating Equity Notes ("PENs") (Form S-3, no. 333-21289)
4.4               Form of First Supplemental Indenture re PENs (Form S-3, no.
                  333-21289)
4.5 Second Amended and Restated Securities Purchase Agreement, dated as of March 8, 2002, by and between Levine Leichtman Capital Partners II, L.P. and the Registrant. (Form 8-K filed on March 25, 2002).
4.5a First Amendment to the Second Amended and Restated Securities Purchase Agreement dated as of March 8, 2002. (Schedule 13D filed with respect to the Company on February 11, 2003).
4.5b Second Amendment to the Second Amended and Restated Securities Purchase Agreement dated as of March 8, 2002. (Schedule 13D filed with respect to the Company on February 11, 2003).
4.6 Secured Senior Note due February 28, 2003 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).
4.7 Second Amended and Restated Secured Senior Note due November 30, 2003 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).
4.8 12.00% Secured Senior Note due 2008 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).
4.8.1 Secured Senior Note dated February 3, 2003, issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Schedule 13D filed with respect to the Company on February 11, 2003).
4.9 Sale and Servicing Agreement, dated as of March 1, 2002, among the Registrant, CPS Auto Receivables Trust 2002-A, CPS Receivables Corp., Systems & Services Technologies, Inc. and Bank One Trust Company, N.A. (Form 8-K filed on March 25,
                  2002).
4.10 Indenture, dated as of March 1, 2002, between CPS Auto Receivables Trust 2002-A and Bank One Trust Company, N.A. (Form 8-K filed on March 25, 2002).
10.1 1991 Stock Option Plan & forms of Option Agreements thereunder (Form 10-KSB dated March 31, 1994)
10.2              1997 Long-Term Incentive Stock Plan (Form 10-K dated March
                  10, 1998)
10.3 Lease Agreement re Chesapeake Collection Facility (Form 10-K dated December 31, 1996)
10.4              Lease of Headquarters Building (Form 10-Q dated September 30,
                  1997)
10.5              Partially Convertible Subordinated Note (Form 10-Q dated
                  September 30, 1997)
10.13 FSA Warrant Agreement dated November 30, 1998 (Form 10-K dated December 31, 1998)
10.29 Warrant to Purchase 1,335,000 Shares of Common Stock (Schedule 13D filed on April 21, 1999)
10.32 Amendment to Master Spread Account Agreement (Form 10-K dated December 31, 1999)
23.1              Consent of independent auditors (filed herewith)