Form 10-K/A
period 2002-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2003-04-30
CIK 889609

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of each exchange on
         Title of each class:                               which registered:
         --------------------                               -----------------
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002) was $23,273,922, based upon the $2.65 per share closing price of the Common Stock on that date, as reported by The Nasdaq Stock Market. The number of shares of the registrant's Common Stock outstanding on April 25, 2003, was 20,245,976.

DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

This Amendment is filed to disclose the information required to be included in
Part III of the annual report on Form 10-K of Consumer Portfolio Services, Inc. (the "registrant" or the "Company") for the year ended December 31, 2002, and to file additional exhibits.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information appearing in Part I of this report under the caption "Executive Officers" is incorporated herein by reference.

Information regarding the directors of the Company appears below:


NAME                            AGE    POSITION(S) WITH THE COMPANY
----                            ---    ----------------------------
Charles E. Bradley, Jr.          43    President, Chief Executive Officer, and
                                       Chairman of the Board of Directors
Thomas L. Chrystie               70    Director
E. Bruce Fredrikson              65    Director
John E. McConnaughy, Jr.         74    Director
John G. Poole                    60    Vice Chairman of the Board of Directors
William B. Roberts               65    Director
John C. Warner                   55    Director
Daniel S. Wood                   44    Director

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

E. BRUCE FREDRIKSON has been a director of the Company since March 2003. He is a Professor of Finance at the Syracuse University School of Management, where he has taught since 1966. Mr. Fredrikson has published numerous papers on topics on the theory and practice of corporate finance. He is also a director of Track Data Corp.

JOHN E. MCCONNAUGHY, JR. has been a director of the Company since 2001. He is the Chairman and Chief Executive Officer of JEMC Corporation. From 1981 to 1992 he was the Chairman and Chief Executive Officer of GEO International Corp, a company in the business of nondestructive testing, screen-printing and oil field services. Mr. McConnaughy was previously and concurrently Chairman and Chief Executive Officer of Peabody International Corp., from 1969 to 1986. He currently serves as a director of Levcor International, Inc., Varsity Brands, Inc., Wave Systems, Inc., Fortune Natural Resources and Overhill Farms, Inc. Mr. McConnaughy is also Chairman of the Board of Trustees of the Strang Clinic and is the Chairman Emeritus of the Board of the Harlem School of the Arts.

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

WILLIAM B. ROBERTS has been a director of the Company since its formation in March 1991. Since 1981, he has been the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts. Mr. Roberts does not currently serve on the board of directors of any other publicly-traded companies.

JOHN C. WARNER was elected a director of the Company in April 2003. Mr. Warner is president and chief executive officer of O'Neill Clothing, a manufacturer and marketer of apparel and accessories. He has held those positions since 1996. Mr. Warner does not currently serve on the board of directors of any other publicly-traded companies.

DANIEL S. WOOD has been a director of the Company since July 2001. Mr. Wood is president and chief executive officer of CTP Carrera, a manufacturer of custom injection moldings. Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of CTP Carrera Corporation. Mr. Wood does not currently serve on the board of directors of any other publicly-traded companies

BANKRUPTCY PROCEEDINGS. In December 2001 Mr. Bradley resigned from his position as chairman of the board of LINC Acceptance Company, LLC ("LINC"). LINC was a limited liability company organized under the laws of Delaware, and its board of members has certain management authority. The operating agreement of LINC designated the chairman of the board of members as LINC's chief executive officer. LINC was a majority-owned subsidiary of the Company, which engaged in the business of purchasing retail motor vehicle installment purchase contracts, and selling such contracts to the Company or other affiliates. LINC ceased operations in the second quarter of 1999. On October 29, 1999, three former employees of LINC filed an involuntary petition in the United States Bankruptcy Court for the District of Connecticut seeking LINC's liquidation under Chapter 7 of the United States Bankruptcy Code. Mr. McConnaughy was the Chairman of the Board of the Excellence Group, LLC, which on January 13, 1999, filed a voluntary petition for in the United States Bankruptcy Court for the District of Connecticut for reorganization under Chapter 11 of the United States Bankruptcy Code. The Excellence Group's subsidiaries produced labels for a variety of customers.


SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company. Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2002 were timely filed, except that Mr. Bradley filed four reports late, relating to a total of 21 transactions.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2002, 2001, and 2000 by the Company's chief executive officer and by the four most highly compensated individuals (such five individuals, the "named executive officers") who were serving as executive officers at December 31, 2002.

SUMMARY COMPENSATION TABLE
     ------------------------------------------- --------------------------- ------------------- --------------
                                                                                 Long Term          All Other
                                                      Compensation for          Compensation      Compensation
                                                        period shown             Awards (1)          ($) (2)
     ------------------------------------------- --------------------------- -------------------
      Name and Principal Position      Year      Salary ($)       Bonus ($)      Options/SARs
     ------------------------------- --------- ------------- ---------------- ------------------ --------------
      CHARLES E. BRADLEY, JR.          2002         600,000         850,000             185,000            450
      President & Chief                2001         565,000       1,100,000             166,666            846
      Executive Officer                2000         525,000         750,000             333,333          1,446
     ----------------------------------------------------------------------------------------------------------
      NICHOLAS P. BROCKMAN             2002         222,000         174,792              25,000            450
      Senior Vice President -          2001         206,000         117,000              20,000            692
      Collections                      2000         165,000         116,000              10,000          1,292
     ----------------------------------------------------------------------------------------------------------
      CURTIS K. POWELL                 2002         222,000         154,734              25,000            450
      Senior Vice President -          2001         206,000         124,000              20,000            830
      Originations                     2000         191,000         105,000              10,000          1,430
     ----------------------------------------------------------------------------------------------------------
      WILLIAM L. BRUMMUND, JR.         2002         196,000         144,452              25,000            450
      Senior Vice President -          2001         172,000         100,000              20,000            702
      Administration                   2000         161,000          89,000              10,000          1,302
     ----------------------------------------------------------------------------------------------------------
      ROD RIFAI                        2002         190,000         117,990              48,000            450
      Senior Vice President -          2001         335,000          44,000              52,500            183
      Marketing (3)                    2000         373,000               -               2,500              -
     ----------------------------------------------------------------------------------------------------------

(1) Number of shares that might be purchased upon exercise of options that were granted in the period shown.
(2) Amounts in this column represent (a) any Company contributions to the Employee Savings Plan (401(k) Plan), and (b) premiums paid by the Company for group life insurance, as applicable to the named executive officers. Company contributions to the 401(k) Plan were $600 per individual in 2000, and zero in 2001 and 2002.
(3) Mr. Rifai became an executive officer as Senior Vice President - Marketing, in July 2001. All of the salary amount for 2000 and $228,000 of the salary amount for 2001 represents salary and commissions earned while Mr. Rifai was serving as a regional vice president for CPS Marketing, Inc., a subsidiary of the Company.


OPTION AND SAR GRANTS

The Company in the year ended December 31, 2002, did not grant any stock appreciation rights to any of the named executive officers. The Company has from time to time granted options to substantially all of its management and marketing employees, and did so in July 2002. The grants approved in July 2002 would cause the limitations of the Company's 1997 Long-Term Incentive Plan to be exceeded. The grants from July 2002, therefore, with respect to an aggregate of 1,589,200 shares, were made contingent on shareholder approval of an increase in the maximum number of shares that may be issued under the Plan. All of the 2002 grants to the named executive officers are contingent on shareholder approval of such amendment. Messrs. Brockman. Powell and Brummund received contingent grants with respect to 25,000 shares, Mr. Rifai received a contingent grant with respect to 48,000 shares, and the chief executive officer received a contingent grant with respect to 185,000 shares. All such options are exercisable, if at all, at $1.50 per share, and all are scheduled to become exercisable in five equal annual increments, from 2003 through 2007.

-------------------------------------------------------------------------------------------------------
                                                                                Potential Realizable
                                                                               Value at Assumed Annual
                                                                                       Rates
                                                                                  of Stock Price
                OPTIONS/GRANTS IN LAST FISCAL YEAR -                           Appreciation for Option
                         INDIVIDUAL GRANTS                                             Term
------------------------------------------------------------------------------------------------------------------
                              Number of      Percent of
                                Shares     Total Options Exercise
                              Underlying    Granted to   or Base
                               Options       Employees    Price     Expiration
      Name                     Granted        in 2002   ($/Share)      Date         5% ($)      10% ($)   NOTES
------------------------------------------------------------------------------------------------------------------
 Charles E. Bradley, Jr.        185,000       10.29%      $1.50         7/23/12      174,518    442,264    (1)

------------------------------------------------------------------------------------------------------------------
 Nicholas P. Brockman            25,000        1.39%      $1.50         7/23/12       23,584     59,765    (1)

------------------------------------------------------------------------------------------------------------------
 Curtis K. Powell                25,000        1.39%      $1.50         7/23/12       23,584     59,765    (1)

------------------------------------------------------------------------------------------------------------------
 William L. Brummund, Jr.        25,000        1.39%      $1.50         7/23/12       23,584     59,765    (1)

------------------------------------------------------------------------------------------------------------------
 Rod Rifai                       48,000        2.67%      $1.50         7/23/12       45,280    114,749    (1)

------------------------------------------------------------------------------------------------------------------

(1) Becomes exercisable in five equal installments on each January 1, 2003-2007, provided however that these options have been granted subject to shareholder approval, which will be sought at the 2003 annual meeting of shareholders.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

The following table sets forth, as of December 31, 2002, and for the year then ended, the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the value of all unexercised options held by such persons. Each option referred to in the table was granted under the Company's 1991 Stock Option Plan, or under the 1997 Long-Term Incentive Stock Plan, at an option price per share no less than the fair market value per share on the date of grant.

===================================================================================================
                                                                  Value of Unexercised In-the-Money
                                   Number of Unexercised Options at           Options
                                         December 31, 2002             at December 31, 2002 (1)

      Name                          Exercisable     Unexercisable  Exercisable ($) Unexercisable ($)
---------------------------------------------------------------------------------------------------
 Charles E. Bradley, Jr.                283,334          285,399          96,334           199,986
---------------------------------------------------------------------------------------------------
 Nicholas P. Brockman                     4,000           54,900           1,360            51,804
---------------------------------------------------------------------------------------------------
 Curtis K. Powell                        71,000           67,000          99,515            69,530
---------------------------------------------------------------------------------------------------
 William L. Brummund, Jr.                 4,000           48,700           1,360            42,721
---------------------------------------------------------------------------------------------------
 Rod Rifai                               23,500           94,500          24,165            65,705
===================================================================================================

(1) Valuation based on the last sales price on December 31, 2002 of $2.09 per share, as reported by Nasdaq.


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

DIRECTOR COMPENSATION

During the year ended December 31, 2002, the Company paid all directors, excluding Mr. Bradley, a retainer of $1,000 per month and an additional fee of $1,000 PER DIEM for attendance at meetings ($500 for committee meetings or telephonic meetings). Mr. Bradley, Jr., received no additional compensation for his service as a director. In July 2002, the Board adopted as a policy that non-employee directors should ordinarily be granted options to purchase 30,000 shares of the Company's stock upon first joining the Board, and options with respect to 10,000 shares on an annual basis. Pursuant to that policy, and recognizing that Mr. McConnaughy and Mr. Wood had first joined the Board in 2001, the Board granted to Mr. McConnaughy and Mr. Wood each an option to purchase up to 30,000 shares of the Company's common stock at $1.50 per share, which was the then-prevailing market price, and to each director other than Mr. Bradley an option to purchase up to 10,000 shares of the Company's common stock at $1.50 per share. In January 2003, the Board increased the monthly retainer from $1,000 to $2,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth the number and percentage of shares of CPS Common Stock (its only class of voting securities) owned beneficially as of April 24, 2003, by (i) each person known to CPS to own beneficially more than 5% of the outstanding Common Stock, (ii) each director, nominee or named executive officer of CPS, and (iii) all directors, nominees and executive officers of CPS as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. The address of Messrs. Bradley, Jr., Brockman, Brummund, Jr., Powell and Rifai is c/o Consumer Portfolio Services, Inc., 16355 Laguna Canyon Road, Irvine, CA 92618.

                                                                                  Amount and Nature
                                                                                    of Beneficial     Percent
Name and Address of Beneficial Owner                                                Ownership (1)     of Class
------------------------------------                                                -------------     --------
Charles E. Bradley, Jr. .........................................................       2,723,931 (2)   13.2%
Thomas L. Chrystie...............................................................         192,100        0.9%
    P.O. Box 640, Wilson, WY 83014
E. Bruce Fredrikson..............................................................               0        0.0%
    34437 N. 93rd Place, Scottsdale, AZ 85262
John E. McConnaughy, Jr..........................................................         200,337        1.0%
    Atlantic Capital Partners, 3 Parkland Drive, Darien, CT 06820
John G. Poole....................................................................         677,193 (3)    3.3%
   1 Rye Road, Port Chester, NY 10573
William B. Roberts...............................................................       1,073,982        5.3%
    Monmouth Capital Corp., 126 East 56th Street, New York, NY 10022
John C. Warner...................................................................               0        0.0%
    17 Pasteur, Irvine, CA 92618
Daniel S. Wood...................................................................          40,000        0.2%
    600 Depot St., Latrobe, PA 05650
Nicholas P. Brockman.............................................................         186,191        0.9%
William L. Brummund, Jr..........................................................         173,873        0.9%
Curtis K. Powell.................................................................         162,716        0.8%
Rod Rifai........................................................................          39,359        0.2%
All directors, nominees and executive officers combined (16 persons)                    5,628,376 (4)   26.4%
Charles E. Bradley, Sr...........................................................       1,931,819 (5)    9.5%
    Stanwich Partners, Inc., 62 Southfield Avenue, Stamford, CT 06902
Levine Leichtman Capital Partners II, L.P........................................       4,553,500 (6)   22.5%
    335 North Maple Drive, Suite 240, Beverly Hills, CA 90210
FSA Portfolio Management Inc. ...................................................       1,702,334 (7)    7.8%


(1) Includes certain shares that may be acquired within 60 days after April 24, 2003 from the Company upon exercise of options, as follows: Mr. Bradley, Jr., 403,582 shares; Mr. Chrystie, 10,000 shares; Mr. McConnaughy, 40,000 shares; Mr. Poole, 40,000 shares; Mr. Roberts, 10,000 shares; Mr. Wood, 40,000 shares; Mr. Brockman, 29,100 shares; Mr. Brummund, 25,100 shares; Mr. Powell, 97,000 shares; and Mr. Rifai, 36,100 shares. Shares deemed held by officers include shares underlying certain options that are contingent on shareholder approval, which will be sought at the Company's 2003 annual meeting of shareholders.

(2) Includes 1,058,818 shares held by trusts of which Mr. Bradley is the co-trustee, and as to which shares Mr. Bradley has shared voting and investment power. One such trust holds 211,738 shares for the benefit of Mr. Bradley. The co-trustee, who has shared voting and investment power as to all such shares (representing 5.4% of outstanding shares), is Kimball Bradley, whose address is 11 Stanwix Street, Pittsburgh, PA 15222.
(3) Includes 333,333 shares issuable upon conversion of $1,000,000 of Company debt held by the named person.
(4) Includes 1,703,034 shares that may be acquired within 60 days after April 24, 2003, upon exercise of options and conversion of convertible securities.
(5) Includes 207,490 shares owned by the named person's spouse, as to which he has no voting or investment power, and 697,791 shares owned by two corporations (Stanwich Financial Services Corp. and Stanwich Partners, Inc.) of which the named person is controlling stockholder, president and a director.
(6) Comprises 4,552,500 issued shares and 1,000 shares that are issuable upon exercise of an outstanding warrant.
(7) Represents shares issuable upon exercise of a presently exercisable warrant.

ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS

CPS LEASING. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL"). The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the President and a director of the Company. CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term. CPSL financed its purchases of the equipment that it leases to others through either of two lines of credit. Amounts borrowed by CPSL under one of those two lines of credit have been guaranteed by the Company. As of March 31, 2003, the total amount outstanding under the two lines of credit was approximately $504,000, of which the Company had guarantied approximately $180,000. The Company has also financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit. The aggregate amount of advances made by the Company to CPSL as of March 31, 2003, is approximately $2.0 million. The advances related to operations bear interest at the rate of 8.5% per annum. The advances related to the fraction of the purchase price of leased equipment are not interest bearing.

CARS USA. In the ordinary course of its business operations, the Company from time to time purchases retail automobile installment contracts from an automobile dealer, Cars USA, which until August 2002 was owned by a corporation of which Mr. Bradley, Sr., and Mr. Bradley, Jr., are the principal shareholders. During the year 2002 and prior to the date of sale, the Company purchased 16 such contracts, with an aggregate principal balance of approximately $233,431 All such purchases were on the Company's normal business terms. Cars USA is indebted to the Company in the amount of approximately $669,000 as of December 31, 2002. Cars USA ceased operations in August 2002, and has no apparent ability to repay its debt.

LEVINE LEICHTMAN. At December 31, 2001, the Company was indebted to Levine Leichtman Capital Partners II, L.P. ("LLCP") in the amount of approximately $26 million. Such debt (the "Term B Notes") is due November 2003, and bears interest at 14.50% per annum. The interest rate is subject to increase by 2.0% in the event of a default by the Company.

In March 2002, the Company and LLCP entered into a series of agreements under which LLCP provided additional funding to enable the Company to acquire MFN Financial Corporation. Under the March 2002 agreements, the Company borrowed $35 million from LLCP as "Bridge Notes," bearing interest at 13.50% per annum and due February 2003, and approximately $8.5 million as "Term C Notes," bearing interest on a deemed principal amount of approximately $11.2 million at 12.00% per annum and due in March 2008. At December 31, 2002, the Company was indebted to LLCP in the amount of approximately $50.1 million, comprising $21,8 million of the Term B Notes, $21.0 million of the Bridge Notes, and $7.3 million of the Term C Notes. The Bridge Notes were paid in full on February 21, 2003.

The Company borrowed an additional $25 million (the "Term D Notes" ) from LLCP on February 3, 2003. The Term D Notes are due April 30, 2003; provided, however, that the Company by payment of two successive extension fees, each in the amount of $125,000, may extend the maturity to May 31, 2003 and January 14, 2004. The Term D Notes bear interest at pre-determined rates that are 4.00% to 5.14% per annum for the months of February through June 2003, and thereafter 12.00% per annum. In connection with the issuance and sale of the Term D Notes, the Company paid LLCP a structuring fee of $1,000,000, and paid LLCP's out-of-pocket expenses of approximately $50,000.

The Term B Notes include terms that require partial prepayment, in amounts representing a portion of cash releases from the Company's securitized pools. One effect of such prepayment provisions is that it is not possible to predict with assurance the amount of interest and principal that the Company will pay to LLCP in any given year; however, the Company's payments on its indebtedness to LLCP in the year 2002 comprised $22.2 million of principal and $7.8 million of interest. In connection with the March 2002 agreements and the acquisition of MFN Financial Corporation, the Company paid LLCP a structuring fee of $1.75 million and an investment banking fee of $1.0 million, and paid LLCP's out-of-pocket expenses of approximately $315,000. In addition, the Company paid LLCP certain other fees and interest amounting to $426,181. All of the Company's indebtedness to LLCP is secured by a blanket security interest in favor of LLCP. The terms of the transactions between the Company and LLCP were determined by negotiation.

SFSC. At December 31, 2002, the Company was indebted to Stanwich Financial Services Corp. ("SFSC") in the principal amount of $16.5 million. SFSC is a corporation wholly-owned by Stanwich Holdings, Inc., which in turn is wholly-owned by Charles E. Bradley, Sr. Mr. Bradley, Sr. holds in excess of 5% of the Company's common stock, is the father of the Company's president, Charles
E. Bradley, Jr., and was the chairman of the Company's Board of Directors from March 1991 until June 2001. The Company pays interest monthly with respect to its debt to SFSC. Such interest payments totaled $1.6 million in 2002, and are estimated to be the same for the current year. In June 2001 SFSC filed for reorganization under the Bankruptcy Code, in the United States Bankruptcy Court for the District of Connecticut. The Company also throughout 2002 was indebted to John G. Poole, a director, in the principal amount of $1,000,000, and paid interest monthly with respect to that debt. Such interest payments totaled $125,000 in 2002, and are estimated to be the same in the current year.

EMPLOYEE INDEBTEDNESS. To assist certain officers in exercising stock options, the Company or the subsidiary has lent to such officers the exercise price of options such officers exercised in May and July 2002. The loans are fully secured by common stock of the Company, bear interest at 5% per annum and are due in 2007. The chief executive officer (Mr. Bradley), one other executive officer (Mr. Brockman) and five officers other than executive officers borrowed money on those terms. The highest balances of the loans for the period January 1, 2002 through April 15, 2003, were $350,000 for Mr. Bradley and $45,000 for Mr. Brockman, which were the balances as of April 15, 2003, inclusive of accrued interest. As a result of recent legislation, the Company has ceased providing any loans to its executive officers.

FSA. In November 2000 the Company entered into a revolving note purchase facility, using the proceeds of sale of such notes to purchase automotive receivables. That facility was extended through July 2002, and was renewed for a one-year term in January 2003. Financial Security Assurance Inc. ("FSA"), which is the beneficial holder of in excess of 5% of the Company's stock, issued a financial guaranty insurance policy with respect to all payments of principal and interest called for by such notes, for which FSA receives fees and insurance premiums. FSA has also issued financial guaranty insurance policies with respect to payments of interest and principal due under specified asset-backed securities sponsored by the Company and issued at various times since 1994, including transactions in September 2001 and March 2002, for which it also receives fees and insurance premiums. The amounts of such fees and premiums have been determined by negotiation between the Company and FSA.

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


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a) 1. The following financial statements were filed as a part of this report on April 30, 2003, and are unchanged by this amendment:
Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002,
  2001, and 2000
Consolidated Statements of Comprehensive Income (Loss) for the years ended
  December 31, 2002, 2001, and 2000
Consolidated Statements of Shareholders' Equity for the years ended December 31,
  2002, 2001, and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002,
  2001, and 2000
Notes to Consolidated Financial Statements for the years ended December 31,
  2002, 2001, and 2000

2. No financial statement schedules are filed as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the related notes. Separate financial statements of the Company have been omitted as the Company is primarily an operating company and its subsidiaries are wholly owned and do not have minority equity interests and/or indebtedness to any person other than the Company in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end Consolidated Balance Sheet.
3. The exhibits listed below are filed as part of this report, whether filed herewith or incorporated by reference to an exhibit filed with the report identified in the parentheses following the description of such exhibit. Unless otherwise indicated, each such identified report was filed by or with respect to the registrant.

2.1 Agreement and Plan of Merger, dated as of November 18, 2001, by and among the Registrant, CPS Mergersub, Inc. and MFN Financial Corporation. (Form 8-K filed on November 19, 2001 by MFN Financial Corporation).
2.2 Agreement and Plan of Merger, dated as of March 31, 2003, by and among the Registrant, CPS Mergersub, Inc. and TFC Enterprises, Inc. (Form 8-K filed on April 1, 2003 by
                  TFC Enterprises, Inc.).
3.1               Restated Articles of Incorporation (Form 10-KSB dated December
                  31, 1995).
3.2               Amended and Restated Bylaws (Form 10-K dated December 31,
                  1997).
4.1 Indenture re Rising Interest Subordinated Redeemable Securities ("RISRS") (Form 8-K filed December 26, 1995).
4.2               First Supplemental Indenture re RISRS (Form 8-K filed December
                  26, 1995).

4.3 Form of Indenture re 10.50% Participating Equity Notes ("PENs") (Form S-3, no. 333-21289).
4.4               Form of First Supplemental Indenture re PENs (Form S-3, no.
                  333-21289).
4.5 Second Amended and Restated Securities Purchase Agreement, dated as of March 8, 2002, by and between Levine Leichtman Capital Partners II, L.P. and the Registrant. (Form 8-K filed on March 25, 2002).
4.5a First Amendment to the Second Amended and Restated Securities Purchase Agreement dated as of March 8, 2002. (Schedule 13D filed with respect to the Company on February 11, 2003).
4.5b Second Amendment to the Second Amended and Restated Securities Purchase Agreement dated as of March 8, 2002. (Schedule 13D filed with respect to the Company on February 11, 2003).
4.6 Secured Senior Note due February 28, 2003 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).
4.7 Second Amended and Restated Secured Senior Note due November 30, 2003 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).
4.8 12.00% Secured Senior Note due 2008 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).
4.8.1 Secured Senior Note dated February 3, 2003, issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Schedule 13D filed with respect to the Company on February 11, 2003).
10.1 1991 Stock Option Plan & forms of Option Agreements thereunder (Form 10-KSB dated March 31, 1994).
10.2              1997 Long-Term Incentive Stock Plan (Form 10-K dated March
                  10, 1998).
10.3 Lease Agreement re Chesapeake Collection Facility (Form 10-K dated December 31, 1996).
10.4              Lease of Headquarters Building (Form 10-Q dated September 30,
                  1997).
10.5              Partially Convertible Subordinated Note (Form 10-Q dated
                  September 30, 1997).
10.13 FSA Warrant Agreement dated November 30, 1998 (Form 10-K dated December 31, 1998).
10.29 Warrant to Purchase 1,335,000 Shares of Common Stock (Schedule 13D filed on April 21, 1999).
10.32 Amendment to Master Spread Account Agreement (Form 10-K dated December 31, 1999).
10.33 Sale and Servicing Agreement dated as of March 7, 2002 among CPS Warehouse Trust, as Purchaser, Consumer Portfolio Services, Inc., as Seller and Servicer, Systems & Services Technologies, Inc., as Backup Servicer and Bank One Trust Company, N.A., as Standby Servicer and Trustee (filed herewith).
10.34 Amendment No. 1 dated as of April 18, 2002 to Sale and Servicing Agreement dated as of March 7, 2002 among CPS Warehouse Trust, as Purchaser, Consumer Portfolio Services, Inc., as Seller and Servicer, Systems & Services Technologies, Inc., as Backup Servicer and Bank One Trust Company, N.A., as Standby Servicer and Trustee. (filed herewith).
10.35 Omnibus Amendment Agreement containing Amendment No. 2 to the Sale and Servicing Agreement and Supplemental Indenture No. 1 dated as of July 25, 2002 among CPS Warehouse Trust, as Purchaser and Issuer, Consumer Portfolio Services, Inc., as Seller and Servicer, Systems & Services Technologies, Inc., as Backup Servicer, Bank One Trust Company, N.A., as Standby Servicer and Trustee and Westdeutsche Landesbank Girozentrale, as Agent. (filed herewith).
10.36 Second Omnibus Amendment Agreement containing Amendment No. 3 to the Sale and Servicing Agreement and Supplemental Indenture No. 2 dated as of October 31, 2002 among CPS Warehouse Trust, as Purchaser and Issuer, Consumer Portfolio Services, Inc., as Seller and Servicer, Systems & Services Technologies, Inc., as Backup Servicer, Bank One Trust Company, N.A., as Standby Servicer and Trustee and WestLB AG, as Agent. (filed herewith).

10.37 Amendment No. 4 dated as of December 10, 2002 to Sale and Servicing Agreement dated as of March 7, 2002 among CPS Warehouse Trust, as Purchaser, Consumer Portfolio Services, Inc., as Seller and Servicer, Systems & Services Technologies, Inc., as Backup Servicer and Bank One Trust Company, N.A., as Standby Servicer and Trustee and WestLB AG, as Agent. (filed herewith).
10.38 Amendment No. 5 dated as of March 6, 2003 to Sale and Servicing Agreement dated as of March 7, 2002 among CPS Warehouse Trust, as Purchaser, Consumer Portfolio Services, Inc., as Seller and Servicer, Systems & Services Technologies, Inc., as Backup Servicer and Bank One Trust Company, N.A., as Standby Servicer and Trustee and WestLB AG, as Agent.(filed herewith).
10.39 Indenture dated as of March 7, 2002 between CPS Warehouse Trust, as Issuer and Bank One Trust Company, N.A., as Trustee. (filed herewith).
10.40 Sale and Servicing Agreement dated as of January 9, 2003 among CPS Funding LLC, as Purchaser, Consumer Portfolio Services, Inc., as Seller and Servicer, Systems & Services Technologies, Inc., as Backup Servicer and Bank One Trust Company, N.A., as Standby Servicer and Trustee. (filed herewith).
10.41 Amendment No. 1 dated as of April 15, 2003 to Sale and Servicing Agreement dated as of January 9, 2003 among CPS Funding LLC, Consumer Portfolio Services, Inc., Systems & Services Technologies, Inc., and Bank One Trust Company, N.A. (filed herewith).
10.42 Indenture dated as of January 9, 2003 between CPS Funding LLC, as Issuer and Bank One Trust Company, N.A., as Trustee. (filed herewith).
23.1 Consent of independent auditors (filed as part of this report on March 26, 2003).

(b) Reports on Form 8-K

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


                                 CONSUMER PORTFOLIO SERVICES, INC. (Registrant)

April 30, 2003                   By:      /S/ CHARLES E. BRADLEY, JR.
                                          ---------------------------
                                 Charles E. Bradley, Jr., President

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



April 30, 2003                      By:   /s/ Charles E. Bradley, Jr.
                                          --------------------------------------
                                          Charles E. Bradley, Jr.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

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


April 30, 2003                By:   /s/ David N. Kenneally
                                    --------------------------------------------
                                    David N. Kenneally, CHIEF FINANCIAL OFFICER