Form 10-Q
period 2003-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2003-05-15
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 12, 2003 the registrant had 20,219,476 common shares outstanding.
================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 2003
         and December 31, 2002............................................     3
         Condensed Consolidated Statements of Operations and
         Comprehensive Income for the three-month periods ended
         March 31, 2003 and 2002 ..........................................    4
         Condensed Consolidated Statements of Cash Flows for the
         three-month periods ended March 31, 2003 and 2002 ................    5
         Notes to Condensed Consolidated Financial Statements..............    6
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................   20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........   32
Item 4.  Controls and Procedures...........................................   33


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   33
Item 6.  Exhibits and Reports on Form 8-K..................................   34
Signatures.................................................................   34
Certifications.............................................................   35

ITEM 1.  FINANCIAL STATEMENTS

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                        MARCH 31,  DECEMBER 31,
                                                          2003         2002
                                                       ----------   ----------
                                     ASSETS
Cash                                                   $  41,456    $  32,947
Restricted cash                                           17,782       18,912

Finance receivables, net                                  81,700      110,420
Less: Allowance for finance credit losses                (19,840)     (25,828)
                                                       ----------   ----------
Finance receivables                                       61,860       84,592

Servicing fees receivable                                  3,729        3,407
Residual interest in securitizations                     127,112      127,170
Furniture and equipment, net                               1,438        1,612
Deferred financing costs                                   1,940        1,671
Deferred interest expense                                  2,026        2,695
Other assets                                              16,230       12,442
                                                       ----------   ----------
                                                       $ 273,573    $ 285,448
                                                       ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                  $  16,961    $  18,132
Tax liabilities, net                                       7,009        8,800
Capital lease obligation                                      41           67
Notes payable                                                504          673
Securitization trust debt                                 54,165       71,630
Senior secured debt                                       53,308       50,072
Subordinated debt                                         35,996       36,000
Related party debt                                        17,500       17,500
                                                       ----------   ----------
                                                         185,484      202,874

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                   --           --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                  --           --
Common stock, no par value; authorized
   30,000,000 shares; 20,239,176 and 20,528,270
   shares issued and outstanding at March 31,
   2003 and December 31, 2002, respectively               63,017       63,929
Retained earnings                                         26,875       20,597
Comprehensive loss - minimum pension benefit
   obligation, net                                        (1,594)      (1,594)
Deferred compensation                                       (209)        (358)
                                                       ----------   ----------
                                                          88,089       82,574
                                                       ----------   ----------
                                                       $ 273,573    $ 285,448
                                                       ==========   ==========

See accompanying Notes to Condensed Consolidated Financial Statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ---------------------

                                                           2003         2002
                                                         ---------   ---------
REVENUES:
Net gain on sale of contracts                            $  4,555    $  1,772
Interest income                                             9,328       7,744
Servicing fees                                              4,602       3,390
Other income                                                4,062         230
                                                         ---------   ---------
                                                           22,547      13,136
                                                         ---------   ---------

EXPENSES:
Employee costs                                              8,447       8,462
General and administrative                                  4,033       4,404
Interest                                                    5,530       4,431
Marketing                                                     965       1,485
Occupancy                                                     980         841
Depreciation and amortization                                 238         288
                                                         ---------   ---------
                                                           20,193      19,911
                                                         ---------   ---------
Income (loss) before income tax benefit                     2,354      (6,775)
Income tax benefit                                         (3,924)     (5,794)
                                                         ---------   ---------
Income (loss) before extraordinary item                     6,278        (981)
Extraordinary item, unallocated
     negative goodwill                                         --      17,412
                                                         ---------   ---------
Net income                                                  6,278      16,431
                                                         ---------   ---------
Other comprehensive income                                     --          --
                                                         ---------   ---------
Comprehensive income                                     $  6,278    $ 16,431
                                                         =========   =========


Earnings (loss) per share before extraordinary item:
  Basic                                                  $   0.31    $  (0.05)
  Diluted                                                    0.29       (0.05)

Earnings per share, extraordinary item:
  Basic                                                  $     --    $   0.90
  Diluted                                                      --        0.90

Earnings per share after extraordinary item:
  Basic                                                  $   0.31    $   0.85
  Diluted                                                    0.29        0.85

Number of shares used in computing earnings
(loss) per share:
  Basic                                                    20,270      19,286
  Diluted                                                  21,860      19,286

See accompanying Notes to Condensed Consolidated Financial Statements

                                  CONSUMER PORTFOLIO SERVICES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         -----------------------
                                                                            2003         2002
                                                                         ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   6,278    $  16,431
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary gain, excess of assets acquired over purchase price          --      (17,412)
     Depreciation and amortization                                             238          288
     Amortization of deferred financing costs                                  781        2,303
     Provision for (recovery of) credit losses                                  66         (527)
     NIR gains recognized, net                                              (3,301)        (143)
     Loss on sale of furniture and equipment                                    --            5
     Deferred compensation                                                    (140)         843
     Releases of cash from Trusts to Company                                 8,979       16,672
     Initial deposits to spread accounts                                   (10,658)      (1,273)
     Net deposits to spread accounts                                          (775)        (973)
     Decrease in receivables from Trusts and
        investment in subordinated certificates                              5,813       10,678
     Changes in assets and liabilities:
       Restricted cash                                                       1,130        5,603
       Purchases of contracts held for sale                                (87,342)    (145,902)
       Amortization and liquidation of contracts held for sale             110,008      155,327
       Other assets                                                         (3,471)         545
       Accounts payable and accrued expenses                                (1,171)      (8,233)
       Deferred tax asset/liability                                         (1,791)         106
                                                                         ----------   ----------
          Net cash provided by operating activities                         24,644       34,338

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net related party receivables                                                --           (7)
   Purchase of subsidiary, net of cash acquired                                 --      (29,467)
   Purchases of furniture and equipment                                        (35)         (85)
                                                                         ----------   ----------
          Net cash used in investing activities                                (35)     (29,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior secured debt                            25,000       46,242
   Repayment of securitization trust debt                                  (17,465)     (12,011)
   Repayment of senior secured debt                                        (21,764)        (789)
   Repayment of subordinated debt                                               (4)     (22,500)
   Repayment of capital lease obligations                                      (26)        (128)
   Repayment of notes payable                                                 (169)        (238)
   Payment of financing costs                                               (1,050)      (1,037)
   Purchase of common stock                                                   (643)          --
   Exercise of options and warrants                                             21           22
                                                                         ----------   ----------
          Net cash provided by (used in) financing activities              (16,100)       9,561

                                                                         ----------   ----------
Increase in cash                                                             8,509       14,340

Cash at beginning of period                                                 32,947        2,570
                                                                         ----------   ----------
Cash at end of period                                                    $  41,456    $  16,910
                                                                         ==========   ==========

Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for:
        Interest                                                         $   4,258    $   3,733
        Income taxes                                                        (2,132)      (5,683)

Supplemental disclosure of non-cash investing and financing activities:
      Stock compensation                                                      (140)         843

See accompanying Notes to Condensed Consolidated Financial Statements

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize primarily in the business of purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. The Company purchases Contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.


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


                                                                      DECEMBER 31,            MARCH 31,
                                                                         2002      ACTIVITY   2003 (1)
                                                                       ---------  ---------   ---------
                                                                                (IN THOUSANDS)
Severance payments and consulting contracts ........................   $    571   $   (102)   $    469
Facilities closures ................................................      1,995       (296)      1,699
Termination of contracts, leases, services and other obligations ...        323        (98)        225
Acquisition expenses accrued but unpaid ............................         51         --          51
                                                                       ---------  ---------   ---------
     Total liabilities assumed .....................................   $  2,940   $   (496)   $  2,444
                                                                       =========  =========   =========

____________

(1) Approximately $2.4 million of remaining accrual is recorded in the Condensed Consolidated Balance Sheet of the Company at March 31, 2003. The Company believes that this amount provides adequately for anticipated remaining

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


costs related to exiting certain activities of MFN, and that amounts indicated above are reasonably allocated.

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2003 and 2002, include the balance sheet accounts of MFN Financial Corporation as of March 31, 2003 and 2002 and the results of operations subsequent to March 8, 2002, the merger date.

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

The Company has recorded certain purchase accounting adjustments recorded on its Condensed Consolidated Balance Sheet, which are estimates based on available information. In addition, the Company's Condensed Consolidated Statement of Operations for the period ended March 31, 2002 includes an extraordinary gain related to the excess of net assets acquired over purchase price ("negative goodwill") totaling $17.4 million.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                                                                     MARCH 8,
                                                                      2002
                                                                    ---------
                                                                  (IN THOUSANDS)
Cash ............................................................   $ 93,782
Restricted cash .................................................     25,499
Finance Contracts, net ..........................................    186,554
Residual interest in securitizations ............................     32,485
Other assets ....................................................     12,006
                                                                    ---------
        Total assets acquired ...................................    350,326
                                                                    ---------
Securitization trust debt .......................................    156,923
Subordinated debt ...............................................     22,500
Accounts payable and other liabilities ..........................     30,242
                                                                    ---------
        Total liabilities assumed ...............................    209,665
                                                                    ---------
        Net assets acquired .....................................    140,661
        Less: purchase price ....................................    123,249
                                                                    ---------
        Excess of net assets acquired over purchase price .......   $ 17,412
                                                                    =========


Selected unaudited pro forma combined results of operations for the three-month period ending March 2002, assuming the Merger occurred on January 1, 2002, are as follows:

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


                                                                   THREE MONTHS
                                                                       ENDED
                                                                  MARCH 31, 2002
                                                                   -----------
                                                                  (IN THOUSANDS)
Total revenue ...................................................  $   30,013
Net earnings (loss) before Merger-related expenses
         and extraordinary item .................................     (10,205)
Extraordinary item ..............................................      17,412
Net earnings ....................................................       7,207

Basic net earnings (loss) per share before Merger-related
         expenses and extraordinary item ........................  $    (0.53)
Extraordinary item ..............................................        0.90
Basic net earnings per share ....................................        0.37

Diluted net earnings (loss) per share before Merger-related
         expenses and extraordinary item ........................  $    (0.53)
Extraordinary item ..............................................        0.90
Diluted net earnings per share ..................................        0.37


BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


RECENT DEVELOPMENTS

On April 1, 2003, CPS announced it had signed an agreement to acquire TFC Enterprises, Inc. ("TFC")(Nasdaq: TFCE) and its subsidiaries in a cash merger. CPS has agreed to pay $1.87 per share for each of the approximately 11.6 million outstanding shares of TFC stock.

The boards of both companies have approved the agreement. The transaction is subject to approval by the stockholders of TFC and other conditions, and is expected to be completed in May 2003.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF CONTRACTS

Gain on sale may be recognized on the disposition of Contracts outright or in securitization transactions. In its securitization transactions, the Company, or a wholly owned, consolidated subsidiary of the Company, retains a residual interest in the Contracts that are sold to a wholly owned, unconsolidated special purpose subsidiary. The Company's securitization transactions include "term" securitizations (purchaser holds the Contracts for substantially their entire term) and "continuous" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).

The residual interest in term securitizations and the residual interest in the Contracts held in "continuous" securitizations are reflected in the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet.

The Company's securitization structure has generally been as follows:

The Company sells Contracts it acquires to a wholly owned, unconsolidated Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to an owner trust ("Trust"). The Trust is a qualifying special purpose entity as defined in Statement of Financial Accounting Standards No. 140 ("SFAS 140"), and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements. The Trust issues interest-bearing asset backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (the "Note Insurers"). In addition, the Company provides a credit enhancement for the benefit of the Note Insurers and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Notes, or both. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Notes. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.

The Company's continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 72.5% to 73% of the aggregate principal balance of the Contracts (that is, at least 27% over-collateralization), and
(iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements.

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

The Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Securitization Agreements primarily based on its estimate of the amount and timing of cash flows that it anticipates will be received from the repurchased receivables following exercise of the optional right. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective discount rate of approximately 14% per annum.

The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and certain other fees (such as trustee and custodial fees).

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


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

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals, the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 18.3% to 21.7% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 13.7% to 19.7% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.1% to 5.2% of the original principal balance.

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

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


OTHER INCOME

Other income consists primarily of recoveries on previously charged off
Contracts.

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." ("SFAS 123"). APB 25 provides that compensation expense relative to the Company's employee stock options is measured based on the difference between the share price and the exercise price of stock options at the date of grant and the Company recognizes compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

As of March 31, 2003 and 2002, the Company had options outstanding to acquire 4,062,149 and 3,693,439 shares, respectively, of its common stock. The following table shows the pro forma net income (loss) as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense (in thousands, except per share amounts):

                                                                THREE MONTHS
                                                                   ENDED
                                                                  MARCH 31,
                                                           ---------------------
                                                             2003         2002
                                                           ---------   ---------
                                                           (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Net income, as reported ................................   $  6,278    $ 16,431
Stock-based employee compensation expense, fair
   value method, net of tax ............................       (263)       (181)
Previously recorded stock-based employee compensation
   income (expense), net of tax ........................        (81)        489
                                                           ---------   ---------
Pro forma net income ...................................   $  5,934    $ 16,739
                                                           =========   =========

                                                                THREE MONTHS
                                                                   ENDED
                                                                  MARCH 31,
                                                           ---------------------
                                                             2003         2002
                                                           ---------   ---------
Net income per share
Basic, as reported......................................   $   0.31    $   0.85
Diluted, as reported(1).................................   $   0.29    $   0.85

Pro forma basic.........................................   $   0.29    $   0.87
Pro forma diluted(1)....................................   $   0.28    $   0.87

(1) The assumed conversion of certain subordinated debt during the three month period ended March 31, 2003, resulted in an increase to income for purposes of the diluted earnings per share calculation of $133,400.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Pro forma net income (loss) and income (loss) per share reflect only options granted in the years ended December 31, 1996 to March 31, 2003. Therefore, the full effect of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above, as compensation expense for options granted prior to 1996 is not considered.

Included in the number of options outstanding above are 1,511,200 options the Company has conditionally granted, subject to shareholder approval in 2003 of an increase in the number of shares available for grant under its 1997 Long-Term Incentive Plan, at an exercise price of $1.50. Until and unless such shareholder approval is gained, these options are not outstanding or exercisable. Excluding such options, there would be 475,251 options available for grant.


PURCHASES OF COMPANY STOCK

During the three-month period ended March 31, 2003, the Company purchased 321,944 shares of its common stock at an average price of $2.00, or $643,888 in total.


NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45")." FIN 45 clarifies previously issued accounting guidance and disclosure requirements for guarantees, expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 was effective as of December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company.

Financial Accounting Standards Board Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), issued January 2003, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company included another entity in its Consolidated Financial Statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a material effect on the Company.


In April 2003, FASB issued Statement on Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for most contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company.

(2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned income:


                                                                  MARCH 31, 2003
                                                                     --------
                                                                  (IN THOUSANDS)
     Finance Receivables
        Automobile
            Simple interest ........................................ $23,530
            Precompute or "Rule of 78's", net of unearned income ...  58,170
                                                                     --------
        Finance Receivables, net of unearned income ................ $81,700
                                                                     ========


The following table presents the contractual maturities of Finance Receivables, net of unearned income as of March 31, 2003:


                                                       AMOUNT              %
                                                     ----------       ----------
                                                       (DOLLARS IN THOUSANDS)
Due within one year...............................   $  14,624            18%
Due within two years..............................      39,379            48%
Due within three years............................      23,856            29%
Due after three years.............................       3,841             5%
                                                     ----------       ----------
    Total.........................................   $  81,700           100%
                                                     ==========       ==========

The following table presents a summary of the activity for the allowance for credit losses, for the three-month periods ended March 31, 2003 and 2002:



                                                            MARCH 31,  MARCH 31,
                                                              2003        2002
                                                            ---------  ---------
                                                               (IN THOUSANDS)
Balance at beginning of period ............................ $ 25,828   $     --
Addition to allowance for credit losses due to MFN Merger..       --     59,261
Provision for credit losses ...............................       66         --
Net charge offs ...........................................   (6,054)    (3,348)
                                                            ---------  ---------
Balance at end of period .................................. $ 19,840   $ 55,913
                                                            =========  =========

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(3) RESIDUAL INTEREST IN SECURITIZATIONS

The following table presents the components of the residual interest in securitizations:


                                                         MARCH 31,  DECEMBER 31,
                                                           2003        2002
                                                         ---------  ---------
                                                            (IN THOUSANDS)
      Cash, commercial paper, United States government
      securities and other qualifying investments
      (Spread Account) ...............................   $ 37,120   $ 27,218
      Receivables from Trusts ........................     31,358     33,214
      Over-collateralization .........................     44,706     59,366
      Investment in subordinated notes ...............     13,928      7,372
                                                         ---------  ---------
      Residual interest in securitizations ...........   $127,112   $127,170
                                                         =========  =========


The following table presents estimated remaining undiscounted credit losses included in the estimated fair value of the residual interest in securitizations as a percentage of the Company's servicing portfolio subject to recourse provisions:


                                                                          MARCH 31, 2003   DECEMBER 31, 2002
                                                                           ------------      ------------
                                                                                   (IN THOUSANDS)
         Undiscounted estimated credit losses ..........................   $    58,785       $    54,363
         Servicing portfolio subject to recourse provisions ............       505,614           477,038
         Undiscounted estimated credit losses as percentage of
         servicing portfolio subject to recourse provisions ............         11.63%            11.40%


On March 31, 2003, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2003-A in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $138.13 million of notes backed by automotive Contracts that CPS had purchased from Dealers. The Notes, issued by CPS Auto Receivables Trust 2003-A, consist of two classes: $17.96 million of 1.53% Class A-1 Notes, and $120.17 million of 2.89% Class A-2 Notes. The value of the residual was $28.8 million at March 31, 2003. The key assumptions used in determining the value were a discount rate of 14.0% per annum, prepayment speed of 21.69% per annum, and cumulative lifetime credit losses of 12.51%.


(4) NOTES PAYABLE TO SECURITIZATION TRUST

On June 28, 2001, MFN issued $301 million of notes secured by automobile sales finance Contracts (the "Securitized Notes") in a private placement (the "Secured Financing Agreement"). The issuance was completed through the MFN Auto Receivables Trust 2001-A of MFN Securitization LLC, a wholly owned subsidiary of Mercury Finance Company LLC. MFN Securitization LLC is a special purpose company that holds certain automobile sales finance Contracts of the Company and borrowed funds under the Secured Financing Agreement. MFN Securitization LLC paid the borrowed funds to Mercury Finance Company LLC in consideration for the transfer of certain automobile sales finance Contracts. Both classes of the

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Securitized Notes issued under the Secured Financing Agreement bear a fixed rate of interest until their final distribution. While MFN Securitization LLC is included in the Company's Condensed Consolidated Financial Statements, it is a separate legal entity. The automobile sales finance Contracts and other assets held by MFN Securitization LLC are legally owned by MFN Securitization LLC and are not available to creditors of the Company or its subsidiaries. Interest payments on the Securitized Notes are payable monthly, in arrears, based on the respective notes' interest rates. The following table presents the Company's Securitized Notes outstanding and their stated interest rates at March 31, 2003 (dollars in thousands):

                                         OUTSTANDING       STATED           FINAL SCHEDULED
                                          PRINCIPAL     INTEREST RATE    DISTRIBUTION DATE (1)
                                         -----------    -------------    ---------------------
Class A-1 Notes......................    $       --       4.05125%           July 15, 2002
Class A-2 Notes......................        54,165       5.07000%           July 15, 2007
                                         -----------
Total principal outstanding..........    $   54,165
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

The Securitized Notes contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with these covenants as of the date of this report. The Securitized Notes also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the Securitized Notes. As of March 31, 2003, restricted cash under the MFN 2001-A Securitization totaled approximately $11.4 million.


(5) SENIOR SECURED DEBT

On February 3, 2003, the Company borrowed $25 million from Levine Leichtman Capital Partners II, L.P. ("LLCP"), net of fees and expenses of $1.05 million,. The indebtedness, represented by the "Term D Note," was originally due in April 2003, with Company options to extend the maturity to May 2003 and January 2004, upon payment of successive extension fees of $125,000. The Company has paid the fee to extend the maturity to May 2003, and intends to pay the additional fee to extend the maturity to January 2004. The Term D is bears interest monthly at rates ranging from 4.0% to 12.0 %, depending on the ultimate term of the note.


Additionally, in a separate transaction, the Bridge Note issued to LLCP in connection with the acquisition of MFN, in an original principal amount of $35.0 million, was due on February 28, 2003. The outstanding principal balance of $17.0 million was paid in February 2003.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(6)  NET GAIN ON SALE OF CONTRACTS

The following table presents components of net gain on sale of Contracts:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
                                                              (IN THOUSANDS)
Gains on sale of Contracts .........................      $ 3,301       $ 1,652
Deferred acquisition fees and discounts ............        2,291            --
Expenses related to sales ..........................         (971)         (407)
(Provision for) recovery of credit losses ..........          (66)          527
                                                          --------      --------
Net gain on sale of Contracts ......................      $ 4,555       $ 1,772
                                                          ========      ========


(7) INTEREST INCOME

The following table presents the components of interest income:


                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
                                                              (IN THOUSANDS)
Interest .......................................          $ 5,452       $ 3,909
Residual interest income, net ..................            3,741         3,821
Other interest income ..........................              135            14
                                                          --------      --------
Net interest income ............................          $ 9,328       $ 7,744
                                                          ========      ========


(8)  EARNINGS PER SHARE

Diluted earnings per share for the three-month periods ended March 31, 2003 and 2002, were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2003 and 2002:

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                                ----------------
                                                                 2003      2002
                                                                -------  -------
                                                                 (IN THOUSANDS)
Weighted average number of common shares outstanding during
the period used to compute basic earnings per share ..........  20,270   19,286
Incremental common shares attributable to exercise of
outstanding options and warrants .............................     511       --
Incremental common shares attributable to convertible debt ...   1,079       --
                                                                -------  -------
Weighted average number of common shares used to compute
diluted earnings per share ...................................  21,860   19,286
                                                                =======  =======

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


The assumed conversion of certain subordinated debt during the three-month period ended March 31, 2003, resulted in an increase to income for purposes of the diluted earnings per share calculation of $133,400, representing interest attributable to convertible debt that would not have been incurred if the convertible debt had been converted. Diluted net earnings for purposes of the diluted earnings per share calculation totaled $6.4 million for the three months ended March 31, 2003.

If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in the diluted earnings per share calculation for the three-month period ended March 31, 2002 would have included an additional 2.4 million shares attributable to the exercise of options to acquire common stock and the conversion of certain subordinated debt, for an aggregate total of approximately 21.7 million diluted shares for the three-month period ended March 31, 2002. No such anti-dilution existed for the three-month period ended March 31, 2003.


(9) INCOME TAXES

As of December 31, 2002, the Company had a net deferred tax liability of $6.7 million, which included a valuation allowance against certain deferred tax assets of $8.6 million. As a result of the resolution of Internal Revenue Service examinations of tax returns previously filed by MFN Financial Corporation, the Company recorded a tax benefit of approximately $4.9 million. The Company has evaluated its deferred tax assets and believes that it is more than likely that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income. The Company, therefore, has established a valuation allowance totaling $29.4 million.


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

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. Through May 2002, the Company's Contract purchasing program consisted of both (i) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility, and (ii) flow purchases for immediate resale to non-affiliates. Flow purchases allowed the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, were materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the three-month period ended March 31, 2003 the Company purchased $87.3 million of Contracts for its own account, compared to $144.9 million of Contracts on a flow basis and $1.0 million for its own account in 2002. The Company's flow purchase program ended in May 2002.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with these covenants as of the date of this report.


(11) LEGAL PROCEEDINGS

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

CPS was incorporated and began its operations in 1991. From inception through March 31, 2003 the Company has purchased approximately $4.7 billion of Contracts, and as of March 31, 2003, had an outstanding servicing portfolio of approximately $595.6 million. The Company makes the decision to purchase Contracts exclusively from its headquarters location. The Company services Contracts from regional centers across the United States.


CREDIT RISK RETAINED

The Company purchases Contracts with the intention of reselling them in securitizations. In a securitization, the Company sells Contracts to a special purpose subsidiary, which funds the purchase by sale of asset backed interest-bearing securities. At the closing of each securitization, the Company removes the sold Contracts from its Condensed Consolidated Balance Sheet. The Company remains responsible for collecting payments due under the Contracts, and retains a residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects will be the excess of future collections on the Contracts over principal and interest due on the asset backed securities. That residual interest appears on the Company's balance sheet as "Residual interest in securitizations," and its value is dependent on estimates of the future performance of the sold Contracts. Further, the special purpose subsidiary may be prohibited from releasing the excess cash to the Company if the credit performance of the sold Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of sold Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations.


RESULTS OF OPERATIONS

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2003 and 2002 include the results of operations of MFN Financial Corporation for the period subsequent to March 8, 2002, the date on which the Company acquired that corporation and its subsidiaries in a merger (the "MFN Merger"). See Note 1 of Notes to Condensed Consolidated Financial Statements.

THE THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2002

REVENUES. During the three months ended March 31, 2003, revenues were $22.5 million, an increase of $9.4 million, or 71.6%, from the prior year period revenue amount of $13.1 million. Net gain on sale of contracts increased $2.8 million, or 157.1%, to $4.6 million in the three-month period ended March 31, 2003, compared to $1.8 million in the year earlier period, primarily as the result of increased sales of Contracts in securitizations offset by the impact of the termination of the flow purchase program in early May 2002. The 2003 gain on sale amount is net of a $1.0 million pre-tax charge related to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools in which it retains a residual interest. During the first quarter of 2002, to prepare for the MFN Merger and related financing requirements, the Company chose to originate Contracts almost exclusively on a flow basis, resulting in a significantly lower gain on sale than had the Contracts been originated for the Company's own account and securitized, as was the case in the first quarter of 2003. In addition, as a result of revised Company estimates resulting from analyses of the current and historical performance of certain of the Company's previously securitized pools, the Company recorded pre-tax charges of approximately $2.5 million related to its residual interest in securitizations during the first quarter of 2002. Certain of the Company's older pools related to 1998 and prior had not performed as originally projected. Also in the first quarter of 2002, the Company recognized a charge of approximately $500,000 related to a loss realized upon the sale of a subordinated certificate ("B Piece") from the Company's 2002-A securitization.

Interest income for the three-month period ended March 31, 2003 increased $1.6 million, or 20.5%, to $9.3 million in 2003 from $7.7 million in 2002. Similarly, servicing fees totaling $4.6 million in the three months ended March 31, 2003 increased $1.2 million, or 35.8%, from $3.4 million in the same period a year earlier. The increase in interest income and servicing fees can be attributed to the inclusion of a full quarter's results from the portfolio acquired in the MFN Merger, compared to 23 days in the prior year period, combined with the relative stability in the size of the Company's servicing portfolio. At March 31, 2003, the Company was generating income and fees on a portfolio with an outstanding principal balance approximating $595.6 million, compared to a portfolio with an outstanding principal balance approximating $599.1 million as of March 31, 2002. As the portfolio of Contracts acquired in the MFN Merger amortizes, the portfolio of Contracts originated by CPS continues to expand. At March 31, 2003, the portfolio make up was $437.3 million, or 73.4%, CPS and $158.3 million, or 26.6%, MFN, compared to $234.1 million, or 39.1%, CPS and $365.0 million, or 60.9%, MFN at March 31, 2002.

The period over period increase in other income can be attributed to recoveries on previously charged off MFN Contracts totaling $3.7 million during the first quarter of 2003.

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

Personnel costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding stock options, and are one of the Company's most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and Contracts processed and serviced.

Other operating expenses consist primarily of facilities expenses, telephone and other communication services, credit services, computer services (including personnel costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization.

Total operating expenses were $20.2 million for the first quarter of 2003, compared to $19.9 million for the first quarter of 2002.

Personnel costs were stable, $8.4 million during the three months ended March 31, 2003, representing 41.8% of total operating expenses, compared to $8.5 million for the 2002 period, or 42.5% of total operating expenses.

General and administrative expenses decreased to $4.0 million, or 20.0% of total operating expenses, in the first quarter of 2003, from $4.4 million, or 22.1% of total operating expenses, in the first quarter of 2002.

Interest expense for the three-month period ended March 31, 2003, increased $1.1 million, or 24.8%, to $5.5 million in 2003, compared to $4.4 million in 2002. The increase is due to the full period inclusion of interest expense resulting from the MFN Merger, including interest expense related to acquisition debt and the Notes Payable to Securitization Trust, and the addition of interest expense related to the LLCP Term D Note.

Income tax benefit of $3.9 million and $5.7 million has been provided in the 2003 and 2002 periods, respectively. The 2003 benefit is primarily the result of the resolution of certain Internal Revenue Service examinations of previously filed MFN tax returns, resulting in a tax benefit of $4.9 million, which has been included in the current period tax provision. The 2002 benefit is due to tax legislation passed in early 2002, which enabled the Company to reverse a previously recorded valuation allowance of approximately $3.2 million, as well as record benefit in the then current period. The Company does not expect any comparable income tax benefit in future periods.


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

Net cash provided by operating activities for the quarters ended March 31, 2003 and 2002, was $24.6 million and $34.3 million, respectively. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts and from the amortization and liquidation of Contracts.

Net cash used in investing activities for the quarters ended March 31, 2003 and 2002, was $35,000 and $29.6 million, respectively. Cash used in the MFN Merger, net of the cash acquired in the transaction, totaled $29.5 million for the three months ended March 31, 2002.

Net cash (used in) provided by financing activities for the quarters ended March 31, 2003 and 2002, was ($16.1) million and $9.6 million, respectively. Cash (used in) provided by financing activities is primarily attributable to the repayment or issuance of debt.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. The Company currently has $200 million in warehouse credit capacity, in the form of a $125 million facility and a $75 million facility. Through May 2002, the Company's Contract purchasing program consisted of both (i) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility, and (ii) flow purchases for immediate resale to non-affiliates. Flow purchases allowed the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, were materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the three-month period ended March 31, 2003 the Company purchased $87.3 million of Contracts for its own account, compared to $1.0 million for its own account and $144.9 million of Contracts on a flow basis in 2002. The Company's flow purchase program ended in May 2002.

The $125 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Warehouse Trust. This facility was established in March 7, 2002, in the maximum amount of $100 million. Such maximum amount was increased to $125 million in November 2002. Approximately 73% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility bear interest at a rate of one-month commercial paper plus 1.18% per annum. This facility was renewed on March 6, 2003 for a 364-day term.

The $75 million warehouse facility is similarly structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Funding LLC. Approximately 72.5% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility bear interest at a rate of one-month LIBOR plus 0.75% per annum. This facility was renewed and restated on January 9, 2003, also for a 364-day term.

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

Cash used for subsequent deposits to Spread Accounts for the periods ended March 31, 2003 and 2002 was $775,000 and $1.0 million, respectively. Cash released from Spread Accounts to the Company for the three-month periods ended March 31, 2003 and 2002, was $9.0 million and $16.7 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold that make up the Company's servicing portfolio to which the respective Spread Accounts are related. During the quarter ended March 31, 2003 the Company made initial deposits to the related Spread Accounts of $10.7 million related to its term securitization transactions, compared to $1.3 million in the 2002 period. The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of March 31, 2003, the Company had cash on hand of $41.5 million and available Contract purchase commitments from its warehouse credit facilities of $172.6 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, servicing fees and other portfolio related income would decrease.

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

Certain of the Company's securitization transactions and warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with these covenants as of the date of this report.


CRITICAL ACCOUNTING POLICIES

(a) ALLOWANCE FOR FINANCE CREDIT LOSSES

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, the Company uses a loss reserving methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for known and inherent losses in the finance receivable Contract portfolio. Provision for loss is charged to the Company's Consolidated Statement of Operations. Charge offs of finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, the Company's level of provisioning and/or allowance may change as well.


(b)  RESIDUAL INTEREST IN SECURITIZATION AND GAIN ON SALE OF CONTRACTS

Gain on sale may be recognized on the disposition of Contracts outright or in securitization transactions. In its securitization transactions, the Company, or a wholly owned, consolidated subsidiary of the Company, retains a residual interest in the Contracts that are sold to a wholly owned, unconsolidated special purpose subsidiary. The Company's securitization transactions include "term" securitizations (purchaser holds the Contracts for substantially their entire term) and "continuous" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).

The residual interest in term securitizations and the residual interest in the Contracts held in "continuous" securitizations are reflected in the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet.

The Company's securitization structure has generally been as follows:

The Company sells Contracts it acquires to a wholly owned, unconsolidated Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to an owner trust ("Trust"). The Trust is a qualifying special purpose entity as defined in Statement of Financial Accounting Standards No. 140 ("SFAS 140"), and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements. The Trust issues interest-bearing asset backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (the "Note

Insurers"). In addition, the Company provides a credit enhancement for the benefit of the Note Insurers and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust or in the form of subordinated Notes, or both. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial deposits to the Spread Accounts be supplemented by a portion of collections from the Contracts until the Spread Accounts reach specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Notes. The specified levels at which the Spread Accounts are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.

The Company's continuous securitization structure is similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 72.5% to 73% of the aggregate principal balance of the Contracts (that is, at least 27% over-collateralization), and
(iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements.

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

The Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The Company estimates the value of its optional right to repurchase receivables pursuant to the terms of the Securitization Agreements primarily based on its estimate of the amount and timing of cash flows that it anticipates will be received from the repurchased receivables following exercise of the optional right. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective discount rate of approximately 14% per annum.

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

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is drawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals, the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 18.3% to 21.7% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that gross losses as a percentage of the original principal balance will approximate 13.7% to 19.7% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.1% to 5.2% of the original principal balance.

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


FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that gross losses as a percentage of original balances will approximate 13.7% to 19.7% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.1% to 5.2% of original principal balances. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect gross losses and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to sell Contracts once acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations).

Additional risk factors, any of which could have a material effect on the Company's performance, are set forth below:

DEPENDENCE ON WAREHOUSE FINANCING. The Company's primary source of day-to-day liquidity is continuous securitization of Contracts, under which it sells Contracts to either of two special-purpose affiliated entities as often as once a week. Such transactions function as a "warehouse," in which Contracts are held. The Company expects to continue to effect similar transactions (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to maintain its existing structure or is unable to arrange new warehouse facilities, the Company may have to curtail Contract purchasing activities, which could have a material adverse effect on the Company's financial condition and results of operations.

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

DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the three-month period ended March 31, 2003, no Dealer accounted for more than 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Although the Company utilized its floating rate variable note purchase facility and completed a term securitization during the quarter ended March 31, 2003, the structures did not lend themselves to some of the strategies the Company has used in the past to minimize interest rate risk, as described below. Specifically, the rate on the Notes issued by the floating rate variable note purchase facility is adjustable and there is no pre-funding component to the floating rate variable note purchase facility or term securitization. The Company does intend to issue fixed rate Notes and to include pre-funding structures for future term securitization transactions, whereby the amount of asset backed securities issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the asset backed securities outstanding, the amount as to which there can be no assurance. In addition, the Contracts the Company does purchase and securitize have fixed rates of interest, whereas the Company's interest expense related to the current note purchase facility is based on a variable rate. Historically, the Company's term securitization facilities had fixed rates of interest. Therefore, some of the strategies the Company has used in the past to minimize interest rate risk do not currently apply.

The Company is subject to market risks due to fluctuations in interest rates primarily through its outstanding indebtedness and to a lesser extent its outstanding interest earning assets, and commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of such financial instruments:


                                               MARCH 31,          DECEMBER 31,
                                                 2003                2002
                                          ------------------  ------------------
                                          CARRYING     FAIR   CARRYING    FAIR
        FINANCIAL INSTRUMENT                VALUE     VALUE    VALUE     VALUE
        --------------------              --------  --------  --------  --------
                                                     (IN THOUSANDS)
        Finance receivables, net .......  $61,860   $61,860   $84,592   $84,592
        Notes payable ..................      504       504       673       673
        Securitization trust debt ......   54,165    54,165    71,630    71,630
        Senior secured debt ............   53,308    53,308    50,072    50,072
        Subordinated debt ..............   35,996    34,656    36,000    32,800
        Related party debt .............   17,500    16,800    17,500    15,400


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




                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The information provided under the caption "Legal Proceedings" in the Company's annual report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference. No material developments have taken place in the litigation described therein.

The Company is the nominal defendant in a shareholder derivative lawsuit filed in a California state court on April 1, 2003, by a purported shareholder, Robert
W. Walter. The case was removed on April 25 to the federal district court for the central district of California. The other defendants are (i) each of the Company's directors who held that office in 2002 (Charles Bradley, Jr., Thomas Chrystie, John McConnaughy, Jr., John Poole, William Roberts, and Daniel Wood), as well as two former directors (Charles Bradley, Sr., and Robert Simms). Such individuals are alleged to have permitted the Company to have engaged in transactions with affiliates on terms that are said to have been unfair to the Company. The relief sought is money damages, together with costs and attorney fees. The reader should note that (i) were there any merit to the allegations raised in the lawsuit, any recovery would inure to the benefit of the Company, and (ii) there will be costs to the Company incurred in relation to the lawsuit. The Company has referred the matter to a special committee of its board of directors, composed exclusively of individuals who are not defendants in the lawsuit, and expects to govern itself in accordance with the determinations of that committee.

The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed with this report:

        99.1 Certification, by chief executive officer
        99.2 Certification by chief financial officer

    (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.







                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CONSUMER PORTFOLIO SERVICES, INC.

                           (Registrant)

Date: May 12, 2003

                           /s/   CHARLES E. BRADLEY, JR.
                           ------------------------------------------------
                           Charles E. Bradley, Jr.
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (Principal Executive Officer)

Date: May 12, 2003

                           /s/   DAVID N. KENNEALLY
                           ------------------------------------------------
                           David N. Kenneally
                           SENIOR VICE PRESIDENT -- CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)