Form 10-Q
period 2003-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2003-08-14
CIK 889609

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 12, 2003 the registrant had 20,190,144 common shares outstanding.

================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2003
         and December 31, 2002.................................................3

         Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and six-month periods ended
         June 30, 2003 and 2002 ...............................................4

         Condensed Consolidated Statements of Cash Flows for the
         six-month periods ended June 30, 2003 and 2002 .......................5

         Notes to Condensed Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........35

Item 4.  Controls and Procedures..............................................36


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..................................................36

Item 4.    Submission of Matters to a Vote of Shareholders....................37

Item 6.    Exhibits and Reports on Form 8-K...................................37

Signatures....................................................................38


INSERT ITEM 1. FINANCIAL STATEMENTS

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                             (UNAUDITED)

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2003            2002
                                                                  ----------      ----------
                        Assets
Cash                                                              $  33,611       $  32,947
Restricted cash                                                      33,816          18,912

Finance receivables                                                 214,791         110,420
Less: Allowance for finance credit losses                           (40,342)        (25,828)
                                                                  ----------      ----------
Finance receivables, net                                            174,449          84,592

Servicing fees receivable                                             5,282           3,407
Residual interest in securitizations                                130,843         127,170
Furniture and equipment, net                                          1,260           1,612
Deferred financing costs                                              1,558           1,671
Deferred interest expense                                             1,357           2,695
Other assets                                                          8,462          12,442
                                                                  ----------      ----------
                                                                  $ 390,638       $ 285,448
                                                                  ==========      ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                             $  23,598       $  18,132
Warehouse line of credit                                              4,565              --
Tax liabilities, net                                                  9,525           8,800
Capital lease obligation                                                 33              67
Notes payable                                                         5,936             673
Securitization trust debt                                           150,022          71,630
Senior secured debt                                                  52,496          50,072
Subordinated debt                                                    35,966          36,000
Related party debt                                                   17,500          17,500
                                                                  ----------      ----------
                                                                    299,641         202,874

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                              --              --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                             --              --
Common stock, no par value; authorized
   30,000,000 shares; 20,189,744 and 20,528,270 shares
   issued and outstanding at June 30, 2003 and
   December 31, 2002, respectively                                   64,358          63,929
Retained earnings                                                    29,517          20,597
Comprehensive loss - minimum pension benefit obligation, net         (1,594)         (1,594)
Deferred compensation                                                (1,284)           (358)
                                                                  ----------      ----------
                                                                     90,997          82,574
                                                                  ----------      ----------
                                                                  $ 390,638       $ 285,448
                                                                  ==========      ==========

See accompanying Notes to Condensed Consolidated Financial Statements


                                   CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                          (In thousands, except per share data)
                                                       (Unaudited)

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                   -----------------------     ------------------------

                                                                     2003          2002          2003           2002
                                                                   ---------     ---------     ---------      ---------
REVENUES:
Net gain on sale of contracts                                      $  4,109      $  5,095      $  8,664       $  6,867
Interest income                                                      11,442        14,746        20,770         22,490
Servicing fees                                                        4,463         3,376         9,065          6,766
Other income                                                          3,701         3,999         7,763          4,229
                                                                   ---------     ---------     ---------      ---------
                                                                     23,715        27,216        46,262         40,352
                                                                   ---------     ---------     ---------      ---------

EXPENSES:
Employee costs                                                        9,442        10,972        17,889         19,434
General and administrative                                            4,049         5,121         8,081          9,525
Interest                                                              5,086         7,217        10,617         11,648
Marketing                                                               763         1,203         1,728          2,688
Occupancy                                                             1,004         1,138         1,984          1,979
Depreciation and amortization                                           239           286           477            574
                                                                   ---------     ---------     ---------      ---------
                                                                     20,583        25,937        40,776         45,848
                                                                   ---------     ---------     ---------      ---------
Income (loss) before income taxes  (benefit)                          3,132         1,279         5,486         (5,496)
Income tax expense (benefit)                                            490           540        (3,434)        (5,254)
                                                                   ---------     ---------     ---------      ---------
Income (loss) before extraordinary item                               2,642           739         8,920           (242)
Extraordinary item, unallocated negative goodwill                        --            --            --         17,412
                                                                   ---------     ---------     ---------      ---------
Net income                                                         $  2,642      $    739      $  8,920       $ 17,170
                                                                   =========     =========     =========      =========


Earnings (loss) per share before extraordinary item:
  Basic                                                            $   0.13      $   0.04      $   0.44       $  (0.01)
  Diluted                                                              0.12          0.04          0.41          (0.01)

Earnings per share, extraordinary item:
  Basic                                                            $     --      $     --      $     --       $   0.90
  Diluted                                                                --            --            --           0.90

Earnings (loss) per share after extraordinary item:
  Basic                                                            $   0.13      $   0.04      $   0.44       $   0.89
  Diluted                                                              0.12          0.04          0.41           0.89

Number of shares used in computing earnings (loss) per share:
  Basic                                                              20,209        19,418        20,239         19,405
  Diluted                                                            21,565        21,064        22,160         19,405


See accompanying Notes to Condensed Consolidated Financial Statements


                                       CONSUMER PORTFOLIO SERVICES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            --------------------------
                                                                               2003            2002
                                                                            ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $   8,920       $  17,170
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary gain, excess of assets acquired over purchase price             --         (17,412)
     Depreciation and amortization                                                477             574
     Amortization of deferred financing costs                                   1,413           3,209
     Provision for (recovery of) credit losses                                    526             240
     NIR gains recognized, net                                                 (6,676)         (4,500)
     Loss on sale of furniture and equipment                                       --               5
     Deferred compensation                                                        447           1,908
     Releases of cash from Trusts to Company                                   13,859          36,068
     Initial deposits to spread accounts                                      (17,299)         (1,273)
     Net deposits to spread accounts                                           (1,325)         (6,700)
     (Increase) decrease in receivables from Trusts and
        investment in subordinated certificates                                 7,769          (9,113)
     Changes in assets and liabilities:
       Restricted cash                                                          2,819          12,098
       Purchases of contracts held for sale                                  (182,045)       (256,479)
       Amortization and liquidation of contracts held for sale                216,769         307,387
       Other assets                                                             3,885             923
       Accounts payable and accrued expenses                                   (1,299)        (14,031)
       Warehouse lines of credit                                                2,188              --
       Deferred tax asset/liability                                            (1,348)            190
                                                                            ----------      ----------
          Net cash provided by operating activities                            49,080          70,264

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net related party receivables                                                   --             (11)
   Purchase of subsidiary, net of cash acquired                               (10,181)        (29,467)
   Purchases of furniture and equipment                                           (67)           (170)
                                                                            ----------      ----------
          Net cash used in investing activities                               (10,248)        (29,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior secured debt                               25,000          46,242
   Repayment of securitization trust debt                                     (37,205)        (41,156)
   Repayment of senior secured debt                                           (22,576)         (6,986)
   Repayment of subordinated debt                                                 (34)        (22,665)
   Repayment of capital lease obligations                                         (51)           (241)
   Repayment of notes payable                                                  (1,058)           (532)
   Payment of financing costs                                                  (1,300)         (1,037)
   Purchase of common stock                                                    (1,116)             --
   Exercise of options and warrants                                               172             275
                                                                            ----------      ----------
          Net cash used in financing activities                               (38,168)        (26,100)
                                                                            ----------      ----------
Increase in cash                                                                  664          14,516

Cash at beginning of period                                                    32,947           2,570
                                                                            ----------      ----------
Cash at end of period                                                       $  33,611       $  17,086
                                                                            ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid (received) during
   the period for:
        Interest                                                            $   7,849       $   9,596
        Income taxes                                                           (2,085)         (5,505)

Supplemental disclosure of non-cash investing and
  financing activities:
      Stock compensation                                                          447           1,908


See accompanying Notes to Condensed Consolidated Financial Statements

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS


Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize primarily in the business of purchasing, selling and servicing retail automobile installment sale Contracts ("Contracts" or "finance receivables") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. The Company purchases Contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.


ACQUISITION OF MFN FINANCIAL CORPORATION


On March 8, 2002, CPS acquired 100% of MFN Financial Corporation, a Delaware corporation ("MFN") and its subsidiaries, by the merger (the "MFN Merger") of a direct wholly-owned subsidiary of CPS with and into MFN. MFN thus became a wholly owned subsidiary of CPS, and CPS thus acquired the assets of MFN, which consisted principally of interests in automobile installment sales finance Contracts and the facilities for originating and servicing such Contracts. The MFN Merger was accounted for as a purchase.


MFN, through its primary operating subsidiary, Mercury Finance Company LLC, was in the business of purchasing automobile installment sales finance Contracts from Dealers, and securitizing and servicing such Contracts. CPS continues to use the assets acquired in the MFN Merger in the automobile finance business, but has disposed of a portion of such assets. MFN has ceased to purchase automobile installment sales finance Contracts, and does not anticipate recommencing such purchasing. In connection with the termination of MFN origination activities and the integration and consolidation of certain activities, the Company has recognized certain liabilities related to the costs to exit these activities and terminate the affected employees of MFN. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. These costs include the following:

                                                       JUNE 30,              DECEMBER 31,
                                                       2003 (1)   ACTIVITY       2002
                                                       -------     -------     -------
                                                               (IN THOUSANDS)
Severance payments and consulting Contracts .....      $  352      $  219      $  571
Facilities closures .............................       1,437         558       1,995
Termination of Contracts, leases, services and
     other obligations ..........................         206         117         323
Acquisition expenses accrued but unpaid .........          51          --          51
                                                       -------     -------     -------
     Total liabilities assumed ..................      $2,046      $  894      $2,940
                                                       =======     =======     =======

------------
(1) The initial accrual amount recorded was $6.2 million on March 8, 2002 and the remaining accrual recorded in the Condensed Consolidated Balance Sheet of the Company is approximately $2.0 million, $2.4 million, and $2.9 million as of June 30, 2003, March 31, 2003 and December 31, 2002, respectively. The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of MFN, and that amounts indicated above are reasonably allocated.


The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three and six months ended June 30, 2003 and 2002, include the balance sheet accounts of MFN Financial Corporation as of June 30, 2003 and 2002 and the results of operations subsequent to March 8, 2002, the merger date.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                                                              MARCH 8, 2002
                                                             (IN THOUSANDS)
Cash ....................................................      $ 93,782
Restricted cash .........................................        25,499
Finance Contracts, net ..................................       186,554
Residual interest in securitizations ....................        32,485
Other assets ............................................        12,006
                                                               ---------
        Total assets acquired ...........................       350,326
                                                               ---------
Securitization trust debt ...............................       156,923
Subordinated debt .......................................        22,500
Accounts payable and other liabilities ..................        30,242
                                                               ---------
        Total liabilities assumed .......................       209,665
                                                               ---------
        Net assets acquired .............................       140,661
        Less: purchase price ............................       123,249
                                                               ---------
        Excess of net assets acquired over purchase price      $ 17,412
                                                               =========

Selected unaudited pro forma combined results of operations for the three-month and six-month periods ending June 2002, assuming the MFN Merger occurred on January 1, 2002, are as follows:

                                                                THREE MONTHS     SIX MONTHS
                                                                    ENDED          ENDED
                                                                JUNE 30, 2002   JUNE 30, 2002
                                                                -------------   -------------
                                                                       (IN THOUSANDS)
Total revenue .............................................      $   27,216      $   57,755
Net earnings (loss) before Merger-related expenses and
extraordinary item ........................................             739          (8,833)
Extraordinary item ........................................              --          17,412
Net earnings ..............................................             739           8,579

Basic net earnings (loss) per share before Merger-related
     expenses and extraordinary item ......................      $     0.04      $    (0.46)
Extraordinary item ........................................              --            0.90
Basic net earnings per share ..............................            0.04            0.44

Diluted net earnings (loss) per share before Merger-related
     expenses and extraordinary item ......................      $     0.04      $    (0.46)
Extraordinary item ........................................              --            0.90
Diluted net earnings per share ............................            0.04            0.44

ACQUISITION OF TFC ENTERPRISES, INC.

On May 20, 2003, CPS acquired TFC Enterprises, Inc., a Delaware corporation ("TFC") and its subsidiaries, by the merger (the "TFC Merger") of a direct, wholly-owned subsidiary of CPS, with and into TFC. In the TFC Merger, TFC became a wholly-owned subsidiary of CPS. CPS thus acquired the assets of TFC and its subsidiaries, which consisted principally of interests in motor vehicle installment sales finance Contracts, interests in securitized pools of such Contracts, and the facilities for originating and servicing such Contracts. The merger was accounted for as a purchase.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

TFC, through its primary operating subsidiary, "The Finance Company," is in the business of purchasing motor vehicle installment sales finance Contracts from automobile Dealers, and securitizes and services such Contracts. CPS intends to continue to use the assets acquired in the TFC Merger in the automobile finance business.

In connection with the integration and consolidation of certain activities between CPS and TFC, the Company has recognized certain liabilities related to the costs to integrate certain activities and terminate the affected employees of TFC. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. The total liabilities recognized by the Company is $4.5 million. As of the period ended June 30, 2003 there has been no activity within this accrual amount.

At the closing of the TFC Merger, each outstanding share of common stock of TFC became a right to receive $1.87 per share in cash. The total merger consideration payable to stockholders of TFC was approximately $21.6 million. The recipients of the total merger consideration had no material relationship with CPS, its directors, its officers or any associates of such directors or officers, to the best of CPS's knowledge. The merger consideration was paid with existing cash of CPS. The aggregate purchase price, including expenses related to the transaction, was approximately $23.7 million.

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three and six months ended June 30, 2003, include the balance sheet accounts of TFC Enterprises, Inc. as of June 30, 2003 and the results of operations subsequent to May 20, 2003, the merger date. The Company has recorded certain purchase accounting adjustments on its Condensed Consolidated Balance Sheet, which are estimates based on available information.

The following table summarizes the recorded amounts of the assets acquired and liabilities assumed at the date of acquisition.

                                                                 MAY 20, 2003
                                                                (IN THOUSANDS)
Cash ......................................................        $ 13,545
Restricted cash ...........................................          17,723
Finance Contracts, net ....................................         125,108
Other assets ..............................................             502
                                                                   ---------
        Total assets acquired .............................         156,878
                                                                   ---------
Securitization trust debt .................................         115,597
Subordinated debt .........................................           6,321
Capital lease obligations .................................              17
Accounts payable and other liabilities ....................          11,217
                                                                   ---------
        Total liabilities assumed .........................         133,152
                                                                   ---------
        Purchase price ....................................        $ 23,726
                                                                   =========

Selected unaudited pro forma combined results of operations for the three-month and six-month periods ending June 30, 2003 and 2002, assuming the TFC Merger occurred on January 1, 2003 and 2002, are as follows:

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED    THREE MONTHS ENDED
                                                          JUNE 30, 2003          JUNE 30, 2002
                                                          -------------          -------------
                                                                    (IN THOUSANDS)
Total revenue .........................................   $     26,340           $     32,983
Net earnings ..........................................   $      2,646           $      1,611
Basic net earnings per share ..........................   $       0.13           $       0.08
Diluted net earnings per share ........................   $       0.12           $       0.08

                                                               SIX MONTHS        SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2003     JUNE 30, 2002
                                                              -------------     -------------
                                                                     (IN THOUSANDS)
Total revenue .............................................   $      52,926     $      53,246
Net earnings before Merger-related expenses and
extraordinary item ........................................           9,349             1,798
Extraordinary item ........................................              --            17,412
Net earnings ..............................................           9,349            19,210

Basic net earnings per share before Merger-related
     expenses and extraordinary item ......................   $        0.46     $        0.09
Extraordinary item ........................................              --              0.90
Basic net earnings per share ..............................   $        0.46     $        0.99

Diluted net earnings per share before Merger-related
     expenses and extraordinary item ......................   $        0.43     $        0.09
Extraordinary item ........................................              --              0.83
Diluted net earnings per share ............................   $        0.43     $        0.92

BASIS OF PRESENTATION


The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.


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

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

RECENT DEVELOPMENTS


Subsequent to June 30, 2003, the Company agreed with the other parties to its continuous or "warehouse" securitization facilities to amend the terms of such facilities. The effect of the amendments will be to cause future use of those facilities to be treated for financial accounting purposes as borrowings secured by pledged Contracts, rather than as sales of such Contracts.


In addition, the Company announced in August 2003 that it intends to structure its future term securitization transactions so that they will be treated for financial accounting purposes as borrowings secured by receivables, rather than as sales of receivables. The new structure for the warehouse facilities described in the preceding paragraph and the intended future structure of the Company's term securitizations will affect the way in which the transactions are reported, including (i) the finance receivables will be shown as assets of the Company on its balance sheet, (ii) the debt issued in the transactions will be recorded as indebtedness of the Company, (iii) the servicing fee that the Company receives in connection with such receivables will be included in the interest earned on such receivables, (iv) the Company will initially and periodically record as expense a provision for estimated incurred losses on the receivables, and (v) the portion of payments on the receivables representing interest will be recorded as revenue as accrued. These changes collectively represent a deferral of revenue and acceleration of expenses, and thus initially will result in the Company's reporting lower earnings than it would report if it were to continue to structure its securitizations to require recognition of gain on sale. As a result, reported earnings initially will be less than they would be had the Company continued to structure its securitizations to record a gain on sale and therefore, reported net earnings may be negative or nominally positive for approximately the next year. The Company's cash availability and cash requirements should be unaffected by the intended change in structure.


RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF CONTRACTS


Gain on sale may be recognized on the disposition of Contracts outright or in securitization transactions. In its securitization transactions, the Company, or a wholly-owned, consolidated subsidiary of the Company, retains a residual interest in the Contracts that are sold to a wholly-owned, unconsolidated special purpose subsidiary. The Company's securitization transactions include "term" securitizations (purchaser holds the Contracts for substantially their entire term) and "continuous" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).


The residual interest in term securitizations and the residual interest in the Contracts held in continuous ("warehouse") securitizations are reflected in the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet.


The Company's securitization structure has generally been as follows:


The Company sells Contracts it acquires to a wholly-owned, unconsolidated Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to an owner trust ("Trust"). The Trust is a qualifying special purpose entity as defined in Statement of Financial Accounting Standards No. 140 ("SFAS 140"), and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements. The Trust issues interest-bearing asset backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (a "Note Insurer"). In addition, the Company provides a "Credit Enhancement" for the benefit of the Note Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust, in the form of overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts, in the form of subordinated Notes, or some combination of such Credit Enhancements. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Contracts. The specified levels at which the Credit Enhancements are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.


The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has had the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 72.5% to 73% of the aggregate principal balance of the Contracts (that is, at least 27% overcollateralization), and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and therefore has not been consolidated in the Company's Condensed Consolidated Financial Statements. Subsequent to June 30, 2003, this securitization structure was amended to give the Company the right to repurchase the Contracts from the SPS. As a result, Contracts warehoused after June 30, 2003 will be reflected as secured borrowings for financial accounting purposes.


Upon each sale of Contracts in a securitization, whether a term securitization or a continuous securitization, the Company removes from its Condensed Consolidated Balance Sheet the Contracts held for sale and adds to its Condensed Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.


The Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

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


The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and certain other fees (such as trustee and custodial fees). Required principal payments are generally defined as the payments sufficient to keep the principal balance of the Notes equal to the aggregate principal balance of the related Contracts (excluding those Contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related Securitization Agreements require accelerated payment of principal until the principal balance of the Notes is reduced to the specified percentage. Such accelerated principal payment is said to create "overcollateralization" of the Notes.


If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals, the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, recovery rates and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 18.4% to 21.7% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 13.9% to 20.8% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.3% to 5.3% of the original principal balance.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Following a securitization, interest income is recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is equal to 14% per annum. In addition, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate. If the actual performance of the Contracts were worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required.


The Noteholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Notes until the Noteholders are fully paid, and the Company is therefore at risk to that extent.


OTHER INCOME


Other income consists primarily of recoveries on certain previously charged off Contracts.


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

As of June 30, 2003 and 2002, the Company had options outstanding to acquire 3,655,899 and 3,175,549 shares, respectively, of its common stock. The following table shows the pro forma net income (loss) as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense (in thousands, except per share amounts):

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                          THREE MONTHS                        SIX MONTHS
                                                             ENDED                               ENDED
                                                            JUNE 30,                            JUNE 30,
                                                      2003             2002              2003              2002
                                                  ----------        ----------        ----------        -----------
                                                      (IN THOUSANDS, EXCEPT               (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)                     PER SHARE DATA)
Net income, as reported ..................        $   2,642         $     739         $   8,920         $   17,170
Stock-based employee compensation expense,
fair value method, net of tax ............             (162)             (173)             (425)              (354)
Previously recorded stock-based employee
compensation (income) expense, net of tax               340               618               259              1,107
                                                  ----------        ----------        ----------        -----------
Pro forma net income .....................        $   2,820         $   1,184         $   8,754         $   17,923
                                                  ==========        ==========        ==========        ===========
Net income per share
Basic, as reported .......................        $    0.13         $    0.04         $    0.44         $     0.89
Diluted, as reported (1) .................        $    0.12         $    0.06         $    0.41         $     0.89

Pro forma Basic ..........................        $    0.14         $    0.04         $    0.43         $     0.92
Pro forma Diluted (1) ....................        $    0.13         $    0.06         $    0.41         $     0.92


(1) The assumed conversion of certain subordinated debt during the three-month and the six-month periods ended June 30, 2003, resulted in an increase to income for purposes of the diluted earnings per share calculation of $18,326 and $268,282, respectively.


Pro forma net income (loss) and income (loss) per share reflect only options granted in the years ended December 31, 1996 to June 30, 2003. Therefore, the full effect of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above, as compensation expense for options granted prior to 1996 is not considered.


PURCHASES OF COMPANY STOCK


During the six-month period ended June 30, 2003, the Company purchased 519,926 shares of its common stock at an average price of $2.15, or $1.1 million in total.


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

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


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


In April 2003, FASB issued Statement on Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other Contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for most Contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company.


In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.


Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial statements.


(2) FINANCE RECEIVABLES


The following table presents the components of Finance Receivables, net of unearned income:

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2003            2002
                                                                 ---------       ---------
                                                                       (IN THOUSANDS)
Finance Receivables
  Automobile
     Simple interest ....................................        $ 41,737        $ 31,359
     Precompute or "Rule of 78's," net of unearned income         173,054          79,061
                                                                 ---------       ---------
  Finance Receivables, net of unearned income ...........        $214,791        $110,420
                                                                 =========       =========

The following table presents the contractual maturities of Finance Receivables, net of unearned income as of June 30, 2003:

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                     AMOUNT               %
                                                    ---------        ---------
                                                           (IN THOUSANDS)
Due in 2003 ........................                $ 70,403              33%
Due in 2004 ........................                  72,286              34%
Due in 2005 ........................                  46,001              21%
Due thereafter .....................                  26,101              12%
                                                    ---------        ---------
    Total ..........................                $214,791             100%
                                                    =========        =========

The following table presents a summary of the activity for the allowance for credit losses, for the six-month periods ended June 30, 2003 and 2002:

                                                            JUNE 30,   JUNE 30,
                                                             2003        2002
                                                           ---------   ---------
                                                              (IN THOUSANDS)
Balance at beginning of period ..........................  $ 25,828    $     --
Addition to allowance for credit losses from acquisitions    24,271      59,261
Provision for credit losses .............................       526         240
Net charge offs .........................................   (10,283)    (16,670)
                                                           ---------   ---------
Balance at end of period ................................  $ 40,342    $ 42,831
                                                           =========   =========

(3) RESIDUAL INTEREST IN SECURITIZATIONS


The following table presents the components of the residual interest in securitizations:

                                                                JUNE 30,  DECEMBER 31,
                                                                 2003         2002
                                                               ---------   ---------
                                                                    (IN THOUSANDS)
Cash, commercial paper, United States government
securities and other qualifying investments (Spread Account)   $ 40,648    $ 27,218
Receivables from Trusts (NIRs) .............................     28,259      33,214
Overcollateralization ......................................     43,320      59,366
Investment in subordinated notes ...........................     18,616       7,372
                                                               ---------   ---------
Residual interest in securitizations .......................   $130,843    $127,170
                                                               =========   =========

The following table presents estimated remaining undiscounted credit losses included in the estimated fair value of the residual interest in securitizations as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                               JUNE 30,      DECEMBER 31,
                                                                 2003            2002
                                                              ----------      ----------
                                                                    (IN THOUSANDS)
Undiscounted estimated credit losses........................  $  62,535       $  54,363
Servicing portfolio subject to recourse provisions..........    535,036         477,038
Undiscounted estimated credit losses as percentage of
servicing portfolio subject to recourse provisions..........      11.71%          11.40%

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


On March 31, 2003, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2003-A in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $138.13 million of notes backed by automotive Contracts that CPS had purchased from Dealers. The Notes, issued by CPS Auto Receivables Trust 2003-A, consist of two classes: $17.96 million of 1.53% Class A-1 Notes, and $120.17 million of 2.89% Class A-2 Notes. The value of the residual was $29.7 million at June 30, 2003. The key assumptions used in determining the value were a discount rate of 14.0% per annum, prepayment speed of 20.86% per annum, and cumulative lifetime net losses of 12.44%.


On June 30, 2003, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2003-B in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $104.5 million of notes backed by automotive Contracts that CPS had purchased from Dealers. The Notes, issued by CPS Auto Receivables Trust 2003-B, consist of two classes: $69.0 million of 1.43% Class A-1 Notes, and $35.5 million of 2.69% Class A-2 Notes. The value of the residual was $19.4 million at June 30, 2003. The key assumptions used in determining the value were a discount rate of 14.0% per annum, prepayment speed of 21.71% per annum, and cumulative lifetime net losses of 12.50%.


(4) SECURITIZATION TRUST DEBT


The Company's MFN and TFC subsidiaries have completed a number of securitization transactions that are treated as secured borrowings for financial accounting purposes, rather than as sales. The debt issued in those transactions is shown on the Company's balance sheet as "Securitization Trust Debt," and the components of such debt are summarized in the following table:

                                                          Outstanding Principal
  Series:              Issue Date   Initial Principal        at June 30, 2003
  -------              ----------   -----------------        ----------------
TFC2003-1            May 20, 2003       $52.4 million           $50.0 million
TFC2002-2         October 9, 2002        62.6 million            37.4 million
TFC2002-1          March 19, 2002        64.6 million            21.4 million
MFN2001-A           June 28, 2001       301.0 million            40.7 million


All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through wholly-owned, bankruptcy remote, subsidiaries of TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal and interest payments are guaranteed by financial guaranty insurance policies.


The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain a minimum net worth, and meet other financial tests. As of June 30, 2003, the Company was not in default of any provisions of the agreements other than a covenant specifying maximum leverage. Subsequent to June 30, 2003, the Company has received a waiver on this covenant breach from the controlling party. The Company is responsible for the administration and collection of the Contracts. Securitization Agreements also require certain funds be held in

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of June 30, 2003, restricted cash under the various agreements totaled approximately $26.8 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.


The wholly-owned bankruptcy remote subsidiaries of MFN and TFC were formed to facilitate the above asset-backed financing transactions. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral on the securitization trust debt. None of the assets of these subsidiaries are available to pay other creditors of the Company or its affiliates.


(5) SENIOR SECURED DEBT


On February 3, 2003, the Company borrowed $25 million from Levine Leichtman Capital Partners II, L.P. ("LLCP"), net of fees and expenses of $1.05 million. The indebtedness, represented by the "Term D Note," was originally due in April 2003, with Company options to extend the maturity to May 2003 and January 2004, upon payment of successive extension fees of $125,000. The Company has paid the fees to extend the maturity to January 2004. Interest on the Term D Note is payable monthly at rates that averaged 4.79% per annum through June 30, 2003, and 12.0% per annum thereafter.


In a separate transaction, the Bridge Note issued to LLCP in connection with the acquisition of MFN, in an original principal amount of $35.0 million, was due on February 28, 2003. The outstanding principal balance of $17.0 million was paid in February 2003.

(6) NET GAIN ON SALE OF CONTRACTS

The following table presents components of net gain on sale of Contracts:

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                -------------------------        ------------------------
                                                   2003            2002            2003            2002
                                                 --------        --------        --------        --------
                                                                    (IN THOUSANDS)
Gain recognized on sale .................        $ 3,375         $ 5,479         $ 6,676         $ 7,131
Deferred acquisition fees and discounts .          2,299           1,220           4,590           1,220
Expenses related to sales ...............         (1,105)           (837)         (2,076)         (1,244)
(Provision for) Recovery of credit losses           (460)           (767)           (526)           (240)
                                                 --------        --------        --------        --------

Net gain on sale of Contracts ...........        $ 4,109         $ 5,095         $ 8,664         $ 6,867
                                                 ========        ========        ========        ========

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(7) INTEREST INCOME


The following table presents the components of interest income:


                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                               JUNE 30,                     JUNE 30,
                                       -----------------------       -----------------------
                                         2003           2002           2003           2002
                                       --------       --------       --------       --------
                                                                    (IN THOUSANDS)
Interest on finance receivables        $ 6,658        $11,695        $12,110        $15,604
Residual interest income, net .          4,647          2,935          8,388          6,756
Other interest income .........            137            116            272            130
                                       --------       --------       --------       --------
Net interest income ...........        $11,442        $14,746        $20,770        $22,490
                                       ========       ========       ========       ========


(8) EARNINGS PER SHARE


Diluted earnings per share for the three-month and six-month periods ended June 30, 2003 and 2002, were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and the six-month periods ended June 30, 2003 and 2002:

                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                                 -------------------     -------------------
                                                                   2003        2002        2003        2002
                                                                 -------     -------     -------     -------
                                                                                (IN THOUSANDS)
Weighted average number of common shares outstanding during
the period used to compute basic earnings (loss) per
share .....................................................      20,209      19,418      20,239      19,405

Incremental common shares attributable to exercise of
outstanding options and warrants ..........................       1,022       1,646         842          --

Incremental common shares attributable to convertible
debt ......................................................         334          --       1,079          --
                                                                 -------     -------     -------     -------

Number of common shares used to compute diluted
earnings (loss) per share .................................      21,565      21,064      22,160      19,405
                                                                 =======     =======     =======     =======

The assumed conversion of certain subordinated debt during the three-month and six-month period ended June 30, 2003, resulted in an increase to income for purposes of the diluted earnings per share calculation of $18,326 and $268,282, respectively, representing interest attributable to convertible debt that would not have been incurred if the convertible debt had been converted. Diluted net earnings for purposes of the diluted earnings per share calculation totaled $2.8 million for the three months ended June 30, 2003 and $9.2 million for the six-month ended June 30, 2003.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2002 would have included an additional 1.1 million and 2.6 million shares, respectively, attributable to the conversion of certain subordinated debt and the exercise of outstanding options and warrants. No such anti-dilution existed for the three-month and six-month periods ended June 30, 2003.


(9) INCOME TAXES


As of December 31, 2002, the Company had a net deferred tax liability of $6.7 million, which included a valuation allowance against certain deferred tax assets of $8.6 million. Tax liabilities, net at June 30, 2003 include $2.1 million of current taxes payable and no net deferred taxes as net deferred tax assets acquired were fully offset with a valuation allowance. The tax benefit for the six months ended June 30, 2003 is primarily the result of the resolution of certain Internal Revenue Service examinations of previously filed MFN tax returns, resulting in a tax benefit of $4.9 million, and other state tax matters. The tax benefit for the six months ended June 30, 2002 is due to tax legislation passed in early 2002, which enabled the Company to reverse a previously recorded valuation allowance of approximately $3.2 million. The Company has evaluated its deferred tax assets and believes that it is more likely than not that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income.



(10) LIQUIDITY


The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest, and from the Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.


Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. Through May 2002, the Company's Contract purchasing program consisted of both (i) flow purchases for immediate resale to non-affiliates, and (ii) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility. Flow purchases allowed the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, were materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the six-month period ended June 30, 2003 the Company purchased $182.0 million of Contracts for its own account and none on a flow basis, compared to $181.1 million of Contracts on a flow basis and $75.4 million for its own account in 2002. The Company's flow purchase program ended in May 2002.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


The Company's primary means of ensuring that its cash demands do not exceed its cash resources is to match its levels of Contract purchases to its availability of cash. The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Trusts and their related Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts in excess of their respective requisite levels. There can be no assurance that collections from the related Trusts will continue to generate sufficient cash.


Certain of the Company's securitization transactions and the warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with all of these covenants as of June 30, 2003 except one related to maximum leverage. Subsequent to June 30, 2003, the Company has received a waiver on this covenant breach from the controlling party. To the extent that the TFC Merger had not occurred, the Company would not have been in breach of such covenant.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


Consumer Portfolio Services, Inc. ("CPS," and together with its subsidiaries, the "Company") is a consumer finance company specializing in the business of purchasing, selling and servicing automobile installment purchase Contracts ("Contracts") originated by licensed automobile dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems ("Sub-Prime Customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not lend money directly to consumers. Rather, it purchases Contracts from Dealers.


CPS was incorporated and began its operations in 1991. From inception through June 30, 2003 the Company has purchased approximately $4.8 billion of Contracts, and as of June 30, 2003, had an outstanding servicing portfolio of approximately $754.0 million. The Company makes the decision to purchase Contracts under CPS' programs exclusively from its headquarters location in Irvine, California. The Company currently purchases Contracts under TFC's programs from two regional centers, one in Chesapeake, Virginia and one in San Diego, California. The Company services Contracts from several regional centers across the United States.


CREDIT RISK RETAINED


Throughout the periods for which information is presented in this report, the Company has purchased Contracts with the intention of reselling them in securitizations reflected as sales for financial accounting purposes. Additionally, the Company in its acquisition has acquired finance receivables that had been previously securitized in term securitization transactions reflected as secured borrowings for financial accounting purposes. As of June 30, 2003, the Company's Condensed Consolidated Balance Sheet included net finance receivables of approximately $165.9 million and securitization trust debt of $150.2 million related to finance receivables acquired in the acquisitions.


In a securitization treated as a sale, the Company sells Contracts to a special purpose subsidiary, which funds the purchase by sale of asset backed interest-bearing securities. At the closing of such a securitization, the Company has removed the sold Contracts from its Condensed Consolidated Balance Sheet. The Company remains responsible for collecting payments due under the Contracts, and retains a residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects will be the excess of future collections on the Contracts over principal and interest due on the asset backed securities. That residual interest appears on the Company's balance sheet as "Residual interest in securitizations," and its value is dependent on estimates of the future performance of the sold Contracts. In August 2003, the Company announced its intention to structure its future securitizations in such a way that they would be treated as financings, and not as sales. Whether treated as a financing or as a sale, the related special purpose subsidiary may be prohibited from releasing the excess cash to the Company if the credit performance of the sold Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of sold Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations.

RESULTS OF OPERATIONS


The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three and six months ended June 30, 2003 and 2002 include the results of operations of MFN Financial Corporation for the period subsequent to March 8, 2002, the date on which the Company acquired that corporation and its subsidiaries in a merger (the "MFN Merger"). See Note 1 of Notes to Condensed Consolidated Financial Statements, Acquisition of MFN Financial Corporation.


The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three and six months ended June 30, 2003 include the results of operations of TFC Enterprises, Inc. for the period subsequent to May 20, 2003, the date on which the Company acquired that corporation and its subsidiaries in a merger (the "TFC Merger"). See Note 1 of Notes to Condensed Consolidated Financial Statements, Acquisition of TFC Enterprises, Inc.


THE THREE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2002


REVENUES. During the three months ended June 30, 2003, revenues were $23.7 million, a decrease of $3.5 million, or 12.9%, from the prior year period revenue amount of $27.2 million. The primary reason for the decrease in revenues is a decrease in interest income and net gain on sale of Contracts. The decrease is offset in part by an increase in servicing fees. Net gain on sale of Contracts decreased by $986,000, or 19.4%, to $4.1 million in the three-month period ended June 30, 2002, compared to $5.1 million in the year earlier period, primarily as the result of the termination of the flow purchase program in early May 2002. Revenues of $1.1 million relating to the flow purchase program were included in net gain on sale of Contracts for the three-month period ended June 30, 2002.


Interest income for the three-month period ended June 30, 2003 decreased $3.3 million, or 22.4%, to $11.4 million in 2003 from $14.7 million in 2002. The primary reason for the decrease in interest income is the decline in the balance of the portfolio of Contracts acquired in the MFN Merger. This decline was partially offset by the interest income earned on the portfolio of Contracts acquired in the TFC Merger for the period after May 20, 2003 and an increase in residual interest income.


Servicing fees of $4.5 million in the three months ended June 30, 2003 increased $1.1 million or 32.2%, from $3.4 million in the same period a year earlier. The increase in servicing fees is the result of growth in the Company's servicing portfolio. At June 30, 2003, the Company was servicing a portfolio with an outstanding principal balance approximating $754.0 million, compared to a portfolio with an outstanding principal balance approximating $570.7 million as of June 30, 2002. The servicing portfolio had been approximately stable (amortization and charge-off of existing receivables roughly balanced by new purchases) prior to the TFC Merger. The TFC Merger increased the servicing portfolio by approximately $149 million.


The period over period decrease in other income resulted from decreased recoveries on previously charged off MFN Contracts. Such recoveries were $3.1 million for the three months ended June 30, 2003, compared to $3.4 million for the same period in 2002.


EXPENSES. The Company's operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net earnings include changes in the automobile and automobile finance market environments, macroeconomic factors such as interest rates, and mix of business between Contracts purchased on a flow basis and Contracts purchased on an other than flow basis. The Company ceased to purchase Contracts on a flow basis in May 2002.

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


Total operating expenses were $20.6 million for the second quarter of 2003, compared to $25.9 million for the second quarter of 2002.


Personnel costs decreased to $9.4 million during the three months ended June 30, 2003, representing 45.9% of total operating expenses, from $11.0 million for the 2002 period, or 42.3% of total operating expenses. The decrease is primarily the result of staff reductions since the MFN Merger on March 8, 2002 related to the integration and consolidation of certain service and administrative activities and the decline in the balance of the portfolio of Contracts acquired in the MFN Merger. The decline in personnel costs also resulted from the decline in stock-based employee compensation expense from $1.1 million in the second quarter of 2002 to $587,000 in the comparable period in 2003.


General and administrative expenses decreased to $4.0 million, or 19.7% of total operating expenses, in the second quarter of 2003, from $5.1 million, or 19.7% of total operating expenses, in the second quarter of 2002.


Interest expense for the three-month period ended June 30, 2002, decreased $2.1 million, or 29.5%, to $5.1 million in 2003, compared to $7.2 million in 2002. The decrease is due to the reduction in interest expense related to the average balance of the Securitization Trust Debt.


Income tax expense of $490,000 was recorded in the 2003 period. The Company's tax provision for the quarter reflects tax matters related to its acquisitions. The Company expects to record no tax provision for the remainder of 2003. In the 2002 period, income tax expense of $540,000 was recorded.


THE SIX-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2002


REVENUES. During the six months ended June 30, 2003, revenues were $46.3 million, an increase of $5.9 million, or 14.6%, from the prior year period revenue amount of $40.3 million. Net gain on sale of Contracts increased $1.8 million, or 26.2%, to $8.7 million in the six-month period ended June 30, 2003, compared to $6.9 million in the year earlier period, primarily as the result of increased sales of Contracts in securitizations offset in part by termination of the flow purchase program in early May 2002. The 2003 gain on sale amount is net of a $1.8 million pre-tax charge related to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools in which it retains a residual interest. During the first quarter of 2002, to prepare for the MFN Merger and related financing requirements, the Company chose to originate Contracts almost exclusively on a flow basis, resulting in a significantly lower gain on sale than had the Contracts been originated for the Company's own account and securitized, as was the case in the first quarter of 2003. In addition, as a result of revised Company estimates resulting from analyses of the current and historical performance of certain of the Company's previously securitized pools, the Company recorded pre-tax charges of approximately $2.5 million related to its residual interest in securitizations during the first quarter of 2002. Certain of the Company's older pools related to 1998 and prior had not performed as originally projected. Also in the first quarter of 2002, the Company recognized a charge of approximately $500,000 related to a loss realized upon the sale of a subordinated certificate ("B Piece") from the Company's 2002-A securitization.

Interest income for the six-month period ended June 30, 2003 decreased $1.7 million, or 7.6%, to $20.8 million in 2003 from $22.5 million in 2002. The primary reason for the decrease in interest income is the decline in the balance of the portfolio of Contracts acquired in the MFN Merger. This decline was partially offset by the interest income earned on the portfolio of Contracts acquired in the TFC Merger for the period after May 20, 2003 and an increase in residual interest income.


Servicing fees totaling $9.1 million in the six months ended June 30, 2003 increased $2.3 million, or 34.0%, from $6.8 million in the same period a year earlier. The increase in servicing fees can be attributed to the addition of the servicing fees generated by the portfolio acquired in the MFN Merger, compared to the prior year period when servicing fees were earned from the portfolio acquired in the MFN Merger only for the period from March 8, 2002 to June 30, 2002.


At June 30, 2003, the Company was generating income and fees on a portfolio with an outstanding principal balance approximating $754.0 million, compared to a portfolio with an outstanding principal balance approximating $570.7 million as of June 30, 2002. As the portfolio of Contracts acquired in the MFN Merger amortizes, the portfolio of Contracts originated by CPS continues to expand. At June 30, 2003, the portfolio composition was $482.9 million, or 64.0%, CPS, $146.3 million, or 19.4%, TFC, and $124.8 million, or 16.6%, MFN, compared to $261.1 million, or 45.8%, CPS and $309.6 million, or 54.2%, MFN at June 30, 2002.

The period over period increase in other income can be attributed to recoveries on previously charged off MFN Contracts totaling $6.8 million for the six-month period ended June 30, 2003 compared to $3.4 million for the comparable period in 2002.


EXPENSES. The Company's operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, macroeconomic factors such as interest rates, and mix of business between Contracts purchased on a flow basis and Contracts purchased on an other than flow basis. The Company ceased to purchase Contracts on a flow basis in May 2002.


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


Total operating expenses were $40.8 million for the six-month period ended June 30, 2003, compared to $45.8 million for the same period in 2002.


Personnel costs were lower, $17.9 million during the six months ended June 30, 2003, representing 43.9% of total operating expenses, compared to $19.4 million for the 2002 period, or 42.4% of total operating expenses. The decrease is primarily the result of staff reductions since the MFN Merger on March 8, 2002 related to the integration and consolidation of certain service and administrative activities and the decline in the balance of the portfolio of Contracts acquired in the MFN Merger. The decline in personnel costs also resulted from the decline in stock-based employee compensation expense from $1.9 million in the six-month period ended June 30, 2002 to $447,000 in the comparable period in 2003.

General and administrative expenses decreased to $8.1 million, or 19.8% of total operating expenses, in the first and second quarters of 2003, from $9.5 million, or 20.8% of total operating expenses, in the same quarters in 2002.


Interest expense for the six-month period ended June 30, 2003, decreased $1.0 million, or 8.9%, to $10.6 million in 2003, compared to $11.6 million in 2002. The decrease is due to the reduction in interest expense resulting from the MFN Merger, specifically related to the average balance of the Securitization Trust Debt.


Income tax benefit of $3.4 million and $5.3 million has been provided in the 2003 and 2002 periods, respectively. The 2003 benefit is primarily the result of the resolution of certain Internal Revenue Service examinations of previously filed MFN tax returns, resulting in a tax benefit of $4.9 million, and other state tax matters which have been included in the current period tax provision. The 2002 benefit is due to tax legislation passed in early 2002, which enabled the Company to reverse a previously recorded valuation allowance of approximately $3.2 million, as well as record benefit in the then current period. The Company expects to record no tax provision for the remainder of 2003.

EXTRAORDINARY ITEM. The six months ended June 30, 2002 included $17.4 million of unallocated negative goodwill, which represented the difference between the net assets acquired and the purchase price paid by the Company in connection with the MFN Merger.


INTENDED CHANGE IN SECURITIZATION STRUCTURE


The Company announced in August 2003 that it intends to structure its future securitization transactions so that they will be treated for financial accounting purposes as borrowings secured by receivables, rather than as sales of receivables. The intended future structure will affect the way in which the transactions are reported, including (i) the finance receivables will be shown as assets of the Company on its balance sheet, (ii) the debt issued in the transactions will be recorded as indebtedness of the Company, (iii) the servicing fee that the Company receives in connection with such receivables will be included in the interest earned on such receivables, (iv) the Company will initially and periodically record as expense a provision for estimated incurred losses on the receivables, and (v) the portion of payments on the receivables representing interest will be recorded as revenue as accrued. These changes collectively represent a deferral of revenue and acceleration of expenses, and thus initially will result in the Company's reporting lower earnings than it would report if it were to continue to structure its securitizations to require recognition of gain on sale. As a result, reported earnings initially will be less than they would be had the Company continued to structure its securitizations to record a gain on sale and therefore, reported net earnings may be negative or nominally positive for approximately the next year. The Company's cash availability and cash requirements should be unaffected by the intended change in structure.


LIQUIDITY AND CAPITAL RESOURCES


The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest, and from the Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of and further contributions to "Spread Accounts" (cash posted to enhance credit of securitized pools), and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from Spread Accounts), the rate of expansion or contraction in the Company's servicing portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.


Net cash provided by operating activities for the six months ended June 30, 2003 and 2002, was $49.1 million and $70.3 million, respectively. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts and from the amortization and liquidation of Contracts.


Net cash used in investing activities for the six months ended June 30, 2003 and 2002, was $10.2 million and $29.6 million, respectively. Cash used in the TFC Merger, net of the cash acquired in the transaction, totaled $10.2 million for the six months ended June 30, 2003.


Net cash provided by financing activities for the six months ended June 30, 2003 and 2002, was $38.2 million and $26.1 million, respectively. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt.


Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. The Company currently has $225 million in warehouse credit capacity, in the form of a $125 million facility, a $75 million facility and a $25 million facility. The first two warehouse facilities provide funding for Contracts purchased under CPS' programs while the third facility provides funding for Contracts purchased under TFC's programs. Through May 2002, the Company's Contract purchasing program consisted of both (i) flow purchases for immediate resale to non-affiliates and
(ii) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility. Flow purchases allowed the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, were materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the six-month period ended June 30, 2003 the Company purchased $182.0 million of Contracts for its own account, compared to $75.4 million for its own account and $181.1 million of Contracts on a flow basis in 2002. The Company's flow purchase program ended in May 2002.


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


The $25 million warehouse facility is similarly structured to allow TFC to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by TFC Warehouse I LLC. Approximately 71% of the principal balance of Contracts may be advanced to TFC under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility bear interest at a rate of one-month LIBOR plus 1.75% per annum. This facility was entered into as part of the TFC Merger on May 20, 2003 and has a 364-day term.


These facilities are independent of each other. Two different financial institutions purchase the notes issued by these facilities, and three different insurers insure the notes. Sales of Contracts to the facility-related special purpose subsidiaries ("SPS") related to the first two facilities have been treated as continuous securitizations. The Company, therefore, has removed these securitized Contracts and related debt from its Condensed Consolidated Balance Sheet and has recognized a gain on sale in the Company's Condensed Consolidated Statement of Operations. Indebtedness related to Contracts funded by the third facility, however, is on the Company's Condensed Consolidated Balance Sheet and no gain on sale was recognized in the Company's Condensed Consolidated Statement of Operations. Subsequent to June 30, 2003, each of the first two facilities was amended, with the effect that use of such facilities will be treated for financial accounting purposes as borrowing secured by such receivables, rather than as a sale of receivables. The effects of that amendment are similar to those discussed above with respect to the intended change in securitization structure.


Prior to June 2002, the Company also purchased Contracts on a flow basis, which, as compared with purchases of Contracts for the Company's own account, involved a materially reduced demand on the Company's cash. The Company's plan for meeting its liquidity needs is to match its levels of Contract purchases to its availability of cash.


Cash used for subsequent deposits to Spread Accounts for the six-month periods ended June 30, 2003 and 2002 was $1.3 million and $6.7 million, respectively. Cash released from Spread Accounts to the Company for the six-month periods ended June 30, 2003 and 2002, was $13.9 million and $36.1 million, respectively. Changes in deposits to and releases from Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts sold that make up the Company's servicing portfolio to which the respective Spread Accounts are related. During the six months ended June 30, 2003 the Company made initial deposits to the related Spread Accounts of $17.3 million related to its term securitization transactions, compared to $1.3 million in the 2002 period. The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial credit enhancement in securitizations, and the extent to which the previously established Spread Accounts either release cash to the Company or capture cash from collections on sold Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of June 30, 2003, the Company had cash on hand of $33.6 million and available Contract purchase commitments from its warehouse credit facilities of $205.2 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete the term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, servicing fees and other portfolio related income would decrease.

The Company's primary means of ensuring that its cash demands do not exceed its cash resources is to match its levels of Contract purchases to its availability of cash. The Company's ability to adjust the quantity of Contracts that it purchases and sells will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Trusts and their related Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts in excess of their respective requisite levels. There can be no assurance that collections from the related Trusts will continue to generate sufficient cash.


Certain of the Company's securitization transactions and the warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with all of these covenants as of June 30, 2003, except one related to maximum leverage. Subsequent to June 30, 2003, the Company has received a waiver on this covenant breach from the controlling party. To the extent that the TFC Merger had not occurred, the Company would not have been in breach of such covenant.


CRITICAL ACCOUNTING POLICIES


(a) ALLOWANCE FOR FINANCE CREDIT LOSSES


In order to estimate an appropriate allowance for losses incurred on finance receivables held on the Company's balance sheet, the Company uses a loss estimation methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for known and inherent losses in the finance receivable Contract portfolio. Provision for loss is charged to the Company's Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, the Company's level of provisioning and/or allowance may change as well.


(b) RESIDUAL INTEREST IN SECURITIZATION AND GAIN ON SALE OF CONTRACTS


Gain on sale may be recognized on the disposition of Contracts outright or in securitization transactions. In its securitization transactions, the Company, or a wholly-owned, consolidated subsidiary of the Company, retains a residual interest in the Contracts that are sold to a wholly-owned, unconsolidated special purpose subsidiary. The Company's securitization transactions include "term" securitizations (purchaser holds the Contracts for substantially their entire term) and "continuous" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).


The residual interest in term securitizations and the residual interest in the Contracts held in continuous ("warehouse") securitizations are reflected in the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet.


The Company's securitization structure has generally been as follows:


The Company sells Contracts it acquires to a wholly-owned, unconsolidated Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to an owner trust ("Trust"). The Trust is a qualifying special purpose entity as defined in Statement of Financial Accounting Standards

No. 140 ("SFAS 140"), and is therefore not consolidated in the Company's Condensed Consolidated Financial Statements. The Trust issues interest-bearing asset backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (a "Note Insurer"). In addition, the Company provides a "Credit Enhancement" for the benefit of the Note Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust, in the form of overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts, in the form of subordinated Notes, or some combination of such Credit Enhancements. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Contracts. The specified levels at which the Credit Enhancements are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to 10% or less of the initial aggregate balance.


The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes issued directly by the SPS, (ii) the initial purchaser of such notes has had the right, but not the obligation, to require that the Company repurchase the Contracts, (iii) the promissory notes are in an aggregate principal amount of not more than 72.5% to 73% of the aggregate principal balance of the Contracts (that is, at least 27% overcollateralization), and (iv) no Spread Account is involved. The SPS is a qualifying special purpose entity and therefore has not been consolidated in the Company's Condensed Consolidated Financial Statements. Subsequent to June 30, 2003, this securitization structure was amended to give the Company the right to repurchase the Contracts from the SPS. As a result, Contracts warehoused after June 30, 2003 will be reflected as secured borrowings for financial accounting purposes.


Upon each sale of Contracts in a securitization, whether a term securitization or a continuous securitization, the Company removes from its Condensed Consolidated Balance Sheet the Contracts held for sale and adds to its Condensed Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company.

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


The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Residuals that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and certain other fees (such as trustee and custodial fees). Required principal payments are generally defined as the payments sufficient to keep the principal balance of the Notes equal to the aggregate principal balance of the related Contracts (excluding those Contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related Securitization Agreements require accelerated payment of principal until the principal balance of the Notes is reduced to the specified percentage. Such accelerated principal payment is said to create "overcollateralization" of the Notes.


If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals, the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, recovery rates and the value of the Company's optional right to repurchase receivables pursuant to the terms of the Securitization Agreements, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 18.4% to 21.7% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 13.9% to 20.8% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.3% to 5.3% of the original principal balance.

Following a securitization, interest income is recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is equal to 14% per annum. In addition, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate. If the actual performance of the Contracts were worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required.


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


In determining the possible realization of deferred tax assets, future taxable income from the following sources are considered: (i) the reversal of taxable temporary differences; (ii) future operations exclusive of reversing temporary differences; and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.


FORWARD LOOKING STATEMENTS


This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 18.4% to 21.7% cumulatively over the lives of the related Contracts, that charge-offs as a percentage of original balances will approximate 13.9% to 20.8% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.3% to 5.3% of original principal balances. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the intended structure of future securitizations and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. If the Company were to defer its decision to change the structure of future transactions, that could cause such forward-looking statements not to be accurate. Both the amount of the effect of the intended change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the intended change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.


Additional risk factors, any of which could have a material effect on the Company's performance, are set forth below:


DEPENDENCE ON WAREHOUSE FINANCING. The Company's primary source of day-to-day liquidity is continuous securitization of Contracts, under which it sells or pledges Contracts to either of two special-purpose affiliated entities as often as once a week. Such transactions function as a "warehouse," in which Contracts are held. The Company expects to continue to effect similar transactions (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to maintain its existing structure or is unable to arrange new warehouse facilities, the Company may have to curtail Contract purchasing activities, which could have a material adverse effect on the Company's financial condition and results of operations.


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


RISK OF GENERAL ECONOMIC DOWNTURN. The Company's business is directly related to sales of new and used automobiles, which are affected by employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of the Company's focus on Sub-Prime Customers, the actual rates of delinquencies, repossessions and losses on such Contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general. Any sustained period of economic slowdown or recession could adversely affect the Company's ability to sell or securitize pools of Contracts. The timing of any economic changes is uncertain, and sluggish sales of automobiles and weakness in the economy could have an adverse effect on the Company's business and that of the Dealers from which it purchases Contracts.


DEPENDENCE ON PERFORMANCE OF SOLD CONTRACTS. Under the financial structures the Company has used to date in its term securitizations, certain excess cash flows generated by the Contracts sold in the term securitizations are retained in a Spread Account within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of each Spread Account vary among transactions, the Company's Securitization Agreements generally provide that the Company will receive excess cash flows only if the Spread Account balances have reached specified levels and/or the delinquency or losses related to the Contracts in the pool are below certain predetermined levels. In the event delinquencies and losses on the Contracts exceed such levels, the terms of the securitization: (i) may require increased Spread Account balances to be accumulated for the particular pool; (ii) may restrict the distribution to the Company of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the insurers to require the transfer of servicing on some or all of the Contracts to another servicer. Any of these conditions could materially adversely affect the Company's liquidity and financial condition.


CREDITWORTHINESS OF CONSUMERS. The Company specializes in the purchase, sale and servicing of Contracts to finance automobile purchases by Sub-Prime Customers, which entail a higher risk of non-performance, higher delinquencies and higher losses than Contracts with more creditworthy customers. While the Company believes that the underwriting criteria and collection methods it employs enable it to control the higher risks inherent in Contracts with Sub-Prime Customers, no assurance can be given that such criteria and methods will afford adequate protection against such risks. The Company has experienced fluctuations in the delinquency and charge-off performance of its Contracts. In the event that portfolios of Contracts sold and serviced by the Company experience greater defaults, higher delinquencies or higher net losses than anticipated, the Company's income could be negatively affected. A larger number of defaults than anticipated could also result in adverse changes in the structure of the Company's future securitization transactions, such as a requirement of increased cash collateral in such transactions.


PROBABLE INCREASE IN COST OF FUNDS. The Company's profitability is determined by, among other things, the difference between the rate of interest charged on the Contracts purchased by the Company and the rate of interest payable to purchasers of Notes issued in securitizations. The Contracts purchased by the Company generally bear finance charges close to or at the maximum permitted by applicable state law. The interest rates payable on such Notes are fixed, based on interest rates prevailing in the market at the time of sale. Consequently, increases in market interest rates tend to reduce the "spread" or margin between Contract finance charges and the interest rates required by investors and, thus, the potential operating profits to the Company from the purchase, sale and servicing of Contracts. Operating profits expected to be earned by the Company on portfolios of Contracts previously sold are insulated from the adverse effects of increasing interest rates because the interest rates on the related Notes were fixed at the time the Contracts were sold. With interest rates near historical lows as of the date of this report, it is probable that interest rates will increase in the near to intermediate term. Any future increases in interest rates would likely increase the interest rates on Notes issued in future term securitizations and could have a material adverse effect on the Company's results of operations.


PREPAYMENT AND CREDIT LOSSES. Gains from the sale of Contracts in the Company's past securitization transactions have constituted a significant portion of the net income of the Company. A portion of the gains is based in part on management's estimates of future prepayments and net losses and other considerations in light of then-current conditions. If actual prepayments with respect to Contracts occur more quickly than was projected at the time such Contracts were sold, as can occur when interest rates decline, or if net losses are greater than projected at the time such Contracts were sold, a charge to income may be required and would be taken in the period of adjustment. If actual prepayments occur more slowly or if net losses are lower than estimated with respect to Contracts sold, total revenue would exceed previously estimated amounts.


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


DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the six-month period ended June 30, 2003, no Dealer accounted for more than 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition and results of operations.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK


The Company is subject to interest rate risk during the period between when Contracts are purchased from Dealers and when such Contracts become part of a term securitization. Specifically, the interest rates on the warehouse facilities are adjustable while the interest rates on the Contracts are fixed. Historically, the Company's term securitization facilities have had fixed rates of interest. To mitigate some of this risk, the Company intends to issue fixed rate Notes and to include pre-funding structures for future term securitization transactions, whereby the amount of Notes issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the Notes outstanding, the amount as to which there can be no assurance.


The Company is subject to market risks due to fluctuations in interest rates primarily as a result of its commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of financial instruments:

                                        JUNE 30,                DECEMBER 31,
                                         2003                       2002
                               -----------------------     ---------------------
                                CARRYING       FAIR        CARRYING        FAIR
FINANCIAL INSTRUMENT             VALUE         VALUE        VALUE         VALUE
--------------------           ---------     ---------     --------     --------
                                    (IN THOUSANDS)             (IN THOUSANDS)
Finance receivables, net       $174,449      $174,449      $84,592      $84,592
Notes payable ...........         5,936         5,936          673          673
Securitization trust debt       150,022       150,022       71,630       71,630
Senior secured debt .....        52,496        52,496       50,072       50,072
Subordinated debt .......        35,996        34,961       36,000       32,800
Related party debt ......        17,500        16,734       17,500       15,400


Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the dates shown in the table, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.


ITEM 4.    CONTROLS AND PROCEDURES


CPS maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. As of the end of the period covered by this report, CPS evaluated the effectiveness of the design and operation of such disclosure controls and procedures. Based upon that evaluation, the principal executive officer (Charles E. Bradley, Jr.) and the principal financial officer (Robert E. Riedl) concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, material information relating to CPS that is required to be included in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                          PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.


The information provided under the caption "Legal Proceedings" in the Company's annual report on Form 10-K for the year ended December 31, 2002, and in its quarterly report for the period ended March 31, 2003, is incorporated herein by reference. No material developments have taken place in the litigation described therein.


The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS SHAREHOLDERS


The annual meeting of shareholders of the Company was held on May 28, 2003. At the meeting, each of the eight nominees to the Board of Directors was elected for a one-year term by the shareholders, with votes cast as follows:


         NOMINEE                              VOTES FOR           VOTES WITHHELD
         -------                              ---------           --------------
         Charles E. Bradley, Jr.              10,985,316             701,730
         Thomas L. Chrystie                   10,985,316             701,730
         E. Bruce Fredrikson                  11,166,096             520,950
         John E. McConnaughy, Jr.             10,985,316             701,730
         John G. Poole                        10,985,316             701,730
         William B. Roberts                   10,985,316             701,730
         John C. Warner                       11,166,096             520,950
         Daniel S. Wood                       10,985,316             701,730

The shareholders also approved each other proposal placed before the annual meeting. Such proposals were (i) approval of an amendment to the Company's 1997 Long-Term Incentive Stock Plan, which increased the number of shares issuable from 3,400,000 to 4,900,000, and thereby ratified grants of 1,498,450 options, and (ii) ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2003. Votes on such proposals were cast as follows:

                                                    Ratification of Selection of
                              Approval of Plan          Independent Auditors
                              ----------------          --------------------
       For                       10,069,312                    11,494,746
       Against                    1,593,434                       191,200
       Abstain                       24,300                         1,100
       Broker Non-votes           9,656,417                     9,656,417

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

         31.1 Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.

         31.2 Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.

         32       Section 1350 Certifications.*

        * These Certifications shall not be deemed "filed" for purposes of
    Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registration statement specifically states that such Certifications are incorporated therein.


    (b) The Company filed two reports on Form 8-K during the quarter ended June 30, 2003. The first, dated May 6, 2003, reported that the Company had announced its results for the quarter ended March 31, 2003 (Items 7 and 9). The second, dated May 20, 2003, reported the Company's acquisition of TFC Enterprises, Inc. (Items 2 and 7). The financial statements of the business acquired, together with pro forma combined financial information, were filed on August 4, 2003, by amendment to the report dated May 20.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    CONSUMER PORTFOLIO SERVICES, INC.

    (Registrant)

Date: August 13, 2003

      /s/   CHARLES E. BRADLEY, JR.
      -------------------------------------
      Charles E. Bradley, Jr.
      PRESIDENT AND CHIEF EXECUTIVE OFFICER
      (Principal Executive Officer)

Date: August 13, 2003

      /s/   ROBERT E. RIEDL
      -------------------------------------
      Robert E. Riedl
      SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
      (Principal Financial Officer)