Form 10-Q
period 2003-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2003-11-14
CIK 889609

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 10, 2003 the registrant had 20,263,494 common shares outstanding.
================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of September 30,
                2003 and December 31, 2002.....................................3

                Condensed Consolidated Statements of Operations and Comprehensive Income for the three-month and nine-month periods ended September 30, 2003 and 2002 .....................4

                Condensed Consolidated Statements of Cash Flows for the
                nine-month periods ended September, 2003 and 2002 .............5

                Notes to Condensed Consolidated Financial Statements...........6

Item 2.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................23

Item 3.         Quantitative and Qualitative Disclosures About Market Risk....39

Item 4.         Controls and Procedures.......................................39


                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.............................................40

Item 6.         Exhibits and Reports on Form 8-K..............................40

Signatures....................................................................41

Certifications................................................................42


ITEM 1.  FINANCIAL STATEMENTS

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                             (UNAUDITED)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2003            2002
                                                                  ----------      ----------
ASSETS
Cash ..........................................................   $  27,093       $  32,947
Restricted cash ...............................................      60,712          18,912

Finance receivables ...........................................     266,092         110,420
Less: Allowance for finance credit losses .....................     (38,017)        (25,828)
                                                                  ----------      ----------
Finance receivables, net ......................................     228,075          84,592

Servicing fees receivable .....................................       3,749           3,407
Residual interest in securitizations ..........................     119,240         127,170
Furniture and equipment, net ..................................       1,068           1,612
Deferred financing costs ......................................       1,489           1,671
Deferred interest expense .....................................         689           2,695
Other assets ..................................................       6,733          12,442
                                                                  ----------      ----------
                                                                  $ 448,848       $ 285,448
                                                                  ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Accounts payable and accrued expenses .........................   $  22,330       $  18,132
Warehouse lines of credit .....................................      24,255              --
Tax liabilities, net ..........................................       4,071           8,800
Capital lease obligation ......................................           5              67
Notes payable .................................................       3,999             673
Securitization trust debt .....................................     202,096          71,630
Senior secured debt ...........................................      50,136          50,072
Subordinated debt .............................................      35,966          36,000
Related party debt ............................................      17,500          17,500
                                                                  ----------      ----------
                                                                    360,358         202,874

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued ...................          --              --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding ..................          --              --
Common stock, no par value; authorized
   30,000,000 shares; 20,237,644 and 20,528,270 shares
   issued and outstanding at September 30, 2003 and
   December 31, 2002, respectively ............................      64,525          63,929
Retained earnings .............................................      26,665          20,597
Comprehensive loss - minimum pension benefit obligation, net...      (1,594)         (1,594)
Deferred compensation .........................................      (1,106)           (358)
                                                                  ----------      ----------
                                                                     88,490          82,574
                                                                  ----------      ----------
                                                                  $ 448,848       $ 285,448
                                                                  ==========      ==========

See accompanying Notes to Condensed Consolidated Financial Statements.


                                   CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       (UNAUDITED)

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                     2003          2002         2003          2002
                                                                   --------      --------     --------      --------
REVENUES:
Net gain on sale of contracts ...............................           --         5,303        8,664        12,170
Interest income .............................................       15,835        13,218       36,605        35,708
Servicing fees ..............................................        4,295         3,619       13,361        10,385
Other income ................................................        5,357         3,900       13,119         8,129
                                                                   --------      --------     --------      --------
                                                                    25,487        26,040       71,749        66,392
                                                                   --------      --------     --------      --------
EXPENSES:
Employee costs ..............................................        9,491         9,174       27,380        28,608
General and administrative ..................................        6,050         5,829       14,131        15,354
Interest ....................................................        6,427         6,334       17,044        17,982
Provision for credit losses .................................        4,190            --        4,190            --
Marketing ...................................................          846         1,116        2,574         3,804
Occupancy ...................................................        1,112         1,053        3,096         3,032
Depreciation and amortization ...............................          223           294          700           868
                                                                   --------      --------     --------      --------
                                                                    28,339        23,800       69,115        69,648
                                                                   --------      --------     --------      --------
Income (loss) before income taxes  (benefit) ................       (2,852)        2,240        2,634        (3,256)
Income tax expense (benefit) ................................           --           940       (3,434)       (4,314)
                                                                   --------      --------     --------      --------
Income (loss) before extraordinary item .....................       (2,852)        1,300        6,068         1,058
Extraordinary item, unallocated negative goodwill............           --            --           --        17,412
                                                                   --------      --------     --------      --------
Net income (loss) ...........................................       (2,852)        1,300        6,068        18,470
                                                                   ========      ========     ========      ========


Earnings (loss) per share before extraordinary item:
   Basic ....................................................        (0.14)         0.07         0.30          0.05
   Diluted ..................................................        (0.14)         0.06         0.28          0.05

Earnings per share, extraordinary item:
   Basic ....................................................           --            --           --          0.88
   Diluted ..................................................           --            --           --          0.83

Earnings (loss) per share after extraordinary item:
   Basic ....................................................        (0.14)         0.07         0.30          0.94
   Diluted ..................................................        (0.14)         0.06         0.28          0.88

Number of shares used in computing earnings (loss) per share:
   Basic ....................................................       20,200        19,683       20,226        19,693
   Diluted ..................................................       20,200        21,012       21,711        21,030

See accompanying Notes to Condensed Consolidated Financial Statements.


                                            CONSUMER PORTFOLIO SERVICES, INC.

                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (IN THOUSANDS)

                                                       (UNAUDITED)
                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30
                                                                                                ------------
                                                                                             2003            2002
                                                                                          ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................................      $   6,068       $  18,470
   Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary gain, excess of assets acquired over purchase price .............             --         (17,412)
     Depreciation and amortization .................................................            700             868
     Amortization of deferred financing costs ......................................          2,015           3,884
     Provision for credit losses ...................................................          4,716           1,587
     NIR gains recognized, net .....................................................         (6,676)        (10,471)
     Deferred compensation .........................................................            772             951
     Releases of cash from Trusts to Company .......................................         20,227          48,963
     Initial deposits to Trusts ....................................................        (18,736)         (6,819)
     Net deposits to Trusts to increase Credit Enhancement .........................        (19,575)        (13,606)
     (Increase) decrease in receivables from Trusts and
        investment in subordinated certificates ....................................         32,690           3,562

     Changes in assets and liabilities:
       Restricted cash .............................................................        (24,077)         14,492
       Purchases of contracts held for sale ........................................       (182,045)       (357,711)
       Amortization and liquidation of contracts held for sale .....................        249,660         434,142
       Other assets ................................................................          7,786           1,839
       Accounts payable and accrued expenses .......................................         (2,568)        (12,804)
       Deferred tax asset/liability ................................................         (6,802)          1,108
                                                                                          ----------      ----------
          Net cash provided by operating activities ................................         64,155         111,043

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of contracts held for investment ......................................        (92,389)             --
   Amortization of contracts held for investment ...................................          1,683              --
   Purchase of subsidiary, net of cash acquired ....................................        (10,181)        (29,467)
   Purchases of furniture and equipment ............................................            (68)           (253)
                                                                                          ----------      ----------
          Net cash used in investing activities ....................................       (100,955)        (29,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior secured debt ...................................         25,000          46,242
   Proceeds from issuance of securitization trust debt .............................         83,125              --
   Net proceeds from warehouse lines of credit .....................................         21,877              --
   Repayment of securitization trust debt ..........................................        (68,256)        (64,357)
   Repayment of senior secured debt ................................................        (24,935)        (15,699)
   Repayment of subordinated debt ..................................................            (34)        (23,081)
   Repayment of capital lease obligations ..........................................            (80)           (350)
   Repayment of notes payable ......................................................         (2,994)           (717)
   Payment of financing costs ......................................................         (1,833)         (1,037)
   Purchase of common stock ........................................................         (1,195)            (15)
   Exercise of options and warrants ................................................            271             309
                                                                                          ----------      ----------
          Net cash provided by (used in) financing activities ......................         30,946         (58,705)
                                                                                          ----------      ----------
Increase (decrease) in cash ........................................................         (5,854)         22,618

Cash at beginning of period ........................................................         32,947           2,570
                                                                                          ----------      ----------
Cash at end of period ..............................................................      $  27,093       $  25,188
                                                                                          ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
        Interest ...................................................................      $  12,997       $  14,836
        Income taxes ...............................................................          3,369          (5,483)

Supplemental disclosure of non-cash investing and financing activities:
      Stock compensation ...........................................................            772             951

See accompanying Notes to Condensed Consolidated Financial Statements.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS


Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize primarily in purchasing, selling and servicing retail automobile installment sale contracts ("Contracts" or "finance receivables") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. The Company purchases Contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.


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

                                                   SEPTEMBER 30,            DECEMBER 31,
                                                     2003 (1)    ACTIVITY      2002
                                                     --------    --------      ----
                                                              (IN THOUSANDS)
Severance payments and consulting contracts .....      $  348      $  223      $  571
Facilities closures .............................       1,211         784       1,995
Termination of contracts, leases, services and
     other obligations ..........................         206         117         323
Acquisition expenses accrued but unpaid .........          51          --          51
                                                       -------     -------     -------
     Total liabilities assumed ..................      $1,816      $1,124      $2,940
                                                       =======     =======     =======

------------
(1) The initial accrual amount recorded was $6.2 million on March 8, 2002 and the remaining accrual recorded in the Condensed Consolidated Balance Sheet of the Company is approximately $1.8 million, and $2.9 million as of September 30, 2003 and December 31, 2002, respectively. The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of MFN, and that amounts indicated above are reasonably allocated.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three and nine months ended September 30, 2003 and 2002, include the balance sheet accounts of MFN Financial Corporation as of September 30, 2003 and 2002 and the results of operations subsequent to March 8, 2002, the merger date.


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

TFC, through its primary operating subsidiary, "The Finance Company," purchases motor vehicle installment sales finance Contracts from automobile Dealers, and securitizes and services such Contracts. CPS intends to continue to use the assets acquired in the TFC Merger in the automobile finance business.

In connection with the integration and consolidation of certain activities between CPS and TFC, the Company has recognized certain liabilities related to the costs to integrate certain activities and terminate the affected employees of TFC. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. The total of these liabilities recognized by the Company at the time of the merger were $4.5 million. These costs include the following:

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                SEPTEMBER 30,               MAY 20,
                                                  2003 (1)    ACTIVITY       2003
                                                 ----------  ----------   ---------
                                                           (IN THOUSANDS)
Severance payments and consulting contracts..      $2,401      $  282      $2,683
Facilities closures .........................       1,380          41       1,421
Other obligations ...........................         234         206         440
                                                   -------     -------     -------
     Total liabilities assumed ..............      $4,015      $  529      $4,544
                                                   =======     =======     =======

------------
(1) The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of TFC, and that amounts indicated above are reasonably allocated.

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

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three and nine months ended September 30, 2003, include the balance sheet accounts of TFC Enterprises, Inc. as of September 30, 2003 and the results of operations subsequent to May 20, 2003, the merger date. The Company has recorded certain purchase accounting adjustments on its Condensed Consolidated Balance Sheet, which are estimates based on available information.

The following table summarizes the recorded amounts of the assets acquired and liabilities assumed at the date of acquisition.

                                                                   MAY 20, 2003
                                                                   ------------
                                                                  (IN THOUSANDS)
Cash .......................................................           $ 13,545
Restricted cash ............................................             17,723
Finance Contracts, net .....................................            125,108
Other assets ...............................................                502
                                                                       ---------
        Total assets acquired ..............................            156,878
                                                                       ---------
Securitization trust debt ..................................            115,597
Subordinated debt ..........................................              6,321
Capital lease obligations ..................................                 17
Accounts payable and other liabilities... ..................             11,217
                                                                       ---------
        Total liabilities assumed ..........................            133,152
                                                                       ---------
        Purchase price .....................................           $ 23,726
                                                                       =========

PRO FORMA RESULTS OF OPERATIONS

Selected unaudited pro forma combined results of operations for the three-month and nine-month periods ending September 30, 2003 and 2002, assuming the MFN Merger and TFC Merger occurred on January 1, 2003 and 2002, are as follows:

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                                THREE MONTHS      THREE MONTHS
                                                                    ENDED             ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                     2003              2002
                                                                     ----              ----
                                                                        (IN THOUSANDS)
Total revenue .............................................      $   25,487      $   32,031
Net earnings (loss) .......................................      $   (2,852)     $    2,339
Basic net earnings (loss) per share .......................      $    (0.14)     $     0.12
Diluted net earnings (loss) per share .....................      $    (0.14)     $     0.11


                                                                 NINE MONTHS      NINE MONTHS
                                                                    ENDED             ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                     2003              2002
                                                                     ----              ----
                                                                        (IN THOUSANDS)
Total revenue .............................................      $   78,413      $   102,680
Net earnings (loss) before Merger-related expenses and
     extraordinary item ...................................           6,497           (4,070)
Extraordinary item ........................................              --           17,412
Net earnings ..............................................           6,497           13,342

Basic net earnings (loss) per share before Merger-related
     expenses and extraordinary item ......................      $     0.32      $     (0.21)
Extraordinary item ........................................              --             0.88
Basic net earnings per share ..............................            0.32             0.68

Diluted net earnings (loss) per share before Merger-related
     expenses and extraordinary item ......................      $     0.30      $     (0.19)
Extraordinary item ........................................              --             0.83
Diluted net earnings per share ............................            0.30             0.63


BASIS OF PRESENTATION


The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year.


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

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


RECENT DEVELOPMENTS


Subsequent to June 30, 2003, the Company agreed with the other parties to its continuous or "warehouse" securitization facilities to amend the terms of such facilities. The effect of the amendments is to cause the use of those facilities to be treated for financial accounting purposes as borrowings secured by pledged Contracts, rather than as sales of such Contracts.


In addition, the Company announced in August 2003 that it would structure its future term securitization transactions so that they will be treated for financial accounting purposes as borrowings secured by receivables, rather than as sales of receivables. The new structure for the warehouse facilities described in the preceding paragraph and the intended future structure of the Company's term securitizations has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the finance receivables will be shown as assets of the Company on its balance sheet; (ii) the debt issued in the transactions will be shown as indebtedness of the Company; (iii) cash posted to enhance the credit of the securitization transactions will be shown as "restricted cash" on the Company's balance sheet;
(iv) the servicing fee that the Company receives in connection with such receivables will be recorded as a portion of the interest earned on such receivables; (v) the Company will initially and periodically record as expense a provision for estimated credit losses on the receivables; and (vi) the portion of scheduled payments on the receivables representing interest will be recorded as revenue as accrued.


These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations. The changes initially will result in the Company's reporting lower earnings than it would report if it were to continue to structure its securitizations to require recognition of gain on sale. As a result, reported earnings initially will be less than they would be had the Company continued to structure its securitizations to record a gain on sale and therefore, reported net earnings may be negative or nominally positive for approximately the next year. Growth in the Company's portfolio of receivables in excess of current expectations would further delay achievement of positive net earnings. The Company's cash availability and cash requirements should be unaffected by the change in structure.


TREATMENT OF SECURITIZATIONS


In its securitization transactions that were treated as sales for financial accounting purposes, the Company, or a wholly-owned, consolidated subsidiary of the Company, retains a residual interest in the Contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. The Company's securitization transactions include "term" securitizations (the purchaser holds the Contracts for substantially their entire term) and "continuous" or "warehouse" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).


As of December 31, 2002 the residual interest in term and warehouse securitizations are reflected in the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet. As of September 30, 2003 the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet reflects the residual interest in certain term securitizations but no residual interest in warehouse securitizations. In July 2003, the warehouse securitizations were restructured as secured financings and, therefore, are reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Condensed Consolidated Balance Sheet.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


The Company's securitization structure is generally as follows:


The Company sells Contracts it acquires to a wholly-owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to an owner trust ("Trust"). The Trust issues interest-bearing asset backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (a "Note Insurer"). In addition, the Company provides "Credit Enhancement" for the benefit of the Note Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust, in the form of overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts, in the form of subordinated Notes, or some combination of such Credit Enhancements. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Contracts. The specified levels at which the Credit Enhancements are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to a specified percentage of the initial aggregate balance.


The prior securitizations structured as sales for financial accounting purposes differ from secured financings in that the Trust to which the SPS sells the Contracts meets the definition of a qualified special purpose entity under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of the Trust are not consolidated into the Company's Condensed Consolidated Balance Sheet.


The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes which it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 71% to 73% of the aggregate principal balance of the Contracts (that is, at least 27% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003 the warehouse securitizations related to the CPS programs were amended to provide for the transactions to be reflected as secured financings for financial accounting purposes. The Contracts held by the warehouse SPS and the promissory notes that it issues are therefore included in the Company's Condensed Consolidated Financial Statements as assets and liabilities, respectively.


Upon each sale of Contracts in a securitization structured as a secured financing, whether a term securitization or a continuous securitization, the Company retains on its Condensed Consolidated Balance Sheet the Contracts securitized as assets and records the Notes issued in the transaction as indebtedness of the Company.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Under the prior securitizations structured as sales for financial accounting purposes, the Company removed from its Condensed Consolidated Balance Sheet the Contracts sold and added to its Condensed Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained or residual interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company. Until the maturity of these transactions, the Company's Condensed Consolidated Balance Sheet will reflect securitization transactions structured both as sales and as secured financings.


With respect to the prior securitizations structured as sales for financial accounting purposes, the Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective discount rate of approximately 14% per annum.


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


If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 18.3% to 22.2% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 14.2% to 21.4% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.2% to 5.5% of the original principal balance.


Following a securitization structured as a sale for financial accounting purposes, interest income is recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is equal to 14% per annum. In addition, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate. If the actual performance of the Contracts were worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.


In both securitizations structured as secured financings and securitizations structured as sales, the related receivables are sold by the Company (through a subsidiary) to the related securitization Trust. The difference between the two structures is that, while the receivables have been sold by the Company, in securitizations structured as secured financings the Company reports the assets and liabilities of the securitization Trust on its Condensed Consolidated Balance Sheet. Under both structures, the Noteholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Notes until the Noteholders are fully paid, and the Company is therefore at risk to that extent.


OTHER INCOME


Other income consists primarily of recoveries on certain previously charged off Contracts and state sales tax refunds.


STOCK BASED COMPENSATION


The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). APB 25 provides that compensation expense relative to the Company's employee stock options is measured based on the difference between the share price and the exercise price of stock options at the date of grant and the Company recognizes

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


compensation expense in its statement of operations using the straight-line method over the vesting period for fixed awards. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.


As of September 30, 2003 and 2002, the Company had options outstanding to acquire 3,849,299 and 4,051,699 shares, respectively, of its common stock. The following table shows the pro forma net income (loss) as if the fair value method of SFAS 123 had been used to account for stock-based compensation expense (in thousands, except per share amounts):

                                                         THREE MONTHS                    NINE MONTHS
                                                             ENDED                           ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                     2003            2002            2003            2002
                                                  ----------      ----------      ----------      -----------
                                                    (IN THOUSANDS, EXCEPT           (IN THOUSANDS, EXCEPT
                                                        PER SHARE DATA)                  PER SHARE DATA)
Net income (loss), as reported .............      $  (2,852)      $   1,300       $   6,068       $   18,470
Stock-based employee compensation expense,
fair value method, net of tax ..............           (214)           (242)           (639)            (596)
Previously recorded stock-based employee
compensation (income) expense, net of tax...            189            (555)            448              551
                                                  ----------      ----------      ----------      -----------
Pro forma net income .......................      $  (2,877)      $     503       $   5,877       $   18,425
                                                  ==========      ==========      ==========      ===========
Net income per share
Basic, as reported .........................      $   (0.14)      $    0.07       $    0.30       $     0.94
Diluted, as reported (1) ...................      $   (0.14)      $    0.06       $    0.28       $     0.88

Pro forma Basic ............................      $   (0.14)      $    0.03       $    0.29       $     0.94
Pro forma Diluted (1) ......................      $   (0.14)      $    0.02       $    0.27       $     0.88


(1) The assumed conversion of certain subordinated debt during the nine-month periods ended September 30, 2003, resulted in an increase to income for purposes of the diluted earnings per share calculation of $54,979.


Pro forma net income (loss) and income (loss) per share reflect only options granted in the years ended December 31, 1996 to September 30, 2003. Therefore, the full effect of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above, as compensation expense for options granted prior to 1996 is not considered.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


PURCHASES OF COMPANY STOCK


During the nine-month period ended September 30, 2003, the Company purchased 548,426 shares of its common stock at an average price of $2.18, or $1.2 million in total.


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


In April 2003, FASB issued Statement on Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other Contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for most Contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company.


In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.


Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements.


In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51" ("FIN 46"), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after September 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The FASB deferred the effective date for applying the provision of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim or annual period after December 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(2) FINANCE RECEIVABLES


The following table presents the components of Finance Receivables, net of unearned income:

                                                                SEPTEMBER 30, DECEMBER 31,
                                                                    2003          2002
                                                                  ---------     ---------
                                                                      (IN THOUSANDS)
Finance Receivables
  Automobile
     Simple interest .......................................      $114,161      $ 31,359
     Precompute or "Rule of 78's," net of unearned income...       151,931        79,061
                                                                  ---------     ---------
Finance Receivables, net of unearned income ................      $266,092      $110,420
                                                                  =========     =========

The following table presents the contractual maturities of Finance Receivables, net of unearned income as of September 30, 2003:

                                                                   AMOUNT           %
                                                                  ---------     ---------
                                                                 (DOLLARS IN THOUSANDS)

Due in 2003.................................................      $  3,777           1 %
Due in 2004.................................................        33,513          13 %
Due in 2005.................................................        48,207          18 %
Due in 2006.................................................        43,647          16 %
Due in 2007.................................................        41,935          16 %
Due thereafter .............................................        95,013          36 %
                                                                  ---------        -----
    Total...................................................      $266,092         100 %
                                                                  =========        =====


The following table presents a summary of the activity for the allowance for credit losses, for the nine-month periods ended September 30, 2003 and 2002:

                                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                                    2003           2002
                                                                  ---------      ---------
                                                                        (IN THOUSANDS)
Balance at beginning of period .............................      $ 25,828       $     --
Addition to allowance for credit losses from acquisitions           24,271         59,261
Provision for credit losses ................................         4,716          1,587
Net charge offs ............................................       (16,798)       (26,773)
                                                                  ---------      ---------
Balance at end of period ...................................      $ 38,017       $ 34,075
                                                                  =========      =========

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(3) RESIDUAL INTEREST IN SECURITIZATIONS


The following table presents the components of the residual interest in securitizations:

                                                                  SEPTEMBER 30, DECEMBER 31,
                                                                      2003          2002
                                                                    ---------     ---------
                                                                        (IN THOUSANDS)

Cash, commercial paper, United States government securities...
and other qualifying investments (Spread Account) ............      $ 38,793      $ 27,218
Receivables from Trusts (NIRs) ...............................        24,303        33,214
Overcollateralization ........................................        38,004        59,366
Investment in subordinated notes .............................        18,140         7,372
                                                                    ---------     ---------
Residual interest in securitizations .........................      $119,240      $127,170
                                                                    =========     =========


The following table presents estimated remaining undiscounted credit losses included in the estimated fair value of the residual interest in securitizations as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                       2003         2002
                                                                    ---------     ---------
                                                                     (DOLLARS IN THOUSANDS)

Undiscounted estimated credit losses .............................  $ 53,705      $ 54,363
Servicing portfolio subject to recourse provisions ...............   477,126       477,038
Undiscounted estimated credit losses as percentage of servicing
portfolio subject to recourse provisions..........................    11.26%        11.40%



On March 31, 2003, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2003-A in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $138.13 million of notes backed by automotive Contracts that CPS had purchased from Dealers. The Notes, issued by CPS Auto Receivables Trust 2003-A, consist of two classes: $17.96 million of 1.53% Class A-1 Notes, and $120.17 million of 2.89% Class A-2 Notes. The value of the residual was $30.1 million at September 30, 2003. The key assumptions used in determining the value were a discount rate of 14.0% per annum, cumulative lifetime prepayments of 20.43%, and cumulative lifetime credit losses of 12.84%.


On June 30, 2003, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2003-B in a securitization transaction, retaining a residual interest therein. In this transaction, qualified institutional buyers purchased $104.5 million of notes backed by automotive Contracts that CPS had purchased from Dealers. The Notes, issued by CPS Auto Receivables Trust 2003-B, consist of two classes: $69.0 million of 1.43% Class A-1 Notes, and $35.5 million of 2.69% Class A-2 Notes. The value of the residual was $23.6 million at September 30, 2003. The key assumptions used in determining the value were a discount rate of 14.0% per annum, cumulative lifetime prepayments of 20.99%, and cumulative lifetime credit losses of 12.41%.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



(4) SECURITIZATION TRUST DEBT


The Company's MFN and TFC subsidiaries have completed a number of securitization transactions that are treated as secured borrowings for financial accounting purposes, rather than as sales. In addition, on September 30, 2003, CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2003-C in a securitization transaction, which has also been treated as a secured borrowing for financial accounting purposes. In this transaction, qualified institutional buyers purchased $83.1 million of notes backed by automotive Contracts that CPS had purchased from Dealers. The Notes, issued by CPS Auto Receivables Trust 2003-C, consist of two classes: $53.7 million of 1.55% Class A-1 Notes, and $29.4 million of 3.19% Class A-2 Notes. The debt issued in these transactions is shown on the Company's balance sheet as "Securitization Trust Debt," and the components of such debt are summarized in the following table:

                                                                  Outstanding Principal
           Series:              Issue Date   Initial Principal    at September 30, 2003
           -------              ----------   -----------------    ---------------------
         CPS2003-C      September 30, 2003       $83.1 million            $83.1 million

         TFC2003-1            May 20, 2003        52.4 million             42.2 million

         TFC2002-2         October 9, 2002        62.6 million             30.8 million

         TFC2002-1          March 19, 2002        64.6 million             16.4 million

         MFN2001-A           June 28, 2001       301.0 million             29.6 million

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through wholly-owned, bankruptcy remote, subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal and interest payments are guaranteed by financial guaranty insurance policies.

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain a minimum net worth, and meet other financial tests. As of September 30, 2003, the Company was not in default of any provisions of the agreements other than a covenant specifying maximum leverage. As of September 30, 2003, the Company had received a waiver on this covenant breach from the controlling party. The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of September 30, 2003, restricted cash under the various agreements totaled approximately $52.5 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



The wholly-owned bankruptcy remote subsidiaries of CPS, MFN and TFC were formed to facilitate the above asset-backed financing transactions. Similar bankruptcy remote subsidiaries issue the debt outstanding under the Company's warehouse lines of credit. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. All such transactions, treated as secured financings for accounting and tax purposes, are treated as sales for all other purposes, including legal and bankruptcy purposes. None of the assets of these subsidiaries are available to pay other creditors of the Company or its affiliates.


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

In a separate transaction, the Bridge Note issued to LLCP in connection with the acquisition of MFN, in an original principal amount of $35.0 million, was due on February 28, 2003. The outstanding principal balance of $17.0 million was paid in February 2003. In addition, the maturity of the Term B Note was extended in October 2003 from November 2003 to January 2004. As of September 30, 2003, the outstanding principal balances of the Term B Note and the Term C Note were $19.8 million and $5.3 million, respectively.


(6) NET GAIN ON SALE OF CONTRACTS


The following table presents components of net gain on sale of Contracts:

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                  -----------------------      ------------------------
                                                    2003           2002           2003           2002
                                                  ---------     ---------      ---------      ---------
                                                                    (IN THOUSANDS)
Gain recognized on sale ....................      $     --      $  5,971       $  6,676       $ 13,102
Deferred acquisition fees and discounts ....            --         1,872          4,590          3,092
Expenses related to sales ..................            --        (1,193)        (2,076)        (2,437)
Provision for credit losses ................            --        (1,347)          (526)        (1,587)
                                                  ---------     ---------      ---------      ---------
Net gain on sale of Contracts ..............            --      $  5,303       $  8,664       $ 12,170
                                                  =========     =========      =========      =========

No gain on sale is recorded in the quarter ended September 30, 2003 due to the July 2003 decision to structure future securitizations as secured financings, rather than as sales.

(7) INTEREST INCOME


The following table presents the components of interest income:

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                 -------------------------      -----------------------
                                                    2003            2002          2003           2002
                                                 ---------        --------      --------      ---------
                                                                      (IN THOUSANDS)
Interest on finance receivables.............     $ 11,731         $ 9,822      $ 23,841       $ 25,426
Residual interest income, net...............        3,682           3,298        12,070         10,054
Other interest income.......................          422              98           694            228
                                                 ---------        --------      --------      ---------
Net interest income.........................     $ 15,835         $13,218       $36,605       $ 35,708
                                                 =========        ========      ========      =========

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(8) EARNINGS PER SHARE


Diluted earnings per share for the three-month and nine-month periods ended September 30, 2003 and 2002, were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and the nine-month periods ended September 30, 2003 and 2002:

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                            -------------------     -------------------
                                              2003       2002         2003       2002
                                            -------     -------     -------     -------
                                                          (IN THOUSANDS)
Weighted average number of common
   shares outstanding during the
   period used to compute basic
   earnings (loss) per share .........      20,200      19,683      20,226      19,693
Incremental common shares
   attributable to exercise of
   outstanding options and warrants ..          --         996       1,152       1,337
Incremental common shares
   attributable to convertible debt...          --         333         333          --
                                            -------     -------     -------     -------
Number of common shares used to
   compute diluted earnings (loss)
   per share .........................      20,200      21,012      21,711      21,030
                                            =======     =======     =======     =======


The assumed conversion of certain subordinated debt during the nine-month period ended September 30, 2003, resulted in an increase to income for purposes of the diluted earnings per share calculation of $55,000, representing interest attributable to convertible debt that would not have been incurred if the convertible debt had been converted. Diluted net earnings for purposes of the diluted earnings per share calculation totaled $6.1 million for the nine months ended September 30, 2003.

If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in the diluted earnings per share calculation for the nine-month period ended September 30, 2002 would have included an additional 1.1 million shares attributable to the conversion of certain subordinated debt. No such anti-dilution existed for the three-month period ended September 30, 2002. Similarly, additional shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2003 would have included an additional 2.8 million and 746,000 shares, respectively, attributable to the conversion of certain subordinated debt and the exercise of outstanding options and warrants.

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


(9) INCOME TAXES


As of December 31, 2002, the Company had a net deferred tax liability of $6.7 million, which included a valuation allowance against certain deferred tax assets of $8.6 million. Tax liabilities, net at September 30, 2003 included $4.1 million of current taxes payable and no net deferred taxes as net deferred tax assets acquired were fully offset with a valuation allowance. The tax benefit for the nine months ended September 30, 2003 is primarily the result of the resolution of certain Internal Revenue Service examinations of previously filed MFN tax returns, resulting in a tax benefit of $4.9 million, and other state tax matters. The tax benefit for the nine months ended September 30, 2002 is due to tax legislation passed in early 2002, which enabled the Company to reverse a previously recorded valuation allowance of approximately $3.2 million. The Company has evaluated its deferred tax assets and believes that it is more likely than not that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income.


(10) LIQUIDITY


The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest, and from the Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of and further contributions to Spread Accounts, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools), the rate of expansion or contraction in the Company's managed portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.


Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. The Company currently has $225 million in warehouse credit capacity, in the form of a $125 million facility, a $75 million facility and a $25 million facility. The first two warehouse facilities provide funding for Contracts purchased under CPS' programs while the third facility provides funding for Contracts purchased under TFC's programs. Through May 2002, the Company's Contract purchasing program consisted of both (i) flow purchases for immediate resale to non-affiliates and
(ii) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility. Flow purchases allowed the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, were materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the nine-month period ended September 30, 2003 the Company purchased $274.4 million of Contracts for its own account, compared to $176.6 million for its own account and $181.1 million of Contracts on a flow basis in 2002. The Company's flow purchase program ended in May 2002.


The Company's primary means of ensuring that its cash demands do not exceed its cash resources is to match its levels of Contract purchases to its availability of cash. The Company's ability to adjust the quantity of Contracts that it purchases and securitizes will be subject to general competitive conditions and

                        CONSUMER PORTFOLIO SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


the continued availability of warehouse credit facilities. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Trusts and their related Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts in excess of their respective requisite levels. There can be no assurance that collections from the related Trusts will continue to generate sufficient cash.

Certain of the Company's securitization transactions and the warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with substantially all of these covenants as of September 30, 2003, except one related to maximum leverage. The Company has received a waiver of such non-compliance from the controlling party.


(11) LEGAL PROCEEDINGS


The shareholder derivative lawsuit referred to in the March 2003 10-Q was dismissed on September 5, 2003 (without prejudice).


The Company in August 2003 settled the lawsuits referred to in its annual report as the "Mississippi Litigation," together with similar unfiled claims that might have been asserted by a number of other Mississippi residents.


The "Stanwich Case" referred to in the Company's annual report includes both direct claims on behalf of creditors of Stanwich Financial Services Corp. and cross-claims on behalf of other defendants in the case. Certain cross-claims may not be dismissed pursuant to any settlement agreements yet reached, and the Company may need to defend against or separately settle such cross-claims.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


Consumer Portfolio Services, Inc. ("CPS," and together with its subsidiaries, the "Company") is a consumer finance company specializing in purchasing, selling and servicing automobile installment purchase Contracts ("Contracts") originated by licensed automobile dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems ("Sub-Prime Customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not lend money directly to consumers. Rather, it purchases Contracts from Dealers.


CPS was incorporated and began its operations in 1991. In March 2002 CPS acquired by merger (the "MFN Merger") MFN Financial Corp. and its subsidiaries. In May 2003, CPS acquired by merger (the "TFC Merger") TFC Enterprises Inc. and its subsidiaries. Both MFN Financial Corp and TFC Enterprises Inc., through their respective subsidiaries, were engaged in businesses substantially similar to that of CPS, and in each merger CPS acquired a portfolio of receivables that had been held by the acquired company. Each merger was accounted for as a purchase.


SECURITIZATION


GENERALLY


Throughout the periods for which information is presented in this report, the Company has purchased Contracts with the intention of reselling them in securitizations. All such securitizations have involved identification of specific Contracts, sale of those Contracts (and associated rights) to a special purpose subsidiary of the Company, and issuance of asset-backed securities to fund the transactions. Depending on the structure of the securitization, the transaction may be properly accounted for as a sale of the Contracts, or as a secured financing.


When structured to be treated as a secured financing, the subsidiary is consolidated with the Company. Accordingly, the sold Contracts and the related securitization trust debt appear as assets and liabilities, respectively, of the Company on its Condensed Consolidated Balance Sheet. The Company then recognizes interest and fee income on the receivables and interest expense on the securities issued in the securitization, and records as expense a provision for probable credit losses on the receivables.


When structured to be treated as a sale, the subsidiary is not consolidated with the Company. Accordingly, the securitization removes the sold Contracts from the Company's Condensed Consolidated Balance Sheet, the asset backed securities (debt of the non-consolidated subsidiary) do not appear as debt of the Company, and the Company shows as an asset a retained residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects will be the excess of future collections on the Contracts over principal and interest due on the asset backed securities. That residual interest appears on the Company's balance sheet as "Residual interest in securitizations," and its value is dependent on estimates of the future performance of the sold Contracts.

CHANGE IN POLICY


During August 2003 the Company announced that it would structure its future securitization transactions to be reflected as secured financings for financial accounting purposes. The first term securitization so structured occurred on September 30, 2003 when CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2003-C. The Company had structured all of its prior term securitization transactions related to the CPS programs to be reflected as sales for financial accounting purposes. In the MFN Merger and in the TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured borrowings. As of September 30, 2003, the Company's Condensed Consolidated Balance Sheet included net finance receivables of approximately $165.6 million and securitization trust debt of $119.0 million related to finance receivables acquired in the two mergers, out of totals of net finance receivables of approximately $228.1 million and securitization trust debt of approximately $202.1 million.


CREDIT RISK RETAINED


Whether treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be prohibited from releasing excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of September 30, 2003 was approximately $752.3 million.


RESULTS OF OPERATIONS


ACQUISITIONS


The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three and nine months ended September 30, 2003 and 2002 include the results of operations of MFN Financial Corporation for the period subsequent to March 8, 2002, the date on which the Company acquired that corporation and its subsidiaries in the MFN Merger. See Note 1 of Notes to Condensed Consolidated Financial Statements, Acquisition of MFN Financial Corporation.


The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three and nine months ended September 30, 2003 include the results of operations of TFC Enterprises, Inc. for the period subsequent to May 20, 2003, the date on which the Company acquired that corporation and its subsidiaries in the TFC Merger. See Note 1 of Notes to Condensed Consolidated Financial Statements, Acquisition of TFC Enterprises, Inc.


EFFECTS OF CHANGE IN SECURITIZATION STRUCTURE


The Company's July 2003 decision to structure future securitization transactions as borrowings secured by receivables for financial accounting purposes, rather than as sales of receivables, has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the finance receivables will be shown as assets of the Company on its balance sheet; (ii) the debt issued in the transactions will be shown as indebtedness of the Company; (iii) cash posted to enhance the credit of the securitization transactions ("Spread Accounts") will be shown as "Restricted cash" on the Company's balance sheet; (iv) the servicing fee that the Company receives in connection with such receivables will be recorded as a portion of the interest earned on such receivables; (v) the Company will initially and periodically record as expense a provision for estimated credit losses on the receivables; and (vi) the portion of scheduled payments on the receivables representing interest will be recorded as revenue as accrued.

These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations. The changes initially will result in the Company's reporting lower earnings than it would report if it were to continue to structure its securitizations to require recognition of gain on sale. As a result, reported earnings initially will be less than they would be had the Company continued to structure its securitizations to record a gain on sale and, therefore, reported net earnings may be negative or nominally positive for approximately the next year. Growth in the Company's portfolio of receivables in excess of current expectations would further delay achievement of positive net earnings. The Company's cash availability and cash requirements should be unaffected by the change in structure.


The first such term transaction completed by the Company occurred on September 30, 2003 when CPS (through a subsidiary) sold automobile installment sales finance Contracts to CPS Auto Receivables Trust 2003-C in a securitization transaction. The Company's MFN and TFC subsidiaries completed term securitizations structured as secured financings prior to becoming subsidiaries of the Company. The structures of the Company's two warehouse securitization transactions which relate to the CPS programs were amended in July 2003 to be treated as secured financings for financial accounting purposes. The Company's third warehouse securitization credit facility, which relates to the TFC programs, has been structured as a secured financing for financial accounting purposes since the date of the TFC Merger.


THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002


REVENUES. During the three months ended September 30, 2003, revenues were $25.5 million, a decrease of $553,000, or 2.1%, from the prior year period revenue amount of $26.0 million. The primary reason for the decrease in revenues is the elimination of net gain on sale of Contracts, as no gain on sale revenue is recorded with securitization transactions that are structured as secured financings for financial accounting purposes. Zero net gain on sale of contracts was recorded in the current period, compared to $5.3 million in the year earlier period. Given the change in the securitization structure, net gain on sale is not expected to be a significant component of the Company's revenues in future quarters. The Company expects that, until its portfolio of managed receivables transitions from containing predominantly receivables securitized under a sale structure to include significantly more receivables securitized under a secured financing structure, its revenues will be less than they would have been had the Company continued with the prior structure. Comparisons with prior years during this transition period, therefore, could be misleading.


The elimination in net gain on sale revenue is offset in part by increases in interest income and in servicing fees. Interest income for the three-month period ended September 30, 2003 increased $2.6 million, or 19.8%, to $15.8 million in 2003 from $13.2 million in 2002. The primary reasons for the increase in interest income are the change in securitization structure implemented during the quarter as described above, the interest income earned on the portfolio of Contracts acquired in the TFC Merger and an increase in residual interest income. This increase was partially offset by the decline in the balance of the portfolio of Contracts acquired in the MFN Merger.

Servicing fees of $4.3 million in the three months ended September 30, 2003 increased $676,000, or 18.7%, from $3.6 million in the same period a year earlier. The increase in servicing fees is the result of growth in the Company's managed portfolio held by non-consolidated subsidiaries. The Contracts in this portfolio were securitized in structures treated as sales for financial accounting purposes and, therefore, do not appear on the Company's Condensed Consolidated Balance Sheet. At September 30, 2003, the Company's managed portfolio held by non-consolidated subsidiaries had an outstanding principal balance approximating $477.2 million, compared to $421.5 million as of September 30, 2002. At September 30, 2003, the Company's managed portfolio held by consolidated subsidiaries had an outstanding principal balance approximating $266.1 million, compared to $146.2 million as of September 30, 2002. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will decline in future periods, and servicing fee revenue is anticipated to decline proportionately.


The period over period increase in other income resulted primarily from the receipt of state sales tax refunds of $2.2 million during the 2003 period. This increase was offset in part by decreased recoveries on previously charged off MFN Contracts. Such recoveries were $2.7 million for the three months ended September 30, 2003, compared to $3.4 million for the same period in 2002.


EXPENSES. The Company's operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net earnings include changes in the automobile and automobile finance market environments and macroeconomic factors such as interest rates and the unemployment level.


Personnel costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding warrants and stock options, and are one of the Company's most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and Contracts processed and serviced.


Other operating expenses consist primarily of interest expense, provisions for credit losses, facilities expenses, telephone and other communication services, credit services, computer services (including personnel costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization.


Total operating expenses were $28.3 million for the third quarter of 2003, compared to $23.8 million for the third quarter of 2002. The increase is primarily due to the $4.2 million expense recorded as provision for credit loss during the 2003 period.


Personnel costs increased to $9.5 million during the three months ended September 30, 2003, representing 33.5% of total operating expenses, from $9.2 million for the comparable 2002 period, or 38.5% of total operating expenses. The increase is primarily the result of staff additions related to the TFC Merger in May 2003. This increase was partially offset by staff reductions since the MFN Merger in 2002 related to the integration and consolidation of certain service and administrative activities and the decline in the balance of the portfolio of Contracts acquired in the MFN Merger. The increase in personnel costs also resulted from the increase in stock-based employee compensation expense by $1.3 million to $325,000 in the third quarter of 2003 from a negative $1.0 million in the comparable period in 2002.


General and administrative expenses increased to $6.1 million, or 21.3% of total operating expenses, in the third quarter of 2003, from $5.8 million, or 24.4% of total operating expenses, in the third quarter of 2002. The decrease as a percentage of total operating expenses reflects continued general cost cutting during the quarter, offset in part by legal and other corporate expenses.

Interest expense for the three-month period ended September 30, 2003, increased $93,000, or 1.5%, to $6.4 million, compared to $6.3 million in the comparable period in 2002. The small net increase is the result of changes in the amount and composition of securitization trust debt carried on the Company's Condensed Consolidated Balance Sheet: such debt increased as a result of the TFC Merger and the change in securitization structure implemented beginning in July 2003, partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger. As the Company continues to structure future securitization transactions as secured financings, securitization trust debt and the related interest expense are expected to increase.


No income tax benefit was recorded in the 2003 period and the Company expects to record no tax benefit for the remainder of 2003. In the 2002 period, income tax expense of $940,000 was recorded.


THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002


REVENUES. During the nine months ended September 30, 2003, revenues were $71.7 million, an increase of $5.3 million, or 8.1%, from the prior year period revenue of $66.4 million. With the change in securitization structure and consequent end to recording gain on sale revenue in the third quarter of 2003, net gain on sale of Contracts decreased $3.5 million, or 28.8%, to $8.7 million in the nine-month period ended September 30, 2003, compared to $12.2 million in the year earlier period. The 2003 gain on sale amount is net of a $1.8 million pre-tax charge related to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools in which it retains a residual interest. The decrease for the 2003 period was also caused in part by termination of the flow purchase program in early May 2002. During the first quarter of 2002, to prepare for the MFN Merger and related financing requirements, the Company chose to originate Contracts almost exclusively on a flow basis, resulting in a significantly lower gain on sale than had the Contracts been originated for the Company's own account and securitized, as was the case in the first two quarters of 2003. In addition, as a result of revised Company estimates resulting from analyses of the current and historical performance of certain of the Company's previously securitized pools, the Company recorded pre-tax charges of approximately $2.5 million related to its residual interest in securitizations during the first quarter of 2002. Certain of the Company's older pools related to 1998 and prior had not performed as originally projected. Also in the first quarter of 2002, the Company recognized a charge of approximately $500,000 related to a loss realized upon the sale of a subordinated certificate ("B Piece") from the Company's 2002-A securitization


Interest income for the nine-month period ended September 30, 2003 increased $897,000, or 2.5%, to $36.6 million in 2003 from $35.7 million in 2002. The primary reasons for the increase in interest income are the change in securitization structure, the interest income earned on the portfolio of Contracts acquired in the TFC Merger and an increase in residual interest income. This increase was partially offset by the decline in the balance of the portfolio of Contracts acquired in the MFN Merger.


Servicing fees totaling $13.4 million in the nine months ended September 30, 2003 increased $3.0 million, or 28.7%, from $10.4 million in the same period a year earlier. The increase in servicing fees can be attributed to the growth of the Company's managed portfolio held by non-consolidated subsidiaries related to the CPS programs and the addition of the servicing fees generated by the non-consolidated portfolio acquired in the MFN Merger. By comparison, in the prior year period servicing fees were earned from the non-consolidated portfolio acquired in the MFN Merger only for the period from March 8, 2002 to September 30, 2002. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will decline in future periods, and servicing fee revenue is anticipated to decline proportionately.

At September 30, 2003, the Company was generating income and fees on a managed portfolio with an outstanding principal balance approximating $752.3 million, compared to a managed portfolio with an outstanding principal balance approximating $575.4 million as of September 30, 2002. As the portfolio of Contracts acquired in the MFN Merger amortizes, the portfolio of Contracts originated under the CPS and TFC programs continues to expand. At September 30, 2003, the managed portfolio composition was as follows:


                                                      SEPTEMBER 30, 2003             SEPTEMBER 30, 2002
                                                 ---------------------------     --------------------------
                                                   AMOUNT            %             AMOUNT           %
                                                 ------------    -----------     -----------    -----------
ORIGINATING ENTITY                                                     ($ IN MILLIONS)
CPS.............................................    $ 517.8         68.8 %          $ 327.3         56.9 %

TFC............................................       137.9         18.3                 --           --

MFN............................................        96.6         12.8              248.1         43.1
                                                    --------      --------          --------     ---------
Total..........................................     $ 752.3        100.0 %          $ 575.4        100.0 %
                                                    ========      ========          ========     =========


The period over period increase in other income can be attributed in part to the receipt of state sales tax refunds of $2.2 million during third quarter of 2003 and recoveries on previously charged off MFN Contracts totaling $9.6 million for the nine-month period ended September 30, 2003, compared to $6.8 million for the comparable period in 2002.


EXPENSES. The Company's operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, macroeconomic factors such as interest rates and the unemployment level, and mix of business between Contracts purchased on a flow basis and Contracts purchased on an other than flow basis. The Company ceased to purchase Contracts on a flow basis in May 2002.


Personnel costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding stock options, and are one of the Company's most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and Contracts processed and serviced.


Other operating expenses consist primarily of interest expense, provisions for credit losses, facilities expenses, telephone and other communication services, credit services, computer services (including personnel costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization.


Total operating expenses were $69.1 million for the nine-month period ended September 30, 2003, compared to $69.6 million for the same period in 2002. Total operating expenses for the nine-month period ended September 30, 2003 would have been significantly lower than the 2002 period except for the $4.2 million provision for credit loss expense recorded during the third quarter of 2003. Such provision for credit loss is a result of the decision to structure securitizations as financings, rather than as sales, and provisions for credit loss expense should be anticipated for future periods.


Personnel costs decreased to $27.4 million during the nine months ended September 30, 2003, representing 39.6% of total operating expenses, compared to $28.6 million for the 2002 period, or 41.1% of total operating expenses. The decrease is primarily the result of staff reductions since the MFN Merger in 2002 related to the integration and consolidation of certain service and administrative activities and the decline in the balance of the portfolio of Contracts acquired in the MFN Merger.

General and administrative expenses decreased to $14.1 million, or 20.4% of total operating expenses, in the first three quarters of 2003, from $15.4 million, or 22.0% of total operating expenses, in the same quarters in 2002. The decrease is a result primarily of continued general cost cutting during the period, offset in part by legal and other corporate expenses.


Interest expense for the nine-month period ended September 30, 2003, decreased $1.0 million, or 5.2%, to $17.0 million in 2003, compared to $18.0 million in 2002. The 5.2% decrease is the result of changes in the amount and composition of securitization trust debt carried on the Company's Condensed Consolidated Balance Sheet: such debt related to the MFN Merger declined as it was paid down, partially offset by the addition of securitization trust debt associated with the TFC Merger and the change in securitization structure implemented during the third quarter of 2003. As the Company continues to structure future securitization transactions as secured financings, the balance of securitization trust debt and the related interest expense are expected to increase.


Income tax benefit of $3.4 million and $4.3 million has been recorded in the 2003 and 2002 periods, respectively. The 2003 benefit is primarily the result of the resolution of certain Internal Revenue Service examinations of previously filed MFN tax returns, resulting in a tax benefit of $4.9 million, and other state tax matters which have been included in the current period tax provision. The 2002 benefit is due to tax legislation passed in early 2002, which enabled the Company to reverse a previously recorded valuation allowance of approximately $3.2 million, as well as to record benefit the same 2002 period. The Company expects to record no tax provision for the remainder of 2003.


EXTRAORDINARY ITEM. The nine months ended September 30, 2002 included $17.4 million of unallocated negative goodwill, which represented the difference between the net assets acquired and the purchase price paid by the Company in connection with the MFN Merger.


LIQUIDITY AND CAPITAL RESOURCES


The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold, customer payments of principal and interest on Contracts held for sale, fees for origination of Contracts, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest, and from the Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of and further contributions to Spread Accounts, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools), the rate of expansion or contraction in the Company's managed portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.


Net cash provided by operating activities for the nine months ended September 30, 2003 was $64.2 million. Net cash provided by operating activities for the nine months ended September 30, 2002, was $111.0 million. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts and from the amortization and liquidation of Contracts offset by the purchase of finance receivables.

Net cash used in investing activities for the nine months ended September 30, 2003 and 2002, was $101.0 million and $29.7 million, respectively. Cash used in the TFC Merger, net of the cash acquired in the transaction, totaled $10.2 million for the nine months ended September 30, 2003.


Net cash provided by financing activities for the nine months ended September 30, 2003, was $30.9 million compared with net cash used in financing activities of $58.7 million for the nine months ended September 30, 2002. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt.


Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. The Company currently has $225 million in warehouse credit capacity, in the form of a $125 million facility, a $75 million facility and a $25 million facility. The first two warehouse facilities provide funding for Contracts purchased under CPS' programs while the third facility provides funding for Contracts purchased under TFC's programs. Through May 2002, the Company's Contract purchasing program consisted of both (i) flow purchases for immediate resale to non-affiliates and
(ii) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility. Flow purchases allowed the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, were materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the nine-month period ended September 30, 2003 the Company purchased $274.4 million of Contracts for its own account, compared to $176.6 million for its own account and $181.1 million of Contracts on a flow basis in 2002. The Company's flow purchase program ended in May 2002.


The $125 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Warehouse Trust. This facility was established on March 7, 2002, in the maximum amount of $100 million. Such maximum amount was increased to $125 million in November 2002. Approximately 73% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility bear interest at a rate of one-month commercial paper plus 1.18% per annum. This facility was renewed on March 6, 2003 for a 364-day term.


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

These facilities are independent of each other. Two different financial institutions purchase the notes issued by these facilities, and three different insurers insure the notes. Up through June 30, 2003, sales of Contracts to the special purpose subsidiaries ("SPS") related to the first two facilities had been treated as sales for financial accounting purposes. The Company, therefore, removed these securitized Contracts and related debt from its Condensed Consolidated Balance Sheet and recognized a gain on sale in the Company's Condensed Consolidated Statement of Operations. Indebtedness related to Contracts funded by the third facility, however, is on the Company's Condensed Consolidated Balance Sheet and no gain on sale has ever been recognized in the Company's Condensed Consolidated Statement of Operations. During July 2003, each of the first two facilities was amended, with the effect that subsequent use of such facilities is treated for financial accounting purposes as borrowing secured by such receivables, rather than as a sale of receivables. The effects of that amendment are similar to those discussed above with respect to the change in securitization structure.


Prior to June 2002, the Company also purchased Contracts on a flow basis, which, as compared with purchases of Contracts for the Company's own account, involved a materially reduced demand on the Company's cash. The Company's plan for meeting its liquidity needs is to match its levels of Contract purchases to its availability of cash.


Cash used to increase Credit Enhancement amounts to required levels for the nine-month periods ended September 30, 2003 and 2002 was $19.6 million and $13.6 million, respectively. Cash released from Trusts and their related Spread Accounts to the Company for the nine-month periods ended September 30, 2003 and 2002, was $20.2 million and $49.0 million, respectively. Changes in the amount of Credit Enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related. During the nine months ended September 30, 2003 the Company made initial deposits to Spread Accounts of $18.7 million related to its term securitization transactions, compared to $6.8 million in the 2002 period. The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and increase Credit Enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial Credit Enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of September 30, 2003, the Company had cash on hand of $27.1 million and available Contract purchase commitments from its warehouse credit facilities of $200.7 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.


The Company's primary means of ensuring that its cash demands do not exceed its cash resources is to match its levels of Contract purchases to its availability of cash. The Company's ability to adjust the quantity of Contracts that it purchases and securitizes will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Trusts and their related Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts in excess of their respective requisite levels. There can be no assurance that collections from the related Trusts will continue to generate sufficient cash.

Certain of the Company's securitization transactions and the warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with substantially all of these covenants as of September 30, 2003, except one related to maximum leverage. The Company has received a waiver of such non-compliance from the controlling party.


CRITICAL ACCOUNTING POLICIES


(a) ALLOWANCE FOR FINANCE CREDIT LOSSES


In order to estimate an appropriate allowance for losses incurred on finance receivables held on the Company's Condensed Consolidated Balance Sheet, the Company uses a loss estimation methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for known and inherent losses in the finance receivable Contract portfolio. Provision for loss is charged to the Company's Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, the Company's level of provisioning and/or allowance may change as well.


(b) TREATMENT OF SECURITIZATIONS


In its securitization transactions that were treated as sales for financial accounting purposes, the Company, or a wholly-owned, consolidated subsidiary of the Company, retains a residual interest in the Contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. The Company's securitization transactions include "term" securitizations (the purchaser holds the Contracts for substantially their entire term) and "continuous" or "warehouse" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).


As of December 31, 2002 the residual interest in term and warehouse securitizations are reflected in the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet. As of September 30, 2003 the line item "residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet reflects the residual interest in certain term securitizations but no residual interest in warehouse securitizations. In July 2003, the warehouse securitizations were restructured as secured financings and, therefore, are reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Condensed Consolidated Balance Sheet.


The Company's securitization structure is generally as follows:


The Company sells Contracts it acquires to a wholly-owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to an owner trust ("Trust"). The Trust issues interest-bearing asset backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (a "Note Insurer"). In addition, the Company provides "Credit Enhancement" for the benefit of the Note Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust, in the form of overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts, in the form of subordinated Notes, or some combination of such Credit Enhancements. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Contracts. The specified levels at which the Credit Enhancements are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to a specified percentage of the initial aggregate balance.


The prior securitizations structured as sales for financial accounting purposes differ from secured financings in that the Trust to which the SPS sells the Contracts meets the definition of a qualified special purpose entity under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of the Trust are not consolidated into the Company's Condensed Consolidated Balance Sheet.


The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes which it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 71% to 73% of the aggregate principal balance of the Contracts (that is, at least 27% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003 the warehouse securitizations related to the CPS programs were amended to provide for the transactions to be reflected as secured financings for financial accounting purposes. The Contracts held by the warehouse SPS and the promissory notes that it issues are therefore included in the Company's Condensed Consolidated Financial Statements as assets and liabilities, respectively.


Upon each sale of Contracts in a securitization structured as a secured financing, whether a term securitization or a warehouse securitization, the Company retains on its Condensed Consolidated Balance Sheet the Contracts securitized as assets and records the Notes issued in the transaction as indebtedness of the Company.


Under the prior securitizations structured as sales for financial accounting purposes, the Company removed from its Condensed Consolidated Balance Sheet the Contracts sold and added to its Condensed Consolidated Balance Sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained or residual interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company. Until the maturity of these transactions, the Company's Condensed Consolidated Balance Sheet will reflect securitization transactions structured both as sales and as secured financings.

With respect to the prior securitizations structured as sales for financial accounting purposes, the Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective discount rate of approximately 14% per annum.


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


If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 18.3% to 22.2% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 14.2% to 21.4% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.2% to 5.5% of the original principal balance.


Following a securitization structured as a sale for financial accounting purposes, interest income is recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is equal to 14% per annum. In addition, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate. If the actual performance of the Contracts were worse than the original estimate, then a downward adjustment to the carrying value of the Residuals and a related expense would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

In both securitizations structured as secured financings and the securitizations structured as sales, the related receivables are sold by the Company (through a subsidiary) to the related securitization Trust. The difference between the two structures is that, while the receivables have been sold by the Company, in securitizations structured as secured financings the Company reports the assets and liabilities of the securitization Trust on its Condensed Consolidated Balance Sheet. Under both structures the Noteholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Notes until the Noteholders are fully paid, and the Company is therefore at risk to that extent.


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


FORWARD LOOKING STATEMENTS


This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 18.3% to 22.2% cumulatively over the lives of the related Contracts, that charge-offs as a percentage of original balances will approximate 14.2% to 21.4% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.2% to 5.5% of original principal balances. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of

Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the intended change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the intended change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.


Additional risk factors, any of which could have a material effect on the Company's performance, are set forth below:


DEPENDENCE ON WAREHOUSE FINANCING. The Company's primary source of day-to-day liquidity is continuous securitization of Contracts, under which it sells or pledges Contracts, as often as once a week, to either of two special-purpose affiliated entities in the case of CPS, or a third special-purpose affiliated entity in the case of TFC. Such transactions function as a "warehouse," in which Contracts are held. The Company expects to continue to effect similar transactions (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to maintain its existing structure or is unable to arrange new warehouse facilities, the Company may have to curtail Contract purchasing activities, which could have a material adverse effect on the Company's financial condition and results of operations.

DEPENDENCE ON SECURITIZATION PROGRAM. The Company is dependent upon its ability to continue to finance pools of Contracts in term securitizations in order to generate cash proceeds for new purchases. Adverse changes in the market for securitized Contract pools, or a substantial lengthening of the warehousing period, would burden the Company's financing capabilities, could require the Company to curtail its purchase of Contracts, and could have a material adverse effect on the Company. In addition, as a means of reducing the percentage of cash collateral that the Company would otherwise be required to deposit and maintain in Spread Accounts, all of the Company's securitizations since June 1994 have utilized credit enhancement in the form of financial guaranty insurance policies issued by monoline financial guaranty insurers. The Company believes that financial guaranty insurance policies reduce the costs of securitizations relative to alternative forms of credit enhancements available to the Company. No insurer is required to insure Company-sponsored securitizations and there can be no assurance that any will continue to do so. Similarly, there can be no assurance that any securitization transaction will be available on terms acceptable to the Company, or at all. The timing of any securitization transaction is affected by a number of factors beyond the Company's control, any of which could cause substantial delays, including, without limitation, market conditions and the approval by all parties of the terms of the securitization.


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

DEPENDENCE ON PERFORMANCE OF SECURITIZED CONTRACTS. Under the financial structures the Company has used to date in its term securitizations, certain excess cash flows generated by the Contracts sold in the term securitizations are used to increase overcollateralization or retained in a Spread Account within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of each Spread Account vary among transactions, the Company's Securitization Agreements generally provide that the Company will receive excess cash flows only if the amount of Credit Enhancement has reached specified levels and/or the delinquency or losses related to the Contracts in the pool are below certain predetermined levels. In the event delinquencies and losses on the Contracts exceed such levels, the terms of the securitization: (i) may require increased Credit Enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to the Company of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the insurers to require the transfer of servicing on some or all of the Contracts to another servicer. Any of these conditions could materially adversely affect the Company's liquidity and financial condition.


CREDITWORTHINESS OF CONSUMERS. The Company specializes in the purchase, sale and servicing of Contracts to finance automobile purchases by Sub-Prime Customers, which entail a higher risk of non-performance, higher delinquencies and higher losses than Contracts with more creditworthy customers. While the Company believes that the underwriting criteria and collection methods it employs enable it to control the higher risks inherent in Contracts with Sub-Prime Customers, no assurance can be given that such criteria and methods will afford adequate protection against such risks. The Company has experienced fluctuations in the delinquency and charge-off performance of its Contracts. In the event that portfolios of Contracts sold and serviced by the Company experience greater defaults, higher delinquencies or higher net losses than anticipated, the Company's income could be negatively affected. A larger number of defaults than anticipated could also result in adverse changes in the structure of the Company's future securitization transactions, such as a requirement of increased cash collateral or other Credit Enhancement in such transactions.


PROBABLE INCREASE IN COST OF FUNDS. The Company's profitability is determined by, among other things, the difference between the rate of interest charged on the Contracts purchased by the Company and the rate of interest payable to purchasers of Notes issued in securitizations. The Contracts purchased by the Company generally bear finance charges close to or at the maximum permitted by applicable state law. The interest rates payable on such Notes are fixed, based on interest rates prevailing in the market at the time of sale. Consequently, increases in market interest rates tend to reduce the "spread" or margin between Contract finance charges and the interest rates required by investors and, thus, the potential operating profits to the Company from the purchase, securitization and servicing of Contracts. Operating profits expected to be earned by the Company on portfolios of Contracts previously securitized are insulated from the adverse effects of increasing interest rates because the interest rates on the related Notes were fixed at the time the Contracts were sold. With interest rates near historical lows as of the date of this report, it is probable that interest rates will increase in the near to intermediate term. Any future increases in interest rates would likely increase the interest rates on Notes issued in future term securitizations and could have a material adverse effect on the Company's results of operations.


PREPAYMENTS AND CREDIT LOSSES. Gains from the sale of Contracts in the Company's past securitization transactions structured as sales for financial accounting purposes have constituted a significant portion of the revenue of the Company. A portion of the gains is based in part on management's estimates of future prepayments and credit losses and other considerations in light of then-current conditions. If actual prepayments with respect to Contracts occur more quickly than was projected at the time such Contracts were sold, as can occur when interest rates decline, or if credit losses are greater than projected at the time such Contracts were sold, a charge to income may be required and would be taken in the period of adjustment. If actual prepayments occur more slowly or if net losses are lower than estimated with respect to Contracts sold, total revenue would exceed previously estimated amounts. Provisions for credit losses are recorded in connection with the origination and throughout the life of Contracts that are held on the Company's Condensed Consolidated Balance Sheet. Such provisions are based on management's estimates of future credit losses in light of then-current conditions. If actual credit losses in a given period exceed the allowance for credit losses, a bad debt expense during the period would be required.


COMPETITION. The automobile financing business is highly competitive. The Company competes with a number of national, local and regional finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation and Ford Motor Credit Corporation. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital relative to that of its competitors. The Company's competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may be unavailable to the Company. Many of these companies also have long-standing relationships with Dealers and may provide other financing to Dealers, including floor plan financing for the Dealers' purchases of automobiles from manufacturers, which is not offered by the Company. There can be no assurance that the Company will be able to continue to compete successfully.


LITIGATION. Because of the consumer-oriented nature of the industry in which the Company operates and the application of certain laws and regulations, industry participants are regularly named as defendants in class-action litigation involving alleged violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. Although the Company is not involved in any such material consumer protection litigation, a significant judgment against the Company or within the industry in connection with any such litigation, or an adverse outcome in the litigation identified under the caption "Legal Proceedings" in this report and in the Company's most recently filed report on Form 10-K, could have a material adverse effect on the Company's financial condition and results of operations.


DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the nine-month period ended September 30, 2003, no Dealer accounted for more than 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition and results of operations.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK


The Company is subject to interest rate risk during the period between when Contracts are purchased from Dealers and when such Contracts become part of a term securitization. Specifically, the interest rates on the warehouse facilities are adjustable while the interest rates on the Contracts are fixed. Historically, the Company's term securitization facilities have had fixed rates of interest. To mitigate some of this risk, the Company has in the past, and intends to continue to, structure certain of its securitization transactions to to include pre-funding structures, whereby the amount of Notes issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the Notes outstanding, the amount as to which there can be no assurance.


The Company is subject to market risks due to fluctuations in interest rates primarily as a result of its commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of financial instruments:

                                     SEPTEMBER 30,              DECEMBER 31,
                                         2003                       2002
                               -----------------------     -----------------------
                               CARRYING       FAIR         CARRYING         FAIR
FINANCIAL INSTRUMENT             VALUE        VALUE          VALUE         VALUE
--------------------             -----        -----          -----         -----
                                    (IN THOUSANDS)             (IN THOUSANDS)
Finance receivables, net...    $228,075      $228,075      $ 84,592      $ 84,592
Notes payable .............       3,999         3,999           673           673
Securitization trust debt..     202,096       202,096        71,630        71,630
Senior secured debt .......      50,136        50,136        50,072        50,072
Subordinated debt .........      35,996        35,996        36,000        32,800
Related party debt ........      17,500        17,500        17,500        15,400


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

                          PART II -- OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.


The information provided under the caption "Legal Proceedings" in the Company's annual report on Form 10-K for the year ended December 31, 2002 ("annual report"), and in its quarterly report for the period ended March 31, 2003 ("March 2003 10-Q"), is incorporated herein by reference.


The shareholder derivative lawsuit referred to in the March 2003 10-Q was dismissed on September 5, 2003 (without prejudice).


The Company in August 2003 settled the lawsuits referred to in its annual report as the "Mississippi Litigation," together with similar unfiled claims that might have been asserted by a number of other Mississippi residents.


The "Stanwich Case" referred to in the Company's annual report includes both direct claims on behalf of creditors of Stanwich Financial Services Corp. and cross-claims on behalf of other defendants in the case. Certain cross-claims may not be dismissed pursuant to any settlement agreements yet reached, and the Company may need to defend against or separately settle such cross-claims.


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

(b) The Company filed one report on Form 8-K during the quarter for which this report is filed. Such report was dated and was filed on August 6, 2003. It reported information under item 12 of Form 8-K, to the effect that the Company had issued a quarterly earnings release. Pursuant to Item 7, the text of such release was attached as an exhibit.

The Company also filed, on August 4, 2003, an amendment to a report on Form 8-K dated May 20, 2003. The initial report disclosed, under item 2 of Form 8-K, that the Company on May 20, 2003 had acquired TFC Enterprises, Inc. and its subsidiaries (collectively, "TFC"). The amendment included financial statements pursuant to Item 7, specifically, the audited consolidated balance sheets of TFC as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001, together with notes thereto and the report of McGladrey & Pullen, LLP, independent auditors, and also included pro forma financial information related to the acquisition of TFC.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    CONSUMER PORTFOLIO SERVICES, INC.

    (Registrant)

Date: November 13, 2003

      /s/   CHARLES E. BRADLEY, JR.
      -------------------------------------
      Charles E. Bradley, Jr.
      PRESIDENT AND CHIEF EXECUTIVE OFFICER
      (Principal Executive Officer)

Date: November 13, 2003

      /s/   ROBERT E. RIEDL
      -------------------------------------
      Robert E. Riedl
      SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
      (Principal Financial Officer)