Form 10-K
period 2003-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2004-03-23
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                    FORM 10-K


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes [ ]   No [X]

The aggregate market value of common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003) was $38,463,000, based upon the $2.74 per share closing price of the Common Stock on that date, as reported by the Nasdaq Stock Market. The number of shares of the registrant's Common Stock outstanding on March 16, 2004, was 20,705,324.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement for its 2004 annual meeting of shareholders is incorporated by reference into Part III of this report.
================================================================================

                                     PART I

ITEM 1. BUSINESS


GENERAL


Consumer Portfolio Services, Inc. ("CPS," and together with its subsidiaries, the "Company") is a consumer finance company specializing in purchasing, selling and servicing retail automobile installment purchase contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems ("Sub-Prime Customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not lend money directly to consumers. Rather, it purchases installment Contracts from Dealers.


CPS was incorporated and began its operations in 1991. From inception through December 31, 2003, the Company has purchased approximately $4.9 billion of Contracts from Dealers. In addition, the Company obtained a total of approximately $530 million of Contracts in its 2002 and 2003 acquisitions, described below. As of December 31, 2003, the Company had a total managed portfolio, net of unearned interest on pre-computed Contracts, of approximately $741.1 million, including the remaining outstanding balance of Contracts acquired in the two acquisitions.


ACQUISITIONS


In March 2002, the Company acquired MFN Financial Corporation and its subsidiaries in a merger (the "MFN Merger"). In May 2003, the Company acquired TFC Enterprises, Inc. and its subsidiaries in a second merger (the "TFC Merger"). MFN Financial Corporation and its subsidiaries ("MFN") and TFC Enterprises, Inc. and its subsidiaries ("TFC") were engaged in businesses similar to that of the Company; buying Contracts from Dealers, repackaging those Contracts in securitization transactions, and servicing those Contracts. The Company acquired approximately $380 million of Contracts in the MFN Merger, and approximately $150 million in the TFC Merger. MFN ceased acquiring Contracts in March 2002; TFC continues to acquire Contracts under its "TFC Programs," on terms and conditions similar to those it used prior to the TFC Merger. Contracts purchased by TFC after the TFC Merger accounted for less than 10% of the total purchases during the year.


SECURITIZATIONS


GENERALLY


Throughout the periods for which information is presented in this report, the Company has purchased Contracts with the intention of repackaging them in securitizations. All such securitizations have involved identification of specific Contracts, sale of those Contracts (and associated rights) to a special purpose subsidiary of the Company, and issuance of asset-backed securities to fund the transactions. Depending on the structure of the securitization, the transaction may be properly accounted for as a sale of the Contracts, or as a secured financing.


When structured to be treated as a secured financing, the subsidiary is consolidated with the Company. Accordingly, the sold Contracts and the related securitization trust debt appear as assets and liabilities, respectively, of the Company on its Consolidated Balance Sheet. The Company then recognizes interest and fee income on the receivables and interest expense on the securities issued in the securitization, and records as expense a provision for probable credit losses on the receivables.


When structured to be treated as a sale, the subsidiary is not consolidated with the Company. Accordingly, the securitization removes the sold Contracts from the Company's Consolidated Balance Sheet, the asset-backed securities (debt of the non-consolidated subsidiary) do not appear as debt of the Company, and the Company shows as an asset a retained residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects will be the excess of future collections on the Contracts over principal and interest due on the asset-backed securities and other expenses. That residual interest appears on the Company's Consolidated Balance Sheet as "Residual interest in securitizations," and its value is dependent on estimates of the future performance of the sold Contracts.


CHANGE IN POLICY


During August 2003 the Company announced that it would structure its future securitization transactions to be reflected as secured financings for financial accounting purposes. The first two term securitizations so structured occurred in September and December 2003. The Company had structured all of its prior term securitization transactions related to the CPS programs to be reflected as sales for financial accounting purposes. In the MFN Merger and TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. As of December 31, 2003, the Company's Consolidated Balance Sheet included net finance receivables of approximately $119.6 million and securitization trust debt of $95.9 million related to finance receivables acquired in the two mergers, out of totals of net finance receivables of approximately $266.2 million and securitization trust debt of approximately $245.1 million.


CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of December 31, 2003 was approximately $741.1 million. See "-- Securitization of Contracts," "-- The Servicing Agreements," "--Management's Discussion and Analysis of Financial Condition and Results of Operations," and "--Liquidity and Capital Resources."


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

MARKETING


The Company directs its marketing efforts to Dealers, rather than to consumers. As of December 31, 2003, the Company was a party to its standard form dealer agreements ("Dealer Agreements") with over 3,000 Dealers. Approximately 95% of these Dealers are franchised new car dealers that sell both new and used cars and the remainders are independent used car dealers. For the year ended December 31, 2003, approximately 85% of the Contracts purchased by CPS (under the "CPS programs") consisted of financing for used cars and the remaining 15% for new cars, as compared to 88% used and 12% new in the year ended December 31, 2002.


The Company establishes relationships with Dealers through Company representatives who contact a prospective Dealer to explain the Company's Contract purchase programs, and who thereafter provide Dealer training and support services. As of December 31, 2003, the Company had 42 representatives. The representatives are contractually obligated to represent the Company's financing program exclusively. The Company's representatives present the Dealer with a marketing package, which includes the Company's promotional material containing the terms offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement, examples of monthly reports, and required documentation relating to Contracts. Marketing representatives have no authority relating to the decision to purchase Contracts from Dealers.


Most of the Dealers under contract with CPS regularly submit Contracts to the Company for purchase, although they are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the year ended December 31, 2003, no Dealer accounted for more than 1% of the total number of Contracts purchased by the Company under the CPS programs. The following table sets forth the geographical sources of the Contracts purchased by the Company under the CPS programs (based on the addresses of the customers as stated on the Company's records) during the years ended December 31, 2003 and 2002. Contracts purchased by MFN are not included in the table as MFN Contract purchases were terminated shortly after the MFN Merger. Contracts purchased by TFC after the TFC Merger are not included because such purchases accounted for less than 10% of the total purchases during the year. All Contracts are acquired from Dealers located within the United States.

                                  CONTRACTS PURCHASED DURING THE YEAR ENDED (1)
                                  ---------------------------------------------
                                    DECEMBER 31, 2003      DECEMBER 31, 2002
                                   -------------------     ------------------
                                   NUMBER    PERCENT (2)   NUMBER   PERCENT (2)
                                   -------     ------      -------     ------
        Texas ..................    2,333        9.8%       3,313       10.3%
        Louisiana ..............    1,637        6.8        1,680        5.2
        Pennsylvania ...........    1,567        6.6        1,539        4.8
        Illinois ...............    1,466        6.1        2,274        7.1
        California .............    1,461        6.1        2,111        6.5
        Ohio ...................    1,398        5.8        1,733        5.4
        Florida ................    1,343        5.6        1,453        4.5
        North Carolina .........    1,281        5.4        1,979        6.1
        Michigan ...............    1,258        5.3        1,776        5.5
        Maryland ...............    1,070        4.5          945        2.9
        Georgia ................    1,046        4.4        1,831        5.7
        Kentucky ...............      948        4.0        1,449        4.5
        New York ...............      932        3.9        1,215        3.8
        Alabama ................      814        3.4        1,288        4.0
        Other States ...........    5,346       22.4        7,669       23.7
                                   -------     ------      -------     ------
        Total ..................   23,900      100.0%      32,255      100.0%
                                   =======     ======      =======     ======
    ____________

(1) Excludes purchases under the TFC programs.
(2) Amounts may not total 100% due to rounding.


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


Upon receipt of information from a Dealer, the Company's administrative personnel order a credit report to document the buyer's credit history. If, upon review by a Company credit analyst, it is determined that the Contract meets the Company's underwriting criteria, or would meet such criteria with modification, the Company requests and reviews further information and supporting documentation and, ultimately, decides whether to purchase the Contract. When presented with an application, the Company attempts to notify the Dealer within two hours as to whether it would purchase the related Contract. The Company's TFC subsidiaries seek to finance only vehicle purchases by members of the United States armed forces. The Contract purchase decision process for the TFC programs does not make use of credit reports, but relies on verification of military status.


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


The Company purchases Contracts under the CPS programs from Dealers at a price generally equal to the total amount financed under the Contracts, adjusted for an acquisition fee, which varies based on the perceived credit risk and, in some cases, the interest rate on the Contract. For the years ended December 31, 2003, 2002 and 2001, the average acquisition fee charged per Contract purchased under the CPS programs was $372, $313 and $355, respectively, or 2.7%, 2.2% and 2.4%, respectively, of the amount financed. The Company also purchases certain Contracts under the CPS programs for a premium over the amount financed. The

Company is willing to pay a premium when it estimates the credit risk to be low, compared to that of other Contracts that it purchases. During 2003, 2002 and 2001, respectively, the Company purchased 6,618, 9,971 and 9,962 of these Contracts, representing approximately 27.7%, 30.9% and 21.7% of all Contracts purchased under the CPS programs. The average premium paid to Dealers on these Contracts was $447, $435 and $172, respectively.


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


The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Sub-Prime Customers and the adequacy of the financed vehicle as security for a Contract. These criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the Contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability; and other factors. Specifically, the Company's guidelines for the CPS programs limit the maximum principal amount of a purchased Contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. The Company does not finance vehicles that are more than seven model years old or have in excess of 85,000 miles. Under most CPS programs, the maximum term of a purchased Contract is 72 months; a shorter maximum term may be applied based on the mileage of the vehicle, and Contracts with the maximum term of 72 months may be purchased if the customer is among the more creditworthy of CPS's obligors and the vehicle is not more than two model years old and has less than 30,000 miles. Contract purchase criteria are subject to change from time to time as circumstances may warrant. Upon receiving this information with the customer's application, the Company's underwriters verify the customer's employment, residency, insurance and credit information provided by the customer by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, prior to purchasing a Contract under the CPS programs, CPS contacts each customer by telephone to confirm that the Customer understands and agrees to the terms of the related Contract.


CREDIT SCORING. Under the CPS programs, the Company uses a proprietary scoring model to assign to each Contract a "credit score" at the time the application is received from the Dealer and the customer's credit information is retrieved from the credit reporting agencies. The credit score is based on a variety of parameters, such as the customer's employment and residence stability, the amount of the down payment, and the age and mileage of the vehicle. The Company has developed the credit score as a means of improving its allocation of credit evaluation resources, and managing the risk inherent in the sub-prime market.


CHARACTERISTICS OF CONTRACTS. All of the Contracts purchased by the Company are fully amortizing and provide for level payments over the term of the Contract.

The average original principal amount financed under Contracts purchased, under the CPS programs, and in the year ended December 31, 2003, was approximately $13,738, with an average original term of approximately 60.2 months and an average down payment amount of 13.5%. Based on information contained in customer applications, for this 12-month period, the retail purchase price of the related automobiles averaged $14,104 (which excludes tax, license fees, and any additional costs such as a maintenance contract), the average age of the vehicle at the time the Contract was purchased was three years, and CPS customers averaged approximately 38 years of age, with approximately $37,440 in average annual household income and an average of 5.3 years' history with his or her current employer.


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


SERVICING OF CONTRACTS


GENERAL. The Company's servicing activities consist of mailing monthly billing statements; collecting, accounting for and posting of all payments received; responding to customer inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; investigating delinquencies; communicating with the customer to obtain timely payments; repossessing and liquidating the collateral when necessary; and generally monitoring each Contract and the related collateral.


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

With the aid of its high-penetration automatic dialer, as well as manual efforts made by collection staff, the Company typically attempts to make telephonic contact with delinquent customers on the sixth day after their monthly payment due date. Using coded instructions from a collection supervisor, the automatic dialer will attempt to contact customers based on their physical location, state of delinquency, size of balance or other parameters. If the automatic dialer obtains a "no-answer" or a busy signal, it records the attempt on the customer's record and moves on to the next call. If a live voice answers the automatic dialer's call, the call is transferred to a waiting collector as the customer's pertinent information is simultaneously displayed on the collector's workstation. The collector then inquires of the customer the reason for the delinquency and when the Company can expect to receive the payment. The collector will attempt to get the customer to make a promise for the delinquent payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to the queue for subsequent contacts.


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


If the Company elects to repossess the vehicle, it assigns the task to an independent local repossession service. Such services are licensed and/or bonded as required by law. When the vehicle is recovered, the repossessor delivers it to a wholesale auto auction, where it is kept until sold. The Uniform Commercial Code ("UCC") and other state laws regulate repossession sales by requiring that the secured party provide the customer with reasonable notice of the date, time and place of any public sale of the collateral, the date after which any private sale of the collateral may be held and of the customer's right to redeem the financed vehicle prior to any such sale and by providing that any such sale be conducted in a commercially reasonable manner. Financed vehicles that have been repossessed are generally resold by the Company through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the Contract. Such proceeds usually are insufficient to pay the customer's obligation in full, resulting in a deficiency.


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


CREDIT EXPERIENCE


The Company's financial results are dependent on the performance of the Contracts in which it retains an ownership interest. The tables below document the delinquency, repossession and net credit loss experience of all Contracts that the Company was servicing as of the respective dates shown. Credit experience for CPS, MFN (since the date of the MFN Merger) and TFC (since the date of the TFC Merger) is shown on both a combined and individual basis in the tables below.

                           DELINQUENCY EXPERIENCE (1)

                            CPS, MFN AND TFC COMBINED

                                     DECEMBER 31, 2003       DECEMBER 31, 2002       DECEMBER 31, 2001
                                   ---------------------   ---------------------   ---------------------
                                   NUMBER OF               NUMBER OF               NUMBER OF
                                   CONTRACTS     AMOUNT    CONTRACTS     AMOUNT    CONTRACTS     AMOUNT
                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                          (DOLLARS IN THOUSANDS)
Gross servicing portfolio (1)...     84,860    $773,220      86,940    $616,519      44,080    $288,756
Period of delinquency (2)
31-60 days .....................      2,506      17,982       3,658      18,388       2,149      12,409
61-90 days .....................      1,340       8,942       1,541       6,595         721       4,018
91+ days .......................      1,522       9,452         825       3,422         552       3,488
                                   ---------   ---------   ---------   ---------   ---------   ---------
Total delinquencies (2) ........      5,368      36,376       6,024      28,405       3,422      19,915
Amount in repossession (3) .....      1,242      11,751       1,402      10,835         787       5,757
                                   ---------   ---------   ---------   ---------   ---------   ---------
Total delinquencies and amount
   in repossession (2) .........      6,610    $ 48,127       7,426    $ 39,240       4,209    $ 25,672
                                   =========   =========   =========   =========   =========   =========
Delinquencies as a percentage of
   gross servicing portfolio ...        6.3%        4.7%        6.9%        4.6%        7.8%        6.9%
Total delinquencies and
   amount in repossession as
   a percentage of gross
   servicing portfolio .........        7.8%        6.2%        8.5%        6.4%        9.6%        8.9%


                                      CPS

                                     DECEMBER 31, 2003       DECEMBER 31, 2002       DECEMBER 31, 2001
                                   ---------------------   ---------------------   ---------------------
                                   NUMBER OF               NUMBER OF               NUMBER OF
                                   CONTRACTS     AMOUNT    CONTRACTS     AMOUNT    CONTRACTS     AMOUNT
                                   ---------   ---------   ---------   ---------   ---------   ---------
                                                          (DOLLARS IN THOUSANDS)

Gross servicing portfolio (1)...     47,615    $543,776      43,244    $394,845      44,080    $288,756
Period of delinquency (2)
31-60 days .....................      1,175      11,766       1,734      10,738       2,149      12,409
61-90 days .....................        657       5,719         643       3,619         721       4,018
91+ days .......................        393       3,105         282       1,508         552       3,488
                                   ---------   ---------   ---------   ---------   ---------   ---------
Total delinquencies (2) ........      2,225      20,590       2,659      15,865       3,422      19,915
Amount in repossession (3) .....        725       8,434         654       6,305         787       5,757
                                   ---------   ---------   ---------   ---------   ---------   ---------
Total delinquencies and amount
   in repossession (2) .........      2,950    $ 29,024       3,313    $ 22,170       4,209    $ 25,672
                                   =========   =========   =========   =========   =========   =========
Delinquencies as a percentage of
   gross servicing portfolio....        4.7%        3.8%        6.2%        4.0%        7.8%        6.9%

Total delinquencies and
   amount in repossession as
   a percentage of gross
   servicing portfolio .........        6.2%        5.3%        7.7%        5.6%        9.6%        8.9%




                                                       MFN

                                     DECEMBER 31, 2003       DECEMBER 31, 2002
                                   ---------------------   ---------------------
                                   NUMBER OF               NUMBER OF
                                   CONTRACTS     AMOUNT    CONTRACTS     AMOUNT
                                   ---------   ---------   ---------   ---------
                                                (DOLLARS IN THOUSANDS)

Gross servicing portfolio (1) ..     20,282    $ 77,717      43,696    $221,674
Period of delinquency (2)
31-60 days .....................        769       2,128       1,924       7,650
61-90 days .....................        327         843         898       2,976
91+ days .......................        227         532         543       1,914
                                   ---------   ---------   ---------   ---------
Total delinquencies (2) ........      1,323       3,503       3,365      12,540
Amount in repossession (3) .....        369       1,899         748       4,530
                                   ---------   ---------   ---------   ---------
Total delinquencies and amount
   in repossession (2) .........      1,692    $  5,402       4,113    $ 17,070
                                   =========   =========   =========   =========
Delinquencies as a percentage of
   gross servicing portfolio ...        6.5%        4.5%        7.7%        5.7%
Total delinquencies and
   amount in repossession
   as a percentage of gross
   servicing portfolio .........        8.3%        7.0%        9.4%        7.7%

                                       TFC

                                                           DECEMBER 31, 2003
                                                      --------------------------
                                                      NUMBER OF
                                                      CONTRACTS          AMOUNT
                                                      ---------        ---------
                                                        (DOLLARS IN THOUSANDS)
Gross servicing portfolio (1) ................          16,963         $151,727
Period of delinquency (2)
31-60 days ...................................             562            4,088
61-90 days ...................................             356            2,380
91+ days .....................................             902            5,815
                                                      ---------        ---------
Total delinquencies (2) ......................           1,820           12,283
Amount in repossession (3) ...................             148            1,418
                                                      ---------        ---------
Total delinquencies and amount
   in repossession (2) .......................           1,968         $ 13,701
                                                      =========        =========
Delinquencies as a percentage of
   gross servicing portfolio .................            10.7%             8.1%
Total delinquencies and amount
   in repossession as a percentage
   of gross servicing portfolio ..............            11.6%             9.0%
____________

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


                          NET CHARGE-OFF EXPERIENCE (1)

                            CPS, MFN AND TFC COMBINED

                                                          YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    2003           2002         2001
                                                 -----------   -----------   -----------
                                                          (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding ......   $  674,523    $  524,286    $  341,498
Net charge-offs as a percentage of average
servicing portfolio (2) (3) ..................          6.8%          8.6%          6.2%


                                      CPS

                                                          YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    2003           2002         2001
                                                 -----------   -----------   -----------
                                                          (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding ......   $  483,647    $  291,863    $  341,498
Net charge-offs as a percentage of average
servicing portfolio (2) ......................          4.7%          5.0%          6.2%

                                      MFN

                                                  YEAR ENDED DECEMBER 31,
                                                 -------------------------
                                                    2003           2002
                                                 -----------   -----------
                                                   (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding ......   $  123,140    $  278,908
Net charge-offs as a percentage of average
servicing portfolio (2) ......................         12.6%         11.0%


                                      TFC

                                                 YEAR ENDED DECEMBER 31, 2003
                                                 ----------------------------
                                                    (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding ......   $  133,428
Net charge-offs as a percentage of average
servicing portfolio (2) (4) ..................         11.3%

___________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each Contract, net of unearned income on pre-computed Contracts. The information in the table represents all Contracts serviced by the Company.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest).
(3) The fluctuation in net charge-offs as a percentage of the average servicing portfolio between 2002 and 2001 is primarily due to the addition of MFN Contracts, which are anticipated to charge off at rates greater than CPS Contracts.
(4) TFC Contracts are expected to charge off at rates greater than CPS. To partially compensate for this higher risk, TFC Contracts are purchased with a higher acquisition fee than CPS Contracts.


FLOW PURCHASE PROGRAM


From May 1999 through the second quarter of 2002, the Company purchased Contracts primarily for immediate and outright resale to non-affiliated third parties. The Company sold such Contracts for a mark-up above what the Company paid the Dealer. In such sales, the Company made certain representations and warranties to the purchasers, normal in the industry, which related primarily to the legality of the sale of the underlying motor vehicle and to the validity of the security interest that conveyed to the purchaser. These representations and warranties were generally similar to the representations and warranties given by the originating Dealer to the Company. In the event of a breach of such representations or warranties, the Company might incur liabilities in favor of the purchaser(s) of the Contracts and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s).


One of the two flow purchasers ceased to purchase Contracts in December 2001, and the other ceased to purchase in May 2002. The flow purchase program accordingly ended at that time.


SECURITIZATION OF CONTRACTS


The Company purchases Contracts for resale in or to be financed through securitization transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 1 of Notes to Consolidated Financial Statements. During 2003, the Company funded such purchases primarily with proceeds from three short-term revolving warehouse lines of credit. These warehouse lines of credit included a $125 million floating rate variable funding note facility, a $75 million floating rate variable funding note facility and a $25 million floating rate variable funding note facility. The first two warehouse facilities provided funding for Contracts purchased under CPS' programs while the third facility provided funding for Contracts purchased under TFC's programs. On February 21, 2004, the $75 million facility expired and, as a result, the Company's current warehouse credit capacity is $150 million. These facilities are independent of each other. Two different institutions purchased the notes issued by these facilities and three different insurers insured the notes. Approximately 71.6% to 73.0% of the principal balance of Contracts may be advanced to the Company under these facilities, subject to collateral tests and certain other conditions and covenants. Long-term funding for the purchase of Contracts is achieved by the Company through term securitization transactions, in which the liabilities (the asset-backed securities) are repaid as the underlying Contracts amortize. Proceeds from term securitization transactions are used primarily to repay the warehouse facilities. The Company completed four term securitization transactions in 2003 and three term securitization transactions in 2002.


In a securitization, the Company is required to make certain representations and warranties, which are generally similar to the representations and warranties made by Dealers in connection with the Company's purchase of the Contracts. If the Company breaches any of its representations or warranties to a purchaser of the Contracts, the Company will be obligated to repurchase the Contract from such purchaser at a price equal to the principal balance plus accrued and unpaid interest. The Company may then be entitled under the terms of its Dealer Agreement to require the selling Dealer to repurchase the Contract at a price equal to the Company's purchase price, less any principal payments made by the customer. Subject to any recourse against Dealers, the Company will bear the risk of loss on repossession and resale of vehicles under Contracts repurchased by it.


Upon the sale or financing of a portfolio of Contracts in a securitization transaction, generally utilizing a trust that is specifically created for such purpose ("Trust"), the Company retains the obligation to service the Contracts, and receives a monthly fee for doing so. Among other services performed, the Company mails to obligors monthly billing statements directing them to mail payments on the Contracts to a lockbox account. The Company engages an independent lockbox processing agent to retrieve and process payments received in the lockbox account. This results in a daily deposit to the Trust's bank account of the entire amount of each day's lockbox receipts and the simultaneous electronic data transfer to the Company of customer payment data records. Pursuant to the Servicing Agreements, as defined below, the Company is required to deliver monthly reports to the Trust reflecting all transaction activity with respect to the Contracts. The reports contain, among other information, a reconciliation of the change in the aggregate principal balance of the Contracts in the portfolio to the amounts deposited into the Trust's bank account as reflected in the daily reports of the lockbox processing agent.


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


The Company is entitled under most of the Servicing Agreements to receive a base monthly servicing fee between 2.5% and 5.0% per annum computed as a percentage of the declining outstanding principal balance of the non-defaulted Contracts in the pool. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the Trust receives the paid principal reduction of the Contracts in its pool and interest thereon at the fixed rate that was agreed when the Contracts were sold to the Trust. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-offs, the shortfall is satisfied from the Spread Account established in connection with the sale of the pool. The "Spread Account" is an account established at the time the Company sells a pool of Contracts, to provide security to the Note Insurers, as defined below. If collections on the Contracts exceed such amounts, the excess is utilized, first, to build up or replenish the Spread Account or other credit enhancement to the extent required, next, in certain cases to cover deficiencies in Spread Accounts for other pools, and the balance, if any, constitutes excess cash flows, which are distributed to the Company.


Pursuant to the Servicing Agreements, the Company is generally required to charge off the balance of any Contract by the earlier of the end of the month in which the Contract becomes five scheduled installments past due or, in the case of repossessions, the month that the proceeds from the liquidation of the financed vehicle are received by the Company or if the vehicle has been in repossession inventory for more than 90 days. In the case of a repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted Contract and the net repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay to the holders ("Investors") of interests in the Trust the entire principal balance of Contracts charged off during the month, the trustee draws on the related Spread Account to pay the Investors. The amount drawn would then have to be restored to the Spread Account from future collections on the Contracts remaining in the pool before the Company would again be entitled to receive excess cash. In addition, the Company would not be entitled to receive any further monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts and after any recourse to any insurer guarantees backing the Notes, as defined below, the Investors bear the risk of all charge-offs on the Contracts in excess of the Spread Account. The Investors' rights with respect to distributions from the Trusts are senior to the Company's rights. Accordingly, variation in performance of pools of Contracts affects the Company's ultimate realization of value derived from such Contracts.


The Servicing Agreements are terminable by the insurers of certain of the Trust's obligations ("Note Insurers") in the event of certain defaults by the Company and under certain other circumstances. Were a Note Insurer in the future to exercise its option to terminate the Servicing Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. The Company continues to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Servicing Agreements.


COMPETITION


The automobile financing business is highly competitive. The Company competes with a number of national, regional and local finance companies with operations similar to those of the Company. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation, Ford Motor Credit Corporation, Chrysler Finance Corporation and Nissan Motors Acceptance Corporation. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital in relation to the availability and cost of capital to its competitors. The Company's competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources that may be unavailable to the Company. Many of these companies also have long-standing relationships with Dealers and may provide other financing to Dealers, including floor plan financing for the Dealers' purchase of automobiles from manufacturers, which is not offered by the Company.

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


EMPLOYEES


As of December 31, 2003, the Company had 681 full-time and 11 part-time employees, of whom 7 are senior management personnel, 404 are collections personnel, 108 are Contract origination personnel, 56 are marketing personnel (42 of whom are marketing representatives), 72 are operations and systems personnel, and 34 are administrative personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.

ITEM 2. PROPERTY


The Company's headquarters are located in Irvine, California, where it leases approximately 115,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $1.9 million through October 2003, and increases to $2.1 million for the following five years. In addition to base rent, the Company pays the property taxes, maintenance and other expenses of the premises.


In March 1997, the Company established a branch collection facility in Chesapeake, Virginia. The Company leases approximately 28,000 square feet of general office space in Chesapeake, Virginia, at a base rent that is currently $454,525 per year, increasing to $501,545 over a 10-year term.


The remaining four regional servicing centers occupy a total of approximately 49,000 square feet of leased space in Orlando, Florida; Atlanta, Georgia; Hinsdale, Illinois and Cleveland, Ohio. The termination dates of such leases range from 2007 to 2008.


See Notes 2 and 14 of Notes to Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS


STANWICH LITIGATION. CPS is currently a defendant in a class action (the "Stanwich Case") pending in the California Superior Court, Los Angeles County. The plaintiffs in that case are persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former Chairman of the Board of Directors of CPS, is the entity that is obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut. CPS is also a defendant in certain cross-claims brought by other defendants in the case, which assert claims of equitable and/or contractual indemnity against CPS.


In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against CPS in a separate action, which is now pending in federal district court in Rhode Island. CPS has filed counterclaims in the Rhode Island federal court against Mr. Pardee. CPS is defending this matter and pursuing its counterclaims vigorously.


In February 2002, CPS entered into a term sheet with Stanwich, the plaintiffs in the Stanwich Case and others, which provides for CPS's release upon its repayment of the amounts concededly owed to Stanwich, all of which amounts have been recorded in CPS's financial statements as indebtedness.


The California court in December 2003 preliminarily approved a settlement of the Stanwich Case. That settlement will result in CPS being released from all claims pending in the California court, other than an alleged contractual indemnity in favor of one of the financial institution co-defendants. As to that institution, CPS has an agreement in principle to settle its cross-claim. The court-approved settlement requires of CPS only that it repay the amounts it concededly owes to Stanwich, all of which amounts have been recorded in CPS's financial statements as indebtedness.


The reader should consider that any adverse judgment against CPS in the Stanwich Case (or the related case in Rhode Island) for indemnification, in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect.


OTHER LITIGATION. On November 15, 2000, Denice and Gary Lang filed a lawsuit against CPS in South Carolina Common Pleas Court, Beaufort County, alleging that they, and a purported nationwide class, were harmed by an alleged failure to refer, in the notice given after repossession of their vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. They sought damages in an unspecified amount. CPS filed a counterclaim to recover any delinquent amounts owed by the members of the putative class in the event that the class were to be certified. In February 2004, CPS reached an agreement to settle that case on a class basis for payment of attorneys' fees and other immaterial consideration.

On September 26, 2001, Maggie Chandler, Bobbie Mike and Mary Ann Benford each commenced a lawsuit against subsidiaries of MFN (now subsidiaries of CPS) in three different state courts in Mississippi. A similar case was filed in December 2002 in a fourth Mississippi court. Plaintiffs in all four cases alleged deceptive practices related to various loans and the related purchase and sale of insurance, and sought unspecified damages. In September 2003, the defendant subsidiaries reached an agreement in principle to settle all such cases, and any similar cases that might be brought by other clients of the same plaintiff law firms.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding the Company's executive officers follows:


CHARLES E. BRADLEY, JR., 44, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm.


WILLIAM L. BRUMMUND, JR., 51, has been Senior Vice President - Operations since March 1991. From 1986 to March 1991, Mr. Brummund was Vice President and Systems Administrator for Far Western Bank, Tustin, California.


NICHOLAS P. BROCKMAN, 59, has been Senior Vice President - Collections since January 1996. He was Senior Vice President of Contract Originations from April 1991 to January 1996. From 1986 to March 1991, Mr. Brockman served as a Vice President and Branch Manager of Far Western Bank.


MARK A. CREATURA, 44, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.


CURTIS K. POWELL, 47, has been Senior Vice President - Contract Origination since June 2001. Previously, he was the Company's Senior Vice President - Marketing, from April 1995. He joined the Company in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.


ROBERT E. RIEDL, 40, has been Senior Vice President - Chief Financial Officer since August 2003. Mr. Riedl joined the Company as Senior Vice President - Risk Management in January 2003. Mr. Riedl was a Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 2000 to 2002. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of NCA's portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services Corporation from 1995 until joining SLP Capital in 1999.


CHRISTOPHER TERRY, 36, has been Senior Vice President - Asset Recovery since January 2003. He joined the Company in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock is traded on the Nasdaq National Market System, under the symbol "CPSS." The following table sets forth the high and low sales prices reported by Nasdaq for the Common Stock for the periods shown.

                                                                 HIGH       LOW
                                                                 -----     -----
January 1 - March 31, 2002....................................   2.000     1.110
April 1 - June 30, 2002.......................................   3.250     1.750
July 1 - September 30, 2002...................................   2.650     1.410
October 1 - December 31, 2002.................................   2.290     1.550
January 1 - March 31, 2003....................................   2.200     1.500
April 1 - June 30, 2003.......................................   3.455     1.630
July 1 - September 30, 2003...................................   3.700     2.480
October 1 - December 31, 2003.................................   4.180     2.750


As of March 15, 2004, there were 88 holders of record of the Company's Common Stock. To date, the Company has not declared or paid any dividends on its Common Stock. The payment of future dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's income, its capital requirements and financial condition, and other relevant factors. The instruments governing the Company's outstanding debt place certain restrictions on the payment of dividends. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain any cash flow for use in the Company's operations.


The table below presents information regarding outstanding options to purchase the Company's Common Stock.


                                                          WEIGHTED-AVERAGE EXERCISE   NUMBER OF SECURITIES REMAINING
                               NUMBER OF SECURITIES TO       PRICE OF OUTSTANDING      AVAILABLE FOR FUTURE ISSUANCE
                               BE ISSUED UPON EXERCISE      OPTIONS, WARRANTS AND         UNDER EQUITY COMPENSATION
                               OF OUTSTANDING OPTIONS,              RIGHTS              PLANS (EXCLUDING SECURITIES
        PLAN CATEGORY            WARRANTS AND RIGHTS          DECEMBER 31, 2003           REFLECTED IN COLUMN (a))
        -------------          -----------------------    -------------------------   ------------------------------
                                        (a)                           (b)                             (c)
  Equity compensation plans
     approved by security             3,872,269                     $1.96                         146,631
           holders
  Equity compensation plans
   not approved by security              None                        N/A                            N/A
           holders
            Total                     3,872,269                     $1.96                         146,631

ITEM 6. SELECTED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------
                                                         2003        2002        2001      2000 (1)     1999 (1)
                                                      ----------  ----------  ----------  ----------   ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Gain (loss) on sale of Contracts, net (2) .........   $   6,369   $  16,444   $  32,765   $  16,234    $ (14,844)
Interest income ...................................      58,164      48,644      17,205       3,480        3,032
Servicing fees ....................................      17,058      14,621      10,666      15,848       27,761
Total revenue .....................................     100,934      93,314      62,576      35,951       14,805
Operating expenses ................................     103,973      93,252      62,256      68,354       86,968
Income (loss) before extraordinary item (3) .......         395       2,996         320     (22,147)     (44,532)
Extraordinary item (4) ............................          --      17,412          --          --           --
Net income (loss) .................................         395      20,408         320     (22,147)     (44,532)
Basic income (loss) per share before ex. item .....        0.02        0.15        0.02       (1.10)       (2.38)
Diluted income (loss) per share before ex. item ...        0.02        0.14        0.02       (1.10)       (2.38)
Basic income (loss) per share, ex. item ...........          --        0.87          --          --           --
Diluted income (loss) per share, ex. item .........          --        0.83          --          --           --
Basic income (loss) per share .....................        0.02        1.03        0.02       (1.10)       (2.38)
Diluted income (loss) per share ...................        0.02        0.97        0.02       (1.10)       (2.38)


                                                                         DECEMBER 31,
                                                  -----------------------------------------------------------
                                                     2003        2002        2001        2000         1999
                                                  ----------  ----------  ----------  ----------   ----------
                                                                        (IN THOUSANDS)

BALANCE SHEET DATA:
Cash and restricted cash ......................   $ 100,486   $  51,859   $  13,924   $  24,315    $   3,324
Finance receivables, net ......................     266,189      84,592          --      18,830        2,421
Residual interest in securitizations ..........     111,702     127,170     106,103      99,199      172,530
Total assets ..................................     492,470     285,448     151,204     175,694      220,314
Term debt .....................................     384,622     175,942      82,555     102,614      119,173
Total liabilities .............................     410,310     202,874      89,518     113,572      135,877
Total shareholders' equity ....................      82,160      82,574      61,686      62,122       84,437

____________

(1) Beginning with the year ended December 31, 1999 and through December 31, 2000, the Company did not sell any Contracts in securitization transactions.
(2) The decrease in 2003 is primarily the result of the change in securitization structure implemented in the third quarter of 2003.
(3) Results for 2003 and 2002, include a tax benefit of $3.4 million and $2.9 million, respectively.
(4) On March 8, 2002, CPS acquired 100% of MFN Financial Corporation and subsidiaries, resulting in the recognition of $17.4 million of negative goodwill as an extraordinary gain, which is reflected in the Company's 2002 Consolidated Statement of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following analysis of the financial condition of the Company should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and the Notes thereto and the other financial data included elsewhere in this report. The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the year ended December 31, 2003 include the results of operations of TFC Enterprises, Inc. for the period subsequent to May 20, 2003, the TFC Merger date, through December 31, 2003. The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the year ended December 31, 2002 include the results of operations of MFN Financial Corporation for the period subsequent to March 8, 2002, the MFN Merger date, through December 31, 2002. See Note 2 of Notes to Consolidated Financial Statements.


OVERVIEW


Consumer Portfolio Services, Inc. and its subsidiaries (collectively, the "Company") specialize in purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by automobile dealers ("Dealers") located throughout the United States. Through its purchase of Contracts, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems, who generally would not be expected to qualify for financing provided by banks or by automobile manufacturers' captive finance companies.


On March 8, 2002, the Company acquired MFN Financial Corporation and its subsidiaries in a merger (the "MFN Merger"). On May 20, 2003, the Company acquired TFC Enterprises, Inc. and its subsidiaries in a second merger (the "TFC Merger"). Each merger was accounted for as a purchase. MFN Financial Corporation and its subsidiaries ("MFN") and TFC Enterprises, Inc. and its subsidiaries ("TFC") were engaged in businesses similar to that of the Company: buying Contracts from Dealers, repackaging those Contracts in securitization transactions, and servicing those Contracts. MFN ceased acquiring Contracts in May 2002; TFC continues to acquire Contracts under its "TFC Programs," which provide financing for vehicle purchases exclusively by members of the United States armed forces.


The Company historically has generated revenue primarily from the gains recognized on the sale or securitization of Contracts, servicing fees earned on Contracts sold, interest earned on Residuals, as defined below, and interest on finance receivables. During the years ended December 31, 2002 and 2001, the Company sold some Contracts on a servicing released basis, as part of a program (the "flow purchase program") in which the Company sold Contracts to unaffiliated third parties immediately after purchasing such Contracts from Dealers. The flow purchase program ended in May 2002. During the years ended December 31, 2002 and 2001, the Company's gain on sale of Contracts included, $5.7 million and $16.6 million, respectively, representing mark-up on Contracts sold in the flow purchase program.


SECURITIZATION


GENERALLY


Throughout the periods for which information is presented in this report, the Company has purchased Contracts with the intention of repackaging them in securitizations. All such securitizations have involved identification of specific Contracts, sale of those Contracts (and associated rights) to a special purpose subsidiary of the Company, and issuance of asset-backed securities to fund the transactions. Depending on the structure of the securitization, the transaction may properly be accounted for as a sale of the Contracts, or as a secured financing.


When structured to be treated as a secured financing, the subsidiary is consolidated with the Company. Accordingly, the sold Contracts and the related securitization trust debt appear as assets and liabilities, respectively, of the

Company on its Consolidated Balance Sheet. The Company then recognizes interest and fee income on the receivables and interest expense on the securities issued in the securitization, and records as expense a provision for probable credit losses on the receivables and other expenses.


When structured to be treated as a sale, the subsidiary is not consolidated with the Company. Accordingly, the securitization removes the sold Contracts from the Company's Consolidated Balance Sheet, the asset-backed securities (debt of the non-consolidated subsidiary) do not appear as debt of the Company, and the Company shows, as an asset, a retained residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects will be the excess of future collections on the Contracts over principal and interest due on the asset backed securities. That residual interest appears on the Company's Consolidated Balance Sheet as "Residual interest in securitizations," and its value is dependent on estimates of the future performance of the sold Contracts.


CHANGE IN POLICY


During August 2003 the Company announced that it would structure its future securitization transactions to be reflected as secured financings for financial accounting purposes. The first two term securitizations so structured occurred in September and December 2003. The Company had structured all of its prior term securitization transactions to be treated as sales for financial accounting purposes. In the MFN Merger and in the TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. As of December 31, 2003, the Company's Consolidated Balance Sheet included net finance receivables of approximately $119.6 million and securitization trust debt of $95.9 million related to finance receivables acquired in the two mergers, out of totals of net finance receivables of approximately $266.2 million and securitization trust debt of approximately $245.1 million.


CREDIT RISK RETAINED


Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's managed portfolio, which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of December 31, 2003 was approximately $741.1 million.


CRITICAL ACCOUNTING POLICIES


The Company believes that its accounting policies related to (a) Allowance for Finance Credit Losses, (b) Residual Interest in Securitizations and Gain on Sale of Contracts and (c) Income Taxes could be considered critical. Such policies are described below.


(a) ALLOWANCE FOR FINANCE CREDIT LOSSES


In order to estimate an appropriate allowance for losses to be incurred on finance receivables, the Company uses a loss allowance methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for known and inherent losses in its portfolio of finance receivable Contracts. Provision for loss is charged to the Company's Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, the Company's level of provisioning and/or allowance may change as well.


(b) TREATMENT OF SECURITIZATIONS


Gain on sale may be recognized on the disposition of Contracts either outright or in securitization transactions. In those securitization transactions that were treated as sales for financial accounting purposes, the Company, or a wholly-owned, consolidated subsidiary of the Company, retains a residual interest in the Contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. The Company's securitization transactions include "term" securitizations (the purchaser holds the Contracts for substantially their entire term) and "continuous" or "warehouse" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).


As of December 31, 2002 the line item "Residual interest in securitizations" on the Company's Consolidated Balance Sheet includes residual interests in both term and warehouse securitizations. As of December 31, 2003 the line item "Residual interest in securitizations" on the Company's Consolidated Balance Sheet represents the residual interests in certain term securitizations but no residual interest in warehouse securitizations, because the Company's warehouse securitizations were restructured in July 2003 as secured financings. Subsequent term securitizations in September 2003 and December 2003 were also structured as secured financings. The warehouse securitizations are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.


The key economic assumptions used in measuring all residual interests in securitizations as of December 31, 2003 and 2002 are included in the table below. The pre-tax discount rate remained constant at 14%.

                                                        2003            2002
                                                    -------------  -------------
            Prepayment speed (Cumulative).........  18.1% - 22.1%  19.8% - 22.9%
            Credit losses (Cumulative)............  11.8% - 18.0%  10.0% - 15.4%

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                                                      DECEMBER 31, 2003
                                                                                      -----------------
                                                                                         (DOLLARS IN
                                                                                          THOUSANDS)

      Carrying amount/fair value of residual interest in securitizations.............  $      111,702
      Weighted average life in years.................................................            3.74

      Prepayment Speed Assumption (Cumulative).......................................   18.1% - 22.1%
      Estimated fair value assuming 10% adverse change...............................  $      110,938
      Estimated fair value assuming 20% adverse change...............................         110,916

      Expected Credit Losses (Cumulative)............................................   11.8% - 18.0%
      Estimated fair value assuming 10% adverse change...............................  $      100,907
      Estimated fair value assuming 20% adverse change...............................          90,312

      Residual Cash Flows Pre-tax Discount Rate (Annual).............................           14.0%
      Estimated fair value assuming 10% adverse change...............................  $      109,594
      Estimated fair value assuming 20% adverse change...............................         107,477

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


The Company's securitization structure has generally been as follows:


The Company sells Contracts it acquires to a wholly-owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities (the "Notes"); generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (a "Note Insurer"). In addition, the Company provides "Credit Enhancement" for the benefit of the
Note Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust, in the form of overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts, in the form of subordinated Notes, or some combination of such Credit Enhancements. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the pools of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the
Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the various pools, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance of the Contracts has amortized to a specified percentage of the initial aggregate balance.


The prior securitizations that are treated as sales for financial accounting purposes differ from secured financings in that the Trust to which the SPS sells the Contracts meets the definition of a "qualified special purpose entity" under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of the Trust are not consolidated into the Company's Consolidated Balance Sheet.


The Company's warehouse securitization structures were similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes which it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 71% to 73% of the aggregate principal balance of the Contracts (that is, at least 27% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003 the warehouse securitizations related to the CPS programs were amended to cause the transactions to be treated as secured financings for financial accounting purposes. The Contracts held by the warehouse SPSs and the promissory notes that they issue are therefore included in the Company's Consolidated Financial Statements as of December 31, 2003 as assets and liabilities, respectively.


Upon each sale of Contracts in a securitization structured as a secured financing, whether a term securitization or a warehouse securitization, the Company retains on its Consolidated Balance Sheet the Contracts securitized as assets and records the Notes issued in the transaction as indebtedness of the Company.

Under the prior securitizations structured as sales for financial accounting purposes, the Company removed from its Consolidated Balance Sheet the Contracts sold and added to its Consolidated Balance Sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained or residual interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company. Until the maturity of these transactions, the Company's Consolidated Balance Sheet will reflect both securitization transactions structured as sales and others structured as secured financings.


With respect to securitizations structured as sales for financial accounting purposes, the Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective pre-tax discount rate of approximately 14% per annum.


The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Trusts that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and certain other fees (such as trustee and custodial fees). Required principal payments are generally defined as the payments sufficient to keep the principal balance of the Notes equal to the aggregate principal balance of the related Contracts (excluding those Contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related Securitization Agreements require accelerated payment of principal until the principal balance of the Notes is reduced to the specified percentage. Such accelerated principal payment is said to create overcollateralization of the Notes.


If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 18.1% to 22.1% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 15.9% to 23.1% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.2% to 5.3% of the original principal balance.


Following a securitization that is structured as a sale for financial accounting purposes, interest income is recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is 14% per annum. In addition, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate. If the actual performance of the Contracts were worse than the original estimate, then a downward adjustment to the carrying value of the Residuals and a related expense would be required. In a securitization that is structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.


In all the Company's term securitizations, whether treated as secured financings or as sales, the Company has sold the receivables (through a subsidiary) to the securitization Trust. The difference between the two structures is that in securitizations that are treated as secured financings the Company reports the assets and liabilities of the securitization Trust on its Consolidated Balance Sheet. Under both structures the Noteholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Notes until the Noteholders are fully paid, and the Company is therefore at risk to that extent.


(c) INCOME TAXES


The Company and its subsidiaries file a consolidated federal income and combined state franchise tax returns. The Company utilizes the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is more likely than not.


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


See "Liquidity and Capital Resources" and Note 1 of Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS


ACQUISITIONS


The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the years ended December 31, 2003 and 2002 include the results of operations of MFN Financial Corporation for the period subsequent to March 8, 2002, the date on which the Company acquired that corporation and its subsidiaries in the MFN Merger. See Note 2 of Notes to Consolidated Financial Statements, Acquisition of MFN Financial Corporation.

The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the year ended December 31, 2003 include the results of operations of TFC Enterprises, Inc. for the period subsequent to May 20, 2003, the date on which the Company acquired that corporation and its subsidiaries in the TFC Merger. See Note 2 of Notes to Consolidated Financial Statements, Acquisition of TFC Enterprises, Inc.


EFFECTS OF CHANGE IN SECURITIZATION STRUCTURE


The Company's July 2003 decision to structure future securitization transactions as borrowings secured by receivables for financial accounting purposes, rather than as sales of receivables, has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the finance receivables are shown as assets of the Company on its balance sheet; (ii) the debt issued in the transactions is shown as indebtedness of the Company; (iii) cash posted to enhance the credit of the securitization transactions ("Spread Accounts") is shown as "Restricted cash" on the Company's balance sheet; (iv) the servicing fee that the Company receives in connection with such receivables is recorded as a portion of the interest earned on such receivables; (v) the Company has initially and will periodically record as expense a provision for estimated credit losses on the receivables; and (vi) the portion of scheduled payments on the receivables representing interest is recorded as revenue as accrued.


These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations. The changes initially have resulted in the Company's reporting lower earnings than it would have reported if it had continued to structure its securitizations to require recognition of gain on sale. As a result, reported earnings have been less than they would have been had the Company continued to structure its securitizations to record a gain on sale and, accordingly, reported net earnings may be negative or nominally positive for approximately the next year. Growth in the Company's portfolio of receivables in excess of current expectations would further delay achievement of positive net earnings. The Company's cash availability and cash requirements should be unaffected by the change in structure.


The Company's first two term securitizations structured as secured financings closed in September and December 2003. The Company's MFN and TFC subsidiaries completed term securitizations structured as secured financings prior to becoming subsidiaries of the Company. The structures of the Company's two warehouse securitization transactions that relate to the CPS programs were amended in July 2003 to be treated as secured financings for financial accounting purposes. The Company's third warehouse securitization credit facility, which relates to the TFC programs, has been structured as a secured financing for financial accounting purposes since the date of the TFC Merger.


THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002


REVENUES. During the year ended December 31, 2003, revenues were $100.9 million, an increase of $7.6 million, or 8.2%, from the prior year revenue of $93.3 million. With the change in securitization structure and consequent end to recording gain on sale revenue in the third quarter of 2003, net gain on sale of Contracts decreased $10.1 million, or 61.3%, to $6.4 million in 2003, compared to $16.4 million in 2002. The 2003 gain on sale amount is net of a negative fair value adjustment of $4.1 million related to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools which are held by non-consolidated subsidiaries. The decrease in gain on sale from 2002 to 2003 was partially offset by a negative fair value adjustment of approximately $2.5 million recorded during the first quarter of 2002 related to the Company's residual interest in securitizations. Also in the first quarter of 2002, the Company recognized a charge of approximately $500,000 related to a loss realized upon the sale of a subordinated certificate ("B Piece") from the Company's 2002-A securitization.


Interest income for the year ended December 31, 2003 increased $9.5 million, or 19.6%, to $58.2 million in 2003 from $48.6 million in 2002. The primary reasons for the increase in interest income are the change in securitization structure, the interest income earned on the portfolio of Contracts acquired in the TFC Merger and an increase in residual interest income. This increase was partially offset by the decline in the balance of the portfolio of Contracts acquired in the MFN Merger.


Servicing fees totaling $17.1 million in the year ended December 31, 2003 increased $2.4 million, or 16.7%, from $14.6 million in the same period a year earlier. The increase in servicing fees can be attributed to the growth of the Company's managed portfolio held by non-consolidated subsidiaries related to the CPS programs. For the year ended December 31, 2003, the Company's managed portfolio held by non-consolidated subsidiaries had an average outstanding principal balance approximating $489.9 million, compared to $347.3 for the year ended December 31, 2002. At December 31, 2003, the Company's managed portfolio held by consolidated subsidiaries had an outstanding principal balance approximating $315.6 million, compared to $117.1 million as of December 31, 2002. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will decline in future periods, and servicing fee revenue is anticipated to decline proportionately.


At December 31, 2003, the Company was generating income and fees on a managed portfolio with an outstanding principal balance approximating $741.1 million, compared to a managed portfolio with an outstanding principal balance approximating $595.2 million as of December 31, 2002. As the portfolio of Contracts acquired in the MFN Merger amortizes, the portfolio of Contracts originated under the CPS and TFC programs continues to expand. At December 31, 2003 and 2002, the managed portfolio composition was as follows:


                                   DECEMBER 31, 2003          DECEMBER 31, 2002
                                 --------------------       --------------------
                                   AMOUNT        %           AMOUNT         %
                                 ---------    -------       ---------    -------
    ORIGINATING ENTITY                            ($ IN MILLIONS)
    CPS ..................       $  543.8       73.4%       $  394.3       66.2%
    TFC ..................          123.6       16.7              --         --
    MFN ..................           73.7        9.9           200.9       33.8
                                 ---------    -------       ---------    -------
    Total ................       $  741.1      100.0%       $  595.2      100.0%
                                 =========    =======       =========    =======

Other income increased 42% to $19.3 million in 2003 from $13.6 million in 2002. The period over period increase can be attributed in part to the receipt of state sales tax refunds of $3.2 million during third quarter of 2003 and recoveries on previously charged off MFN Contracts totaling $12.2 million for the year ended December 31, 2003, compared to $10.5 million for the comparable period in 2002.


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


Total operating expenses were $104.0 million for the year ended December 31, 2003, compared to $93.3 million for the same period in 2002. Total operating expenses for the year ended December 31, 2003 would have been significantly lower except for the $11.4 million provision for credit loss expense recorded during the third and fourth quarters of 2003. Such provision for credit loss is a result of the decision to structure securitizations as financings, rather than as sales. Provisions for credit loss expense should be anticipated to increase in future periods.


Personnel costs decreased to $37.1 million during the year ended December 31, 2003, representing 35.7% of total operating expenses, compared to $37.8 million for the 2002 period, or 40.5% of total operating expenses. The decrease is primarily the result of staff reductions since the MFN Merger in 2002 related to the integration and consolidation of certain service and administrative activities and the decline in the balance of the portfolio of Contracts acquired in the MFN Merger. This decrease was partially offset by staff additions related to the TFC Merger in May 2003.


In connection with the termination of MFN origination activities and the integration and consolidation of certain activities (see above) related to the MFN Merger and the TFC Merger, the Company has recognized certain liabilities related to the costs to exit these activities and terminate the affected employees of MFN and TFC. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. Such exit and termination costs have been charged against these liabilities and are not reflected in the Company's Consolidated Statement of Operations.


General and administrative expenses increased to $21.3 million, or 20.5% of total operating expenses, in the year ended December 31, 2003, from $20.1 million, or 21.6% of total operating expenses, in the same period of 2002. The decrease as a percentage of total operating expenses is a result primarily of the change in securitization structure during the third quarter of 2003 which increased total expenses, and of continued general cost cutting during the period, offset in part by an increase in legal and other corporate expenses.


Interest expense for the year ended December 31, 2003, decreased $64,000, or 0.3%, to $23.9 million in 2003. The slight decrease is the result of changes in the amount and composition of securitization trust debt carried on the Company's Consolidated Balance Sheet: such debt related to the MFN Merger declined as it was paid down, partially offset by the addition of securitization trust debt associated with the TFC Merger and with the securitizations subsequent to the Company's change in securitization structure. As the Company continues to structure future securitization transactions as secured financings, the balances of securitization trust debt and the related interest expense are expected to increase.


Marketing expenses decreased by $873,000, or 14.0%, and represented 5.2% of total operating expenses. The decrease is primarily due to the decrease in Contracts purchased by the Company during the year ended December 31, 2003.


Occupancy expenses decreased by $97,000, or 2.4%, and represented 3.8% of total operating expenses. The decrease is primarily due to the closure during 2003 of certain facilities acquired in the MFN Merger. The decrease was partially offset by the addition of facilities acquired in the TFC Merger.


Depreciation and amortization expenses decreased by $138,000, or 12.1%, to $1.0 million from $1.1 million.


Income tax benefit of $3.4 million and $2.9 million was recorded in the 2003 and 2002 periods, respectively. The 2003 benefit is primarily the result of the resolution of certain Internal Revenue Service examinations of previously filed MFN tax returns, resulting in a tax benefit of $4.9 million, and other state tax matters which have been included in the current period tax provision. The 2002 benefit is due to tax legislation passed in early 2002, which enabled the Company to reverse a previously recorded valuation allowance of approximately $3.2 million, as well as to record benefit during the same 2002 period. The Company does not expect any comparable income tax benefit in future periods.

EXTRAORDINARY ITEM. The year ended December 31, 2002 included $17.4 million of unallocated negative goodwill, which represented the difference between the net assets acquired and the purchase price paid by the Company in connection with the MFN Merger.


THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001


REVENUE. During the year ended December 31, 2002, revenues increased $30.7 million, or 49.1%, to $93.3 million compared to $62.6 million for the year ended December 31, 2001. Net gain on sale of Contracts decreased by $16.3 million, from $32.8 million for the year ended December 31, 2001, to $16.4 million for the year ended December 31, 2002. The primary reason for the decrease in the gain on sale component of revenue is the decrease in Contract purchases to $463.2 million in 2002 from $672.3 million in 2001. This reduction was primarily a result of the termination of the flow purchase program in May 2002. The Company securitized $281.2 million of Contracts during the year ended December 31, 2002, compared to $141.7 million during the year ended December 31, 2001. During the year ended December 31, 2002, the Company sold $181.1 million of Contracts on a flow basis compared to $537.9 million of Contracts in the year ended December 31, 2001.


Gain on sale of Contracts also includes the effect of fluctuations in the Company's estimate of the required provision for losses on certain CPS Contracts and recovery of losses on such Contracts. During 2001, recoveries exceeded the provision for losses; in 2002 the provision for losses was greater than recoveries. During 2002, the amount of Contracts for which the Company recorded a provision for credit losses increased, requiring the Company to provide for losses on such Contracts in an amount exceeding related recoveries. For the year ended December 31, 2002 the Company recorded a $2.6 million provision for credit losses, compared to a reduction of the provision for Contract losses of $5.7 million for the year ended December 31, 2001. Also during 2002, as a result of revised Company estimates resulting from analyses of the current and historical performance of certain of the Company's securitized pools; the Company recorded a pre-tax charge to gain on sale of approximately $2.5 million.


Interest income increased $31.4 million to $48.6 million in the year ended December 31, 2002, from $17.2 million in the prior year. The increase in interest income is primarily due to the expansion of the Company's managed portfolio held by consolidated subsidiaries, primarily as a result of the MFN Merger, as well as the addition of Contracts to the CPS portfolio and the related increase in the Company's residual interest in securitizations as a result of the increased level of securitizations. As of December 31, 2002, the managed portfolio, net of unearned income on pre-computed Contracts, was $595.2 million ($200.9 million represented Contracts acquired in the MFN Merger), compared to $285.5 million as of December 31, 2001.


Servicing fees increased by $4.0 million, or 37.1%, to $14.6 million for the year ended December 31, 2002, from $10.7 million for the year ended December 31, 2001. Servicing fees consist of base fees, which are payable at the rate of 2.5% per annum on the principal balance of the outstanding CPS Contracts (5.0% on MFN Contracts) in the related Trusts, plus any other fees collected by the Company, such as late fees and returned check fees. The increase in servicing fees is primarily due to the increase in the Company's managed portfolio held by non-consolidated subsidiaries. At December 31, 2002, the Company's managed portfolio held by non-consolidated subsidiaries had an outstanding principal balance approximating $478.1 million, compared to $281.5 million as of December 31, 2001. At December 31, 2002, the Company's managed portfolio held by consolidated subsidiaries had an outstanding principal balance approximating $117.1 million, compared to $4.0 million as of December 31, 2001. Although the Company is paid a servicing fee on receivables held by consolidated subsidiaries, such servicing fee is not recorded separately as revenue, but is included in the interest accrued on such receivables.


Other income increased to $13.6 million in 2002 from $1.9 million in 2001. The period over period increase can be attributed primarily to the recoveries on previously charged off MFN Contracts totaling $10.5 million for the year ended December 31, 2002.


EXPENSES. During the year ended December 31, 2002, operating expenses increased by $31.0 million, or 49.8%, to $93.3 million, compared to the year ended December 31, 2001 operating expenses of $62.3 million. The Company's operating expenses consist primarily of personnel costs and other operating expenses, which are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, macroeconomic factors such as interest rates, and mix of business between Contracts purchased on a flow basis and Contracts purchased on an other than flow basis. The overall increase in expenses is primarily attributable to the MFN Merger. Personnel costs increased $13.8 million, or 57.4%, to $37.8 million in 2002 from $24.0 million in 2001. Personnel costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding warrants and stock options, and are the Company's most significant operating expenses, representing approximately 40.5% of 2002 operating expenses. These costs generally fluctuate with the level of applications and Contracts processed and serviced, with the mix of revenue and with overall portfolio performance. Other material operating expenses include facilities expenses, telephone and other communication services, credit services, computer services (including personnel costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization.


In connection with the termination of MFN origination activities and the integration and consolidation of certain activities related to the MFN Merger (see above), the Company has recognized certain liabilities related to the costs to exit these activities and terminate the affected employees of MFN. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. Such exit and termination costs have been charged against these liabilities and are not reflected in the Company's Consolidated Statement of Operations.


General and administrative expenses increased by $7.5 million, or 59.2%, and represented 21.6% of total operating expenses. The increase in general and administrative expenses is primarily due to the MFN Merger and an increase in costs associated with servicing the Company's expanded portfolio. Also included in 2002 general and administrative expenses is $669,000 related to the write off a related party receivable from CARSUSA, Inc. See Note 13 of Notes to Consolidated Financial Statements.


Interest expense increased by $9.6 million, or 66.9%, and represented 25.7% of total operating expenses. The increase is due to the interest expense resulting from the MFN acquisition, including interest expense related to acquisition debt and the interest expense related to its managed portfolio held by consolidated subsidiaries. See "Liquidity and Capital Resources."


Marketing expenses decreased by $843,000, or 11.9%, and represented 6.7% of total operating expenses. The decrease is primarily due to the decrease in Contracts purchased during the year ended December 31, 2002.


Occupancy expenses increased by $860,000, or 27.2%, and represented 4.3% of total operating expenses. The increase is primarily due to the addition of facilities acquired in the MFN Merger.


Depreciation and amortization expenses increased by $119,000, or 11.7%, to $1.1 million from $1.0 million.


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


LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY


The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of

Contracts previously sold in securitization transactions, customer payments of principal and interest on finance receivables, fees for origination of Contracts, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest, and from the Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of Spread Accounts and initial overcollateralization, if any, and the increase of Credit Enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related Spread Accounts), the rate of expansion or contraction in the Company's managed portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.


Net cash provided by operating activities for the years ended December 31, 2003, 2002 and 2001 was $99.8 million, $146.9 million and $5.7 million, respectively. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts and from the amortization and liquidation of Contracts offset by the purchase of finance receivables. The decrease in 2003 vs. 2002 is primarily a result of lower cash releases from the MFN Trusts as the principal balance of the Contracts in those two pools has decreased significantly year-over-year. The increase in net cash from operating activities in 2002 compared to 2001 is primarily a result of the decrease in purchases of contracts held for sale from $672.3 million in 2001 to $463.3 in 2002.


On May 20, 2003, the Company completed the TFC Merger (see Note 2 of Notes to Consolidated Financial Statements). The acquisition cost was approximately $23.7 million, and was substantially funded by existing cash. Cash flows from the underlying purchased assets are expected to provide adequate liquidity to repay the assumed liabilities and generate positive cash flows from which to fund the Company's operating activities. On March 8, 2002, the Company completed the MFN Merger (see Note 2 of Notes to Consolidated Financial Statements). The acquisition cost was approximately $123.2 million, and was substantially funded by existing cash and borrowings. Cash flows from the underlying purchased assets are expected to provide adequate liquidity to repay the acquisition borrowings, as well as generate positive cash flows from which to fund the Company's operating activities.


Net cash used in investing activities for the years ended December 31, 2003, 2002 and 2001, was $179.8 million, $29.8 million and $536,000, respectively. With the change in the securitization structure implemented in the third quarter of 2003, $175.3 million of Contracts were purchased for investment in 2003 as compared to none in 2002 and 2001. Cash used in the TFC Merger, net of the cash acquired in the transaction, totaled $10.2 million for the year ended December 31, 2003. Cash used in the acquisition of MFN Financial Corporation, net of the cash acquired in the transaction, totaled $29.5 million for the year ended December 31, 2002.


Net cash provided by financing activities for the year ended December 31, 2003, was $80.3 million compared with net cash used in financing activities of $86.8 million and $21.7 million for the years ended December 31, 2002 and 2001, respectively. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt. In connection with the TFC Merger the Company assumed securitization trust debt related to three securitization transactions held by consolidated subsidiaries (see Note 7 of Notes to Consolidated Financial Statements) and assumed additional subordinated debt (see Note 8 of Notes to Consolidated Financial Statements). In connection with the MFN Merger the Company assumed securitization trust debt related to one securitization transaction held by a consolidated subsidiary and one securitization transaction held by a non-consolidated subsidiary (see Note 7 of Notes to Consolidated Financial Statements) and incurred additional senior secured debt (see Note 8 of Notes to Consolidated Financial Statements). Cash used in financing activities is primarily attributable to the repayment of outstanding debt. With the change in the securitization structure implemented in the third quarter of 2003, $154.4 million of securitization trust debt was issued in 2003 as compared to none in 2002 and 2001. In connection with the MFN Merger the amount of outstanding debt, securitization trust debt and senior secured debt, and the required repayment thereof, increased compared to prior years.

The Company believes that cash flows generated as a result of the TFC Merger and the MFN Merger will be sufficient to meet the obligations assumed or incurred as a result of such mergers. There can be no assurance that internally generated cash will be sufficient to meet such cash demands. The sufficiency of internally generated cash will depend on the performance of the securitized pools. At the time of the TFC Merger, TFC had outstanding $6.3 million in principal amount of subordinated debt, which the Company assumed as part of the TFC Merger. Such debt bears interest at the rate of 13.25% per annum payable monthly in arrears, requires monthly amortization and is due in June 2005. At the time of the MFN Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears.


Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under revolving warehouse credit facilities. As of December 31, 2003, the Company had $225 million in warehouse credit capacity, in the form of a $125 million facility, a $75 million facility and a $25 million facility. The first two warehouse facilities provide funding for Contracts purchased under CPS' programs while the third facility provides funding for Contracts purchased under TFC's programs. On February 21, 2004, the $75 million facility expired and, as a result, the Company's current warehouse credit capacity is $150 million.


Through May 2002, the Company's Contract purchasing program consisted of both
(i) flow purchases for immediate resale to non-affiliates and (ii) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility. Flow purchases allowed the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, were materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the year ended December 31, 2003 the Company purchased $357.3 million of Contracts for its own account, compared to $282.2 million for its own account and $181.1 million of Contracts on a flow basis in 2002. For the year ended December 31, 2001, the Company purchased $134.4 million of Contracts for its own account and $537.9 million on a flow basis. The Company's flow purchase program ended in May 2002.


The $125 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Warehouse Trust. This facility was established on March 7, 2002, in the maximum amount of $100 million. Such maximum amount was increased to $125 million in November 2002. Approximately 73% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month commercial paper plus 1.18% per annum. This facility expires on April 4, 2004. The Company is currently in discussions with the related parties to renew such facility.


The $75 million warehouse facility was similarly structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Funding LLC. Approximately 72.5% of the principal balance of Contracts could be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrued interest at a rate of one-month LIBOR plus 0.75% per annum. This facility expired on February 21, 2004. The Company is currently in discussions with several parties regarding a replacement facility.


The $25 million warehouse facility is similarly structured to allow TFC to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by TFC Warehouse I LLC. Approximately 71% of the principal balance of Contracts may be advanced to TFC under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 1.75% per annum. This facility was entered into as part of the TFC Merger on May 20, 2003 and has a 364-day term. The Company is currently in discussions with the related parties to renew such facility.

These facilities are independent of each other. Two different financial institutions purchase the notes issued by these facilities, and three different insurers insure the notes. Up through June 30, 2003, sales of Contracts to the special purpose subsidiaries ("SPS") related to the first two facilities had been treated as sales for financial accounting purposes. The Company, therefore, removed these securitized Contracts and related debt from its Consolidated Balance Sheet and recognized a gain on sale in the Company's Consolidated Statement of Operations. Indebtedness related to Contracts funded by the third facility, however, was retained on the Company's Consolidated Balance Sheet and no gain on sale has ever been recognized in the Company's Consolidated Statement of Operations. During July 2003, each of the first two facilities was amended, with the effect that subsequent use of such facilities is treated for financial accounting purposes as borrowing secured by such receivables, rather than as a sale of receivables. The effects of that amendment are similar to those discussed above with respect to the change in securitization structure.


The Company securitized $416.9 million of Contracts in four private placement transactions during the year ended December 31, 2003. The first two such transactions were structured as sales for financial accounting purposes, resulting in a gain on sale of $6.4 million (net of a negative fair value adjustment of $4.1 million related to the performance of previously securitized pools). The final two transactions of 2003 were structured as secured financings and, therefore, resulted in no gain on sale. The Company securitized $281.2 million of Contracts in three private placement transactions during the year ended December 31, 2002. All of these transactions were structured as sales for financial accounting purposes, resulting in a gain on sale of $16.9 million (net of a pre-tax charge of $2.5 million related to the performance of previously securitized pools). $141.7 million of Contracts were securitized in one private placement transaction during the year ended December 31, 2001, resulting in a gain on sale of $9.2 million. In March 2004 a wholly-owned bankruptcy remote consolidated subsidiary of the Company issued $44 million of asset-backed notes secured by its retained interest in eight term securitization transactions. The notes, which have an interest rate of 10% per annum and a final maturity in October 2009, are required to be repaid from the distributions on the underlying retained interests. In connection with the issuance of the notes, the Company incurred and capitalized issuance costs of $1.2 million.


Prior to June 2002, the Company also purchased Contracts on a flow basis, which, as compared with purchases of Contracts for the Company's own account, involved a materially reduced demand on the Company's cash. The Company's plan for meeting its liquidity needs is to match its levels of Contract purchases to its availability of cash.


Cash used to increase Credit Enhancement amounts to required levels for the years ended December 31, 2003, 2002 and 2001 was $20.9 million, $24.2 million and $24.6 million, respectively. Cash released from Trusts and their related Spread Accounts to the Company for the years ended December 31, 2003, 2002 and 2001, was $25.9 million, $60.4 million and $43.7 million, respectively. Changes in the amount of Credit Enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related. During the year ended December 31, 2003 the Company made initial deposits to Spread Accounts and funded initial overcollateralization of $18.7 million related to its term securitization transactions, compared to $16.7 million in the 2002 period and $2.5 million in the 2001 period. The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, and increase Credit Enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial Credit Enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of December 31, 2003, the Company had cash on hand of $33.2 million and available Contract purchase commitments from its warehouse credit facilities of $200.7 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.


The Company's primary means of ensuring that its cash demands do not exceed its cash resources is to match its levels of Contract purchases to its availability of cash. The Company's ability to adjust the quantity of Contracts that it purchases and securitizes will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Trusts and their related Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts and other Credit Enhancement in excess of their respective requisite levels. There can be no assurance that collections from the related Trusts will continue to generate sufficient cash.


Certain of the Company's securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. The Company was in violation of four of these covenants as of December 31, 2003, including maximum leverage, minimum equity, maximum financial loss and interest coverage. As of December 31, 2003, the Company had received a waiver of such non-compliance from the controlling party. In March 2004, each of these financial covenants was amended with the controlling party such that all breaches have been cured.


The Servicing Agreements of the Company's securitization transactions and warehouse credit facilities are terminable by the insurers of certain of the Trust's obligations ("Note Insurers") in the event of certain defaults by the Company and under certain other circumstances. Were a Note Insurer in the future to exercise its option to terminate the Servicing Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. The Company continues to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Servicing Agreements.


CONTRACTUAL OBLIGATIONS


The following table summarizes the Companys's material contractual obligations as of December 31, 2003 (dollars in thousands):

                                                        PAYMENT DUE BY PERIOD
                                              ------------------------------------------
                                              LESS THAN    1 TO 3     3 TO 5   MORE THAN
                                              ---------  ---------  ---------  ---------
                                      TOTAL    1 YEAR      YEARS      YEARS     5 YEARS
                                    --------- ---------  ---------  ---------  ---------
      Long Term Debt ............   $102,465  $ 83,328   $ 14,000   $  5,137   $     --
      Operating Leases ..........   $ 16,948  $  4,511   $  7,894   $  4,543   $     --

Long term debt includes Senior secured, subordinated and related party debt.

CREDIT FACILITIES


The terms on which credit has been available to the Company for purchase of Contracts have varied over the three-year period ended December 31, 2003, as shown in the following recapitulation:


In November 2000, the Company (through its subsidiary CPS Funding LLC) entered into a floating rate variable note purchase facility under which up to $75 million of notes may be outstanding at any time subject to collateral tests and other conditions. The Company uses funds derived from this facility to purchase Contracts under the CPS programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow the Company to borrow up to approximately 72.5% of the price paid for such Contracts. Notes issued under this facility bear interest at one-month LIBOR plus 0.75% per annum. The balance of notes outstanding related to this facility at December 31, 2003 was zero. This facility expired on February 21, 2004. The Company is currently in discussions with several parties regarding a replacement facility.

Additionally, in March 2002, the Company (through its subsidiary CPS Warehouse Trust) entered into a second floating rate variable note purchase facility, under which up to $125.0 million of notes may be outstanding at any time, subject to collateral tests and other conditions. The Company uses funds derived from this facility to purchase Contracts under the CPS programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow the Company to borrow up to approximately 73% of the price paid for such Contracts. Notes issued under this facility bear interest at commercial paper plus 1.18% per annum. The balance of notes outstanding related to this facility at December 31, 2003 was $13.2 million. This facility expires on April 4, 2004. The Company is currently in discussions with the related parties to renew such facility.


One of the covenants within this warehouse credit facility and four of the six term securitizations insured by this Note Insurer requires that the Company maintain additional warehouse facilities with minimum borrowing capacity of $75.0 million. With the expiration of the CPS Funding LLC facility described above, the Company is in breach of such covenant. The Company has until June 20, 2004 to cure such breach prior to it becoming an event of default under this warehouse facility and four term securitizations. While the Company is currently in discussions with several parties about a replacement facility and believes that it will be successful in replacing the facility within the required time frame, there can be no assurances that it will do so. If the Company is unsuccessful in these efforts, the Note Insurer will have the right to declare an event of default. Remedies available to the Note Insurer in such event include, among other things, transferring the servicing rights to the portfolio that it insures to another servicer and trapping excess cash releases to the Company from its warehouse facility and four term securitizations that it insures. To the extent that the Note Insurer was to follow either of these remedies, it would have a material adverse effect on the liquidity and the operations of the Company.


In connection with the TFC Merger in May 2003, the Company (through its subsidiary TFC Warehouse I LLC) entered in to a third floating rate variable note purchase facility, under which up to $25.0 million of notes may be outstanding at any time, subject to collateral tests and other conditions. The Company uses funds derived from this facility to purchase Contracts under the TFC programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow the Company to borrow up to approximately 71% of the price paid for such Contracts. Notes issued under this facility bear interest at LIBOR plus 1.75% per annum. The balance of notes outstanding related to this facility at December 31, 2002 was $20.5 million. This facility expires on May 19, 2004. The Company is currently in discussions with the related parties to renew such facility.


CAPITAL RESOURCES


Prior to 1999, and again in 2001, 2002 and 2003, the Company has funded increases in its managed portfolio through securitization transactions, as discussed above, and funded its other capital needs with cash from operations and with the proceeds from the issuance of long-term debt and/or equity.


The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than purchases made on a flow basis), the required level of initial credit enhancement in securitizations, and the extent to which the Trusts and related Spread Accounts either release cash to the Company or capture cash from collections on secruritized Contracts. The Company plans to adjust its levels of Contract purchases so as to match anticipated releases of cash from the Trusts and related Spread Accounts with its capital requirements.

CAPITALIZATION


Over the three-year period ended December 31, 2003, the Company has managed its capitalization by issuing and restructuring debt and issuing/purchasing common stock and equivalents, as summarized in the following table:

                                                                      YEARS ENDED DECEMBER 31,
                                                                ------------------------------------
                                                                   2003         2002         2001
                                                                ----------   ----------   ----------
                                                                           (IN THOUSANDS)
      Securitization trust debt:
      Beginning balance .....................................   $  71,630    $      --    $      --
       Assumption in connection with MFN & TFC Merger .......     115,597      156,923           --
         Issuances ..........................................     154,375           --           --
        Payments ............................................     (96,484)     (85,293)          --
                                                                ----------   ----------   ----------
      Ending balance ........................................   $ 245,118    $  71,630    $      --
                                                                ==========   ==========   ==========

      Senior secured debt:
      Beginning balance .....................................   $  50,072    $  26,000    $  38,000
         Issuances ..........................................      25,000       46,242           --
         Payments ...........................................     (25,107)     (22,170)     (12,000)
                                                                ----------   ----------   ----------
      Ending balance ........................................   $  49,965    $  50,072    $  26,000
                                                                ==========   ==========   ==========

      Subordinated debt:
      Beginning balance .....................................   $  36,000    $  36,989    $  37,699
         Assumption in connection with MFN & TFC Merger .....          --       22,500           --
         Payments ...........................................      (1,000)     (23,489)        (710)
                                                                ----------   ----------   ----------
      Ending balance ........................................   $  35,000    $  36,000    $  36,989
                                                                ==========   ==========   ==========

      Related party debt:
      Beginning balance .....................................   $  17,500    $  17,500    $  21,500
          Issuances .........................................          --           --           --
          Payments ..........................................          --           --       (4,000)
                                                                ----------   ----------   ----------
      Ending balance ........................................   $  17,500    $  17,500    $  17,500
                                                                ==========   ==========   ==========

      Increase (decrease) of Common Stock and equivalents ...   $      23    $   2,074    $    (757)
                                                                ==========   ==========   ==========

The assumption of debt related to the TFC Merger is included in the 2003 activity in the table above. The assumption of debt related to the MFN Merger is included in the 2002 activity in the table above.


During the first quarter of 2001, the Company purchased a total of $8,000,000 of outstanding indebtedness held by Levine Leichtman Capital Partners II, L.P. ("LLCP") and Stanwich Financial Services Corp. ("SFSC"). The Company purchased and retired $4,000,000 of subordinated debt held by SFSC in exchange for payment of $3,920,000, and purchased and retired $4,000,000 of senior secured debt held by LLCP in exchange for payment of $4,200,000. The LLCP debt by its terms called for a prepayment penalty of 3% (or $120,000); the additional 2% (or $80,000) paid in connection with its February 2001 prepayment was absorbed by SFSC.


In March 2002, the Company and LLCP entered into an additional series of agreements under which LLCP provided additional funding to enable the Company to acquire MFN Financial Corporation. Under the March 2002 agreements, the Company borrowed $35 million from LLCP as a Bridge Note (Bridge Note) and approximately $8.5 million ("Term C") on a deemed principal amount of approximately $11.2 million. The Bridge Note requires principal payments of $2.0 million a month, which began in June 2002, with a final balloon payment in the amount of $17.0 million, which was made pursuant to the terms of the Bridge Note in February 2003. The Term C Note repayment schedule is based on the performance of a certain securitized pool. As the subordinated Note of the pool is repaid from the Trust, principal payments are due on the Term C Note. The maturity date of the Term C Note is March 2008. Interest is due monthly on the Bridge Note at a rate of 13.5% per annum and on the Term C Note at a rate of 12.0% per annum. In connection with the March 2002 agreements and the acquisition of MFN, the Company paid LLCP a structuring fee of $1.75 million and an investment banking fee of $1.0 million, and paid LLCP's out-of-pocket expenses of approximately

$315,000. In addition, the Company paid LLCP certain other fees and interest amounting to $426,181. Approximately $1.4 million of the fees and other amounts paid to LLCP were deferred as financing costs and are being amortized over the life of the related debt. The remaining fees and other costs were included in the purchase price of MFN. At December 31, 2003, there was $5.1 million principal outstanding on the Term C.


At the time of the MFN Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears. At the time of the TFC Merger, TFC had outstanding $6.3 million in principal amount of subordinated debt, which the Company assumed as part of the TFC Merger. Such debt bears interest at the rate of 13.25% per annum payable monthly in arrears, requires monthly amortization and is due in June 2005.


On February 3, 2003, the Company borrowed $25.0 million from LLCP, net of fees and expenses of $1.05 million. The indebtedness, represented by the "Term D Note," was originally due in April 2003, with Company options to extend the maturity to May 2003 and January 2004, upon payment of successive extension fees of $125,000. The Company has paid the fees to extend the maturity to January 2004. Interest on the Term D Note is payable monthly at rates that averaged 4.79% per annum through June 30, 2003, and 12.0% per annum thereafter. In a separate transaction, the Bridge Note issued to LLCP in connection with the acquisition of MFN, in an original principal amount of $35.0 million, was due on February 28, 2003. The outstanding principal balance of $17.0 million was paid in February 2003. In addition, the maturity of the Term B Note was extended in October 2003 from November 2003 to January 2004. As of December 31, 2003, the outstanding principal balances of the Term B Note and the Term C Note were $19.8 million and $5.3 million, respectively. The Company repaid in full the Term C Note on January 29, 2004 and repaid $10.0 million of the Term D Note on January 15, 2004. In addition, on January 29, 2004 the maturities of the Term B Note and the Term D Note were extended to December 15, 2005 and the coupons on both notes were decreased to 11.75% per annum. The Company paid LLCP fees equal to $921,000 for these amendments, which will be amortized over the remaining life of the notes.


LLCP holds approximately 22.1% of the Company's outstanding common shares. SFSC is an affiliate of Charles E. Bradley, Sr., the Company's former Chairman and Father of the Company's current Chairman and Chief Executive Officer, and SFSC and Mr. Bradley, Sr. together hold in excess of 5.0% of the Company's outstanding common shares.


The Company must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. The Company was in compliance with all of its debt covenants with respect to non-securitization related debt as of December 31, 2003. The Company was in violation of four covenants related to securitization debt as of December 31, 2003, including maximum leverage, minimum equity, maximum financial loss and interest coverage. As of December 31, 2003, the Company had received a waiver of such non-compliance from the controlling party. In March 2004, each of these financial covenants was amended with the controlling party such that all breaches have been cured.


In July 2000, the Board of Directors authorized the purchase of up to $5,000,000 of outstanding debt and equity securities of the Company, inclusive of the mandatory annual purchase or redemption of $1,000,000 of the Company's outstanding "RISRS" subordinated debt securities, due 2006. In October 2002, the Board of Directors authorized the purchase of an additional $5,000,000 of outstanding debt or equity securities. As of December 31, 2003, the Company had purchased $4.0 million in principal amount of the RISRS, and $3.9 million of its common stock, representing 2,141,037 shares.

FORWARD-LOOKING STATEMENTS


This report on Form 10-K includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 18.1% to 22.1% cumulatively over the lives of the related Contracts, that charge-offs as a percentage of original balances will approximate 15.9% to 23.1% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.2% to 5.3% of original principal balances. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.


Additional risk factors, any of which could have a material effect on the Company's performance, are set forth below:


DEPENDENCE ON WAREHOUSE FINANCING. The Company's primary source of day-to-day liquidity is continuous securitization of Contracts, under which it sells or pledges Contracts, as often as once a week, to one special-purpose affiliated entity in the case of CPS, or a different special-purpose affiliated entity in the case of TFC. Such transactions function as a "warehouse," in which Contracts are held. The Company expects to continue to effect similar transactions (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to maintain its existing structure or is unable to arrange new warehouse facilities, the Company may have to curtail Contract purchasing activities, which could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company is currently in breach of a covenant under one of its warehouse facilities to maintain $75 million in additional minimum warehouse borrowing capacity. The Company has until June 20, 2004 to cure such breach prior to it becoming an event of default under one warehouse facility and four term securitizations. While the Company is currently in discussions with several parties about a replacement facility and believes that it will be successful in replacing the facility within the required time frame, there can be no assurances that it will do so. If the Company is unsuccessful in these efforts, the Note Insurer will have the right to declare an event of default. Remedies available to the Note Insurer in such event include, among other things, transferring the servicing rights to the portfolio that it insures to another servicer and trapping excess cash releases to the Company from its warehouse facility and four term securitizations that it insures. To the extent that the Note Insurer were to pursue either of these remedies, it would have a material adverse effect on the liquidity and operations of the Company.

DEPENDENCE ON SECURITIZATION PROGRAM. The Company is dependent upon its ability to continue to finance pools of Contracts in term securitizations in order to generate cash proceeds for new purchases. Adverse changes in the market for securitized Contract pools, or a substantial lengthening of the warehousing period, would burden the Company's financing capabilities, could require the Company to curtail its purchase of Contracts, and could have a material adverse effect on the Company. In addition, as a means of reducing the percentage of cash collateral that the Company would otherwise be required to deposit and maintain in Spread Accounts and overcollateralization, all of the Company's securitizations since June 1994 have utilized credit enhancement in the form of financial guaranty insurance policies issued by monoline financial guaranty insurers. The Company believes that financial guaranty insurance policies reduce the costs of securitizations relative to alternative forms of credit enhancements available to the Company. No insurer is required to insure Company-sponsored securitizations and there can be no assurance that any will continue to do so. Similarly, there can be no assurance that any securitization transaction will be available on terms acceptable to the Company, or at all. The timing of any securitization transaction is affected by a number of factors beyond the Company's control, any of which could cause substantial delays, including, without limitation, market conditions and the approval by all parties of the terms of the securitization.


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


DEPENDENCE ON PERFORMANCE OF SECURITIZED CONTRACTS. Under the financial structures the Company has used to date in its term securitizations, certain excess cash flows generated by the Contracts sold in the term securitizations are used to increase overcollateralization or retained in a Spread Account within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of each Spread Account vary among transactions, the Company's Securitization Agreements generally provide that the Company will receive excess cash flows only if the amount of Credit Enhancement has reached specified levels and/or the delinquency, defaults or net losses related to the Contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the Contracts exceed such levels, the terms of the securitization: (i) may require increased Credit Enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to the Company of excess cash flows associated with other pools; or
(iii) in certain circumstances, may permit the insurers to require the transfer of servicing on some or all of the Contracts to another servicer. Any of these conditions could materially adversely affect the Company's liquidity and financial condition.


CREDITWORTHINESS OF CONSUMERS. The Company specializes in the purchase, sale and servicing of Contracts to finance automobile purchases by Sub-Prime Customers, which entail a higher risk of non-performance, higher delinquencies and higher losses than Contracts with more creditworthy customers. While the Company believes that the underwriting criteria and collection methods it employs enable it to control the higher risks inherent in Contracts with Sub-Prime Customers, no assurance can be given that such criteria and methods will afford adequate protection against such risks. The Company has experienced fluctuations in the delinquency and charge-off performance of its Contracts. In the event that portfolios of Contracts securitized and serviced by the Company experience greater defaults, higher delinquencies or higher net losses than anticipated, the Company's income could be negatively affected. A larger number of defaults than anticipated could also result in adverse changes in the structure of the Company's future securitization transactions, such as a requirement of increased cash collateral or other Credit Enhancement in such transactions.


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


PREPAYMENTS AND CREDIT LOSSES. Gains from the sale of Contracts in the Company's past securitization transactions structured as sales for financial accounting purposes have constituted a significant portion of the revenue of the Company. A portion of the gains is based in part on management's estimates of future prepayments and credit losses and other considerations in light of then-current conditions. If actual prepayments with respect to Contracts occur more quickly than was projected at the time such Contracts were sold, as can occur when interest rates decline, or if credit losses are greater than projected at the time such Contracts were sold, a charge to income may be required and would be taken in the period of adjustment. If actual prepayments occur more slowly or if net losses are lower than estimated with respect to Contracts sold, total revenue would exceed previously estimated amounts. Provisions for credit losses are recorded in connection with the origination and throughout the life of Contracts that are held on the Company's Consolidated Balance Sheet. Such provisions are based on management's estimates of future credit losses in light of then-current conditions. If actual credit losses in a given period exceed the allowance for credit losses, a bad debt expense during the period would be required.


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


LITIGATION. Because of the consumer-oriented nature of the industry in which the Company operates and the application of certain laws and regulations, industry participants are regularly named as defendants in class-action litigation involving alleged violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. Although the Company is not involved in any such material consumer protection litigation, a significant judgment against the Company or within the industry in connection with any such litigation, or an adverse outcome in the litigation identified under the caption "Legal Proceedings" in this report could have a material adverse effect on the Company's financial condition and results of operations.


DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the year ended December 31, 2003, no Dealer accounted for more than 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition and results of operations.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK


The Company is subject to interest rate risk during the period between when Contracts are purchased from Dealers and when such Contracts become part of a term securitization. Specifically, the interest rates on the warehouse facilities are adjustable while the interest rates on the Contracts are fixed. Historically, the Company's term securitization facilities have had fixed rates of interest. To mitigate some of this risk, the Company has in the past, and intends to continue to, structure certain of its securitization transactions to include pre-funding structures, whereby the amount of Notes issued exceeds the amount of Contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the Notes outstanding, the amount as to which there can be no assurance.


The Company is subject to market risks due to fluctuations in interest rates primarily through its outstanding indebtedness and to a lesser extent its outstanding interest earning assets, and commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of such financial instruments:

                                                      DECEMBER 31,
                                      ------------------------------------------
                                              2003                  2002
                                      --------------------  --------------------
                                      CARRYING     FAIR     CARRYING     FAIR
        FINANCIAL INSTRUMENT            VALUE      VALUE      VALUE      VALUE
        --------------------          ---------  ---------  ---------  ---------
                                                    (IN THOUSANDS)
        Finance receivables, net ...  $266,189   $266,189   $ 84,592   $ 84,592
        Notes payable ..............     3,330      3,330        673        673
        Securitization trust debt ..   245,118    245,118     71,630     71,630
        Senior secured debt ........    49,965     49,965     50,072     50,072
        Subordinated debt ..........    35,000     35,506     36,000     32,800
        Related party debt .........    17,500     17,763     17,500     15,400

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


ITEM 9A. CONTROLS AND PROCEDURES


QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS


The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. As of the end of the period covered by this report, The Company evaluated the effectiveness of the design and operation of such disclosure controls and procedures. Based upon that evaluation, the principal executive officer (Charles E. Bradley, Jr.) and the principal financial officer (Robert E. Riedl) concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, material information relating to the Company that is required to be included in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS


Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 2004 (the "2004 Proxy Statement"). The 2004 Proxy Statement will be filed not later than April 29, 2004. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION


Incorporated by reference to the 2004 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Incorporated by reference to the 2004 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Incorporated by reference to the 2004 Proxy Statement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Incorporated by reference to the 2004 Proxy Statement.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K


(a) The financial statements listed above under the caption "Index to Financial Statements" are filed as a part of this report. No financial statement schedules are filed as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the related notes. Separate financial statements of the Company have been omitted as the Company is primarily an operating company and its subsidiaries are wholly-owned and do not have minority equity interests and/or indebtedness to any person other than the Company in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end Consolidated Balance Sheet.


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

    4.1 Indenture re Rising Interest Subordinated Redeemable Securities ("RISRS") (Form 8-K filed December 26, 1995)

    4.2       First Supplemental Indenture re RISRS (Form 8-K filed December 26,
              1995)

    4.3 Form of Indenture re 10.50% Participating Equity Notes ("PENs") (Form S-3, no. 333-21289)

    4.4       Form of First Supplemental Indenture re PENs (Form S-3, no.
              333-21289)

    4.5 Third Amended and Restated Securities Purchase Agreement, dated as of January 29, 2004, by and between Levine Leichtman Capital Partners II, L.P. and the Registrant. (Schedule 13D/A filed on February 3, 2004).

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

    10.1 1991 Stock Option Plan & forms of Option Agreements thereunder (Form 10-KSB dated March 31, 1994)

    10.2 1997 Long-Term Incentive Stock Plan (filed as Appendix A to the Company's definitive proxy statement filed May 13, 2003.)

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

                                CONSUMER PORTFOLIO SERVICES, INC. (REGISTRANT)

March 22, 2004                  By:    /s/ Charles E. Bradley, Jr.
                                    --------------------------------------------
                                       Charles E. Bradley, Jr.,
                                       PRESIDENT




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 22, 2004                      /s/ Charles E. Bradley, Jr.
                                    -------------------------------------------
                                    Charles E. Bradley, Jr., DIRECTOR,
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL EXECUTIVE OFFICER)

March 22, 2004                      /s/ Thomas L. Chrystie
                                    -------------------------------------------
                                    Thomas L. Chrystie, DIRECTOR

March 22, 2004                      /s/ E. Bruce Fredrikson
                                    -------------------------------------------
                                    E. Bruce Fredrikson, DIRECTOR

March 22, 2004                      /s/ John E. McConnaughy, Jr.
                                    -------------------------------------------
                                    John E. McConnaughy, Jr., DIRECTOR

March 22, 2004                      /s/ John G. Poole
                                    -------------------------------------------
                                    John G. Poole, DIRECTOR

March 22, 2004                      /s/ William B. Roberts
                                    -------------------------------------------
                                    William B. Roberts, DIRECTOR

March 22, 2004                      /s/ John C. Warner
                                    --------------------------------------------
                                    John C. Warner, DIRECTOR

March 22, 2004                      /s/ Daniel S. Wood
                                    -------------------------------------------
                                    Daniel S. Wood, DIRECTOR

March 22, 2004                      /s/ Robert E. Riedl
                                    -------------------------------------------
                                    Robert E. Riedl, CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL OFFICER)

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 22, 2004                      By:   /s/ Charles E. Bradley, Jr.
                                          -------------------------------------
                                          Charles E. Bradley, Jr.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION

I, Robert E. Riedl, certify that:


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


4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


         (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 22, 2004                    By:   /s/ Robert E. Riedl
                                        ----------------------------------------
                                        Robert E. Riedl, CHIEF FINANCIAL OFFICER

                                  CERTIFICATION

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Consumer Portfolio Services, Inc., that, to his knowledge, the Annual Report of Consumer Portfolio Services, Inc. on Form 10-K for the period ended December 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Consumer Portfolio Services, Inc.



March 22, 2004                    By:   /s/ Charles E. Bradley, Jr.
                                        ----------------------------------------
                                        Charles E. Bradley, Jr.
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


March 22, 2004                    By:   /s/ Robert E. Riedl
                                        ----------------------------------------
                                        Robert E. Riedl, CHIEF FINANCIAL OFFICER

                          INDEX TO FINANCIAL STATEMENTS
                                                                          PAGE
                                                                       REFERENCE
                                                                       ---------
Independent Auditors' Report...........................................   F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002...........   F-3
Consolidated Statements of Operations for the years ended
    December 31, 2003, 2002, and 2001..................................   F-4
Consolidated Statements of Comprehensive Income (Loss)
    for the years ended December 31, 2003, 2002, and 2001..............   F-5
Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 2003, 2002, and 2001..................................   F-6
Consolidated Statements of Cash Flows for the years ended December
    31, 2003, 2002, and 2001...........................................   F-7
Notes to Consolidated Financial Statements for the years ended
    December 31, 2003, 2002, and 2001..................................   F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Consumer Portfolio Services, Inc.:


We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.





/s/ KPMG LLP


Orange County, California
March 15, 2004

                    CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,  DECEMBER 31,
                                                                     2003          2002
                                                                   ----------   ----------
ASSETS
Cash ...........................................................   $  33,209    $  32,947
Restricted cash ................................................      67,277       18,912

Finance receivables ............................................     302,078      110,420
Less: Allowance for finance credit losses ......................     (35,889)     (25,828)
                                                                   ----------   ----------
Finance receivables, net .......................................     266,189       84,592

Servicing fees receivable ......................................       3,942        3,407
Residual interest in securitizations ...........................     111,702      127,170
Furniture and equipment, net ...................................         826        1,612
Deferred financing costs .......................................       1,529        1,671
Deferred interest expense ......................................          --        2,695
Other assets ...................................................       7,796       12,442
                                                                   ----------   ----------
                                                                   $ 492,470    $ 285,448
                                                                   ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable & accrued expenses ............................   $  22,920    $  18,132
Warehouse lines of credit ......................................      33,709           --
Tax liabilities, net ...........................................       2,768        8,800
Capital lease obligation .......................................          --           67
Notes payable ..................................................       3,330          673
Securitization trust debt ......................................     245,118       71,630
Senior secured debt ............................................      49,965       50,072
Subordinated debt ..............................................      35,000       36,000
Related party debt .............................................      17,500       17,500
                                                                   ----------   ----------
                                                                     410,310      202,874
                                                                   ----------   ----------
Shareholders' Equity
Preferred stock, $1 par value; authorized
   5,000,000 shares; none issued ...............................          --           --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares; 3,415,000 shares
   issued; none outstanding ....................................          --           --
Common stock, no par value; authorized 30,000,000 shares;
   20,588,924 and 20,528,270 shares issued and outstanding
   at December 31, 2003 and December 31, 2002, respectively ....      64,397       63,929
Retained earnings ..............................................      20,992       20,597
Comprehensive loss - minimum pension benefit obligation, net ...      (2,426)      (1,594)
Deferred compensation ..........................................        (803)        (358)
                                                                   ----------   ----------
                                                                      82,160       82,574
                                                                   ----------   ----------
                                                                   $ 492,470    $ 285,448
                                                                   ==========   ==========

               See accompanying Notes to Consolidated Financial Statements.

                    CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                            2003         2002         2001
                                                         ----------   ----------   ----------
Revenues:
Gain on sale of contracts, net .......................   $   6,369    $  16,444    $  32,765
Interest income ......................................      58,164       48,644       17,205
Servicing fees .......................................      17,058       14,621       10,666
Other income .........................................      19,343       13,605        1,940
                                                         ----------   ----------   ----------
                                                           100,934       93,314       62,576
                                                         ----------   ----------   ----------
Expenses:
Employee costs .......................................      37,141       37,778       23,994
General and administrative ...........................      21,271       20,131       12,645
Interest .............................................      23,861       23,925       14,335
Provision for credit losses ..........................      11,390           --           --
Marketing ............................................       5,380        6,253        7,096
Occupancy ............................................       3,930        4,027        3,167
Depreciation and amortization ........................       1,000        1,138        1,019
                                                         ----------   ----------   ----------
                                                           103,973       93,252       62,256
                                                         ----------   ----------   ----------
Income (loss) before income taxes (benefit) ..........      (3,039)          62          320
Income tax expense (benefit) .........................      (3,434)      (2,934)          --
                                                         ----------   ----------   ----------
Income before extraordinary item .....................         395        2,996          320
Extraordinary item, unallocated negative goodwill ....          --       17,412           --
                                                         ----------   ----------   ----------
Net income ...........................................   $     395    $  20,408    $     320
                                                         ==========   ==========   ==========
Earnings per share before extraordinary item:
  Basic ..............................................   $    0.02    $    0.15    $    0.02
  Diluted ............................................        0.02         0.14         0.02
Earnings per share, extraordinary item:
  Basic ..............................................   $      --    $    0.87    $      --
  Diluted ............................................          --         0.83           --
Earnings per share after extraordinary item:
  Basic ..............................................   $    0.02    $    1.03    $    0.02
  Diluted ............................................        0.02         0.97         0.02
Number of shares used in computing earnings per share:
  Basic ..............................................      20,263       19,902       19,480
  Diluted ............................................      21,578       20,987       21,018

               See accompanying Notes to Consolidated Financial Statements.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 2003        2002        2001
                                               ---------   ---------   ---------
Net income .................................   $    395    $ 20,408    $    320
Other comprehensive loss:
Minimum pension liability, net of tax ......       (832)     (1,594)         --
                                               ---------   ---------   ---------
Comprehensive income (loss) ................   $   (437)   $ 18,814    $    320
                                               =========   =========   =========

          See accompanying Notes to Consolidated Financial Statements.

                              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                (IN THOUSANDS)

                                             PREFERRED STOCK    SERIES A PREFERRED STOCK      COMMON STOCK
                                          ---------------------   ---------------------   ---------------------
                                           SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                          ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2000 ..........         --    $     --          --    $     --      19,646    $ 62,987
Common stock issued upon exercise
   of options, including tax benefit ..         --          --          --          --         498         312
Purchase of common stock ..............         --          --          --          --        (863)     (1,348)
Increase in deferred compensation
   on stock options ...................         --          --          --          --          --         (77)
Amortization of stock compensation ....         --          --          --          --          --          --
Net income ............................         --          --          --          --          --          --
                                          ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2001 ..........         --          --          --          --      19,281      61,874
Common stock issued upon exercise
   of options, including tax benefit ..         --          --          --          --       1,255         893
Purchase of common stock ..............         --          --          --          --          (8)        (15)
Pension benefit obligation ............         --          --          --          --          --          --
Increase in deferred compensation
   on stock options ...................         --          --          --          --          --       1,177
Amortization of stock compensation ....         --          --          --          --          --          --
Net income ............................         --          --          --          --          --          --
                                          ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2002 ..........         --          --          --          --      20,528      63,929
Common stock issued upon exercise
   of options, including tax benefit ..         --          --          --          --         609         974
Purchase of common stock ..............         --          --          --          --        (548)     (1,195)
Pension benefit obligation ............         --          --          --          --          --          --
Repurchase of warrants issued .........         --          --          --          --          --        (896)
Increase in deferred compensation
   on stock options ...................         --          --          --          --          --       1,585
Amortization of stock compensation ....         --          --          --          --          --          --
Net income ............................         --          --          --          --          --          --
                                          ---------   ---------   ---------   ---------   ---------   ---------
Balance at December 31, 2003 ..........         --    $     --          --    $     --      20,589    $ 64,397
                                          =========   =========   =========   =========   =========   =========


                                           PENSION                RETAINED
                                           BENEFIT     DEFERRED   EARNINGS
                                          OBLIGATION COMPENSATION (DEFICIT)     TOTAL
                                          ---------   ---------   ---------   ---------
Balance at December 31, 2000 ..........   $     --    $   (734)   $   (131)   $ 62,122
Common stock issued upon exercise
   of options, including tax benefit ..         --          --          --         312
Purchase of common stock ..............         --          --          --      (1,348)
Increase in deferred compensation
   on stock options ...................         --          77          --          --
Amortization of stock compensation ....         --         280          --         280
Net income ............................         --          --         320         320
                                          ---------   ---------   ---------   ---------
Balance at December 31, 2001 ..........         --        (377)        189      61,686
Common stock issued upon exercise
   of options, including tax benefit ..         --          --          --         893
Purchase of common stock ..............         --          --          --         (15)
Pension benefit obligation ............     (1,594)         --          --      (1,594)
Increase in deferred compensation
   on stock options ...................         --      (1,177)         --          --
Amortization of stock compensation ....         --       1,196          --       1,196
Net income ............................         --          --      20,408      20,408
                                          ---------   ---------   ---------   ---------
Balance at December 31, 2002 ..........     (1,594)       (358)     20,597      82,574
Common stock issued upon exercise
   of options, including tax benefit ..         --          --          --         974
Purchase of common stock ..............         --          --          --      (1,195)
Pension benefit obligation ............       (832)         --          --        (832)
Repurchase of warrants issued .........         --          --          --        (896)
Increase in deferred compensation
   on stock options ...................         --      (1,585)         --          --
Amortization of stock compensation ....         --       1,140          --       1,140
Net income ............................         --          --         395         395
                                          ---------   ---------   ---------   ---------
Balance at December 31, 2003 ..........   $ (2,426)   $   (803)   $ 20,992    $ 82,160
                                          =========   =========   =========   =========

                         See accompanying Notes to Consolidated Financial Statements.

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                                                            YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                        2003         2002         2001
                                                                     ----------   ----------   ----------
Cash flows from operating activities:
   Net income ....................................................   $     395    $  20,408    $     320
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary gain, excess of assets acquired
          over purchase price ....................................          --      (17,412)          --
     Depreciation and amortization ...............................       1,000        1,138        1,019
     Amortization of deferred financing costs ....................       2,695        4,547          890
     Provision for (recovery of) credit losses ...................      11,916        2,639       (5,695)
     NIR gains recognized ........................................      (4,381)     (16,873)      (9,211)
     Write off of related party receivables ......................          --          669           --
     Loss on sale of furniture and equipment .....................          --            5           --
     Deferred compensation .......................................       1,140        1,196          280
     Releases of cash from Trusts to Company .....................      25,934       60,393       43,652
     Initial deposits to Trusts ..................................     (18,736)     (16,749)      (2,477)
     Net deposits to Trusts to increase Credit Enhancement .......     (20,867)     (24,236)     (24,581)
    (Increase) decrease in receivables from Trusts and
       investment in subordinated certificates ...................      33,518        8,884      (14,287)
     Changes in assets and liabilities:
       Restricted cash ...........................................     (30,641)      17,940       (6,090)
       Purchases of Contracts held for sale ......................    (182,045)    (463,253)    (672,281)
       Amortization and liquidation of Contracts held for sale ...     283,423      566,124      693,258
       Other assets ..............................................       6,936        5,016        5,164
       Accounts payable and accrued expenses .....................      (3,363)     (16,113)      (3,995)
       Tax asset/liability .......................................      (7,162)      12,570         (240)
                                                                     ----------   ----------   ----------
          Net cash provided by operating activities ..............      99,762      146,893        5,726
                                                                     ----------   ----------   ----------
Cash flows from investing activities:
   Net related party receivables .................................          --           --          230
   Purchase of Contracts held for investment .....................    (175,275)          --           --
   Amortization of Contracts held for investment .................       5,741           --           --
   Purchase of furniture and equipment ...........................         (93)        (285)        (766)
   Purchase of subsidiary, net of cash acquired ..................     (10,181)     (29,467)          --
                                                                     ----------   ----------   ----------
          Net cash used in investing activities ..................    (179,808)     (29,752)        (536)
                                                                     ----------   ----------   ----------
Cash flows from financing activities:
   Proceeds from issuance of  senior secured debt ................      25,000       46,242           --
   Proceeds from issuance of securitization trust debt ...........     154,375           --           --
   Net proceeds from warehouse lines of credit ...................      31,332           --       (2,003)
   Repayment of securitization trust debt ........................     (96,484)     (85,293)          --
   Repayment of senior secured debt ..............................     (25,107)     (22,170)     (12,000)
   Repayment of subordinated debt ................................      (1,000)     (23,489)        (710)
   Repayment of capital lease obligations ........................         (84)        (409)        (522)
   Repayment of notes payable ....................................      (3,664)        (917)        (824)
   Repayment of related party debt ...............................          --           --       (4,000)
   Payment of financing costs ....................................      (2,553)      (1,037)        (576)
   Purchase of common stock ......................................      (1,195)         (15)      (1,348)
   Repurchase of warrants issued .................................        (896)          --           --
   Exercise of options and warrants ..............................         584          324          312
                                                                     ----------   ----------   ----------
          Net cash provided by (used in) financing activities ....      80,308      (86,764)     (21,671)
                                                                     ----------   ----------   ----------
Increase (decrease) in cash ......................................         262       30,377      (16,481)
Cash at beginning of period ......................................      32,947        2,570       19,051
                                                                     ----------   ----------   ----------
Cash at end of period ............................................   $  33,209    $  32,947    $   2,570
                                                                     ==========   ==========   ==========

                    See accompanying Notes to Consolidated Financial Statements.

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                          --------------------------------
                                                                             2003       2002        2001
                                                                          ---------  ---------   ---------
Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for:
        Interest ......................................................   $ 18,677   $ 19,255    $ 10,780
        Income taxes ..................................................      3,728    (15,565)         22
Supplemental disclosure of non-cash investing and financing activities:
      Stock compensation ..............................................      1,140      1,196         280
      Pension benefit obligation, net .................................        832      1,594          --
      Deferred income taxes ...........................................        944      1,632          --
      Purchase of common stock with notes .............................         --        479          --

                    See accompanying Notes to Consolidated Financial Statements.

                       CONSUMER PORTFOLIO SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS


Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. The Company specializes in Contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.


ACQUISITIONS


On March 8, 2002, the Company acquired MFN Financial Corporation and its subsidiaries in a merger (the "MFN Merger"). On May 20, 2003, the Company acquired TFC Enterprises, Inc. and its subsidiaries in a second merger (the "TFC Merger"). Each merger was accounted for as a purchase. MFN Financial Corporation and its subsidiaries ("MFN") and TFC Enterprises, Inc. and its subsidiaries ("TFC") were engaged in businesses similar to that of the Company: buying Contracts from Dealers, repackaging those Contracts in securitization transactions, and servicing those Contracts. MFN ceased acquiring Contracts in March 2002; TFC continues to acquire Contracts under its "TFC Programs."


RECENT DEVELOPMENTS


In July 2003, the Company agreed with the other parties to its continuous or "warehouse" securitization facilities to amend the terms of such facilities. The effect of the amendments was to cause use of those facilities to be treated for financial accounting purposes as borrowings secured by pledged Contracts, rather than as sales of such Contracts.


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


PRINCIPLES OF CONSOLIDATION


The Consolidated Financial Statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries, certain of which are Special Purpose Subsidiaries ("SPS"), formed to accommodate the structures under which the Company purchases and securitizes its Contracts. The Consolidated Financial Statements also include the accounts of CPS Leasing, Inc., an 80% owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


CASH AND CASH EQUIVALENTS


For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts.


FINANCE RECEIVABLES, NET OF UNEARNED INCOME


Finance receivables are presented at cost. Finance receivable Contracts include automobile installment sales contracts on which interest is pre-computed and added to the amount financed. The interest on such Contracts is included in unearned finance charges. Unearned finance charges are amortized using the interest method over the remaining period to contractual maturity. Generally, payments received on finance receivables are restricted to certain securitized pools, and the related Contracts cannot be resold. Finance receivables are charged off pursuant to the controlling documents of certain securitized pools, generally before they become contractually delinquent five payments. Contracts that are deemed uncollectible prior to the maximum charge off period are charged off immediately. Management may authorize a temporary extension of payment terms if collection appears likely during the next calendar month.


The method selected to measure impairment is made on a loan-by-loan basis, unless repossession of the collateral has occurred, in which case the net realizable value is used.


ALLOWANCE FOR FINANCE CREDIT LOSSES


In order to estimate an appropriate allowance for losses to be incurred on finance receivables, the Company uses a loss allowance methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for known and inherent losses in its portfolio of finance receivable Contracts. Provision for loss is charged to the Company's Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, the Company's level of provisioning and/or allowance may change as well.


CONTRACT ACQUISITION FEES


Upon purchase of a Contract from a Dealer, the Company generally charges or advances the Dealer an acquisition fee. For Contracts securitized in pools which were structured as sales for financial accounting purposes, the acquisition fees associated with Contract purchases were deferred until the Contracts were securitized, at which time the deferred acquisition fees were recognized as a component of the gain on sale. For Contracts securitized in pools which are structured as secured financings for financial accounting purposes, the acquisition fees associated with Contract purchases are deferred and revenue is recognized over the life of the Contracts using a method that approximates a level yield. The Company also charged the purchaser an origination fee for those Contracts that were sold on a flow basis. Those fees were recognized at the time the Contracts were sold and were also a component of the gain on sale.


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

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


incur liabilities in favor of the purchaser(s) of the Contracts and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s).


TREATMENT OF SECURITIZATIONS


Gain on sale may be recognized on the disposition of Contracts either outright or in securitization transactions. In those securitization transactions that were treated as sales for financial accounting purposes, the Company, or a wholly-owned, consolidated subsidiary of the Company, retains a residual interest in the Contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. The Company's securitization transactions include "term" securitizations (the purchaser holds the Contracts for substantially their entire term) and "continuous" or "warehouse" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).


As of December 31, 2002 the line item "residual interest in securitizations" on the Company's Consolidated Balance Sheet includes residual interests in both term and warehouse securitizations. As of December 31, 2003 the line item "residual interest in securitizations" on the Company's Consolidated Balance Sheet represents the residual interests in certain term securitizations but no residual interest in warehouse securitizations, because the Company's warehouse securitizations were restructured in July 2003 as secured financings. Subsequent term securitizations in September and December 2003 were also structured as secured financings. The warehouse securitizations are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt." The "residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.


The Company's securitization structure has generally been as follows:


The Company sells Contracts it acquires to a wholly-owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities (the "Notes"); generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (a "Note Insurer"). In addition, the Company provides "Credit Enhancement" for the benefit of the
Note Insurer and the investors in the form of an initial cash deposit to an account ("Spread Account") held by the Trust, in the form of overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts, in the form of subordinated Notes, or some combination of such Credit Enhancements. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the pools of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the
Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the various pools, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance of the Contracts has amortized to a specified percentage of the initial aggregate balance.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The prior securitizations that are treated as sales for financial accounting purposes differ from secured financings in that the Trust to which the SPS sells the Contracts meets the definition of a "qualified special purpose entity" under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of the Trust are not consolidated into the Company's Consolidated Balance Sheet.


The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes which it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 71.6% to 73% of the aggregate principal balance of the Contracts (that is, up to 28.4% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003 the warehouse securitizations related to the CPS programs were amended to cause the transactions to be treated as secured financings for financial accounting purposes. The Contracts held by the warehouse SPSs and the promissory notes that they issue are therefore included in the Company's Consolidated Financial Statements as of December 31, 2003 as assets and liabilities, respectively.


Upon each sale of Contracts in a securitization structured as a secured financing, whether a term securitization or a warehouse securitization, the Company retains on its Consolidated Balance Sheet the Contracts securitized as assets and records the Notes issued in the transaction as indebtedness of the Company.


Under the prior securitizations structured as sales for financial accounting purposes, the Company removed from its Consolidated Balance Sheet the Contracts sold and added to its Consolidated Balance Sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained or residual interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company. Until the maturity of these transactions, the Company's Consolidated Balance Sheet will reflect both securitization transactions structured as sales and others structured as secured financings.


With respect to securitizations structured as sales for financial accounting purposes, the Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective pre-tax discount rate of approximately 14% per annum.


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

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 18.1% to 22.1% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 15.9% to 23.1% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.2% to 5.3% of the original principal balance.


Following a securitization that is structured as a sale for financial accounting purposes, interest income is recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is 14% per annum. In addition, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate. If the actual performance of the Contracts were worse than the original estimate, then a downward adjustment to the carrying value of the Residuals and a related expense would be required. In a securitization that is structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.


In all the Company's term securitizations, whether treated as secured financings or as sales, the Company has transferred the receivables (through a subsidiary) to the securitization Trust. The difference between the two structures is that in securitizations that are treated as secured financings the Company reports the assets and liabilities of the securitization Trust on its Consolidated Balance Sheet. Under both structures the Noteholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Notes until the Noteholders are fully paid, and the Company is therefore at risk to that extent.


SERVICING


The Company considers the servicing fee received on its managed portfolio held by non-consolidated subsidiaries to approximate adequate compensation. As a result, no servicing asset or liability has been recognized. Servicing fees received on its managed portfolio held by non-consolidated subsidiaries are reported as income when earned. Servicing fees received on its managed portfolio held by consolidated subsidiaries are included in interest income when earned. Servicing costs are charged to expense as incurred. Servicing fees receivable represent fees earned but not yet remitted to the Company by the trustee.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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


OTHER INCOME


Other Income consists primarily of recoveries on previously charged off MFN contracts. These recoveries totaled $12.2 million and $10.5 million for the years ended December 31, 2003 and 2002, respectively. There were no such recoveries for the year ended December 31, 2001.


EARNINGS PER SHARE


The following table illustrates the computation of basic and diluted earnings per share:

                                                                       YEAR ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                      2003      2002      2001
                                                                    --------  --------  --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
       Numerator:
       Numerator for basic and diluted earnings
           per share before extraordinary item ..................   $   395   $ 2,996   $   320
                                                                    ========  ========  ========
       Denominator:
       Denominator for basic earnings per share
          before extraordinary item-- weighted average
          number of common shares outstanding during the
          year ..................................................    20,263    19,902    19,480
       Incremental common shares attributable to
         exercise of outstanding options and warrants ...........     1,315     1,085     1,538
                                                                    --------  --------  --------
       Denominator for diluted earnings
          before extraordinary item per share ...................    21,578    20,987    21,018
                                                                    ========  ========  ========
       Basic earnings per share before extraordinary item .......   $  0.02   $  0.15   $  0.02
                                                                    ========  ========  ========
       Diluted earnings per share before extraordinary item .....   $  0.02   $  0.14   $  0.02
                                                                    ========  ========  ========


Incremental shares of 1.1 million related to the conversion of subordinated debt have been excluded from the calculation for the years ended December 31, 2003, 2002 and 2001, because the impact of assumed conversion of such subordinated debt is anti-dilutive.


Incremental shares of 908,000, 595,000 and 1.5 million shares related to stock options have been excluded from the calculation for the years ended December 31, 2003, 2002, and 2001, respectively, because the impact of assumed exercise is anti-dilutive. In addition, incremental shares of 2.5 million related to warrants have been excluded from the calculation for the years ended December 31, 2002 and 2001, because the impact of assumed exercise is anti-dilutive.


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


The per share weighted-average fair value of stock options granted during the years ended December 31, 2003, 2002 and 2001, was $2.09, $1.39, and $1.79,
respectively, at the date of grant. That fair value was computed using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       2003     2002     2001
                                                      -------  -------  -------
        Expected life (years).......................    7.63     8.21     6.50
        Risk-free interest rate.....................    4.16%    4.19%    4.70%
        Volatility..................................  100.82%  107.56%  128.56%
        Expected dividend yield.....................      --       --       --

Compensation cost has been recognized for certain stock options in the Consolidated Financial Statements in accordance with APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 2003       2002        2001
                                               --------  ----------  ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
        Net income (loss)
          As reported ......................   $   395   $  20,408   $    320
          Pro forma ........................       175      20,109     (1,040)
        Earnings (loss) per share-- basic
          As reported ......................   $  0.02   $    1.03   $   0.02
          Pro forma ........................      0.01        1.01      (0.05)
        Earnings (loss) per share-- diluted
          As reported ......................   $  0.02   $    0.97   $   0.02
          Pro forma ........................      0.01        0.96      (0.05)

Pro forma net income (loss) and earnings (loss) per share reflect only options granted in the years ended December 31, 1996 to 2003. Therefore, the full effect of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above, because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to 1996 is not considered.


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


SFAS 148 will also amend the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ended after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company.


In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003, FIN 46R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used. Certain of the Company's subsidiaries are qualifying special purpose entities formed in connection with

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


off-balance sheet securitizations and are not subject to the requirements of FIN 46R. The Company's subsidiaries that are considered variable interest entities subject to the requirements of FIN 46R, Trusts related to the Company's on-balance sheet securitizations, are currently being consolidated and are included in the Company's consolidated financial statements. The adoption of FIN 46R is not expected to have a material effect on the Company.


On April 30, 2003, the FASB issued statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). The purpose of SFAS 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under SFAS No.133. These amendments clarify the definition of a derivative, expand the nature of exemptions from SFAS No.133, clarify the application of hedge accounting when using certain instruments, clarify the application of paragraph 13 of SFAS No.133 to embedded derivative instruments in which the underlying is an interest rate, and modify the cash flow presentation of derivative instruments that contain financing elements. SFAS 149 is effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial statements.


FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"), was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company adopted the provisions of SFAS 150 on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial statements.


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


(2) ACQUISITIONS


ACQUISITION OF MFN FINANCIAL CORPORATION


On March 8, 2002, CPS acquired 100% of MFN Financial Corporation, a Delaware corporation ("MFN") and its subsidiaries, by the merger (the "MFN Merger") of a direct wholly-owned subsidiary of CPS with and into MFN. MFN thus became a wholly-owned subsidiary of CPS, and CPS thus acquired the assets of MFN, which consisted principally of interests in automobile installment sales finance Contracts and the facilities for originating and servicing such Contracts. The MFN Merger was accounted for as a purchase.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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


                                                  DECEMBER 31,          DECEMBER 31,           MARCH 8,
                                                   2003 (2)   ACTIVITY     2002     ACTIVITY     2002
                                                   ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS)
Severance payments and consulting
contracts ......................................   $     --   $    571   $    571   $  2,644   $  3,215
Facilities closures (1) ........................      1,889        106      1,995        157      2,152
Termination of contracts, leases,
services and other obligations .................         --        323        323        274        597
Acquisition expenses accrued but
unpaid .........................................         --         51         51        199        250
                                                   ---------  ---------  ---------  ---------  ---------
Total liabilities assumed.......................   $  1,889   $  1,051   $  2,940   $  3,274   $  6,214
                                                   =========  =========  =========  =========  =========

____________

(1) For the period from March 8, 2002 to December 31, 2002 the activity resulting in a net charge of $157,000, includes charges against liability of $1.4 million, and the "reclassification" of an existing accrual for offices closed prior to the Merger Date of approximately $1.2 million.

(2) Approximately $1.9 million of remaining accrual is recorded in the Consolidated Balance Sheet of the Company at December 31, 2003. The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of MFN, and that amounts indicated above are reasonably allocated.


The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the years ended December 31, 2003 and 2002, include the balance sheet accounts of MFN Financial Corporation as of December 31, 2003 and 2002 and the results of operations subsequent to March 8, 2002, the merger date.


The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                                                                   MARCH 8, 2002
                                                                  --------------
                                                                  (IN THOUSANDS)
   Cash ........................................................  $      93,782
   Restricted cash .............................................         25,499
   Finance Contracts, net ......................................        186,554
   Residual interest in securitizations ........................         32,485
   Other assets ................................................         12,006
                                                                  --------------
           Total assets acquired ...............................        350,326
                                                                  --------------
   Securitization trust debt ...................................        156,923
   Subordinated debt ...........................................         22,500
   Accounts payable and other liabilities ......................         30,242
                                                                  --------------
           Total liabilities assumed ...........................        209,665
                                                                  --------------
           Net assets acquired .................................        140,661
           Less: purchase price ................................        123,249
                                                                  --------------
           Excess of net assets acquired over purchase price ...  $      17,412
                                                                  ==============

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


ACQUISITION OF TFC ENTERPRISES, INC.


On May 20, 2003, CPS acquired TFC Enterprises, Inc., a Delaware corporation ("TFC") and its subsidiaries, by the merger (the "TFC Merger") of a direct, wholly-owned subsidiary of CPS, with and into TFC. In the TFC Merger, TFC became a wholly-owned subsidiary of CPS. CPS thus acquired the assets of TFC and its subsidiaries, which consisted principally of interests in motor vehicle installment sales, finance Contracts, interests in securitized pools of such Contracts, and the facilities for originating and servicing such Contracts. The merger was accounted for as a purchase.


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

                                                DECEMBER 31,            MAY 20,
                                                  2003 (1)   ACTIVITY    2003
                                                 ---------  ---------  ---------
                                                         (IN THOUSANDS)
Severance payments and consulting contracts ...  $  2,326   $    357   $  2,683
Facilities closures ...........................     1,231        190      1,421
Other obligations .............................       234        206        440
                                                 ---------  ---------  ---------
     Total liabilities assumed ................  $  3,791   $    753   $  4,544
                                                 =========  =========  =========
____________

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


The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the year ended December 31, 2003, include the balance sheet accounts of TFC Enterprises, Inc. as of December 31, 2003 and the results of operations subsequent to May 20, 2003, the merger date. The Company has recorded certain purchase accounting adjustments on its Consolidated Balance Sheet, which are estimates based on available information.


The following table summarizes the recorded amounts of the assets acquired and liabilities assumed at the date of acquisition.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                                   MAY 20, 2003
                                                                  --------------
                                                                  (IN THOUSANDS)
Cash .........................................................    $      13,545
Restricted cash ..............................................           17,723
Finance Contracts, net .......................................          125,108
Other assets .................................................              502
                                                                  --------------
        Total assets acquired ................................          156,878
                                                                  --------------
Securitization trust debt ....................................          115,597
Notes Payable ................................................            6,321
Capital lease obligations ....................................               17
Accounts payable and other liabilities .......................           11,217
                                                                  --------------
        Total liabilities assumed ............................          133,152
                                                                  --------------
        Purchase price .......................................    $      23,726
                                                                  ==============


PRO FORMA RESULTS OF OPERATIONS


Selected unaudited pro forma combined results of operations for the years ended December, 2003 and 2002, assuming the MFN Merger and TFC Merger occurred on January 1, 2003 and 2002, are as follows:

PRO FORMA PRESENTATION (UNAUDITED)                                   YEAR ENDED
                                                                    DECEMBER 31,
                                                            --------------------------
                                                               2003           2002
                                                            ------------  ------------
                                                                   (IN THOUSANDS)
Total revenue ...........................................   $   107,598   $   130,212
Net income (loss) before Merger-related expenses and
   extraordinary item ...................................           824        (1,695)
Net income (loss) .......................................           824        (1,695)

Basic net income (loss) per share before Merger-related
   expenses and extraordinary item ......................   $      0.04   $     (0.09)
Extraordinary item (loss) ...............................            --            --
                                                            ------------  ------------
Basic net income per share ..............................   $      0.04   $     (0.09)
                                                            ============  ============

Diluted net income (loss) per share before Merger-related
   expenses and extraordinary item ......................   $      0.04   $     (0.08)
                                                            ------------  ------------
Extraordinary item ......................................            --            --
Diluted net income (loss) per share .....................   $      0.04   $     (0.08)
                                                            ============  ============

(3) RESTRICTED CASH


Restricted cash comprised the following components:

                                                                DECEMBER 31,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
                                                              (IN THOUSANDS)
      Securitization trust accounts ................      $60,550       $11,881
      Litigation reserve ...........................        5,503         5,503
      Note purchase facility reserve ... ...........        1,074           968
      Other ........................................          150           560
                                                          --------      --------
      Total restricted cash ........................      $67,277       $18,912
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

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest:

                                                                            DECEMBER 31,  DECEMBER 31,
                                                                                2003          2002
                                                                             ----------   ------------
                                                                                   (IN THOUSANDS)
         Finance Receivables
            Automobile
               Simple interest ...........................................   $ 178,679    $    31,372
               Pre-compute or "Rule of 78's", net of unearned interest ...     133,339         79,094
                                                                             ----------   ------------
               Finance Receivables, net of unearned interest .............     312,018        110,466
               Less: Unearned acquisition fees and discounts .............      (9,940)           (46)
                                                                             ----------   ------------
               Finance Receivables .......................................   $ 302,078    $   110,420
                                                                             ==========   ============

The following table presents the contractual maturities of Finance Receivables, net of unearned income, as of December 31, 2003:
                                                                               AMOUNT          %
                                                                             ----------   ------------
                                                                              (DOLLARS IN THOUSANDS)

         Due within one year .............................................   $  23,329           7.48%
         Due within two years ............................................      38,876          12.46%
         Due within three years ..........................................      38,990          12.49%
         Due within four years ...........................................      46,319          14.84%
         Due within five years ...........................................     128,880          41.31%
         Due after five years ............................................      35,624          11.42%
                                                                             ----------   ------------
             Total .......................................................   $ 312,018         100.00%
                                                                             ==========   ============

The following table presents a summary of the activity for the allowance for credit losses, for the years ended December 31, 2003 and 2002:

                                                                                     DECEMBER 31,
                                                                                -----------------------
                                                                                   2003         2002
                                                                                ----------   ----------
                                                                                    (IN THOUSANDS)
         Balance at beginning of year .......................................   $  25,828    $      --
         Addition to allowance for credit losses due to acquisition of TFC...      24,271           --
         Addition to allowance for credit losses due to acquisition of MFN...          --       59,261
         Provision for credit losses ........................................      11,667        2,639
         Net charge offs ....................................................     (25,950)     (35,732)
         Net amount transferred from allowance for repossessed assets .......          73         (340)
                                                                                ----------   ----------
         Balance at end of year .............................................   $  35,889    $  25,828
                                                                                ==========   ==========

(5) RESIDUAL INTEREST IN SECURITIZATIONS

The following table presents the components of the residual interest in securitizations:

                                                                                     DECEMBER 31,
                                                                                -----------------------
                                                                                   2003         2002
                                                                                ----------   ----------
                                                                                    (IN THOUSANDS)

         Cash, commercial paper, United States government securities
            and other qualifying investments (Spread Account) ...............   $  35,693    $  27,218
         Receivable from Trusts .............................................      20,959       33,214
         Overcollateralization ..............................................      38,548       59,366
         Investment in subordinated certificates ............................      16,502        7,372
                                                                                ----------   ----------
         Residual interest in securitizations ...............................   $ 111,702    $ 127,170
                                                                                ==========   ==========

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following table presents the estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:


                                                                 DECEMBER 31,
                                                      ---------------------------------
                                                        2003         2002        2001
                                                      ---------   ---------   ---------
                                                                (IN THOUSANDS)
        Undiscounted estimated credit losses ......   $ 47,935    $ 54,363    $ 16,210
        Managed portfolio held by non-consolidated
        subsidiaries ..............................    425,534     478,136     281,493
                                                      =========   =========   =========
        Undiscounted estimated credit losses as
        percentage of managed portfolio held by non
        consolidated subsidiaries .................       11.3%       11.4%        5.8%
                                                      =========   =========   =========

The key economic assumptions used in measuring all residual interest in securitizations as of December 31, 2003 and 2002 are included in the table below. The pre-tax discount rate remained constant at 14%.

                                                         2003           2002
                                                    -------------  -------------
               Prepayment speed (Cumulative)....... 18.1% - 22.1%  19.8% - 22.9%
               Credit losses (Cumulative).......... 11.8% - 18.0%  10.0% - 15.4%


Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.


Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                                    DECEMBER 31,
                                                                       2003
                                                                   -------------
                                                                   (DOLLARS IN
                                                                    THOUSANDS)

Carrying amount/fair value of residual interest
   in securitizations ............................................   $111,702
Weighted average life in years ...................................       3.74

Prepayment Speed Assumption (Cumulative) ......................... 18.1% - 22.1%
Estimated fair value assuming 10% adverse change .................   $110,938
Estimated fair value assuming 20% adverse change .................    110,116

Expected Credit Losses (Cumulative) .............................. 11.8% -18.0%
Estimated fair value assuming 10% adverse change .................   $100,907
Estimated fair value assuming 20% adverse change .................     90,312

Residual Cash Flows Discount Rate (Annual) .......................     14.0%
Estimated fair value assuming 10% adverse change .................   $109,594
Estimated fair value assuming 20% adverse change .................    107,477

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


The following table summarizes the cash flows received from (paid to) securitization Trusts:

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                             2003        2002       2001
                                                          ---------   ---------   ---------
                                                                   (IN THOUSANDS)
        Releases of cash from Spread Accounts .........   $ 25,934    $ 60,393    $ 43,652
        Servicing fees received .......................     17,039      13,761      10,208
        Net deposits to increase Credit Enhancement ...    (20,867)    (24,236)    (24,581)
        Initial funding of Credit Enhancement .........    (18,736)    (16,749)     (2,477)
        Purchase of delinquent or foreclosed assets ...    (45,747)    (34,365)    (37,620)
        Repurchase of trust assets ....................         --     (97,946)     (2,936)


The following table presents the historical loss and delinquency amounts for the serviced portfolio:

                                       TOTAL PRINCIPAL
                                          AMOUNT OF        PRINCIPAL AMOUNT OF
                                              OF             CONTRACTS 60 DAYS    NET CREDIT LOSSES
                                          CONTRACTS          OR MORE PAST DUE     FOR THE YEAR ENDED
                                     --------------------  --------------------  --------------------
                                                   AT DECEMBER 31,                   DECEMBER 31,
                                     ------------------------------------------  --------------------
                                        2003      2002       2003       2002       2003       2002
                                     ---------  ---------  ---------  ---------  ---------  ---------
                                                              (IN THOUSANDS)
Contracts held by non-consolidated
subsidiaries .....................   $425,534   $478,136   $ 13,969   $ 14,835   $ 40,096   $ 15,605
Contracts held by
consolidated subsidiaries ........    315,598    117,075     16,176      6,017      4,210     29,566
                                     ---------  ---------  ---------  ---------  ---------  ---------
Total managed portfolio ..........   $741,132   $595,211   $ 30,145   $ 20,852   $ 44,306   $ 45,171
                                     =========  =========  =========  =========  =========  =========


(6) FURNITURE AND EQUIPMENT


The following table presents the components of furniture and equipment:

                                                                DECEMBER 31,
                                                             -------------------
                                                              2003         2002
                                                             --------   --------
                                                               (IN THOUSANDS)
        Furniture and fixtures ...........................   $ 2,994    $ 2,994
        Computer equipment ...............................     4,034      3,980
        Leasing assets ...................................       673        729
        Leasehold improvements ...........................       637        637
        Other fixed assets ...............................        50         17
                                                             --------   --------
                                                               8,388      8,357
        Less: accumulated depreciation and amortization       (7,562)    (6,745)
                                                             --------   --------
                                                             $   826    $ 1,612
                                                             ========   ========


Depreciation expense totaled $878,000, $1.0 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.


 (7) SECURITIZATION TRUST DEBT


The Company's MFN and TFC subsidiaries have completed a number of securitization transactions that are treated as secured borrowings for financial accounting purposes, rather than as sales. In addition, CPS completed two such term securitization transactions in 2003. The debt issued in these transactions is shown on the Company's balance sheet as "Securitization Trust Debt," and the components of such debt are summarized in the following table:

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                OUTSTANDING  OUTSTANDING
                                               PRINCIPAL AT  PRINCIPAL AT
                                     INITIAL     DECEMBER     DECEMBER 31, INTEREST RATE
     SERIES:       ISSUE DATE       PRINCIPAL    31, 2003        2002          RANGE
                                    ---------  ------------  ------------  -------------
                                                 (DOLLARS IN THOUSANDS)
   CPS2003-D    December 16, 2003   $ 71,250   $    71,250   $        --   1.76 - 3.56 %
   CPS2003-C    September 30, 2003    83,125        77,928            --   1.55 - 3.99 %
   TFC2003-1    May 20, 2003          52,365        37,114            --       2.69 %
   TFC2002-2    October 9, 2002       62,589        25,436            --       2.95 %
   TFC2002-1    March 19, 2002        64,552        12,403            --       4.23 %
   MFN2001-A    June 28, 2001        301,000        20,987        71,630   4.05 - 5.07 %
                                    ---------  ------------  ------------
                                    $634,881   $   245,118   $    71,630
                                    ========== ============  ===========

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through wholly-owned, bankruptcy remote subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal and interest payments are guaranteed by financial guaranty insurance policies.


The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain a minimum net worth, and meet other financial tests. As of December 31, 2003, the Company was in default of four financial covenants, including maximum leverage, minimum equity, maximum financial loss and interest coverage. As of December 31, 2003, the Company had received a waiver on these covenant breaches from the controlling party. On March 15, 2004, each of these financial covenants was amended with the controlling party such that all breaches have been cured.


The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of December 31, 2003, restricted cash under the various agreements totaled approximately $60.6 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.


The wholly-owned, bankruptcy remote subsidiaries of CPS, MFN and TFC were formed to facilitate the above asset-backed financing transactions. Similar bankruptcy remote subsidiaries issue the debt outstanding under the Company's warehouse lines of credit. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. All such transactions, treated as secured financings for accounting and tax purposes, are treated as sales for all other purposes, including legal and bankruptcy purposes. None of the assets of these subsidiaries are available to pay other creditors of the Company or its affiliates.


On March 15, 2004 a wholly-owned, bankruptcy remote consolidated subsidiary of the Company issued $44 million of asset-backed notes secured by its retained interest in eight term securitization transactions. The notes, which have an interest rate of 10% per annum and a final maturity in October 2009, are required to be repaid from the distributions on the underlying retained interests. In connection with the issuance of the notes, the Company incurred and capitalized issuance costs of $1.2 million.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(8) DEBT


On December 20, 1995, the Company issued $20.0 million in rising interest subordinated redeemable securities due January 1, 2006 (the "Notes"). The Notes are unsecured general obligations of the Company. Interest on the Notes is payable on the first day of each month, commencing February 1, 1996, at an interest rate of 10.0% per annum. The interest rate increases 0.25% on each January 1 for the first nine years and 0.50% in the last year. In connection with the issuance of the Notes, the Company incurred and capitalized issuance costs of $1.1 million. The Notes are subordinated to certain existing and future indebtedness of the Company as defined in the indenture agreement. The Company is required to redeem on an annual basis, subject to certain adjustments, $1.0 million of the aggregate principal amount of the Notes through the operation of a sinking fund on or before of January 1, 2000, 2001, 2002, 2003, 2004 and 2005. The Company may at its option elect to redeem the Notes from the registered holders of the Notes, in whole or in part at 100% of their principal amount, plus accrued interest to and including the date of redemption. During each of the years 1999 through 2003, the Company redeemed $1.0 million of principal amount of the notes in conjunction with the requirements of the related sinking fund agreement. The balance outstanding of the Notes at December 31, 2003 and 2002, was $15.0 million and $16.0 million, respectively.


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

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


In March 2000, the Company issued $16.0 million of senior secured debt to LLCP ("Term B"). The proceeds from the issuance were used to repay in full all amounts owed under the Senior Secured Line. As part of the agreement, all of LLCP's existing debt of $30.0 million was restructured as senior secured debt, making the Company's aggregate principal indebtedness to LLCP equal to $46.0 million. The $16.0 million bears interest at 12.5% per annum and the interest rate on the $30.0 million is unchanged at 14.5% per annum. As part of the agreement, all prior defaults were either waived or cured. As of December 31, 2000, the amount outstanding of the $16.0 million portion of senior secured debt was $8.0 million. The outstanding balance on the $16.0 million LLCP debt was repaid during the first quarter of 2001. In addition, during the first quarter of 2001, the Company made a $4.0 million principal prepayment on the remaining outstanding LLCP debt, incurring $200,000 in prepayment penalties and waiver fees. The outstanding balance of Term B debt at December 31, 2003 was $19.8 million.


In March 2002, the Company and LLCP entered into an additional series of agreements under which LLCP provided additional funding to enable the Company to acquire MFN Financial Corporation. Under the March 2002 agreements, the Company borrowed $35 million from LLCP as a Bridge Note (Bridge Note) and approximately $8.5 million ("Term C") on a deemed principal amount of approximately $11.2 million. The Bridge Note requires principal payments of $2.0 million a month, which began in June 2002, with a final balloon payment in the amount of $17.0 million, which was made pursuant to the terms of the Bridge Note in February 2003. The Term C Note repayment schedule is based on the performance of a certain securitized pool. As the subordinated Note of the pool is repaid from the Trust, principal payments are due on the Term C Note. The maturity date of the Term C Note is March 2008. Interest is due monthly on the Bridge Note at a rate of 13.5% per annum and on the Term C Note at a rate of 12.0% per annum. In connection with the March 2002 agreements and the acquisition of MFN, the Company paid LLCP a structuring fee of $1.75 million and an investment banking fee of $1.0 million, and paid LLCP's out-of-pocket expenses of approximately $315,000. In addition, the Company paid LLCP certain other fees and interest amounting to $426,181. Approximately $1.4 million of the fees and other amounts paid to LLCP were deferred as financing costs and are being amortized over the life of the related debt. The remaining fees and other costs were included in the purchase price of MFN. At December 31, 2003, there was $5.1 million principal outstanding on the Term C note.


On February 3, 2003, the Company borrowed $25.0 million from LLCP, net of fees and expenses of $1.05 million. The indebtedness, represented by the "Term D Note," was originally due in April 2003, with Company options to extend the maturity to May 2003 and January 2004, upon payment of successive extension fees of $125,000. The Company has paid the fees to extend the maturity to January 2004. Interest on the Term D Note is payable monthly at rates that averaged 4.79% per annum through June 30, 2003, and 12.0% per annum thereafter. In a separate transaction, the Bridge Note issued to LLCP in connection with the acquisition of MFN, in an original principal amount of $35.0 million, was due on February 28, 2003. The outstanding principal balance of $17.0 million was paid in February 2003. In addition, the maturity of the Term B Note was extended in October 2003 from November 2003 to January 2004. As of December 31, 2003, the outstanding principal balances of the Term B Note and the Term C Note were $19.8 million and $5.3 million, respectively. The Company repaid in full the Term C Note on January 29, 2004 and repaid $10.0 million of the Term D Note on January 15, 2004. In addition, on January 29, 2004 the maturities of the Term B Note and the Term D Note were extended to December 15, 2005 and the coupons on both notes were decreased to 11.75% per annum. The Company paid LLCP fees equal to $921,000 for these amendments, which will be amortized over the remaining life of the notes.


During the year ended December 31, 1997 the Company acquired CPS Leasing, Inc. At December 31, 2003 and 2002, CPS Leasing, Inc., had borrowings to banks of $74,000 and $673,000, respectively.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



At the time of the MFN Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears. At the time of the TFC Merger, TFC had outstanding $6.3 million in principal amount of subordinated debt, which the Company assumed as part of the TFC Merger. Such debt bears interest at the rate of 13.25% per annum payable monthly in arrears, requires monthly amortization and is due in June 2005.


The Company must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. The Company was in compliance with all of its debt covenants with respect to non-securitization related debt as of December 31, 2003. The Company was in violation of four covenants related to securitization debt as of December 31, 2003, including maximum leverage, minimum equity, maximum financial loss and interest coverage. The Company has received a waiver of such non-compliance from the controlling party. On March 15, 2004, each of these financial covenants was amended with the controlling party such that all breaches have been cured.


The following table summarizes the amount of senior secured, subordinated and related party debt maturing over the next 5 years and thereafter as of December 31, 2003:

                                                                  PRINCIPAL
                                                                    AMOUNT
                                                                  ---------
                                                                (IN THOUSANDS)
        2004 ............................................         $ 83,328
        2005 ............................................               --
        2006 ............................................           14,000
        2007 ............................................               --
        2008 ............................................            5,137
        Thereafter ......................................               --
                                                                  ---------
               Total ....................................         $102,465
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


Included in common stock at December 31, 2003 and 2002, is additional paid in capital of $1,585,000 and $1,770,000 related to the valuation of certain stock options as required by Financial Interpretation No. 44 ("FIN 44") or the valuation of conditionally granted options as required under Accounting Principals Board Opinion No. 25 ("APB 25"). Included in compensation expense for December 31, 2003 and 2002, is $1,141,000 and $1,196,000 related to the amortization of deferred compensation expense and valuation of stock options.


STOCK PURCHASES


During 2000, the Company's Board of Directors authorized the Company to purchase up to $5 million of Company securities. In October 2002, the Board of Directors authorized the purchase of an additional $5 million of outstanding debt or equity securities. As of December 31, 2003, the Company had purchased $4.0 million in principal amount of the Notes, and $3.9 million of its common stock, representing 2,141,037 shares.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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


In July 1997, the Company adopted and its shareholders approved the 1997 Long-Term Incentive Plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options, restricted stock and stock appreciation rights to employees, directors or employees of entities in which the Company has a controlling or significant equity interest. Options that have been granted under the 1997 Plan have in all cases been granted at an exercise price equal to the stock's fair market value at the date of the grant, with terms of 10 years and vesting over 5 years. In 2001, the shareholders of the Company approved an amendment to the 1997 Plan providing that an aggregate maximum of 3,400,000 shares of the Company's common shares may be subject to awards under the 1997 Plan. In 2003, the shareholders of the Company approved an amendment to the 1997 Plan to further increase the aggregate maximum number of shares that may be granted within the Plan to 4,900,000 shares.


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


At December 31, 2003, there were a total of 146,631 additional shares available for grant under the 1997 Plan and the 1991 Plan. Of the options outstanding at December 31, 2003, 2002 and 2001, 1,168,042, 920,101, and 1,715,767,
respectively, were then exercisable, with weighted-average exercise prices of $1.71, $1.30, and $0.84, respectively.


Stock option activity during the periods indicated is as follows:

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                                        WEIGHTED
                                                                        AVERAGE
                                                         NUMBER OF      EXERCISE
                                                          SHARES         PRICE
                                                          ------        ------
                                                            (IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
        Balance at December 31, 2000 ...............      3,501         $0.86
             Granted ...............................      1,097          2.53
             Exercised .............................        501          0.63
             Canceled ..............................        275          1.05
                                                          ------        ------
        Balance at December 31, 2001 ...............      3,822          1.35
             Granted ...............................      1,804          1.55
             Exercised .............................      1,254          0.64
             Canceled ..............................        340          1.63
                                                          ------        ------
        Balance at December 31, 2002 ...............      4,032          1.64
             Granted ...............................      1,013          2.46
             Exercised .............................        609          0.93
             Canceled ..............................        564          1.69
                                                          ------        ------
        Balance at December 31, 2003 ...............      3,872         $1.96
                                                          ======        ======


During 2002, the Company's Board of Directors approved a program whereby officers of the Company would be loaned amounts sufficient to enable them to exercise certain of their outstanding options. See Note 13.


At December 31, 2003, the range of exercise prices, the number, weighted-average exercise price and weighted-average remaining term of options outstanding and the number and weighted-average price of options currently exercisable are as follows:

                              OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
--------------------------------------------------------------------------------    ----------------------------
                                                                                                    WEIGHTED
                                                      WEIGHTED        WEIGHTED                      AVERAGE
                                                      AVERAGE         EXERCISE                      EXERCISE
   RANGE OF EXERCISE PRICES            NUMBER        REMAINING        PRICE PER       NUMBER        PRICE PER
         (PER SHARE)                 OUTSTANDING    TERM (YEARS)        SHARE      EXERCISABLE        SHARE
   -------------------------         -----------    ------------      ----------   -----------        -----
                                                  (IN THOUSANDS, EXCEPT TERM AND PER SHARE DATA)
$ 0.63 - $ 0.63................          301             4.44           $ 0.63             168       $  0.63
$ 0.69 - $ 1.50................        1,245             8.45           $ 1.49             322       $  1.47
$ 1.54 - $ 2.39................        1,175             7.79           $ 1.80             502       $  1.77
$ 2.50 - $ 3.28................          929             8.93           $ 2.69             131       $  2.59
$ 4.25 - $ 4.25................          222             7.05           $ 4.25              45       $  4.25

On November 17, 1998, in conjunction with the issuance of a $25.0 million subordinated promissory note to an affiliate of LLCP, the Company issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005. In April 1999, in conjunction with the issuance of $5.0 million of an additional subordinated promissory note to an affiliate of LLCP, the Company issued additional warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share to LLCP. As part of the purchase agreement, the existing warrants to purchase 3,450,000 shares at $3.00 per share were exchanged for warrants to purchase 3,115,000 shares at a price of $0.01 per share. The aggregate value of the warrants, $12.9 million, which is comprised of $3.0 million from the original warrants issued in November 1998 and $9.9 million from the repricing and additional warrants issued in April 1999, is reported as deferred interest expense to be amortized over the expected life of the related debt, five years. As of December 31, 2003, 1,000 warrants remained unexercised. Such warrants, and the 4,449,000 shares of common stock have, upon the exercise of such warrants, not been registered for public sale. However, the holder has the right to require the Company register the warrants and common stock for public sale in the future.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Also in November 1998, the Company entered into an agreement with the Note Insurer of its asset-backed securities. The agreement committed the Note Insurer to provide insurance for the securitization of $560.0 million in asset-backed securities, of which $250.0 million remained at December 31, 1998. The agreement provides for a 3% initial Spread Account deposit. As consideration for the agreement, the Company issued warrants to purchase up to 2,525,114 shares of common stock at $3.00 per share, subject to anti-dilution adjustments. The warrants were fully exercisable on the date of grant and expired in December 2003. In November 2003, the Company purchased the warrants from the Note Insurer for $896,415.


(10) GAIN ON SALE OF CONTRACTS

The following table presents the components of the net gain on sale of
Contracts:

                                                                       YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                    2003        2002         2001
                                                                  ---------   ---------   ---------
                                                                           (IN THOUSANDS)
        Gain on sale of Contracts .............................   $  4,381    $ 17,480    $ 25,803
        Deferred acquisition fees and discounts ...............      4,590       5,285       2,816
        Expenses related to sales .............................     (2,076)     (3,682)     (1,549)
        (Provision for) recovery of credit losses .............       (526)     (2,639)      5,695
                                                                  ---------   ---------   ---------
        Net gain on sale of Contracts .........................   $  6,369    $ 16,444    $ 32,765
                                                                  =========   =========   =========


(11) INTEREST INCOME

The following table presents the components of interest income:

                                                                       YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                    2003        2002         2001
                                                                  ---------   ---------   ---------
                                                                           (IN THOUSANDS)
        Interest on Finance Receivables .......................   $ 40,380    $ 32,851    $  2,249
        Residual interest income ..............................     16,178      15,392      14,648
        Other interest income .................................      1,606         401         308
                                                                  ---------   ---------   ---------
        Net interest income ...................................   $ 58,164    $ 48,644    $ 17,205
                                                                  =========   =========   =========


(12) INCOME TAXES

Income taxes consist of the following:

                                                                       YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                    2003        2002         2001
                                                                  ---------   ---------   ---------
                                                                           (IN THOUSANDS)
          Federal .............................................   $  2,781    $(11,295)   $    366
          State ...............................................        356        (715)       (126)
                                                                  ---------   ---------   ---------
                                                                     3,137     (12,010)        240
        Deferred:
          Federal .............................................    (25,345)     10,867        (277)
          State ...............................................     (4,141)      1,428         485
          Change in valuation allowance .......................     22,915      (3,219)       (448)
                                                                  ---------   ---------   ---------
                                                                    (6,571)      9,076        (240)
                                                                  ---------   ---------   ---------
              Income tax benefit ..............................   $ (3,434)   $ (2,934)   $     --
                                                                  =========   =========   =========

The Company's effective tax expense benefit for the years ended December 31, 2003, 2002 and 2001, differs from the amount determined by applying the statutory federal rate of 35% to income (loss) before income taxes as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                    2003        2002         2001
                                                                  ---------   ---------   ---------
                                                                           (IN THOUSANDS)
        Expense (benefit) at federal tax rate .................   $ (1,064)   $  6,116    $    112
        California franchise tax, net of federal income
           tax benefit ........................................     (2,460)        459         233
        Other .................................................         92        (196)        103
        Negative Goodwill .....................................         --      (6,094)         --
        Debt Forgiveness ......................................    (22,917)         --          --
        Valuation allowance ...................................     22,915      (3,219)       (448)
                                                                  ---------   ---------   ---------
                                                                  $ (3,434)   $ (2,934)   $     --
                                                                  =========   =========   =========

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, are as follows:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2003           2002
                                                         ---------     ---------
                                                              (IN THOUSANDS)
        Deferred Tax Assets:
        Accrued liabilities ........................     $ 11,185      $  2,760
        Furniture and equipment ....................        1,465         2,335
        Equity investment ..........................           82            82
        NOL carryforwards and BILs .................       31,397        36,979
        Minimum tax credit .........................          481           334
        Provision for loan loss ....................       (2,125)        1,383
        Pension Accrual ............................        1,617         1,063
        Other ......................................          461           110
                                                         ---------     ---------
            Total deferred tax assets ..............       44,563        45,046
        Valuation allowance ........................      (37,363)       (8,563)
                                                         ---------     ---------
                                                            7,200        36,483
        Deferred Tax Liabilities:
        NIRs .......................................       (6,789)      (13,568)
        Debt Forgiveness ...........................           --       (29,629)
                                                         ---------     ---------
            Total deferred tax liabilities .........       (6,789)      (43,197)
                                                         ---------     ---------

            Net deferred tax asset (liability) .....     $    411      $ (6,714)
                                                         =========     =========

As part of the MFN Merger, CPS acquired certain net operating losses, debt forgiveness, as discussed below, and built in loss assets. Moreover, MFN has undergone an ownership change for purposes of Internal Revenue Code ("IRC")
section 382. In general, IRC section 382 imposes an annual limitation on the ability of a loss corporation (i.e., a corporation with a net operating loss ("NOL") carryforward, credit carryforward, or certain built-in losses ("BILs")) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change. During 1999, MFN recorded an extraordinary gain from the discharge of indebtedness related to the emergence from Bankruptcy. This gain was not taxable under IRC section 108. In accordance with the rules under IRC section 108, MFN has reduced certain tax attributes including unused net operating losses and tax basis in certain MFN assets. Deferred taxes have been provided for the estimated tax effect of the future reversing timing differences related to the discharge of indebtedness gain as reduced by the tax attributes. Additionally, the Company has established a valuation allowance of $8.6 million against MFN's deferred tax assets, as it is not more than likely that these amounts will be realized in the future. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.


As part of the TFC Merger, CPS acquired certain built in loss assets. Moreover, TFC has undergone an ownership change for purposes of Internal Revenue Code ("IRC") section 382. In general, IRC section 382 imposes an annual limitation on the ability of a loss corporation (i.e., a corporation with a net operating loss ("NOL") carryforward, credit carryforward, or certain built-in losses ("BILs")) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change. Additionally, the Company has established a valuation allowance of $5.9 million against TFC's deferred tax assets, as it is not more than likely that these amounts will be realized in the future. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


As of December 31, 2003, the Company has net operating loss carryforwards for federal and state income tax purposes of $29 million and $8 million, respectively, which are available to offset future taxable income, if any, subject to IRC section 382 limitations, through 2021 and 2013, respectively. In addition, the Company has an alternative minimum tax credit carry forward of approximately $481,000, which is available to reduce future federal regular income taxes, if any, over an indefinite period.


The Company's tax returns are open for audits by various tax authorities. Therefore, from time-to-time there may be differences in opinions with respect to the tax treatment accorded to certain transactions. When, and if, such differences occur and become probable and estimatable, such amounts will be recognized. The Company filed its tax returns on a fiscal year ending March 31 through March 31, 2002. It changed its tax fiscal year to a calendar year effective December 31, 2002.


(13) RELATED PARTY TRANSACTIONS


RELATED PARTY RECEIVABLES


As of December 31, 2001, the Company had a receivable from CARSUSA, Inc. ("CARSUSA"), which owned and operated a Mitsubishi automobile dealership in Southern California, and is owned by Charles E. Bradley, Sr. and Charles E. Bradley, Jr. During 2002, CARUSA became insolvent, sold its assets to an unaffiliated party, partially paid its secured creditors, and would up its business. The Company determined that the receivable was uncollectible, and wrote down its value to zero. The writedown-related expense of $669,000 is reflected in the Company's Consolidated Statement of Operations for the year ended December 31, 2002 in general and administrative expenses. The Company purchased seven and 16 Contracts from CARSUSA, with an aggregate principal balance of approximately $99,996 and $233,431, respectively, in 2002 and 2001. The Company did not purchase any contracts from CARSUSA in 2003.


CPS LEASING, INC. RELATED PARTY DIRECT LEASE RECEIVABLES


Included in other assets recorded in the Company's Consolidated Balance Sheet are direct lease receivables due to CPS Leasing, Inc. from related parties, primarily companies affiliated with the Company's former Chairman of the Board of Directors. Such related party direct lease receivables totaled approximately $1.9 million and $2.2 million at December 31, 2003 and 2002, respectively.


RELATED PARTY DEBT


In June 1997 the Company borrowed $15.0 million on an unsecured and subordinated basis from Stanwich Financial Services Corp. ("SFSC"), an affiliate of Charles
E. Bradley, Sr., the former Chairman of the Company's Board of Directors. This loan ("RPL") is due 2004, and has a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company may pre-pay the RPL without penalty at any time after three years. At maturity or repayment of the RPL, the holder thereof will have an option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share. The balance of the RPL at December 31, 2003 and 2002, was $15.0 million.


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

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



During 1998, the Company borrowed $1.0 million on an unsecured basis from John
G. Poole, a director of the Company. The terms of this note ("RPL3") are the same as the RPL2. The balance of the RPL3 at December 31, 2003 and 2002 was $1.0 million.


During 1999, the Company borrowed $1.5 million on an unsecured basis from SFSC. This loan ("RPL4") is due 2004, has a fixed rate of interest of 14.5% per annum payable monthly beginning October 1999. In conjunction with the issuance of the RPL4, the Company issued warrants to purchase 103,500 shares of the Company's common stock at a price of $0.01 per share. The balance of the RPL4 at December 31, 2003 and 2002 was $1.5 million.


LOANS TO OFFICERS TO EXERCISE CERTAIN STOCK OPTIONS


During 2002, the Company's Board of Directors approved a program under which officers of the Company would be advanced amounts sufficient to enable them to exercise certain of their outstanding options. Such loans were available for a limited period of time, and available only to exercise previously repriced options. The loans bear interest at a rate of 5.50% per annum, and are due in 2007. At December 31, 2003, there was $458,531 outstanding related to these loans. Such amounts have been recorded as contra-equity in the Shareholders' Equity section of the Company's Consolidated Balance Sheet.


(14) COMMITMENTS AND CONTINGENCIES


LEASES


The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2008. Future minimum lease payments at December 31, 2003, under these leases are as follows:

                                                                    OPERATING
                                                                    ----------
                                                                  (IN THOUSANDS)
        2004.....................................................   $   4,511
        2005.....................................................       4,370
        2006.....................................................       3,524
        2007.....................................................       2,795
        2008.....................................................       1,748
        Thereafter...............................................          --
                                                                    ----------
        Total minimum lease payments.............................   $  16,948
                                                                    ==========

Rent expense for the years ended December 31, 2003, 2002 and 2001, was $3.9 million, $4.0 million, and $2.6 million, respectively.


The Company's facility lease contains certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the term of the lease.


During 2003, 2002 and 2001, the Company received $169,777, $140,537 and
$270,486, respectively, of sublease income, which is included in occupancy expense. Future minimum sublease payments totaled $587,854 at December 31, 2003.


LITIGATION

STANWICH LITIGATION. CPS is currently a defendant in a class action (the "Stanwich Case") pending in the California Superior Court, Los Angeles County. The plaintiffs in that case are persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former Chairman of the Board of Directors of CPS, is the entity that is obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut. CPS is also a defendant in certain cross-claims brought by other defendants in the case, which assert claims of equitable and/or contractual indemnity against CPS.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against CPS in a separate action, which is now pending in federal district court in Rhode Island. CPS has filed counterclaims in the Rhode Island federal court against Mr. Pardee. CPS is defending this matter and pursuing its counterclaims vigorously.


In February 2002, CPS entered into a term sheet with Stanwich, the plaintiffs in the Stanwich Case and others, which provides for CPS's release upon its repayment of the amounts concededly owed to Stanwich, all of which amounts have been recorded in CPS's financial statements as indebtedness.


The California court in December 2003 preliminarily approved a settlement of the Stanwich Case. That settlement will result in CPS being released from all claims pending in the California court, other than an alleged contractual indemnity in favor of one of the financial institution co-defendants. As to that institution, CPS has an agreement in principle to settle its cross-claim. The court-approved settlement requires of CPS only that it repay the amounts it concededly owes to Stanwich, all of which amounts have been recorded in CPS's financial statements as indebtedness.


Investors should consider that any adverse judgment against CPS in the Stanwich Case (or the related case in Rhode Island) for indemnification, in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on the ability of CPS to perform its servicing and indemnification obligations.


OTHER LITIGATION. On November 15, 2000, Denice and Gary Lang filed a lawsuit against CPS in South Carolina Common Pleas Court, Beaufort County, alleging that they, and a purported nationwide class, were harmed by an alleged failure to refer, in the notice given after repossession of their vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. They sought damages in an unspecified amount. CPS filed a counterclaim to recover any delinquent amounts owed by the members of the putative class in the event that the class were to be certified. In February 2004, CPS reached an agreement to settle that case on a class basis for payment of attorneys' fees and other immaterial consideration.


On September 26, 2001, Maggie Chandler, Bobbie Mike and Mary Ann Benford each commenced a lawsuit against subsidiaries of MFN (now subsidiaries of CPS) in three different state courts in Mississippi. A similar case was filed in December 2002 in a fourth Mississippi court. Plaintiffs in all four cases alleged deceptive practices related to various loans and the related purchase and sale of insurance, and sought unspecified damages. In September 2003, the defendant subsidiaries reached an agreement in principle to settle all such cases, and any similar cases that might be brought by other clients of the same plaintiff law firms.


(15) EMPLOYEE BENEFITS


The Company sponsors a pretax savings and profit sharing plan (the "401(k) Plan") qualified under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). The Company, may, at its discretion, match 100% of employees' contributions up to $1,000 per employee per calendar year. The Company's contributions to the 401(k) Plan were $213,045 for the year ended December 31, 2000. The Company did not make a matching contribution in 2003, 2002 or 2001, other than to employees eligible for the MFN Financial Corporation Retirement Savings Plan. Such contribution amounted to $250,682 for the period from the Merger Date through December 31, 2002. The MFN Financial Corporation Retirement Savings Plan was merged into the Company's 401(k) Plan in February 2003.


The Company also sponsors the MFN Financial Corporation Pension Plan ("the Plan"). The Plan benefits were frozen June 30, 2001. The following table sets forth the plan's benefit obligations, fair value of plan assets, and funded status at December 31, 2003 and 2002:

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                               DECEMBER 31,
                                                          ----------------------
                                                            2003          2002
                                                          ---------    ---------
                                                          (DOLLARS IN THOUSANDS)
                     CHANGE IN PROJECTED BENEFIT OBLIGATION

Projected benefit obligation, beginning of year .......   $ 13,743     $ 12,223
Service cost ..........................................         --           --
Interest cost .........................................        902          853
Settlements ...........................................          0         (826)
Actuarial gain ........................................      1,578        2,964
Benefits paid .........................................     (1,200)      (1,471)
                                                          ---------    ---------
   Projected benefit obligation, end of year ..........   $ 15,023     $ 13,743
                                                          =========    =========

The accumulated benefit obligation for the pension plan was $15.0 million and $13.7 million at December 31, 2003 and 2002, respectively.

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year ..........   $  9,906     $ 12,013
Return on assets ......................................      1,001         (636)
Employer contribution .................................      1,546           --
Benefits paid .........................................     (1,200)      (1,471)
                                                          ---------    ---------
   Fair value of plan assets, end of year .............   $ 11,253     $  9,906

RECONCILIATION OF ACCRUED PENSION COST AND TOTAL AMOUNT RECOGNIZED
Funded status of the plan .............................   $ (3,770)    $ (3,836)
Unrecognized loss .....................................      4,136        2,771
Unrecognized transition asset .........................        (80)        (115)
Unrecognized prior service cost .......................         --           --
                                                          ---------    ---------
   Accrued pension cost ...............................   $    286     $ (1,180)
                                                          =========    =========

Weighted average assumptions used to determine benefit obligations at December 31, 2003 and 2002 were as follows:

WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31, 2002
Discount rate .........................................       6.25%        6.50%
Expected return on plan assets ........................       9.00%        9.00%
Rate of compensation increase .........................        N/A          N/A

The Company's overall expected long-term rate of return on assets is 9.00% per annum. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below

AMOUNTS RECOGNIZED IN CONSOLIDATED BALANCE SHEET
Prepaid benefit cost ..................................   $    286     $     --
Accrued minimum pension obligation ....................     (4,055)      (3,836)
Intangible asset ......................................         --           --
Accumulated other comprehensive income, pretax ........      4,055        2,656
                                                          ---------    ---------
   Net amount recognized ..............................   $    286     $ (1,180)

TOTAL COST
Service cost ..........................................   $     --     $     --
Interest cost .........................................        902          853
Expected return on assets .............................       (872)      (1,052)
Amortization of unrecognized loss .....................         98           --
Amortization of transition obligation .................        (35)         (25)
Amortization of prior service cost ....................         --           --
                                                          ---------    ---------
Net periodic pension income ...........................         93         (224)

Loss due to settlement ................................         --          224
                                                          ---------    ---------
  Total benefit income ................................   $     93     $     --
                                                          =========    =========

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


ACCUMULATED BENEFIT OBLIGATION AND FAIR VALUE OF ASSETS
Projected Benefit Obligation ..........................   $(15,023)    $(13,743)
Accumulated Benefit Obligation ........................    (15,023)     (13,743)
Fair Value of Assets ..................................     11,253        9,906
                                                          ---------    ---------
Unfunded Accumulated Benefit Obligation ...............   $ (3,770)    $ (3,837)
                                                          =========    =========

The weighted average asset allocation of the Company's pension benefits at December 31, 2003 and 2002 were as follows:

                                                               PLAN ASSETS AT
PLAN ASSETS                                                     DECEMBER 31,
                                                              ------------------
Asset Category                                                 2003       2002
                                                              -------    -------
Equity securities..........................................    61.73%        --
Fixed income securities....................................    29.14%        --
CPS stock..................................................     9.07%      5.27%
Cash.......................................................     0.06%     94.73%
                                                              -------    -------
   Total...................................................   100.00%    100.00%
                                                              =======    =======

The Company's investment policies and strategies for the pension benefits plan utilize a target allocation of 70% equity securities and 30% fixed income securities. The Company's investment goals are to maximize returns subject to specific risk management policies. The Company addresses risk management and diversification by the use of a professional investment advisor and several sub-advisors which invest in domestic and international equity securities and domestic fixed income securities. Each sub-advisor focuses its investments within a specific sector of the equity or fixed income market. For the sub-advisors focused on the equity markets, the sectors are differentiated by the market capitalization and the relative valuation of the underlying issuer. For the sub-advisors focused on the fixed income markets, the sectors are differentiated by the credit quality and the maturity of the underlying fixed income investment. The investments made by the sub-advisors are readily marketable and can be sold to fund benefit payment obligations as they become payable.


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS


The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2003 and 2002, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2003 and 2002, were as follows:

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                                           DECEMBER 31,
                                                      ------------------------------------------------------
                                                                2003                          2002
                                                      ------------------------    --------------------------
                                                       CARRYING                    CARRYING
                                                       VALUE OR                    VALUE OR
                                                       NOTIONAL       FAIR         NOTIONAL         FAIR
        FINANCIAL INSTRUMENT                            AMOUNT        VALUE         AMOUNT          VALUE
        --------------------                          ----------    ----------    ----------    ------------
                                                                          (IN THOUSANDS)
        Cash......................................    $  33,209     $  33,209     $  32,947     $    32,947
        Restricted cash...........................       67,277        67,277        18,912          18,912
        Finance receivables, net..................      266,189       266,189        84,592          84,592
        Residual interest in securitizations .....      111,702       111,702       127,170         127,170
        Notes payable.............................        3,330         3,330           673             673
        Securitization trust debt.................      245,118       245,118        71,630          71,630
        Senior secured debt.......................       49,965        49,965        50,072          50,072
        Subordinated debt.........................       35,000        35,506        36,000          32,800
        Related party debt........................       17,500        17,763        17,500          15,400


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


SUBORDINATED DEBT


The fair value is based on a market quote.


RELATED PARTY DEBT


The fair value is based on the fair value of subordinated debt, as the terms and structure are similar.


(17) LIQUIDITY


The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Contracts previously sold in securitization transactions, customer payments of principal and interest on finance receivables, fees for origination of Contracts, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest, and from the Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of Spread Accounts and initial overcollateralization, if any, and the increase of Credit Enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related Spread Accounts), the rate of expansion or contraction in the Company's managed portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.


Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under revolving warehouse credit facilities. As of December 31, 2003, the Company had $225 million in warehouse credit capacity, in the form of a $125 million facility, a $75 million facility and a $25 million facility. The first two warehouse facilities provide funding for Contracts purchased under CPS' programs while the third facility provides funding for Contracts purchased under TFC's programs. On February 21, 2004, the $75 million facility expired and, as a result, the Company's current warehouse credit capacity is $150 million. These facilities are independent of each other and provide funding equal to 71-73% of the principal balance of the Contracts pledged, subject to collateral tests and certain other conditions and covenants.


On February 21, 2004 the CPS Funding LLC $75 million revolving warehouse credit facility expired. One of the covenants within the Company's $125 million warehouse credit facility and four of the six term securitizations insured by one Note Insurer requires that the Company maintain additional warehouse facilities with minimum borrowing capacity of $75.0 million. With the expiration of the CPS Funding LLC facility described above, the Company is in breach of such covenant. The Company has until June 20, 2004 to cure such breach prior to it becoming an event of default under this warehouse facility and four term securitizations. While the Company is currently in discussions with several parties about a replacement facility and believes that it will be successful in replacing the facility within the required time frame, there can be no assurances that it will do so. If the Company is unsuccessful in these efforts, the Note Insurer will have the right to declare an event of default. Remedies available to the Note Insurer in such event include, among other things, transferring the servicing rights to the portfolio that it insures to another servicer and trapping excess cash releases to the Company from its warehouse facility and four term securitizations that it insures. To the extent that the
Note Insurer was to follow either of these remedies, it would have a material adverse effect on the liquidity and the operations of the Company.


Through May 2002, the Company's Contract purchasing program consisted of both
(i) flow purchases for immediate resale to non-affiliates and (ii) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility. Flow purchases allowed the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, were materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the year ended December 31, 2003 the Company purchased $357.3 million of Contracts for its own account, compared to $282.2 million for its own account and $181.1 million of Contracts on a flow basis in 2002. For the year ended December 31, 2001, the Company purchased $134.4 million of Contracts for its own account and $537.9 million on a flow basis. The Company's flow purchase program ended in May 2002.


The $125 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Warehouse Trust. This facility was established on March 7, 2002, in the maximum amount of $100 million. Such maximum amount was increased to $125 million in November 2002. Approximately 73% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month commercial paper plus 1.18% per annum. This facility expires on April 4, 2004. The Company is currently in discussions with the related parties to renew such facility.


The $75 million warehouse facility which expired on February 21, 2004, was similarly structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Funding LLC. Approximately 72.5% of the principal balance of Contracts could be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrued interest at a rate of one-month LIBOR plus 0.75% per annum. This facility expired on February 21, 2004. The Company is currently in discussions with several parties regarding a replacement facility.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The $25 million warehouse facility is similarly structured to allow TFC to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by TFC Warehouse I LLC. Approximately 71% of the principal balance of Contracts may be advanced to TFC under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 1.75% per annum. This facility was entered into as part of the TFC Merger on May 20, 2003 and has a 364-day term. The Company is currently in discussions with the related parties to renew such facility.


These facilities are independent of each other. Two different financial institutions purchase the notes issued by these facilities, and three different insurers insure the notes. Up through June 30, 2003, sales of Contracts to the special purpose subsidiaries ("SPS") related to the first two facilities had been treated as sales for financial accounting purposes. The Company, therefore, removed these securitized Contracts and related debt from its Consolidated Balance Sheet and recognized a gain on sale in the Company's Consolidated Statement of Operations. Indebtedness related to Contracts funded by the third facility, however, were on the Company's Consolidated Balance Sheet and no gain on sale has ever been recognized in the Company's Consolidated Statement of Operations. During July 2003, each of the first two facilities was amended, with the effect that subsequent use of such facilities is treated for financial accounting purposes as borrowing secured by such receivables, rather than as a sale of receivables. The effects of that amendment are similar to those discussed above with respect to the change in securitization structure.


The Company's primary means of ensuring that its cash demands do not exceed its cash resources is to match its levels of Contract purchases to its availability of cash. The Company's ability to adjust the quantity of Contracts that it purchases and securitizes will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. Obtaining releases of cash from the Trusts and their related Spread Accounts is dependent on collections from the related Trusts generating sufficient cash to maintain the Spread Accounts and other Credit Enhancement in excess of their respective requisite levels. There can be no assurance that collections from the related Trusts will continue to generate sufficient cash.


Certain of the Company's securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. The Company was in violation of four of these covenants as of December 31, 2003, including maximum leverage, minimum equity, maximum financial loss and interest coverage. As of December 31, 2003 the Company had received a waiver of such non-compliance from the controlling party. On March 15, 2004, each of these financial covenants was amended with the controlling party such that all breaches have been cured.


The Servicing Agreements of the Company's securitization transactions and warehouse credit facilities are terminable by the insurers of certain of the Trust's obligations ("Note Insurers") in the event of certain defaults by the Company and under certain other circumstances. Were a Note Insurer in the future to exercise its option to terminate the Servicing Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. The Company continues to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Servicing Agreements.

                       CONSUMER PORTFOLIO SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


(18) SELECTED QUARTERLY DATA (UNAUDITED)

                                              QUARTER        QUARTER         QUARTER          QUARTER
                                               ENDED          ENDED           ENDED            ENDED
                                             MARCH 31,       JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                           -------------   -------------   -------------   -------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003
   Revenues ............................   $     22,547    $     23,715    $     26,487    $      28,184
   Income (loss) before income taxes ...          2,354           3,132          (2,852)          (5,674)
   Net income (loss) ...................          6,278           2,642          (2,852)          (5,674)
   Income (loss) per share:
     Basic .............................   $       0.31    $       0.13    $      (0.14)   $       (0.28)
     Diluted ...........................           0.29            0.12           (0.14)           (0.28)
2002
   Revenues ............................   $     13,136    $     27,216    $     26,040    $      25,560
   Income (loss) before income taxes
      and extraordinary item ...........         (6,775)          1,279           2,240            3,318
   Extraordinary item ..................         17,412              --              --               --
   Net income ..........................         16,431             739           1,300            1,938
   Income (loss) per share
       before extraordinary item:
     Basic .............................   $      (0.05)   $       0.04    $       0.07    $       0.09
     Diluted ...........................          (0.05)           0.04            0.06            0.09
   Extraordinary item per share:
     Basic .............................   $       0.90    $         --    $         --    $         --
     Diluted ...........................           0.90              --              --              --
   Income per share:
     Basic .............................   $       0.85    $       0.04    $       0.07    $       0.09
     Diluted ...........................           0.85            0.04            0.06            0.09
2001
   Revenues ............................   $     17,325    $     16,320    $     14,271    $     14,089
   Income (loss) before income taxes ...            306             241             253            (480)
   Net income (loss) ...................            186             241             253            (360)
   Income (loss) per share:
     Basic .............................   $       0.01    $       0.01    $       0.01    $      (0.01)
     Diluted ...........................           0.01            0.01            0.01           (0.01)