Form 10-Q
period 2004-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2004-05-14
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 11, 2004 the registrant had 20,932,236 common shares outstanding.

================================================================================

                                CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                                INDEX TO FORM 10-Q
                                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                                                                                              PAGE
                                                                                                              ----
                                           PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003................ 3

                Condensed Consolidated Statements of Operations for the three-month periods ended March
                31, 2004 and 2003 .............................................................................. 4

                Condensed Consolidated Statements of Cash Flows for the three-month periods ended March
                31, 2004 and 2003............................................................................... 5

                Notes to Condensed Consolidated Financial Statements............................................ 6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations...........21

Item 3.         Quantitative and Qualitative Disclosures About Market Risk......................................34

Item 4.         Controls and Procedures.........................................................................35


                                            PART II. OTHER INFORMATION

Item 1.         Legal Proceedings...............................................................................35

Item 2.         Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities................35

Item 6.         Exhibits and Reports on Form 8-K................................................................36

Signatures......................................................................................................36

Certifications..................................................................................................37

                                                        2

ITEM 1.  FINANCIAL STATEMENTS

                                CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                    (UNAUDITED)

                                                                                  MARCH 31,          DECEMBER 31,
                                                                                    2004                 2003
                                                                               --------------       --------------
ASSETS
Cash ...................................................................       $      42,913        $      33,209
Restricted cash ........................................................              55,328               67,277

Finance receivables ....................................................             348,915              302,078
Less: Allowance for finance credit losses ..............................             (36,601)             (35,889)
                                                                               --------------       --------------
Finance receivables, net ...............................................             312,314              266,189

Servicing fees receivable ..............................................               2,972                3,942
Residual interest in securitizations ...................................             100,790              111,702
Furniture and equipment, net ...........................................               1,161                  826
Deferred financing costs ...............................................               3,396                1,529
Other assets ...........................................................               8,535                7,796
                                                                               --------------       --------------
                                                                               $     527,409        $     492,470
                                                                               ==============       ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

Accounts payable and accrued expenses ..................................       $      22,960        $      22,920
Warehouse lines of credit ..............................................              75,976               33,709
Tax liabilities, net ...................................................               3,728                2,768
Capital lease obligation ...............................................                 456                   --
Notes payable ..........................................................               2,689                3,330
Residual interest financing ............................................              42,158                   --
Securitization trust debt ..............................................             211,183              245,118
Senior secured debt ....................................................              34,829               49,965
Subordinated debt ......................................................              35,000               35,000
Related party debt .....................................................              17,500               17,500
                                                                               --------------       --------------
                                                                                     446,479              410,310
                                                                               ==============       ==============

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued ............................                  --                   --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding ...........................                  --                   --
Common stock, no par value; authorized
   30,000,000 shares; 20,759,924 and 20,588,924 shares
   issued and outstanding at March 31, 2004 and
   December 31, 2003, respectively .....................................              64,441               64,397
Retained earnings ......................................................              19,585               20,992
Comprehensive loss - minimum pension benefit obligation, net ...........              (2,426)              (2,426)
Deferred compensation ..................................................                (670)                (803)
                                                                               --------------       --------------
                                                                                      80,930               82,160
                                                                               ==============       ==============
                                                                               $     527,409        $     492,470
                                                                               ==============       ==============

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                        3

                          CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           2004              2003
                                                                      -------------     -------------
REVENUES:
Gain on sale of contracts, net ..................................     $         --      $      4,555
Interest income .................................................           20,423             9,328
Servicing fees ..................................................            3,324             4,602
Other income ....................................................            3,775             4,430
                                                                      -------------     -------------
                                                                            27,522            22,915
                                                                      -------------     -------------
EXPENSES:
Employee costs ..................................................            9,653             8,447
General and administrative ......................................            3,966             4,033
Interest ........................................................            5,912             5,530
Provision for credit losses .....................................            6,750                --
Marketing .......................................................            1,533             1,333
Occupancy .......................................................              943               980
Depreciation and amortization ...................................              172               238
                                                                      -------------     -------------
                                                                      $     28,929      $     20,561
                                                                      -------------     -------------
Income (loss) before income taxes (benefit) .....................           (1,407)            2,354
Income tax expense (benefit) ....................................               --            (3,924)
                                                                      -------------     -------------
Net income (loss) ...............................................     $     (1,407)     $      6,278
                                                                      =============     =============

Earnings (loss) per share:
    Basic .......................................................     $      (0.07)     $       0.31
    Diluted .....................................................            (0.07)             0.29

Number of shares used in computing earnings (loss) per share:
    Basic .......................................................           20,638            20,270
    Diluted .....................................................           20,638            21,860

See accompanying Notes to Condensed Consolidated Financial Statements.

                                                  4

                                             CONSUMER PORTFOLIO SERVICES, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)
                                                        (UNAUDITED)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                  2004             2003
                                                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ....................................................................     $    (1,407)     $     6,278
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ......................................................             172              238
     Amortization of deferred financing costs ...........................................             391              781
     Provision for credit losses ........................................................           6,750               66
     NIR gains recognized ...............................................................              --           (3,301)
     Loss on sale of furniture and equipment ............................................               8               --
     Deferred compensation ..............................................................               2             (140)
     Releases of cash from Trusts to Company ............................................           6,232            8,979
     Initial deposits to Trusts .........................................................              --          (10,658)
     Net deposits to Trusts to increase Credit Enhancement ..............................            (635)          (3,873)
     Decrease in receivables from Trusts and investment in subordinated certificates ....           5,315            8,911

     Changes in assets and liabilities:
       Restricted cash ..................................................................          11,949            1,130
       Purchases of contracts held for sale .............................................              --          (87,342)
       Amortization and liquidation of contracts held for sale ..........................          30,342          110,008
       Other assets .....................................................................             197           (3,471)
       Accounts payable and accrued expenses ............................................              40           (1,171)
       Tax liability, net ...............................................................             960           (1,791)
                                                                                              ------------     ------------
          Net cash provided by operating activities .....................................          60,316           24,644

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of contracts held for investment ...........................................         (93,404)              --
   Amortization of contracts held for investment ........................................          10,187               --
   Purchases of furniture and equipment .................................................              (1)             (35)
                                                                                              ------------     ------------
          Net cash used in investing activities .........................................         (83,218)             (35)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior secured debt ........................................              --           25,000
   Proceeds from issuance of residual interest financing debt ...........................          44,000               --
   Net proceeds from warehouse lines of credit ..........................................          42,267               --
   Repayment of residual interest financing debt ........................................          (1,842)              --
   Repayment of securitization trust debt ...............................................         (33,935)         (17,465)
   Repayment of senior secured debt .....................................................         (15,136)         (21,764)
   Repayment of subordinated debt .......................................................              --               (4)
   Repayment of capital lease obligations ...............................................             (24)             (26)
   Repayment of notes payable ...........................................................            (641)            (169)
   Payment of financing costs ...........................................................          (2,258)          (1,050)
   Purchase of common stock .............................................................              --             (643)
   Exercise of options and warrants .....................................................             175               21
                                                                                              ------------     ------------
          Net cash provided by (used in) financing activities ...........................          32,606          (16,100)
                                                                                              ------------     ------------
Increase in cash ........................................................................           9,704            8,509

Cash at beginning of period .............................................................          33,209           32,947
                                                                                              ------------     ------------
Cash at end of period ...................................................................     $    42,913      $    41,456
                                                                                              ============     ============

Supplemental disclosure of cash flow information:
   Cash paid (received) during the period for:
     Interest ...........................................................................     $     5,580      $     4,258
     Income taxes .......................................................................             173           (2,132)

Supplemental disclosure of non-cash investing and financing activities:
      Stock compensation ................................................................               2             (140)
      Furniture and equipment acquired through capital leases ...........................             480               --

See accompanying Notes to Condensed Consolidated Financial Statements.

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

                                                      MARCH 31,                    DECEMBER 31,                    MARCH 8,
                                                       2004 (1)       ACTIVITY        2003          ACTIVITY         2002
                                                     -----------    -----------    -----------    -----------    -----------
                                                                                  (IN THOUSANDS)
Severance payments and consulting contracts ....     $       --     $       --     $       --     $    3,215     $    3,215

Facilities closures ............................          1,727            162          1,889            263          2,152

Termination of contracts, leases,
     services and other obligations ............             --             --             --            597            597

Acquisition expenses accrued but unpaid ........             --             --             --            250            250
                                                     -----------    -----------    -----------    -----------    -----------
     Total liabilities assumed .................     $    1,727     $      162     $    1,889     $    4,325     $    6,214
                                                     ===========    ===========    ===========    ===========    ===========

------------
(1) The initial accrual amount recorded was $6.2 million on March 8, 2002 and the remaining accrual recorded in the Condensed Consolidated Balance Sheet of the Company is approximately $1.7 million, $1.9 million, and $2.9 million as of March 31, 2004, December 31, 2003 and December 31, 2002, respectively. The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of MFN, and that amounts indicated above are reasonably allocated.

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2004 and 2003, include the balance sheet accounts of MFN Financial Corporation.

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                                                                  MARCH 8, 2002
                                                                  --------------
                                                                  (IN THOUSANDS)

Cash ...........................................................   $    93,782
Restricted cash ................................................        25,499
Finance Contracts, net .........................................       186,554
Residual interest in securitizations ...........................        32,485
Other assets ...................................................        12,006
                                                                   ------------
        Total assets acquired ..................................       350,326
                                                                   ------------
Securitization trust debt ......................................       156,923
Subordinated debt ..............................................        22,500
Accounts payable and other liabilities .........................        30,242
                                                                   ------------
        Total liabilities assumed ..............................       209,665
                                                                   ------------
        Net assets acquired ....................................       140,661
        Less: purchase price ...................................       123,249
                                                                   ------------
        Excess of net assets acquired over purchase price ......   $    17,412
                                                                   ============

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

TFC, through its primary operating subsidiary, "The Finance Company," purchases motor vehicle installment sales finance Contracts from automobile Dealers, and securitizes and services such Contracts. CPS has continued to use the assets acquired in the TFC Merger in the automobile finance business.

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

                                                  MARCH 31,                   DECEMBER 31,
                                                  2004 (1)      ACTIVITY          2003
                                                -----------    -----------    -----------
                                                              (IN THOUSANDS)
Severance payments and consulting contracts     $    1,937     $      389     $    2,326

Facilities closures .......................          1,119            112          1,231

Other obligations .........................            190             44            234
                                                -----------    -----------    -----------
     Total liabilities assumed ............     $    3,246     $      545     $    3,791
                                                ===========    ===========    ===========

------------
(1) The initial accrual amount recorded was $4.5 million on May 20, 2003 and the remaining accrual recorded in the Condensed Consolidated Balance Sheet of the Company is approximately $3.2 million and $3.8 million as of March 31, 2004 and December 31, 2003, respectively. The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of TFC, and that amounts indicated above are reasonably allocated.

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

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2004, include the balance sheet accounts of TFC Enterprises, Inc. as of March 31, 2004 and the results of operations subsequent to May 20, 2003, the merger date. The Company has recorded certain purchase accounting adjustments on its Condensed Consolidated Balance Sheet, which are estimates based on available information.

The following table summarizes the recorded amounts of the assets acquired and liabilities assumed at the date of acquisition.

                                                                   MAY 20, 2003
                                                                  --------------
                                                                  (IN THOUSANDS)

Cash .........................................................     $     13,545
Restricted cash ..............................................           17,723
Finance Contracts, net .......................................          125,108
Other assets .................................................              502
                                                                   -------------
        Total assets acquired ................................          156,878
                                                                   -------------
Securitization trust debt ....................................          115,597
Subordinated debt ............................................            6,321
Capital lease obligations ....................................               17
Accounts payable and other liabilities .......................           11,217
                                                                   -------------
        Total liabilities assumed ............................          133,152
                                                                   -------------
        Purchase price .......................................     $     23,726
                                                                   =============

PRO FORMA RESULTS OF OPERATIONS

Selected unaudited pro forma combined results of operations for the three-month period ending March 31, 2003, assuming the TFC Merger occurred on January 1, 2003, are as follows:

                                                                   THREE MONTHS
                                                                       ENDED
                                                                  MARCH 31, 2003
                                                                  --------------
                                                                  (IN THOUSANDS)

Total revenue ................................................    $     26,586
Net earnings .................................................    $      6,703
Basic net earnings per share .................................    $       0.33
Diluted net earnings per share ...............................    $       0.31

BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

RECENT DEVELOPMENTS

In July 2003, the Company agreed with the other parties to its continuous or "warehouse" securitization facilities to amend the terms of such facilities. The effect of the amendments is to cause use of those facilities to be treated for financial accounting purposes as borrowings secured by pledged Contracts, rather than as sales of such Contracts.

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

TREATMENT OF SECURITIZATIONS

Gain on sale may be recognized on the disposition of Contracts either outright or in securitization transactions. In those securitization transactions that were treated as sales for financial accounting purposes, the Company, or a wholly-owned, consolidated subsidiary of the Company, retained a residual interest in the Contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. The Company's securitization transactions include "term" securitizations (the purchaser holds the Contracts for substantially their entire term) and "continuous" or "warehouse" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).

As of March 31, 2004 and December 31, 2003 the line item "Residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet represents the residual interests in certain term securitizations but no residual interest in warehouse securitizations, because the Company's warehouse securitizations were restructured in July 2003 as secured financings. Subsequent term securitizations in September and December 2003 were also structured as secured financings. The warehouse securitizations are accordingly reflected in

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Condensed Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

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

The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes that it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 70% to 73% of the aggregate principal balance of the Contracts (that is, at least 27% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended March 31, 2004 the warehouse securitizations related to the CPS programs were amended to provide for the transactions to be reflected as secured financings for financial accounting purposes. The Contracts held by the warehouse SPS and the promissory notes that it issues are therefore included in the Company's Condensed Consolidated Financial Statements as of March 31, 2004 and December 31, 2003 as assets and liabilities, respectively.

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

With respect to the prior securitizations structured as sales for financial accounting purposes, the Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective pre-tax discount rate of approximately 14% per annum except for certain collections from charged off receivables related to the Company's securitizations in 2001 and later where the Company has used a discount rate of approximately 25%.

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

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 18.4% to 22.5% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 16.2% to 23.2% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.3% to 5.3% of the original principal balance.

Following a securitization that is structured as a sale for financial accounting purposes, interest income is generally recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is equal to 14% per annum. In addition, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate. If the actual performance of the Contracts were worse than the original estimate, then a downward adjustment to the carrying value of the Residuals would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

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

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


As of March 31, 2004 and 2003, the Company had options outstanding to acquire 3,775,519 and 4,062,149 shares, respectively, of its common stock. Compensation cost has been recognized for certain stock options in the Consolidated Financial Statements in accordance with APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                                                  THREE MONTHS
                                                                                      ENDED
                                                                                    MARCH 31,
                                                                        ---------------------------------
                                                                             2004               2003
                                                                        --------------     --------------
                                                                             (IN THOUSANDS, EXCEPT
                                                                                 PER SHARE DATA)
Net income (loss), as reported ....................................     $      (1,407)     $       6,278

Stock-based employee compensation expense, fair value method,
  net of tax ......................................................              (186)              (263)

Previously recorded stock-based employee compensation (income)
  expense, net of tax .............................................                 1                (81)
                                                                        --------------     --------------
Pro forma net income (loss) .......................................     $      (1,592)     $       5,934
                                                                        ==============     ==============

Net income (loss) per share
Basic, as reported ................................................     $       (0.07)     $        0.31
Diluted, as reported (1) ..........................................     $       (0.07)     $        0.29

Pro forma Basic ...................................................     $       (0.08)     $        0.29
Pro forma Diluted (1) .............................................     $       (0.08)     $        0.28

----------
(1) The assumed conversion of certain subordinated debt during the three-month periods ended March 31, 2003, resulted in an increase to income for purposes of the diluted earnings per share calculation of $133,400.

Pro forma net income (loss) and income (loss) per share reflect only options granted in the years ended December 31, 1996 to March 31, 2004. Therefore, the full effect of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above, as compensation expense for options granted prior to 1996 is not considered.

PURCHASES OF COMPANY STOCK

During the three month period ended March 31, 2004, the Company did not purchase any shares of its common stock.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003, FIN 46R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in Variable Interest Entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


practicable, fair value at the date FIN 46R first applies may be used. Certain of the Company's subsidiaries are qualifying special purpose entities formed in connection with off-balance sheet securitizations and are not subject to the requirements of FIN 46R. The Company's subsidiaries that are considered variable interest entities subject to the requirements of FIN 46R, Trusts related to the Company's on-balance sheet securitizations, are currently being consolidated and are included in the Company's consolidated financial statements. The adoption of FIN 46R did not have a material effect on the Company.

(2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest:

                                                                         MARCH 31,         DECEMBER 31,
                                                                            2004               2003
                                                                       --------------     --------------
                                                                                (IN THOUSANDS)
Finance Receivables
   Automobile
      Simple interest ............................................     $     248,289      $     178,679
      Pre-compute or "Rule of 78's", net of unearned interest ....           113,344            133,339
                                                                       --------------     --------------
      Finance Receivables, net of unearned interest ..............           361,633            312,018
      Less: Unearned acquisition fees and discounts ..............           (12,718)            (9,940)
                                                                       --------------     --------------
      Finance Receivables ........................................     $     348,915      $     302,078
                                                                       ==============     ==============

The following table presents the contractual maturities of Finance Receivables, net of unearned income as of March 31, 2004:

                                                     Amount               %
                                                  ------------       -----------
                                                      (DOLLARS IN THOUSANDS)

Due in 2004 ...........................           $    11,985           3.31 %

Due in 2005 ...........................                29,356           8.12 %

Due in 2006 ...........................                32,785           9.07 %

Due in 2007 ...........................                43,917           12.14 %

Due in 2008 ...........................               129,695           35.86 %

Due thereafter ........................               113,895           31.50 %
                                                  ------------       -----------

    Total .............................           $   361,633          100.00 %
                                                  ============       ==========

The following table presents a summary of the activity for the allowance for credit losses, for the three-month periods ended March 31, 2004 and 2003:

                                                 MARCH 31,            MARCH 31,
                                                   2004                 2003
                                               -------------       -------------
                                                        (IN THOUSANDS)

Balance at beginning of period .........       $     35,889        $     25,828
Provision for credit losses ............              6,750                  66
Net charge offs ........................             (6,038)             (6,054)
                                               -------------       -------------
Balance at end of period ...............       $     36,601        $     19,840
                                               =============       =============

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(3) RESIDUAL INTEREST IN SECURITIZATIONS

The following table presents the components of the residual interest in securitizations:

                                                            MARCH 31,     DECEMBER 31,
                                                              2004            2003
                                                          ------------    ------------
                                                                 (IN THOUSANDS)
Cash, commercial paper, United States government
  securities and other qualifying investments
  (Spread Account) ..................................     $    32,318     $    35,693
Receivables from Trusts (NIRs) ......................          20,175          20,959
Overcollateralization ...............................          33,552          38,548
Investment in subordinated certificates .............          14,745          16,502
                                                          ------------    ------------
Residual interest in securitizations ................     $   100,790     $   111,702
                                                          ============    ============

The following table presents estimated remaining undiscounted credit losses included in the estimated fair value of the residual interest in securitizations as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                                   MARCH 31,      DECEMBER 31,
                                                                     2004             2003
                                                                 ------------     ------------
                                                                     (DOLLARS IN THOUSANDS)
Undiscounted estimated credit losses .......................     $    37,634      $    47,935

Managed portfolio held by non-consolidated subsidiary ......         370,712          425,534

Undiscounted estimated credit losses as percentage of
  managed portfolio held by non-consolidated subsidiary ....            10.2%            11.3%

(4) RESIDUAL INTEREST FINANCING

On March 16, 2004 a special-purpose subsidiary of CPS issued $44 million of asset-backed 10% notes. The notes, issued by CPS Auto Receivables Trust 2004-R, are rated BBB by Standard & Poor's and have a final maturity date of October 16, 2009. The notes are secured by the Company's retained interest in four securitizations sponsored by CPS, two securitizations sponsored by MFN, and two securitization transactions sponsored by TFC. The notes are non-recourse obligations of the Company and will be repaid solely from the cash distributions on the retained interests securing the notes.

(5) SECURITIZATION TRUST DEBT

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

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Outstanding        Outstanding
                                                 Initial          Principal at       Principal at       Interest Rate
         Series:         Issue Date             Principal        March 31, 2004    December 31, 2003        Range
         -------         ----------             ---------        --------------    -----------------    -------------
                                                             (Dollars in thousands)

        CPS2003-D     December 16, 2003         $  71,250          $   66,853          $   71,250      1.76 - 3.56%

        CPS2003-C    September 30, 2003            83,125              70,503              77,928      1.55 - 3.99%

        TFC2003-1          May 20, 2003            52,365              31,487              37,114             2.69%

        TFC2002-2       October 9, 2002            62,589              20,291              25,436             2.95%

        TFC2002-1        March 19, 2002            64,552               8,905              12,403             4.23%

        MFN2001-A         June 28, 2001           301,000              13,144              20,987      4.05 - 5.07%
                                               -----------         -----------         -----------
                                               $  634,881          $  211,183          $  245,118
                                               ===========         ===========         ===========

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through wholly-owned, bankruptcy remote, subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal and interest payments are guaranteed by financial guaranty insurance policies.

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain a minimum net worth, and meet other financial tests. As of March 31, 2004, the Company was not in default of any provisions of the agreements. The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of March 31, 2004, restricted cash under the various agreements totaled approximately $48.2 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(6) SENIOR SECURED DEBT

On February 3, 2003, the Company borrowed $25 million from Levine Leichtman Capital Partners II, L.P. ("LLCP"), net of fees and expenses of $1.05 million. The indebtedness, represented by the "Term D Note," was originally due in April 2003, with Company options to extend the maturity to May 2003 and January 2004,

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


upon payment of successive extension fees of $125,000. The Company paid the fees to extend the maturity to January 2004.

As of March 31, 2004, the outstanding principal balances of the Term B Note was $19.8 million. The Company repaid in full the Term C Note on January 29, 2004 and repaid $10.0 million of the Term D Note on January 15, 2004. In addition, on January 29, 2004 the maturities of the Term B Note and the Term D Note were extended to December 15, 2005 and the interest rates applicable to both notes were decreased to 11.75% per annum. The Company paid LLCP fees equal to $921,000 for these amendments, which will be amortized over the remaining life of the notes.

(7) NET GAIN ON SALE OF CONTRACTS

The following table presents components of net gain on sale of Contracts:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         2004            2003
                                                     -----------     -----------
                                                            (IN THOUSANDS)
Gain recognized on sale............................  $       --      $    3,301
Deferred acquisition fees and discounts............          --           2,291
Expenses related to sales..........................          --            (971)
Provision for credit losses........................          --             (66)
                                                     -----------     -----------
Net gain on sale of Contracts......................          --      $    4,555
                                                     ===========     ===========

No gain on sale was recorded in the quarter ended March 31, 2004 due to the July 2003 decision to structure future securitizations as secured financings, rather than as sales.

(8) INTEREST INCOME

The following table presents the components of interest income:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                            2004          2003
                                                          ---------     --------
                                                              (IN THOUSANDS)
Interest on finance receivables....................       $ 17,199      $ 5,452
Residual interest income, net......................          2,744        3,741
Other interest income..............................            480          135
                                                          ---------     --------
Net interest income................................       $ 20,423      $ 9,328
                                                          =========     ========

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(9) EARNINGS PER SHARE

Diluted earnings per share for the three month period ended March 31, 2004 and 2003, were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2004 and 2003:

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                        2004           2003
                                                                    -----------    -----------
                                                                          (IN THOUSANDS)
Weighted average number of common shares outstanding during
  the period used to compute basic earnings per share .........         20,638         20,270

Incremental common shares attributable to exercise of
  outstanding options and warrants ............................             --            511

Incremental common shares attributable to convertible debt ....             --          1,079
                                                                    -----------    -----------

Weighted average number of common shares used to compute
  diluted earnings per share ..................................         20,638         21,860
                                                                    ===========    ===========

The assumed conversion of certain subordinated debt during the three-month period ended March 31, 2003, resulted in an increase to income for purposes of the diluted earnings per share calculation of $133,400, representing interest attributable to convertible debt that would not have been incurred if the convertible debt had been converted. Diluted net earnings for purposes of the diluted earnings per share calculation totaled $6.4 million for three months ended March 31, 2003.

If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in the diluted earnings per share calculation for the three-month period ended March 31, 2004 would have included an additional 1.1 and 1.7 million shares attributable to the conversion of certain subordinated debt and the exercise of outstanding options and warrants. No such anti-dilution existed for the three-month period ended March 31, 2003.

(10) INCOME TAXES

As of December 31, 2003, the Company had a net deferred tax asset of $411,000, which included a valuation allowance of $37.4 million against certain deferred tax assets of $44.6 million. Tax liabilities, net at March 31, 2004 included $3.7 million of current taxes payable and no net deferred taxes as net deferred tax assets acquired were fully offset with a valuation allowance. The tax benefit for the three months ended March 31, 2003 is primarily the result of the resolution of certain Internal Revenue Service examinations of previously filed MFN tax returns, resulting in a tax benefit of $4.9 million, and other state tax matters. The Company has evaluated its deferred tax assets and believes that it is more likely than not that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income.

(11) LIQUIDITY

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold in securitization transactions, customer payments of principal and interest on finance receivables, fees for origination of Contracts, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest, and from the Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and

                        CONSUMER PORTFOLIO SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


other general and administrative expenses, the establishment of Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of Spread Accounts and initial overcollateralization, if any, and the increase of Credit Enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools), the rate of expansion or contraction in the Company's managed portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. The Company currently has $150 million in warehouse credit capacity, in the form of a $125 million facility and a $25 million facility. The first warehouse facility provides funding for Contracts purchased under CPS' programs while the second facility provides funding for Contracts purchased under TFC's programs. A third facility in the amount of $75 million that the Company utilized to fund Contracts under CPS' programs expired on February 21, 2004.

One of the covenants within the $125 million warehouse credit facility and four of the six term securitizations insured by this Note Insurer requires that the Company maintain additional warehouse facilities with minimum borrowing capacity of $75.0 million. With the expiration of the CPS Funding LLC facility described herein, the Company is in breach of such covenant. The Company has until June 20, 2004 to cure such breach prior to it becoming an event of default under this warehouse facility and four term securitizations. While the Company is currently in discussions with several parties about a replacement facility and believes that it will be successful in replacing the facility within the required time frame, there can be no assurances that it will do so. If the Company is unsuccessful in these efforts, the Note Insurer will have the right to declare an event of default. Remedies available to the Note Insurer in such event include, among other things, transferring the servicing rights to the portfolio that it insures to another servicer and trapping excess cash releases to the Company from its warehouse facility and four term securitizations that it insures. If the Note Insurer were to pursue either of these remedies, it would have a material adverse effect on the liquidity and the operations of the Company.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with all of these covenants as of March 31, 2004.

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

(13) SUBSEQUENT EVENTS

The Company acquired on April 2, 2004 automotive receivables and other assets of SeaWest Financial Corporation ("SeaWest"). The aggregate purchase price was approximately $63.2 million, which was funded with the proceeds of an acquisition financing facility and cash on the Company's balance sheet. In addition, the Company has been appointed the successor servicer on three separate term securitization transactions originally sponsored by SeaWest.

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

CPS was incorporated and began its operations in 1991. In March 2002 CPS acquired by merger (the "MFN Merger") MFN Financial Corp. and its subsidiaries. In May 2003, CPS acquired by merger (the "TFC Merger") TFC Enterprises Inc. and its subsidiaries. Both MFN Financial Corp and TFC Enterprises Inc., through their respective subsidiaries, were engaged in businesses substantially similar to that of CPS, and in each merger CPS acquired a portfolio of receivables that had been held by the acquired company. Each merger was accounted for as a purchase. The indirect financing programs of subsidiaries of TFC Enterprises, Inc. were directed principally to members of the United States armed forces. The Company has continued to offer such financing programs (the "TFC Programs") subsequent to the TFC merger, in addition to its other financing programs (the "CPS Programs")

On April 2, 2004, the Company purchased a portfolio of Contracts and certain other assets from SeaWest Financial Corporation.

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

CHANGE IN POLICY

In August 2003 the Company announced that it would structure its future securitization transactions to be reflected as secured financings for financial accounting purposes. Its first two term securitizations so structured occurred in September and December 2003. The Company had structured all of its prior term securitization transactions related to the CPS programs to be reflected as sales for financial accounting purposes. In the MFN Merger and in the TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. As of March 31, 2004, the Company's Condensed Consolidated Balance Sheet included net finance receivables of approximately $85.5 million and securitization trust debt of $73.8 million related to finance receivables acquired in the two mergers, out of totals of net finance receivables of approximately $312.3 million and securitization trust debt of approximately $211.2 million.

CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of March 31, 2004 was approximately $736.3 million.

RESULTS OF OPERATIONS

ACQUISITIONS

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2004 and 2003 include the results of operations of MFN Financial Corporation for the period subsequent to March 8, 2002, which is the date on which the Company acquired that corporation and its subsidiaries in the MFN Merger. See Note 1 of Notes to Condensed Consolidated Financial Statements, Acquisition of MFN Financial Corporation.

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the three months ended March 31, 2004 include the results of operations of TFC Enterprises, Inc. for the period subsequent to May 20, 2003, which is the date on which the Company acquired that corporation and its subsidiaries in the TFC Merger. See Note 1 of Notes to Condensed Consolidated Financial Statements, Acquisition of TFC Enterprises, Inc.

EFFECTS OF CHANGE IN SECURITIZATION STRUCTURE

The Company's decision to structure future securitization transactions as borrowings secured by receivables for financial accounting purposes, rather than as sales of receivables, has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the finance receivables are shown as assets of the Company on its balance sheet; (ii) the debt issued in the transactions is shown as indebtedness of the Company; (iii) cash posted to enhance the credit of the securitization transactions ("Spread Accounts") is shown as "Restricted cash" on the Company's balance sheet; (iv) the servicing fee that the Company receives in connection with such receivables is recorded as a portion of the interest earned on such receivables; (v) the Company has initially and periodically recorded as expense a provision for estimated credit losses on the receivables; and (vi) the portion of scheduled payments on the receivables representing interest is recorded as revenue as accrued.

These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations. The changes initially have resulted in the Company's reporting lower earnings than it would have reported if it had continued to structure its securitizations to require recognition of gain on sale. As a result, reported earnings have been less than they would have been had the Company continued to structure its securitizations to record a gain on sale and, accordingly, reported net earnings may be negative through 2004. Growth in the Company's portfolio of receivables in excess of current expectations would further delay achievement of positive net earnings. The Company's cash availability and cash requirements should be unaffected by the change in structure.

The Company's first two term securitizations structured as secured financings closed in September and December 2003. In March 2004 an affiliate of the Company completed a securitization of the Company's retained interest in eight securitization transactions sponsored by the Company and its affiliates, which was also structured as a secured financing. The Company's MFN and TFC subsidiaries completed term securitizations structured as secured financings prior to their becoming subsidiaries of the Company. The structures of the Company's two warehouse securitization transactions that relate to the CPS programs were amended in July 2003 to be treated as secured financings for financial accounting purposes. The Company's third warehouse securitization credit facility, which relates to the TFC programs, has been structured as a secured financing for financial accounting purposes since the date of the TFC Merger.

THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2003

REVENUES. During the three months ended March 31, 2004, revenues were $27.5 million, an increase of $4.6, or 20.1%, from the prior year period revenue amount of $22.9 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three-month period ended March 31, 2004 increased $11.1 million, or 118.9%, to $20.4 million in 2004 from $9.3 million in 2003. The primary reasons for the increase in interest income are the change in securitization structure implemented during the third quarter of 2003 as described above and the interest income earned on the portfolio of Contracts held by consolidated subsidiaries acquired in the TFC Merger. This increase was partially offset by the decline in the balance of the portfolio of Contracts acquired in the MFN Merger and a decrease in residual interest income.

The increase in interest income is offset in part by the elimination of net gain on sale revenue and a decrease in servicing fees. As a result of the change in securitization structure, zero net gain on sale of contracts was recorded in the current period, compared to $4.6 million in the year earlier period. The 2003 gain on sale amount is net of a negative fair value adjustment of $1.0 million related to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools which are held by non-consolidated subsidiaries. Net gain on sale is not expected to be a significant component of the Company's revenues in future quarters.

Servicing fees of $3.3 million in the three months ended March 31, 2004 decreased $1.3 million, or 27.8%, from $4.6 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. The Contracts in this portfolio were securitized in structures treated as sales for financial accounting purposes and, therefore, do not appear on the Company's Condensed Consolidated Balance Sheet. At March 31, 2004, the Company's managed portfolio held by non-consolidated subsidiaries had an outstanding principal balance approximating $370.7 million, compared to $506.0 million as of March 31, 2003. At March 31, 2004, the Company's managed portfolio held by consolidated subsidiaries had an outstanding principal balance approximating $365.6 million, compared to $89.6 million as of March 31, 2003. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will decline in future periods, and servicing fee revenue is anticipated to continue to decline proportionately.

At March 31, 2004, the Company was generating income and fees on a managed portfolio with an outstanding principal balance approximating $736.3 million, compared to a managed portfolio with an outstanding principal balance approximating $595.6 million as of March 31, 2003. As the portfolio of Contracts acquired in the MFN Merger amortizes, the portfolio of Contracts originated under the CPS and TFC programs continues to expand. At March 31, 2004, the managed portfolio composition was as follows:

                                                        MARCH 31, 2004                 MARCH 31, 2003
                                                    ----------------------         ----------------------
                                                     AMOUNT           %             AMOUNT           %
                                                    --------      --------         --------      --------
ORIGINATING ENTITY                                                     ($ IN MILLIONS)
CPS............................................     $ 572.2         77.7 %         $ 437.3         73.4 %
TFC............................................       110.6         15.0                --           --
MFN............................................        53.5          7.3             158.3         26.6
                                                    --------      --------         --------      --------
Total..........................................     $ 736.3        100.0 %         $ 595.6       100.0 %
                                                    ========      ========         ========      ========

The period over period decrease in other income resulted primarily from decreased recoveries on previously charged off MFN Contracts. Such recoveries were $2.6 million for the three months ended March 31, 2004, compared to $3.7 million for the same period in 2003.

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

Total operating expenses were $28.9 million for the first quarter of 2004, compared to $20.6 million for the first quarter of 2003. The increase is primarily due to the $6.8 million expense recorded as provision for credit loss during the 2004 period.

Personnel costs increased to $9.7 million during the three months ended March 31, 2004, representing 33.4% of total operating expenses, from $8.4 million for the comparable 2003 period, or 41.1% of total operating expenses. The increase is primarily the result of staff additions related to the TFC Merger in May 2003. This increase was partially offset by staff reductions since the MFN Merger in 2002 related to the integration and consolidation of certain service and administrative activities and the decline in the balance of the portfolio of Contracts acquired in the MFN Merger.

General and administrative expenses remained constant at $4.0 million, or 13.7% of total operating expenses, in the first quarter of 2004, as compared to 19.6% of total operating expenses, in the first quarter of 2003. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit loss.

Interest expense for the three-month period ended March 31, 2004, increased $382,000, or 6.9%, to $5.9 million, compared to $5.5 million in the comparable period in 2003. The small net increase is the result of changes in the amount and composition of securitization trust debt carried on the Company's Condensed Consolidated Balance Sheet: such debt increased as a result of the TFC Merger and the change in securitization structure implemented beginning in July 2003, partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger. As the Company continues to structure future securitization transactions as secured financings, securitization trust debt and the related interest expense are expected to increase.

No income tax benefit was recorded in the 2004 period and the Company expects to record no tax benefit for the remainder of 2004. In the 2003 period, an income tax benefit of $3.9 million was recorded. The income tax benefit in the prior period was primarily the result of the resolution of certain IRS examinations of tax returns filed by MFN prior to the MFN Merger. The resulting tax benefit of $4.9 million was offset in part by an income tax provision of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold in securitization transactions, customer payments of principal and interest on finance receivables, fees for origination of Contracts, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest, and from the Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of Spread Accounts, associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of Spread Accounts and initial overcollateralization, if any, and the increase of Credit Enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related Spread Accounts), the rate of expansion or contraction in the Company's managed portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Net cash provided by operating activities for the three months ended March 31, 2004 was $60.3 million. Net cash provided by operating activities for the three months ended March 31, 2003, was $24.6 million. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts and from the amortization and liquidation of Contracts offset by the purchase of finance receivables.

Net cash used in investing activities for the three months ended March 31, 2004 and 2003, was $83.2 million and $35,000, respectively.

Net cash provided by financing activities for the three months ended March 31, 2004, was $32.6 million compared with net cash used in financing activities of $16.1 million for the three months ended March 31, 2003. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. The Company currently has $150 million in warehouse credit capacity, in the form of a $125 million facility and a $25 million facility. The first warehouse facility provides funding for Contracts purchased under CPS' programs while the second facility provides funding for Contracts purchased under TFC's programs. A third facility in the amount of $75 million that the Company utilized to fund Contracts under CPS' programs expired on February 21, 2004.

The $125 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Warehouse Trust. This facility was established on March 7, 2002, in the maximum amount of $100 million. Such maximum amount was increased to $125 million in November 2002. Approximately 73% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility bear interest at a rate of one-month commercial paper plus 1.18% per annum. This facility was renewed in April 2004 and expires on April 1, 2005.

One of the covenants within this the $125 million warehouse credit facility and four of the six term securitizations insured by this Note Insurer requires that the Company maintain additional warehouse facilities with minimum borrowing capacity of $75.0 million. With the expiration of the CPS Funding LLC facility described herein, the Company is in breach of such covenant. The Company has until June 20, 2004 to cure such breach prior to it becoming an event of default under this warehouse facility and four term securitizations. While the Company is currently in discussions with several parties about a replacement facility and believes that it will be successful in replacing the facility within the required time frame, there can be no assurances that it will do so. If the Company is unsuccessful in these efforts, the Note Insurer will have the right to declare an event of default. Remedies available to the Note Insurer in such event include, among other things, transferring the servicing rights to the portfolio that it insures to another servicer and trapping excess cash releases to the Company from its warehouse facility and four term securitizations that it insures. If the Note Insurer were to exercise either of these remedies, it would have a material adverse effect on the liquidity and the operations of the Company.

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

These facilities are independent of each other. Prior to the expiration of the CPS Funding LLC facility, two different financial institutions purchased the notes issued by these facilities, and three different insurers insured the notes. Currently one financial institution purchases the notes issued by these facilities, and two different insurers insure the notes. Up through June 30, 2003, sales of Contracts to the special purpose subsidiaries ("SPS") related to the first two facilities had been treated as sales for financial accounting purposes. The Company, therefore, removed these securitized Contracts and related debt from its Condensed Consolidated Balance Sheet and recognized a gain on sale in the Company's Condensed Consolidated Statement of Operations. Indebtedness related to Contracts funded by the third facility, however, is on the Company's Condensed Consolidated Balance Sheet and no gain on sale has ever been recognized in the Company's Condensed Consolidated Statement of Operations. During July 2003, each of the first two facilities was amended, with the effect that subsequent use of such facilities is treated for financial accounting purposes as borrowing secured by such receivables, rather than as a sale of receivables. The effects of that amendment are similar to those discussed above with respect to the change in securitization structure.

Cash used to increase Credit Enhancement amounts to required levels for the three-month periods ended March 31, 2004 and 2003 was $635,000 and $3.9 million, respectively. Cash released from Trusts and their related Spread Accounts to the Company for the three month periods ended March 31, 2004 and 2003, was $6.2 million and $9.0 million, respectively. Changes in the amount of Credit Enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related. During the three months ended March 31, 2003 the Company made initial deposits to Spread Accounts and funded initial overcollateralization of $10.7 million related to its term securitization transactions. The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, and increase Credit Enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases the required level of initial Credit Enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of March 31, 2004, the Company had cash on hand of $42.9 million and available Contract purchase commitments from its warehouse credit facilities of $74.0 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. The Company was in compliance with all of these covenants as of March 31, 2004.

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

CRITICAL ACCOUNTING POLICIES

(a) ALLOWANCE FOR FINANCE CREDIT LOSSES

In order to estimate an appropriate allowance for losses incurred on finance receivables held on the Company's Condensed Consolidated Balance Sheet, the Company uses a loss allowance methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for known and inherent losses in its portfolio of finance receivable Contract. Provision for loss is charged to the Company's Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, the Company's level of provisioning and/or allowance may change as well.

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

As of March 31, 2004 and December 31, 2003 the line item "Residual interest in securitizations" on the Company's Consolidated Balance Sheet represents the residual interests in certain term securitizations but no residual interest in warehouse securitizations, because the Company's warehouse securitizations were restructured in July 2003 as secured financings. Subsequent term securitizations in September 2003 and December 2003 were also structured as secured financings. The warehouse securitizations are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

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

The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes which it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 70% to 73% of the aggregate principal balance of the Contracts (that is, at least 27% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003 the warehouse securitizations related to the CPS programs were amended to provide for the transactions to be reflected as secured financings for financial accounting purposes. The Contracts held by the warehouse SPS and the promissory notes that it issues are therefore included in the Company's Condensed Consolidated Financial Statements as of March 31, 2004 and December 31, 2003 as assets and liabilities, respectively.

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

With respect to the prior securitizations structured as sales for financial accounting purposes, the Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective pre-tax discount rate of approximately 14% per annum except for certain collections from charged off receivables related to the Company's securitizations in 2001 and later where the Company has used a discount rate of approximately 25%.

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

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. The Company has used prepayment estimates of approximately 18.4% to 22.5% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 16.2% to 23.2% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.3% to 5.3% of the original principal balance.

Following a securitization that is structured as a sale for financial accounting purposes, interest income is generally recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is equal to 14% per annum. In addition, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate. If the actual performance of the Contracts were worse than the original estimate, then a downward adjustment to the carrying value of the Residuals and a related expense would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

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

In determining the possible realization of deferred tax assets, future taxable income from the following sources are considered: (a) the reversal of taxable temporary differences; (b) future operations exclusive of reversing temporary differences; and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 18.4% to 22.5% cumulatively over the lives of the related Contracts, that charge-offs as a percentage of original balances will approximate 16.2% to 23.2% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.3% to 5.3% of original principal balances. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.

Additional risk factors, any of which could have a material effect on the Company's performance, are set forth below:

DEPENDENCE ON WAREHOUSE FINANCING. The Company's primary source of day-to-day liquidity is continuous securitization of Contracts, under which it sells or pledges Contracts, as often as once a week, to either of two special-purpose affiliated entities. Such transactions function as a "warehouse," in which Contracts are held. The Company expects to continue to effect similar transactions (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to maintain its existing structure or is unable to arrange new warehouse facilities, the Company may have to curtail Contract purchasing activities, which could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company is currently in breach of a covenant under one of its warehouse facilities to maintain $75 million in additional minimum warehouse borrowing capacity. The Company has until June 20, 2004 to cure such breach prior to it becoming an event of default under one warehouse facility and four term securitizations. While the Company is currently in discussions with several parties about a replacement facility and believes that it will be successful in replacing the facility within the required time frame, there can be no assurances that it will do so. If the Company is unsuccessful in these efforts, the Note Insurer will have the right to declare an event of default. Remedies available to the Note Insurer in such event include, among other things, transferring the servicing rights to the portfolio that it insures to another servicer and trapping excess cash releases to the Company from its warehouse facility and four term securitizations that it insures. If the Note Insurer were to pursue either of these remedies, it would have a material adverse effect on the liquidity and operations of the Company.

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

DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the three month period ended March 31, 2004, no Dealer accounted for more than 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition and results of operations.

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

The Company is subject to market risks due to fluctuations in interest rates primarily as a result of its commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of financial instruments:

                                       MARCH 31,               DECEMBER 31,
                                         2004                      2003
                                 ---------------------     --------------------
                                 CARRYING       FAIR       CARRYING      FAIR
FINANCIAL INSTRUMENT              VALUE         VALUE       VALUE        VALUE
--------------------              -----         -----       -----        -----
                                     (IN THOUSANDS)            (IN THOUSANDS)

Finance receivables, net .....   $312,314     $312,314     $266,189     $266,189
Notes payable ................      2,689        2,689        3,330        3,330
Securitization trust debt ....    211,183      211,183      245,118      245,118
Senior secured debt ..........     34,829       34,829       49,965       49,965
Subordinated debt ............     35,000       35,413       35,000       35,506
Related party debt ...........     17,500       17,467       17,500       17,763

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


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information provided under the caption "Legal Proceedings" in the Company's annual report on Form 10-K for the year ended December 31, 2003 ("annual report"), is incorporated herein by reference.

The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's 10.50% Participating Equity Notes due 2004 matured on April 15, 2004. On that date, the Company paid the aggregate outstanding principal balance of such notes, in the amount of $15,000,000, and the accrued interest thereon.

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

     (b) The Company filed one report on Form 8-K during the quarter for which this report is filed. Such report was filed on March 19, 2004. It reported information under item 12 of Form 8-K, to the effect that the Company had issued a quarterly earnings release. Pursuant to Item 7, the text of such release was attached as an exhibit.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CONSUMER PORTFOLIO SERVICES, INC.
                                           (Registrant)

Date: May 13, 2004

                                           /S/ CHARLES E. BRADLEY, JR.
                                           -------------------------------------
                                           Charles E. Bradley, Jr.
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (Principal Executive Officer)

Date: May 13, 2004

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