Form 10-Q
period 2004-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2004-08-16
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 12, 2004 the registrant had 21,354,069 common shares outstanding.

================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Balance Sheets as of
                June 30, 2004 and December 31, 2003............................3

                Unaudited Condensed Consolidated Statements of Operations
                for the three-month and six-month periods ended June 30,
                2004 and 2003 .................................................4

                Unaudited Condensed Consolidated Statements of Cash Flows
                for the six-month periods ended June 30, 2004 and 2003.........5

                Notes to Unaudited Condensed Consolidated Financial
                Statements.....................................................6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................21

Item 3.         Quantitative and Qualitative Disclosures About Market Risk....36

Item 4.         Controls and Procedures.......................................37


                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.............................................38

Item 2.         Changes in Securities, Use of Proceeds and Issuer Purchases
                of Equity Securities..........................................38

Item 4          Submission of Matters to a Vote of Security Holders...........39

Item 6.         Exhibits and Reports on Form 8-K..............................39

Signatures....................................................................40

Certifications................................................................41


ITEM 1.  FINANCIAL STATEMENTS

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                   JUNE 30,      DECEMBER 31,
                                                                     2004            2003
                                                                  ----------      ----------
ASSETS
Cash                                                              $  15,292       $  33,209
Restricted cash                                                      70,049          67,277

Finance receivables                                                 460,005         302,078
Less: Allowance for finance credit losses                           (38,731)        (35,889)
                                                                  ----------      ----------
Finance receivables, net                                            421,274         266,189

Servicing fees receivable                                             5,573           3,942
Residual interest in securitizations                                 81,304         111,702
Furniture and equipment, net                                          1,740             826
Deferred financing costs                                              4,443           1,529
Other assets                                                         13,925           7,796
                                                                  ----------      ----------
                                                                  $ 613,600       $ 492,470
                                                                  ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                             $  23,088       $  22,920
Warehouse lines of credit                                            57,114          33,709
Tax liabilities, net                                                  3,083           2,768
Capital lease obligation                                                424              --
Notes payable                                                         2,132           3,330
Residual interest financing                                          33,799              --
Securitization trust debt                                           337,058         245,118
Senior secured debt                                                  59,829          49,965
Subordinated debt                                                    15,000          35,000
Related party debt                                                       --          17,500
                                                                  ----------      ----------
                                                                    531,527         410,310
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                              --              --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                             --              --
Common stock, no par value; authorized
   30,000,000 shares; 21,286,769 and 20,588,924
   shares issued and outstanding at June 30, 2004 and
   December 31, 2003, respectively                                   65,701          64,397
Retained earnings                                                    19,411          20,992
Comprehensive loss - minimum pension benefit obligation, net         (2,426)         (2,426)
Deferred compensation                                                  (613)           (803)
                                                                  ----------      ----------
                                                                     82,073          82,160
                                                                  ----------      ----------
                                                                  $ 613,600       $ 492,470
                                                                  ==========      ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



                              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                       ------------------------     ------------------------

                                                         2004            2003          2004          2003
                                                       ---------      ---------     ---------      ---------
REVENUES:
Gain on sale of contracts, net                         $     --       $  4,109      $     --       $  8,664
Interest income                                          25,722         11,442        46,145         20,770
Servicing fees                                            3,507          4,463         6,831          9,065
Other income                                              3,458          4,333         7,233          8,763
                                                       ---------      ---------     ---------      ---------
                                                         32,687         24,347        60,209         47,262
                                                       ---------      ---------     ---------      ---------
EXPENSES:
Employee costs                                            9,794          9,442        19,447         17,889
General and administrative                                6,466          4,049        10,433          8,081
Interest                                                  7,500          5,086        13,412         10,617
Provision for credit losses                               6,300             --        13,050             --
Marketing                                                 1,784          1,395         3,317          2,728
Occupancy                                                   808          1,004         1,751          1,984
Depreciation and amortization                               209            239           380            477
                                                       ---------      ---------     ---------      ---------
                                                         32,861         21,215        61,790         41,776
                                                       ---------      ---------     ---------      ---------
Income (loss) before income tax expense (benefit)          (174)         3,132        (1,581)         5,486
Income tax expense (benefit)                                 --            490            --         (3,434)
                                                       ---------      ---------     ---------      ---------
Net income (loss)                                      $   (174)      $  2,642      $ (1,581)      $  8,920
                                                       =========      =========     =========      =========

Earnings (loss) per share:
  Basic                                                $  (0.01)      $   0.13      $  (0.08)      $   0.44
  Diluted                                                 (0.01)          0.12         (0.08)          0.41

Number of shares used in computing
 earnings (loss) per share:
  Basic                                                  21,016         20,209        20,827         20,239
  Diluted                                                21,016         21,565        20,827         22,160


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                       CONSUMER PORTFOLIO SERVICES, INC.

                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (IN THOUSANDS)


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                             --------------------------
                                                                                2004            2003
                                                                             ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $  (1,581)      $   8,920
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                                 380             477
     Amortization of deferred financing costs                                    1,206           1,413
     Provision for credit losses                                                13,050             526
     NIR gains recognized                                                           --          (6,676)
     Loss on sale of furniture and equipment                                         8              --
     Stock-based compensation expense                                              148             447
     Releases of cash from Trusts to Company                                    12,140          13,859
     Initial deposits to Trusts                                                     --         (17,299)
     Net deposits to Trusts to increase Credit Enhancement                      (1,344)         (1,325)
     Decrease in receivables from Trusts and investment in
       subordinated certificates                                                19,602           7,769
     Changes in assets and liabilities:
       Restricted cash                                                          (2,772)          2,819
       Purchases of contracts held for sale                                         --        (182,045)
       Amortization and liquidation of contracts held for sale                      --         216,769
       Servicing fees receivable and other assets                               (7,825)          3,885
       Accounts payable and accrued expenses                                       168          (1,299)
       Tax liabilities, net                                                        315          (1,348)
                                                                             ----------      ----------
          Net cash provided by operating activities                             33,495          46,892

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of contracts held for investment                                 (255,422)             --
   Amortization of contracts held for investment                                87,287              --
   Purchase of furniture and equipment                                            (758)            (67)
   Purchase of subsidiary, net of cash acquired                                     --         (10,181)
                                                                             ----------      ----------
          Net cash used in investing activities                               (168,893)        (10,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior secured debt                                25,000          25,000
   Proceeds from issuance of securitization trust debt                         160,728              --
   Proceeds from issuance of residual financing debt                            44,000              --
   Net proceeds from warehouse lines of credit                                  23,405           2,188
   Repayment of residual interest financing debt                               (10,201)             --
   Repayment of securitization trust debt                                      (68,788)        (37,205)
   Repayment of senior secured debt                                            (15,136)        (22,576)
   Repayment of subordinated debt                                              (20,000)            (34)
   Repayment of capital lease obligations                                          (56)            (51)
   Repayment of notes payable                                                   (1,198)         (1,058)
   Repayment of related party debt                                             (16,500)             --
   Payment of financing costs                                                   (4,120)         (1,300)
   Purchase of common stock                                                        (25)         (1,116)
   Exercise of options and warrants                                                372             172
                                                                             ----------      ----------
          Net cash provided by (used in) financing activities                  117,481         (35,980)
                                                                             ----------      ----------
Increase (decrease) in cash                                                    (17,917)            664

Cash at beginning of period                                                     33,209          32,947
                                                                             ----------      ----------
Cash at end of period                                                        $  15,292       $  33,611
                                                                             ==========      ==========

Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for:
        Interest                                                             $  12,425       $   7,849
        Income taxes                                                               831          (2,085)

Supplemental disclosure of non-cash investing and financing activities:
      Stock compensation                                                     $      42       $     447
      Conversion of related party debt to common stock                           1,000              --
      Furniture and equipment acquired through capital leases                      480              --

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                           JUNE 30,             DECEMBER 31,              MARCH 8,
                                                                            2004(1)   ACTIVITY      2003      ACTIVITY     2002
                                                                          -------     -------     -------     -------     -------
                                                                                               (IN THOUSANDS)
Severance payments and consulting contracts ........................      $   --      $   --      $   --      $3,215      $3,215
Facilities closures ................................................       1,551         338       1,889         263       2,152
Termination of contracts, leases, services and other obligations....          --          --          --         597         597
Acquisition expenses accrued but unpaid ............................          --          --          --         250         250
                                                                          -------     -------     -------     -------     -------

Total liabilities assumed ..........................................      $1,551      $  338      $1,889      $4,325      $6,214
                                                                          =======     =======     =======     =======     =======

-----------
(1) The initial accrual amount recorded was $6.2 million on March 8, 2002 and the remaining accrual recorded in the Condensed Consolidated Balance Sheet of the Company is approximately $1.6 million, $1.9 million, and $2.9 million as of June 30, 2004, December 31, 2003 and December 31, 2002, respectively. The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of MFN, and that amounts indicated above are reasonably allocated.


The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three and six months ended June 30, 2004 and 2003, include the balance sheet accounts and results of operations of MFN Financial Corporation.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                               MARCH 8, 2002
                                                                 ---------
                                                               (IN THOUSANDS)
Cash ......................................................      $ 93,782
Restricted cash ...........................................        25,499
Finance Contracts, net ....................................       186,554
Residual interest in securitizations ......................        32,485
Other assets ..............................................        12,006
                                                                 ---------
      Total assets acquired ...............................       350,326
                                                                 ---------
Securitization trust debt .................................       156,923
Subordinated debt .........................................        22,500
Accounts payable and other liabilities ....................        30,242
                                                                 ---------
      Total liabilities assumed ...........................       209,665
                                                                 --------
      Net assets acquired .................................       140,661
      Less: purchase price ................................       123,249
                                                                 ---------
      Excess of net assets acquired over purchase price....      $ 17,412
                                                                 =========


ACQUISITION OF TFC ENTERPRISES, INC.

On May 20, 2003, CPS acquired TFC Enterprises, Inc., a Delaware corporation ("TFC") and its subsidiaries, by the merger (the "TFC Merger") of a direct, wholly-owned subsidiary of CPS, with and into TFC. In the TFC Merger, TFC became a wholly-owned subsidiary of CPS. CPS thus acquired the assets of TFC and its subsidiaries, which consisted principally of interests in motor vehicle installment sales finance Contracts, interests in securitized pools of such Contracts, and the facilities for originating and servicing such Contracts. The TFC Merger was accounted for as a purchase.

TFC, through its primary operating subsidiary, "The Finance Company," purchases motor vehicle installment sales finance Contracts from automobile Dealers, and securitizes and services such Contracts. CPS has continued to use the assets acquired in the TFC Merger in the automobile finance business.

In connection with the integration and consolidation of certain activities between CPS and TFC, the Company has recognized certain liabilities related to the costs to integrate certain activities and terminate the affected employees of TFC. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. The total of these liabilities recognized by the Company at the time of the merger was $4.5 million. These costs include the following:

                                                    JUNE 30,               DECEMBER 31,
                                                    2004(1)     ACTIVITY      2003
                                                     ------      ------      ------
                                                             (IN THOUSANDS)
Severance payments and consulting contracts....      $1,860      $  466      $2,326
Facilities closures ...........................       1,006         225       1,231
Other obligations .............................          75         159         234
                                                     ------      ------      ------

    Total liabilities assumed .................      $2,941      $  850      $3,791
                                                     ======      ======      ======

------------
(1) The initial accrual amount recorded was $4.5 million on May 20, 2003 and the remaining accrual recorded in the Condensed Consolidated Balance Sheet of the Company is approximately $2.9 million and $3.8 million as of June 30, 2004 and December 31, 2003, respectively. The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of TFC, and that amounts indicated above are reasonably allocated.

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


At the closing of the TFC Merger, each outstanding share of common stock of TFC became a right to receive $1.87 per share in cash. The total merger consideration paid to stockholders of TFC was approximately $21.6 million. The recipients of the total merger consideration had no material relationship with CPS, its directors, its officers or any associates of such directors or officers, to the best of CPS's knowledge. The merger consideration was paid with existing cash of CPS. The aggregate purchase price, including expenses related to the transaction, was approximately $23.7 million.

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three and six months ended June 30, 2004, include the balance sheet accounts of TFC Enterprises, Inc. as of June 30, 2004 and the results of operations subsequent to May 20, 2003, the merger date. The Company has recorded certain purchase accounting adjustments on its Condensed Consolidated Balance Sheet, which are estimates based on available information.

The following table summarizes the recorded amounts of the assets acquired and liabilities assumed at the date of acquisition.

                                              MAY 20, 2003
                                              ------------
                                             (IN THOUSANDS)
Cash .....................................      $ 13,545
Restricted cash ..........................        17,723
Finance Contracts, net ...................       125,108
Other assets .............................           502
                                                --------
      Total assets acquired ..............       156,878
                                                --------
Securitization trust debt ................       115,597
Subordinated debt ........................         6,321
Capital lease obligations ................            17
Accounts payable and other liabilities....        11,217
                                                --------
      Total liabilities assumed ..........       133,152
                                                --------
      Purchase price .....................        23,726
                                                ========


PRO FORMA RESULTS OF OPERATIONS

Selected unaudited pro forma combined results of operations for the three- and six-month periods ended June 30, 2003, assuming the TFC Merger occurred on January 1, 2003, are as follows:

                                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                        JUNE 30,            JUNE 30,
                                    ----------------   ----------------
                                          2003              2003
                                    ----------------   ----------------
                                              (IN THOUSANDS)
Total revenue ................      $         26,340   $         52,926
Net earnings .................      $          2,646   $          9,349
Basic net earnings per share .      $           0.13   $           0.46
Diluted net earnings per share      $           0.12   $           0.43



ACQUISITION OF RECEIVABLES AND OTHER ASSETS FROM SEAWEST FINANCIAL CORPORATION

The Company acquired on April 2, 2004 automotive receivables and other assets (the "SeaWest Asset Acquisition") of SeaWest Financial Corporation ("SeaWest"). The aggregate purchase price was approximately $63.2 million, which was funded with the proceeds of an acquisition financing facility and existing cash. The other assets included a $2.8 million note to an affiliate of SeaWest and certain furniture and equipment. In addition, the Company has been appointed the successor servicer on three separate term securitization transactions originally sponsored by SeaWest (the "SeaWest Third Party Portfolio").


BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

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

In addition, the Company announced in August 2003 that it would structure its future term securitization transactions so that they would be treated for financial accounting purposes as borrowings secured by receivables, rather than as sales of receivables. The new structure for the warehouse facilities described in the preceding paragraph and the change in structure of the Company's term securitizations has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the finance receivables are shown as assets of the Company on its balance sheet; (ii) the debt issued in the transactions is shown as indebtedness of the Company on its balance sheet; (iii) cash deposited to enhance the credit of the securitization transactions is shown as "restricted cash" on the Company's balance sheet; (iv) cash collected from borrowers and other sources related to the receivables prior to making the required payments under the Securitization Agreements is also shown as "Restricted cash" on the Company's balance sheet; (v) the servicing fee that the Company receives in connection with such receivables is recorded as a portion of the interest earned on such receivables in the Company's statements of operations; (vi) the Company has initially and periodically recorded as expense a provision for estimated credit losses on the receivables in the Company's statements of operations; and (vii) the portion of scheduled payments on the receivables representing interest is recorded as revenue as accrued in the Company's statements of operations.

These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations. The changes initially have resulted in the Company reporting lower earnings than it would have reported if it had continued structuring its securitizations to require recognition of gain on sale.


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

As of June 30, 2004 and December 31, 2003, the line item "Residual interest in securitizations" on the Company's Condensed Consolidated Balance Sheet represents the residual interests in certain term securitizations but no residual interest in warehouse securitizations, because the Company's warehouse securitizations were restructured in July 2003 as secured financings. Subsequent term securitizations of receivables purchased under the CPS programs in

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


September 2003, December 2003 and May 2004 were also structured as secured financings. In addition, in June 2004, an affiliate of the Company completed a term securitization of Contracts purchased in the SeaWest Asset Acquisition and under TFC's programs, which was structured as a secured financing. The warehouse securitizations are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Condensed Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.


The Company's securitization structure is generally as follows:

The Company sells Contracts it acquires to a wholly-owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain or sell subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (a "Note Insurer"). In addition, the Company provides "Credit Enhancement" for the benefit of the
Note Insurer and the investors in the form of an initial cash deposit to a bank account (a "Spread Account") held by the Trust, in the form of overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts; in the form of subordinated Notes; or some combination of such Credit Enhancements. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the remaining unpaid principal amount under the related Contracts. The specified levels at which the Credit Enhancements are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to a specified percentage of the initial aggregate balance.

The prior securitizations that were treated as sales for financial accounting purposes differ from secured financings in that the Trust to which the SPS sold the Contracts in those prior securitizations met the definition of a qualified special purpose entity under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of the Trust in those prior securitizations are not consolidated into the Company's Condensed Consolidated Balance Sheet.

The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes that it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 73.0% to 73.5% of the aggregate principal balance of the Contracts (that is, at least 26.5% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003, the warehouse securitizations related to the CPS programs were amended to provide for the transactions to be reflected as secured financings for financial accounting purposes. The Contracts held by the warehouse SPS and the promissory notes that it issues are therefore included in the Company's Condensed Consolidated Financial Statements as of June 30, 2004 and December 31, 2003 as assets and liabilities, respectively.

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

With respect to the prior securitizations structured as sales for financial accounting purposes, the Company allocated its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognized gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective pre-tax discount rate of approximately 14% per annum except for certain collections from charged off receivables related to the Company's securitizations in 2001 and later for which the Company has used a discount rate of approximately 25%.

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

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. As of June 30, 2004, the Company has used prepayment estimates of approximately 18.9% to 23.5% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals as of June 30, 2004, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 15.6% to 23.5% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.5% to 5.4% of the original principal balance.

Following a securitization that is structured as a sale for financial accounting purposes, interest income is generally recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is equal to 14% per annum. In addition, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate. If the actual performance of the Contracts were worse than the original estimate, then an impairment loss would be required to reduce the carrying value of the Residuals. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

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


STOCK BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, whereby stock options are recorded at intrinsic value equal to the excess of the share price over the exercise price at the measurement date. The Company provides the pro forma net income (loss), pro forma earnings (loss) per share, and stock based compensation plan disclosure requirements as set forth in SFAS No. 123. The Company accounts for re-priced options as variable awards.

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Compensation cost has been recognized for certain stock options in the Consolidated Financial Statements in accordance with APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,                     JUNE 30,
                                                                  ------------------------      --------------------------

                                                                      2004         2003            2004            2003
                                                                  -----------   ----------      ----------      ----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported .............................      $     (174)   $   2,642       $  (1,581)          8,920
Stock-based employee compensation expense,
fair value method, net of tax ..............................            (209)        (162)           (396)           (425)
Previously recorded stock-based employee
compensation expense, intrinsic value method, net of tax....              85          340              86             259
                                                                  -----------   ----------      ----------      ----------

Pro forma net income (loss) ................................      $     (298)   $   2,820       $  (1,891)          8,754
                                                                  ===========   ==========      ==========      ==========

Net income (loss) per share
Basic, as reported .........................................      $    (0.01)   $    0.13       $   (0.08)      $    0.44
Diluted, as reported (1) ...................................      $    (0.01)   $    0.12       $   (0.08)      $    0.41

Pro forma Basic ............................................      $    (0.01)   $    0.14       $   (0.09)      $    0.43
Pro forma Diluted (1) ......................................      $    (0.01)   $    0.13       $   (0.09)      $    0.41


----------
(1) The assumed conversion of certain subordinated debt during the three- and six-month periods ended June 30, 2003, resulted in an increase to income for purposes of the diluted earnings per share calculation of $18,000 and $268,000, respectively.


Pro forma net income (loss) and income (loss) per share reflect only options granted in the years ended December 31, 1996 to June 30, 2004. Therefore, the full effect of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above, as compensation expense for options granted prior to 1996 is not considered.

PURCHASES OF COMPANY STOCK

During the six-month periods ended June 30, 2004 and 2003, the Company purchased 6,738 and 519,926 shares, respectively, of its common stock at an average price of $3.75 and $2.15, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003, FIN 46R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in Variable Interest Entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used. Certain of the Company's subsidiaries are qualifying special purpose entities formed in connection with off-balance sheet securitizations and are not subject to the requirements of FIN 46R. The Company's subsidiaries that are considered VIEs subject to the requirements of FIN 46R consist of Trusts related to the Company's on-balance sheet securitizations, which are currently consolidated and in the Company's consolidated financial statements. The adoption of FIN 46R did not have a material effect on the Company.


(2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest:

                                                                      JUNE 30,      DECEMBER 31,
                                                                       2004            2003
                                                                    ----------      ----------
Finance Receivables                                                      (IN THOUSANDS)
Automobile
  Simple Interest ............................................      $ 375,104       $ 178,679
  Pre-compute or "Rule of 78's", net of unearned interest ....        110,845         133,339
                                                                    ----------      ----------
  Finance Receivables, net of unearned interest ..............        485,949         312,018
  Less: Unearned acquisition fees and discounts ..............        (25,944)         (9,940)
                                                                    ----------      ----------
  Finance Receivables ........................................      $ 460,005       $ 302,078
                                                                    ==========      ==========

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following table presents the contractual maturities of Finance Receivables, net of unearned income as of June 30, 2004:

                                                    AMOUNT                 %
                                                   --------             -------
                                                       (DOLLARS IN THOUSANDS)
Due in 2004 .........................              $  6,238               1.29%
Due in 2005 .........................                27,435               5.65%
Due in 2006 .........................                45,602               9.38%
Due in 2007 .........................                60,204              12.39%
Due in 2008 .........................               142,405              29.30%
Due thereafter ......................               204,065              41.99%
                                                   --------             -------

  Total .............................              $485,949             100.00%
                                                   ========             =======


The following table presents a summary of the activity for the allowance for credit losses for the six-month periods ended June 30, 2004 and 2003:

                                                        JUNE 30,        JUNE 30,
                                                         2004            2003
                                                       ---------       ---------
                                                            (IN THOUSANDS)

Balance at beginning of period ...........                 ......$35,889$25,828
Addition to allowance for credit losses from
  acquisitions .................................             --          24,271
Provision for credit losses ....................         13,050             526
Net charge offs ................................        (10,208)        (10,283)
                                                       ---------       ---------
Balance at end of period .......................       $ 38,731        $ 40,342
                                                       =========       =========

(3) RESIDUAL INTEREST IN SECURITIZATIONS

The following table presents the components of the residual interest in securitizations:

                                                       JUNE 30,    DECEMBER 31,
                                                         2004          2003
                                                       ---------    ---------
                                                          (IN THOUSANDS)

Cash, commercial paper, United States government
  securities and other qualifying investments
  (Spread Account) .................................   $ 29,363     $ 35,693
Receivables from Trusts (NIRs) .....................     20,097       20,959
Overcollateralization ..............................     27,540       38,548
Investment in subordinated certificates ............      4,304       16,502
                                                       ---------    ---------

Residual interest in securitizations ...............   $ 81,304     $111,702
                                                       =========    =========

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following table presents estimated remaining undiscounted credit losses included in the estimated fair value of the residual interest in securitizations as a percentage of the Company's servicing portfolio subject to recourse provisions:

                                                         JUNE 30,    DECEMBER 31,
                                                           2004          2003
                                                         --------      --------
                                                         (DOLLARS IN THOUSANDS)

Undiscounted estimated credit losses ..................  $ 29,428      $ 47,935
Managed portfolio held by non-consolidated subsidiary..   322,953       425,534
Undiscounted estimated credit losses as percentage of
managed portfolio held by non-consolidated subsidiary..      9.1%         11.3%


(4) RESIDUAL INTEREST FINANCING

On March 16, 2004, a special-purpose subsidiary of CPS issued $44 million of asset-backed 10% notes. The notes, issued by CPS Auto Receivables Trust 2004-R, are rated BBB by Standard & Poor's and have a final maturity date of October 16, 2009. The notes are secured by the Company's retained interest in four securitizations sponsored by CPS, two securitizations sponsored by MFN, and two securitization transactions sponsored by TFC. The notes are non-recourse obligations of the Company and will be repaid solely from the cash distributions on the retained interests securing the notes.


(5) SECURITIZATION TRUST DEBT

The Company's MFN and TFC subsidiaries have completed a number of securitization transactions that are treated as secured borrowings for financial accounting purposes, rather than as sales. CPS completed two such term securitization transactions in 2003 and one in the six months ended June 30, 2004. In addition, a subsidiary created as part of the SeaWest Asset Acquisition, Pacific Coast Receivables Corp., completed a similarly structured transaction in June 2004. The debt issued in these transactions is shown on the Company's consolidated balance sheet as "Securitization Trust Debt," and the components of such debt are summarized in the following table:

                                                                Outstanding         Outstanding      Weighted Average
                                              Initial           Principal at        Principal at       Coupon as of
Series                Issue Date             Principal         June 30, 2004     December 31, 2003     June 30, 2004
--------------- ------------------------ ----------------- -------------------- ------------------- ----------------
                                                   (Dollars in thousands)
    PCR2004-1             June 24, 2004  $         76,257  $            76,257  $              N/A           3.07%
    CPS2004-A               May 5, 2004            76,347               73,001                 N/A           3.16%
    CPS2003-D         December 16, 2003            71,250               63,907              71,250           2.88%
    CPS2003-C        September 30, 2003            83,125               66,828              77,928           2.76%
    TFC2003-1              May 20, 2003            52,365               26,127              37,114           2.69%
    TFC2002-2           October 9, 2002            62,589               15,550              25,436           2.95%
    TFC2002-1            March 19, 2002            64,552                6,009              12,403           4.23%
    MFN2001-A             June 28, 2001           301,000                9,379              20,987           5.07%
                                         ----------------- -------------------- -------------------
                                         $        787,485  $           337,058  $          245,118
                                         ================= ==================== ===================

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through wholly-owned, bankruptcy remote, subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company.

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain a minimum net worth and meet other financial tests. As of June 30, 2004, the Company was not in default of any provisions of the agreements as amended. The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of June 30, 2004, restricted cash under the various agreements totaled approximately $61.3 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

The wholly-owned bankruptcy remote subsidiaries of CPS, MFN and TFC were formed to facilitate the above asset-backed financing transactions. Similar bankruptcy remote subsidiaries issue the debt outstanding under the Company's warehouse lines of credit. "Bankruptcy remote" refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. All such transactions, treated as secured financings for accounting and tax purposes, are treated as sales for all other purposes, including legal and bankruptcy purposes. None of the assets of these subsidiaries are available to pay other creditors of the Company or its affiliates.


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

The Company had previously borrowed other amounts from LLCP in the form of the "Term B Note" and the "Term C Note." The Company repaid in full the Term C Note on January 29, 2004 and repaid $10.0 million of the Term D Note on January 15, 2004. In addition, on January 29, 2004 the maturities of the Term B Note and the Term D Note were extended to December 15, 2005 and the interest rates applicable to both notes were decreased to 11.75% per annum. The Company paid LLCP fees equal to $921,000 for these amendments, which will be amortized over the remaining life of the notes. As of June 30, 2004, the outstanding principal balances of the Term B Note and the Term D Note were $19.8 million and $15.0 million, respectively.

On May 28, 2004 and June 25, 2004, the Company borrowed $15 million and $10 million, respectively, from LLCP. The indebtedness, represented by the "Term E Note," and the "Term F Note," respectively bears interest at 11.75% per annum. Both the Term E Note and the Term F Note have maturities two years from their respective funding dates. As of June 30, 2004, the outstanding principal balances of the Term E Note and the Term F Note were $15.0 million and $10.0 million, respectively.

The Senior Secured Debt is secured by all of the assets of the Company.

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(7) NET GAIN ON SALE OF CONTRACTS

The following table presents components of net gain on sale of Contracts

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                   JUNE 30,
                                                    ----------------------      ----------------------
                                                      2004          2003          2004          2003
                                                    --------      --------      --------      --------
                                                                      (IN THOUSANDS)
Gain recognized on sale .................           $    --       $ 3,375       $    --       $ 6,676
Deferred acquisition fees and discounts..                --         2,299            --         4,590
Expenses related to sales ...............                --        (1,105)           --        (2,076)
Provision for credit losses .............                --          (460)           --          (526)
                                                    --------      --------      --------      --------

Net gain on sale of Contracts ...........           $    --       $ 4,109       $    --       $ 8,664
                                                    ========      ========      ========      ========

No gain on sale was recorded in the three-month and six-month periods ended June 30, 2004, due to the July 2003 decision to structure future securitizations as secured financings, rather than as sales.


(8) INTEREST INCOME

The following table presents the components of interest income:

                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30,                JUNE 30,
                                         ------------------      ------------------
                                          2004        2003        2004        2003
                                         ------      ------      ------      ------
                                                        (IN THOUSANDS)
Interest on finance receivables....      23,511       6,658      40,710      12,110
Residual interest income, net .....       1,890       4,647       4,634       8,388
Other interest income .............         321         137         801         272
                                         ------      ------      ------      ------

Net interest income ...............      25,722      11,442      46,145      20,770
                                         ======      ======      ======      ======


(9) EARNINGS (LOSS) PER SHARE

Diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2004 and 2003, were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2004 and 2003:

                                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                             JUNE 30,               JUNE 30,
                                                                       ------------------      -------------------
                                                                        2004        2003        2004        2003
                                                                       ------      ------      ------      ------
                                                                                     (IN THOUSANDS)
Weighted average number of common shares outstanding during the
period used to compute basic earnings (loss) per share...........      21,016      20,209      20,827      20,239
Incremental common shares attributable to exercise of
outstanding options and warrants.................................          --       1,022          --         842
Incremental common shares attributable to convertible debt ......          --         334          --       1,079
                                                                       ------      ------      ------      ------
Weighted average number of common shares used to compute
diluted earnings per share.......................................      21,016      21,565      20,827      22,160
                                                                       ======      ======      ======      ======

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The assumed conversion of certain subordinated debt during the three-month and six-month periods ended June 30, 2003, resulted in an increase to income for purposes of the diluted earnings per share calculation of $18,000 and $268,000, respectively, representing interest attributable to convertible debt that would not have been incurred if the convertible debt had been converted. Diluted net earnings for purposes of the diluted earnings per share calculation totaled $2.8 million for the three months ended June 30, 2003 and $9.2 million for the six months ended June 30, 2003.

If the anti-dilutive effects of common stock equivalents were not considered, additional shares included in the diluted earnings (loss) per share calculation for the three-month and six-month periods ended June 30, 2004 would have included an additional 973,000 and 780,000 shares, respectively, attributable to the conversion of certain subordinated debt and 1.8 million shares attributable to the exercise of outstanding options and warrants. No such anti-dilution existed for the three-month and six-month periods ended June 30, 2003.

(10) INCOME TAXES

As of December 31, 2003, the Company had a net deferred tax asset of $411,000, which included a valuation allowance of $37.4 million against certain deferred tax assets of $44.6 million. Tax liabilities, net, at June 30, 2004 were $3.1 million. The Company increased its valuation allowance by the income tax benefit for the period to result in no net income tax provision for the three- and six-month periods ended June 30, 2004. The tax benefit for the six months ended June 30, 2003 is primarily the result of the resolution of certain Internal Revenue Service examinations of previously filed MFN tax returns, resulting in a tax benefit of $4.9 million, and other state tax matters. The Company has evaluated its deferred tax assets and believes that it is more likely than not that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income.


(11) LIQUIDITY

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest and from the Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of Spread Accounts and initial over collateralization, if any, and the increase of Credit Enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related Spread Accounts), the rate of expansion or contraction in the Company's managed portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Contracts are purchased from Dealers for a cash price generally approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. As of

                        CONSUMER PORTFOLIO SERVICES, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


June 30, 2004, the Company had $225 million in warehouse credit capacity, in the form of a $125 million facility and a $100 million facility. Both warehouse facilities provide funding for Contracts purchased under the CPS Programs. A third facility in the amount of $75 million, which the Company utilized to fund Contracts under the CPS Programs, expired on February 21, 2004. A fourth facility in the amount of $25 million, which the Company utilized to fund Contracts under the TFC Programs, expired on June 24, 2004.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. As a result of amendments to the related Securitization Agreements executed during the first six months of 2004, the Company was in compliance with all of these covenants as of June 30, 2004.


(12) LEGAL PROCEEDINGS

The information provided under the caption "Legal Proceedings" in the Company's Annual Report of Form 10-K for the year ended December 31, 2003 is incorporated herein by reference. In addition, the reader should be aware of the following:

On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, making allegations similar to those that were asserted in the LANG case, and seeking damages in an unspecified amount, on behalf of a purported nationwide class. The LANG case has been tentatively settled, as disclosed in the Annual Report, and related to alleged defects in the notices given with respect to repossessed vehicles. CPS believes that it has one or more defenses to each of the claims made in this lawsuit, and intends to defend the matter vigorously.

On June 15, 2004, Keywana Booker filed a lawsuit in the federal district court of Atlanta, Georgia, alleging violations of the Fair Debt Collection Practices Act, and seeking damages in an unspecified amount on behalf of a purported class of Georgia residents. CPS believes that it has one or more defenses to each of the claims made in this lawsuit, and intends to defend the matter vigorously.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Consumer Portfolio Services, Inc. ("CPS," and together with its subsidiaries, the ("Company") is a consumer finance company specializing in purchasing, selling and servicing retail automobile installment purchase contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems ("Sub-Prime Customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not lend money directly to consumers. Rather, it purchases installment Contracts from Dealers.

CPS was incorporated and began its operations in 1991. In March 2002, CPS acquired by merger (the "MFN Merger") MFN Financial Corp. and its subsidiaries. In May 2003, CPS acquired by merger (the "TFC Merger") TFC Enterprises Inc. and its subsidiaries. Both MFN Financial Corp and TFC Enterprises Inc., through their respective subsidiaries, were engaged in businesses substantially similar to that of CPS, and in each merger CPS acquired a portfolio of receivables that had been held by the acquired company. Each merger was accounted for as a purchase. The indirect financing programs of subsidiaries of TFC Enterprises, Inc. were directed principally to members of the United States armed forces. The Company has continued to offer such financing programs (the "TFC Programs") subsequent to the TFC merger, in addition to its other financing programs (the "CPS Programs").

On April 2, 2004, the Company purchased a portfolio of Contracts and certain other assets (the "SeaWest Asset Acquisition") from SeaWest Financial Corporation ("SeaWest"). In addition, the Company was named the successor servicer for three term securitization transactions originally sponsored by SeaWest (the "SeaWest Third Party Portfolio"). The Company does not intend to offer financing programs similar to those previously offered by SeaWest.


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

When structured to be treated as a sale, the subsidiary is not consolidated with the Company. Accordingly, the securitization removes the sold Contracts from the Company's Condensed Consolidated Balance Sheet, the asset-backed securities (debt of the non-consolidated subsidiary) do not appear as debt of the Company, and the Company shows as an asset a retained residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects will be the excess of future collections on the Contracts over principal and interest due on the asset-backed securities. That residual interest appears on the Company's balance sheet as "Residual interest in securitizations," and the determination of its value is dependent on estimates of the future performance of the sold Contracts.

CHANGE IN POLICY

In August 2003, the Company announced that it would structure its future securitization transactions to be reflected as secured financings for financial accounting purposes. Its first three term securitizations of finance receivables originated under the CPS Programs so structured occurred in September 2003, December 2003 and May 2004. The Company had structured all of its prior term securitization transactions related to the CPS Programs to be reflected as sales for financial accounting purposes. In the MFN Merger and in the TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. In addition, the Company acquired finance receivables as part of the SeaWest Asset Acquisition that were subsequently securitized, together with receivables purchased under the TFC Programs, in a term securitization transaction in June 2004 that is reflected as a secured financing. As of June 30, 2004, the Company's Condensed Consolidated Balance Sheet included net finance receivables of approximately $131.5 million and securitization trust debt of $103.1 million related to finance receivables acquired in the two mergers and the SeaWest Asset Acquisition, out of totals of net finance receivables of approximately $421.3 million and securitization trust debt of approximately $337.1 million.


CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of June 30, 2004 was approximately $900.3 million (this amount includes $85.3 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees and has no credit risk).


RESULTS OF OPERATIONS

ACQUISITION

The Company's Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of and for the three and six months ended June 30, 2004 and 2003, include the results of operations of TFC Enterprises, Inc. for the period subsequent to May 20, 2003, which is the date on which the Company acquired that corporation and its subsidiaries in the TFC Merger. See Note 1 of Notes to Condensed Consolidated Financial Statements, Acquisition of TFC Enterprises, Inc.


EFFECTS OF CHANGE IN SECURITIZATION STRUCTURE

The Company's decision to structure future securitization transactions as borrowings secured by receivables for financial accounting purposes, rather than as sales of receivables, has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the finance receivables are shown as assets of the Company on its balance sheet; (ii) the debt issued in the transactions is shown as indebtedness of the Company; (iii) cash deposited to enhance the credit of the securitization transactions ("Spread Accounts") is shown as "Restricted cash" on the Company's balance sheet; (iv) cash collected from borrowers and other sources related to the receivables prior to making the required payments under the Securitization Agreements is also shown as "Restricted cash" on the Company's balance sheet; (v) the servicing fee that the Company receives in connection with such receivables is recorded as a portion of the interest earned on such receivables in the Company's statements of operations, (vi) the Company has initially and periodically recorded as expense a provision for estimated credit losses on the receivables in the Company's statements of operations; and (vii) the portion of scheduled payments on the receivables representing interest is recorded as revenue as accrued in the Company's statements of operations.

These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations. The changes initially have resulted in the Company's reporting lower earnings than it would have reported if it had continued structuring its securitizations to require recognition of gain on sale. Accordingly, reported net earnings may continue to be negative through 2004. Management expects that for the next six to 12 months, growth in the Company's portfolio of receivables in excess of current expectations would further delay achievement of positive net earnings. The Company's cash availability and cash requirements have been unaffected by the change in structure.

The Company's first three term securitizations of Contracts originated under the CPS Programs structured as secured financings closed in September 2003, December 2003 and May 2004. In March 2004, the Company completed a securitization of its retained interest in eight securitization transactions previously sponsored by the Company and its affiliates, which was also structured as a secured financing. In addition, in June 2004, the Company completed a term securitization of Contracts purchased in the SeaWest Asset Acquisition and under the TFC Programs, which was structured as a secured financing. The Company's MFN and TFC subsidiaries completed term securitizations structured as secured financings prior to their becoming subsidiaries of the Company. The structures of the Company's two warehouse securitization transactions that related to the CPS Programs were amended in July 2003 to be treated as secured financings for financial accounting purposes. The Company's third warehouse securitization credit facility available to the Company at the time, which related to the TFC Programs, was structured as a secured financing for financial accounting purposes since the date of the TFC Merger. Such third warehouse facility expired on June 24, 2004.

THE THREE-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 2003

REVENUES. During the three months ended June 30, 2004, revenues were $32.7 million, an increase of $8.3 million, or 34.3%, from the prior year period revenue amount of $24.3 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three-month period ended June 30, 2004 increased $14.3 million, or 124.8%, to $25.7 million in 2004 from $11.4 million for the same period in 2003. The primary reasons for the increase in interest income are the change in securitization structure implemented during the third quarter of 2003 as described above and the interest income earned on the portfolios of Contracts acquired in the TFC Merger and the SeaWest Asset Acquisition. This increase was partially offset by the decline in the balance of the portfolio of Contracts acquired in the MFN Merger and a decrease in residual interest income.

The increase in interest income is offset in part by the elimination of net gain on sale of Contracts revenue and a decrease in servicing fees. As a result of the change in securitization structure, zero net gain on sale of contracts was recorded in the current period, compared to $4.1 million in the year earlier period. Net gain on sale of Contracts is not expected to be a significant component of the Company's revenues in future periods.

Servicing fees of $3.5 million in the three months ended June 30, 2004 decreased $1.0 million, or 21.4%, from $4.5 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. The decrease was partially offset by the servicing fees earned on the SeaWest Third Party Portfolio. The Contracts in the Company's managed portfolio held by non-consolidated subsidiaries were securitized in structures treated as sales for financial accounting purposes and, therefore, do not appear on the Company's Condensed Consolidated Balance Sheet. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will decline in future periods, and servicing fee revenue is anticipated to continue to decline proportionately. As of June 30, 2004 and 2003, the Company's managed portfolio owned by consolidated vs. non-consolidated subsidiaries was as follows:

                                            JUNE 30, 2004          JUNE 30, 2003
                                          ------------------    ------------------
                                           AMOUNT       %        AMOUNT      %
                                          --------  --------    --------  --------
Total Managed Portfolio                               ($ IN MILLIONS)
Owned by Consolidated Subsidiaries .....  $  492.0     54.6%    $  243.2     32.3%
Owned by Non-Consolidated Subsidiaries..     323.0     35.9%       510.8     67.7%
SeaWest Third Party Portfolio ..........      85.3      9.5%        --        0.0%
                                          --------  --------    --------  --------

Total ..................................  $  900.3    100.0%    $  754.0    100.0%
                                          ========  ========    ========  ========

At June 30, 2004, the Company was generating income and fees on a managed portfolio with an outstanding principal balance approximating $900.3 million (this amount includes $85.3 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees), compared to a managed portfolio with an outstanding principal balance approximating $754.0 million as of June 30, 2003. As the portfolio of Contracts acquired in the MFN Merger and the TFC Merger decreases, the portfolio of Contracts originated under the CPS Programs continues to expand. At June 30, 2004 and 2003, the managed portfolio composition was as follows:

                                       JUNE 30, 2004           JUNE 30, 2003
                                   --------------------    --------------------

                                    AMOUNT         %         AMOUNT        %
                                   --------    --------    ---------   --------
Originating Entity                                ($ IN MILLIONS)
CPS ............................   $  614.8       68.3%    $  482.9       64.0%
TFC ............................      101.1       11.2%       146.3       19.4%
MFN ............................       38.7        4.3%       124.8       16.6%
SeaWest ........................       60.4        6.7%        --         --
SeaWest Third Party Portfolio...       85.3        9.5%        --         --
                                   --------    --------    ---------   --------

Total ..........................   $  900.3      100.0%    $  754.0      100.0%
                                   ========    ========    =========   ========

Other income decreased $0.9 million, or 20.2%, to $3.5 million during the quarter ended June 30, 2004 from $4.3 million during the same 2003 period. The period over period decrease resulted primarily from decreased recoveries on previously charged off MFN Contracts. Such recoveries were $2.0 million for the three months ended June 30, 2004, compared to $3.1 million for the same period in 2003.

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

Other operating expenses include interest expense, provision for credit losses, facilities expenses, telephone and other communication services, credit services, computer services (including personnel costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization.

Total operating expenses were $32.9 million for the second quarter of 2004, compared to $21.2 million for the second quarter of 2003. The increase is primarily due to the $6.3 million expense recorded as provision for credit losses during the 2004 period. Increased general and administrative expenses and increased interest expense also contributed.

Personnel costs increased to $9.8 million during the three months ended June 30, 2004, representing 29.8% of total operating expenses, from $9.4 million for the comparable 2003 period, or 44.5% of total operating expenses. The increase is primarily the result of staff additions related to the TFC Merger in May 2003 and the SeaWest Asset Acquisition in April 2004. This increase was partially offset by staff reductions since the MFN Merger in 2002 related to the integration and consolidation of certain service and administrative activities and the decline in the balance of the portfolio of Contracts acquired in the MFN Merger. The decrease as a percentage of total operating expenses reflects the higher operating expenses incurred in the current period, primarily a result of the provision for credit loss.

General and administrative expenses increased to $6.5 million, or 19.7% of total operating expenses, in the second quarter of 2004, as compared to $4.0 million, or 19.1% of total operating expenses, in the second quarter of 2003. The increase is due primarily to increased legal expenses and incremental corporate expenses associated with the TFC Merger, which closed in May 2003.

Interest expense for the three-month period ended June 30, 2004, increased $2.4 million, or 47.5%, to $7.5 million, compared to $5.1 million in the comparable period in 2003. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on the Company's Condensed Consolidated Balance Sheet, such debt increased as a result of the SeaWest Asset Acquisition and the change in securitization structure implemented beginning in July 2003, partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger. As the Company continues to structure future securitization transactions as secured financings, securitization trust debt and the related interest expense are expected to increase.

The Company increased its valuation allowance by the income tax benefit for the period to result in no net income tax provision for the three-month period ended June 30, 2004. An income tax expense of $0.5 million recorded during the 2003 period.


THE SIX-MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 2003

REVENUES. During the six months ended June 30, 2004, revenues were $60.2 million, an increase of $12.9 million, or 27.4%, from the prior year period revenue amount of $47.3 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the six-month period ended June 30, 2004 increased $25.4 million, or 122.2%, to $46.1 million in 2004 from $20.8 million in 2003. The primary reasons for the increase in interest income are the change in securitization structure implemented during the third quarter of 2003 as described above and the interest income earned on the portfolios of Contracts acquired in the TFC Merger and the SeaWest Asset Acquisition. This increase was partially offset by the decline in the balance of the portfolio of Contracts acquired in the MFN Merger and a decrease in residual interest income.

The increase in interest income is offset in part by the elimination of net gain on sale of Contracts revenue and a decrease in servicing fees. As a result of the change in securitization structure, zero net gain on sale of contracts was recorded in the current period, compared to $8.7 million in the year earlier period. The 2003 gain on sale of Contracts amount is net of a negative fair value adjustment of $1.8 million related to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools that are held by non-consolidated subsidiaries.

Servicing fees of $6.8 million in the six months ended June 30, 2004 decreased $2.2 million, or 24.6%, from $9.1 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. The decrease was partially offset by the servicing fees earned on the SeaWest Third Party Portfolio.

Other income decreased $1.5 million, or 17.5%, to $7.2 million during the six months ended June 30, 2004 from $8.8 million during the 2003 period. The period over period decrease resulted primarily from decreased recoveries on previously charged off MFN Contracts. Such recoveries were $4.6 million for the six months ended June 30, 2004, compared to $6.8 million for the same period in 2003.

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

Other operating expenses include interest expense, provision for credit losses, facilities expenses, telephone and other communication services, credit services, computer services (including personnel costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization.

Total operating expenses were $61.8 million for the second quarter of 2004, compared to $40.8 million for the second quarter of 2003. The increase is primarily due to the $13.1 million expense recorded as provision for credit loss during the 2004 period. Increased general and administrative expenses and increased interest expense also contributed.

Personnel costs increased to $19.4 million during the six months ended June 30, 2004, representing 31.5% of total operating expenses, from $17.9 million for the comparable 2003 period, or 42.8% of total operating expenses. The increase is primarily the result of staff additions related to the TFC Merger in May 2003 and the SeaWest Asset Acquisition in April 2004. This increase was partially offset by staff reductions since the MFN Merger in 2002 related to the integration and consolidation of certain service and administrative activities and the decline in the balance of the portfolio of Contracts acquired in the MFN Merger. The decrease as a percentage of total operating expenses reflects the higher operating expenses, primarily a result of the provision for credit loss.

General and administrative expenses increased to $10.4 million, or 16.9% of total operating expenses, in the second quarter of 2004, as compared to $8.1 million, or 19.3% of total operating expenses, in the second quarter of 2003. The increase is due primarily to increased legal expenses and incremental corporate expenses associated with the TFC Merger, which closed in May 2003. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit loss.

Interest expense for the six-month period ended June 30, 2004, increased $2.8 million, or 26.3%, to $13.4 million, compared to $10.6 million in the comparable period in 2003. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on the Company's Condensed Consolidated Balance Sheet, such debt increased as a result of the SeaWest Asset Acquisition and the change in securitization structure implemented beginning in July 2003, partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger.

The Company increased its valuation allowance by the income tax benefit for the period to result in no net income tax provision for the six-month period ended June 30, 2004. In the 2003 period, an income tax benefit of $3.4 million was recorded. The income tax benefit in the prior period was primarily the result of the resolution of certain IRS examinations of tax returns filed by MFN prior to the MFN Merger. The resulting tax benefit of $4.9 million was offset in part by an income tax provision of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest and from the Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of Spread Accounts and initial overcollateralization, if any, and the increase of Credit Enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related Spread Accounts), the rate of expansion or contraction in the Company's managed portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Net cash provided by operating activities for the six-month periods ended June 30, 2004 and 2003 was $33.5 million and $46.9 million, respectively. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts.

Net cash used in investing activities for the six-month periods ended June 30, 2004 and 2003 was $168.9 million and $10.2 million, respectively. Cash used in investing activities has generally related to purchases of Contracts, the cost of acquiring TFC and the purchase of furniture and equipment.

Net cash provided by financing activities for the six months ended June 30, 2004, was $117.5 million compared with net cash used in financing activities of $36.0 million for the six months ended June 30, 2003. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt.

The primary reason for the significant increase in cash used in investing activities and cash provided by financing activities period over period is the change in the securitization structure implemented in the third quarter of 2003.

Contracts are purchased from Dealers for a cash price generally approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. As of June 30, 2004 the Company had $225 million in warehouse credit capacity, in the form of a $125 million facility and a $100 million facility. Both warehouse facilities provide funding for Contracts purchased under the CPS Programs. A third facility in the amount of $75 million, which the Company utilized to fund Contracts under the CPS Programs, expired on February 21, 2004. A fourth facility in the amount of $25 million, which the Company utilized to fund Contracts under the TFC Programs, expired on June 24, 2004.

The $125 million warehouse facility is structured to allow the Company to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Warehouse Trust. This facility was established on March 7, 2002, in the maximum amount of $100 million. Such maximum amount was increased to $125 million in November 2002. Approximately 73% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility bear interest at a rate of one-month commercial paper plus 1.18% per annum. This facility was renewed in April 2004 and expires on April 3, 2005.

The $100 million warehouse facility is similarly structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by Page Funding LLC. Approximately 73.5% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 1.50% per annum. This facility was entered into on June 30, 2004 and expires on June 30, 2007. The lender has annual termination options.

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

The $25 million warehouse facility was similarly structured to allow TFC to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by TFC Warehouse I LLC. Approximately 71% of the principal balance of Contracts could be advanced to TFC under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrued interest at a rate of one-month LIBOR plus 1.75% per annum. This facility was entered into as part of the TFC Merger on May 20, 2003 and expired on June 24, 2004. The Company is currently in discussions with several parties regarding a replacement facility.

These facilities are independent of each other. With the two currently existing facilities, two different financial institutions purchase the notes issued by these facilities, and two different insurers insure the notes (each a "Note Insurer"). The Note Insurer on the $125 million facility is the controlling party whereas the lender on the $100 million facility is the controlling party. Up through June 30, 2003, sales of Contracts to the special purpose subsidiaries ("SPS") related to two of the three then existing facilities had been treated as sales for financial accounting purposes. The Company, therefore, removed these securitized Contracts and related debt from its Condensed Consolidated Balance Sheet and recognized a gain on sale in the Company's Condensed Consolidated Statement of Operations related to Contracts financed through this facility. Indebtedness related to Contracts funded by the third facility existing as of June 30, 2003, however, was on the Company's Condensed Consolidated Balance Sheet and no gain on sale has ever been recognized in the Company's Condensed Consolidated Statement of Operations. During July 2003, each of the first two facilities was amended, with the effect that subsequent use of such facilities is treated for financial accounting purposes as a borrowing secured by such receivables, rather than as a sale of receivables. The effects of that amendment are similar to those discussed above with respect to the change in securitization structure. Both existing facilities as of June 30, 2004 are treated for financial accounting purposes as secured financings.

For the portfolio owned by non-consolidated subsidiaries, cash used to increase Credit Enhancement amounts to required levels for the six-month periods ended June 30, 2004 and 2003 was $1.3 million and $1.3 million, respectively. Cash released from Trusts and their related Spread Accounts to the Company for the six-month periods ended June 30, 2004 and 2003, was $12.1 million and $13.9 million, respectively. Changes in the amount of Credit Enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related. The Company did not make any initial deposits to Spread Accounts or fund initial over-collateralization related to term securitization transactions owned by non-consolidated subsidiaries during the six-months ended June 30, 2004 compared to $17.3 million during the six-months ended June 30, 2003.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial over collateralization, if any, and increase Credit Enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases, the advance rate on the warehouse facilities, the required level of initial Credit Enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is limited in its ability to purchase Contracts by its available cash and the capacity of its warehouse facilities. As of June 30, 2004, the Company had cash on hand of $15.3 million and available Contract purchase commitments from its warehouse credit facilities of $167.9 million. The Company's plans to manage its need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. As a result of amendments to the related Securitization Agreements executed during the first six months of 2004, the Company was in compliance with all of these covenants as of June 30, 2004.

The Securitization Agreements of the Company's term securitization transactions and one of the warehouse credit facilities are terminable by the Note Insurers in the event of certain defaults by the Company and under certain other circumstances. Similar termination rights are held by the lender in the other warehouse credit facility. Were a Note Insurer (or the lender in such warehouse facility) in the future to exercise its option to terminate the Securitization Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. The Company continues to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Securitization Agreements.


CRITICAL ACCOUNTING POLICIES

(a) ALLOWANCE FOR FINANCE CREDIT LOSSES

In order to estimate an appropriate allowance for losses incurred on finance receivables held on the Company's Condensed Consolidated Balance Sheet, the Company uses a loss allowance methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula-driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for known and inherent losses in its portfolio of finance receivable

Contract. Provision for losses is charged to the Company's Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, the Company's level of provisioning and/or allowance may change as well.


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

As of June 30, 2004 and December 31, 2003 the line item "Residual interest in securitizations" on the Company's Consolidated Balance Sheet represents the residual interests in certain term securitizations but no residual interest in warehouse securitizations, because the Company's warehouse securitizations were restructured in July 2003 as secured financings. Subsequent term securitizations of receivables purchased were also structured as secured financings. The warehouse securitizations are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

The Company's securitization structure is generally as follows:

The Company sells Contracts it acquires to a wholly-owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain or sell subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from a Note Insurer. In addition, the Company provides "Credit Enhancement" for the benefit of the Note Insurer and the investors in the form of an initial cash deposit to a bank account (a "Spread Account") held by the Trust, in the form of overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts, in the form of subordinated Notes, or some combination of such Credit Enhancements. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Contracts. The specified levels at which the Credit Enhancements are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to a specified percentage of the initial aggregate balance.

The prior securitizations that were treated as sales for financial accounting purposes differ from secured financings in that the Trust to which the SPS sold the Contracts met the definition of a qualified special purpose entity under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of the Trust are not consolidated into the Company's Condensed Consolidated Balance Sheet.

The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes which it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 73.0% to 73.5% of the aggregate principal balance of the Contracts (that is, at least 26.5% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003 the warehouse securitizations related to the CPS Programs were amended to provide for the transactions to be reflected as secured financings for financial accounting purposes. The Contracts held by the warehouse SPS and the promissory notes that it issues are therefore included in the Company's Condensed Consolidated Financial Statements as of June 30, 2004 and December 31, 2003 as assets and liabilities, respectively.

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

With respect to the prior securitizations structured as sales for financial accounting purposes, the Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognized gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount and timing of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective pre-tax discount rate of approximately 14% per annum except for certain collections from charged off receivables related to the Company's securitizations in 2001 and later where the Company has used a discount rate of approximately 25%.

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

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. As of June 30, 2004, the Company has used prepayment estimates of approximately 18.9% to 23.5% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 15.6% to 23.5% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.5% to 5.4% of the original principal balance.

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

(c) INCOME TAXES

The Company and its subsidiaries file consolidated federal income and combined state franchise tax returns. The Company utilizes the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely.

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


FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 18.9% to 23.5% cumulatively over the lives of the related Contracts, that charge-offs as a percentage of original balances will approximate 15.6% to 23.5% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.5% to 5.4% of original principal balances. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.

Additional risk factors, any of which could have a material effect on the Company's performance, are set forth below:

DEPENDENCE ON WAREHOUSE FINANCING. The Company's primary source of day-to-day liquidity is continuous securitization of Contracts, under which it sells or pledges Contracts, as often as once a week, to either of two special-purpose affiliated entities. Such transactions function as a "warehouse" in which Contracts are held. The Company expects to continue to effect similar transactions (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to maintain its existing structure or is unable to arrange new warehouse facilities, the Company may have to curtail Contract purchasing activities, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

DEPENDENCE ON PERFORMANCE OF SECURITIZED CONTRACTS. Under the financial structures the Company has used to date in its term securitizations, certain excess cash flows generated by the Contracts sold in the term securitizations are used to increase overcollateralization or are retained in a Spread Account within the securitization trusts to provide liquidity and credit enhancement. While the specific terms and mechanics of each Spread Account vary among transactions, the Company's Securitization Agreements generally provide that the Company will receive excess cash flows only if the amount of Credit Enhancement has reached specified levels and/or the delinquency or losses related to the Contracts in the pool are below certain predetermined levels. In the event delinquencies and losses on the Contracts exceed such levels, the terms of the securitization: (i) may require increased Credit Enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to the Company of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the insurers to require the transfer of servicing on some or all of the Contracts to another servicer. Any of these conditions could materially adversely affect the Company's liquidity, financial condition and operations.

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

PROBABLE INCREASE IN COST OF FUNDS. The Company's profitability is determined by, among other things, the difference between the rate of interest charged on the Contracts purchased by the Company and the rate of interest payable to purchasers of Notes issued in securitizations. The Contracts purchased by the Company generally bear finance charges close to or at the maximum permitted by applicable state law. The interest rates payable on such Notes are fixed, based on interest rates prevailing in the market at the time of sale. Consequently, increases in market interest rates tend to reduce the "spread" or margin between Contract finance charges and the interest rates required by investors and, thus, the potential operating profits to the Company from the purchase, securitization and servicing of Contracts. Operating profits expected to be earned by the Company on portfolios of Contracts previously securitized are insulated from the adverse effects of increasing interest rates because the interest rates on the related Notes were fixed at the time the Contracts were sold. With interest rates near historical lows as of the date of this report, it is reasonable to expect that interest rates will increase in the near to intermediate term. Any future increases in interest rates would likely increase the interest rates on Notes issued in future term securitizations and could have a material adverse effect on the Company's results of operations and liquidity.

PREPAYMENTS AND CREDIT LOSSES. Gains from the sale of Contracts in the Company's past securitization transactions structured as sales for financial accounting purposes have constituted a significant portion of the revenue of the Company. A portion of the gains is based in part on management's estimates of future prepayments and credit losses and other considerations in light of then-current conditions. If actual prepayments with respect to Contracts occur more quickly than was projected at the time such Contracts were sold, as can occur when interest rates decline, or if credit losses are greater than projected at the time such Contracts were sold, a charge to income may be required and would be recorded in the period of adjustment. If actual prepayments occur more slowly or if net losses are lower than estimated with respect to Contracts sold, total revenue would exceed previously estimated amounts.

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

LITIGATION. Because of the consumer-oriented nature of the industry in which the Company operates and the application of certain laws and regulations, industry participants are regularly named as defendants in class-action litigation involving alleged violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. Although the Company is not involved in any such material consumer protection litigation, a significant judgment against the Company or within the industry in connection with any such litigation, or an adverse outcome in the litigation identified under the caption "Legal Proceedings" in this report and in the Company's most recently filed report on Form 10-K, could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the three- and six-month periods ended June 30, 2004, no Dealer accounted for more than 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

GOVERNMENT REGULATIONS. The Company's business is subject to numerous federal and state consumer protection laws and regulations, which, among other things:
(i) require the Company to obtain and maintain certain licenses and qualifications; (ii) limit the interest rates, fees and other charges the Company is allowed to charge; (iii) limit or prescribe certain other terms of its Contracts; (iv) require the Company to provide specified disclosures; and
(v) regulate certain servicing and collection practices and define its rights to repossess and sell collateral. An adverse change in existing laws or regulations, or in the interpretation thereof, the promulgation of any additional laws or regulations, or the failure to comply with such laws and regulations could have a material adverse effect on the Company's financial condition, results of operations and liquidity.


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

The Company is subject to market risks due to fluctuations in interest rates primarily as a result of its commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of financial instruments:

                                               JUNE 30, 2004             DECEMBER 31, 2003
                                          ----------------------      -----------------------
                                           CARRYING       FAIR         CARRYING       FAIR
                                            VALUE         VALUE         VALUE         VALUE
                                          --------      --------      --------      ---------
Financial Instrument                                        (IN THOUSANDS)
Finance receivables, net ...........      $421,274       421,274      $266,189       266,189
Residual interest in securitizations        81,304        81,304       111,702       111,702
Warehouse lines of credit ..........        57,114        57,114        33,709        33,709
Notes payable ......................         2,132         2,132         3,330         3,330
Residual interest financing ........        33,799        33,799            --            --
Securitization trust debt ..........       337,058       337,058       245,118       245,118
Senior secured debt ................        59,829        59,829        49,965        49,965
Subordinated debt ..................        15,000        15,150        35,000        35,506
Related party debt .................            --            --        17,500        17,763


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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information provided under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, is incorporated herein by reference. In addition, the reader should be aware of the following:

On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, making allegations similar to those that were asserted in the LANG case, and seeking damages in an unspecified amount, on behalf of a purported nationwide class. The LANG case has been tentatively settled, as disclosed in the Annual Report, and related to alleged defects in the notices given with respect to repossessed vehicles. CPS believes that it has one or more defenses to each of the claims made in this lawsuit, and intends to defend the matter vigorously.

On June 15, 2004, Keywana Booker filed a lawsuit in the federal district court of Atlanta, Georgia, alleging violations of the Fair Debt Collection Practices Act, and seeking damages in an unspecified amount on behalf of a purported class of Georgia residents. CPS believes that it has one or more defenses to each of the claims made in this lawsuit, and intends to defend the matter vigorously.


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

During the three months ended June 30, 2004, the Company purchased a total of 6,738 shares of its common stock, as described in the following table:


ISSUER PURCHASES OF EQUITY SECURITIES
                                                           Total Number of Shares
                                                           Purchased as Part of           Approximate Dollar Value of Shares
                  Total Number of      Average Price       Publicly Announced Plans or    that May Yet be Purchased Under the
Period (1)        Shares Purchased     Paid per Share      Programs(2)                    Plans or Programs
----------------- -------------------- ------------------- ------------------------------ ------------------------------------
April 2004        ___                  ___                 ___                            1,603,130

May 2004          6,738                $3.75               6,738                          1,577,863

June 2004         ___                  ___                 ___                            1,577,863

Total             6,738                $3.75               6,738


(1) Each monthly period is the calendar month.

(2) The Company announced in August 2000 its intention to purchase up to $5 million of its outstanding securities, inclusive of annual $1 million sinking fund redemptions on its Rising Interest Redeemable Subordinated Securities due 2006. In October 2002, the July 2000 program having been exhausted, the Company's board of directors authorized the purchase of up to an additional $5 million of such securities, which program was first announced in the Company's annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

On June 30, 2004, the Company issued 333,333 shares of its common stock to John
G. Poole, a director of the Company, upon conversion at maturity, and pursuant to its terms, of a $1,000,000 note held by Mr. Poole since 1998. The issuance of shares was exempt from registration under the Securities Act of 1933 pursuant to
Section 3(a)(9) thereof, as the shares were issued in exchange for the outstanding note, and no commission was paid for soliciting such exchange.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The annual meeting of shareholders of the Company was held on April 26, 2004. At the meeting, each of the eight nominees to the Board of Directors was elected for a one-year term by the shareholders, with votes cast as follows:


         NOMINEE                           VOTES FOR          VOTES WITHHELD
         -------                           ---------          --------------
         Charles E. Bradley, Jr.           19,435,762            701,700
         Thomas L. Chrystie                19,405,562            731,960
         E. Bruce Fredrikson               19,405,562            731,960
         John E. McConnaughy, Jr.          19,405,562            731,960
         John G. Poole                     19,405,562            731,960
         William B. Roberts                19,435,762            701,700
         John C. Warner                    19,621,962            515,500
         Daniel S. Wood                    19,435,762            701,700

The shareholders also approved each other proposal placed before the annual meeting. Such proposals were (i) approval of an amendment to the Company's 1997 Long-Term Incentive Stock Plan, which increased the number of shares issuable from 4,900,000 to 6,900,000, and (ii) ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2004. Votes on such proposals were cast as follows:

                                                    Ratification of Selection of
                       Approval of Plan Amendment       Independent Auditors
                       --------------------------       --------------------
     For                       5,906,270                     14,353,475
     Against                   5,879,905                        313,380
     Abstain                      14,540                      4,591,400
     Broker Non-votes          8,336,747                        879,207

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

         10.33    Receivables Purchase Agreement relating to receivables
                  purchased from SeaWest Receivables Corporation I (incorporated by reference to Exhibit 2.1 to the registrant's amended report on Form 8-K, as filed June 3, 2004).
         10.34    Receivables Purchase Agreement relating to receivables
                  purchased from SeaWest Funding Corporation (incorporated by reference to Exhibit 2.2 to the registrant's amended report on
                  Form 8-K, as filed June 3, 2004).
         10.35    Receivables Purchase Agreement relating to receivables
                  purchased from SeaWest Financial Corporation (incorporated by reference to Exhibit 2.3 to the registrant's amended report on
                  Form 8-K, as filed June 3, 2004).
         10.36    General Assignment and Bill of Sale relating to certain
                  tangible assets of SeaWest Financial Corporation (incorporated by reference to Exhibit 2.4 to the registrant's amended report on Form 8-K, as filed June 3, 2004).
         31.1     Rule 13a-14(a) Certification of the Chief Executive Officer of
                  the registrant.
         31.2     Rule 13a-14(a) Certification of the Chief Financial Officer of
                  the registrant.
         32       Section 1350 Certifications.*

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

     (b) The Company filed two reports on Form 8-K during the quarter for which this report is filed. The first such report was filed on April 19, 2004, and amended on June 3, 2004. It reported information under item 2 of Form 8-K, to the effect that the Company had acquired certain assets (predominantly automotive receivables) by purchase. The second such report was filed on May 10, 2004. It reported information under item 12 of Form 8-K, to the effect that the Company had issued a quarterly earnings release. Pursuant to Item 7, the text of such release was attached as an exhibit.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CONSUMER PORTFOLIO SERVICES, INC.

                        (Registrant)

Date: August 16, 2004

                               /S/   CHARLES E. BRADLEY, JR.
                               ---------------------------------------
                               Charles E. Bradley, Jr.
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER
                               (Principal Executive Officer)

Date: August 16, 2004

                               /S/   ROBERT E. RIEDL
                               ---------------------------------------
                               Robert E. Riedl
                               SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial Officer)