Form 10-Q
period 2004-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2004-11-15
CIK 889609

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 9, 2004 the registrant had 21,418,689 common shares outstanding.
================================================================================

                               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                               INDEX TO FORM 10-Q
                               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                                                                                          PAGE
                                                                                                          ----
                                         PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31,
           2003............................................................................................3
           Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2004 and 2003 ...........................................4
           Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
           September 30, 2004 and 2003.....................................................................5
           Notes to Unaudited Condensed Consolidated Financial Statements..................................6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........21
Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................36
Item 4.    Controls and Procedures.........................................................................37

                                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................................38
Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities................38
Item 6.    Exhibits and Reports on Form 8-K................................................................38
Signatures.................................................................................................39
Certifications.............................................................................................40


                                                       2

ITEM 1.  FINANCIAL STATEMENTS

                        CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                          UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      2004               2003
                                                                 --------------     --------------
ASSETS
Cash                                                             $      10,952      $      33,209
Restricted cash                                                        113,816             67,277

Finance receivables                                                    524,950            302,078
Less: Allowance for finance credit losses                              (39,028)           (35,889)
                                                                 --------------     --------------
Finance receivables, net                                               485,922            266,189

Servicing fees receivable                                                3,441              3,942
Residual interest in securitizations                                    68,714            111,702
Furniture and equipment, net                                             1,650                826
Deferred financing costs                                                 5,996              1,529
Other assets                                                            15,335              7,796
                                                                 --------------     --------------
                                                                 $     705,826      $     492,470
                                                                 ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                            $      24,081      $      22,920
Warehouse lines of credit                                               16,521             33,709
Tax liabilities, net                                                     2,949              2,768
Capital lease obligation                                                   391                 --
Notes payable                                                            1,593              3,330
Residual interest financing                                             27,311                 --
Securitization trust debt                                              477,891            245,118
Senior secured debt                                                     59,829             49,965
Subordinated debt                                                       15,000             35,000
Related party debt                                                          --             17,500
                                                                 --------------     --------------
                                                                       625,566            410,310
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                                 --                 --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                                --                 --
Common stock, no par value; authorized
   30,000,000 shares; 21,403,409 and 20,588,924
   shares issued and outstanding at September 30, 2004 and
   December 31, 2003, respectively                                      65,894             64,397
Retained earnings                                                       17,350             20,992
Comprehensive loss - minimum pension benefit obligation, net            (2,426)            (2,426)
Deferred compensation                                                     (558)              (803)
                                                                 --------------     --------------
                                                                        80,260             82,160
                                                                 --------------     --------------
                                                                 $     705,826      $     492,470
                                                                 ==============     ==============

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                                3

                       CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                            -----------------------     -----------------------
                                              2004          2003          2004          2003
                                            ---------     ---------     ---------     ---------
REVENUES:
Gain on sale of contracts, net              $     --      $     --      $     --      $  8,664
Interest income                               25,314        15,835        71,458        36,605
Servicing fees                                 3,031         4,295         9,864        13,361
Other income                                   3,918         5,911        11,151        14,674
                                            ---------     ---------     ---------     ---------
                                              32,263        26,041        92,473        73,304
                                            ---------     ---------     ---------     ---------
EXPENSES:
Employee costs                                 9,905         9,491        29,352        27,380
General and administrative                     4,785         6,050        15,220        14,131
Interest                                       8,388         6,427        21,800        17,044
Provision for credit losses                    7,560         4,190        20,610         4,190
Marketing                                      2,585         1,400         5,901         4,129
Occupancy                                        900         1,112         2,651         3,096
Depreciation and amortization                    201           223           581           700
                                            ---------     ---------     ---------     ---------
                                              34,324        28,893        96,115        70,670
                                            ---------     ---------     ---------     ---------
Income (loss) before income tax benefit       (2,061)       (2,852)       (3,642)        2,634
Income tax benefit                                --            --            --        (3,434)
                                            ---------     ---------     ---------     ---------
Net income (loss)                           $ (2,061)     $ (2,852)     $ (3,642)     $  6,068
                                            =========     =========     =========     =========
Earnings (loss) per share:
  Basic                                     $  (0.10)     $  (0.14)     $  (0.17)     $   0.30
  Diluted                                      (0.10)        (0.14)        (0.17)         0.28

Number of shares used in computing
 earnings (loss) per share:
  Basic                                       21,345        20,200        21,001        20,226
  Diluted                                     21,345        20,200        21,001        21,711

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                               4

                                            CONSUMER PORTFOLIO SERVICES, INC.
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)


                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                -------------------------
                                                                                                   2004           2003
                                                                                                ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                            $  (3,642)     $   6,068
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                                    581            700
     Amortization of deferred financing costs                                                       1,871          2,015
     Provision for credit losses                                                                   20,610          4,716
     NIR (gains) losses recognized                                                                  2,650         (6,676)
     Loss on sale of furniture and equipment                                                            8             --
     Stock-based compensation expense                                                                 210            772
     Releases of cash from Trusts to Company                                                       17,175         20,227
     Initial deposits to Trusts                                                                        --        (18,736)
     Net deposits to Trusts to increase Credit Enhancement                                         (2,106)       (19,575)
     Decrease in receivables from Trusts and investment in subordinated certificates               25,269         32,690
     Changes in assets and liabilities:
       Restricted cash                                                                            (46,539)       (24,077)
       Purchases of contracts held for sale                                                            --       (182,045)
       Amortization and liquidation of contracts held for sale                                         --        249,660
       Servicing fees receivable and other assets                                                  (7,133)         7,786
       Accounts payable and accrued expenses                                                        1,161         (2,568)
       Tax liabilities, net                                                                           181         (6,802)
                                                                                                ----------     ----------
          Net cash provided by operating activities                                                10,296         64,155

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of finance receivables held for investment                                          (374,717)       (92,389)
   Amortization of finance receivables held for investment                                        134,374          1,683
   Purchase of furniture and equipment                                                               (838)           (68)
   Purchase of subsidiary, net of cash acquired                                                        --        (10,181)
                                                                                                ----------     ----------
          Net cash used in investing activities                                                  (241,181)      (100,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of residual financing debt                                               44,000             --
   Proceeds from issuance of securitization trust debt                                            363,300         83,125
   Proceeds from issuance of senior secured debt                                                   25,000         25,000
   Net proceeds from warehouse lines of credit                                                    (17,188)        21,877
   Repayment of residual interest financing debt                                                  (16,689)            --
   Repayment of securitization trust debt                                                        (130,527)       (68,256)
   Repayment of senior secured debt                                                               (15,136)       (24,935)
   Repayment of subordinated debt                                                                 (20,000)           (34)
   Repayment of capital lease obligations                                                             (89)           (80)
   Repayment of notes payable                                                                      (1,737)        (2,994)
   Repayment of related party debt                                                                (16,500)            --
   Payment of financing costs                                                                      (6,338)        (1,833)
   Repurchase of common stock                                                                         (25)        (1,195)
   Exercise of options and warrants                                                                   557            271
                                                                                                ----------     ----------
          Net cash provided by financing activities                                               208,628         30,946
                                                                                                ----------     ----------

Decrease in cash                                                                                  (22,257)        (5,854)

Cash at beginning of period                                                                        33,209         32,947
                                                                                                ----------     ----------
Cash at end of period                                                                           $  10,952      $  27,093
                                                                                                ==========     ==========
Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
        Interest                                                                                $  19,534      $  12,997
        Income taxes                                                                                 (181)         3,369

Supplemental disclosure of non-cash investing and financing activities:
      Stock-based compensation                                                                  $      35      $     772
      Conversion of related party debt to common stock                                              1,000             --
      Furniture and equipment acquired through capital leases                                         480             --

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                                                            5

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                        SEPTEMBER 30,                          DECEMBER 31,                           MARCH 8,
                                           2004(1)           ACTIVITY             2003             ACTIVITY             2002
                                       ---------------    ---------------    ---------------    ---------------    ---------------
                                                                              (IN THOUSANDS)
Severance payments and
  consulting contracts ...........     $           --     $           --     $           --     $        3,215     $        3,215
Facilities closures ..............              1,358                531              1,889                263              2,152
Termination of contracts,
leases, services and other
  obligations ....................                 --                 --                 --                597                597
Acquisition expenses
  accrued but unpaid .............                 --                 --                 --                250                250
                                       ---------------    ---------------    ---------------    ---------------    ---------------
    Total liabilities assumed.....     $        1,358     $          531     $        1,889     $        4,325     $        6,214
                                       ===============    ===============    ===============    ===============    ===============

-----------
(1) The initial accrual amount recorded was $6.2 million on March 8, 2002 and the remaining accrual recorded in the Unaudited Condensed Consolidated Balance Sheet of the Company is approximately $1.4 million and $1.9 million as of September 30, 2004 and December 31, 2003, respectively. The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of MFN, and that amounts indicated above are reasonably allocated.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                                     SEPTEMBER 30,                     DECEMBER 31,
                                                        2004(1)         ACTIVITY           2003
                                                     -------------    -------------    -------------
                                                                     (IN THOUSANDS)
Severance payments and consulting contracts.....     $      1,782     $        544     $      2,326
Facilities closures ............................              890              341            1,231
Other obligations ..............................               49              185              234
                                                     -------------    -------------    -------------
    Total liabilities assumed ..................     $      2,721     $      1,070     $      3,791
                                                     =============    =============    =============

------------
(1) The initial accrual amount recorded was $4.5 million on May 20, 2003 and the remaining accrual recorded in the Unaudited Condensed Consolidated Balance Sheet of the Company is approximately $2.7 million and $3.8 million as of September 30, 2004 and December 31, 2003, respectively. The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of TFC, and that amounts indicated above are reasonably allocated.

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

The Company's Unaudited Condensed Consolidated Balance Sheet and Unaudited Condensed Consolidated Statements of Operations as of and for the three and nine months ended September 30, 2004, include the balance sheet accounts of TFC as of September 30, 2004 and the results of its operations subsequent to May 20, 2003, the merger date. The Company has recorded certain purchase accounting adjustments on its Unaudited Condensed Consolidated Balance Sheet, which are estimates based on available information.

The following table summarizes the recorded amounts of the assets acquired and liabilities assumed at the date of acquisition.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                               MAY 20, 2003
                                                             ----------------
                                                              (IN THOUSANDS)
Cash ..................................................      $        13,545
Restricted cash .......................................               17,723
Finance receivables, net ..............................              125,108
Other assets ..........................................                  502
                                                             ----------------
      Total assets acquired ...........................               56,878
                                                             ----------------
Securitization trust debt .............................               15,597
Subordinated debt .....................................                6,321
Capital lease obligations .............................                   17
Accounts payable and other liabilities ................               11,217
                                                             ----------------
      Total liabilities assumed .......................               33,152
                                                             ----------------
      Purchase price ..................................      $        23,726
                                                             ================

PRO FORMA RESULTS OF OPERATIONS

Selected unaudited pro forma combined results of operations for the three- and nine-month periods ended September 30, 2003, assuming the TFC Merger occurred on January 1, 2003, are as follows:

                                                THREE MONTHS      NINE MONTHS
                                                   ENDED             ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,
                                                -------------     -------------
                                                     2003             2003
                                                -------------     -------------
                                                       (IN THOUSANDS)
Total revenue ...............................   $     25,487      $     78,413
Net earnings (loss) .........................   $     (2,852)     $      6,497
Basic net earnings (loss) per share .........   $      (0.14)     $       0.32
Diluted net earnings (loss) per share .......   $      (0.14)     $       0.30

ACQUISITION OF RECEIVABLES AND OTHER ASSETS FROM SEAWEST FINANCIAL CORPORATION

The Company on April 2, 2004 acquired automotive finance receivables and other assets (the "SeaWest Asset Acquisition") of SeaWest Financial Corporation ("SeaWest"). The aggregate purchase price was approximately $63.2 million, which was funded with the proceeds of an acquisition financing facility and existing cash. The receivables were purchased at a discount to par and such discount has been accounted for as a non-accretable discount. The other assets included a $2.8 million note to an affiliate of SeaWest and certain furniture and equipment. In addition, the Company has been appointed the successor servicer on three separate term securitization transactions originally sponsored by SeaWest (the "SeaWest Third Party Portfolio").

BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements have been reclassified for comparability to current period presentation. Results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RECENT DEVELOPMENTS

In July 2003, the Company agreed with the other parties to its continuous or "warehouse" securitization facilities to amend the terms of such facilities. The effect of the amendments was to cause use of those facilities to be treated for financial accounting purposes as borrowings secured by pledged Contracts, rather than as sales of such Contracts.

In addition, the Company announced in August 2003 that it would structure its future term securitization transactions so that they would be treated for financial accounting purposes as borrowings secured by receivables, rather than as sales of receivables. The new structure for the warehouse facilities described in the preceding paragraph and the change in structure of the Company's term securitizations has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the finance receivables are shown as assets of the Company on its balance sheet; (ii) the debt issued in the transactions is shown as indebtedness of the Company on its balance sheet; (iii) cash deposited to enhance the credit of the securitization transactions is shown as "restricted cash" on the Company's balance sheet; (iv) cash collected from borrowers and other sources related to the receivables prior to making the required payments under the Securitization Agreements is also shown as "Restricted cash" on the Company's balance sheet; (v) the servicing fee that the Company receives in connection with such receivables is recorded as a portion of the interest earned on such receivables in the Company's statements of operations; (vi) the Company has initially and periodically recorded as expense a provision for credit losses on the receivables in the Company's statements of operations; and (vii) the portion of scheduled payments on the receivables representing interest is recorded as revenue as earned in the Company's statements of operations.

These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations. The changes initially have resulted in the Company reporting lower earnings than it would have reported if it had continued structuring its securitizations to require recognition of gain on sale.

TREATMENT OF SECURITIZATIONS

Gain on sale may be recognized on the disposition of Contracts either outright or in securitization transactions. In those securitization transactions that were sales for financial accounting purposes, the Company, or a wholly-owned consolidated subsidiary of the Company, retained a residual interest in the Contracts that were sold to a wholly-owned unconsolidated special purpose subsidiary. The Company's securitization transactions include "term" securitizations (the purchaser holds the Contracts for substantially their entire term) and "continuous" or "warehouse" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).

As of September 30, 2004 and December 31, 2003, the line item "Residual interest in securitizations" on the Company's Unaudited Condensed Consolidated Balance Sheet represents the residual interests in certain term securitizations but no residual interest in warehouse securitizations, because the Company's warehouse securitizations were restructured in July 2003 as secured financings. Term securitizations of receivables purchased under the CPS programs subsequent to July 2003 were also structured as secured financings. The warehouse securitizations are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Unaudited Condensed Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt." The line item "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts that were structured as sales prior to July 2003. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's securitization structure is generally as follows:

The Company sells Contracts it acquires to a wholly-owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities (the "Notes"), generally in a principal amount equal to the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealers to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain or sell subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (a "Note Insurer"). In addition, the Company provides "Credit Enhancement" for the benefit of the
Note Insurer and the investors in the form of an initial cash deposit to a bank account (a "Spread Account") held by the Trust; in the form of overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts; in the form of subordinated Notes; or some combination of such Credit Enhancements. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels, and then maintained at those levels. The specified levels are generally computed as a percentage of the remaining unpaid principal amount under the related Contracts. The specified levels at which the Credit Enhancements are to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance has amortized to a specified percentage of the initial aggregate balance.

The prior securitizations that were treated as sales for financial accounting purposes differ from secured financings in that the Trust to which the SPS sold the Contracts in those prior securitizations met the definition of a qualified special purpose entity under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of the Trust in those prior securitizations are not consolidated into the Company's Unaudited Condensed Consolidated Balance Sheet.

The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes that it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 73.0% to 73.5% of the aggregate principal balance of the Contracts (that is, at least 26.5% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003, the warehouse securitizations related to the CPS programs were amended to provide for the transactions to be reflected as secured financings for financial accounting purposes. The Contracts held by the warehouse SPS and the promissory notes that it issues are therefore included in the Company's Unaudited Condensed Consolidated Financial Statements as of September 30, 2004 and December 31, 2003 as assets and liabilities, respectively.

Upon each sale of Contracts in a securitization structured as a secured financing, whether a term securitization or a continuous securitization, the Company retains on its Unaudited Condensed Consolidated Balance Sheet the Contracts securitized as assets and records the Notes issued in the transaction as indebtedness of the Company.

Under the prior securitizations structured as sales for financial accounting purposes, the Company removed from its Unaudited Condensed Consolidated Balance Sheet the Contracts sold and added to its Unaudited Condensed Consolidated Balance Sheet (i) the cash received and (ii) the estimated fair value of the

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ownership interest that the Company retains in Contracts sold in the securitization. That retained or residual interest (the "Residual") consists of
(a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company. Until the maturity of these transactions, the Company's Unaudited Condensed Consolidated Balance Sheet will reflect securitization transactions structured both as sales and as secured financings.

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

If the amount of cash required for payment of fees, interest on the Notes and principal of the Notes exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the Spread Account balance is not at the required credit enhancement level, then the excess cash collected is retained in the Spread Account until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or as the owner of the Trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. As of September 30, 2004, the Company has used prepayment estimates of approximately 19.4% to 24.6% cumulatively over the

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals as of September 30, 2004, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 15.1% to 24.0% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.6% to 5.6% of the original principal balance.

Following a securitization that is structured as a sale for financial accounting purposes, interest income is generally recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is equal to 14% per annum. In addition, the Company will recognize additional revenue from the Residuals if the actual performance of the Contracts is better than the original estimate. If the actual performance of the Contracts were worse than the original estimate, then an impairment loss would be required to reduce the carrying value of the Residuals. In the quarter ended September 30, 2004, the Company recorded an impairment loss of $2.6 million related to the Company's analysis and estimate of the expected ultimate performance of the company's previously securitized pools that are held by non-consolidated subsidiaries. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

In all the Company's term securitizations, whether treated as secured financings or as sales, the Company has transferred the receivables (through a subsidiary) to the securitization Trust. The difference between the two structures is that in securitizations that are treated as secured financings the Company reports the assets and liabilities of the securitization Trust on its Unaudited Condensed Consolidated Balance Sheet. Under both structures the Noteholders and the related securitization Trusts have no recourse to the Company for failure of the Contract obligors to make payments on a timely basis. The Company's Residuals, however, are subordinate to the Notes until the Noteholders are fully paid, and the Company is therefore at risk to that extent.

OTHER INCOME

Other income consists primarily of recoveries on certain previously charged off Contracts and state sales tax refunds relating to previously charged-off loans.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                    -------------------------     -------------------------
                                                      2004            2003           2004           2003
                                                    ----------     ----------     ----------     ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported ................     $  (2,061)     $  (2,852)     $  (3,642)     $   6,068
Stock-based employee compensation expense,
  fair value method, net of tax ...............          (231)          (214)          (626)          (639)
Previously recorded stock-based employee
  compensation expense, intrinsic value method,
  net of tax ..................................            36            189            122            448
                                                    ----------     ----------     ----------     ----------
Pro forma net income (loss) ...................     $  (2,256)     $  (2,877)     $  (4,146)     $   5,877
                                                    ==========     ==========     ==========     ==========
Net income (loss) per share
Basic, as reported ............................     $   (0.10)     $   (0.14)     $   (0.17)     $    0.30
Diluted, as reported (1) ......................     $   (0.10)     $   (0.14)     $   (0.17)     $    0.28

Pro forma Basic ...............................     $   (0.11)     $   (0.14)     $   (0.20)     $    0.29
Pro forma Diluted (1) .........................     $   (0.11)     $   (0.14)     $   (0.20)     $    0.27

----------
(1) The assumed conversion of certain subordinated debt during the nine-month periods ended September 30, 2003, resulted in an increase to income for purposes of the diluted earnings per share calculation of $54,979.

Pro forma net income (loss) and income (loss) per share reflect only options granted in the years ended December 31, 1996 to September 30, 2004. Therefore, the full effect of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above, as compensation expense for options granted prior to 1996 is not considered.

PURCHASES OF COMPANY STOCK

During the nine-month periods ended September 30, 2004 and 2003, the Company purchased 6,738 and 548,426 shares, respectively, of its common stock at an average price of $3.75 and $2.18, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003, FIN 46R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in Variable Interest Entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially is measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used. Certain of the Company's subsidiaries are qualifying special purpose entities formed in connection with off-balance sheet securitizations and are not subject to the requirements of FIN 46R. The Company's subsidiaries that are considered VIEs subject to the requirements of FIN 46R consist of Trusts related to the Company's on-balance sheet securitizations, which are consolidated and in the Company's consolidated financial statements. The adoption of FIN 46R did not have a material effect on the Company.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest:

                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        2004               2003
                                                                   --------------     --------------
Finance Receivables                                                         (IN THOUSANDS)
Automobile
  Simple Interest ............................................     $     449,729      $     178,679
  Pre-compute or "Rule of 78's", net of unearned interest.....            97,412            133,339
                                                                   --------------     --------------
  Finance Receivables, net of unearned interest ..............           547,141            312,018
  Less: Unearned acquisition fees and discounts ..............           (22,191)            (9,940)
                                                                   --------------     --------------
  Finance Receivables ........................................     $     524,950      $     302,078
                                                                   ==============     ==============

The following table presents the contractual maturities of Finance Receivables, net of unearned income as of September 30, 2004:

                                                    AMOUNT              %
                                                -------------     ------------
                                                    (DOLLARS IN THOUSANDS)

Due in 2004 .......................             $      2,283            0.42%
Due in 2005 .......................                   18,791            3.43%
Due in 2006 .......................                   36,286            6.63%
Due in 2007 .......................                   53,029            9.69%
Due in 2008 .......................                  136,087           24.87%
Due thereafter ....................                  300,665           54.95%
                                                -------------     ------------
  Total ...........................             $    547,141          100.00%
                                                =============     ============

The following table presents a summary of the activity for the allowance for finance credit losses for the nine-month periods ended September 30, 2004 and 2003:

                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                                       2004              2003
                                                                   -------------     -------------
                                                                           (IN THOUSANDS)

Balance at beginning of period ...............................     $     35,889      $     25,828
Addition to allowance for credit losses from acquisitions.....               --            24,271
Provision for credit losses ..................................           20,610             4,716
Net charge offs ..............................................          (17,471)          (16,798)
                                                                   -------------     -------------
Balance at end of period .....................................     $     39,028      $     38,017
                                                                   =============     =============

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) RESIDUAL INTEREST IN SECURITIZATIONS

The following table presents the components of the residual interest in securitizations:

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2004            2003
                                                                     -------------   ------------
                                                                         (IN THOUSANDS)
Cash, commercial paper, United States government securities
  and other qualifying investments (Spread Accounts)............     $     26,394    $    35,693
Receivables from Trusts (NIRs) .................................           15,500         20,959
Overcollateralization ..........................................           22,795         38,548
Investment in subordinated certificates ........................            4,025         16,502
                                                                     -------------   ------------
Residual interest in securitizations ...........................     $     68,714    $   111,702
                                                                     =============   ============

The following table presents estimated remaining undiscounted credit losses included in the estimated fair value of the residual interest in securitizations as a percentage of the Company's non-consolidated servicing portfolio subject to recourse provisions:

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                            2004            2003
                                                                      ---------------    ------------
                                                                            (DOLLARS IN THOUSANDS)
Undiscounted estimated credit losses .............................     $    22,372      $    47,935
Managed portfolio held by non-consolidated subsidiaries ..........         276,202          425,534
Undiscounted estimated credit losses as percentage of managed
portfolio held by non-consolidated subsidiary ....................             8.1%            11.3%

(4) RESIDUAL INTEREST FINANCING

On March 16, 2004, a special-purpose subsidiary of CPS issued $44 million of asset-backed 10% notes. The notes, issued by CPS Auto Receivables Trust 2004-R, are rated BBB by Standard & Poor's and have a final maturity date of October 16, 2009. The notes are secured by the Company's residual interest in four securitizations sponsored by CPS, two securitizations sponsored by MFN, and two securitization transactions sponsored by TFC. The notes are non-recourse obligations of the Company and will be repaid solely from the cash distributions on the retained interests securing the notes.

(5) SECURITIZATION TRUST DEBT

The Company has completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on the Company's unaudited condensed consolidated balance sheets as "Securitization Trust Debt," and the components of such debt are summarized in the following table:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       Outstanding            Outstanding         Weighted Average
                                        Initial        Principal at           Principal at           Coupon as of
 Series         Issue Date             Principal    September 30, 2004      December 31, 2003     September 30, 2004
 ------         ----------             ---------    ------------------      -----------------     ------------------
                                                (DOLLARS IN THOUSANDS)
CPS 2004-C     September 30, 2004     $    91,000     $         91,000      $           N/A              2.74%
CPS 2004-B     August 2, 2004              96,370               90,949                  N/A              3.08%
PCR 2004-1     June 24, 2004               76,257               63,174                  N/A              3.11%
CPS 2004-A     May 5, 2004                 76,347               72,353                  N/A              3.19%
CPS 2003-D     December 16, 2003           71,250               56,695               71,250              2.91%
CPS 2003-C     September 30, 2003          83,125               60,172               77,928              2.85%
TFC 2003-1     May 20, 2003                52,365               21,715               37,114              2.69%
TFC 2002-2     October 9, 2002             62,589               11,995               25,436              2.95%
TFC 2002-1     March 19, 2002              64,552                4,090               12,403              4.23%
MFN 2001-A     June 28, 2001              301,000                5,748               20,987              5.07%
                                      ------------    -----------------     ----------------
                                      $   974,855     $        477,891      $       245,118
                                      ============    =================     ================

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through wholly-owned bankruptcy remote subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company.

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain a minimum net worth and meet other financial tests. As of September 30, 2004, the Company was not in default of any provisions of the agreements as amended, except one related to the minimum cash balance on the closing date of a term securitization transaction. The controlling party has waived this covenant breach. The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of September 30, 2004, restricted cash under the various agreements totaled approximately $108.0 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the weighted average coupon appearing in the table above.

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

(6) SENIOR SECURED DEBT

On February 3, 2003, the Company borrowed $25.0 million from Levine Leichtman Capital Partners II, L.P. ("LLCP"), net of fees and expenses of $1.05 million. The indebtedness, represented by the "Term D Note," was originally due in April 2003, with Company options to extend the maturity to May 2003 and January 2004, upon payment of successive extension fees of $125,000. The Company paid the fees to extend the maturity to January 2004.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had previously borrowed other amounts from LLCP in the form of the "Term B Note" and the "Term C Note." The Company repaid in full the Term C Note on January 29, 2004 and repaid $10.0 million of the Term D Note on January 15, 2004. In addition, on January 29, 2004 the maturities of the Term B Note and the remaining $15.0 million of the Term D Note were extended to December 15, 2005, and the interest rates applicable to both notes were decreased to 11.75% per annum, from 14.50% and 12.00%, respectively. The Company paid LLCP fees equal to $921,000 for these amendments, which were deferred and are amortized over the remaining life of the notes. As of September 30, 2004, the outstanding principal balances of the Term B Note and the Term D Note were $19.8 million and $15.0 million, respectively.

On May 28, 2004 and June 25, 2004, the Company borrowed $15 million and $10 million, respectively, from LLCP. The indebtedness, represented by the "Term E Note," and the "Term F Note," respectively, bears interest at 11.75% per annum. Both the Term E Note and the Term F Note mature two years from their respective funding dates. As of September 30, 2004, the outstanding principal balances of the Term E Note and the Term F Note were $15.0 million and $10.0 million, respectively.

The Senior Secured Debt is secured by all of the assets of the Company.

(7) NET GAIN ON SALE OF CONTRACTS

The following table presents components of net gain on sale of Contracts:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                            --------------------      ------------------------
                                                             2004          2003         2004            2003
                                                             -----        ------      --------        --------
                                                                             (IN THOUSANDS)
Gain (loss) recognized on sale ..........................    $ --         $  --       $    --         $ 6,676
Deferred acquisition fees and discounts .................      --            --            --           4,590
Expenses related to sales ...............................      --            --            --          (2,076)
Provision for credit losses .............................      --            --            --            (526)
                                                             -----        ------      --------        --------

Net gain on sale of Contracts ...........................    $ --         $  --       $    --         $ 8,664
                                                             =====        ======      ========        ========

No gain on sale was recorded in the three-month periods ended September 30, 2004 and 2003 and the nine-month period ended September 30, 2004, due to the July
2003 decision to structure future securitizations as secured financings, rather than as sales.

(8) INTEREST INCOME

The following table presents the components of interest income:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                       --------------------  -------------------
                                         2004        2003      2004       2003
                                       --------    --------  --------   --------
                                                     (IN THOUSANDS)
Interest on finance receivables.....    27,695      11,731    68,405     23,841
Residual interest income (expense),
  net of impairment loss ...........    (2,650)      3,682     1,984     12,070
Other interest income ..............       269         422     1,069        694
                                       --------    --------  --------   --------
Net interest income ................    25,314      15,835    71,458     36,605
                                       ========    ========  ========   ========

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) EARNINGS (LOSS) PER SHARE

Diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2004 and 2003 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2004 and 2003:

                                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                                       ------------------    ------------------
                                                                        2004       2003       2004       2003
                                                                       -------    -------    -------    -------
                                                                                    (IN THOUSANDS)
Weighted average number of common shares outstanding during
   the period used to compute basic earnings (loss) per share.....     21,345     20,200     21,001     20,226
Incremental common shares attributable to exercise of
   outstanding options and warrants ..............................         --         --         --      1,152
Incremental common shares attributable to convertible debt .......         --         --         --        333
                                                                       -------    -------    -------    -------
Weighted average number of common shares used to compute
   diluted earnings per share ....................................     21,345     20,200     21,001     21,711
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

If the anti-dilutive effects of common stock equivalents were considered, additional shares included in the diluted earnings (loss) per share calculation for the three-month and nine-month periods ended September 30, 2004 would have included an additional 1.9 million and 1.8 million shares, respectively, attributable to the exercise of outstanding options and warrants. Similarly, additional shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2003 would have included an additional 2.8 million and 746,000 shares, respectively, attributable to the conversion of certain subordinated debt and the exercise of outstanding options and warrants.

(10) INCOME TAXES

As of December 31, 2003, the Company had a net deferred tax asset of $411,000, which included a valuation allowance of $37.4 million against certain deferred tax assets of $44.6 million. Tax liabilities, net, at September 30, 2004 and December 31, 2003 were $2.9 million and $2.8 million, respectively. The Company increased its valuation allowance by the income tax benefit for the period to result in no net income tax provision for the three- and nine-month periods ended September 30, 2004. The tax benefit for the nine months ended September 30, 2003 is primarily the result of the resolution of certain Internal Revenue Service examinations of previously filed MFN tax returns, resulting in a tax benefit of $4.9 million, and other state tax matters. The Company has evaluated its deferred tax assets and believes that it is more likely than not that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Contracts are purchased from Dealers for a cash price generally approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. As of September 30, 2004, the Company had $225 million in warehouse credit capacity, in the form of a $125 million facility and a $100 million facility. Both warehouse facilities provide funding for Contracts purchased under the CPS Programs. A third facility in the amount of $75 million, which the Company also utilized to fund Contracts under the CPS Programs, expired on February 21, 2004. A fourth facility in the amount of $25 million, which the Company utilized to fund Contracts under the TFC Programs, expired on June 24, 2004.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. As a result of amendments to the related Securitization Agreements executed during the first nine months of 2004, the Company was in compliance with all of these covenants as of September 30, 2004, except one related to the minimum cash balance on the closing date of a term securitization transaction. The controlling party has waived this covenant breach.

(12) LEGAL PROCEEDINGS

The information provided under the caption "Legal Proceedings" in the Company's Annual Report of Form 10-K for the year ended December 31, 2003 is incorporated herein by reference. In addition, the reader should be aware of the following:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, making allegations similar to those that were asserted in the LANG case, and seeking damages in an unspecified amount, on behalf of a purported nationwide class. (The LANG case has been settled on the terms disclosed in the Annual Report, and related to alleged defects in the notices given with respect to repossessed vehicles.) CPS believes that it has one or more defenses to each of the claims made in this lawsuit, and intends to defend the matter vigorously.

On June 15, 2004, Keywana Booker filed a lawsuit in the federal district court of Atlanta, Georgia, alleging violations of the Fair Debt Collection Practices Act, and seeking damages in an unspecified amount on behalf of a purported class of Georgia residents. The Company has reached an agreement in principle to settle the BOOKER lawsuit payment of an immaterial amount.

On July 14, 2004, Jeremy Henry filed a lawsuit in the superior court of San Diego, California, alleging that he, and a purported California class, were harmed by alleged defects in post-repossession notices. The notice in question is a form that was used by TFC prior to TFC's having been acquired by CPS, and for a short time thereafter. CPS believes that it has one or more defenses to each of the claims made in the lawsuit, and intends to defend this matter vigorously.

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

When the transaction is structured as a secured financing, the subsidiary is consolidated with the Company. Accordingly, the sold Contracts and the related securitization trust debt appear as assets and liabilities, respectively, of the Company on its Unaudited Condensed Consolidated Balance Sheet. The Company then periodically (i) recognizes interest and fee income on the receivables (ii) recognizes interest expense on the securities issued in the securitization, and
(iii) records as expense a provision for credit losses on the receivables.

When structured as a sale, the subsidiary is not consolidated with the Company. Accordingly, the securitization removes the sold Contracts from the Company's Unaudited Condensed Consolidated Balance Sheet, the asset-backed securities (debt of the non-consolidated subsidiary) do not appear as debt of the Company, and the Company shows as an asset a retained residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects will be the excess of future collections on the Contracts over principal and interest due on the asset-backed securities. That residual interest appears on the Company's balance sheet as "Residual interest in securitizations," and the determination of its value is dependent on estimates of the future performance of the sold Contracts.

CHANGE IN POLICY

In August 2003, the Company announced that it would structure its future securitization transactions as secured financings for financial accounting purposes. Its five subsequent term securitizations of finance receivables have been so structured. Prior to August 2003, the Company had structured its term securitization transactions related to the CPS Programs as sales for financial accounting purposes. In the MFN Merger and in the TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. As of September 30, 2004, the Company's Unaudited Condensed Consolidated Balance Sheet included net finance receivables of approximately $61.0 million and securitization trust debt of $81.5 million related to finance receivables acquired in the two mergers and the SeaWest Asset Acquisition, out of totals of net finance receivables of approximately $485.9 million and securitization trust debt of approximately $477.9 million.

CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of September 30, 2004 was approximately $898.3 million (this amount includes $68.2 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees and has no credit risk).

RESULTS OF OPERATIONS

ACQUISITION

The Company's Unaudited Condensed Consolidated Balance Sheet and Unaudited Condensed Consolidated Statements of Operations as of and for the three and nine months ended September 30, 2004 and 2003, include the results of operations of TFC Enterprises, Inc. for the period subsequent to May 20, 2003, which is the date on which the Company acquired that corporation and its subsidiaries in the TFC Merger. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, Acquisition of TFC Enterprises, Inc.

EFFECTS OF CHANGE IN SECURITIZATION STRUCTURE

The Company's decision to structure securitization transactions as borrowings secured by receivables for financial accounting purposes, rather than as sales of receivables, has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the finance receivables are shown as assets of the Company on its balance sheet; (ii) the debt issued in the transactions is shown as indebtedness of the Company; (iii) cash deposited to enhance the credit of the securitization transactions ("Spread Accounts") is shown as "Restricted cash" on the Company's balance sheet; (iv) cash collected from borrowers and other sources related to the receivables prior to making the required payments under the Securitization Agreements is also shown as "Restricted cash" on the Company's balance sheet; (v) the servicing fee that the Company receives in connection with such receivables is recorded as a portion of the interest earned on such receivables in the Company's statements of operations; (vi) the Company has initially and periodically recorded as expense

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a provision for credit losses on the receivables in the Company's statements of operations; and (vii) the portion of scheduled payments on the receivables representing interest is recorded as revenue as earned in the Company's statements of operations.

These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations. The changes initially have resulted, and may continue to result, in the Company's reporting lower earnings than it would have reported if it had continued structuring its securitizations to require recognition of gain on sale. It should also be noted that growth in the Company's portfolio of receivables in excess of current expectations would result in an increase in expenses in the form of provision for credit losses, and would have a negative effect on net earnings. The Company's cash availability and cash requirements have been unaffected by the change in structure.

The Company's first five term securitizations of Contracts originated under the CPS Programs structured as secured financings closed in September 2003, December 2003, May 2004, August 2004 and September 2004. In March 2004, the Company completed a securitization of its retained interest in eight securitization transactions previously sponsored by the Company and its affiliates, which was also structured as a secured financing. In addition, in June 2004, the Company completed a term securitization of Contracts purchased in the SeaWest Asset Acquisition and under the TFC Programs, which was structured as a secured financing. The Company's MFN and TFC subsidiaries completed term securitizations structured as secured financings prior to their becoming subsidiaries of the Company. The structures of the Company's two warehouse securitization transactions that related to the CPS Programs were amended in July 2003 to be treated as secured financings for financial accounting purposes. The Company's third warehouse securitization credit facility available to the Company at the time, which related to the TFC Programs, was structured as a secured financing for financial accounting purposes since the date of the TFC Merger. Such third warehouse facility expired on June 24, 2004.

THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

REVENUES. During the three months ended September 30, 2004, revenues were $32.3 million, an increase of $6.2 million, or 23.9%, from the prior year period revenue amount of $26.0 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three-month period ended September 30, 2004 increased $9.5 million, or 59.9%, to $25.3 million in 2004 from $15.8 million for the same period in 2003. The primary reasons for the increase in interest income are the change in securitization structure implemented during the third quarter of 2003 as described above and the interest income earned on the portfolios of Contracts acquired in the SeaWest Asset Acquisition. Those increases were partially offset by the decline in the balance of the portfolio of Contracts acquired in the MFN Merger and the TFC Merger, and an impairment loss of $2.6 million related to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools which are held by non-consolidated subsidiaries.

The interest income is additionally offset in part by a decrease in servicing fees. Servicing fees of $3.0 million in the three months ended September 30, 2004 decreased $1.3 million, or 29.4%, from $4.3 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. The decrease was partially offset by the servicing fees earned on the SeaWest Third Party Portfolio. The Contracts in the Company's managed portfolio held by non-consolidated subsidiaries were securitized in structures treated as sales for financial accounting purposes and, therefore, do not appear on the Company's Unaudited Condensed Consolidated Balance Sheet. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to continue to decline proportionately. As of September 30, 2004 and 2003, the Company's managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                                SEPTEMBER 30, 2004     SEPTEMBER 30, 2003
                                                -------------------   -------------------
                                                 AMOUNT         %      AMOUNT        %
                                                ---------    ------   ---------    ------
Total Managed Portfolio                                   (DOLLARS IN MILLIONS)
Owned by Consolidated Subsidiaries ........     $  553.9      61.6%   $  275.1      36.6%
Owned by Non-Consolidated Subsidiaries.....        276.2      30.8%      477.2      63.4%
SeaWest Third Party Portfolio .............         68.2       7.6%       --         0.0%
                                                ---------    ------   ---------    ------
Total .....................................     $  898.3     100.0%   $  752.3     100.0%
                                                =========    ======   =========    ======

At September 30, 2004, the Company was generating income and fees on a managed portfolio with an outstanding principal balance approximating $898.3 million
(this amount includes $68.2 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees), compared to a managed portfolio with an outstanding principal balance approximating $752.3 million as of September 30, 2003. As the portfolio of Contracts acquired in the MFN Merger and the TFC Merger decreases, the portfolio of Contracts originated under the CPS
Programs continues to expand. At September 30, 2004 and 2003, the managed portfolio composition was as follows:

                                           SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                          -------------------   ------------------
                                            AMOUNT        %       AMOUNT       %
                                          ---------    ------   ---------    -----
Originating Entity                                  (Dollars in millions)
CPS .................................     $  660.5      73.6%   $  517.8     68.8%
TFC .................................         93.2      10.3%      137.9     18.3%
MFN .................................         26.7       3.0%       96.6     12.9%
SeaWest .............................         49.7       5.5%         --       --
SeaWest Third Party Portfolio .......         68.2       7.6%         --       --
                                          ---------    ------   ---------   ------
Total ...............................     $  898.3     100.0%   $  752.3    100.0%
                                          =========    ======   =========   ======

Other income decreased $2.0 million, or 33.7%, to $3.9 million during the quarter ended September 30, 2004 from $5.9 million during the same 2003 period. The period over period decrease resulted primarily from a sales tax refund of $2.0 million received in the 2003 period.

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

Total operating expenses were $34.3 million for the third quarter of 2004, compared to $28.9 million for the third quarter of 2003. The increase is primarily due to the $3.4 million increase in the provision for credit losses to $7.6 million during the 2004 period as compared to $4.2 million in the 2003 period. Increased interest expense also contributed. These increases were partially offset by reduced general and administrative expenses.

Personnel costs increased slightly to $9.9 million during the three months ended September 30, 2004, representing 28.9% of total operating expenses, from $9.5 million for the comparable 2003 period, or 32.8% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher operating expenses incurred in the current period, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses decreased to $4.8 million, or 13.9% of total operating expenses, in the third quarter of 2004, as compared to $6.1 million, or 20.9% of total operating expenses, in the third quarter of 2003. The decrease is due primarily to reduced corporate legal expenses as compared to the 2003 period.

Interest expense for the three-month period ended September 30, 2004, increased $2.0 million, or 30.5%, to $8.4 million, compared to $6.4 million in the comparable period in 2003. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on the Company's Unaudited Condensed Consolidated Balance Sheet. Such debt increased as a result of the SeaWest Asset Acquisition and the change in securitization structure implemented beginning in July 2003, partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger and the TFC Merger. As the Company continues to structure future securitization transactions as secured financings, securitization trust debt and the related interest expense are expected to increase.

Marketing expense for the three-month period ended September 30, 2004, increased $1.2 million, or 84.6%, to $2.6 million, compared to $1.4 million in the comparable period in 2003. The increase is primarily the result of subscription fees associated with dealer application software initially implemented in the first quarter of 2004.

The Company increased its valuation allowance against the net deferred tax asset by the income tax benefit for the 2004 period. The result is a net income tax provision of zero for the three-month period ended September 30, 2004. No income tax expense was recorded during the 2003 period.

THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

REVENUES. During the nine months ended September 30, 2004, revenues were $92.5 million, an increase of $19.2 million, or 26.2%, from the prior year period revenue amount of $73.3 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the nine-month period ended September 30, 2004 increased $34.9 million, or 95.2%, to $71.5 million in 2004 from $36.6 million in 2003. The primary reasons for the increase in interest income are the change in securitization structure implemented during the third quarter of 2003 as described above and the interest income earned on the portfolios of Contracts acquired in the TFC Merger and the SeaWest Asset Acquisition. This increase was partially offset by the decline in the balance of the portfolio of Contracts acquired in the MFN Merger and a decrease in residual interest income, including an impairment loss of $2.6 million related to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools that are held by non-consolidated subsidiaries.

The increase in interest income is offset in part by the elimination of net gain on sale of Contracts revenue and a decrease in servicing fees. As a result of the change in securitization structure, zero net gain on sale of Contracts was recorded in the current period, compared to $8.7 million net gain on sale in the year earlier period. The 2003 gain on sale of Contracts amount is net of a negative fair value adjustment of $1.8 million related to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools that are held by non-consolidated subsidiaries.

Servicing fees of $9.9 million in the nine months ended September 30, 2004 decreased $3.5 million, or 26.2%, from $13.4 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. The decrease was partially offset by the servicing fees earned on the SeaWest Third Party Portfolio.

Other income decreased $3.5 million, or 24.0%, to $11.2 million during the nine months ended September 30, 2004 from $14.7 million during the 2003 period. The period over period decrease resulted primarily from a sales tax refund of $2.0 received in the 2003 period and decreased recoveries on previously charged off MFN Contracts. Such recoveries were $6.4 million for the nine months ended September 30, 2004, compared to $9.6 million for the same period in 2003.

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

Total operating expenses were $96.1 million for the first nine months of 2004, compared to $70.7 million for the first nine months of 2003. The increase is primarily due to a $16.4 million increase in the provision for credit losses to $20.6 million during the 2004 period as compared to $4.2 million in the 2003 period. Increased interest expense and personnel costs were also significant.

Personnel costs increased to $29.4 million during the nine months ended September 30, 2004, representing 30.5% of total operating expenses, from $27.4 million for the comparable 2003 period, or 38.7% of total operating expenses. The increase is primarily the result of staff additions related to the TFC Merger in May 2003 and the SeaWest Asset Acquisition in April 2004. This increase was partially offset by staff reductions since the MFN Merger in 2002 related to the integration and consolidation of certain service and administrative activities and the decline in the balance of the portfolio of Contracts acquired in the MFN Merger. The decrease as a percentage of total operating expenses reflects the higher operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased to $15.2 million, or 15.8% of total operating expenses, in the first nine months of 2004, as compared to $14.1 million, or 20.0% of total operating expenses, in the first nine months of 2003. The increase is due primarily to increased legal expenses and incremental corporate expenses associated with the TFC Merger, which closed in May 2003. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the nine-month period ended September 30, 2004, increased $4.8 million, or 27.9%, to $21.8 million, compared to $17.0 million in the comparable period in 2003. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on the Company's Unaudited Condensed Consolidated Balance Sheet. Such debt increased as a result of the TFC Merger and the SeaWest Asset Acquisition and the change in securitization structure implemented beginning in July 2003, partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger.

Marketing expense for the nine-month period ended September 30, 2004, increased $1.8 million, or 42.9%, to $5.9 million, compared to $4.1 million in the comparable period in 2003. The increase is primarily the result of subscription fees associated with dealer application software initially implemented in the first quarter of 2004.

 The Company increased its valuation allowance against the net deferred tax asset by the income tax benefit for the 2004 periods presented. The result is a net income tax provision of zero for the three- and nine-month periods ended September 30, 2004. In the 2003 period, an income tax benefit of $3.4 million was recorded. The income tax benefit in the prior period was primarily the result of the resolution of certain IRS examinations of tax returns filed by MFN prior to the MFN Merger. The resulting tax benefit of $4.9 million was offset in part by an income tax provision of $1.5 million.

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

Net cash provided by operating activities for the nine-month periods ended September 30, 2004 and 2003 was $10.3 million and $64.2 million, respectively. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts.

Net cash used in investing activities for the nine-month periods ended September 30, 2004 and 2003 was $241.2 million and $101.0 million, respectively. Cash used in investing activities has generally related to purchases of Contracts, the cost of acquiring TFC and the purchase of furniture and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2004, was $208.6 million compared with net cash used in financing activities of $30.9 million for the nine months ended September 30, 2003. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt.

The primary reason for the significant increase in cash used in investing activities and cash provided by financing activities period over period is the change in the securitization structure implemented in the third quarter of 2003.

Contracts are purchased from Dealers for a cash price generally approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. As of September 30, 2004 the Company had $225 million in warehouse credit capacity, in the form of a $125 million facility and a $100 million facility. Both warehouse facilities provide funding for Contracts purchased under the CPS Programs. A third facility in the amount of $75 million, which the Company utilized to fund Contracts under the CPS Programs, expired on February 21, 2004. A fourth facility in the amount of $25 million, which the Company utilized to fund Contracts under the TFC Programs, expired on June 24, 2004.

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

These facilities are independent of each other. With the two currently existing facilities, two different financial institutions purchase the notes issued by these facilities, and two different insurers insure the notes (each a "Note Insurer"). The Note Insurer on the $125 million facility is the controlling party whereas the lender on the $100 million facility is the controlling party. Up through June 30, 2003, sales of Contracts to the special purpose subsidiaries ("SPS") related to two of the three then existing facilities had been treated as sales for financial accounting purposes. The Company, therefore, removed these securitized Contracts and related debt from its Unaudited Condensed Consolidated Balance Sheet and recognized a gain on sale in the Company's Unaudited Condensed Consolidated Statement of Operations related to Contracts financed through this facility. Indebtedness related to Contracts funded by the third facility existing as of June 30, 2003, however, was on the Company's Unaudited Condensed Consolidated Balance Sheet and no gain on sale has ever been recognized in the Company's Unaudited Condensed Consolidated Statement of Operations. During July 2003, each of the first two facilities was amended, with the effect that subsequent use of such facilities is treated for financial accounting purposes as a borrowing secured by such receivables, rather than as a sale of receivables. The effects of that amendment are similar to those discussed above with respect to the change in securitization structure. Both existing facilities as of September 30, 2004 are treated for financial accounting purposes as secured financings.

For the portfolio owned by non-consolidated subsidiaries, cash used to increase Credit Enhancement amounts to required levels for the nine-month periods ended September 30, 2004 and 2003 was $2.1 million and $19.6 million, respectively. Cash released from Trusts and their related Spread Accounts to the Company for the nine-month periods ended September 30, 2004 and 2003, was $17.2 million and $20.2 million, respectively. Changes in the amount of Credit Enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related. The Company did not make any initial deposits to Spread Accounts or fund initial overcollateralization related to term securitization transactions owned by non-consolidated subsidiaries during the nine months ended September 30, 2004 compared to $18.7 million during the nine months ended September 30, 2003.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, and increase Credit Enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases, the advance rate on the warehouse facilities, the required level of initial Credit Enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is limited in its ability to purchase Contracts by its available cash and the capacity of its warehouse facilities. As of September 30, 2004, the Company had unrestricted cash on hand of $10.9 million and available Contract purchase commitments financing from its warehouse credit facilities of $208.5 million, subject to collateral availability. The Company's plans to manage its need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various covenants requiring certain minimum financial ratios and results. As a result of amendments to the related Securitization Agreements executed during the first nine months of 2004, the Company was in compliance with all of these covenants as of September 30, 2004, except one related to the minimum cash balance on the closing date of a term securitization transaction. The controlling party has waived this covenant breach.

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

CRITICAL ACCOUNTING POLICIES

(a) ALLOWANCE FOR FINANCE CREDIT LOSSES

In order to estimate an appropriate allowance for losses incurred on finance receivables held on the Company's Unaudited Condensed Consolidated Balance Sheet, the Company uses a loss allowance methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula-driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for known and inherent losses in its portfolio of finance receivables. Provision for credit losses is charged to the Company's Unaudited Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, the Company's level of provisioning and/or allowance may change as well.

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

As of September 30, 2004 and December 31, 2003 the line item "Residual interest in securitizations" on the Company's Unaudited Consolidated Balance Sheet represents the residual interests in certain term securitizations but no residual interest in warehouse securitizations, because the Company's warehouse securitizations were restructured in July 2003 as secured financings. Subsequent term securitizations of receivables purchased were also structured as secured financings. The warehouse securitizations are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Unaudited Condensed Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

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

The prior securitizations that were treated as sales for financial accounting purposes differ from secured financings in that the Trust to which the SPS sold the Contracts met the definition of a qualified special purpose entity under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of the Trust are not consolidated into the Company's Unaudited Condensed Consolidated Balance Sheet.

The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes which it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 73.0% to 73.5% of the aggregate principal balance of the Contracts (that is, at least 26.5% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003 the warehouse securitizations related to the CPS Programs were amended to provide for the transactions to be reflected as secured financings for financial accounting purposes. The Contracts held by the warehouse SPS and the promissory notes that it issues are therefore included in the Company's Unaudited Condensed Consolidated Financial Statements as of September 30, 2004 and December 31, 2003 as assets and liabilities, respectively.

Upon each sale of Contracts in a securitization structured as a secured financing, whether a term securitization or a warehouse securitization, the Company retains on its Unaudited Condensed Consolidated Balance Sheet the Contracts securitized as assets and records the Notes issued in the transaction as indebtedness of the Company.

Under the prior securitizations structured as sales for financial accounting purposes, the Company removed from its Unaudited Condensed Consolidated Balance Sheet the Contracts sold and added to its Unaudited Condensed Consolidated Balance Sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained or residual interest (the "Residual") consists of
(a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company. Until the maturity of these transactions, the Company's Unaudited Condensed Consolidated Balance Sheet will reflect securitization transactions structured both as sales and as secured financings.

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

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts that may be below their required levels. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults and default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. As of September 30, 2004, the Company has used prepayment estimates of approximately 19.4% to 24.6% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data and projected future recovery levels. In valuing the Residuals, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 15.1% to 24.0% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.6% to 5.6% of the original principal balance.

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

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 19.4% to 24.6% cumulatively over the lives of the related Contracts, that charge-offs as a percentage of original balances will approximate 15.1% to 24.0% cumulatively over the lives of the related Contracts, with recovery rates approximating 2.6% to 5.6% of original principal balances. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.

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

Provisions for credit losses are recorded in connection with the origination and throughout the life of Contracts that are held on the Company's Unaudited Condensed Consolidated Balance Sheet. Such provisions are based on management's estimates of charge-offs in light of then-current conditions. If actual credit losses in a given period exceed the allowance for credit losses, a provision for credit losses during the period would be required.

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

DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the three- and nine-month periods ended September 30, 2004, no Dealer accounted for as much as 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

The Company is subject to market risks due to fluctuations in interest rates primarily as a result of its commitments to enter into new Contracts. The table below outlines the carrying values and estimated fair values of financial instruments:

                                                SEPTEMBER 30, 2004        DECEMBER 31, 2003
                                              ----------------------    ---------------------
                                               CARRYING       FAIR      CARRYING       FAIR
                                                VALUE         VALUE       VALUE        VALUE
                                              ---------     --------    --------      -------
FINANCIAL INSTRUMENT                                            (In thousands)
Finance receivables, net ................     $485,922      485,922     $266,189      266,189
Residual interest in securitizations.....       68,714       68,714      111,702      111,702
Warehouse lines of credit ...............       16,521       16,521       33,709       33,709
Notes payable ...........................        1,593        1,593        3,330        3,330
Residual interest financing .............       27,311       27,311           --           --
Securitization trust debt ...............      477,891      477,891      245,118      245,118
Senior secured debt .....................       59,829       59,829       49,965       49,965
Subordinated debt .......................       15,000       15,750       35,000       35,506
Related party debt ......................           --           --       17,500       17,763

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

On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, making allegations similar to those that were asserted in the LANG case, and seeking damages in an unspecified amount, on behalf of a purported nationwide class. (The LANG case has been settled on the terms disclosed in the Annual Report, and related to alleged defects in the notices given with respect to repossessed vehicles.) CPS believes that it has one or more defenses to each of the claims made in this lawsuit, and intends to defend the matter vigorously.

On June 15, 2004, Keywana Booker filed a lawsuit in the federal district court of Atlanta, Georgia, alleging violations of the Fair Debt Collection Practices Act, and seeking damages in an unspecified amount on behalf of a purported class of Georgia residents. The Company has reached an agreement in principle to settle the BOOKER lawsuit payment of an immaterial amount.

On July 14, 2004, Jeremy Henry filed a lawsuit in the superior court of San Diego, California, alleging that he, and a purported California class, were harmed by alleged defects in post-repossession notices. The notice in question is a form that was used by TFC prior to TFC's having been acquired by CPS, and for a short time thereafter. CPS believes that it has one or more defenses to each of the claims made in the lawsuit, and intends to defend this matter vigorously.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2004, the Company did not purchase any shares of its common stock.

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

         (b) The Company filed one report on Form 8-K during the quarter for which this report is filed. Such report was filed on August 3, 2004. It reported information under item 12 of Form 8-K, to the effect that the Company had issued a quarterly earnings release. Pursuant to Item 7, the text of such release was attached as an exhibit.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CONSUMER PORTFOLIO SERVICES, INC.

                           (Registrant)

Date: November 15, 2004

                           /s/ CHARLES E. BRADLEY, JR.
                           -------------------------------------
                           Charles E. Bradley, Jr.
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (Principal Executive Officer)


Date: November 15, 2004


                           /s/ ROBERT E. RIEDL
                           -------------------------------------------------
                           Robert E. Riedl
                           SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial Officer)