Form 10-K
period 2004-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2005-03-31
CIK 889609

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-14116

                        CONSUMER PORTFOLIO SERVICES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                    33-0459135
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

The aggregate market value of the 11,492,807 shares of the registrant's common stock held by non-affiliates, based upon the closing price of the registrant's common stock on Nasdaq on June 30, 2004, was approximately $51,717,632. For purposes of this computation, a registrant sponsored pension plan and all directors, executive officers, and beneficial owners of 10 percent or more of the registrant's common stock are deemed to be affiliates. Such determination is not an admission that such plan, directors, executive officers, and beneficial owners are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 14, 2005, was 21,586,828.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement for its 2005 annual meeting of shareholders is incorporated by reference into Part III of this report.
================================================================================

ITEM 1. BUSINESS

GENERAL

Consumer Portfolio Services, Inc. ("CPS," and together with its subsidiaries, the "Company") is a consumer finance company specializing in purchasing, selling and servicing retail automobile installment purchase contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers with limited credit histories, low incomes or past credit problems ("Sub-Prime Customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not lend money directly to consumers. Rather, it purchases installment Contracts from Dealers. CPS purchases Contracts under any of several programs (the "CPS Programs") that it offers to Dealers.

CPS was incorporated and began its operations in 1991. From inception through December 31, 2004, the Company has purchased approximately $5.4 billion of Contracts from Dealers. In addition, the Company obtained a total of approximately $605 million of Contracts in its 2002, 2003 and 2004 acquisitions, described below. As of December 31, 2004, the Company had a total managed portfolio, net of unearned interest on pre-computed Contracts, of approximately $906.9 million, including the remaining outstanding balance of Contracts acquired in the two acquisitions and $53.5 million of Contracts serviced for non-affiliated owners of the Contracts.

ACQUISITIONS

In March 2002, the Company acquired MFN Financial Corporation and its subsidiaries in a merger (the "MFN Merger"). In May 2003, the Company acquired TFC Enterprises, Inc. and its subsidiaries in a second merger (the "TFC Merger"). MFN Financial Corporation and its subsidiaries ("MFN") and TFC Enterprises, Inc. and its subsidiaries ("TFC") were engaged in businesses similar to that of the Company; buying Contracts from Dealers, repackaging those Contracts in securitization transactions, and servicing those Contracts. The Company acquired approximately $380 million of Contracts in the MFN Merger, and approximately $150 million in the TFC Merger. MFN ceased acquiring Contracts in March 2002; TFC continues to acquire Contracts under its "TFC Programs," on terms and conditions similar to those it used prior to the TFC Merger. Contracts purchased by TFC during the year ended December 31, 2004 accounted for less than 10% of the Company's total purchases during the year.

The Company on April 2, 2004 acquired (in the "SeaWest Asset Acquisition") automotive finance receivables and other assets from SeaWest Financial Corporation and its subsidiaries (collectively, "SeaWest"). The aggregate purchase price was approximately $63.2 million, which was funded with the proceeds of an acquisition financing facility and existing cash. The other assets included a $2.8 million note to an affiliate of SeaWest and certain furniture and equipment. In addition, the Company was appointed the successor servicer of three separate term securitization transactions originally sponsored by SeaWest (the "SeaWest Third Party Portfolio").

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

When structured to be treated as a secured financing, the subsidiary is consolidated with the Company. Accordingly, the Contracts and the related securitization trust debt appear as assets and liabilities, respectively, of the Company on its Consolidated Balance Sheet. The Company then recognizes interest income on the receivables and interest expense on the securities issued in the securitization and records as expense a provision for probable credit losses on the receivables.

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

CHANGE IN POLICY

In August 2003 the Company announced that it would structure its future securitization transactions related to Contracts purchased under the CPS Programs to be reflected as secured financings for financial accounting purposes. Its six subsequent term securitizations of such finance receivables have been so structured. Prior to August 2003, the Company had structured its term securitization transactions related to the CPS Programs to be reflected as sales for financial accounting purposes. In the MFN Merger and TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. As of December 31, 2004, the Company's Consolidated Balance Sheet included net finance receivables of approximately $40.8 million and securitization trust debt of $32.8 million related to finance receivables acquired in the two mergers, out of totals of net finance receivables of approximately $550.2 million and securitization trust debt of approximately $542.8 million.

CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of December 31, 2004 was approximately $906.9 million (this amount includes $53.5 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees and has no credit risk). See "-- Securitization of Contracts," "-- The Servicing Agreements," "--Management's Discussion and Analysis of Financial Condition and Results of Operations," and "--Liquidity and Capital Resources."

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

MARKETING

The Company directs its marketing efforts to Dealers, rather than to consumers. As of December 31, 2004, the Company was a party to its standard form dealer agreements ("Dealer Agreements") with over 5,700 Dealers. Approximately 96% of these Dealers are franchised new car dealers that sell both new and used cars and the remainders are independent used car dealers. For the year ended December 31, 2004, approximately 85% of the Contracts purchased under the CPS Programs consisted of financing for used cars and the remaining 15% for new cars, as compared to 85% used and 15% new in the year ended December 31, 2003.

The Company establishes relationships with Dealers through Company representatives who contact a prospective Dealer to explain the Company's Contract purchase programs, and who thereafter provide Dealer training and support services. As of December 31, 2004, the Company had 63 representatives. The representatives are contractually obligated to represent the Company's financing program exclusively. The Company's representatives present the Dealer with a marketing package, which includes the Company's promotional material containing the terms offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement, and required documentation relating to Contracts. Marketing representatives have no authority relating to the decision to purchase Contracts from Dealers.

Most of the Dealers under contract with CPS regularly submit Contracts to the Company for purchase, although they are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the year ended December 31, 2004, no Dealer accounted for more than 1% of the total number of Contracts purchased by the Company under the CPS Programs. Contracts purchased by TFC after the TFC Merger under the TFC programs are purchased with a dealer marketing strategy that is similar to that of CPS as described above except that the marketing efforts are directed at independent used car dealers. The following table sets forth the geographical sources of the Contracts purchased by the Company under the CPS Programs (based on the addresses of the customers as stated on the Company's records) during the years ended December 31, 2004 and 2003. Contracts purchased by TFC after the TFC Merger are not included because such purchases accounted for less than 10% of the total purchases during the year. All Contracts are acquired from Dealers located within the United States.


                                     Contracts Purchased During the Year Ended (1)
                                 ----------------------------------------------------
                                    December 31, 2004            December 31, 2003
                                 ------------------------    ------------------------
                                   Number      Percent (2)     Number      Percent (2)
                                 ----------    ----------    ----------    ----------
Texas ......................          3,422        12.1%          2,333         9.8%
California .................          2,431         8.6%          1,461         6.1%
Louisiana ..................          1,949         6.9%          1,637         6.8%
Florida ....................          1,731         6.1%          1,343         5.6%
Pennsylvania ...............          1,676         5.9%          1,567         6.6%
Ohio .......................          1,437         5.1%          1,398         5.8%
North Carolina .............          1,390         4.9%          1,281         5.4%
Maryland ...................          1,373         4.8%          1,070         4.5%
Illinois ...................          1,312         4.6%          1,466         6.1%
Georgia ....................          1,263         4.5%          1,046         4.4%
Michigan ...................          1,121         4.0%          1,258         5.3%
Kentucky ...................          1,118         3.9%            948         4.0%
New York ...................          1,102         3.9%            932         3.9%
Virginia ...................          1,043         3.7%            498         2.1%
Other States ...............          6,008        21.2%          5,662        23.7%
                                 ----------    ----------    ----------    ----------
Total ......................         28,376       100.0%         23,900       100.0%
                                 ==========    ==========    ==========    ==========
__________

(1) Excludes purchases under the TFC Programs.
(2) Amounts may not total 100% due to rounding.


ORIGINATION OF CONTRACTS

DEALER ORIGINATION

When a retail automobile buyer elects to obtain financing from a Dealer, the Dealer takes a credit application to submit to its financing sources. Typically, a Dealer will submit the buyer's application to more than one financing source for review. The Company believes the Dealer's decision to choose the Company, rather than other financing sources, is based primarily on the monthly payment that will be offered to the automobile buyer, the purchase price offered for the Contract, the timeliness, consistency and predictability of response, and any conditions to purchase.

Upon receipt of information from a Dealer, the Company's administrative personnel order a credit report to document the buyer's credit history. If, upon review by a Company credit analyst, it is determined that the Contract meets the Company's underwriting criteria, or would meet such criteria with modification, the Company requests and reviews further information and supporting documentation and, ultimately, decides whether to purchase the Contract. When presented with an application, the Company attempts to notify the Dealer within two hours as to whether it would purchase the related Contract. The Company's TFC subsidiaries finance vehicle purchases exclusively by members of the United States armed forces.

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

The Company purchases Contracts under the CPS Programs from Dealers at a price generally equal to the total amount financed under the Contracts, adjusted for an acquisition fee, which may either increase or decrease the Contract purchase price paid by the Company. The amount of the acquisition fee, and whether it results in an increase or decrease to the Contract purchase price, is based on the perceived credit risk and, in some cases, the interest rate on the Contract. For the years ended December 31, 2004, 2003 and 2002, the average acquisition fee charged per Contract purchased under the CPS Programs was $226, $372 and $313, respectively, or 1.6%, 2.7% and 2.2%, respectively, of the amount financed.

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

OBJECTIVE CONTRACT PURCHASE CRITERIA

To be eligible for purchase by the Company, a Contract must have been originated by a Dealer that has entered into a Dealer Agreement to sell Contracts to the Company. The Contract must be secured by a first priority lien on a new or used automobile, light truck or passenger van and must meet the Company's underwriting criteria. In addition, each Contract requires the customer to maintain physical damage insurance covering the financed vehicle and naming the Company as a loss payee. The Company or any purchaser of the Contract from the Company may, nonetheless, suffer a loss upon theft or physical damage of any financed vehicle if the customer fails to maintain insurance as required by the Contract and is unable to pay for repairs to or replacement of the vehicle or is otherwise unable to fulfill his or her obligations under the Contract.

The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Sub-Prime Customers and the adequacy of the financed vehicle as security for a Contract. These criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the Contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability; and other factors. Specifically, the Company's guidelines for the CPS Programs generally limit the maximum principal amount of a purchased Contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. The Company does not finance vehicles that are more than eight model years old or have in excess of 85,000 miles. Under most CPS Programs, the maximum term of a purchased Contract is 72 months; a shorter maximum term may be applied based on the mileage of the vehicle, and Contracts with the maximum term of 72 months may be purchased if the customer is among the more creditworthy of CPS's obligors and the vehicle is generally not more than two model years old and has less than 30,000 miles. Contract purchase criteria are subject to change from time to time as circumstances may warrant. Upon receiving this information with the customer's application, the Company's underwriters verify the customer's employment, residency, insurance and credit information provided by the customer by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, prior to purchasing a Contract under the CPS Programs, CPS contacts each customer by telephone to confirm that the Customer understands and agrees to the terms of the related Contract.

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

CHARACTERISTICS OF CONTRACTS. All of the Contracts purchased by the Company are fully amortizing and provide for level payments over the term of the Contract. The average original principal amount financed, under the CPS Programs and in the year ended December 31, 2004, was approximately $14,410, with an average original term of approximately 61 months and an average down payment amount of 13.8%. Based on information contained in customer applications, for this 12-month period, the retail purchase price of the related automobiles averaged $14,812 (which excludes tax, license fees, and any additional costs such as a maintenance contract), the average age of the vehicle at the time the Contract was purchased was three years, and CPS customers averaged approximately 38 years of age, with approximately $38,463 in average annual household income and an average of 5.0 years history with his or her current employer.

All Contracts may be prepaid at any time without penalty. In the event a customer elects to prepay a Contract in full, the payoff amount is calculated by deducting the unearned interest from the Contract balance, in the case of a pre-computed Contract, or by adding accrued interest to the Contract balance, in the case of a simple interest Contract, plus, in either case, adding any accrued fees such as late fees.

Each Contract purchased by the Company prohibits the sale or transfer of the financed vehicle without the Company's consent and allows for the acceleration of the maturity of a Contract upon a sale or transfer without such consent. The Company generally does not consent to a sale or transfer of a financed vehicle unless the related Contract is prepaid in full.

DEALER COMPLIANCE. The Dealer Agreement and related assignment contain representations and warranties by the Dealer that an application for state registration of each financed vehicle, naming the Company as secured party with respect to the vehicle, was effected at the time of sale of the related Contract to the Company, and that all necessary steps have been taken to obtain a perfected first priority security interest in each financed vehicle in favor of the Company under the laws of the state in which the financed vehicle is registered. If a Dealer or the Company, because of clerical error or otherwise, has failed to take such action in a timely manner, or to maintain such interest with respect to a financed vehicle, neither the Company nor any purchaser of the related Contract from the Company would have a perfected security interest in the financed vehicle and its security interest may be subordinate to the interest of, among others, subsequent purchasers of the financed vehicle, holders of perfected security interests and a trustee in bankruptcy of the customer. The security interest of the Company or the purchaser of a Contract may also be subordinate to the interests of third parties if the interest is not perfected due to administrative error by state recording officials. Moreover, fraud or forgery could render a Contract unenforceable. In such events, the Company could suffer a loss with respect to the related Contract. In the event the Company suffers such a loss, it will generally have recourse against the Dealer from which it purchased the Contract. This recourse will be unsecured, and there can be no assurance that any particular Dealer will satisfy its obligations to the Company.

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

If a customer fails to make or keep promises for payments, or if the customer is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the customer's payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed the Company will stop accruing interest in this Contract, and reclassify the remaining Contract balance to other assets. In addition the Company will apply a specific reserve to this Contract so that the net balance represents the estimated fair value less costs to sell.

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

Once a Contract becomes greater than 90 days delinquent, the Company does not recognize additional interest income until the borrower under the Contract makes sufficient payments to be less than 90 days delinquent. Any payments received by a borrower that is greater than 90 days delinquent is first applied to accrued interest and then to principal reduction.

CREDIT EXPERIENCE

The Company's financial results are dependent on the performance of the Contracts in which it retains an ownership interest. The tables below document the delinquency, repossession and net credit loss experience of all Contracts that the Company was servicing (excluding Contracts from the SeaWest Third Party Portfolio) as of the respective dates shown. Credit experience for CPS, MFN (since the date of the MFN Merger), TFC (since the date of the TFC Merger) and SeaWest (since the date of the SeaWest Asset Acquisition) is shown on both a combined and individual basis in the tables below.


                                               DELINQUENCY EXPERIENCE (1)

                                           CPS, MFN, TFC AND SEAWEST COMBINED


                                          December 31, 2004            December 31, 2003           December 31, 2002
                                         -----------------------     -----------------------     -----------------------
                                         Number of                   Number of                   Number of
                                         Contracts      Amount       Contracts      Amount       Contracts      Amount
                                         ---------     ---------     ---------     ---------     ---------     ---------
Delinquency Experience                                                  (Dollars in thousands)
Gross servicing portfolio (1) ......       83,018      $873,880        84,860      $773,220        86,940      $616,519
Period of delinquency (2)
31-60 days .........................        2,106        19,010         2,506        17,982         3,658        18,388
61-90 days .........................        1,069         8,051         1,340         8,942         1,541         6,595
91+ days ...........................        1,176         7,758         1,522         9,452           825         3,422
                                         ---------     ---------     ---------     ---------     ---------     ---------
Total delinquencies (2) ............        4,351        34,819         5,368        36,376         6,024        28,405
Amount in repossession (3) .........        1,408        14,090         1,242        11,751         1,402        10,835
                                         ---------     ---------     ---------     ---------     ---------     ---------
Total delinquencies and
   amount in repossession (2) ......        5,759      $ 48,909         6,610      $ 48,127         7,426      $ 39,240
                                         =========     =========     =========     =========     =========     =========

Delinquencies as a percentage
   of gross servicing portfolio ....          5.2%          4.0%          6.3%          4.7%          6.9%          4.6%

Total delinquencies and
   amount in repossession as a
   percentage of gross servicing
   portfolio .......................          6.9%          5.6%          7.8%          6.2%          8.5%          6.4%

Extension Experience
Contracts with One Extension (4) ...        9,661      $ 86,138        10,004      $ 76,617        16,284      $ 90,846
Contracts with Two or More
   Extensions (4) ..................        4,383        23,659         7,347        34,224        10,586        45,355
                                         ---------     ---------     ---------     ---------     ---------     ---------

Total Contracts with Extensions ....       14,044      $109,797        17,351      $110,841        26,870      $136,201
                                         =========     =========     =========     =========     =========     =========


                                                           CPS

                                          December 31, 2004            December 31, 2003           December 31, 2002
                                         -----------------------     -----------------------     -----------------------
                                         Number of                   Number of                   Number of
                                         Contracts      Amount       Contracts      Amount       Contracts      Amount
                                         ---------     ---------     ---------     ---------     ---------     ---------
Delinquency Experience                                                 (Dollars in thousands)
Gross servicing portfolio (1).......       59,124      $706,810        47,615      $543,776        43,244      $394,845
Period of delinquency (2)
31-60 days..........................        1,302        14,546         1,175        11,766         1,734        10,738
61-90 days..........................          520         5,430           657         5,719           643         3,619
91+ days............................          288         3,139           393         3,105           282         1,508
                                         ---------     ---------     ---------     ---------     ---------     ---------
Total delinquencies (2).............        2,110        23,115         2,225        20,590         2,659        15,865
Amount in repossession (3)..........          891         9,929           725         8,434           654         6,305
                                         ---------     ---------     ---------     ---------     ---------     ---------
Total delinquencies and
   amount in repossession (2).......        3,001      $ 33,044         2,950      $ 29,024         3,313      $ 22,170
                                         =========     =========     =========     =========     =========     =========

Delinquencies as a percentage
   of gross servicing portfolio.....          3.6%          3.3%          4.7%          3.8%          6.2%          4.0%

Total delinquencies and
   amount in repossession as a
   percentage of gross servicing
   portfolio........................          5.1%          4.7%          6.2%          5.3%          7.7%          5.6%

Extension Experience
Contracts with One Extension (4)....        6,226      $ 68,156         4,500      $ 52,997         5,742      $ 32,007
Contracts with Two or More
   Extensions (4)...................        1,324        12,963         1,354         9,702         2,893        10,386
                                         ---------     ---------     ---------     ---------     ---------     ---------

Total Contracts with Extensions.....        7,550      $ 81,119         5,854      $ 62,699         8,635      $ 42,393
                                         =========     =========     =========     =========     =========     =========



                                                           MFN

                                          December 31, 2004            December 31, 2003           December 31, 2002
                                         -----------------------     -----------------------     -----------------------
                                         Number of                   Number of                   Number of
                                         Contracts      Amount       Contracts      Amount       Contracts      Amount
                                         ---------     ---------     ---------     ---------     ---------     ---------
Delinquency Experience                                                 (Dollars in thousands)
Gross servicing portfolio (1).......        6,647      $ 18,255        20,282      $ 77,717        43,696      $221,674
Period of delinquency (2)
31-60 days..........................          233           457           769         2,128         1,924         7,650
61-90 days..........................          175           365           327           843           898         2,976
91+ days............................          137           254           227           532           543         1,914
                                         ---------     ---------     ---------     ---------     ---------     ---------
Total delinquencies (2).............          545         1,076         1,323         3,503         3,365        12,540
Amount in repossession (3)..........          111           475           369         1,899           748         4,530
                                         ---------     ---------     ---------     ---------     ---------     ---------
Total delinquencies and
   amount in repossession (2).......          656      $  1,551         1,692      $  5,402         4,113      $ 17,070
                                         =========     =========     =========     =========     =========     =========

Delinquencies as a percentage
   of gross servicing portfolio.....          8.2%          5.9%         6.5%           4.5%          7.7%          5.7%

Total delinquencies and
   amount in repossession as a
   percentage of gross servicing
   portfolio........................          9.9%          8.5%         8.3%           7.0%          9.4%          7.7%

Extension Experience
Contracts with One Extension (4)....        1,530      $  4,352         5,197      $ 21,560        10,542      $ 58,839
Contracts with Two or More
   Extensions (4)...................        2,609         8,043         5,707        23,050         7,693        34,969
                                         ---------     ---------     ---------     ---------     ---------     ---------

Total Contracts with Extensions......       4,139      $ 12,395        10,904      $ 44,610        18,235      $ 93,808
                                         =========     =========     =========     =========     =========     =========

                                                                TFC

                                          December 31, 2004            December 31, 2003
                                         -----------------------     -----------------------
                                         Number of                   Number of
                                         Contracts      Amount       Contracts      Amount
                                         ---------     ---------     ---------     ---------
Delinquency Experience                                      (Dollars in thousands)

Gross servicing portfolio (1).......       11,278      $107,635        16,963      $151,727
Period of delinquency (2)
31-60 days..........................          342         2,589           562         4,088
61-90 days..........................          226         1,375           356         2,380
91+ days............................          409         2,225           902         5,815
                                         ---------     ---------     ---------     ---------
Total delinquencies (2).............          977         6,189         1,820        12,283
Amount in repossession (3)..........          180         1,977           148         1,418
                                         ---------     ---------     ---------     ---------
Total delinquencies and
   amount in repossession (2).......        1,157      $  8,166         1,968      $ 13,701
                                         =========     =========     =========     =========

Delinquencies as a percentage
   of gross servicing portfolio.....          8.7%          5.8%         10.7%          8.1%

Total delinquencies and
   amount in repossession as a
   percentage of gross servicing
   portfolio........................         10.3%          7.6%         11.6%          9.0%

Extension Experience
Contracts with One Extension (4)....          446      $  3,599           307      $  2,061
Contracts with Two or More
   Extensions (4)...................          114           446           286         1,472
                                         ---------     ---------     ---------     ---------

Total Contracts with Extensions....           560      $  4,045           593      $  3,533
                                         =========     =========     =========     =========


                                                         SEAWEST ACQUIRED

                                          December 31, 2004
                                         -----------------------
                                         Number of
                                         Contracts      Amount
                                         ---------     ---------
Delinquency Experience                   (Dollars in thousands)
Gross servicing portfolio (1).......        5,969      $ 41,181
Period of delinquency (2)
31-60 days..........................          229         1,418
61-90 days..........................          148           881
91+ days............................          342         2,140
                                         ---------     ---------
Total delinquencies (2).............          719         4,439
Amount in repossession (3)..........          226         1,714
                                         ---------     ---------
Total delinquencies and
   amount in repossession (2).......          945      $  6,153
                                         =========     =========

Delinquencies as a percentage
   of gross servicing portfolio.....         12.1%         10.8%

Total delinquencies and
   amount in repossession as a
   percentage of gross servicing
   portfolio........................         15.8%         14.9%

Extension Experience
Contracts with One Extension (4)....        1,459      $ 10,031
Contracts with Two or More
   Extensions (4)...................          336         2,208
                                         ---------     ---------

Total Contracts with Extensions.....        1,795      $ 12,239
                                         =========     =========

______________
(1) All amounts and percentages are based on the amount remaining to be repaid on each Contract, including, for pre-computed Contracts, any unearned interest. The information in the table represents the gross principal amount of all Contracts purchased by the Company on an other than flow basis, including Contracts subsequently sold by the Company in securitization transactions that it continues to service. The table does not include Contracts from the SeaWest Third Party Portfolio.
(2) The Company considers a Contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the Servicing Agreements. The period of delinquency is based on the number of days payments are contractually past due. Contracts less than 31 days delinquent are not included.
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.
(4)  The aging categories shown in the tables reflect the impact of extensions.

EXTENSIONS

The Company may offer a customer an extension, under which the customer and the Company agree to move past due payments to the end of the Contract term. In such cases the customer must sign an agreement for the extension, and may pay a fee representing partial payment of accrued interest. The Company's policies, and its contractual arrangements for its warehouse and securitization transactions, limit the number of extensions that may be granted. In general, a customer may arrange for an extension no more than once every 12 months, not to exceed three extensions over the life of the Contract.

If a customer is granted such an extension, the date next due is advanced and the Contract is classified as current for delinquency aging purposes. Subsequent delinquency aging classifications would be based on the future payment performance of the Contract.


                          NET CHARGE-OFF EXPERIENCE (1)

                       CPS, MFN, TFC AND SEAWEST COMBINED

                                                                Year Ended December 31,
                                                     ------------------------------------------
                                                        2004            2003           2002
                                                     ------------   ------------   ------------
                                                              (Dollars in thousands)
Average servicing portfolio outstanding..........    $   796,436    $      674,523    $      524,286
Net charge-offs as a percentage of average
  servicing portfolio (2)........................            7.8%              6.8%              8.6%


                                        CPS

                                                                Year Ended December 31,
                                                     ------------------------------------------
                                                        2004            2003           2002
                                                     ------------   ------------   ------------
                                                              (Dollars in thousands)

Average servicing portfolio outstanding..........    $   623,639    $   483,647    $   291,863
Net charge-offs as a percentage of average
  servicing portfolio (2)........................            5.7%          4.7%            5.0%


                                        MFN

                                                                Year Ended December 31,
                                                     ------------------------------------------
                                                        2004            2003           2002
                                                     ------------   ------------   ------------
                                                              (Dollars in thousands)
Average servicing portfolio outstanding..........    $    38,569    $   123,140    $   278,908
Net charge-offs as a percentage of average
servicing portfolio (2)..........................           (0.5)%         12.6%          11.0%


                                        TFC

                                                        Year Ended December 31,
                                                     ---------------------------
                                                        2004            2003
                                                     ------------   ------------
                                                       (Dollars in thousands)
Average servicing portfolio outstanding..........    $   102,467    $   133,428
Net charge-offs as a percentage of average
  servicing portfolio (2) (3)....................           11.9%          11.3%


                              SEAWEST ACQUIRED (4)

                                                   March 1, through December 31,
                                                   -----------------------------
                                                               2004
                                                   -----------------------------
                                                       (Dollars in thousands)
Average servicing portfolio outstanding..........    $      54,040
Net charge-offs as a percentage of average
  servicing portfolio (2)........................             37.4%
__________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each Contract, net of unearned income on pre-computed Contracts. The information in the table represents all Contracts serviced by the Company (excluding Contracts from the SeaWest Third Party Portfolio).
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off.
(3) TFC Contracts are expected to charge off at rates greater than CPS. To partially compensate for this higher risk, TFC Contracts are purchased with a higher acquisition fee than CPS Contracts.
(4) Charge-off amounts are before consideration of the acquisition purchase discount.

FLOW PURCHASE PROGRAM

From May 1999 through the second quarter of 2002, the Company purchased Contracts primarily for immediate and outright resale to either of two non-affiliated third parties. The Company sold such Contracts for a mark-up above what the Company paid the Dealer. That markup represented the purchasers' compensating the Company for services in selecting Contracts for purchase and verifying customer credit information. In such sales, the Company made certain representations and warranties to the purchasers, normal in the industry, which related primarily to the legality of the sale of the underlying motor vehicle and to the validity of the security interest that conveyed to the purchaser. These representations and warranties were generally similar to the representations and warranties given by the originating Dealer to the Company. In the event of a breach of such representations or warranties, the Company might incur liabilities in favor of the purchaser(s) of the Contracts and there can be no assurance that the Company would be able to recover, in turn, against the originating Dealer(s).

One of the two flow purchasers ceased to purchase Contracts in December 2001, and the other ceased to purchase in May 2002. The flow purchase program accordingly ended at that time. The Company does not expect to recommence a flow purchase program.

SECURITIZATION OF CONTRACTS

The Company purchases Contracts for resale in or to be financed through securitization transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 1 of Notes to Consolidated Financial Statements. During 2004, the Company funded such purchases primarily with proceeds from four short-term revolving warehouse lines of credit. As of December 31, 2004, the Company had $225 million in warehouse credit capacity, in the form of a $125 million facility and a $100 million facility. The first facility provides funding for Contracts purchased under the TFC Programs while both warehouse facilities provide funding for Contracts purchased under the CPS Programs. A third facility in the amount of $75 million, which the Company utilized to fund Contracts under the CPS Programs, expired on February 21, 2004. A fourth facility in the amount of $25 million, which the Company utilized to fund Contracts under the TFC Programs, expired on June 24, 2004. These facilities are independent of each other. With the two currently existing facilities, two different financial institutions purchase the notes issued by these facilities, and two different insurers insure the notes (each a "Note Insurer"). The Note Insurer on the $125 million facility is the controlling party whereas the lender on the $100 million facility is the controlling party. Up to 73.5% of the principal balance of Contracts may be advanced to the Company under these facilities, subject to collateral tests and certain other conditions and covenants. Long-term funding for the purchase of Contracts is achieved by the Company through term securitization transactions, in which the liabilities (the asset-backed securities) are repaid as the underlying Contracts amortize. Proceeds from term securitization transactions are used primarily to repay the warehouse facilities. The Company completed five term securitization transactions in 2004 and four term securitization transactions in 2003.

In a securitization, the Company is required to make certain representations and warranties, which are generally similar to the representations and warranties made by Dealers in connection with the Company's purchase of the Contracts. If the Company breaches any of its representations or warranties to a purchaser of the Contracts, the Company will be obligated to repurchase the Contract from such purchaser at a price equal to the principal balance plus accrued and unpaid interest. The Company may then be entitled under the terms of its Dealer Agreement to require the selling Dealer to repurchase the Contract at a price equal to the Company's purchase price, less any principal payments made by the customer. Subject to any recourse against Dealers, the Company will bear the risk of loss on repossession and resale of vehicles under Contracts that it repurchases.

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

Pursuant to the Servicing Agreements, the Company is generally required to charge off the balance of any Contract by the earlier of the end of the month in which the Contract becomes five scheduled installments past due or, in the case of repossessions, the month that the proceeds from the liquidation of the financed vehicle are received by the Company or if the vehicle has been in repossession inventory for more than 90 days. In the case of repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted Contract and the net repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay to the holders ("Investors") of interests in the Trust the entire principal balance of Contracts charged off during the month, the trustee draws on the related Spread Account to pay the Investors. The amount drawn would then have to be restored to the Spread Account from future collections on the Contracts remaining in the pool before the Company would again be entitled to receive excess cash. In addition, the Company would not be entitled to receive any further monthly servicing fees with respect to the defaulted Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts and after any recourse to any insurer guarantees backing the Notes, as defined below, the Investors bear the risk of all charge-offs on the Contracts in excess of the Spread Account. The Investors' rights with respect to distributions from the Trusts are senior to the Company's rights. Accordingly, variation in performance of pools of Contracts affects the Company's ultimate realization of value derived from such Contracts.

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

EMPLOYEES

As of December 31, 2004, the Company had 758 full-time and 14 part-time employees, of whom 7 are senior management personnel, 451 are collections personnel, 124 are Contract origination personnel, 78 are marketing personnel (63 of whom are marketing representatives), 67 are operations and systems personnel, and 31 are administrative personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.



ITEM 2. PROPERTY

The Company's headquarters are located in Irvine, California, where it leases approximately 115,000 square feet of general office space from an unaffiliated lessor. The annual base rent was approximately $1.9 million through October 2003, and increased to $2.1 million for the following five years. In addition to base rent, the Company pays the property taxes, maintenance and other expenses of the premises.

In March 1997, the Company established a branch collection facility in Chesapeake, Virginia. The Company leases approximately 28,000 square feet of general office space in Chesapeake, Virginia, at a base rent that is currently $465,720 per year, increasing to $501,542 over a 10-year term.

The remaining four regional servicing centers occupy a total of approximately 49,000 square feet of leased space in Orlando, Florida; Atlanta, Georgia; Hinsdale, Illinois and Cleveland, Ohio. The termination dates of such leases range from 2007 to 2008.

See Notes 2 and 14 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

STANWICH LITIGATION. CPS was a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former Chairman of the Board of Directors of CPS, is the entity that was obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut. At year-end, CPS was a defendant only in a cross-claim brought by one of the other defendants in the case, Bankers Trust Company, which asserted a claim of contractual indemnity against CPS.

Subsequent to year-end, CPS settled the cross-claim of Bankers Trust by payment of $3.24 million, on or about February 8, 2005. Pursuant to that settlement, the court has dismissed the cross-claim, with prejudice.

In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against the Company in a separate action, which is now pending in federal district court in Rhode Island. The Company has filed counterclaims in the Rhode Island federal court against Mr. Pardee, and has filed a separate action against Mr. Pardee's Rhode Island attorneys, in the same court. The litigation between Mr. Pardee and CPS is stayed, awaiting resolution of an adversary action brought against Mr. Pardee in the bankruptcy court, which is hearing the bankruptcy of Stanwich.

The reader should consider that an adverse judgment against CPS in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect.

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

On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, making allegations similar to those that were asserted in the Lang case, and seeking damages in an unspecified amount, on behalf of a purported nationwide class. The Company removed the case to federal bankruptcy court, and filed a motion for summary judgment as part of its adversary proceeding against the plaintiff in the bankruptcy court. The federal bankruptcy court granted the plaintiff's motion to send the matter back to Alabama state court. The Company has appealed the ruling. Although the Company believes that it has one or more defenses to each of the claims made in this lawsuit, no discovery has yet been conducted and the case is in its earliest stages. Accordingly, there can be no assurance as to its outcome.

In June 2004, Plaintiff Jeremy Henry filed a lawsuit against the Company in the California Superior Court, San Diego County, alleging improper practices related to the notice given after repossession of a vehicle that he purchased. The lawsuit is styled a class action, though no motion for class certification has yet been filed. CPS and its subsidiary have a number of defenses that may be asserted with respect to the claims of plaintiff Henry.


The Company has recorded a liability as of December 31, 2004 that it believes represents a sufficient allowance for legal contingencies. Any adverse judgment against the Company, if in an amount materially in excess of the recorded liability, could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's executive officers follows:

CHARLES E. BRADLEY, JR., 45, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm.

NICHOLAS P. BROCKMAN, 60, has been Senior Vice President - Collections since January 1996. He was Senior Vice President of Contract Originations from April 1991 to January 1996. From 1986 to March 1991, Mr. Brockman served as a Vice President and Branch Manager of Far Western Bank.

MARK A. CREATURA, 45, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

JEFFREY P. FRITZ, 45, has been Senior Vice President - Accounting since August 2004. He served as a consultant to the Company from May 2004 to August 2004. Previously, he was the Chief Financial Officer of SeaWest Financial Corp. from February 2003 to May 2004, and the Chief Financial Officer of AFCO Auto Finance from April 2002 to February 2003. He practiced public accounting with Glenn M. Gelman & Associates from March 2001 to April 2002 and was Chief Financial Officer of Credit Services Group, Inc. from May 1999 to November 2000. He previously served as the Company's Chief Financial Officer from its inception through May 1999.

CURTIS K. POWELL, 48, has been Senior Vice President - Contract Origination since June 2001. Previously, he was the Company's Senior Vice President - Marketing, from April 1995. He joined the Company in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

ROBERT E. RIEDL, 41, has been Senior Vice President - Chief Financial Officer since August 2003. Mr. Riedl joined the Company as Senior Vice President - Risk Management in January 2003. Mr. Riedl was a Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 2000 to 2002. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of NCA's portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services Corporation from 1995 until joining SLP Capital in 1999.

CHRISTOPHER TERRY, 37, has been Senior Vice President - Asset Recovery since January 2003. He joined the Company in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990.

                                     PART II


ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market System, under the symbol "CPSS." The following table sets forth the high and low sales prices reported by Nasdaq for the Common Stock for the periods shown.

                                                             High        Low
                                                           ---------   ---------
January 1 - March 31, 2003...........................        2.200       1.500
April 1 - June 30, 2003..............................        3.455       1.630
July 1 - September 30, 2003..........................        3.700       2.480
October 1 - December 31, 2003........................        4.180       2.750
January 1 - March 31, 2004...........................        3.960       2.940
April 1 - June 30, 2004..............................        4.970       3.120
July 1 - September 30, 2004..........................        5.210       3.710
October 1 - December 31, 2004........................        4.870       3.980

As of March 16, 2005, there were 86 holders of record of the Company's Common Stock. To date, the Company has not declared or paid any dividends on its Common Stock. The payment of future dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's income, its capital requirements and financial condition, and other relevant factors. The instruments governing the Company's outstanding debt place certain restrictions on the payment of dividends. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain any cash flow for use in the Company's operations.

The table below presents information regarding outstanding options to purchase the Company's Common Stock.

                                                                                          NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE EXERCISE    FUTURE ISSUANCE UNDER EQUITY
                              BE ISSUED UPON EXERCISE       PRICE OF OUTSTANDING     COMPENSATION PLANS (EXCLUDING
                              OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND        SECURITIES REFLECTED IN
       PLAN CATEGORY            WARRANTS AND RIGHTS                RIGHTS                     COLUMN (a))
---------------------------- --------------------------- --------------------------- -------------------------------
                                                             DECEMBER 31, 2004
                                        (a)                         (b)                           (c)

 Equity compensation plans
   approved by security              4,052,049                     $2.51                       1,391,631
          holders
---------------------------- --------------------------- --------------------------- -------------------------------
 Equity compensation plans
 not approved by security               None                        N/A                           N/A
          holders
---------------------------- --------------------------- --------------------------- -------------------------------
           Total                     4,052,049                     $2.51                       1,391,631
---------------------------- --------------------------- --------------------------- -------------------------------

During the year ended December 31, 2004, the Company purchased a total of 25,999 shares of its common stock, as described in the following table:

Issuer Purchases of Equity Securities


                                                            TOTAL NUMBER OF SHARES     APPROXIMATE DOLLAR VALUE OF
                             TOTAL NUMBER     AVERAGE        PURCHASED AS PART OF         SHARES THAT MAY YET BE
                               OF SHARES     PRICE PAID    PUBLICLY ANNOUNCED PLANS     PURCHASED UNDER THE PLANS
        PERIOD (1)             PURCHASED     PER SHARE          OR PROGRAMS(2)                 OR PROGRAMS
---------------------------- -------------- ------------- ---------------------------- -----------------------------
May 2004                         6,738         $3.75                 6,738                      1,577,863
November 2004                   12,861         $4.39                12,861                      1,521,411
December 2004                    6,400         $4.50                 6,400                      1,492,604
---------------------------- -------------- ------------- ---------------------------- -----------------------------
Total                           25,999         $4.25                25,999
---------------------------- -------------- ------------- ---------------------------- -----------------------------

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                            Year Ended December 31,
                                                         ------------------------------------------------------------------
                                                           2004           2003           2002         2001         2000(1)
                                                         ---------      ---------     ---------     ---------     ---------
                                                                    (In thousands, except per share data)
Statement of Operations Data:
Net gain on sale of Contracts (2) ..................     $      --      $  10,421     $  21,518     $  32,765     $  16,234
Interest income ....................................       105,818         58,164        48,644        17,205         3,480
Servicing fees .....................................        12,480         17,058        14,621        10,666        15,848
Total revenue ......................................       132,692        104,986        98,388        62,576        35,951
Operating expenses .................................       148,580        108,025        98,326        62,256        68,354
Income (loss) before extraordinary item (3) ........       (15,888)           395         2,996           320       (22,147)
Extraordinary item (4) .............................            --             --        17,412            --            --
Net income (loss) ..................................       (15,888)           395        20,408           320       (22,147)
Basic income (loss) per share before ex. item ......         (0.75)          0.02          0.15          0.02         (1.10)
Diluted income (loss) per share before ex. item ....         (0.75)          0.02          0.14          0.02         (1.10)
Basic income (loss) per share, ex. item ............            --             --          0.87            --            --
Diluted income (loss) per share, ex. item ..........            --             --          0.83            --            --
Basic income (loss) per share ......................         (0.75)          0.02          1.03          0.02         (1.10)
Diluted income (loss) per share ....................         (0.75)          0.02          0.97          0.02         (1.10)


                                                                            Year Ended December 31,
                                                         ------------------------------------------------------------------
                                                           2004           2003           2002         2001          2000
                                                         ---------      ---------     ---------     ---------     ---------
                                                                                    (In thousands)
Balance Sheet Data:
Cash and restricted cash............................     $ 139,479      $ 100,486     $  51,859     $  13,924     $  24,315
Finance receivables, net............................       550,191        266,189        84,592            --        18,830
Residual interest in securitizations................        50,430        111,702       127,170       106,103        99,199
Total assets........................................       766,599        492,470       285,448       151,204       175,694
Term debt...........................................       675,548        384,622       175,942        82,555       102,614
Total liabilities...................................       696,679        410,310       202,874        89,518       113,572
Total shareholders' equity..........................        69,920         82,160        82,574        61,686        62,122
___________

(1) During the year ended December 31, 2000, the Company did not sell any Contracts in securitization transactions.
(2) The decrease in 2003 and 2004 is primarily the result of the change in securitization structure implemented in the third quarter of 2003.
(3) Results for 2003 and 2002 include a tax benefit of $3.4 million and $2.9 million, respectively.
(4) On March 8, 2002, CPS acquired 100% of MFN Financial Corporation and subsidiaries, resulting in the recognition of $17.4 million of negative goodwill as an extraordinary gain, which is reflected in the Company's 2002 Consolidated Statement of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the financial condition of the Company should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and the Notes thereto and the other financial data included elsewhere in this report. The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the years ended December 31, 2004 and 2003 include the results of operations of TFC Enterprises, Inc. for the period subsequent to May 20, 2003, the TFC Merger date, through December 31, 2004. The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the years ended December 31, 2004, 2003 and 2002 include the results of operations of MFN Financial Corporation for the period subsequent to March 8, 2002, the MFN Merger date, through December 31, 2002. See
Note 2 of Notes to Consolidated Financial Statements.


OVERVIEW

Consumer Portfolio Services, Inc. ("CPS," and together with its subsidiaries, the "Company") is a consumer finance company which specializes in purchasing, selling and servicing retail automobile installment purchase contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers for borrowers with limited credit histories, low incomes or past credit problems ("Sub-Prime Customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not lend money directly to consumers. Rather, it purchases installment Contracts from Dealers based on its financing programs (the "CPS Programs").

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

On April 2, 2004, the Company purchased (in the "SeaWest Asset Acquisition") a portfolio of Contracts and certain other assets from SeaWest Financial Corporation and its subsidiaries (collectively, "SeaWest"). In addition, the Company was named the successor servicer of three term securitization transactions originally sponsored by SeaWest (the "SeaWest Third Party Portfolio"). The Company does not intend to offer financing programs similar to those previously offered by SeaWest.

The Company historically has generated revenue primarily from the gains recognized on the sale or securitization of Contracts, servicing fees earned on Contracts sold, interest earned on Residuals, as defined below, and interest on finance receivables. During the years ended December 31, 2002 and 2001, the Company sold some Contracts on a servicing released basis, as part of a program (the "flow purchase program") in which the Company sold Contracts to unaffiliated third parties immediately after purchasing such Contracts from Dealers. The flow purchase program ended in May 2002. During the years ended December 31, 2002 and 2001, the Company's gain on sale of Contracts included $5.7 million and $16.6 million, respectively, representing mark-up on Contracts sold in the flow purchase program.

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

When structured to be treated as a sale, the subsidiary is not consolidated with the Company. Accordingly, the securitization removes the sold Contracts from the Company's Consolidated Balance Sheet, the asset-backed securities (debt of the non-consolidated subsidiary) do not appear as debt of the Company, and the Company shows, as an asset, a retained residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects will be the excess of future collections on the Contracts over principal and interest due on the asset-backed securities. That residual interest appears on the Company's Consolidated Balance Sheet as "Residual interest in securitizations," and the determination of its value is dependent on estimates of the future performance of the sold Contracts.

CHANGE IN POLICY

In August 2003, the Company announced that it would structure its future securitization transactions related to Contracts purchased under the CPS Programs to be reflected as secured financings for financial accounting purposes. Its six subsequent term securitizations of such finance receivables have been so structured. Prior to August 2003, the Company had structured its term securitization transactions related to the CPS Programs to be treated as sales for financial accounting purposes. In the MFN Merger and in the TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. As of December 31, 2004, the Company's Consolidated Balance Sheet included net finance receivables of approximately $40.8 million and securitization trust debt of $32.8 million related to finance receivables acquired in the two mergers, out of totals of net finance receivables of approximately $550.2 million and securitization trust debt of approximately $542.8 million.

CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of December 31, 2004 was approximately $906.9 million (this amount includes $53.5 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees and has no credit risk).

CRITICAL ACCOUNTING POLICIES

The Company believes that its accounting policies related to (a) Allowance for Finance Credit Losses, (b) Residual Interest in Securitizations and Gain on Sale of Contracts and (c) Income Taxes could be considered critical. Such policies are described below.

(a) ALLOWANCE FOR FINANCE CREDIT LOSSES

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, the Company uses a loss allowance methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for probable credit losses that can be reasonably estimated in its portfolio of finance receivable Contracts. Provision for loss is charged to the Company's Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, the Company's level of provisioning and/or allowance may change as well.

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

As of December 31, 2004 and 2003 the line item "Residual interest in securitizations" on the Company's Consolidated Balance Sheet represents the residual interests in certain term securitizations that were accounted for as sales. Warehouse securitizations accounted for as secured financings are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Consolidated Balance Sheet, and the term securitizations accounted for as secured financings are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

The key economic assumptions used in measuring all residual interests in securitizations as of December 31, 2004 and 2003 are included in the table below. The Company has used an effective pre-tax discount rate of 14% per annum except for certain collections from charged off receivables related to the Company's securitizations in 2001 and later, where the Company has used a discount rate of 25% per annum.

                                                   2004               2003
                                             ----------------   ----------------
Prepayment speed (Cumulative)............      20.0% - 30.5%     18.1% - 22.1%
Net credit losses (Cumulative)...........      13.0% - 20.5%     11.8% - 18.0%

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:


                                                                        December 31,
                                                                   ------------------------
                                                                             2004
                                                                   ------------------------
                                                                   (Dollars in thousands)
Carrying amount/fair value of residual interest in securitizations...  $        50,430
Weighted average life in years.......................................             2.95

Prepayment Speed Assumption (Cumulative).............................     20.0% - 30.5%
Estimated fair value assuming 10% adverse change.....................  $        50,199
Estimated fair value assuming 20% adverse change.....................           49,951

Expected Net Credit Losses (Cumulative)..............................     13.0% - 20.5%
Estimated fair value assuming 10% adverse change.....................  $        48,764
Estimated fair value assuming 20% adverse change.....................           47,268

Residual Cash Flows Discount Rate (Annual)...........................     14.0% - 25.0%
Estimated fair value assuming 10% adverse change.....................  $        49,320
Estimated fair value assuming 20% adverse change.....................           48,230

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

The Company's securitization structure has generally been as follows:

The Company sells Contracts it acquires to a wholly-owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities ("Notes"), in a principal amount equal to or less than the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain or sell subordinated Notes issued by the Trust or by a related entity. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (a "Note Insurer"). In addition, the Company provides "Credit Enhancement" for the benefit of the Note Insurer and the investors in the form of an initial cash deposit to a bank account ("Spread Account") held by the Trust, in the form of overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts, in the form of subordinated Notes, or some combination of such Credit Enhancements. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance of the Contracts has amortized to a specified percentage of the initial aggregate balance.

The prior securitizations that were treated as sales for financial accounting purposes differ from secured financings in that the Trust to which the SPS sold the Contracts met the definition of a "qualified special purpose entity" under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of the Trust are not consolidated into the Company's Consolidated Balance Sheet.

The Company's warehouse securitization structures were similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes which it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 73.0% to 73.5% of the aggregate principal balance of the Contracts (that is, at least 26.5% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003 the warehouse securitizations related to the CPS Programs were amended to cause the transactions to be treated as secured financings for financial accounting purposes. The Contracts held by the warehouse SPSs and the promissory notes that they issue are therefore included in the Company's Consolidated Financial Statements as of December 31, 2004 and 2003 as assets and liabilities, respectively.

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

With respect to securitizations structured as sales for financial accounting purposes, the Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective pre-tax discount rate of 14% per annum except for certain collections from charged off receivables related to the Company's securitizations in 2001 and later where the Company has used a discount rate of 25% per annum

The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Trusts that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and certain other fees (such as trustee and custodial fees). Required principal payments on the notes are generally defined as the payments sufficient to keep the principal balance of the Notes equal to the aggregate principal balance of the related Contracts (excluding those Contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related Securitization Agreements require accelerated payment of principal until the principal balance of the Notes is reduced to the specified percentage. Such accelerated principal payment is said to create overcollateralization of the Notes.

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts related to transactions insured by the same Note Insurer that may be below their required levels. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. As of December 31, 2004, the Company used prepayment estimates of approximately 20.0% to 30.5% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data. In valuing the Residuals as of December 31, 2004, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 17.2% to 26.3% cumulatively over the lives of the related Contracts, with recovery rates approximating 3.2% to 5.8% of the original principal balance.

Following a securitization that is structured as a sale for financial accounting purposes, interest income is recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is 14% per annum. In addition, the Company will recognize as a gain additional revenue from the Residuals if the actual performance of the Contracts is better than the Company's estimate of the value of the residual. If the actual performance of the Contracts were worse than the Company's estimate, then a downward adjustment to the carrying value of the Residuals and a related impairment charge would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

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

See "Liquidity and Capital Resources" and Note 1 of Notes to Consolidated Financial Statements.


RESULTS OF OPERATIONS

ACQUISITIONS

The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the years ended December 31, 2004, 2003 and 2002 include the results of operations of MFN Financial Corporation for the period subsequent to March 8, 2002, the date on which the Company acquired that corporation and its subsidiaries in the MFN Merger. See Note 2 of Notes to Consolidated Financial Statements, Acquisition of MFN Financial Corporation.

The Company's Consolidated Balance Sheet and Consolidated Statement of Operations as of and for the year ended December 31, 2004 and 2003 include the results of operations of TFC Enterprises, Inc. for the period subsequent to May 20, 2003, the date on which the Company acquired that corporation and its subsidiaries in the TFC Merger. See Note 2 of Notes to Consolidated Financial Statements, Acquisition of TFC Enterprises, Inc.

EFFECTS OF CHANGE IN SECURITIZATION STRUCTURE

The Company's decision in the third quarter of 2003 to structure securitization transactions as borrowings secured by receivables for financial accounting purposes, rather than as sales of receivables, has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the finance receivables are shown as assets of the Company on its balance sheet;
(ii) the debt issued in the transactions is shown as indebtedness of the Company; (iii) cash deposited to enhance the credit of the securitization transactions ("Spread Accounts") is shown as "Restricted cash" on the Company's balance sheet; (iv) cash collected from borrowers and other sources related to the receivables prior to making the required payments under the Securitization Agreements is also shown as "Restricted cash" on the Company's balance sheet;
(v) the servicing fee that the Company receives in connection with such receivables is recorded as a portion of the interest earned on such receivables in the Company's statements of operations; (vi) the Company has initially and periodically recorded as expense a provision for estimated credit losses on the receivables in the Company's statements of operations; and (vii) of scheduled payments on the receivables and on the debt issued in the transactions, the portion representing interest is recorded as interest income and expense, respectively, in the Company's statements of operations.

These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations compared to the previous term securitization transactions, which were accounted for as sales at the consummation of the transaction. The changes have resulted in the Company's reporting lower earnings than it would have reported if it had continued to structure its securitizations to require recognition of gain on sale. As a result, reported earnings have been less than they would have been had the Company continued to structure its securitizations to record a gain on sale. It should also be noted that growth in the Company's portfolio of receivables in excess of current expectations would result in an increase in expenses in the form of provision for credit losses, and would initially have a negative effect on net earnings. The Company's cash availability and cash requirements should be unaffected by the change in structure.

The Company has conducted six term securitizations of Contracts originated under the CPS Programs structured as secured financings. These securitizations were completed in the following periods: September 2003, December 2003, May 2004, August 2004, September 2004 and December 2004. In March 2004, the Company completed a securitization of its retained interest in eight securitization transactions previously sponsored by the Company and its affiliates, which was also structured as a secured financing. In addition, in June 2004, the Company completed a term securitization of Contracts purchased in the SeaWest Asset Acquisition and under the TFC Programs, which was structured as a secured financing. The Company's MFN and TFC subsidiaries completed term securitizations structured as secured financings prior to their becoming subsidiaries of the Company.

THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

REVENUES. During the year ended December 31, 2004, revenues were $132.7 million, an increase of $27.7 million, or 26.4%, from the prior year revenue of $105.0 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2004 increased $47.7 million, or 81.9%, to $105.8 million in 2004 from $58.2 million in 2003. The primary reasons for the increase in interest income are the change in securitization structure implemented during the third quarter of 2003 as described above (an increase of $56.0 million) and the interest income earned on the portfolios of Contracts acquired in the TFC Merger (an increase of $7.2 million) and the SeaWest Asset Acquisition (an increase of $6.1 million). This increase was partially offset by the decline in the balance of the portfolio of Contracts acquired in the MFN Merger (resulting in a decrease of $10.1 million in interest income) and a decrease in residual interest income (a decrease of $11.6 million).

The increase in interest income is offset in part by the elimination of net gain on sale of Contracts revenue and a decrease in servicing fees. As a result of the change in securitization structure, zero net gain on sale of Contracts was recorded in 2004, compared to $10.4 million net gain on sale in the year earlier period.

Servicing fees totaling $12.5 million in the year ended December 31, 2004 decreased $4.6 million, or 26.8%, from $17.1 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. The decrease was partially offset by the servicing fees earned on the SeaWest Third Party Portfolio, which totaled $2.0 million. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of December 31, 2004 and 2003, the Company's managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:


                                                  December 31, 2004             December 31, 2003
                                              ---------------------------   ---------------------------
                                                Amount            %            Amount           %
                                              ------------   ------------   ------------   ------------
Total Managed Portfolio                                            ($ in millions)
Owned by Consolidated Subsidiaries........    $     619.8          68.3%    $     315.6          42.6%
Owned by Non-Consolidated Subsidiaries....          233.6          25.8%          425.5          57.4%
SeaWest Third Party Portfolio.............           53.5           5.9%             --           0.0%
                                              ------------   ------------   ------------   ------------

Total.....................................    $     906.9         100.0%    $     741.1         100.0%
                                              ============   ============   ============   =============

At December 31, 2004, the Company was generating income and fees on a managed portfolio with an outstanding principal balance approximating $906.9 million (this amount includes $53.5 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees), compared to a managed portfolio with an outstanding principal balance approximating $741.1 million as of December 31, 2003. As the portfolios of Contracts acquired in the MFN Merger and the TFC Merger decrease, the portfolio of Contracts originated under the CPS Programs continues to expand. At December 31, 2004 and 2003, the managed portfolio composition was as follows:


                                                  December 31, 2004             December 31, 2003
                                              ---------------------------   ---------------------------
                                                Amount            %            Amount           %
                                              ------------   ------------   ------------   ------------
Originating Entity                                                    ($ in millions)
CPS.......................................    $     706.8          77.9%    $     543.8          73.4%
TFC.......................................           89.4           9.9%          123.6          16.7%
MFN.......................................           17.8           2.0%           73.7           9.9%
SeaWest...................................           39.4           4.3%             --           0.0%
SeaWest Third Party Portfolio.............           53.5           5.9%             --           0.0%
                                              ------------   ------------   ------------   ------------

Total.....................................    $     906.9         100.0%    $    741.1         100.0%
                                              ============   ============   ============   ============

Other income decreased $4.9 million, or 25.6%, to $14.4 million during 2004 from $19.3 million during 2003. The period over period decrease resulted primarily from a sales tax refund of $3.0 received in 2003 and decreased recoveries on previously charged off MFN Contracts, which were $8.0 million during 2004, compared to $12.2 million for 2003.

Expenses. The Company's operating expenses consist primarily of employee costs and other operating expenses, which are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and the unemployment level.

Employee costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding warrants and stock options, and are one of the Company's most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and Contracts processed and serviced.

Other operating expenses consist primarily of interest expense, provisions for credit losses, facilities expenses, telephone and other communication services, credit services, computer services (including employee costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization.

Total operating expenses were $148.6 million for 2004, compared to $108.0 million for 2003. The increase is primarily due to a $21.2 million increase in the provision for credit losses to $32.6 million during the 2004 period as compared to $11.4 million in the 2003 period. Increased interest expense was also significant.

Employee costs increased to $38.2 million during 2004, representing 25.7% of total operating expenses, from $37.1 million for 2003, or 34.4% of total operating expenses. The slight increase is primarily the result of staff additions related to increased Contract purchases in 2004 (an increase of $3.9 million). This increase was partially offset by staff reductions since the MFN Merger in 2002 related to the integration and consolidation of certain service and administrative activities and the decline in the balance of the portfolio of Contracts acquired in the MFN Merger (a decrease of $3.2 million). The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses remained essentially unchanged at $21.3 million, or 14.3% of total operating expenses, in 2004, as compared to $21.3 million, or 19.7% of total operating expenses, in 2003. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for 2004 increased $8.3 million, or 34.7%, to $32.1 million, compared to $23.9 million in 2003. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on the Company's Consolidated Balance Sheet. Such debt increased as a result of the change in securitization structure implemented beginning in July 2003, the TFC Merger in May 2003 and the SeaWest Asset Acquisition in April 2004 (a combined increase of approximately $10.3 million), partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger (resulting in a decrease of approximately $2.0 million in interest expense).

Impairment loss increased by $7.7 million, or 190.0%, to $11.8 million in 2004 as compared to $4.1 million in 2003. Such impairment loss relates to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools that are held by non-consolidated subsidiaries and the residual interest in securitizations. The impairment loss is a result of the actual net loss and prepayment rates exceeding the Company's previous estimates for the Contracts held by non-consolidated subsidiaries.

Marketing expenses increased by $3.0 million, or 55.0%, and represented 5.6% of total operating expenses. The increase is primarily due to the increase in Contracts purchased by the Company during the year ended December 31, 2004.

Occupancy expenses decreased by $410,000, or 10.4%, and represented 2.4% of total operating expenses. The decrease is primarily due to the closure and sub-leasing during 2004 of certain facilities acquired in the MFN Merger and the TFC Merger.

Depreciation and amortization expenses decreased by $215,000, or 21.5%, to $785,000 from $1.0 million.

No income tax benefit was recorded in 2004 as compared to $3.4 million recorded in 2003 periods. The 2003 benefit is primarily the result of the resolution of certain Internal Revenue Service examinations of previously filed MFN tax returns, resulting in a tax benefit of $4.9 million, and other state tax matters resulting in a tax provision of $1.5 million. The Company does not expect any comparable income tax benefit in future periods.


THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Revenues. During the year ended December 31, 2003, revenues were $105.0 million, an increase of $6.6 million, or 6.7%, from the prior year revenue of $98.4 million. With the change in securitization structure and consequent end to recording gain on sale revenue in the third quarter of 2003, net gain on sale of Contracts decreased $11.1 million, or 51.6%, to $10.4 million in 2003, compared to $21.5 million in 2002.

Interest income for the year ended December 31, 2003 increased $9.5 million, or 19.6%, to $58.2 million in 2003 from $48.6 million in 2002. The primary reasons for the increase in interest income are the change in securitization structure (an increase of $11.3 million), the interest income earned on the portfolio of Contracts acquired in the TFC Merger (an increase of $13.9 million) and an increase in residual interest income (an increase of $0.7 million). This increase was partially offset by the decline in the balance of the portfolio of Contracts acquired in the MFN Merger (resulting in a decrease of $16.4 million in interest income).

Servicing fees totaling $17.1 million in the year ended December 31, 2003 increased $2.4 million, or 16.7%, from $14.6 million in the same period a year earlier. The increase in servicing fees can be attributed to the growth of the Company's managed portfolio held by non-consolidated subsidiaries related to the CPS Programs. For the year ended December 31, 2003, the Company's managed portfolio held by non-consolidated subsidiaries had an average outstanding principal balance approximating $489.9 million, compared to $347.3 million for the year ended December 31, 2002. At December 31, 2003, the Company's managed portfolio held by consolidated subsidiaries had an outstanding principal balance approximating $315.6 million, compared to $117.1 million as of December 31, 2002. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will decline in future periods, and servicing fee revenue is anticipated to decline proportionately.

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

                                               December 31, 2003            December 31, 2002
                                          ---------------------------   ---------------------------
                                             Amount           %            Amount           %
                                          ------------   ------------   ------------   ------------
Originating Entity                                             ($ in millions)
CPS...................................    $     543.8          73.4%    $     394.3          66.2%
TFC...................................          123.6          16.7%             --           0.0%
MFN...................................           73.7           9.9%          200.9          33.8%
                                          ------------   ------------   ------------   ------------
Total.................................    $     741.1         100.0%    $     595.2         100.0%
                                          ============   ============   ============   ============

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

EXPENSES. The Company's operating expenses consist primarily of employee costs and other operating expenses, which are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, macroeconomic factors such as interest rates and the unemployment level, and mix of business between Contracts purchased on a flow basis and Contracts purchased on an other than flow basis. The Company ceased to purchase Contracts on a flow basis in May 2002.

Employee costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding stock options, and are one of the Company's most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and Contracts processed and serviced.

Other operating expenses consist primarily of interest expense, provisions for credit losses, facilities expenses, telephone and other communication services, credit services, computer services (including employee costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization.

Total operating expenses were $108.0 million for the year ended December 31, 2003, compared to $98.3 million for the same period in 2002. Total operating expenses for the year ended December 31, 2003 would have been significantly lower except for the $11.4 million provision for credit loss expense recorded during the third and fourth quarters of 2003. Such provision for credit loss is a result of the decision to structure securitizations as financings, rather than as sales. Provisions for credit loss expense should be anticipated to increase in future periods.

Employee costs decreased to $37.1 million during the year ended December 31, 2003, representing 34.4% of total operating expenses, compared to $37.8 million for the 2002 period, or 38.4% of total operating expenses. The decrease is primarily the result of staff reductions since the MFN Merger in 2002 related to the integration and consolidation of certain service and administrative activities and the decline in the balance of the portfolio of Contracts acquired in the MFN Merger (a decrease of $4.8 million). This decrease was partially offset by staff additions related to the TFC Merger in May 2003 (an increase of $3.6 million).

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

General and administrative expenses increased to $21.3 million, or 19.7% of total operating expenses, in the year ended December 31, 2003, from $20.1 million, or 20.5% of total operating expenses, in the same period of 2002. The decrease as a percentage of total operating expenses is a result primarily of the change in securitization structure during the third quarter of 2003 which increased total expenses, and of continued general cost cutting during the period, offset in part by an increase in legal and other corporate expenses.

Interest expense for the year ended December 31, 2003, decreased $64,000, or 0.3%, to $23.9 million in 2003. The slight decrease is the result of changes in the amount and composition of securitization trust debt carried on the Company's Consolidated Balance Sheet: such debt related to the MFN Merger declined as it was paid down (a decrease of $3.0 million), partially offset by the addition of securitization trust debt associated with the TFC Merger (an increase of $2.9 million) and with the securitizations subsequent to the Company's change in securitization structure (an increase of $0.1 million). As the Company continues to structure future securitization transactions as secured financings, the balances of securitization trust debt and the related interest expense are expected to increase.

Impairment loss decreased by $1.0 million, or 20.1%, to $4.1 million in 2003 as compared to $5.1 million in 2002. Such impairment loss relates to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools that are held by non-consolidated subsidiaries and the residual interest in securitizations.

Marketing expenses decreased by $873,000, or 14.0%, and represented 5.0% of total operating expenses. The decrease is primarily due to the decrease in Contracts purchased by the Company during the year ended December 31, 2003.

Occupancy expenses decreased by $97,000, or 2.4%, and represented 3.6% of total operating expenses. The decrease is primarily due to the closure during 2003 of certain facilities acquired in the MFN Merger. The decrease was partially offset by the addition of facilities acquired in the TFC Merger.

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of Contracts, and releases of cash from securitized portfolios of Contracts in which the Company has retained a residual ownership interest and from the Spread Accounts associated with such pools. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of Spread Accounts and initial overcollateralization, if any, and the increase of Credit Enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those portfolios and their related Spread Accounts), the rate of expansion or contraction in the Company's managed portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Net cash provided by operating activities for the years ended December 31, 2004, 2003 and 2002 was $12.2 million, $99.8 million and $146.9 million, respectively. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts and from the amortization of Contracts held for sale to non-consolidated subsidiaries offset by the purchase of such Contracts. The decrease in 2003 vs. 2002 is primarily a result of lower cash releases from the MFN Trusts as the principal balance of the Contracts in those two pools decreased significantly year-over-year. The decrease in 2004 vs. 2003 is primarily the result of the Company's decision, in July 2003, to treat all of its future securitizations as secured financings. As a result 2004 includes no activity related to Contracts held for sale.

On April 2, 2004, the Company purchased a portfolio of Contracts and certain other assets in the SeaWest Asset Acquisition. The aggregate purchase price was approximately $63.2 million, which was funded with the proceeds of an acquisition financing facility and existing cash. On May 20, 2003, the Company completed the TFC Merger (see Note 2 of Notes to Consolidated Financial Statements). The acquisition cost was approximately $23.7 million, and was substantially funded by existing cash. On March 8, 2002, the Company completed the MFN Merger (see Note 2 of Notes to Consolidated Financial Statements). The acquisition cost was approximately $123.2 million, and was substantially funded by existing cash and borrowings.

Net cash used in investing activities for the years ended December 31, 2004, 2003 and 2002, was $314.0 million, $179.8 million, and $29.8 million, respectively. Cash used in investing activities has generally related to purchases of Contracts, the cost of acquiring TFC and MFN and the purchase of furniture and equipment. With the change in the securitization structure implemented in the third quarter of 2003, $506.0 million of Contracts were purchased for investment in 2004 as compared to $175.3 million in 2003 and none in 2002. Cash used in the TFC Merger, net of the cash acquired in the transaction, totaled $10.2 million for the year ended December 31, 2003. Cash used in the acquisition of MFN Financial Corporation, net of the cash acquired in the transaction, totaled $29.5 million for the year ended December 31, 2002.

Net cash provided by financing activities for the year ended December 31, 2004, was $285.3 million compared with $80.3 million in 2003 and net cash used in financing activities of $86.8 million for the year ended December 31, 2002. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt. In connection with the TFC Merger the Company assumed securitization trust debt related to three securitization transactions held by consolidated subsidiaries (see Note 7 of Notes to Consolidated Financial Statements) and assumed additional subordinated debt (see Note 8 of Notes to Consolidated Financial Statements). In connection with the MFN Merger the Company assumed securitization trust debt related to one securitization transaction held by a consolidated subsidiary and one securitization transaction held by a non-consolidated subsidiary (see Note 7 of Notes to Consolidated Financial Statements) and incurred additional senior secured debt (see Note 8 of Notes to Consolidated Financial Statements). Cash used in financing activities is primarily attributable to the repayment of outstanding debt. With the change in the securitization structure implemented in the third quarter of 2003, $472.0 million of securitization trust debt was issued in 2004 as compared to $154.4 million in 2003 and none in 2002.

There can be no assurance that cash flows generated as a result of the SeaWest Asset Acquisition, the TFC Merger and the MFN Merger will be sufficient to meet the obligations assumed or incurred as a result of such transactions. The sufficiency of internally generated cash will depend on the performance of the securitized pools. At the time of the TFC Merger, TFC had outstanding $6.3 million in principal amount of subordinated debt, which the Company assumed as part of the TFC Merger. Such debt bears interest at the rate of 13.25% per annum payable monthly in arrears, requires monthly amortization, is due in June 2005 and has $1.0 million outstanding at December 31, 2004. At the time of the MFN Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears.

Contracts are purchased from Dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the Contract purchase price, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under revolving warehouse credit facilities. As of December 31, 2004, the Company had $225 million in warehouse credit capacity, in the form of a $125 million facility and a $100 million facility. The first facility provides funding for Contracts purchased under the TFC Programs while both warehouse facilities provide funding for Contracts purchased under the CPS Programs. A third facility in the amount of $75 million, which the Company utilized to fund Contracts under the CPS Programs, expired on February 21, 2004. A fourth facility in the amount of $25 million, which the Company utilized to fund Contracts under the TFC Programs, expired on June 24, 2004.

Through May 2002, the Company's Contract purchasing program consisted of both
(i) flow purchases for immediate resale to non-affiliates and (ii) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility. Flow purchases allowed the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, were materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the years ended December 31, 2004 and 2003 the Company purchased $447.2 million and $357.3 million, respectively, of Contracts for its own account, compared to $282.2 million for its own account and $181.1 million of Contracts on a flow basis in 2002. The Company's flow purchase program ended in May 2002.

The $125 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Warehouse Trust. This facility was established on March 7, 2002, in the maximum amount of $100 million. Such maximum amount was increased to $125 million in November 2002. Up to 73% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month commercial paper plus 1.18% per annum. This facility was renewed on April 5, 2004 and expires on April 4, 2005.

The $100 million warehouse facility is similarly structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by its subsidiary Page Funding LLC. Approximately 73.5% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 1.50% per annum. This facility was entered into on June 30, 2004. The lender has annual termination options at its sole discretion on each June 30 through 2007, at which time the agreement expires.

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

The $25 million warehouse facility was similarly structured to allow TFC to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by TFC Warehouse I LLC. Approximately 71% of the principal balance of Contracts was advanced to TFC under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrued interest at a rate of one-month LIBOR plus 1.75% per annum. This facility expired on June 24, 2004.

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

The Company securitized $463.9 million of Contracts in five private placement transactions during the year ended December 31, 2004. All of these transactions were structured as secured financings and, therefore, resulted in no gain on sale. The Company securitized $416.9 million of Contracts in four private placement transactions during the year ended December 31, 2003. The first two such transactions of 2003 were structured as sales for financial accounting purposes, resulting in a gain on sale of $6.4 million (net of a negative fair value adjustment of $4.1 million related to the performance of previously securitized pools). The final two transactions of 2003 were structured as secured financings and, therefore, resulted in no gain on sale. The Company securitized $281.2 million of Contracts in three private placement transactions during the year ended December 31, 2002. All of these transactions were structured as sales for financial accounting purposes, resulting in a gain on sale of $16.9 million (net of a pre-tax charge of $2.5 million related to the performance of previously securitized pools). In March 2004 a wholly-owned bankruptcy remote consolidated subsidiary of the Company issued $44 million of asset-backed notes secured by its retained interest in eight term securitization transactions. The notes, which have an interest rate of 10% per annum and a final maturity in October 2009, are required to be repaid from the distributions on the underlying retained interests. In connection with the issuance of the notes, the Company incurred and capitalized issuance costs of $1.3 million.

Prior to June 2002, the Company also purchased Contracts on a flow basis, which, as compared with purchases of Contracts for the Company's own account, involved a materially reduced demand on the Company's cash. The Company's plan for meeting its liquidity needs is to match its levels of Contract purchases to its availability of cash.

For the portfolio owned by non-consolidated subsidiaries, cash used to increase Credit Enhancement amounts to required levels for the years ended December 31, 2004, 2003 and 2002 was $2.1 million, $20.9 million and $24.2 million, respectively. Cash released from Trusts and their related Spread Accounts to the Company related to the portfolio owned by non-consolidated subsidiaries for the years ended December 31, 2004, 2003 and 2002 was $17.2 million, $25.9 million and $60.4 million, respectively. Changes in the amount of Credit Enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related.

During the year ended December 31, 2004 the Company made no initial deposits to Spread Accounts and funded no initial overcollateralization related to its term securitization transactions owned by non-consolidated subsidiaries, compared to $18.7 million in the 2003 period and $16.7 million in the 2002 period. The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, and increase Credit Enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial Credit Enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of December 31, 2004, the Company had cash on hand of $14.4 million and available Contract purchase commitments from its warehouse credit facilities of $190.7 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. As a result of waivers and amendments to these covenants throughout 2004 and during the first quarter of 2005, the Company was in compliance with all such covenants as of December 31, 2004. Without the waivers and amendments obtained in the first quarter of 2005, the Company would have been in breach of covenants related to maintaining a minimum level of net worth and incurring a maximum financial loss as of December 31, 2004.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's material contractual obligations as of December 31, 2004 (dollars in thousands):

                                                                Payment due by period(1)
                                              -------------------------------------------------------------------
                                                             Less than      1 to 3        3 to 5       More than
                                                 Total        1 Year        Years          Years       5 Years
                                              -----------   -----------   -----------   -----------   -----------
Long Term Debt............................    $   76,250    $   37,039    $   39,211    $       --    $       --
Operating Leases..........................    $   12,437    $    4,370    $    6,319    $    1,748    $       --
______________

(1)Securitization trust debt, in the aggregate amount of $542.8 million as of December 31, 2004, is omitted from this table because it becomes due as and when the related receivables balance is reduced. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $202.7 million in 2005, $150.8 million in 2006, $94.9 million in 2007, $56.3 million in 2008, $31.2 million in 2009, and $6.9 million in 2010

Long term debt includes senior secured, subordinated debt and notes payable.

CREDIT FACILITIES

The terms on which credit has been available to the Company for purchase of Contracts have varied over the three-year period ended December 31, 2004, as shown in the following recapitulation:

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

Additionally, in March 2002, the Company (through its subsidiary CPS Warehouse Trust) entered into a second floating rate variable note purchase facility, under which up to $125.0 million of notes may be outstanding at any time, subject to collateral tests and other conditions. The Company uses funds derived from this facility to purchase Contracts under the CPS Programs and the TFC Programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow the Company to borrow up to approximately 73% of the price paid for such Contracts for Contracts purchased under the CPS Programs. Notes issued under this facility bear interest at commercial paper plus 1.18% per annum. During November 2004, this facility was amended to allow the Company to borrow up to approximately 70% for Contracts purchased under the TFC Programs. The balance of notes outstanding related to this facility at December 31, 2004 was $34.3 million. This facility expires on April 3, 2005. The Company is currently in discussions with the related parties to renew such facility.

In connection with the TFC Merger in May 2003, the Company (through its subsidiary TFC Warehouse I LLC) entered into a third floating rate variable note purchase facility, under which up to $25.0 million of notes may be outstanding at any time, subject to collateral tests and other conditions. The Company uses funds derived from this facility to purchase Contracts under the TFC programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow the Company to borrow up to approximately 71% of the price paid for such Contracts. Notes issued under this facility bear interest at LIBOR plus 1.75% per annum. This facility expired on June 24, 2004.

In June 2004, the Company (through its subsidiary Page Funding LLC) entered into a floating rate variable note purchase facility to replace the $75 million facility described above. Up to $100 million of notes may be outstanding under this facility at any time subject to certain collateral tests and other conditions. The Company uses funds derived from this facility to purchase Contracts under the CPS Programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow the Company to borrow up to approximately 73.5% of the price paid for such Contracts. Notes issued under this facility bear interest at one-month LIBOR plus 1.50% per annum. The balance of notes outstanding related to this facility at December 31, 2004 was zero.

CAPITAL RESOURCES

Prior to 1999, and again in 2001, 2002, 2003 and 2004 the Company has funded increases in its managed portfolio through securitization transactions, as discussed above, and funded its other capital needs with cash from operations and with the proceeds from the issuance of long-term debt and/or equity.

As noted above, $37,039,000 of long-term debt matures prior to December 31, 2005. The Company plans to repay its long-term debt from a combination of the following: (1) the proceeds from a public offering of renewable notes; (ii) a possible transaction similar to the financing that it undertook in March 2004 where the Company issued notes secured by its residual interests in securitizations; and (iii) possible senior secured financing similar to its existing outstanding senior secured financing. There can be no assurance that the Company will be able to complete these transactions. Securitization trust debt is repaid from collections on the related receivables, and becomes due in accordance with its terms as the principal amount of the related receivables is reduced. Although the securitization trust debt also has alternative maximum maturity dates, those dates are significantly later than the dates at which repayment of the related receivables is anticipated, and at no time in the Company's history have any of its sponsored asset-backed securities reached those alternative maximum maturities.

The acquisition of Contracts for subsequent transfer in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the Trusts and related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company plans to adjust its levels of Contract purchases so as to match anticipated releases of cash from the Trusts and related Spread Accounts with its capital requirements.

CAPITALIZATION

Over the three-year period ended December 31, 2004, the Company has managed its capitalization by issuing and restructuring debt as summarized in the following table:

                                                                        Year Ended December 31,
                                                           ----------------------------------------------------
                                                               2004                2003              2002
                                                           --------------     --------------     --------------
                                                                              (In thousands)
Securitization trust debt:
Beginning balance ....................................     $     245,118      $      71,630      $          --
   Assumption in connection with MFN & TFC Merger ....                --            115,597            156,923
   Issuances .........................................           474,720            154,375                 --
   Payments ..........................................          (177,023)           (96,484)           (85,293)
                                                           --------------     --------------     --------------
Ending balance .......................................     $     542,815      $     245,118      $      71,630
                                                           ==============     ==============     ==============

Senior secured debt:
Beginning balance ....................................     $      49,965      $      50,072      $      26,000
   Issuances .........................................            25,000             25,000             46,242
   Payments ..........................................           (15,136)           (25,107)           (22,170)
                                                           --------------     --------------     --------------
Ending balance .......................................     $      59,829      $      49,965      $      50,072
                                                           ==============     ==============     ==============

Subordinated debt:
Beginning balance ....................................     $      35,000      $      36,000      $      36,989
   Assumption in connection with MFN & TFC Merger ....                --                 --             22,500
   Payments ..........................................           (20,000)            (1,000)           (23,489)
                                                           --------------     --------------     --------------
Ending balance .......................................     $      15,000      $      35,000      $      36,000
                                                           ==============     ==============     ==============

Related party debt:
Beginning balance ....................................     $      17,500      $      17,500      $      17,500
   Non-cash conversion ...............................            (1,000)                --                 --
   Payments ..........................................           (16,500)                --                 --
                                                           --------------     --------------     --------------
Ending balance .......................................     $          --      $      17,500      $      17,500
                                                           ==============     ==============     ==============

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

In March 2002, the Company and LLCP entered into an additional series of agreements under which LLCP provided additional funding to enable the Company to acquire MFN Financial Corporation. Under the March 2002 agreements, the Company borrowed $35 million from LLCP as a bridge note (the "Bridge Note") and approximately $8.5 million (the "Term C Note") on a deemed principal amount of approximately $11.2 million. The Bridge Note requires principal payments of $2.0 million a month, which began in June 2002, with a final balloon payment in the amount of $17.0 million, which was made pursuant to the terms of the Bridge Note in February 2003. The Term C Note repayment schedule is based on the performance of a certain securitized pool. As the subordinated Note of the pool is repaid from the Trust, principal payments are due on the Term C Note. The maturity date of the Term C Note was March 2008. Interest was due monthly on the Bridge Note at a rate of 13.5% per annum and on the Term C Note at a rate of 12.0% per annum. In connection with the March 2002 agreements and the acquisition of MFN, the Company paid LLCP a structuring fee of $1.75 million and an investment banking fee of $1.0 million, and paid LLCP's out-of-pocket expenses of approximately $315,000. In addition, the Company paid LLCP certain other fees and interest amounting to $426,181. Approximately $1.4 million of the fees and other amounts paid to LLCP were deferred as financing costs and are being amortized over the life of the related debt. The remaining fees and other costs were included in the purchase price of MFN.

At the time of the MFN Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears. At the time of the TFC Merger, TFC had outstanding $6.3 million in principal amount of subordinated debt, which the Company assumed as part of the TFC Merger. The remaining debt bears interest at the rate of 13.25% per annum payable monthly in arrears, requires monthly amortization and is due in June 2005.

On February 3, 2003, the Company borrowed $25.0 million from LLCP, net of fees and expenses of $1.05 million. The indebtedness, represented by the "Term D Note," was originally due in April 2003, with Company options to extend the maturity to May 2003 and January 2004, upon payment of successive extension fees of $125,000. The Company has paid the fees to extend the maturity to January 2004. Interest on the Term D Note is payable monthly at rates that averaged 4.79% per annum through June 30, 2003, and 12.0% per annum thereafter. In a separate transaction, the Bridge Note issued to LLCP in connection with the acquisition of MFN, in an original principal amount of $35.0 million, was due on February 28, 2003. The outstanding principal balance of $17.0 million was paid in February 2003. In addition, the maturity of the Term B Note was extended in October 2003 from November 2003 to January 2004. The Company repaid in full the Term C Note on January 29, 2004 and repaid $10.0 million of the Term D Note on January 15, 2004. In addition, on January 29, 2004 the maturities of the Term B Note and the Term D Note were extended to December 15, 2005 and the coupons on both notes were decreased to 11.75% per annum from 14.50% and 12.00%, respectively. The Company paid LLCP fees equal to $921,000 for these amendments, which will be amortized over the remaining life of the notes. As of December 31, 2004, the outstanding principal balances of the Term B Note and the Term D Note were $19.8 million and $15.0 million, respectively.

On May 28, 2004 and June 25, 2004, the Company borrowed $15 million and $10 million, respectively, from LLCP. The indebtedness, represented by the "Term E Note," and the "Term F Note," respectively, bears interest at 11.75% per annum. Both the Term E Note and the Term F Note mature two years from their respective funding dates. As of December 31, 2004, the outstanding principal balances of the Term E Note and the Term F Note were $15.0 million and $10.0 million, respectively.

In the second quarter of 2004, the Company retired an aggregate of $37.5 million of long-term indebtedness, comprising (i) $20.0 million of partially convertible debt ("Participating Equity Notes" or "PENs") issued in an April 1997 public offering and bearing interest at 10.50% per annum, (ii) $15.0 million of debt issued in June 1997 to SFSC on terms similar to those of the PENs, but bearing interest at 9.00% per annum, (iii) $1.0 million of convertible debt issued in 1998 to a director of the Company, bearing interest at 12.50% per annum, and
(iv) $1.5 million of debt issued in 1999 to SFSC, bearing interest at 14.50% per annum. The indebtedness to the director was converted, in accordance with its terms, into common stock at the rate of $3.00 per share; the remainder of such indebtedness was repaid.

LLCP holds approximately 21.2% of the Company's outstanding common shares. SFSC was an affiliate of Charles E. Bradley, Sr., the Company's former chairman and father of the company's current chairman and Chief Executive Officer, and SFSC and Mr. Bradley, Sr. together hold approximately 8.9% of the Company's outstanding common shares.

The Company must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. As a result of waivers and amendments to covenants related to securitization and non-securitization related debt throughout 2004 and during the first quarter of 2005, the Company was in compliance with all such covenants as of December 31, 2004. Without the waivers and amendments obtained in the first quarter of 2005, the Company would have been in breach of covenants related to maintaining a minimum level of net worth and incurring a maximum financial loss as of December 31, 2004. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare default if a default were declared under a different facility.

In July 2000, the Board of Directors authorized the purchase of up to $5,000,000 of outstanding debt and equity securities of the Company, inclusive of the mandatory annual purchase or redemption of $1,000,000 of the Company's outstanding "RISRS" subordinated debt securities, due 2006. In October 2002, the Board of Directors authorized the purchase of an additional $5,000,000 of outstanding debt or equity securities. In October 2004, the Board of Directors authorized the purchase of an additional $5,000,000 of outstanding debt or equity securities. As of December 31, 2004, the Company had purchased $4.0 million in principal amount of the RISRS, and $4.0 million of its common stock, representing 2,167,036 shares.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 20.0% to 30.5% cumulatively over the lives of the related Contracts, that charge-offs as a percentage of original balances will approximate 17.2% to 26.3% cumulatively over the lives of the related Contracts, with recovery rates approximating 3.2% to 5.8% of original principal balances. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.

Additional risk factors, any of which could have a material effect on the Company's performance, are set forth below:

DEPENDENCE ON WAREHOUSE FINANCING. The Company's primary source of day-to-day liquidity is continuous securitization of Contracts, under which it sells or pledges Contracts, as often as once a week, to either of two special-purpose affiliated entities in the case of CPS, or to one of the two special-purpose affiliated entities in the case of TFC. Such transactions function as a "warehouse," in which Contracts are held. The Company expects to continue to effect similar transactions (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to maintain its existing structures or is unable to arrange new warehouse facilities, the Company may have to curtail Contract purchasing activities, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

PREPAYMENTS AND CREDIT LOSSES. Gains from the sale of Contracts in the Company's past securitization transactions structured as sales for financial accounting purposes have constituted a significant portion of the revenue of the Company. A portion of the gains is based in part on management's estimates of future prepayments and credit losses and other considerations in light of then-current conditions. If actual prepayments with respect to Contracts occur more quickly than was projected at the time such Contracts were sold, as can occur when interest rates decline, or if credit losses are greater than projected at the time such Contracts were sold, a charge to income may be required and would be taken in the period of adjustment (as has been the case, for example, in the year ended December 31, 2004). If actual prepayments occur more slowly or if net losses are lower than estimated with respect to Contracts sold, total revenue would exceed previously estimated amounts.

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

COMPETITION. The automobile financing business is highly competitive. The Company competes with a number of national, local and regional finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation and Ford Motor Credit Corporation. Many of the Company's competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than the Company. Moreover, the Company's future profitability will be directly related to the availability and cost of its capital relative to that of its competitors. The Company's competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may be unavailable to the Company. Many of these companies also have longstanding relationships with Dealers and may provide other financing to Dealers, including floor plan financing for the Dealers' purchases of automobiles from manufacturers, which is not offered by the Company. There can be no assurance that the Company will be able to continue to compete successfully.

LITIGATION. Because of the consumer-oriented nature of the industry in which the Company operates and the application of certain laws and regulations, industry participants are regularly named as defendants in class-action litigation involving alleged violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. Although the Company is not involved in any such material consumer protection litigation, a significant judgment against the Company or within the industry in connection with any such litigation, or an adverse outcome in the litigation identified under the caption "Legal Proceedings" in this report, could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the year ended December 31, 2004, no Dealer accounted for more than 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)" or the "Statement"). FAS 123 (R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. (Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.)

The Statement is effective at the beginning of the third quarter of 2005. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented (in the table above) and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts that should be expected in future periods.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The Company's finance receivables are acquired shortly after origination and there is no credit deterioration during the time between origination of the finance receivable and purchase by the Company. Accordingly, management does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Prior to July 2003, the Company structured its securitization transactions to meet the accounting criteria for sales of finance receivables. In this structure the notes issued by the Company's special purpose subsidiary do not appear as debt on the Company's consolidated balance sheet. See Critical Accounting Policies for a detailed discussion of the Company's securitization structure.


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

The following table provides information on the Company's interest rate-sensitive financial instruments by expected maturity date as of December 31, 2004:

                                 2005         2006         2007         2008         2009      Thereafter  Fair Value
                               --------     --------     --------     --------     --------     --------    ---------
                                                                   (In thousands)
ASSETS:
Finance receivables(1) .....   $283,581     $168,932     $105,004     $ 59,826     $ 30,360     $  6,191     $653,894

LIABILITIES:
Warehouse lines
   of credit ...............     34,279           --           --           --           --           --       34,279
Residual interest
   financing ...............     19,493        2,711           --           --           --           --       22,204
Securitization
   trust debt ..............    202,713      150,798       94,929       56,342       31,204        6,829      539,749
Weighted average effective
   interest rate ...........       2.98%        3.38%        3.93%        4.01%        4.31%        4.01%
Senior secured debt ........     34,829       25,000           --           --           --           --       59,829
Subordinated debt ..........      1,000       14,000           --           --           --           --       15,000
__________

(1) Includes approximately $34.1 million in unfunded Contracts that are included in Restricted Cash at December 31, 2004 as a result of a prefunding structure.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 16, 2004, the Company notified KPMG LLP ("KPMG") that KPMG's appointment as the Company's independent auditor would cease upon completion of the review of the Company's consolidated financial statements as of and for the three- and nine- month periods ended September 30, 2004. The Audit Committee of the Board of Directors of the Company approved the decision to terminate such appointment. KPMG's audit reports on the Company's financial statements for the most recent two fiscal years, which ended December 31, 2003 and 2002, respectively, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

On November 15, 2004, KPMG completed its review of the Company's consolidated financial statements as of and for the three- and nine- month periods ended September 30, 2004. KPMG's appointment as the Company's independent auditor ended at that time. On November 23, 2004 the Company engaged McGladrey & Pullen, LLP to perform the audit of the Company's consolidated financial statements of and for the year ending December 31, 2004.

In connection with its audits of the Company's financial statements for the two most recent fiscal years, ended December 31, 2002 and 2003, and through November 15, 2004:

a) there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its opinions on the financial statements; and

b) there were no reportable events (as specified in Item 304(a)(1)(v) of Regulation S-K).


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

CEO AND CFO CERTIFICATIONS

Immediately following the Signatures section of this Annual Report, there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification (the Rule 13a-14 Certification) is required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). This Controls and Procedures section of the Annual Report includes the information concerning the Controls Evaluation referred to in the Rule 13a-14 Certifications and it should be read in conjunction with the Rule 13a-14 Certifications for a more complete understanding of the topics presented.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors of the registrant is incorporated by reference to the registrants definitive proxy statement for its annual meeting of shareholders to be held in 2005 (the 2005 Proxy Statement). The 2005 Proxy Statement will be filed not later than April 30, 2005. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the 2005 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the 2005 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the 2005 Proxy Statement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the 2005 Proxy Statement.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a) The financial statements listed above under the caption Index to Financial Statements are filed as a part of this report. No financial statement schedules are filed as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the related notes. Separate financial statements of the Company have been omitted as the Company is primarily an operating company and its subsidiaries are wholly owned and do not have minority equity interests and/or indebtedness to any person other than the Company in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end Consolidated Balance Sheet.

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

 3.1           Restated Articles of Incorporation (Form 10-KSB dated December
               31, 1995)

 3.2           Amended and Restated Bylaws (Form 10-K dated December 31, 1997)

 4.1 Indenture re Rising Interest Subordinated Redeemable Securities (RISRS) (Form 8-K filed December 26, 1995)

 4.2           First Supplemental Indenture re RISRS (Form 8-K filed December
               26, 1995)

 4.3 Form of Indenture re 10.50% Participating Equity Notes (PENs) (Form S-3, no. 333-21289)

 4.4           Form of First Supplemental Indenture re PENs (Form S-3, no.
               333-21289)

 4.5 Third Amended and Restated Securities Purchase Agreement dated as of January 29, 2004, between the registrant and Levine Leichtman Capital Partners II, L.P. (LLCP) (Schedule 13D filed by LLCP with respect to the registrant on February 3, 2004)

 4.5.1 Amendment to the Agreement filed as Exhibit 4.5, dated as of March 25, 2004. (Schedule 13D filed by LLCP with respect to the registrant on June 4, 2004)

 4.5.2 Amendment to the Agreement filed as Exhibit 4.5, dated as of April 2, 2004. (Schedule 13D filed by LLCP with respect to the registrant on June 4, 2004)

 4.5.3 Amendment to the Agreement filed as Exhibit 4.5, dated as of May 28, 2004. (Schedule 13D filed by LLCP with respect to the registrant on June 4, 2004)

 4.5.4 Amendment to the Agreement filed as Exhibit 4.5, dated as of June 25, 2004. (Schedule 13D filed by LLCP with respect to the registrant on June 29, 2004)

 4.6 Secured Senior Note due February 28, 2003 issued by the Registrant to Levine Leichtman Capital Partners II, L.P. (Form 8-K filed on March 25, 2002).

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

 4.11 Third Amended and Restated Secured Senior Note Due 2005 (Schedule 13D filed by LLCP with respect to the registrant on February 3,
               2004)

 4.12 Amended and Restated Secured Senior Note (Schedule 13D filed by LLCP with respect to the registrant on February 3, 2004)

 4.13 11.75% Secured Senior Note Due 2006 (Schedule 13D filed by LLCP with respect to the registrant on June 4, 2004)

 4.14 11.75% Secured Senior Note Due 2006 (Schedule 13D filed by LLCP with respect to the registrant on June 29, 2004)

 10.1 1991 Stock Option Plan & forms of Option Agreements thereunder (Form 10-KSB dated March 31, 1994)

 10.2          1997 Long-Term Incentive Stock Plan (Form 10-K filed March 10,
               1998) (amendment thereto, adopted April 26, 2004, to be filed by amendment)

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

 10.13 FSA Warrant Agreement dated November 30, 1998 (Form 10-K dated December 31, 1998)

 10.29 Warrant to Purchase 1,335,000 Shares of Common Stock (Schedule 13D filed on April 21, 1999)

 10.31 Agreement dated May 29, 1999 for Sale of Contracts on a Flow Basis (Form 10-Q dated June 30, 1999)

 10.32 Amendment to Master Spread Account Agreement (Form 10-K dated December 31, 1999)

 21            List of subsidiaries of the registrant

 23.1          Consent of McGladrey & Pullen, LLP (filed herewith)

 23.2          Consent of KPMG Peat Marwick, LLP (filed herewith)


(b) Reports on Form 8-K

The Company filed three reports on Form 8-K during the fourth quarter of the year ended December 31, 2004:

Date of Report            Date Filed                        Item(s) reported
--------------            ----------                        ----------------
September 30, 2004        October 6, 2004                   items 1.01, 2.03, and 9.01

October 16, 2004          October 21, 2004                  items 4.01 and 9.01


                          (amended October 26, 2004)

November 15, 2004         November 19, 2004                 items 4.01, 7.01, and 9.01


No financial statements were filed with or as a part of any of such reports.

SIGNATURES AND CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND THE CHIEF FINANCIAL OFFICER

The following pages include the Signatures page for this Form10-K, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

The first form of Certification is required by Rule13a-14 (the Rule13a-14 Certification) under the Securities Exchange Act of 1934 (the Exchange Act). The Rule13a-14 Certification includes references to an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures and its internal controls and procedures for financial reporting.
Item 14 of PartIII of this Annual Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Rule13a-14 Certification), and contains additional information concerning disclosures to the company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Rule13a-14 Certification) and related matters (Item 6 of the Rule13a-14 Certification).

The second form of Certification is required by section1350 of chapter 63 of title 18 of the United States Code.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CONSUMER PORTFOLIO SERVICES, INC. (registrant)

March 28, 2005                    By: /s/ Charles E. Bradley, Jr.
                                      ------------------------------------------
                                      Charles E. Bradley, Jr., President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 28, 2005                        /s/ Charles E. Bradley, Jr.
                                      ------------------------------------------
                                      Charles E. Bradley, Jr., Director,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

March 28, 2005                        /s/ Thomas L. Chrystie
                                      ------------------------------------------
                                      Thomas L. Chrystie, Director

March 28, 2005                        /s/ E. Bruce Fredrikson
                                      ------------------------------------------
                                      E. Bruce Fredrikson, Director

March 28, 2005                        /s/ John E. McConnaughy, Jr.
                                      ------------------------------------------
                                      John E. McConnaughy, Jr., Director

March 28, 2005                        /s/ John G. Poole
                                      ------------------------------------------
                                      John G. Poole, Director

March 28, 2005                        /s/ William B. Roberts
                                      ------------------------------------------
                                      William B. Roberts, Director

March 28, 2005                        /s/ John C. Warner
                                      ------------------------------------------
                                      John C. Warner, Director

March 28, 2005                        /s/ Daniel S. Wood
                                      ------------------------------------------
                                      Daniel S. Wood, Director

March 28, 2005                        /s/ Robert E. Riedl
                                      ------------------------------------------
                                      Robert E. Riedl, Chief Financial Officer
                                      (Principal Financial Officer)

March 28, 2005                        /s/ Denesh Bharwani
                                      ------------------------------------------
                                      Denesh Bharwani, Controller

                                  CERTIFICATION

I, Charles E. Bradley, Jr., certify that:

1. I have reviewed this annual report on Form10-K of Consumer Portfolio Services, Inc.;

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

4. The registrants other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

         (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 28, 2005                    By: /s/ Charles E. Bradley, Jr.
                                      ------------------------------------------
                                      Charles E. Bradley, Jr.
                                      President and Chief Executive Officer

                                  CERTIFICATION

I, Robert E. Riedl, certify that:

1. I have reviewed this annual report on Form10-K of Consumer Portfolio Services, Inc.;

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

4. The registrants other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-15(e) and 15d-15(e)) for the registrant and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Evaluated the effectiveness of the registrants disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

         (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 28, 2005                      By: /s/ Robert E. Riedl
                                        ----------------------------------------
                                        Robert E. Riedl, Chief Financial Officer

                                  CERTIFICATION

Each of the undersigned hereby certifies, for the purposes of section1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Consumer Portfolio Services, Inc., that, to his knowledge, the Annual Report of Consumer Portfolio Services, Inc. on Form10-K for the period ended December31, 2004, fully complies with the requirements of Section13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Consumer Portfolio Services, Inc.







March 28, 2005                      By: /s/ Charles E. Bradley, Jr.
                                        ----------------------------------------
                                        Charles E. Bradley, Jr.
                                        President and Chief Executive Officer


March 28, 2005                      By: /s/ Robert E. Riedl
                                        ----------------------------------------
                                        Robert E. Riedl, Chief Financial Officer

                                             INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                             REFERENCE
                                                                                                             ---------
Report of Independent Registered Public Accounting Firm  McGladrey & Pullen LLP..........................       F-2

Report of Independent Registered Public Accounting Firm  KPMG, LLP.......................................       F-3

Consolidated Balance Sheets as of December 31, 2004 and 2003.............................................       F-4

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002..............       F-5

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31,
  2004, 2003, and 2002...................................................................................       F-6

Consolidated Statements of Shareholders Equity for the years ended December 31, 2004, 2003,
  and 2002...............................................................................................       F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002..............       F-8

Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003, and 2002.........       F-10


                                                         F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors

Consumer Portfolio Services, Inc.:


We have audited the consolidated balance sheet of Consumer Portfolio Services, Inc. and subsidiaries (the Company) as of December 31, 2004 and the related consolidated statements of operations, comprehensive income (loss), shareholders equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.




/s/ McGladrey & Pullen, LLP



Irvine, California
March 16, 2005, except for the last paragraph of note 8 as to which the date is March 22, 2005.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors

Consumer Portfolio Services, Inc.:


We have audited the accompanying consolidated balance sheet of Consumer Portfolio Services, Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, comprehensive income
(loss), shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.




/s/ KPMG LLP



Orange County, California
March 15, 2004

                      CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share and per share data)


                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2004              2003
                                                              -------------     -------------
ASSETS
Cash                                                          $     14,366      $     33,209
Restricted cash                                                    125,113            67,277
Finance receivables                                                592,806           302,078
Less: Allowance for finance credit losses                          (42,615)          (35,889)
                                                              -------------     -------------
Finance receivables, net                                           550,191           266,189

Servicing fees receivable                                            2,791             3,942
Residual interest in securitizations                                50,430           111,702
Furniture and equipment, net                                         1,567               826
Deferred financing costs                                             5,096             1,529
Accrued interest receivable                                          6,411             2,901
Other assets                                                        10,634             4,895
                                                              -------------     -------------
                                                              $    766,599      $    492,470
                                                              =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses                         $     18,153      $     22,920
Warehouse lines of credit                                           34,279            33,709
Tax liabilities, net                                                 2,978             2,768
Notes payable                                                        1,421             3,330
Residual interest financing                                         22,204                --
Securitization trust debt                                          542,815           245,118
Senior secured debt                                                 59,829            49,965
Subordinated debt                                                   15,000            35,000
Related party debt                                                      --            17,500
                                                              -------------     -------------
                                                                   696,679           410,310
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                             --                --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                            --                --
Common stock, no par value; authorized
   30,000,000 shares; 21,471,478 and 20,588,924
   shares issued and outstanding at December 31, 2004 and
   December 31, 2003, respectively                                  66,283            64,397
Retained earnings                                                    5,104            20,992
Accumulated other comprehensive loss                                (1,017)           (2,426)
Deferred compensation                                                 (450)             (803)
                                                              -------------     -------------
                                                                    69,920            82,160
                                                              -------------     -------------
                                                              $    766,599      $    492,470
                                                              =============     =============

                See accompanying Notes to Consolidated Financial Statements.

                            CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (In thousands, except per share data)


                                                                     YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------
                                                             2004              2003              2002
                                                         -------------     -------------     -------------
REVENUES:
Net gain on sale of contracts                            $         --      $     10,421      $     21,518
Interest income                                               105,818            58,164            48,644
Servicing fees                                                 12,480            17,058            14,621
Other income                                                   14,394            19,343            13,605
                                                         -------------     -------------     -------------
                                                              132,692           104,986            98,388
                                                         -------------     -------------     -------------

EXPENSES:
Employee costs                                                 38,173            37,141            37,778
General and administrative                                     21,293            21,271            20,131
Interest                                                       32,147            23,861            23,925
Provision for credit losses                                    32,574            11,390                --
Impairment loss on residual asset                              11,750             4,052             5,074
Marketing                                                       8,338             5,380             6,253
Occupancy                                                       3,520             3,930             4,027
Depreciation and amortization                                     785             1,000             1,138
                                                         -------------     -------------     -------------
                                                              148,580           108,025            98,326
                                                         -------------     -------------     -------------
Income (loss) before income tax benefit                       (15,888)           (3,039)               62
Income tax benefit                                                 --            (3,434)           (2,934)
                                                         -------------     -------------     -------------
Income (loss) before extraordinary item                       (15,888)              395             2,996
Extraordinary item, unallocated negative goodwill                  --                --            17,412
                                                         -------------     -------------     -------------
Net income (loss)                                        $    (15,888)     $        395      $     20,408
                                                         =============     =============     =============

Earnings (loss) per share before extraordinary item:
  Basic                                                  $      (0.75)     $       0.02      $       0.15
  Diluted                                                       (0.75)             0.02              0.14

Earnings per share, extraordinary item:
  Basic                                                  $         --      $         --      $       0.87
  Diluted                                                          --                --              0.83

Earnings (loss) per share after extraordinary item:
  Basic                                                  $      (0.75)     $       0.02      $       1.03
  Diluted                                                       (0.75)             0.02              0.97

Number of shares used in computing earnings
(loss) per share:
  Basic                                                        21,111            20,263            19,902
  Diluted                                                      21,111            21,578            20,987


                       See accompanying Notes to Consolidated Financial Statements.

                     CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                       (In thousands)


                                                       YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------
                                               2004              2003              2002
                                          -------------     -------------     -------------
Net income (loss)                         $    (15,888)     $        395      $     20,408
Other comprehensive income (loss):
Minimum pension liability, net of tax            1,409              (832)           (1,594)
                                          -------------     -------------     -------------
Comprehensive income (loss)               $    (14,479)     $       (437)     $     18,814
                                          =============     =============     =============


                See accompanying Notes to Consolidated Financial Statements.

                                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                           (In thousands)


                                                                       Accumulated
                                                                          Other
                                                Common Stock          Comprehensive     Deferred        Retained
                                          Shares          Amount          Loss        Compensation      Earnings          Total
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2001                19,281    $     61,874    $         --    $       (377)   $        189    $     61,686

Common stock issued upon exercise
  of options, including tax benefit          1,255             893              --              --              --             893
Purchase of common stock                        (8)            (15)             --              --              --             (15)
Pension benefit obligation                      --              --          (1,594)             --              --          (1,594)
Increase in deferred compensation
   on stock options                             --           1,177              --          (1,177)             --              --
Amortization of stock compensation              --              --              --           1,196              --           1,196
Net income                                      --              --              --              --          20,408          20,408
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2002                20,528          63,929          (1,594)           (358)         20,597          82,574

Common stock issued upon exercise
  of options, including tax benefit            609             974              --              --              --             974
Purchase of common stock                      (548)         (1,195)             --              --              --          (1,195)
Pension benefit obligation                      --              --            (832)             --              --            (832)
Repurchase of warrants issued                   --            (896)             --              --              --            (896)
Increase in deferred compensation
   on stock options                             --           1,585              --          (1,585)             --              --
Amortization of stock compensation              --              --              --           1,140              --           1,140
Net income                                      --              --              --              --             395             395
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2003                20,589          64,397          (2,426)           (803)         20,992          82,160

Common stock issued upon exercise
  of options, including tax benefit            575           1,079              --              --              --           1,079
Common stock issued upon
   conversion of debt                          333           1,000              --              --              --           1,000
Purchase of common stock                       (26)           (111)             --              --              --            (111)
Pension benefit obligation                      --              --           1,409              --              --           1,409
Increase in deferred compensation
   on stock options                             --             (82)             --              82              --              --
Amortization of stock compensation              --              --              --             271              --             271
Net loss                                        --              --              --              --         (15,888)        (15,888)
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2004                21,471    $     66,283    $     (1,017)   $       (450)   $      5,104    $     69,920
                                      =============   =============   =============   =============   =============   =============


                                    See accompanying Notes to Consolidated Financial Statements.

                                       CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (In thousands)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------------------
                                                                                  2004              2003              2002
                                                                              -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $    (15,888)     $        395      $     20,408
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Reversal of restructuring accrual                                           (1,287)               --                --
        Impairment loss on residual asset                                           11,750             4,052             5,074
        Amortization of deferred acquisition fees                                   (6,725)             (870)               --
        Amortization of discount on Class B Notes                                      588                --                --
        Extraordinary gain, excess of assets acquired over purchase price               --                --           (17,412)
        Depreciation and amortization                                                  785             1,000             1,138
        Amortization of deferred financing costs                                     3,479             2,695             4,547
        Provision for credit losses                                                 32,574            11,916             2,639
        NIR (gains) losses recognized on sale of contracts                              --            (4,381)          (16,873)
        Write off of related party debt                                                 --                --               669
        Deferred compensation                                                          271             1,140             1,196
        Releases of cash from Trusts to Company                                     21,357            25,934            60,393
        Initial deposits to Trusts                                                      --           (18,736)          (16,749)
        Net deposits to Trusts to increase Credit Enhancement                       (2,858)          (20,867)          (24,236)
        Interest income on residual assets                                          (4,633)          (16,178)          (15,392)
        Cash received from retained interests                                       54,154            45,644            19,202
        Changes in assets and liabilities:
          Payments on restructuring accrual                                         (1,969)           (1,804)           (3,274)
          Restricted cash                                                          (76,336)          (30,641)           17,940
          Purchases of contracts held for sale                                          --          (182,045)         (463,253)
          Proceeds received on contracts held for sale                                  --           283,423           566,124
          Other assets                                                              (5,415)            6,936             5,021
          Accounts payable and accrued expenses                                        715            (1,559)          (12,839)
          Tax liabilities, net                                                        (606)           (7,162)           12,570
                                                                              -------------     -------------     -------------
             Net cash provided by operating activities                               9,956            98,892           146,893
                                                                              -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of finance receivables held for investment                           (505,977)         (175,275)               --
   Purchases of note receivable                                                     (2,799)               --                --
   Proceeds received on finance receivables held for investment                    196,126             6,611                --
   Purchase of furniture and equipment                                              (1,408)              (93)             (285)
   Purchase of subsidiary, net of cash acquired                                         --           (10,181)          (29,467)
                                                                              -------------     -------------     -------------
          Net cash used in investing activities                                   (314,058)         (178,938)          (29,752)
                                                                              -------------     -------------     -------------

Cash flows from financing activities:
   Proceeds from issuance of residual financing debt                                44,000                --                --
   Proceeds from issuance of securitization trust debt                             474,720           154,375                --
   Proceeds from issuance of senior secured debt                                    25,000            25,000            46,242
   Net proceeds from warehouse lines of credit                                         570            31,332                --
   Repayment of residual interest financing debt                                   (21,796)               --                --
   Repayment of securitization trust debt                                         (177,611)          (96,484)          (85,293)
   Repayment of senior secured debt                                                (15,137)          (25,107)          (22,170)
   Repayment of subordinated debt                                                  (20,000)           (1,000)          (23,489)
   Repayment of notes payable                                                       (1,909)           (3,748)           (1,326)
   Repayment of related party debt                                                 (16,500)               --                --
   Payment of financing costs                                                       (7,046)           (2,553)           (1,037)
   Repurchase of common stock                                                         (111)           (1,195)              (15)
   Repurchase of warrants issued                                                        --              (896)               --
   Exercise of options and warrants                                                  1,079               584               324
                                                                              -------------     -------------     -------------
          Net cash provided by (used in) financing activities                      285,259            80,308           (86,764)
                                                                              -------------     -------------     -------------
Increase (decrease) in cash                                                        (18,843)              262            30,377

Cash at beginning of period                                                         33,209            32,947             2,570
                                                                              -------------     -------------     -------------
Cash at end of period                                                         $     14,366      $     33,209      $     32,947
                                                                              =============     =============     =============


                                  See accompanying Notes to Consolidated Financial Statements.

                                     CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In thousands)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------------------
                                                                                2004              2003             2002
                                                                            -------------     -------------    -------------
Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for:
      Interest                                                              $     28,228      $     18,677     $     19,255
      Income taxes                                                                   420             3,728          (15,565)

Supplemental disclosure of non-cash investing and financing activities:
      Stock-based compensation                                              $        271      $      1,140     $      1,196
      Conversion of related party debt to common stock                            (1,000)               --               --
      Pension benefit obligation, net                                             (1,409)              832            1,594
      Deferred income taxes                                                           --               944            1,632
      Purchase of common stock with notes                                             --                --              479


                                See accompanying Notes to Consolidated Financial Statements.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Consumer Portfolio Services, Inc. (CPS) was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the Company) specialize in purchasing, selling and servicing retail automobile installment sale contracts (Contracts) originated by licensed motor vehicle dealers (Dealers) located throughout the United States. The Company specializes in Contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers captive finance companies.


ACQUISITIONS

On March 8, 2002, the Company acquired MFN Financial Corporation and its subsidiaries in a merger (the MFN Merger). On May 20, 2003, the Company acquired TFC Enterprises, Inc. and its subsidiaries in a second merger (the TFC Merger). Each merger was accounted for as a purchase. MFN Financial Corporation and its subsidiaries (MFN) and TFC Enterprises, Inc. and its subsidiaries (TFC) were engaged in businesses similar to that of the Company: buying Contracts from Dealers, repackaging those Contracts in securitization transactions, and servicing those Contracts. MFN ceased acquiring Contracts in March 2002; TFC continues to acquire Contracts under its TFC Programs.

On April 2, 2004, the Company purchased a portfolio of Contracts and certain other assets (the SeaWest Asset Acquisition) from SeaWest Financial Corporation (SeaWest). In addition, the Company was named the successor servicer for three term securitization transactions originally sponsored by SeaWest (the SeaWest Third Party Portfolio). The Company does not intend to offer financing programs similar to those previously offered by SeaWest.


RECENT DEVELOPMENTS

In July 2003, the Company agreed with the other parties to its continuous, or warehouse, securitization facilities to amend the terms of such facilities. The effect of the amendments was to cause use of those facilities for Contracts purchased in July 2003 and in the future to be treated for financial accounting purposes as borrowings secured by pledged Contracts, rather than as sales of such Contracts.

In addition, the Company announced in August 2003 that it would structure its future term securitization transactions so that they will be treated for financial accounting purposes as borrowings secured by receivables, rather than as sales of receivables. The new structure for the warehouse facilities described in the preceding paragraph and the intended future structure of the Company's term securitizations has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the finance receivables will be shown as assets of the Company on its balance sheet; (ii) the debt issued in the transactions will be shown as indebtedness of the Company; (iii) cash deposited to enhance the credit of the securitization transactions will be shown as restricted cash on the Company's balance sheet;
(iv) cash collected from borrowers and other sources related to the receivables prior to making the required payments under the warehouse and term securitization transactions is also shown as restricted cash on the Company's balance sheet; (v) the servicing fee that the Company receives in connection with such receivables will be recorded as a portion of the interest earned on such receivables in the Company's statements of operations; (vi) the Company will initially and periodically record as expense a provision for estimated credit losses on the receivables in the Company's statements of operations; and
(vii) the portion of scheduled payments on the receivables and debt representing interest will be recorded as interest income and interest expense in the Company's statements of operations.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations compared to the previous term securitization transactions which were accounted for as sales at the consummation of the transaction. The changes have resulted in the Company reporting lower earnings than it would have reported if it had continued structuring its securitizations to require recognition of gain on sale.


PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries, certain of which are Special Purpose Subsidiaries (SPS), formed to accommodate the structures under which the Company purchases and securitizes its Contracts. The Consolidated Financial Statements also include the accounts of CPS Leasing, Inc., an 80% owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.


CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. The Company's cash is primarily deposited at three financial institutions. The Company periodically maintains cash due from banks in excess of the banks insured deposit limits. The Company does not believe it is exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, the Company is required to maintain a minimum unrestricted cash balance.


FINANCE RECEIVABLES, NET OF UNEARNED INCOME

Finance receivables are presented at cost. All Finance receivable Contracts are held for investment and include automobile installment sales contracts on which interest is pre-computed and added to the amount financed. The interest on such Contracts is included in unearned finance charges. Unearned finance charges are amortized using the interest method over the remaining period to contractual maturity. Generally, payments received on finance receivables are restricted to certain securitized pools, and the related Contracts cannot be resold. Finance receivables are charged off pursuant to the controlling documents of certain securitized pools, generally before they become contractually delinquent five payments. Contracts that are deemed uncollectible prior to the maximum delinquency period are charged off immediately. Management may authorize an extension of payment terms if collection appears likely during the next calendar month.

The Company's portfolio of finance receivables is comprised of smaller-balance homogeneous Contracts that are collectively evaluated for impairment on a portfolio basis. The Company reports delinquency on a contractual basis. Once a Contract becomes greater than 90 days delinquent, the Company does not recognize additional interest income until the borrower under the Contract makes sufficient payments to be less than 90 days delinquent. Any payments received by a borrower that is greater than 90 days delinquent is first applied to accrued interest and then to principal reduction.


ALLOWANCE FOR FINANCE CREDIT LOSSES

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, the Company uses a loss allowance methodology commonly referred to as static pooling, which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for probable credit losses that can be

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


reasonably estimated in its portfolio of finance receivable Contracts. Provision for loss is charged to the Company's Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of the underlying collateral and historical loss trends. As conditions change, the Company's level of provisioning and/or allowance may change as well.


CONTRACT ACQUISITION FEES

Upon purchase of a Contract from a Dealer, the Company generally charges or advances the Dealer an acquisition fee. For Contracts securitized in pools which were structured as sales for financial accounting purposes, the acquisition fees associated with Contract purchases were deferred until the Contracts were securitized, at which time the deferred acquisition fees were recognized as a component of the gain on sale. For Contracts purchased and securitized in pools which are structured as secured financings for financial accounting purposes, the acquisition fees associated with Contract purchases are deferred and recognized as interest income over the life of the Contracts on a level yield basis. The Company also charged the purchaser an origination fee for those Contracts that were sold on a flow basis. Those fees were recognized at the time the Contracts were sold and were also a component of the gain on sale.


REPOSSESSED ASSETS

If a customer fails to make or keep promises for payments, or if the customer is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the customers payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed the Company will stop accruing interest in this Contract, and reclassify the remaining Contract balance to other assets. In addition the Company will apply a specific reserve to this Contract so that the net balance represents the estimated fair value less costs to sell.


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


TREATMENT OF SECURITIZATIONS

Gain on sale may be recognized on the disposition of Contracts either outright or in securitization transactions. In those securitization transactions that were treated as sales for financial accounting purposes, the Company, or a wholly-owned, consolidated subsidiary of the Company, retains a residual interest in the Contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. The Company's securitization transactions include term securitizations (the purchaser holds the Contracts for substantially their entire term) and continuous or warehouse securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2004 and 2003 the line item Residual interest in securitizations on the Company's Consolidated Balance Sheet represents the residual interests in certain term securitizations but no residual interest in warehouse securitizations, because the Company's warehouse securitizations were restructured in July 2003 as secured financings. All subsequent term securitizations were also structured as secured financings. The warehouse securitizations are accordingly reflected in the line items Finance receivables and Warehouse lines of credit on the Company's Consolidated Balance Sheet, and the term securitizations are reflected in the line items Finance receivables and Securitization trust debt. The Residual interest in securitizations represents the discounted sum of expected future cash flows from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance of the Contracts included in the term securitizations.

The Company's securitization structure has generally been as follows:

The Company sells Contracts it acquires to a wholly-owned Special Purpose Subsidiary (SPS), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust (Trust). The Trust issues interest-bearing asset-backed securities ( Notes), in a principal amount equal to or less than the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust; the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain or sell subordinated Notes issued by the Trust or a related entity. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (a Note Insurer). In addition, the Company provides Credit Enhancement for the benefit of the Note Insurer and the investors in the form of an initial cash deposit to a bank account (a Spread Account) held by the Trust, in the form of overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts, in the form of subordinated Notes, or some combination of such Credit Enhancements. The agreements governing the securitization transactions (collectively referred to as the Securitization Agreements) require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance of the Contracts has amortized to a specified percentage of the initial aggregate balance.

The prior securitizations that were treated as sales for financial accounting purposes differ from secured financings in that the Trust to which the SPS sold the Contracts met the definition of a qualified special purpose entity under Statement of Financial Accounting Standards No. 140 (SFAS 140). As a result, assets and liabilities of the Trust are not consolidated into the Company's Consolidated Balance Sheet.

The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes which it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 73.0% to 73.5% of the aggregate principal balance of the Contracts (that is, at least 26.5% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003 the warehouse securitizations related to the CPS Programs were amended to cause the transactions to be treated as secured financings for financial accounting purposes. The Contracts held by the warehouse SPSs and the promissory notes that they issue are therefore included in the Company's Consolidated Financial Statements as of December 31, 2004 and 2003 as assets and liabilities, respectively.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Upon each sale of Contracts in a securitization structured as a secured financing, whether a term securitization or a warehouse securitization, the Company retains on its Consolidated Balance Sheet the Contracts securitized as assets and records the Notes issued in the transaction as indebtedness of the Company.

Under the prior securitizations structured as sales for financial accounting purposes, the Company removed from its Consolidated Balance Sheet the Contracts sold and added to its Consolidated Balance Sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained or residual interest (the Residual) consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables
(NIRs). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company. Until the maturity of these transactions, the Company's Consolidated Balance Sheet will reflect securitization transactions structured both as sales and as secured financings.

With respect to securitizations structured as sales for financial accounting purposes, the Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the estimated fair value of the Residuals. Gains in fair value are recognized in the income statement with losses being recorded as an impairment loss in the income statement. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective pre-tax discount rate of 14% per annum except for certain collections from charged off receivables related to the Company's securitizations in 2001 and later where the Company has used a discount rate of 25%.

The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Trusts that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and certain other fees (such as trustee and custodial fees). Required principal payments on the notes are generally defined as the payments sufficient to keep the principal balance of the Notes equal to the aggregate principal balance of the related Contracts (excluding those Contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related Securitization Agreements require accelerated payment of principal until the principal balance of the Notes is reduced to the specified percentage. Such accelerated principal payment is said to create overcollateralization of the Notes.

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts related to transactions insured by the same Note Insurer that may be below their required levels. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. As of December 31, 2004 the Company used prepayment estimates of approximately 20.0% to 30.5% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data. In valuing the Residuals as of December 31, 2004, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 17.2% to 26.3% cumulatively over the lives of the related Contracts, with recovery rates approximating 3.2% to 5.8% of the original principal balance.

Following a securitization that is structured as a sale for financial accounting purposes, interest income is recognized on the balance of the Residuals at the same rate as used for calculating the present value of the NIRs, which is 14% per annum. In addition, the Company will recognize as a gain additional revenue from the Residuals if the actual performance of the Contracts is better than the Company's estimate of the value of the residual. If the actual performance of the Contracts were worse than the Company's estimate, then a downward adjustment to the carrying value of the Residuals and a related impairment charge would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

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


SERVICING

The Company considers the contractual servicing fee received on its managed portfolio held by non-consolidated subsidiaries to approximate adequate compensation. As a result, no servicing asset or liability has been recognized. Servicing fees received on its managed portfolio held by non-consolidated subsidiaries are reported as income when earned. Servicing fees received on its managed portfolio held by consolidated subsidiaries are included in interest income when earned. Servicing costs are charged to expense as incurred. Servicing fees receivable represent fees earned but not yet remitted to the Company by the trustee.


FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost net of accumulated depreciation. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets held under capital leases and leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms. Amortization expense on assets acquired under capital lease is included with depreciation expense on Company owned assets.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.


OTHER INCOME

Other Income consists primarily of recoveries on previously charged off MFN contracts. These Contracts were acquired in the MFN acquisition. No amounts were allocated for these assets acquired at the time of the acquisition. These recoveries totaled $8.0 million, $12.2 million and $10.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.


EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings
(loss) per share:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                          2004              2003             2002
                                                                      -------------     -------------    -------------
                                                                           (In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per
   share before extraordinary item ..............................     $    (15,888)     $        395     $      2,996
                                                                      =============     =============    =============
Denominator:
Denominator for basic earnings (loss) per share before
   extraordinary item - weighted average number of
   common shares outstanding during the year ....................     $     21,111            20,263           19,902
Incremental common shares attributable to exercise
   of outstanding options and warrants ..........................     $         --             1,315            1,085
                                                                      -------------     -------------    -------------
Denominator for diluted earnings (loss) before
   extraordinary item per share .................................           21,111            21,578           20,987
                                                                      =============     =============    =============
Basic earnings (loss) per share before extraordinary item .......     $      (0.75)     $       0.02     $       0.15
                                                                      =============     =============    =============
Diluted earnings (loss) per share before extraordinary item .....     $      (0.75)     $       0.02     $       0.14
                                                                      =============     =============    =============

Incremental shares of 1.1 million related to the conversion of subordinated debt have been excluded from the calculation for the years ended December 31, 2003 and 2002, because the impact of assumed conversion of such subordinated debt is anti-dilutive. Incremental shares of 1.8 million shares related to stock options have been excluded from the diluted earnings (loss) per share calculation for the year ended December 31, 2004 because the impact is anti-dilutive.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DEFERRAL AND AMORTIZATION OF DEBT ISSUANCE COSTS

Costs related to the issuance of debt are amortized on a level yield basis over the shorter of the actual or expected term of the related debt.


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


STOCK OPTION PLAN

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, whereby stock options are recorded at intrinsic value equal to the excess of the share price over the exercise price at the date of grant. The Company provides the pro forma net income (loss), pro forma earnings (loss) per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123. The Company accounts for repriced options as variable awards.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2004, 2003 and 2002, was $2.30, $2.09, and $1.39,
respectively, at the date of grant. That fair value was computed using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                               2004         2003         2002
                                            ---------    ---------    ---------

Expected life (years) .................        6.50         7.63          8.21
Risk-free interest rate ...............        4.48%        4.16%         4.19%
Volatility ............................       54.65%      100.82%       107.56%
Expected dividend yield ...............          --           --            --

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Compensation cost has been recognized for certain stock options in the Consolidated Financial Statements in accordance with APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation, the Company's net income
(loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below.

                                                              YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------
                                                       2004             2003             2002
                                                  -------------    -------------    -------------
                                                       (In thousands, except per share data)
Net income (loss)
   As reported ..............................     $    (15,888)    $        395     $     20,408
Pro forma ...................................          (16,808)             175           20,109
Earnings (loss) per share - basic
   As reported ..............................     $      (0.75)    $       0.02     $       1.03
Pro forma ...................................            (0.80)            0.01             1.01
Earnings (loss) per share - diluted
   As reported ..............................     $      (0.75)    $       0.02     $       0.97
Pro forma ...................................            (0.80)            0.01             0.96


SEGMENT REPORTING

Operations are managed and financial performance is evaluated on a Company-wide basis by a chief decision maker. Accordingly, all of the Company's operations are aggregated in one reportable operating segment.


NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) published FASB Statement No. 123 (revised 2004), Share-Based Payment (FAS 123(R) or the Statement). FAS 123 (R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.

The Statement is effective at the beginning of the third quarter of 2005. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

The impact of this Statement on the Company in 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented (in the table above) and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. The Company's finance receivables are acquired shortly after origination and there is no credit deterioration during the time between origination of the finance receivable and purchase by the Company. Accordingly, management does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.


USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, valuing the Residuals, computing the related gain on sale on the transactions that created the Residuals, and the recording of the deferred tax asset valuation allowance. Actual results could differ from those estimates depending on the future performance of the related Contracts.


RECLASSIFICATION

Certain amounts for the prior years have been reclassified to conform to the current years presentation.


(2) ACQUISITIONS

ACQUISITION OF MFN FINANCIAL CORPORATION

On March 8, 2002, CPS acquired 100% of MFN Financial Corporation, a Delaware corporation (MFN) and its subsidiaries, by the merger (the MFN Merger) of a direct whollyowned subsidiary of CPS with and into MFN. MFN thus became a wholly-owned subsidiary of CPS, and CPS thus acquired the assets of MFN, which consisted principally of interests in automobile installment sales finance Contracts and the facilities for originating and servicing such Contracts. The MFN Merger was accounted for as a purchase.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        DECEMBER 31,                  DECEMBER 31,                    MARCH 8,
                                          2004 (2)      ACTIVITY          2003        ACTIVITY          2002
                                        -----------    -----------    -----------    -----------    -----------
                                                                     (In thousands)
Severance payments and
  consulting contracts ............     $       --     $       --     $       --     $    3,215     $    3,215
Facilities closures (1) ...........          1,184            705          1,889            263          2,152
Termination of contracts,
  leases, services and
  other obligations ...............             --             --             --            597            597
Acquisition expenses
  accrued but unpaid ..............             --             --             --            250            250
                                        -----------    -----------    -----------    -----------    -----------

    Total liabilities assumed .....     $    1,184     $      705     $    1,889     $    4,325     $    6,214
                                        ===========    ===========    ===========    ===========    ===========

---------------
(1) For the period from March 8, 2002 to December 31, 2003 the activity resulting in a net charge of $263,000, includes charges against liability of $1.5 million, and the reclassification of an existing accrual for offices closed prior to the Merger Date of approximately $1.2 million.
(2) The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of MFN, and that amounts indicated above are reasonably allocated.


The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                                                                  MARCH 8, 2002
                                                                  --------------
                                                                  (In thousands)

Cash .........................................................    $      93,782
Restricted cash ..............................................           25,499
Finance Contracts, net .......................................          186,554
Residual interest in securitizations .........................           32,485
Other assets .................................................           12,006
                                                                  --------------
   Total assets acquired .....................................          350,326
                                                                  --------------
Securitization trust debt ....................................          156,923
Subordinated debt ............................................           22,500
Accounts payable and other liabilities .......................           30,242
                                                                  --------------
   Total liabilities assumed .................................          209,665
                                                                  --------------
   Net assets acquired .......................................          140,661
   Less: purchase price ......................................          123,249
                                                                  --------------
   Excess of net assets acquired over purchase price .........    $      17,412
                                                                  ==============


ACQUISITION OF TFC ENTERPRISES, INC.

On May 20, 2003, CPS acquired TFC Enterprises, Inc., a Delaware corporation
(TFC) and its subsidiaries, by the merger (the TFC Merger) of a direct, wholly-owned subsidiary of CPS, with and into TFC. In the TFC Merger, TFC became a wholly-owned subsidiary of CPS. CPS thus acquired the assets of TFC and its subsidiaries, which consisted principally of interests in motor vehicle installment sales, finance Contracts, interests in securitized pools of such Contracts, and the facilities for originating and servicing such Contracts. The merger was accounted for as a purchase.

TFC, through its primary operating subsidiary, The Finance Company, purchases motor vehicle installment sales finance Contracts from automobile Dealers, and securitizes and services such Contracts. CPS intends to continue to use the assets acquired in the TFC Merger in the automobile finance business.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                             DECEMBER 31,                      DECEMBER 31,                         MAY 20,
                                               2004 (2)         ACTIVITY           2003           ACTIVITY           2003
                                            ---------------  ---------------  ---------------  ---------------  ---------------
                                                                              (In thousands)
Severance Payments and
  consulting contracts (1) ..............   $          418   $        1,908   $        2,326   $          357   $        2,683
Facilities closures .....................              822              409            1,231              190            1,421
Other obligations .......................               --              234              234              206              440
                                            ---------------  ---------------  ---------------  ---------------  ---------------
    Total liabilities assumed ...........   $        1,240   $        2,551   $        3,791   $          753   $        4,544
                                            ===============  ===============  ===============  ===============  ===============

---------------
(1) For the period from December 31, 2003 to December 31, 2004 the activity resulting in a change of $1.9 million, includes charges against the liability of $621,000 and the reversal of $1.3 million of costs that the Company no longer expects to incur. The $1.3 was recorded in the statement of income as a reduction of current operating expenses.
(2) The Company believes that this amount provides adequately for anticipated remaining costs related to exiting certain activities of TFC, and that amounts indicated above are reasonably allocated.

At the closing of the TFC Merger, each outstanding share of common stock of TFC became a right to receive $1.87 per share in cash. The total merger consideration payable to stockholders of TFC was approximately $21.6 million. The recipients of the total merger consideration had no material relationship with CPS, its directors, its officers or any associates of such directors or officers, to the best of CPSs knowledge. The merger consideration was paid with existing cash of CPS. The aggregate purchase price, including expenses related to the transaction, was approximately $23.7 million.

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

                                                                  MAY 20, 2003
                                                                  ------------
                                                                 (In thousands)

Cash .......................................................      $    13,545
Restricted cash ............................................           17,723
Finance Contracts, net .....................................          125,108
Other assets ...............................................              502
                                                                  ------------
      Total assets acquired ................................          156,878
                                                                  ------------
Securitization trust debt ..................................          115,597
Subordinated debt ..........................................            6,321
Capital lease obligations ..................................               17
Accounts payable and other liabilities .....................           11,217
                                                                  ------------
      Total liabilities assumed ............................          133,152
                                                                  ------------
      Purchase price .......................................      $    23,726
                                                                  ============

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRO FORMA RESULTS OF OPERATIONS

Selected unaudited pro forma combined results of operations for the years ended December, 2003 and 2002, assuming the MFN Merger and TFC Merger occurred on January 1, 2003 and 2002, are as follows:

PRO FORMA PRESENTATION (UNAUDITED)                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                       2003                 2002
                                                                                 ----------------     ----------------
                                                                                             (In thousands)
Total revenue ...............................................................    $        107,598    $         130,212
Net earnings before Merger-related expenses and extraordinary item ..........                 824               (1,695)
Net earnings ................................................................                 824               (1,695)

Basic net earnings per share before Merger-related expenses and
   extraordinary item .......................................................                0.04                (0.09)
Extraordinary item ..........................................................                  --                   --
                                                                                  ----------------     ----------------
Basic net earnings per share ................................................     $          0.04      $         (0.09)
                                                                                  ================     ================

Diluted net earnings per share before Merger-related expenses and
   extraordinary item .......................................................     $          0.04      $         (0.08)
Extraordinary item ..........................................................                  --                   --
                                                                                  ----------------     ----------------
Diluted net earnings per share ..............................................     $          0.04      $         (0.08)
                                                                                  ================     ================


(3) RESTRICTED CASH

Restricted cash comprised the following components:

                                                           DECEMBER 31,
                                                   -----------------------------
                                                       2004             2003
                                                   ------------     ------------
                                                          (In thousands)
Securitization trust accounts ...............      $   118,944      $    60,550
Litigation reserve ..........................            5,503            5,503
Note purchase facility reserve ..............              516            1,074
Other .......................................              150              150
                                                   ------------     ------------
Total restricted cash .......................      $   125,113      $    67,277
                                                   ============     ============


Certain of the Company's operating agreements require that the Company establish cash reserves for the benefit of the other parties to the agreements, in case those parties are subject to any claims or exposure. In addition, certain of these agreements require that the Company establish amounts in reserve related to outstanding litigation.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest:

                                                                           DECEMBER 31,
                                                                ---------------------------------
                                                                     2004               2003
                                                                --------------     --------------
                                                                         (In thousands)
Finance Receivables
  Automobile
    Simple Interest .......................................     $     522,346      $     178,679
    Pre-compute, net of unearned interest .................            86,932            133,339
                                                                --------------     --------------
    Finance Receivables, net of unearned interest .........           609,278            312,018
    Less: Unearned acquisition fees and discounts .........           (16,472)            (9,940)
                                                                --------------     --------------
    Finance Receivables ...................................     $     592,806      $     302,078
                                                                ==============     ==============


The following table presents a summary of the activity for the allowance for credit losses, for the years ended December 31, 2004 and 2003:

                                                                                  DECEMBER 31,
                                                                        -------------------------------
                                                                            2004              2003
                                                                        -------------     -------------
                                                                                (In thousands)
Balance at beginning of year ......................................     $     35,889      $     25,828
Addition to allowance for credit losses from acquisitions .........               --            24,271
Provision for credit losses .......................................           32,574            11,667
Charge-offs .......................................................          (34,636)          (32,117)
Recoveries ........................................................            8,788             6,240
                                                                        -------------     -------------
Balance at end of year ............................................     $     42,615      $     35,889
                                                                        =============     =============


(5) RESIDUAL INTEREST IN SECURITIZATIONS

The following table presents the components of the residual interest in securitizations and shown at their discounted amounts:

                                                                                  DECEMBER 31,
                                                                          ----------------------------
                                                                              2004            2003
                                                                          ------------    ------------
                                                                                 (In thousands)
Cash, commercial paper, United States government securities
   and other qualifying investments (Spread Accounts) ...............     $    17,776     $    27,210
Receivables from Trusts (NIRs) ......................................          12,483          36,991
Overcollateralization ...............................................          16,644          32,195
Investment in subordinated certificates .............................           3,527          15,306
                                                                          ------------    ------------

Residual interest in securitizations ................................     $    50,430     $   111,702
                                                                          ============    ============

The following table presents the estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                      DECEMBER 31,
                                                                     ----------------------------------------------
                                                                         2004             2003             2002
                                                                     ------------     ------------     ------------
                                                                                (Dollars in thousands)
Undiscounted estimated credit losses ...........................     $    23,588      $    47,935      $    54,363
Managed portfolio held by non-consolidated subsidiary ..........         233,621          425,534          478,136
Undiscounted estimated credit losses as a percentage of
  managed portfolio held by non-consolidated subsidiary ........           10.10%           11.30%           11.40%


The key economic assumptions used in measuring the residual interest in securitizations at the date of securitization in 2003 are as follows: prepayment speed of 21.7%, net credit losses of 12.5%, and a discount rate of 14%. There were no securitizations accounted for as sales for financial accounting purposes in 2004.

The key economic assumptions used in measuring all residual interest in securitizations as of December 31, 2004 and 2003 are included in the table below. The pre-tax discount rate remained constant at 14%, except for certain cash flows from charged off receivables related to the Company's securitizations from 2001 to 2003 where the Company has used a discount rate of 25%.

                                                2004                2003
                                          -----------------   -----------------
Prepayment speed (Cumulative) ..........    20.0% - 30.5%       18.1% - 22.1%
Net credit losses (Cumulative) .........    13.0% - 20.5%       11.8% - 18.0%


Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                                                 DECEMBER 31,
                                                                            ----------------------
                                                                                     2004
                                                                            ----------------------
                                                                            (Dollars in thousands)
Carrying amount/fair value of residual interest in securitizations .........     $    50,430
Weighted average life in years .............................................            2.95

Prepayment Speed Assumption (Cumulative) ...................................      20.0% - 30.5%
Estimated fair value assuming 10% adverse change ...........................     $    50,199
Estimated fair value assuming 20% adverse change ...........................          49,951

Expected Net Credit Losses (Cumulative) ....................................      13.0% - 20.5%
Estimated fair value assuming 10% adverse change ...........................     $    48,764
Estimated fair value assuming 20% adverse change ...........................          47,268

Residual Cash Flows Discount Rate (Annual) .................................      14.0% - 25.0%
Estimated fair value assuming 10% adverse change ...........................     $    49,320
Estimated fair value assuming 20% adverse change ...........................          48,320


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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes the cash flows received from (paid to) the Company's unconsolidated securitization Trusts:

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------
                                                              2004              2003              2002
                                                          -------------     -------------     -------------
                                                                            (In thousands)
Releases of cash from Spread Accounts ...............     $     17,175      $     25,934      $     60,393
Servicing Fees received .............................           13,631            17,039            13,761
Net deposits to increase Credit Enhancement .........           (2,106)          (20,867)          (24,236)
Initial funding of Credit Enhancement ...............               --           (18,736)          (16,749)
Purchase of delinquent or foreclosed assets .........          (44,473)          (45,747)          (34,365)
Repurchase of trust assets ..........................               --                --           (97,946)


The following table presents the historical loss and delinquency amounts for the serviced portfolio:

                                                                              Principal Amount of
                                                  Total Principal              Contracts 60 Days           Net Credit Losses
                                                Amount of Contracts            or More Past Due            for the Year Ended
                                            ---------------------------   ---------------------------   ---------------------------
                                                  At December 31,               At December 31,                December 31,
                                            ---------------------------   ---------------------------   ---------------------------
                                                2004           2003           2004           2003           2004           2003
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                                                                (In thousands)
Contracts held by
  consolidated subsidiaries ............    $   619,794    $   315,598    $    17,379    $    16,176    $    26,418    $     4,210
Contracts held by
 non-consolidated subsidiaries .........        233,621        425,534         10,037         13,969         36,042         40,096
SeaWest Third Party Portfolio ..........         53,463             --          5,065             --         18,018             --
                                            ------------   ------------   ------------   ------------   ------------   ------------
Total managed portfolio ................    $   906,878    $   741,132    $    32,481    $    30,145    $    80,478    $    44,306
                                            ============   ============   ============   ============   ============   ============


(6) FURNITURE AND EQUIPMENT

The following table presents the components of furniture and equipment:

                                                                  DECEMBER 31,
                                                         -----------------------------
                                                             2004             2003
                                                         ------------     ------------
                                                                (In thousands)
Furniture and fixtures .............................     $     3,744      $     2,994
Computer equipment .................................           4,699            4,034
Leasing assets .....................................             673              673
Leasehold improvements .............................             651              637
Other fixed assets .................................              17               50
                                                         ------------     ------------
                                                               9,784            8,388
Less: accumulated depreciation and amortization ....          (8,218)          (7,562)
                                                         ------------     ------------
                                                         $     1,566      $       826
                                                         ============     ============

Depreciation expense totaled $660,000, $878,000 and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) SECURITIZATION TRUST DEBT

The Company has completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on the Company's consolidated balance sheets as Securitization Trust Debt, and the components of such debt are summarized in the following table:

                                                                                                             Weighted
                                            Final                         Outstanding     Outstanding        Average
                                          Scheduled                       Principal at    Principal at   Interest Rate at
                                           Payment           Initial      December 31,    December 31,     December 31,
  Series            Issue Date             Date (1)         Principal         2004            2003             2004
-----------     --------------------  ------------------  -------------  --------------  --------------  ----------------
MFN 2001-A            June 28, 2001       June 15, 2007   $    301,000   $       3,382   $      20,987         5.07%
TFC 2002-1           March 19, 2002     August 15, 2007         64,552           2,574          12,403         4.23%
TFC 2002-2          October 9, 2002      March 15, 2008         62,589           9,152          25,436         2.95%
TFC 2003-1             May 20, 2003    January 15, 2009         52,365          17,703          37,114         2.69%
CPS 2003-C       September 30, 2003      March 15, 2010         87,500          53,456          77,928         2.92%
CPS 2003-D        December 16, 2003    October 15, 2010         75,000          50,722          71,250         2.97%
CPS 2004-A              May 5, 2004    October 15, 2010         82,094          66,737             N/A         3.22%
PCR 2004-1            June 24, 2004      March 15, 2010         76,257          52,633             N/A         3.14%
CPS 2004-B           August 2, 2004   February 15, 2011         96,369          84,185             N/A         4.10%
CPS 2004-C       September 30, 2004      April 15, 2011        100,000          93,071             N/A         3.70%
CPS 2004-D        December 21, 2004   December 15, 2011        109,200         109,200             N/A         3.67%
                                                          -------------  --------------  --------------
                                                          $  1,106,926   $     542,815   $     245,118
                                                          =============  ==============  ==============

---------------
(1) The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $202.7 million in 2005, $150.8 million in 2006, $94.9 million in 2007, $56.3 million in 2008, $31.2 million in 2009, and $6.9 million in 2010.


All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through wholly-owned, bankruptcy remote subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal and interest payments are guaranteed by financial guaranty insurance policies.

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. As a result of waivers and amendments to these covenants throughout 2004 and during the first quarter of 2005, the Company was in compliance with all such covenants as of December 31, 2004. Without the waivers and amendments obtained in the first quarter of 2005, the Company would have been in breach of covenants related to maintaining a minimum level of net worth and incurring a maximum financial loss as of December 31, 2004.

The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of December 31, 2004, restricted cash under the various agreements totaled approximately $118.9 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


(8) DEBT

On December 20, 1995, the Company issued $20.0 million in rising interest subordinated redeemable securities due January 1, 2006 (the Notes). The Notes are unsecured general obligations of the Company. Interest on the Notes is payable on the first day of each month, commencing February 1, 1996, at an interest rate of 10.0% per annum. The interest rate increases 0.25% on each January 1 for the first nine years and 0.50% in the last year. In connection with the issuance of the Notes, the Company incurred and capitalized issuance costs of $1.1 million. The Notes are subordinated to certain existing and future indebtedness of the Company as defined in the indenture agreement. The Company is required to redeem on an annual basis, subject to certain adjustments, $1.0 million of the aggregate principal amount of the Notes through the operation of a sinking fund on or before of January 1, 2000, 2001, 2002, 2003, 2004 and 2005. The Company may at its option elect to redeem the Notes from the registered holders of the Notes, in whole or in part at 100% of their principal amount, plus accrued interest to and including the date of redemption. During each of the years 1999 through 2003, the Company redeemed $1.0 million of principal amount of the notes in conjunction with the requirements of the related sinking fund agreement. The balance outstanding of the Notes at December 31, 2004 and 2003, was $15.0 million, with an interest rate of 12% and 11.75% respectively.

On April 15, 1997, the Company issued $20.0 million in subordinated participating equity notes (PENs) due April 15, 2004. The PENs were unsecured general obligations of the Company. Interest on the PENs was payable on the fifteenth of each month, commencing May 15, 1997, at an interest rate of 10.5% per annum. In connection with the issuance of the PENs, the Company incurred and capitalized issuance costs of $1.2 million. The Company recognized interest and amortization expense related to the PENs using the effective interest method over the expected redemption period. The PENs were subordinated to certain existing and future indebtedness of the Company as defined in the indenture agreement. The Company had the option to redeem the PENs from the registered holders, in whole but not in part, at any time on or after April 15, 2000, at 100% of their principal amount, subject to limited conversion rights, plus accrued interest to and including the date of redemption. At maturity, upon the exercise by the Company of an optional redemption, or upon the occurrence of a Special Redemption Event, each holder had the right to convert into common stock of the Company (Common Stock), 25% of the aggregate principal amount of the PENs held by such holder at the conversion price of $10.15 per share of Common Stock. Special Redemption Events are certain events related to a change in control of the Company. The Company fully repaid the PENs in April 2004.

In November 1998, the Company issued $25.0 million of subordinated promissory notes due November 30, 2003, to an affiliate of Levine Leichtman Capital Partners, Inc., Levine Leichtman Capital Partners II, L.P. (LLCP), and received the proceeds (net of $1.3 million of capitalized issuance costs), of approximately $23.7 million. The Company also issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005 (see Note 13). The debt bore interest at 13.5% per annum. Simultaneously with the consummation of that transaction, certain affiliates of the Company, who had lent the Company an aggregate of $5.0 million on a short-term basis in August and September 1998, agreed to subordinate their indebtedness to the indebtedness in favor of LLCP, to extend the maturity of their debt until June 2004, and to reduce their interest rate from 15% to 12.5%. Such affiliates received in return the option to convert such debt into an aggregate of 1,666,667 shares of common stock at the rate of $3.00 per share through maturity at June 30, 2004. Additionally, SFSC also agreed to subordinate $6.0 million, or 40%, of its related party loan in favor of LLCP (see Note 13).

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In April 1999, the Company issued an additional $5.0 million of subordinated promissory notes due April 30, 2004, to the same affiliate of LLCP as noted above, and received proceeds (net of $312,000 of capitalized issuance costs) of $4.7 million. The Company also issued warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share to LLCP, exercisable through April 2009. The debt bears interest at 14.5% per annum, and may be prepaid without penalty at anytime. As part of the purchase agreement, the interest rate on the previously issued LLCP notes was increased to 14.5% per annum, and the warrant to purchase 3,450,000 shares of the Company's common stock at $3.00 per share was exchanged for a warrant to purchase 3,115,000 shares at a price of $0.01 per share. Remaining outstanding as of December 31, 2004 was a warrant to purchase 1,000 shares.

In March 2000, the Company issued $16.0 million of senior secured debt to LLCP (the Term B Note). The proceeds from the issuance were used to repay in full all amounts owed under the Senior Secured Line. As part of the agreement, all of LLCPs existing debt of $30.0 million was restructured as senior secured debt, making the Company's aggregate principal indebtedness to LLCP equal to $46.0 million. The $16.0 million bears interest at 12.5% per annum and the interest rate on the $30.0 million is unchanged at 14.5% per annum. As part of the agreement, all prior defaults were either waived or cured. As of December 31, 2000, the amount outstanding of the $16.0 million portion of senior secured debt was $8.0 million. The outstanding balance on the $16.0 million LLCP debt was repaid during the first quarter of 2001. In addition, during the first quarter of 2001, the Company made a $4.0 million principal prepayment on the remaining outstanding LLCP debt, incurring $200,000 in prepayment penalties and waiver fees. The outstanding balance of Term B Note at December 31, 2004 was $19.8 million. The interest rate on this note has been adjusted as discussed below.

In March 2002, the Company and LLCP entered into an additional series of agreements under which LLCP provided additional funding to enable the Company to acquire MFN Financial Corporation. Under the March 2002 agreements, the Company borrowed $35 million from LLCP as a bridge note (the Bridge Note) and approximately $8.5 million (the Term C Note) on a deemed principal amount of approximately $11.2 million. The Bridge Note requires principal payments of $2.0 million a month, which began in June 2002, with a final balloon payment in the amount of $17.0 million, which was made pursuant to the terms of the Bridge Note in February 2003. The Term C Note repayment schedule is based on the performance of a certain securitized pool. As the subordinated Note of the pool is repaid from the Trust, principal payments are due on the Term C Note. The maturity date of the Term C Note was March 2008. Interest was due monthly on the Bridge Note at a rate of 13.5% per annum and on the Term C Note at a rate of 12.0% per annum. In connection with the March 2002 agreements and the acquisition of MFN, the Company paid LLCP a structuring fee of $1.75 million and an investment banking fee of $1.0 million, and paid LLCP's out-of-pocket expenses of approximately $315,000. In addition, the Company paid LLCP certain other fees and interest amounting to $426,181. Approximately $1.4 million of the fees and other amounts paid to LLCP were deferred as financing costs and are being amortized over the life of the related debt. The remaining fees and other costs were included in the purchase price of MFN.

On February 3, 2003, the Company borrowed $25.0 million from LLCP, net of fees and expenses of $1.05 million. The indebtedness, represented by the Term D Note, was originally due in April 2003, with Company options to extend the maturity to May 2003 and January 2004, upon payment of successive extension fees of $125,000. The Company has paid the fees to extend the maturity to January 2004. Interest on the Term D Note is payable monthly at rates that averaged 4.79% per annum through June 30, 2003, and 12.0% per annum thereafter. In a separate transaction, the Bridge Note issued to LLCP in connection with the acquisition of MFN, in an original principal amount of $35.0 million, was due on February 28, 2003. The outstanding principal balance of $17.0 million was paid in February 2003. In addition, the maturity of the Term B Note was extended in October 2003 from November 2003 to January 2004. The Company repaid in full the Term C Note on January 29, 2004 and repaid $10.0 million of the Term D Note on January 15, 2004. In addition, on January 29, 2004 the maturities of the Term B Note and the Term D Note were extended to December 15, 2005 and the coupons on both notes were decreased to 11.75% per annum from 14.50% and 12.00%, respectively. The Company paid LLCP fees equal to $921,000 for these amendments, which will be amortized over the remaining life of the notes. As of December 31, 2004, the outstanding principal balances of the Term B Note and the Term D Note were $19.8 million and $15.0 million, respectively.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On May 28, 2004 and June 25, 2004, the Company borrowed $15 million and $10 million, respectively, from LLCP. The indebtedness, represented by the Term E Note, and the Term F Note, respectively, bears interest at 11.75% per annum. Both the Term E Note and the Term F Note mature two years from their respective funding dates. As of December 31, 2004, the outstanding principal balances of the Term E Note and the Term F Note were $15.0 million and $10.0 million, respectively.

On March 16, 2004, a special-purpose subsidiary of CPS issued $44 million of asset-backed 10% notes. The notes, issued by CPS Auto Receivables Trust 2004-R, are rated BBB by Standard & Poors and have a final maturity date of October 16, 2009. The notes are secured by the Company's residual interest in four securitizations sponsored by CPS, two securitizations sponsored by MFN, and two securitization transactions sponsored by TFC. The notes are non-recourse obligations of the Company and will be repaid solely from the cash distributions on the retained interests securing the notes. As of December 31, 2004, $22.2 million of the notes remain outstanding.

At the time of the MFN Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears. At the time of the TFC Merger, TFC had outstanding $6.3 million in principal amount of subordinated debt, which the Company assumed as part of the TFC Merger. Such debt bears interest at the rate of 13.25% per annum payable monthly in arrears, requires monthly amortization, is due in June 2005 and has $1.0 million outstanding at December 31, 2004.

The Company must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. The Company was in compliance with all of its debt covenants with respect to non-securitization related debt as of December 31, 2004. As a result of amendments to covenants related to securitization related debt throughout 2004 and during the first quarter of 2005, the Company was in compliance with all such covenants as of December 31, 2004.

The following table summarizes the contractual maturity amounts of notes payable, senior secured and subordinated debt as of December 31, 2004:

                                                                    PRINCIPAL
                                                                     AMOUNT
                                                                  -------------
                                                                  (In thousands)

2005 ....................................................          $    37,039
2006 ....................................................               39,166
2007 ....................................................                   45
                                                                   ------------
     Total ..............................................          $    76,250
                                                                   ============


(9) SHAREHOLDERS EQUITY

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company is required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines, senior debt, subordinated debt, and related party debt. The covenants restrict the payment of certain distributions, including dividends (See Note 8.).

Included in common stock at December 31, 2003, is additional paid in capital of $1.6 million related to the valuation of certain stock options as required by Financial Interpretation No. 44 (FIN 44) or the valuation of conditionally granted options as required under Accounting Principals Board Opinion No. 25 (APB 25). Included in compensation expense for December 31, 2004 and 2003, is $271,000 and $1.1 million related to the amortization of deferred compensation expense and valuation of stock options.


STOCK PURCHASES

During 2000, the Company's Board of Directors authorized the Company to purchase up to $5 million of Company securities. In October 2002, the Board of Directors authorized the purchase of an additional $5 million of outstanding debt or equity securities. In October 2004, the Board of Directors authorized the purchase of an additional $5,000,000 of outstanding debt or equity securities. As of December 31, 2004, the Company had purchased $4.0 million in principal amount of the debt securities, and $4.0 million of its common stock, representing 2,167,036 shares.


OPTIONS AND WARRANTS

In 1991, the Company adopted and its sole shareholder approved the 1991 Stock Option Plan (the 1991 Plan) pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan, as amended, authorizes grants of options to purchase up to 2,700,000 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to the stocks fair market value at the date of grant. Stock options have terms that range from 7 to 10 years and vest over a range of 0 to 7 years. In addition to the 1991 Plan, in fiscal 1995, the Company granted 60,000 options to certain directors of the Company that vest over three years and expire nine years from the grant date. The Plan terminated in December 2001, without affecting the validity of the outstanding options.

In July 1997, the Company adopted and its shareholders approved the 1997 Long-Term Incentive Plan (the 1997 Plan) pursuant to which the Company's Board of Directors may grant stock options, restricted stock and stock appreciation rights to employees, directors or employees of entities in which the Company has a controlling or significant equity interest. Options that have been granted under the 1997 Plan have in all cases been granted at an exercise price equal to the stocks fair market value at the date of the grant, with terms of 10 years and vesting over 5 years. In 2001, the shareholders of the Company approved an amendment to the 1997 Plan providing that an aggregate maximum of 3,400,000 shares of the Company's common shares may be subject to awards under the 1997 Plan. In 2003, the shareholders of the Company approved an amendment to the 1997 Plan to further increase the aggregate maximum number of shares that may be granted within the Plan to 4,900,000 shares. A further increase to 6,900,000 shares in the aggregate maximum number of shares that may be granted was approved by the shareholders in 2004.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

At December 31, 2004, there were a total of 1,391,631 additional shares available for grant under the 1997 Plan and the 1991 Plan. Of the options outstanding at December 31, 2004, 2003 and 2002, 1,611,182, 1,168,042, and
920,101, respectively, were then exercisable, with weighted-average exercise prices of $2.25, $1.71, and $1.30, respectively.

Stock option activity during the periods indicated is as follows:

                                                                           WEIGHTED
                                                       NUMBER OF           AVERAGE
                                                         SHARES         EXERCISE PRICE
                                                     --------------     --------------
                                                   (In thousands, except per share data)
Balance at December 31, 2001 ...................             3,822      $        1.35
   Granted .....................................             1,804               1.55
   Exercised ...................................             1,254               0.64
   Canceled ....................................               340               1.63
                                                     --------------     --------------
Balance at December 31, 2002 ...................             4,032               1.64
   Granted .....................................             1,013               2.46
   Exercised ...................................               609               0.93
   Canceled ....................................               564               1.69
                                                     --------------     --------------
Balance at December 31, 2003 ...................             3,872               1.96
   Granted .....................................               938               3.96
   Exercised ...................................               575               1.23
   Canceled ....................................               183               2.39
                                                     --------------     --------------
Balance at December 31, 2004 ...................             4,052      $        2.51
                                                     ==============     ==============

The per share weighted average fair value of stock options granted whose exercise price was equal to the market price of the stock on the grant date during the years ended December 31, 2004, 2003 and 2002, was $2.30, $2.09, and $1.39, respectively. The Company did not issue any stock options above or below the market price of the stock on the grant date.

During 2002, the Company's Board of Directors approved a program whereby officers of the Company would be loaned amounts sufficient to enable them to exercise certain of their outstanding options. See Note 13.

At December 31, 2004, the range of exercise prices, the number, weighted-average exercise price and weighted-average remaining term of options outstanding and the number and weighted-average price of options currently exercisable are as follows:

                               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
------------------------------------------------------------------------------- -------------------------------
                                                 WEIGHTED           WEIGHTED                        WEIGHTED
                                                 AVERAGE            AVERAGE                         AVERAGE
  RANGE OF EXERCISE PRICES       NUMBER          REMAINING      EXERCISE PRICE      NUMBER       EXERCISE PRICE
         (PER SHARE)           OUTSTANDING      TERM (YEARS)       PER SHARE      EXERCISABLE      PER SHARE
---------------------------- ---------------- ---------------- ---------------- ---------------- --------------
                                              (In thousands, except per share data)
$0.63 - $1.50 ..............      1,047             7.37           $ 1.46              380           $ 1.47
$1.54 - $1.88 ..............        758             6.38           $ 1.74              588           $ 1.74
$1.99 - $2.50 ..............        509             7.05           $ 2.20              219           $ 2.27
$2.64 - $3.64 ..............        748             8.65           $ 2.87              141           $ 2.74
$4.00 - $4.49 ..............        990             8.69           $ 4.08              283           $ 4.07

On November 17, 1998, in conjunction with the issuance of a $25.0 million subordinated promissory note to an affiliate of LLCP, the Company issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005. In April 1999, in conjunction with the issuance of $5.0 million of an additional subordinated promissory note to an affiliate of LLCP, the Company issued additional warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share to LLCP. As part of the purchase agreement, the existing warrants to purchase 3,450,000 shares at $3.00 per share were exchanged for warrants to purchase 3,115,000 shares at a price of $0.01 per share. The aggregate value of the warrants, $12.9 million, which is comprised of $3.0 million from the original warrants issued in November 1998 and $9.9 million from the repricing and additional warrants issued in April 1999, is reported as deferred interest expense to be amortized over the expected life of the related debt, five years. As of December 31, 2004, 1,000 warrants remained unexercised. Such warrants, and the 4,449,000 shares of common stock have, upon the exercise of such warrants, not been registered for public sale. However, the holder has the right to require the Company register the warrants and common stock for public sale in the future.

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


(10) NET GAIN ON SALE OF CONTRACTS

The following table presents the components of the net gain on sale of
Contracts:

                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                       2003             2002
                                                   -------------   -------------
                                                          (In thousands)

Gain recognized on sale of Contracts ...........   $      8,433    $     22,554
Deferred acquisition fees and discounts ........          4,590           5,285
Expenses related to sales ......................         (2,076)         (3,682)
Provision for credit losses ....................           (526)         (2,639)
                                                   -------------   -------------
Net gain on sale of Contracts ..................   $     10,421    $     21,518
                                                   =============   =============

No gain on sale was recorded in the year ended December 31, 2004 due to the July 2003 decision to structure future securitizations as secured financings, rather than as sales.

                                CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11) INTEREST INCOME

The following table presents the components of interest income:

                                                        YEAR ENDED DECEMBER 31,
                                              --------------------------------------------
                                                  2004            2003            2002
                                              ------------    ------------    ------------
                                                             (In thousands)
Interest on Finance Receivables .........     $    99,701     $    40,380     $    32,851
Residual interest income ................           4,634          16,178          15,392
Other interest income ...................           1,483           1,606             401
                                              ------------    ------------    ------------

Net interest income .....................     $   105,818     $    58,164     $    48,644
                                              ===========     ===========     ===========


(12) INCOME TAXES

Income taxes consist of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                      2004              2003              2002
                                                                 -------------     -------------     -------------
                                                                                   (In thousands)
Current:
   Federal .................................................     $        712      $      2,781      $    (11,295)
   State ...................................................              862               356              (715)
                                                                 -------------     -------------     -------------
                                                                        1,574             3,137           (12,010)

Deferred:
   Federal .................................................           (5,859)          (25,345)           10,867
   State ...................................................           (2,282)           (4,141)            1,428
   Change in valuation allowance ...........................            6,567            22,915            (3,219)
                                                                 -------------     -------------     -------------
                                                                       (1,574)           (6,571)            9,076
                                                                 -------------     -------------     -------------
          Income tax benefit ...............................     $         --      $     (3,434)     $     (2,934)
                                                                 =============     =============     =============

The Company's effective tax expense benefit for the years ended December 31, 2004, 2003 and 2002, differs from the amount determined by applying the statutory federal rate of 35% to income (loss) before income taxes as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                      2004              2003              2002
                                                                 -------------     -------------     -------------
                                                                                   (In thousands)

Expense (benefit) at federal tax rate ......................     $     (5,561)     $     (1,064)     $      6,116
California franchise tax, net of federal income
   tax benefit .............................................           (1,015)           (2,460)              459
Other ......................................................                9                92              (196)
Negative Goodwill ..........................................               --                --            (6,094)
Debt Forgiveness ...........................................               --           (22,917)               --
Valuation allowance ........................................            6,567            22,915            (3,219)
                                                                 -------------     -------------     -------------
                                                                 $         --      $     (3,434)     $     (2,934)
                                                                 =============     =============     =============

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, are as follows:

                                                            DECEMBER 31,
                                                    ----------------------------
                                                        2004           2003
                                                    -------------  -------------
                                                           (In thousands)

DEFERRED TAX ASSETS:
Accrued liabilities ...........................     $     23,841   $     11,185
Furniture and equipment .......................            1,016          1,465
Equity investment .............................               82             82
NOL carryforwards and BILs ....................           27,702         31,397
Minimum tax credit ............................              697            481
Pension Accrual ...............................              801          1,617
Other .........................................             (339)           461
                                                    -------------  -------------
   Total deferred tax assets ..................           53,800         46,688
Valuation allowance ...........................          (43,930)       (37,363)
                                                    -------------  -------------
                                                           9,870          9,325
                                                    -------------  -------------

DEFERRED TAX LIABILITIES:
NIRs ..........................................           (1,407)        (6,789)
Provision for loan loss .......................           (8,463)        (2,125)
                                                    -------------  -------------
   Total deferred tax liabilities .............           (9,870)        (8,914)
                                                    -------------  -------------

   Net deferred tax asset (liability) .........     $         --   $        411
                                                    =============  =============


As part of the MFN Merger, CPS acquired certain net operating losses, debt forgiveness, as discussed below, and built in loss assets. Moreover, MFN has undergone an ownership change for purposes of Internal Revenue Code (IRC)
section 382. In general, IRC section 382 imposes an annual limitation on the ability of a loss corporation (i.e., a corporation with a net operating loss
(NOL) carryforward, credit carryforward, or certain built-in losses (BILs)) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change. During 1999, MFN recorded an extraordinary gain from the discharge of indebtedness related to the emergence from Bankruptcy. This gain was not taxable under IRC section 108. In accordance with the rules under IRC section 108, MFN has reduced certain tax attributes including unused net operating losses and tax basis in certain MFN assets. Deferred taxes have been provided for the estimated tax effect of the future reversing timing differences related to the discharge of indebtedness gain as reduced by the tax attributes. Additionally, the Company has established a valuation allowance of $31.0 million against MFNs deferred tax assets, as it is not more than likely that these amounts will be realized in the future. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

As part of the TFC Merger, CPS acquired certain built in loss assets. Moreover, TFC has undergone an ownership change for purposes of Internal Revenue Code
(IRC) section 382. In general, IRC section 382 imposes an annual limitation on the ability of a loss corporation (i.e., a corporation with a net operating loss
(NOL) carryforward, credit carryforward, or certain built-in losses (BILs)) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change. Additionally, the Company has established a valuation allowance of $10.0 million against TFCs deferred tax assets, as it is not more than likely that these amounts will be realized in the future. In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of $18.5 million ($17.4 million subject to IRC 382) and $3.1 million, respectively, which are available to offset future taxable income, if any, subject to IRC section 382 limitations, through 2021 and 2013, respectively. In addition, the Company has an alternative minimum tax credit carry forward of approximately $697,000, which is available to reduce future federal regular income taxes, if any, over an indefinite period.

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


(13) RELATED PARTY TRANSACTIONS

RELATED PARTY RECEIVABLES

As of December 31, 2001, the Company had receivables of $669,000 from CARSUSA, Inc. (CARSUSA), which owned and operated a Mitsubishi automobile dealership in Southern California, and is owned by Charles E. Bradley, Sr. and Charles E. Bradley, Jr. During 2002, CARSUSA became insolvent, sold its assets to an unaffiliated party, partially paid its secured creditors, and wound up its business. The Company determined that the receivable was uncollectible, and wrote down its value to zero. The writedown-related expense of $669,000 is reflected in the Company's Consolidated Statement of Operations for the year ended December 31, 2002 in general and administrative expenses. The Company purchased seven and 16 Contracts from CARSUSA, with an aggregate principal balance of approximately $99,996 and $233,431, respectively, in 2002 and 2001. The Company did not purchase any contracts from CARSUSA in 2003 and 2004.


CPS LEASING, INC. RELATED PARTY DIRECT LEASE RECEIVABLES

Included in other assets recorded in the Company's Consolidated Balance Sheet are direct lease receivables due to CPS Leasing, Inc. from related parties, primarily companies affiliated with the Company's former Chairman of the Board of Directors. Such related party direct lease receivables net of a valuation allowance totaled approximately $1.8 million and $1.9 million at December 31, 2004 and 2003, respectively.


RELATED PARTY DEBT

In June 1997 the Company borrowed $15.0 million on an unsecured and subordinated basis from Stanwich Financial Services Corp. (SFSC), an affiliate of Charles E. Bradley, Sr., the former Chairman of the Company's Board of Directors. This loan
(RPL) was due 2004, and had a fixed rate of interest of 9% per annum, payable monthly beginning July 1997. The Company had the right to pre-pay the RPL without penalty at any time after three years. At maturity or repayment of the RPL, the holder thereof had an option to convert 20% of the principal amount into common stock of the Company, at a conversion rate of $11.86 per share. The Company fully repaid the RPL in June 2004.

During 1998, the Company borrowed $1.0 million on an unsecured basis from John
G. Poole, a director of the Company. This note (RPL3) had a fixed rate of interest of 12.5% per annum payable monthly beginning December 1998. The Company had the right to pre-pay the RPL3, without penalty, at any time after June 12, 2000. At maturity or repayment of the RPL3, the holder thereof would have the option to convert the entire principal balance of the note, or a portion thereof, into common stock of the Company, at a conversion rate of $3 per share.. The entire balance of the RPL3 was converted to common stock of the Company in June 2004.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 1999, the Company borrowed $1.5 million on an unsecured basis from SFSC. This loan (RPL4) was due 2004, had a fixed rate of interest of 14.5% per annum payable monthly beginning October 1999. In conjunction with the issuance of the RPL4, the Company issued warrants to purchase 103,500 shares of the Company's common stock at a price of $0.01 per share. The Company fully repaid the RPL4 in June 2004.


LOANS TO OFFICERS TO EXERCISE CERTAIN STOCK OPTIONS

During 2002, the Company's Board of Directors approved a program under which officers of the Company would be advanced amounts sufficient to enable them to exercise certain of their outstanding options. Such loans were available for a limited period of time, and available only to exercise previously repriced options. The loans bear interest at a rate of 5.50% per annum, and are due in 2007. At December 31, 2004, there was $454,000 outstanding related to these loans. Such amounts have been recorded as contra-equity within common stock in the Shareholders Equity section of the Company's Consolidated Balance Sheet.


(14) COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2008. Future minimum lease payments at December 31, 2004, under these leases are due during the years ended December 31 as follows:

                                                                      AMOUNT
                                                                  --------------
                                                                  (In thousands)

2005 .....................................................         $     4,370
2006 .....................................................               3,524
2007 .....................................................               2,795
2008 .....................................................               1,748
                                                                   ------------
Total minimum lease payments .............................         $    12,437
                                                                   ============


Rent expense for the years ended December 31, 2004, 2003 and 2002, was $3.5 million, $3.9 million, and $4.0 million, respectively.

The Company's facility lease contains certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the term of the lease.

During 2004, 2003 and 2002, the Company received $385,000, $170,000 and
$141,000, respectively, of sublease income, which is included in occupancy expense. Future minimum sublease payments totaled $967,000 at December 31, 2004.


LITIGATION

Stanwich Litigation. CPS was a defendant in a class action (the Stanwich Case) brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the Settlement Payments) under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. (Stanwich), an affiliate of the former Chairman of the Board of Directors of CPS, is the entity that was

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut. At year-end, CPS was a defendant only in a cross-claim brought by one of the other defendants in the case, Bankers Trust Company, which asserted a claim of contractual indemnity against CPS.

Subsequent to year-end, CPS has settled the cross-claim of Bankers Trust by payment of $3.24 million, on or about February 8, 2005. Pursuant to that settlement, the court has dismissed the cross-claim, with prejudice.

In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against the Company in a separate action, which is now pending in federal district court in Rhode Island. The Company has filed counterclaims in the Rhode Island federal court against Mr. Pardee, and has filed a separate action against Mr. Pardee's Rhode Island attorneys, in the same court. The action of Mr. Pardee against CPS is stayed, awaiting resolution of an adversary action brought against Mr. Pardee in the bankruptcy court, which is hearing the bankruptcy of Stanwich.

The reader should consider that any adverse judgment against CPS in the Stanwich Case (or the related case in Rhode Island) for indemnification, in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on the Company's financial position.

OTHER LITIGATION. On November 15, 2000, Denice and Gary Lang filed a lawsuit against CPS in South Carolina Common Pleas Court, Beaufort County, alleging that they, and a purported nationwide class, were harmed by an alleged failure to refer, in the notice given after repossession of their vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. They sought damages in an unspecified amount. CPS filed a counterclaim to recover any delinquent amounts owed by the members of the putative class in the event that the class were to be certified. In February 2004, CPS reached an agreement to settle that case on a class basis for payment of attorneys fees and other immaterial consideration.

On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, making allegations similar to those that were asserted in the Lang case, and seeking damages in an unspecified amount, on behalf of a purported nationwide class. The Company removed the case to federal bankruptcy court, and filed a motion for summary judgment as part of its adversary proceeding against the plaintiff in the bankruptcy court. The federal bankruptcy court granted the plaintiffs motion to send the matter back to Alabama state court. The Company has appealed the ruling. Although the Company believes that it has one or more defenses to each of the claims made in this lawsuit, no discovery has yet been conducted and the case is in its earliest stages. Accordingly, there can be no assurance as to its outcome.

In June 2004, Plaintiff Jeremy Henry filed a lawsuit against the Company in the California Superior Court, San Diego County, alleging improper practices related to the notice given after repossession of a vehicle that he purchased. The lawsuit is styled a class action, though no motion for class certification has yet been filed. CPS and its subsidiary have a number of defenses that may be asserted with respect to the claims of plaintiff Henry.

The Company has recorded a liability as of December 31, 2004 that it believes represents a sufficient allowance for legal contingencies. Any adverse judgment against the Company, if in an amount materially in excess of the recorded liability, could have a material adverse effect. The Company is involved in various legal matters arising in the normal course of business. Management believes that any liablility as a result of those matters would not have a material effect on the Company's financial position, Results of Operations or Cash Flows.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) EMPLOYEE BENEFITS

The Company sponsors a pretax savings and profit sharing plan (the 401(k) Plan) qualified under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). The Company, may, at its discretion, match 100% of employees contributions up to $1,000 per employee per calendar year. The Company's contributions to the 401(k) Plan were $409,000 for the year ended December 31, 2004. The Company did not make a matching contribution in 2003 or 2002, other than to employees eligible for the MFN Financial Corporation Retirement Savings Plan. Such contribution amounted to $250,682 for the period from the Merger Date through December 31, 2002. The MFN Financial Corporation Retirement Savings Plan was merged into the Company's 401(k) Plan in February 2003.

The Company also sponsors the MFN Financial Corporation Pension Plan (the Plan). The Plan benefits were frozen June 30, 2001. The following table sets forth the plans benefit obligations, fair value of plan assets, and funded status at December 31, 2004 and 2003:

                                                                              DECEMBER 31,
                                                                    --------------------------------
                                                                        2004                2003
                                                                    -------------      -------------
                                                                             (In thousands)
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year ...............     $     15,023       $     13,743
Service cost ..................................................               --                 --
Interest cost .................................................              821                902
Settlements ...................................................               --                 --
Actuarial gain ................................................           (1,616)             1,578
Benefits paid .................................................             (545)            (1,200)
                                                                    -------------      -------------
   Projected benefit obligation, end of year ..................     $     13,683       $     15,023
                                                                    =============      =============

The accumulated benefit obligation for the pension plan was $13.7 million and $15.0 million at
December 31, 2004 and 2003, respectively.

CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year ..................     $     11,253       $      9,906
Return on assets ..............................................            1,483              1,001
Employer contribution .........................................            1,149              1,546
Benefits paid .................................................             (598)            (1,200)
                                                                    -------------      -------------
   Fair value of plan assets, end of year .....................     $     13,287       $     11,253
                                                                    =============      =============

RECONCILIATION OF ACCRUED PENSION COST AND
TOTAL AMOUNT RECOGNIZED
Funded status of the plan .....................................     $       (396)      $     (3,770)
Unrecognized loss .............................................            2,062              4,136
Unrecognized transition asset .................................              (46)               (80)
Unrecognized prior service cost ...............................               --                 --
                                                                    -------------      -------------
   Accrued pension cost .......................................     $      1,620       $        286
                                                                    =============      =============

Weighted average assumptions used to determine benefit obligations at December 31, 2004 and 2003 as follows:

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate .................................................             6.25%              6.25%
Expected return on plan assets ................................             9.00%              9.00%
Rate of compensation increase .................................              N/A                N/A

The Company's overall expected long-term rate of return on assets is 9.00% per annum. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
Prepaid benefit cost ..........................................     $         --       $        286
Accrued benefit liability .....................................             (396)            (4,055)
Intangible asset ..............................................               --                 --
Accumulated other comprehensive income, pretax ................            2,016              4,055
                                                                    -------------      -------------
   Net amount recognized ......................................     $      1,620       $        286
                                                                    =============      =============

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ..................................................     $         --       $         --
Interest Cost .................................................              821                902
Expected return on assets .....................................           (1,041)              (872)
Amortization of transition (asset)/obligation .................              (35)               (35)
Amortization of prior service cost ............................               --                 --
Recognized net actuarial loss .................................               69                 98
                                                                    -------------      -------------
   Net periodic benefit cost ..................................     $       (186)      $         93
                                                                    =============      =============

UNFUNDED ACCUMULATED BENEFIT OBLIGATION AT YEAR-END
Accumulated Benefit Obligation ................................     $     13,683       $     15,023
Fair Value of Plan Assets .....................................           13,288             11,253
Increase (decrease) in other comprehensive income .............     $     (2,039)      $      1,386


The weighted average asset allocation of the Company's pension benefits at December 31, 2004 and
2003 were as follows:

WEIGHTED AVERAGE ASSET ALLOCATION AT YEAR-END

ASSET CATEGORY
Domestic equity funds .........................................            60.9%              51.0%
International equity funds ....................................            11.9%              10.7%
Domestic fixed income funds ...................................            27.1%              29.1%
Other .........................................................             0.1%               9.2%
                                                                    -------------      -------------
   Total ......................................................           100.0%             100.0%
                                                                    =============      =============

CASH FLOWS

EXPECTED BENEFIT PAYOUTS
2005 ..........................................................     $        445
2006 ..........................................................     $        471
2007 ..........................................................     $        505
2008 ..........................................................     $        563
2009 ..........................................................     $        567
Years 2010 - 2014 .............................................     $      3,519

Anticipated Contributions .....................................     $         --


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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2004 and 2003, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2004 and 2003, were as follows:

                                                                           DECEMBER 31,
                                                  -------------------------------------------------------------
                                                               2004                            2003
                                                  -----------------------------   -----------------------------
                                                  Carrying Value                  Carrying Value
                                                   or Notional         Fair        or Notional         Fair
Financial Instrument                                  Amount           Value          Amount           Value
--------------------                              -------------    ------------   --------------   ------------
                                                                          (In thousands)
Cash .........................................     $    14,366     $    14,366     $    33,209     $    33,209
Restricted Cash ..............................         125,113         125,113          67,277          67,277
Finance receivables, net .....................         550,191         550,191         266,189         266,189
Residual interest in securitizations .........          50,430          50,430         111,702         111,702
Accrued interest receivable ..................           6,411           6,411           2,901           2,901
SeaWest note receivable ......................           2,800           2,800              --              --
Warehouse lines of credit ....................          34,279          34,279          33,709          33,709
Notes payable ................................           1,063           1,063           3,330           3,330
Residual interest financing ..................          22,204          22,204              --              --
Securitization trust debt ....................         542,815         539,749         245,118         245,118
Senior secured debt ..........................          59,829          59,829          49,965          49,965
Subordinated debt ............................          15,000          15,113          35,000          35,506
Related party debt ...........................              --              --          17,500          17,763


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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCRUED INTEREST RECEIVABLE

The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of instruments.


SEAWEST NOTE RECEIVABLE

The fair value is estimated by discounting future cash flows using credit and discount rates that the Company believes reflect the estimated credit and interest rate risks associated with similar types of instruments.


COMMITMENTS

The fair value of commitments to purchase contracts from Dealers is determined by purchase commitments from investors and prevailing market rates.


WAREHOUSE LINES OF CREDIT, NOTES PAYABLE, RESIDUAL INTEREST FINANCING, AND SENIOR SECURED DEBT

The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of secured instruments.


SECURITIZATION TRUST DEBT

The fair value is estimated by discounting future cash flows using interest rates that the Company believes reflect the current market rates.


SUBORDINATED DEBT

The fair value is based on a market quote.


RELATED PARTY DEBT

The fair value is based on the fair value of subordinated debt, as the terms and structure are similar.


(17) LIQUIDITY

The Company's business requires substantial cash to support its purchases of Contracts and other operating activities. The Company's primary sources of cash have been cash flows from operating activities, including proceeds from sales of Contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of Contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of Contracts, and releases of cash from securitized pools of Contracts in which the Company has retained a residual ownership interest, and from the Spread Accounts associated with such portfolios. The Company's primary uses of cash have been the purchases of Contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of Spread Accounts and initial

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


overcollateralization, if any, and the increase of Credit Enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet the Company's cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related Spread Accounts), the rate of expansion or contraction in the Company's managed portfolio, and the terms upon which the Company is able to acquire, sell, and borrow against Contracts.

Contracts are purchased from Dealers for a cash price approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under revolving warehouse credit facilities. As of December 31, 2004, the Company had $225 million in warehouse credit capacity, in the form of a $125 million facility and a $100 million facility. The first facility provides funding for Contracts purchased under the TFC Programs while both warehouse facilities provide funding for Contracts purchased under the CPS Programs. A third facility in the amount of $75 million, which the Company utilized to fund Contracts under the CPS Programs, expired on February 21, 2004. A fourth facility in the amount of $25 million, which the Company utilized to fund Contracts under the TFC Programs, expired on June 24, 2004. These facilities are independent of each other and provide funding equal up to 73.0-73.5% of the principal balance of the Contracts pledged, subject to collateral tests and certain other conditions and covenants.

With the two currently existing facilities, two different financial institutions purchase the notes issued by these facilities, and two different insurers insure the notes (each a Note Insurer). The Note Insurer on the $125 million facility is the controlling party whereas the lender on the $100 million facility is the controlling party. Up through June 30, 2003, sales of Contracts to the special purpose subsidiaries (SPS) related to the $75 million and $125 million facilities had been treated as sales for financial accounting purposes. The Company, therefore, removed these securitized Contracts and related debt from its Consolidated Balance Sheet and recognized a gain on sale in the Company's Consolidated Statement of Operations. Indebtedness related to Contracts funded by the $25 million facility, however, were on the Company's Consolidated Balance Sheet and no gain on sale has ever been recognized in the Company's Consolidated Statement of Operations. During July 2003, each of the $75 million and $125 million facilities was amended, with the effect that subsequent use of such facilities is treated for financial accounting purposes as borrowings secured by such receivables, rather than as a sale of receivables. The effects of that amendment are similar to those discussed above with respect to the change in securitization structure.

Through May 2002, the Company's Contract purchasing program consisted of both
(i) flow purchases for immediate resale to non-affiliates and (ii) purchases for the Company's own account made on other than a flow basis, funded primarily by advances under a revolving warehouse credit facility. Flow purchases allowed the Company to purchase Contracts with minimal demands on liquidity. The Company's revenues from the resale of flow purchase Contracts, however, were materially less than those that may be received by holding Contracts to maturity or by selling Contracts in securitization transactions. During the years ended December 31, 2004 and 2003 the Company purchased $447.2 million and $357.3 million, respectively, of Contracts for its own account, compared to $282.2 million for its own account and $181.1 million of Contracts on a flow basis in 2002. The Company's flow purchase program ended in May 2002.

The $125 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Warehouse Trust. This facility was established on March 7, 2002, in the maximum amount of $100 million. Such maximum amount was increased to $125 million in November 2002. Up to 73% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month commercial paper plus 1.18% per annum. This facility was renewed on April 4, 2004 and expires on April 3, 2005. The Company is currently in discussions with the parties to renew such facility. The balance outstanding at December 31, 2004 was $34.3 million.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The $100 million warehouse facility is similarly structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by its subsidiary Page Funding LLC. Approximately 73.5% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 1.50% per annum. This facility was entered into on June 30, 2004 and expires on June 30, 2007. The lender has annual termination options at its sole discretion.

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

The $25 million warehouse facility was similarly structured to allow TFC to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by TFC Warehouse I LLC. Approximately 71% of the principal balance of Contracts was advanced to TFC under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 1.75% per annum. This facility was entered into as part of the TFC Merger on May 20, 2003 and expired on June 24, 2004.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. As a result of waivers and amendments to these covenants throughout 2004 and during the first quarter of 2005, the Company was in compliance with all such covenants as of December 31, 2004. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare default if a default were declared under a different facility.

The Servicing Agreements of the Company's securitization transactions and warehouse credit facilities are terminable by the insurers of certain of the Trusts obligations (Note Insurers) in the event of certain defaults by the Company and under certain other circumstances. Were a Note Insurer in the future to exercise its option to terminate the Servicing Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. The Company continues to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Servicing Agreements.

                                 CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) SELECTED QUARTERLY DATA (UNAUDITED)

                                                    QUARTER           QUARTER          QUARTER           QUARTER
                                                     ENDED             ENDED            ENDED             ENDED
                                                   MARCH 31,          JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                 -------------     -------------     -------------     -------------
                                                                (In thousands, except per share data)
2004
Revenues ...................................     $     27,522      $     32,687      $     34,913      $     37,570
Income (loss) before income taxes ..........           (1,407)             (174)           (2,061)          (12,246)
Net income (loss) ..........................           (1,407)             (174)           (2,061)          (12,246)
Income (loss) per share:
   Basic ...................................     $      (0.07)     $      (0.01)     $      (0.10)     $      (0.57)
   Diluted .................................            (0.07)            (0.01)            (0.10)            (0.57)

2003
Revenues ...................................     $     23,915      $     25,104      $     26,041      $     29,926
Income (loss) before income taxes ..........            2,354             3,132            (2,852)           (5,674)
Net income (loss) ..........................            6,278             2,642            (2,852)           (5,674)
Income (loss) per share:
   Basic ...................................     $       0.31      $       0.13      $      (0.14)     $      (0.28)
   Diluted .................................             0.29              0.12             (0.14)            (0.28)


                                                        F-44