Form 10-K/A
period 2004-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2005-05-02
CIK 889609

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

   Title of each class:               Name of each exchange on which registered:
Rising Interest Subordinated                   New York Stock Exchange
Redeemable Securities due 2006

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

Preliminary Note -- This amendment is filed May 2, 2005 to include information required by Part III of this report on Form 10-K. Other than with respect to
Part III, the information previously filed as Parts I, II and IV of this report is not changed by this amendment.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding executive officers of the Company appears in Part I of this report, under the caption "Executive Officers of the Registrant," and is incorporated herein by this reference. Information regarding the directors of the Company appears below:

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

E. BRUCE FREDRIKSON, 67, has been a director of the Company since March 2003. He is a Professor of Finance, Emeritus, at Syracuse University's Martin J. Whitman School of Management, where he taught from 1966 to 2003. Mr. Fredrikson has published numerous papers on accounting and finance topics. He is also a director of Track Data Corporation and Colonial Commercial Corp.

JOHN E. MCCONNAUGHY, JR., 75, has been a director of the Company since 2001. He is the Chairman and Chief Executive Officer of JEMC Corporation. From 1981 to 1992 he was the Chairman and Chief Executive Officer of GEO International Corp, a company in the business of nondestructive testing, screen-printing and oil field services. Mr. McConnaughy was previously and concurrently Chairman and Chief Executive Officer of Peabody International Corp., from 1969 to 1986. He currently serves as a director of Levcor International, Inc., Wave Systems, Inc., Overhill Farms, Inc., Allis Chalmers Corp. and Positron Corp. Mr. McConnaughy is also Chairman of the Board of Trustees of the Strang Clinic and is the Chairman Emeritus of the Board of the Harlem School of the Arts.

JOHN G. POOLE, 62, has been a director of the Company since November 1993 and its Vice Chairman since January 1996. He is now a private investor, having previously been a director and Vice President of Stanwich Partners ("SPI") until July 2001. SPI, which Mr. Poole co-founded in 1982, acquired controlling interests in companies in conjunction with their existing management. Mr. Poole is also a director of Reunion Industries, Inc. and Sanitas, Inc.

WILLIAM B. ROBERTS, 67, has been a director of the Company since its formation in March 1991. Since 1981, he has been the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts.

JOHN C. WARNER, 57, was elected as a director of the Company in April 2003. Mr. Warner is chief executive officer of O'Neill Clothing, a manufacturer and marketer of apparel and accessories. He has held that position since 1996.

DANIEL S. WOOD, 46, has been a director of the Company since July 2001. Mr. Wood is president of Carclo Technical Plastics, a manufacturer of custom injection moldings. Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of Carrera Corporation.

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

The Board of Directors has established an Audit Committee. The members of the Audit Committee are E. Bruce Fredrikson (chairman), John E. McConnaughy, Jr. and John G. Poole. The Audit Committee is empowered by the Board of Directors to review the financial books and records of the Company in consultation with the Company's accounting and auditing staff and its independent auditors and to review with the accounting staff and independent auditors any questions raised with respect to accounting and auditing policy and procedure.

The Audit Committee members do not serve as professional accountants or auditors and their functions are not intended to duplicate or to certify the activities of management and the independent auditors. The Committee serves a board-level oversight role where it receives information from, consults with, and provides its views and directions to, management and the independent auditors on the basis of the information it receives and the experience of its members in business, financial and accounting matters. Pursuant to the terms of its charter, the Audit Committee approves the engagement of auditing services and permitted non-audit services including the related fees and general terms.

The Board of Directors has concluded that each member of the Audit Committee is independent in accordance with the director independence standards prescribed by NASDAQ, and has determined that none of them have a material relationship with the Company which would impair the independence from management or otherwise compromise the ability to act as an independent director. The Board of Directors has further determined that Mr. Fredrikson has the qualifications and experience necessary to serve as an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. Such qualifications and experience are described above in this section.

The Company does not have a Nominating Committee. Nominations for board positions are considered by the members of the Board of Directors who are "independent directors." When considering a potential nominee, the independent directors consider the benefits to the Company of such nomination, based on the nominee's skills and experience related to managing a significant business, the willingness and ability of the nominee to serve, and the nominee's character and reputation. Shareholders who wish to suggest individuals for possible future consideration for board positions, or to otherwise communicate with the Board of Directors, should direct written correspondence to the Board of Directors at the Company's principal executive offices.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company. Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2004 were timely filed, except that Mr. Bradley filed one report late, relating to two transactions, and each other director (Messrs. Thomas L. Chrystie, Fredrikson, McConnaughy, Poole, Roberts, Warner and Wood) and five executive officers (Messrs. Brockman, Powell, Riedl, Creatura, and Chris Terry) filed one report late relating to one transaction.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics may be obtained at no charge by written request to the Corporate Secretary at the Company's principal executive offices.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2004, 2003, and 2002 by the Company's chief executive officer and by the four most highly compensated individuals (such five individuals, the "named executive officers") who were serving as executive officers at December 31, 2004.

SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------
                                                                               Long Term
                                                Compensation for             Compensation         All Other
                                                  period shown                 Awards (1)      Compensation ($)
Name and Principal Position        Year     Salary ($)      Bonus ($)         Options/SARs           (2)
---------------------------------------------------------------------------------------------------------------
 CHARLES E. BRADLEY, JR.           2004      700,000         700,000             240,000             1,600
 President & Chief                 2003      650,000         650,000              40,000             1,525
 Executive Officer                 2002      600,000         850,000             185,000               450

---------------------------------------------------------------------------------------------------------------
 NICHOLAS P. BROCKMAN              2004      252,000         159,000              20,000             1,600
 Senior Vice President -           2003      240,000         166,000              20,000             1,513
 Collections                       2002      222,000         174,792              25,000               450

---------------------------------------------------------------------------------------------------------------
 CURTIS K. POWELL                  2004      252,000         177,000              20,000             1,600
 Senior Vice President -           2003      238,000         186,000              20,000             1,511
 Originations & Marketing          2002      222,000         154,734              25,000               450

---------------------------------------------------------------------------------------------------------------
 ROBERT E. RIEDL                   2004      240,000         144,000              80,000             1,576
 Senior Vice President -           2003      200,000         158,000              95,000               428
 Finance & Chief Financial         2002           --              --                  --                --
 Officer (3)

---------------------------------------------------------------------------------------------------------------
 MARK A. CREATURA                  2004      205,000         121,000              20,000             1,492
 Senior Vice President &           2003      195,000         150,000              20,000             1,455
 General Counsel                   2002      184,000         100,832              25,000               404

---------------------------------------------------------------------------------------------------------------

         (1) Number of shares that might be purchased upon exercise of options that were granted in the period shown.
         (2) Amounts in this column represent (a) any Company contributions to the Employee Savings Plan (401(k) Plan), and (b) premiums paid by the Company for group life insurance, as applicable to the named executive officers. Company contributions to the 401(k) Plan were zero per individual in 2002 and $1,000 in 2003 and 2004.
         (3)      Mr. Riedl joined the Company in January 2003.

OPTION AND SAR GRANTS

The Company in the year ended December 31, 2004, did not grant any stock appreciation rights to any of the named executive officers. The Company has from time to time granted options to substantially all of its management and marketing employees, and did so in April 2004. Under these grants, each named executive officer other than the chief executive officer and the chief financial officer, received grants with respect to 20,000 shares. The chief executive officer received a grant with respect to 240,000 shares and the chief financial officer received a grant with respect to 80,000 shares. All such options become exercisable in five equal annual increments and are exercisable at $4.00 per share, except for the grant of 240,000 shares to Mr. Bradley, which vested as to 200,000 shares on the date of the grant and become exercisable as to 40,000 shares in five equal annual increments.


-----------------------------------------------------------------------------------------------------------------------
                                                                                     Potential Realizable
                                                                                        Value at Assumed
                                                                                          Annual Rates
                                                                                         of Stock Price
                 OPTIONS/GRANTS IN LAST FISCAL YEAR -                               Appreciation for Option
                          INDIVIDUAL GRANTS                                                   Term
-----------------------------------------------------------------------------------------------------------------------
 Name                         Number of    Percent of
                               Shares    Total Options    Exercise
                             Underlying    Granted to     or Base
                              Options      Employees       Price      Expiration
                              Granted       in 2004      ($/Share)        Date          5% ($)       10% ($)     NOTES
                           --------------------------------------------------------------------------------------------
Charles E. Bradley, Jr.       240,000        25.07%        $4.00       4/26/2014      $ 603,739    $1,529,993     (1)

-----------------------------------------------------------------------------------------------------------------------
Nicholas P. Brockman           20,000         2.09%        $4.00       4/26/2014      $ 50,312     $  127,499     (2)

-----------------------------------------------------------------------------------------------------------------------
Curtis K. Powell               20,000         2.09%        $4.00       4/26/2014      $ 50,312     $  127,499     (2)

-----------------------------------------------------------------------------------------------------------------------
Robert E. Riedl                80,000         8.36%        $4.00       4/26/2014      $201,246     $  509,998     (2)

-----------------------------------------------------------------------------------------------------------------------
Mark Creatura                  20,000         2.09%        $4.00       4/26/2014      $ 50,312     $  127,499     (2)

-----------------------------------------------------------------------------------------------------------------------

         (1) Becomes exercisable as to 200,000 shares on April 26, 2004, and as to 40,000 shares in five equal installments on each April 26, 2005-2009.
         (2)      Becomes exercisable in five equal installments on each April
                  26, 2005-2009.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

The following table sets forth, as of December 31, 2004, and for the year then ended, the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the value of all unexercised options held by such persons. Each option referred to in the table was granted under the Company's 1991 Stock Option Plan or under the 1997 Long-Term Incentive Stock
Plan, at an option price per share no less than the fair market value per share on the date of grant.


==========================================================================================================================
                                                                                            Value of Unexercised In-the-
                               Shares                     Number of Unexercised Options       Money Options at December
                              Acquired    Value                at December 31, 2004                 31, 2004 (1)
    Name                    On Exercise  Realized         Exercisable      Unexercisable    Exercisable      Unexercisable
Charles E. Bradley, Jr.        11,620     $39,934            682,002         305,197         $1,568,390        $736,463
Nicholas P. Brockman           11,800      33,335             32,000          73,000             84,280         165,520
Curtis K. Powell               29,000      96,115             32,000          63,000             84,280         123,070
Robert E. Riedl                     0           0             19,000         156,000             53,170         282,280
Mark A. Creatura                8,000      21,000             32,000          63,000             84,280         123,070
==========================================================================================================================

         (1) Valuation based on the last sales price on December 31, 2004 of $4.87 per share, as reported by Nasdaq.

BONUS PLAN

The named executive officers and other officers participate in a management bonus plan, pursuant to which such employees are entitled to earn cash bonuses, if the Company achieves certain net income levels or goals established by the Board of Directors, and if such employees achieve certain individual objectives. The amount of bonus payable to each officer is determined by the Compensation Committee of the Board of Directors.

DIRECTOR COMPENSATION

During the year ended December 31, 2004, the Company paid all directors, excluding Mr. Bradley, a retainer of $2,000 per month and an additional fee of $1,000 PER DIEM for attendance at meetings of the board, and $500 for meetings of committees. Mr. Bradley received no additional compensation for his service as a director. Pursuant to the Company's policy that is applicable to all of its non-employee members, the Board on April 26, 2004, issued options with respect to 10,000 shares to each non-employee director. All such options are exercisable at $4.00 per share, the exercise price being the market price prevailing at date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER TRADING

The members of the Compensation and Stock Option Committee throughout the fiscal year ended December 31, 2004 were Daniel S. Wood (chairman), Thomas L. Chrystie, John E. McConnaughy, Jr. and William B. Roberts. This Committee makes recommendations to the Board of Directors as to general levels of compensation for all employees of the Company, the annual salary of each of the executive officers of the Company, authorizes the grants of options to employees under the Company's 1997 Long-Term Stock Incentive Plan, and reviews and approves compensation and benefit plans of the Company. None of the members of the committee is or has been an officer or employee of the Company or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of CPS Common Stock (its only class of voting securities) owned beneficially as of April 4, 2005, by (i) each person known to CPS to own beneficially more than 5% of the outstanding Common Stock, (ii) each director, nominee or named executive officer of CPS, and (iii) all directors, nominees and executive officers of CPS as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. The address of Messrs. Bradley, Jr., Brockman, Powell, Riedl and Creatura is c/o Consumer Portfolio Services, Inc., 16355 Laguna Canyon Road, Irvine, CA 92618.


                                                                                   Amount and Nature
                                                                                     of Beneficial      Percent
Name and Address of Beneficial Owner                                                 Ownership (1)     of Class
------------------------------------                                                 -------------     --------
Charles E. Bradley, Jr. .........................................................     3,218,218(2)      14.9%
E. Bruce Fredrikson..............................................................        41,000          0.2%
    34437 N. 93rd Place, Scottsdale, AZ 85262
John E. McConnaughy, Jr..........................................................       220,337          1.0%
    Atlantic Capital Partners, 3 Parkland Drive, Darien, CT 06820
John G. Poole....................................................................       697,193          3.2%
   1 Rye Road, Port Chester, NY 10573
William B. Roberts...............................................................     1,084,882          5.0%
    Monmouth Capital Corp., 126 East 56th Street, New York, NY 10022
John C. Warner...................................................................        40,000          0.2%
    17 Pasteur, Irvine, CA 92618
Daniel S. Wood...................................................................        60,000          0.3%
    600 Depot St., Latrobe, PA 05650
Nicholas P. Brockman.............................................................       229,297          1.1%
Curtis K. Powell.................................................................       201,671          0.9%
Robert E. Riedl..................................................................        50,804          0.2%
Mark A. Creatura.................................................................       129,657          0.6%
All directors, nominees and executive officers combined (13 persons)                  6,064,163(3)      28.1%
Charles E. Bradley, Sr...........................................................     1,267,860(4)       5.9%
    Stanwich Partners, Inc., 62 Southfield Avenue, Stamford, CT 06902
Levine Leichtman Capital Partners II, L.P........................................     4,553,500(5)      21.1%
    335 North Maple Drive, Suite 240, Beverly Hills, CA 90210


(1) Includes certain shares that may be acquired within 60 days after April 4, 2005 from the Company upon exercise of options, as follows: Mr. Bradley, Jr., 788,101 shares; Mr. Fredrikson, 40,000 shares; Mr. McConnaughy, 20,000 shares; Mr. Poole, 10,000 shares; Mr. Roberts, 10,000 shares; Mr. Warner, 40,000 shares; Mr. Wood, 20,000 shares; Mr. Brockman, 47,000 shares; Mr. Powell, 47,000 shares; Mr. Riedl, 50,000 shares; and Mr. Creatura, 47,000 shares. The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company's Employee 401(k) Plan (the "401(k) Plan"). The 401(k) Plan provides an option for all participating employees to indirectly purchase stock in the Company through buying units in a mutual fund. Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.
(2) Includes 1,058,818 shares held by trusts of which Mr. Bradley is the co-trustee, and as to which shares Mr. Bradley has shared voting and investment power. One such trust holds 211,738 shares for the benefit of Mr. Bradley. The co-trustee, who has shared voting and investment power as to all such shares (representing 4.9% of outstanding shares), is Kimball Bradley, whose address is 11 Stanwix Street, Pittsburgh, PA 15222.

(3) Includes 1,197,601 shares that may be acquired within 60 days after April 4, 2005, upon exercise of options and conversion of convertible securities.
(4) Includes 207,490 shares owned by the named person's spouse and 1,002,800 shares that have been pledged to secure a loan, as to all of which he has no voting or investment power, and 50,832 shares owned by a corporation (Stanwich Consulting Corp.) of which the named person is controlling stockholder, president and a director.
(5) Comprises 4,552,500 issued shares and 1,000 shares that are issuable upon exercise of an outstanding warrant.

The table below presents information regarding securities authorized for issuance under equity compensation plans.

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
---------------------------- --------------------------- --------------------------- -------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LEVINE LEICHTMAN. At December 31, 2003, the Company was indebted to Levine Leichtman Capital Partners II, L.P. ("LLCP") in the amount of approximately $50 million. Such debt comprised three parts, represented by the "Term B Note," "Term C Note" and "Term D Note," respectively. The Term B Note was due January 2004, the Term C Note repayment schedule was based on the performance of one of the Company's securitized pools, and the Term D Note was due January 2004.

In January 2004, the Company repaid in full the Term C Note and repaid $10.0 million of the Term D Note. In addition, the maturities of the Term B Note and the Term D Note were extended to December 15, 2005 and the coupons on both notes were decreased to 11.75% per annum from 14.50% and 12.00%, respectively. The Company paid LLCP fees equal to $921,000 for these amendments, which will be amortized over the remaining life of the notes. As of December 31, 2004, the outstanding principal balances of the Term B Note and the Term D Note were $19.8 million and $15.0 million, respectively.

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

SFSC. At December 31, 2003, the Company was indebted to Stanwich Financial Services Corp. ("SFSC") in the principal amount of $16.5 million. SFSC is a corporation wholly-owned by Stanwich Holdings, Inc., which in turn is wholly-owned by Charles E. Bradley, Sr. Mr. Bradley, Sr. holds in excess of 5% of the Company's common stock (subject to limitations disclosed above), is the father of the Company's president, Charles E. Bradley, Jr., and was the chairman of the Company's Board of Directors from March 1991 until June 2001. The Company in 2004 paid interest in the aggregate amount of $780,000 with respect to its debt to SFSC, representing interest for the period January through June 2004. The Company repaid the outstanding debt in June 2004. The Company at December 31, 2003 was also indebted to John G. Poole, a director, in the principal amount of $1,000,000, and in 2004 paid interest in the aggregate amount of $62,500 with respect to that debt, representing interest for the period January through June 2004. Mr. Poole exercised the conversion option of his debt as of June 2004, receiving in satisfaction of the debt 333,333 shares of the Company's common stock.

CPS LEASING. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL"). The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the President and a director of the Company. CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term. CPSL financed its purchases of the equipment that it leases to others through either of two lines of credit. Amounts borrowed by CPSL under one of those two lines of credit have been guaranteed by the Company. As of December 31, 2004 both lines of credit have been paid. The Company has also financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit. The aggregate amount of advances made by the Company to CPSL as of December 31, 2004, is approximately $2.0 million. The advances related to operations bear interest at the rate of 8.5% per annum. The advances related to the fraction of the purchase price of leased equipment are not interest bearing.

EMPLOYEE INDEBTEDNESS. To assist certain officers in exercising stock options, the Company or a subsidiary lent to such officers the exercise price of options such officers exercised in May and July 2002. The loans are fully secured by common stock of the Company, bear interest at 5% per annum and are due in 2007. The chief executive officer (Mr. Bradley) and five officers other than executive officers borrowed money on those terms and still have a balance outstanding. The highest balances of the loans for the period January 1, 2002 through April 30, 2005, were $350,000 for Mr. Bradley and $27,375 for one non-executive officer. Pursuant to the Sarbanes-Oxley Act of 2002, Company has ceased providing any loans to its executive officers.

The agreements and transactions described above (other than those between the Company and LLCP) were entered into by the Company with parties who personally benefited from such transactions and who had a control or fiduciary relationship with the Company. In each case such agreements and transactions have been reviewed and approved by the members of the Company's Board of Directors who are disinterested with respect thereto.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant engaged to audit the Company's financial statements for the year ended December 31, 2003, and to review the Company's interim financial statements through September 30, 2004, was KPMG LLP ("KPMG"). The Company engaged McGladrey & Pullen, LLP ("McGladrey") as the principal accountant to audit the Company's financial statements for the year ended December 31, 2004. Information relating to the fees billed by those firms to the Company appears below.

AUDIT FEES

The aggregate fees billed by McGladrey for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004, and for the review of the financial statements included in the Company's quarterly report for the period ended September 30, 2004 on Form 10-Q, for that fiscal year were $300,000.

The aggregate fees billed by KPMG for professional services rendered for the review of the financial statements included in the Company's quarterly reports on Form 10-Q for the three-and nine-month periods ended September 30, 2004 were $122,400.

The aggregate fees billed by KPMG for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003, and for the review of the financial statements included in the Company's quarterly reports on Form 10-Q for that fiscal year were $360,200.

AUDIT-RELATED FEES

The aggregate fees billed by McGladrey for audit-related services were $80,000 for the fiscal year ended December 31, 2004. These professional services were rendered in conjunction with the Company's securitization and financing transactions, the audit of the MFN Financial Corporation's benefit plan.

The aggregate fees billed by KPMG for audit-related services were $137,260 for the fiscal year ended December 31, 2004. These professional services were rendered in conjunction with the Company's securitization and financing transactions.

The aggregate fees billed by KPMG for audit-related services were $295,621 for the fiscal year ended December 31, 2003. These professional services were rendered in conjunction with the Company's securitization and financing transactions, the audit of the Company's 401(k) Employee Savings Plan and the acquisition of TFC Enterprises, Inc.

TAX FEES

McGladrey has not rendered any professional tax services for the fiscal year ended December 31, 2004.

The aggregate fees billed in each of the last two fiscal years for tax services by KPMG were $383,655 related to the fiscal year ended December 31, 2004 and $1,533,622 related to the fiscal year ended December 31, 2003. The large increase in fees billed for tax services during the fiscal year ended December 31, 2003 was largely attributable to work undertaken by KPMG to recover certain state tax claims on behalf of the Company related to several tax years.

ALL OTHER FEES

No other fees were billed by McGladrey in the last fiscal year ended December 31, 2004.

The aggregate fees billed by KPMG for other services were $34,500 for the fiscal year ended December 31, 2004. These other professional services were rendered in conjunction with the Company's Registration Statement on Form S-8 and its Registration Statement on Form S-2 filed with the S.E.C. No other fees were billed by KPMG for the fiscal year ended December 31, 2003.

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization. The Audit Committee has delegated to its chairman the authority to approve performance of services on an interim basis.

In the course of its meetings, the Audit Committee has considered whether the provision of the non-audit fees outlined above is compatible with maintaining the independence of the respective audit firms, and has concluded that such independence is not impaired.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CONSUMER PORTFOLIO SERVICES, INC.
                                  (REGISTRANT)

May 2, 2005                       By: /s/ Charles E. Bradley, Jr.
                                      ------------------------------------------
                                      Charles E. Bradley, Jr., PRESIDENT