Form 10-Q
period 2005-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2005-05-16
CIK 889609

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER: 1-11416

                        CONSUMER PORTFOLIO SERVICES, INC.
                        ---------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          California                                            33-0459135
          ----------                                            ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

16355 Laguna Canyon Road, Irvine, California                       92618
--------------------------------------------                       -----
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

As of May 11, 2005 the registrant had 21,632,228 common shares outstanding.

================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of
            March 31, 2005 and December 31, 2004.............................  3

          Unaudited Condensed Consolidated Statements of Operations
            for the three-month periods ended March 31, 2005 and 2004 .......  4

          Unaudited Condensed Consolidated Statements of Cash Flows
            for the three-month periods ended March 31, 2005 and 2004........  5

          Notes to Unaudited Condensed Consolidated Financial Statements.....  6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 25

Item 4.   Controls and Procedures............................................ 25


                     PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................. 26

Item 2.   Registered Sales of Equity Securities and Use of Proceeds.......... 26

Item 6.   Exhibits and Reports on Form 8-K................................... 26

Signatures................................................................... 27

Certifications............................................................... 28

ITEM 1.  FINANCIAL STATEMENTS

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                           MARCH 31,     DECEMBER 31,
                                                             2005           2004
                                                           ---------      ---------
ASSETS
Cash                                                       $   9,730      $  14,366
Restricted cash                                              150,059        125,113
Finance receivables                                          666,586        592,806
Less: Allowance for finance credit losses                    (46,284)       (42,615)
                                                           ---------      ---------
Finance receivables, net                                     620,302        550,191

Servicing fees receivable                                      2,876          2,791
Residual interest in securitizations                          44,135         50,430
Furniture and equipment, net                                   1,412          1,567
Deferred financing costs                                       5,435          5,096
Accrued interest receivable                                    6,817          6,411
Other assets                                                   9,767         10,634
                                                           ---------      ---------
                                                           $ 850,533      $ 766,599
                                                           =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                      $  16,836      $  18,153
Warehouse lines of credit                                     50,535         34,279
Tax liabilities, net                                           2,823          2,978
Notes payable                                                    861          1,421
Residual interest financing                                   16,411         22,204
Securitization trust debt                                    619,430        542,815
Senior secured debt                                           59,829         59,829
Subordinated debt                                             14,000         15,000
                                                           ---------      ---------
                                                             780,725        696,679
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                       --             --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                      --             --
Common stock, no par value; authorized
   30,000,000 shares; 21,598,378 and 21,471,478
   shares issued and outstanding at March 31, 2005 and
   December 31, 2004, respectively                            66,521         66,283
Retained earnings                                              4,865          5,104
Accumulated other comprehensive loss                          (1,202)        (1,017)
Deferred compensation                                           (376)          (450)
                                                           ---------      ---------
                                                              69,808         69,920
                                                           ---------      ---------
                                                           $ 850,533      $ 766,599
                                                           =========      =========

   See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                   CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)



                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                         ------------------------------
                                                             2005              2004
                                                         ------------      ------------
REVENUES:
Interest income                                          $     36,172      $     20,423
Servicing fees                                                  2,265             3,324
Other income                                                    3,396             3,775
                                                         ------------      ------------
                                                               41,833            27,522
                                                         ------------      ------------

EXPENSES:
Employee costs                                                 10,450             9,653
General and administrative                                      5,138             3,966
Interest                                                       10,384             5,912
Provision for credit losses                                    12,312             6,750
Marketing                                                       2,799             1,533
Occupancy                                                         782               943
Depreciation and amortization                                     207               172
                                                         ------------      ------------
                                                               42,072            28,929
                                                         ------------      ------------
(Loss) before income tax benefit                                 (239)           (1,407)
Income tax benefit                                                 --                --
                                                         ------------      ------------
(Loss)                                                   $       (239)     $     (1,407)
                                                         ============      ============

(Loss) per share:
  Basic                                                  $      (0.01)     $      (0.07)
  Diluted                                                       (0.01)            (0.07)

Number of shares used in computing (loss) per share:
  Basic                                                        21,528            20,638
  Diluted                                                      21,528            20,638


   See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.


                            CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            ------------------------------
                                                                                2005              2004
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                               $       (239)     $     (1,407)
   Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
     Amortization of deferred acquisition fees                                    (2,614)           (1,022)
     Amortization of discount on Class B Notes                                       281                --
     Depreciation and amortization                                                   207               171
     Amortization of deferred financing costs                                        755               391
     Provision for credit losses                                                  12,312             6,750
     Deferred compensation                                                            56                 2
     Releases of cash from Trusts to Company                                       8,010             6,232
     Net deposits to Trusts to increase Credit Enhancement                        (3,234)             (635)
     Interest income on residual assets                                           (1,683)           (4,078)
     Cash received from residual interest in securitizations                       7,980            10,305
     Changes in assets and liabilities:
       Payments on restructuring accrual                                            (193)             (545)
       Restricted cash                                                           (29,720)           11,948
       Other assets                                                                  346               230
       Accounts payable and accrued expenses                                      (1,314)               40
       Tax liabilities, net                                                         (155)              961
                                                                            ------------      ------------
          Net cash provided by (used in) operating activities                     (9,205)           29,343

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of finance receivables held for investment                         (144,165)          (93,404)
   Proceeds received on finance receivables held for investment                   64,355            41,552
   Purchase of furniture and equipment                                               (22)             (394)
                                                                            ------------      ------------
          Net cash used in investing activities                                  (79,832)          (52,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of residual financing debt                                  --            44,000
   Proceeds from issuance of securitization trust debt                           135,924                --
   Net proceeds from warehouse lines of credit                                    16,256            42,267
   Repayment of residual interest financing debt                                  (5,793)           (1,842)
   Repayment of securitization trust debt                                        (59,590)          (33,935)
   Repayment of senior secured debt                                                   --           (15,137)
   Repayment of subordinated debt                                                 (1,000)               --
   Repayment of notes payable                                                       (560)             (665)
   Payment of financing costs                                                     (1,094)           (2,258)
   Exercise of options and warrants                                                  258               175
                                                                            ------------      ------------
          Net cash provided by (used in) financing activities                     84,401            32,605
                                                                            ------------      ------------
Increase (decrease) in cash                                                       (4,636)            9,702

Cash at beginning of period                                                       14,366            33,209
                                                                            ------------      ------------
Cash at end of period                                                       $      9,730      $     42,911
                                                                            ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                                            $      9,410      $      5,580
        Income taxes                                                        $        155      $        173

Supplemental disclosure of non-cash investing and financing activities:
      Stock-based compensation                                              $         56      $          2



             See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                                    5

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize primarily in purchasing, selling and servicing retail automobile installment sale contracts ("Contracts" or "finance receivables") originated by licensed motor vehicle dealers located throughout the United States ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers for borrowers with limited credit histories, low incomes or past credit problems ("Sub-Prime Customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not lend money directly to consumers. Rather, it purchases installment Contracts from Dealers based on its financing programs (the "CPS Programs").


BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

OTHER INCOME

Other Income consists primarily of recoveries on previously charged off MFN contracts. These Contracts were acquired in the MFN acquisition. No amounts were allocated for these assets acquired at the time of the acquisition. These recoveries totaled $1.6 million and $2.6 million for the periods ended March 31, 2005 and 2004, respectively. Other income also includes fees paid to the Company by Dealers for certain direct mail services the Company provides. Direct mail fees totaled $1.2 million and $761,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

STOCK BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, whereby stock options are recorded at intrinsic value equal to the excess of the share price over the exercise price at the date of grant. The Company provides the pro forma net (loss), pro forma earnings (loss) per share, and stock based compensation plan disclosure requirements set forth in SFAS No.
123. The Company accounts for repriced options as variable awards.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Compensation cost has been recognized for certain stock options in the Unaudited Condensed Consolidated Financial Statements in accordance with APB Opinion No.
25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           2005         2004
                                                        ----------   ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net (loss), as reported...............................  $    (239)   $  (1,407)
Stock-based employee compensation expense,
  fair value method, net of tax.......................       (200)        (186)
Previously recorded stock-based employee
  compensation expense, intrinsic value method,
  net of tax..........................................         32            1
                                                        ----------   ----------

Pro forma net (loss)..................................  $    (407)   $  (1,592)
                                                        ==========   ==========

Net (loss) per share
Basic, as reported....................................  $   (0.01)   $   (0.07)
Diluted, as reported..................................  $   (0.01)   $   (0.07)

Pro forma Basic.......................................  $   (0.02)   $   (0.08)
Pro forma Diluted.....................................  $   (0.02)   $   (0.08)

PURCHASES OF COMPANY STOCK

During the three-month periods ended March 31, 2005 and 2004, the Company did not purchase any shares of its common stock.

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

During 2005 the SEC amended the effective date of FAS 123(R) which will now require the Company to adopt the Statement beginning January 1, 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for (1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123.

The impact of this Statement on the Company in 2006 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented (in the table above) and in prior filings for the Company have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(2) FINANCE RECEIVABLES


                                                       MARCH 31,    DECEMBER 31,
                                                         2005          2004
                                                     ------------   ------------
Finance Receivables                                        (IN THOUSANDS)
  Automobile
    Simple Interest...............................   $   605,221    $   522,346
    Pre-compute, net of unearned interest.........        77,516         86,932
                                                     ------------   ------------

    Finance Receivables, net of unearned interest.       682,737        609,278
    Less: Unearned acquisition fees and discounts.       (16,151)       (16,472)
                                                     ------------   ------------
    Finance Receivables...........................   $   666,586    $   592,806
                                                     ============   ============

The following table presents the components of Finance Receivables, net of unearned interest:


                                                       MARCH 31,      MARCH 31,
                                                         2005           2004
                                                     ------------   ------------
                                                          (IN THOUSANDS)

Balance at beginning of period....................   $    42,615    $    35,889
Provision for credit losses.......................        12,312          6,750
Charge offs.......................................       (11,436)        (8,411)
Recoveries........................................         2,793          2,373
                                                     ------------   ------------
Balance at end of period..........................   $    46,284    $    36,601
                                                     ============   ============

The following table presents a summary of the activity for the allowance for credit losses for the three-month periods ended March 31, 2005 and 2004:


(3) RESIDUAL INTEREST IN SECURITIZATIONS

The residual interest in securitizations represents the discounted sum of expected future cash flows from securitization trusts. The following table presents the components of the residual interest in securitizations and are shown at their discounted amounts:

                                                       MARCH 31,    DECEMBER 31,
                                                         2005           2004
                                                     ------------   ------------
                                                          (IN THOUSANDS)

Cash, commercial paper, United States
  government securities and other qualifying
  investments (Spread Accounts)...................   $    16,733    $    17,776
Receivables from Trusts (NIRs)....................        10,839         12,483
Overcollateralization.............................        13,487         16,644
Investment in subordinated certificates...........         3,076          3,527
                                                     ------------   ------------

Residual interest in securitizations..............   $    44,135    $    50,430
                                                     ============   ============

              CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2005            2004
                                                                      ------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
Undiscounted estimated credit losses..............................    $    17,014    $     3,588
Managed portfolio held by non-consolidated subsidiaries...........        193,823        233,621
Undiscounted estimated credit losses as percentage of managed
  portfolio held by non-consolidated subsidiaries.................            8.8%          10.1%

The key economic assumptions used in measuring all residual interest in securitizations as of March 31, 2005 and December 31, 2004 are included in the table below. The pre-tax discount rate remained constant at 14%, except for certain cash flows from charged off receivables related to the Company's securitizations from 2001 to 2003 where the Company has used a discount rate of 25%.

                                                     MARCH 31,     DECEMBER 31,
                                                       2005           2004
                                                   -------------  -------------
Prepayment speed (Cumulative)..................    20.0% - 33.0%  20.0% - 30.5%
Net credit losses (Cumulative).................    12.9% - 20.4%  13.0% - 20.5%


(4) SECURITIZATION TRUST DEBT

The Company has completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on the Company's Unaudited Condensed Consolidated Balance Sheets as "Securitization Trust Debt," and the components of such debt are summarized in the following table:

                                                                                                          Weighted
                                           Final                          Outstanding    Outstanding       Average
                                         Scheduled                        Principal at  Principal at   Interest Rate at
                                          Payment          Initial         March 31,     December 31,     March 31,
    Series          Issue Date           Date (1)         Principal          2005           2004            2005
-------------------------------------------------------------------------------------- -------------- ----------------
MFN 2001-A            June 28, 2001       June 15, 2007    $   301,000    $     1,831     $    3,382            5.07%
TFC 2002-1           March 19, 2002     August 15, 2007         64,552          1,366          2,574            4.23%
TFC 2002-2          October 9, 2002      March 15, 2008         62,589          6,581          9,152            2.95%
TFC 2003-1             May 20, 2003    January 15, 2009         52,365         14,249         17,703            2.69%
CPS 2003-C       September 30, 2003      March 15, 2010         87,500         47,164         53,456            3.03%
CPS 2003-D        December 16, 2003    October 15, 2010         75,000         44,581         50,722            3.07%
CPS 2004-A              May 5, 2004    October 15, 2010         82,094         60,028         66,737            3.21%
PCR 2004-1            June 24, 2004      March 15, 2010         76,257         42,900         52,633            3.29%
CPS 2004-B           August 2, 2004   February 15, 2011         96,369         77,080         84,185            4.17%
CPS 2004-C       September 30, 2004      April 15, 2011        100,000         86,724         93,071            3.71%
CPS 2004-D        December 21, 2004   December 15, 2011        120,000        111,802        109,200            4.34%
CPS 2005-A           March 31, 2005    October 15, 2011        125,124        125,124            N/A            4.23%
                                                        ------------------------------ --------------
                                                           $ 1,242,850    $   619,430     $  542,815
                                                        ============================== ==============

(1) The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $184.1 Million in 2005, $182.6 Million in 2006, $116.8 Million in 2007, $76.5
Million in 2008, $45.2 Million in 2009, and $14.2 Million in 2010.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through wholly-owned bankruptcy remote subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal and interest payments are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. As a result of waivers and amendments to these covenants throughout 2004 and during the first quarter of 2005, the Company was in compliance with all such covenants as of March 31, 2005. Without the waivers and amendments obtained in the first quarter of 2005, the Company would have been in breach of covenants related to maintaining a minimum level of net worth as of March 31, 2005. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare default if a default were declared under a different facility.

The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of March 31, 2005, restricted cash under the various agreements totaled approximately $143.2 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(5) INTEREST INCOME

The following table presents the components of interest income:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
                                                            (IN THOUSANDS)
Interest on Finance Receivables.................          33,985         17,199
Residual interest income........................           1,683          2,744
Other interest income...........................             504            480
                                                     ------------   ------------
Net interest income.............................          36,172         20,423
                                                     ============   ============

(6) (LOSS) PER SHARE


Diluted (loss) per share for the three-month period ended March 31, 2005 and 2004 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted (loss) per share for the three-month period ended March 31, 2005 and 2004:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
                                                            (IN THOUSANDS)
Weighted average number of common shares
  outstanding during the period used to
  compute basic (loss) per share................          21,528        20,638

Incremental common shares attributable to
  exercise of outstanding options and warrants..              --            --

Incremental common shares attributable to
  convertible debt..............................              --             --
                                                     ------------   ------------

Weighted average number of common shares used
  to compute diluted (loss) per share...........          21,528         20,638
                                                     ============   ============

If the anti-dilutive effects of common stock equivalents were considered, additional shares included in the diluted (loss) per share calculation for the three-month period ended March 31, 2005 and March 31, 2004 would have included an additional 2.0 million and 1.7 million shares, respectively, attributable to the exercise of outstanding options and warrants. Similarly, additional shares included in the diluted (loss) per share calculation for the three-month period ended March 31, 2004 would have included an additional 1.1 million, attributable to the conversion of certain subordinated debt.

(7) INCOME TAXES

As of December 31, 2004, the Company had net deferred tax assets of $9.9 million, which included a valuation allowance of $43.9 million against gross deferred tax assets of $53.8 million. There were also offsetting gross deferred tax liabilities of $9.9 million. Tax liabilities, net, at March 31, 2005 and December 31, 2004 were $2.8 million and $3.0 million, respectively. The Company increased its valuation allowance by the income tax benefit for the period to result in no net income tax provision for the three-month period ended March 31, 2005. The Company has evaluated its deferred tax assets and believes that it is more likely than not that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(8) LEGAL PROCEEDINGS

The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.


(9) EMPLOYEE BENEFITS

The Company sponsors the MFN Financial Corporation Benefit Plan ("the Plan"). Plan benefits were frozen June 30, 2001. No contributions were paid during the three months ended March 31, 2005 and none are expected to be paid during the remainder of 2005. The table below sets forth the Plans net periodic benefit cost for the three months ended March 31, 2005 and the year ended December 31, 2004.

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         2005          2004
                                                     ------------   ------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost......................................   $        --    $        --
Interest Cost.....................................           211            205
Expected return on assets.........................          (292)          (260)
Amortization of transition (asset)/obligation.....            (9)            (9)
Amortization of prior service cost................            --             --
Recognized net actuarial loss.....................            12             17
                                                     ------------   ------------
   Net periodic benefit cost......................   $       (78)   $       (47)
                                                     ============   ============

(10) COMPREHENSIVE (LOSS)

The components of comprehensive (loss) are as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         2005           2004
                                                     ------------   ------------
COMPONENTS OF COMPREHENSIVE (LOSS)
Net (loss)........................................   $      (239)   $    (1,407)
Minimum pension liability, net of tax.............          (185)            --
                                                     ------------   ------------
   Net periodic benefit cost......................   $      (424)   $    (1,407)
                                                     ============   ============

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

CHANGE IN POLICY

In August 2003, the Company announced that it would structure its future securitization transactions related to Contracts purchased under the CPS Programs as secured financings for financial accounting purposes. Its seven subsequent term securitizations of finance receivables have been so structured. Prior to August 2003, the Company had structured its term securitization transactions related to the CPS Programs as sales for financial accounting purposes. In the MFN Merger and in the TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. As of March 31, 2005, the Company's Unaudited Condensed Consolidated Balance Sheet included net finance receivables of approximately $60.5 million and securitization trust debt of $24.0 million related to finance receivables acquired in the two mergers and the SeaWest Asset Acquisition, out of totals of net finance receivables of approximately $620.3 million and securitization trust debt of approximately $619.4 million.

CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of March 31, 2005 was approximately $926.3 million (this amount includes $40.5 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees and has no credit risk).

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

The Company has conducted seven term securitizations of Contracts originated under the CPS Programs structured as secured financings. In March 2004, the Company completed a securitization of its retained interest in eight securitization transactions previously sponsored by the Company and its affiliates, which was also structured as a secured financing. In addition, in June 2004, the Company completed a term securitization of Contracts purchased in the SeaWest Asset Acquisition and under the TFC Programs, which was structured as a secured financing. The Company's MFN and TFC subsidiaries completed term securitizations structured as secured financings prior to their becoming subsidiaries of the Company.

THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

REVENUES. During the three months ended March 31, 2005, revenues were $41.8 million, an increase of $14.3 million, or 52.0%, from the prior year period revenue of $27.5 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended March 31, 2005 increased $15.7 million, or 77.1%, to $36.2 million from $20.4 million in the prior year period. The primary reasons for the increase in interest income are the change in securitization structure implemented during the third quarter of 2003 as described above (an increase of $17.8 million) and the interest income earned on the portfolios of Contracts acquired in the SeaWest Asset Acquisition (an increase of $1.4 million). This increase was partially offset by the decline in the balance of the portfolio of Contracts acquired in the MFN Merger (resulting in a decrease of $1.1 million in interest income), a decline in the balance of the portfolio of Contracts acquired in the TFC Merger (resulting in a decrease of $1.3 million in interest income) and a decrease in residual interest income (a decrease of $1.1 million) as a result of the decline in the residual asset between the periods presented.

Servicing fees totaling $2.3 million in the three months ended March 31, 2005 decreased $1.1 million, or 31.9%, from $3.3 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. The decrease was partially offset by the servicing fees earned on the SeaWest Third Party Portfolio, which totaled $475,000 in the three months ended March 31, 2005, compared to zero in the same period a year earlier. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of March 31, 2005 and 2004, the Company's managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                                MARCH 31, 2005           MARCH 31, 2004
                                              --------------------   --------------------
                                              AMOUNT         %       AMOUNT         %
                                              --------------------   --------------------
Total Managed Portfolio                                      ($ IN MILLIONS)
Owned by Consolidated Subsidiaries.........   $   692.0      74.7%   $   367.6      49.8%
Owned by Non-Consolidated Subsidiaries.....       193.8      20.9%       370.7      50.2%
SeaWest Third Party Portfolio..............        40.5       4.4%          --       0.0%
                                              --------------------   --------------------

Total......................................   $   926.3     100.0%   $   738.3     100.0%
                                              ====================   ====================

At March 31, 2005, the Company was generating income and fees on a managed portfolio with an outstanding principal balance approximating $926.3 million (this amount includes $40.5 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees), compared to a managed portfolio with an outstanding principal balance approximating $738.3 million as of March 31, 2004. As the portfolios of Contracts acquired in the MFN Merger and the TFC Merger decrease, the portfolio of Contracts originated under the CPS Programs continues to expand. At March 31, 2005 and 2004, the managed portfolio composition was as follows:

                                                MARCH 31, 2005           MARCH 31, 2004
                                              --------------------   --------------------
                                              AMOUNT         %       AMOUNT         %
                                              --------------------   --------------------
ORIGINATING ENTITY                                            ($ IN MILLIONS)
CPS........................................   $   760.1      82.1%   $   572.1      77.5%
TFC........................................        83.5       9.0%       112.7      15.3%
MFN........................................        11.1       1.2%        53.5       7.2%
SeaWest....................................        31.1       3.4%          --       0.0%
SeaWest Third Party Portfolio..............        40.5       4.4%          --       0.0%
                                              --------------------   --------------------

Total......................................   $   926.3     100.0%   $   738.3     100.0%
                                              ====================   ====================

Other income decreased $378,000, or 10.0%, to $3.4 million in the three month period ended March 31, 2005 from $3.8 million during the same period a year earlier. The period over period decrease resulted primarily from decreases in recoveries on MFN Contracts ($951,000) and decreases revenue on certain leased property ($46,000), these decreases were somewhat offset by increased revenue on the Company's direct mail products ($476,000), increased sales tax refunds ($94,000) and an increase in fees generated from electronic check payments ($49,000).

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

Total operating expenses were $42.1 million for the three months ended March 31, 2005, compared to $28.9 million for the same period a year earlier, an increase of $13.1 million, or 45.4%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $5.6 million and $4.5 million, or 82.4% and 75.6% respectively. Both interest expense and provision for credit losses are directly impacted by the growth in the Company's portfolio of Contracts held by consolidated affiliates.

Employee costs increased to $10.5 million during the three months ended March 31, 2005, representing 24.5% of total operating expenses, from $9.7 million for the same period a year earlier, or 33.4% of total operating expenses. The slight increase is primarily the result of staff additions related to increased Contract purchases during the previous 12 months. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased $1.2 million, or 29.6% and represented 12.0% of total operating expenses in the three month period ending March 31, 2005, as compared to the prior year period when general and administrative expenses represented 13.7% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the three month period ended March 31, 2005 increased $4.5 million, or 75.6%, to $10.4 million, compared to $5.9 million in the same period of the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on the Company's Consolidated Balance Sheet. Such debt increased as a result of the change in securitization structure implemented beginning in July 2003 and the SeaWest Asset Acquisition in April 2004 (a combined increase of approximately $5.3 million), partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger and the TFC Merger (resulting in a decrease of approximately $773,000 in interest expense).

Marketing expenses increased by $1.3 million, or 82.6%, and represented 6.6% of total operating expenses. The increase is primarily due to the increase in Contracts purchased by the Company during the three months ended March 31, 2005 as compared to the prior year period.

Occupancy expenses decreased by $161,000, or 17.1%, and represented 1.9% of total operating expenses. The decrease is primarily due to the closure and sub-leasing during 2004 of certain facilities acquired in the MFN Merger and the TFC Merger.

Depreciation and amortization expenses increased by $35,000, or 20.3%, to $207,000 from $172,000.

CREDIT EXPERIENCE

The Company's financial results are dependent on the performance of the Contracts in which it retains an ownership interest. The table below documents the delinquency, repossession and net credit loss experience of all Contracts that the Company was servicing (excluding Contracts from the SeaWest Third Party Portfolio) as of the respective dates shown. Credit experience for CPS, MFN (since the date of the MFN Merger), TFC (since the date of the TFC Merger) and SeaWest (since the date of the SeaWest Asset Acquisition) is shown on a combined basis in the table below. The Company attributes the decrease in delinquencies from December 31, 2004 to March 31, 2005 to normal seasonality and to charge offs during the three-months ended March 31, 2005.

                                          DELINQUENCY EXPERIENCE (1)
                                      CPS, MFN, TFC and SeaWest Combined

                                                                 MARCH 31, 2005             DECEMBER 31, 2004
                                                            --------------------------  --------------------------
                                                              NUMBER OF                  NUMBER OF
                                                              CONTRACTS      AMOUNT      CONTRACTS       AMOUNT
                                                            ------------  ------------  ------------  ------------
DELINQUENCY EXPERIENCE                                        (Dollars in thousands)
Gross servicing portfolio (1)...........................         83,588   $   904,557        83,018   $   873,880
Period of delinquency (2)
   31-60 days...........................................          1,015         8,997         2,106        19,010
   61-90 days...........................................            577         4,610         1,069         8,051
   91+ days.............................................            762         4,908         1,176         7,758
                                                            ------------  ------------  ------------  ------------
Total delinquencies (2).................................          2,354        18,515         4,351        34,819
Amount in repossession (3)..............................          1,095        10,602         1,408        14,090
                                                            ------------  ------------  ------------  ------------
Total delinquencies and amount in repossession (2)......          3,449   $    29,117         5,759   $    48,909
                                                            ============  ============  ============  ============
Delinquencies as a percentage of gross servicing
  portfolio.............................................            2.8%          2.1%          5.2%          4.0%

Total delinquencies and amount in repossession as a
   percentage of gross servicing portfolio..............            4.1%          3.2%          6.9%          5.6%
------------------------------------

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

                          NET CHARGE-OFF EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED

                                                      MARCH 31,     DECEMBER 31,
                                                        2005            2004
                                                     ------------   ------------
                                                        (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding..........    $   870,875    $   796,436
Net charge-offs as a percentage of average
  servicing portfolio (2)........................            6.6%           7.8%
-------------------------

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each Contract, net of unearned income on pre-computed Contracts. The information in the table represents all Contracts serviced by the Company (excluding Contracts from the SeaWest Third Party Portfolio).
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off. March 31, 2005 percentage represents three-months ended March 31, 2005, annualized. December 31, 2004 represents twelve months ended December 31, 2004.

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

Net cash used in operating activities for the three-month period ended March 31, 2005 was $8.6 million compared to net cash provided by operating activities for the three-month period ended March 31, 2004 of $29.3 million. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts and cash received from residual interests in securitizations.

Net cash used in investing activities for the three-month periods ended March 31, 2005 and 2004 was $80.4 million and $52.2 million, respectively. Cash used in investing activities has generally related to purchases of Contracts.

Net cash provided by financing activities for the three months ended March 31, 2005 and 2004, was $84.4 million and $32.6 million respectively. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt.

Contracts are purchased from Dealers for a cash price generally approximating their principal amount, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under warehouse credit facilities. As of March 31, 2005 the Company had $225 million in warehouse credit capacity, in the form of a $125 million facility and a $100 million facility. The first facility provides funding for Contracts purchased under the TFC Programs while both warehouse facilities provide funding for Contracts purchased under the CPS Programs.

The $125 million warehouse facility is structured to allow the Company to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Warehouse Trust. This facility was established on March 7, 2002, in the maximum amount of $100 million. Such maximum amount was increased to $125 million in November 2002. Up to 76.5% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility bear interest at a rate of one-month commercial paper plus 1.50% per annum. This facility was renewed on April 12, 2005 and expires on April 11, 2006.

The $100 million warehouse facility is similarly structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by Page Funding LLC. Approximately 73.5% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 1.50% per annum. This facility was entered into on June 30, 2004. and expires on June 30, 2007. The lender has annual termination options at its sole discretion on each June 30, through 2007, at which time the agreement expires.

These facilities are independent of each other. With the two currently existing facilities, two different financial institutions purchase the notes issued by these facilities, and two different insurers insure the notes (each a "Note Insurer"). The lenders are the controlling party on each facility. Up through June 30, 2003, sales of Contracts to the special purpose subsidiaries ("SPS") related to two of the three then existing facilities had been treated as sales for financial accounting purposes. The Company, therefore, removed these securitized Contracts and related debt from its Unaudited Condensed Consolidated Balance Sheet and recognized a gain on sale in the Company's Unaudited Condensed Consolidated Statement of Operations. Indebtedness related to Contracts funded by the third facility, however, was retained on the Company's Unaudited Condensed Consolidated Balance Sheet and no gain on sale has ever been recognized in the Company's Unaudited Condensed Consolidated Statement of Operations. During July 2003, each of the first two facilities was amended, with the effect that subsequent use of such facilities is treated for financial accounting purposes as a borrowing secured by such receivables, rather than as a sale of receivables. The effects of that amendment are similar to those discussed above with respect to the change in securitization structure.

For the portfolio owned by consolidated subsidiaries, cash used to increase Credit Enhancement amounts to required levels for the three-month periods ended March 31, 2005 and 2004 was $3.2 million and $635,000, respectively. Cash released from Trusts and their related Spread Accounts to the Company for the three-month periods ended March 31, 2005 and 2004, was $8.0 million and $6.2 million, respectively. Changes in the amount of Credit Enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related. The Company did not make any initial deposits to Spread Accounts or fund initial overcollateralization related to term securitization transactions owned by non-consolidated subsidiaries during the three months ended March 31, 2005 or March 31, 2004.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, and increase Credit Enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases, the advance rate on the warehouse facilities, the required level of initial Credit Enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is limited in its ability to purchase Contracts by its available cash and the capacity of its warehouse facilities. As of March 31, 2005, the Company had unrestricted cash on hand of $9.7 million and available Contract purchase commitments financing from its warehouse credit facilities of $174.5 million, subject to collateral availability. The Company's plans to manage its need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. As a result of waivers and amendments to these covenants throughout 2004 and during the first quarter of 2005, the Company was in compliance with all such covenants as of March 31, 2005. Without the waivers and amendments obtained in the first quarter of 2005, the Company would have been in breach of covenants related to maintaining a minimum level of net worth as of March 31, 2005. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare default if a default were declared under a different facility.

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

CRITICAL ACCOUNTING POLICIES

(a) ALLOWANCE FOR FINANCE CREDIT LOSSES

In order to estimate an appropriate allowance for losses incurred on finance receivables held on the Company's Unaudited Condensed Consolidated Balance Sheet, the Company uses a loss allowance methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools. Using analytical and formula-driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for probable credit losses that can be reasonably estimated in its portfolio of finance receivable Contracts. Provision for losses is charged to the Company's Unaudited Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, the Company's level of provisioning and/or allowance may change as well.

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

As of March 31, 2005 and December 31, 2004 the line item "Residual interest in securitizations" on the Company's Unaudited Consolidated Balance Sheet represents the residual interests in certain term securitizations that were accounted for as sales. Warehouse securitizations accounted for as secured financings are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Unaudited Condensed Consolidated Balance Sheet, and the term securitizations accounted for as secured financings are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

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

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 20.1% to 33.0% cumulatively over the lives of the related Contracts, that charge-offs as a percentage of original balances will approximate 17.1% to 26.3% cumulatively over the lives of the related Contracts, with recovery rates approximating 3.1% to 5.9% of original principal balances. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.

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

DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the three- and nine-month periods ended March 31, 2005, no Dealer accounted for as much as 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company is subject to interest rate risk during the period between when Contracts are purchased from Dealers and when such Contracts become part of a term securitization. Specifically, the interest rates on the warehouse facilities are adjustable while the interest rates on the Contracts are fixed. Historically, the Company's term securitization facilities have had fixed rates of interest. To mitigate some of this risk, the Company has in the past, and intends to continue to, structure certain of its securitization transactions to include pre-funding structures, whereby the amount of Notes issued exceeds the amount of Contracts inititally sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until the Company sells the additional Contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, the Company locks in the borrowing costs with respect to the Contracts it subsequently delivers to the Trust. However, the Company incurs an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of Contracts and the interest rate paid on the Notes outstanding, the amount as to which there can be no assurance.

There have been no material changes in market risks since December 31, 2004.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information provided under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, is incorporated herein by reference. In addition, the reader should be aware of the following:

The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.


ITEM 2. REGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2005, the Company did not purchase any shares of its common stock.


ITEM 6. EXHIBITS

(a) The following exhibits are filed with this report:

         10.1 Second Amended and Restated Sale and Servicing Agreement dated April 13, 2005 by and among CPS Warehouse Trust (CPSWT), CPS, Wells Fargo Bank, National Association (WFBNA) and WestLB AG (WLBAG) (filed as Exhibit 10.29 to the registrant's registration statement on Form S-2, file no. 333-121913, and incorporated herein by reference)

         10.2     Second Amended and Restated Annex A to Agreement filed as
                  Exhibit 10.1 (filed as Exhibit 10.30 to the registrant's registration statement on Form S-2, file no. 333-121913, and incorporated herein by reference)

         10.3 Second Amended and Restated Indenture dated as of April 13, 2005 by and among CPSWT, WLBAG and WFBNA (filed as Exhibit
                  10.31 to the registrant's registration statement on Form S-2, file no. 333-121913, and incorporated herein by reference)

         10.4 Second Amended and Restated Note Purchase Agreement dated April 13, 2005 by and among CPSWT, CPS, Paradigm Funding LLC and WLBAG (filed as Exhibit 10.33 to the registrant's registration statement on Form S-2, file no. 333-121913, and incorporated herein by reference)

         31.1 Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.

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


Date: May 13, 2005


                               /s/ CHARLES E. BRADLEY, JR.
                               --------------------------------------
                               Charles E. Bradley, Jr.
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER
                               (Principal Executive Officer)


Date: May 16, 2005


                               /s/ ROBERT E. RIEDL
                               -------------------------------------------------
                               Robert E. Riedl
                               SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial Officer)