Form 10-Q
period 2005-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2005-08-09
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of July 29, 2005 the registrant had 21,635,228 common shares outstanding.
================================================================================

                             CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                             INDEX TO FORM 10-Q
                                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


                                                                                                        PAGE
                                                                                                        ----

                                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004.......3

          Unaudited Condensed Consolidated Statements of Operations for the six-month periods ended
          June 30, 2005 and 2004 .........................................................................4

          Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended
          June 30, 2005 and 2004..........................................................................5

          Notes to Unaudited Condensed Consolidated Financial Statements..................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....................................27

Item 4.   Controls and Procedures........................................................................27


                                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................................28

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....................................28

Item 4.   Submission of Matters to a Vote of Security Holders............................................29

Item 6.   Exhibits and Reports on Form 8-K...............................................................29

Signatures...............................................................................................30

Certifications...........................................................................................31


                                                     2

ITEM 1.  FINANCIAL STATEMENTS

                     CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                      UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                            JUNE 30,          DECEMBER 31,
                                                              2005               2004
                                                          -------------      -------------
ASSETS
Cash                                                      $      15,671      $      14,366
Restricted cash                                                 139,630            125,113

Finance receivables                                             747,150            592,806
Less: Allowance for finance credit losses                       (53,303)           (42,615)
                                                          -------------      -------------
Finance receivables, net                                        693,847            550,191

Servicing fees receivable                                         2,905              2,791
Residual interest in securitizations                             38,053             50,430
Furniture and equipment, net                                      1,278              1,567
Deferred financing costs                                          5,824              5,096
Accrued interest receivable                                       7,909              6,411
Other assets                                                      8,324             10,634
                                                          -------------      -------------
                                                          $     913,441      $     766,599
                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                     $      16,815      $      18,153
Warehouse lines of credit                                        45,315             34,279
Tax liabilities, net                                              1,796              2,978
Notes payable                                                       308              1,421
Residual interest financing                                      12,031             22,204
Securitization trust debt                                       692,020            542,815
Senior secured debt                                              59,829             59,829
Subordinated renewable notes                                        957                 --
Subordinated debt                                                14,000             15,000
                                                          -------------      -------------
                                                                843,071            696,679
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                          --                 --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                         --                 --
Common stock, no par value; authorized
   30,000,000 shares; 21,625,478 and 21,471,478
   shares issued and outstanding at June 30, 2005 and
   December 31, 2004, respectively                               66,483             66,283
Retained earnings                                                 5,410              5,104
Accumulated other comprehensive loss                             (1,202)            (1,017)
Deferred compensation                                              (321)              (450)
                                                          -------------      -------------
                                                                 70,370             69,920

                                                          -------------      -------------
                                                          $     913,441      $     766,599
                                                          =============      =============


      SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                             3

                           CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                      ---------------------      ---------------------
                                                        2005         2004          2005         2004
                                                      --------     --------      --------     --------
REVENUES:
Interest income                                       $ 40,522     $ 25,722        76,694       46,145
Servicing fees                                           1,795        3,507         4,060        6,831
Other income                                             5,459        3,458         8,856        7,233
                                                      --------     --------      --------     --------
                                                        47,776       32,687        89,610       60,209
                                                      --------     --------      --------     --------

EXPENSES:
Employee costs                                           9,701        9,794        20,151       19,447
General and administrative                               6,627        6,466        11,766       10,433
Interest                                                11,948        7,500        22,332       13,412
Provision for credit losses                             15,224        6,300        27,536       13,050
Marketing                                                2,679        1,784         5,479        3,317
Occupancy                                                  850          808         1,632        1,751
Depreciation and amortization                              202          209           408          380
                                                      --------     --------      --------     --------
                                                        47,231       32,861        89,304       61,790
                                                      --------     --------      --------     --------
Income (loss) before income tax expense (benefit)          545         (174)          306       (1,581)
Income tax expense (benefit)                                --           --            --           --
                                                      --------     --------      --------     --------
Net income (loss)                                     $    545     $   (174)     $    306     $ (1,581)
                                                      ========     ========      ========     ========

Earnings (loss) per share:
  Basic                                               $   0.03     $  (0.01)     $   0.01     $  (0.08)
  Diluted                                                 0.02        (0.01)         0.01        (0.08)

Number of shares used in computing
 earnings (loss) per share:
  Basic                                                 21,623       21,016        21,576       20,827
  Diluted                                               23,399       21,016        23,451       20,827


            SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                   4

                           CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (IN THOUSANDS)


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  ------------------------
                                                                                    2005           2004
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $     306      $  (1,581)
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
     Amortization of deferred acquisition fees                                       (5,415)        (2,212)
     Amortization of discount on Class B Notes                                          681
     Depreciation and amortization                                                      408            380
     Amortization of deferred financing costs                                         1,669          1,206
     Provision for credit losses                                                     27,536         13,050
     Deferred compensation                                                               92            148
     Releases of cash from Trusts to Company                                         13,566         12,140
     Net deposits to Trusts to increase Credit Enhancement                           (5,923)        (1,344)
     Interest income on residual assets                                              (3,160)        (4,634)
     Cash received from residual interest in securitizations                         15,537         16,775
     Impairment charge against non-auto finance receivable assets                     1,882
     Changes in assets and liabilities:
       Payments on restructuring accrual                                               (716)          (850)
       Restricted cash                                                              (22,159)        (2,772)
       Other assets                                                                  (1,243)         2,705
       Accounts payable and accrued expenses                                           (809)           168
       Tax liabilities, net                                                          (1,182)           315
                                                                                  ---------      ---------
          Net cash provided by operating activities                                  21,070         33,494

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of finance receivables held for investment                            (298,095)      (255,422)
   Proceeds received on finance receivables held for investment                     132,317         87,287
   Purchase of furniture and equipment                                                  (60)          (758)
                                                                                  ---------      ---------
          Net cash used in investing activities                                    (165,838)      (168,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of residual financing debt                                                44,000
   Proceeds from issuance of securitization trust debt                              262,743        160,728
   Proceeds from issuance of senior secured debt                                        957         25,000
   Net proceeds from warehouse lines of credit                                       11,036         23,405
   Repayment of residual interest financing debt                                    (10,172)       (10,201)
   Repayment of securitization trust debt                                          (114,219)       (68,788)
   Repayment of senior secured debt                                                                (15,136)
   Repayment of subordinated debt                                                    (1,000)       (20,000)
   Repayment of notes payable                                                        (1,113)        (1,253)
   Repayment of related party debt                                                                 (16,500)
   Payment of financing costs                                                        (2,397)        (4,120)
   Repurchase of common stock                                                          (127)           (25)
   Exercise of options and warrants                                                     365            372
                                                                                  ---------      ---------
          Net cash provided by financing activities                                 146,073        117,482

                                                                                  ---------      ---------
Increase (decrease) in cash                                                           1,305        (17,917)

Cash at beginning of period                                                          14,366         33,209
                                                                                  ---------      ---------
Cash at end of period                                                             $  15,671      $  15,292
                                                                                  =========      =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                                                  $  20,878      $  12,425
        Income taxes                                                              $   1,182      $     831


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

BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the six-month period ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

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

OTHER INCOME

Other Income consists primarily of recoveries on previously charged off MFN contracts, fees paid to the Company by Dealers for certain direct mail services the Company provides, and proceeds from sales of deficiency balances to independent third parties.

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


                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                               --------------------      ----------------------
                                                 2005         2004         2005         2004
                                               -------      -------      -------      ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income (loss), as reported ..............  $   545    $    (174)     $   306      $  (1,581)
Stock-based employee compensation expense,
  fair value method, net of tax .............     (379)        (209)        (579)          (396)
Previously recorded stock-based employee
  compensation expense, intrinsic
  value method, net of tax ..................       22           85           54             86
                                               -------      -------      -------      ---------
Pro forma net income (loss)..................  $   188    $    (298)   $    (219)     $  (1,891)
                                               =======      =======      =======      =========

Net income (loss) per share
Basic, as reported ..........................  $  0.03    $   (0.01)   $    0.01      $   (0.08)
Diluted, as reported ........................  $  0.02    $   (0.01)   $    0.01      $   (0.08)

Pro forma Basic .............................  $  0.01    $   (0.01)   $   (0.01)     $   (0.09)
Pro forma Diluted ...........................  $  0.01    $   (0.01)   $   (0.01)     $   (0.09)


PURCHASES OF COMPANY STOCK

During the six-month periods ended June 30, 2005 and 2004, the Company purchased 29,950 and 6,738 shares, respectively, of its common stock at an average price of $4.25 and $3.75, respectively.

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

(2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees:


                                                           JUNE 30,     DECEMBER 31,
                                                            2005            2004
                                                         ------------  -------------
Finance Receivables                                             (IN THOUSANDS)
  Automobile
    Simple Interest .................................    $    693,922  $     522,346
    Pre-compute, net of unearned interest ...........          70,012         86,932
                                                         ------------  -------------

    Finance Receivables, net of unearned interest ...         763,934        609,278
    Less: Unearned acquisition fees and discounts ...         (16,784)       (16,472)
                                                         ------------  -------------
    Finance Receivables .............................    $    747,150  $     592,806
                                                         ============  =============


The following table presents a summary of the activity for the allowance for credit losses for the six-month periods ended June 30, 2005 and 2004:


                                                     JUNE 30,          JUNE 30,
                                                       2005              2004
                                                     --------          --------
                                                           (IN THOUSANDS)

Balance at beginning of period ..................    $ 42,615          $ 35,889
Provision for credit losses .....................      26,654            13,050
Charge offs .....................................     (21,549)          (14,866)
Recoveries ......................................       5,583             4,658
                                                     --------          --------
Balance at end of period ........................    $ 53,303          $ 38,731
                                                     ========          ========


(3) RESIDUAL INTEREST IN SECURITIZATIONS

The residual interest in securitizations represents the discounted sum of expected future cash flows from securitization trusts. The following table presents the components of the residual interest in securitizations and are shown at their discounted amounts:

                                                                            JUNE 30,            DECEMBER 31,
                                                                              2005                  2004
                                                                         ---------------      ---------------
                                                                                    (IN THOUSANDS)

Cash, commercial paper, United States government securities
and other qualifying investments (Spread Accounts) .................     $        16,851      $        17,776
Receivables from Trusts (NIRs) .....................................               7,415               12,483
Overcollateralization ..............................................              11,222               16,644
Investment in subordinated certificates ............................               2,565                3,527
                                                                         ---------------      ---------------

Residual interest in securitizations ...............................     $        38,053      $        50,430
                                                                         ===============      ===============



                                                   8

The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

                                                                            JUNE 30,            DECEMBER 31,
                                                                              2005                  2004
                                                                         ---------------      ---------------
                                                                                (DOLLARS IN THOUSANDS)

Undiscounted estimated credit losses ...............................     $        12,153      $        23,588
Managed portfolio held by non-consolidated subsidiaries ............             162,302              233,621
Undiscounted estimated credit losses as percentage of managed
portfolio held by non-consolidated subsidiaries ....................                 7.5%                10.1%


The key economic assumptions used in measuring all residual interest in securitizations as of June 30, 2005 and December 31, 2004 are included in the table below. The pre-tax discount rate remained constant from previous periods at 14%, except for certain cash flows from charged off receivables related to the Company's securitizations from 2001 to 2003 where the Company has used a discount rate of 25%, which is also consistent with previous periods.


                                                  JUNE 30,         DECEMBER 31,
                                                    2005              2004
                                              ---------------    ---------------

Prepayment speed (Cumulative) ............     20.2% - 36.8%      20.0% - 30.5%
Net credit losses (Cumulative) ...........     12.1% - 20.2%      13.0% - 20.5%


(4) SECURITIZATION TRUST DEBT

The Company has completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on the Company's Unaudited Condensed
Consolidated Balance Sheets as "Securitization Trust Debt," and the components of such debt are summarized in the following table:


                                                                                                           WEIGHTED
                                            FINAL                         OUTSTANDING    OUTSTANDING        AVERAGE
                                          SCHEDULED                       PRINCIPAL AT   PRINCIPAL AT   INTEREST RATE AT
                                           PAYMENT           INITIAL        JUNE 30,     DECEMBER 31,      JUNE 30,
    SERIES           ISSUE DATE           DATE (1)          PRINCIPAL        2005           2004             2005
--------------------------------------------------------- -------------- --------------- -------------- ----------------

MFN 2001-A             June 28, 2001       June 15, 2007  $     301,000  $          980  $       3,382            5.07%
TFC 2002-1            March 19, 2002     August 15, 2007         64,552             614          2,574            4.23%
TFC 2002-2           October 9, 2002      March 15, 2008         62,589           4,575          9,152            2.95%
TFC 2003-1              May 20, 2003    January 15, 2009         52,365          11,068         17,703            2.69%
CPS 2003-C        September 30, 2003      March 15, 2010         87,500          41,183         53,456            3.24%
CPS 2003-D         December 16, 2003    October 15, 2010         75,000          38,984         50,722            3.24%
CPS 2004-A               May 5, 2004    October 15, 2010         82,094          52,716         66,737            3.42%
PCR 2004-1             June 24, 2004      March 15, 2010         76,257          34,957         52,633            3.32%
CPS 2004-B            August 2, 2004   February 15, 2011         96,369          68,274         84,185            4.17%
CPS 2004-C        September 30, 2004      April 15, 2011        100,000          78,957         93,071            3.76%
CPS 2004-D         December 21, 2004   December 15, 2011        120,000         102,011        109,200            4.44%
CPS 2005-A            March 31, 2005    October 15, 2011        125,124         127,076            N/A            5.06%
CPS 2005-B             June 29, 2005   February 15, 2012        130,625         130,625            N/A            4.44%

                                                          -------------- --------------- --------------
                                                          $   1,373,475  $      692,020  $     542,815
                                                          ============== =============== ==============


                                                    9

(1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $132.0 MILLION IN 2005, $240.2 MILLION IN 2006, $137.0 MILLION IN 2007, $92.1
MILLION IN 2008, $64.8 MILLION IN 2009, AND $25.9 MILLION IN 2010.


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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. As of June 30, 2005, the Company was in compliance with all such covenants.

The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of June 30, 2005, restricted cash under the various agreements totaled approximately $133.0 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized using a level yield. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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


(5) INTEREST INCOME

The following table presents the components of interest income:


                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,                      JUNE 30,
                                          -------------------------     -------------------------
                                             2005           2004           2005           2004
                                          ----------     ----------     ----------     ----------
                                                              (IN THOUSANDS)
Interest on Finance Receivables .....         38,439         23,511         72,424         40,710
Residual interest income ............          1,477          1,890          3,160          4,634
Other interest income ...............            606            321          1,110            801
                                          ----------     ----------     ----------     ----------

Net interest income .................         40,522         25,722         76,694         46,145
                                          ==========     ==========     ==========     ==========


                                                 10

(6) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share for the three-month and six-month periods ended June 30, 2005 and 2004 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2005 and 2004:


                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                        -------------------------     -------------------------
                                                                           2005           2004           2005           2004
                                                                        ----------     ----------     ----------     ----------
                                                                                            (IN THOUSANDS)
Weighted average number of common shares outstanding during
   the period used to compute basic earnings (loss) per share .....         21,623         21,016         21,576         20,827

Incremental common shares attributable to exercise of .............          1,776             --          1,875             --
   outstanding options and warrants

Incremental common shares attributable to convertible debt ........             --             --             --             --
                                                                        ----------     ----------     ----------     ----------

Weighted average number of common shares used to compute
   diluted earnings (loss) per share ..............................         23,399         21,016         23,451         20,827
                                                                        ==========     ==========     ==========     ==========

If the anti-dilutive effects of common stock equivalents were considered, additional shares included in the diluted earnings (loss) per share calculation for the three-month and six-month periods ended June 30, 2004 would have included an additional 973,000 and 780,000 shares, respectively, attributable to the conversion of certain subordinated debt and 1.8 million shares attributable to the exercise of outstanding options and warrants. No such anti-dilution existed for the three-month and six-month periods ended June 30, 2005.

(7) INCOME TAXES

As of December 31, 2004, the Company had net deferred tax assets of $9.9 million, which included a valuation allowance of $43.9 million against gross deferred tax assets of $53.8 million. There were also offsetting gross deferred tax liabilities of $9.9 million. Tax liabilities, net, at June 30, 2005 and December 31, 2004 were $1.8 million and $3.0 million, respectively. The Company decreased its valuation allowance by the income tax expense for the period to result in no net income tax provision for the three-month and six-month period ended June 30, 2005. The Company has evaluated its deferred tax assets and believes that it is more likely than not that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income.

(8) LEGAL PROCEEDINGS

The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.

(9) EMPLOYEE BENEFITS

The Company sponsors the MFN Financial Corporation Benefit Plan ("the Plan"). Plan benefits were frozen June 30, 2001. The table below sets forth the Plans net periodic benefit cost for the six months ended June 30, 2005 and 2004.

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                        ------------------------      ------------------------
                                                           2005           2004           2005           2004
                                                        ---------      ---------      ---------      ---------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ......................................     $      --      $      --      $      --      $      --
Interest Cost .....................................           209            206            420            411
Expected return on assets .........................          (260)          (260)          (552)          (520)
Amortization of transition (asset)/obligation .....            (8)            (9)           (17)           (18)
Amortization of prior service cost ................            --             --             --             --
Recognized net actuarial loss .....................            42             17             54             34
                                                        ---------      ---------      ---------      ---------
   Net periodic benefit ...........................     $     (17)     $     (46)     $     (95)     $     (93)
                                                        =========      =========      =========      =========

(10) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:


                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                                ---------------------------      ----------------------------
                                                   2005             2004            2005             2004
                                                -----------     -----------      -----------      -----------

Net income (loss) .........................     $       545     $      (174)     $       306      $    (1,581)
Minimum pension liability, net of tax .....              --              --             (185)              --
                                                -----------     -----------      -----------      -----------
   Comprehensive income (loss) ............     $       545     $      (174)     $       121      $    (1,581)
                                                ===========     ===========      ===========      ===========


                                                         12

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

When structured as a sale, the subsidiary is not consolidated with the Company. Accordingly, the securitization removes the sold Contracts from the Company's Unaudited Condensed Consolidated Balance Sheet, the asset-backed securities (debt of the non-consolidated subsidiary) do not appear as debt of the Company, and the Company shows as an asset a retained residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects to receive from these transactions which includes the excess of future collections on the Contracts over principal and interest due on the asset-backed securities. The residual interest appears on the Company's balance sheet as "Residual interest in securitizations," and the determination of its value is dependent on estimates of the future performance of the sold Contracts.

CHANGE IN POLICY

In August 2003, the Company announced that it would structure its future securitization transactions related to Contracts purchased under the CPS Programs as secured financings for financial accounting purposes. Its subsequent term securitizations of finance receivables have been so structured. Prior to August 2003, the Company had structured its term securitization transactions related to the CPS Programs as sales for financial accounting purposes. In the MFN Merger and in the TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. As of June 30, 2005, the Company's Unaudited Condensed Consolidated Balance Sheet included net finance receivables of approximately $46.2 million and securitization trust debt of $17.2 million related to finance receivables acquired in the two mergers and the SeaWest Asset Acquisition, out of totals of net finance receivables of approximately $693.8 million and securitization trust debt of approximately $692.0 million.

CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of June 30, 2005 was approximately $966.2 million (this amount includes $31.3 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees and has no credit risk).

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

The change in the securitization structure became effective in the third quarter of 2003. In each quarterly period subsequent to the third quarter of 2003, the Company's results have been more impacted by receivables owned by consolidated subsidiaries, and less impacted by receivables in non-consolidated subsidiaries. >From June 30, 2004 to June 30, 2005, receivables owned by non-consolidated subsidiaries decreased from 35.9% to 16.8% of the Company's Total Managed Portfolio. During that same period, receivables owned by consolidated subsidiaries increased from 54.6% to 80.0% of the Company's Total Managed Portfolio. Ultimately, receivables in non-consolidated subsidiaries will have no material effect on the Company's results of operations.

The Company has conducted several term securitizations of Contracts originated under the CPS Programs structured as secured financings. In March 2004, the Company completed a securitization of its retained interest in securitization transactions previously sponsored by the Company and its affiliates, which was also structured as a secured financing. In addition, in June 2004, the Company completed a term securitization of Contracts purchased in the SeaWest Asset Acquisition and under the TFC Programs, which was structured as a secured financing. The Company's MFN and TFC subsidiaries completed term securitizations structured as secured financings prior to their becoming subsidiaries of the Company.

THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

REVENUES. During the three months ended June 30, 2005, revenues were $47.8 million, an increase of $15.1 million, or 46.2%, from the prior year period revenue of $32.7 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended June 30, 2005 increased $14.8 million, or 57.5%, to $40.5 million from $25.7 million in the prior year period. The primary reason for the increase in interest income is the change in securitization structure implemented during the third quarter of 2003 as described above (an increase of $18.4 million). This increase was partially offset by the decline in the balance of the portfolios of Contracts acquired in the SeaWest Asset Acquisition (a decrease of $2.3 million), a decline in the balance of the portfolio of Contracts acquired in the MFN Merger (resulting in a decrease of $853,000 in interest income), a decline in the balance of the portfolio of Contracts acquired in the TFC Merger (resulting in a decrease of $79,000 in interest income) and a decrease in residual interest income (a decrease of $414,000) as a result of the decline in the residual interest in securitizations between the periods presented.

Servicing fees totaling $1.8 million in the three months ended June 30, 2005 decreased $1.7 million, or 48.8%, from $3.5 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of June 30, 2005 and 2004, the Company's managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                                    JUNE 30, 2005         JUNE 30, 2004
                                                 -------------------   -------------------
                                                  AMOUNT         %      AMOUNT         %
                                                 --------     ------   --------     ------
Total Managed Portfolio                                      ($ IN MILLIONS)
Owned by Consolidated Subsidiaries ........      $  772.6      80.0%   $  492.0      54.6%
Owned by Non-Consolidated Subsidiaries ....         162.3      16.8%      323.0      35.9%
SeaWest Third Party Portfolio .............          31.3       3.2%       85.3       9.5%
                                                 --------     ------   --------     ------

Total .....................................      $  966.2     100.0%   $  900.3     100.0%
                                                 ========     ======   ========     ======

At June 30, 2005, the Company was generating income and fees on a managed portfolio with an outstanding principal balance approximating $966.2 million (this amount includes $31.3 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees), compared to a managed portfolio with an outstanding principal balance approximating $900.3 million as of June 30, 2004. As the portfolios of Contracts acquired in the MFN Merger, the TFC Merger and the SeaWest Asset Acquisition decrease, the portfolio of Contracts originated under the CPS Programs continues to expand. At June 30, 2005 and 2004, the managed portfolio composition was as follows:


                                           JUNE 30, 2005         JUNE 30, 2004
                                        -------------------   ------------------
                                         AMOUNT         %      AMOUNT       %
                                        --------     ------   --------    ------
ORIGINATING ENTITY                                   ($ IN MILLIONS)
CPS ...............................     $  824.4      85.3%   $  614.8     68.3%
TFC ...............................         78.6       8.1%      101.1     11.2%
MFN ...............................          7.0       0.7%       38.7      4.3%
SeaWest ...........................         24.9       2.6%       60.4      6.7%
SeaWest Third Party Portfolio .....         31.3       3.2%       85.3      9.5%
                                        --------     ------   --------    ------

Total .............................     $  966.2     100.0%   $  900.3    100.0%
                                        ========     ======   ========    ======


Other income increased $2.0 million, or 57.9%, to $5.5 million in the three-month period ended June 30, 2005 from $3.5 million during the same period a year earlier. The period over period increase resulted primarily from the sale of certain receivables that consisted primarily of charged off receivables acquired in the MFN Merger, the TFC Merger and the SeaWest Asset Acquisition ($2.4 million), increased revenue on the Company's direct mail products ($295,000), and fees generated from electronic check payments ($30,000). This increase was offset in part by decreases in recoveries on MFN Contracts ($696,000) and decreases in revenue on certain leased property ($42,000).

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

Total operating expenses were $47.2 million for the three months ended June 30, 2005, compared to $32.9 million for the same period a year earlier, an increase of $14.4 million, or 43.7%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $8.9 million and $4.5 million, or 141.7% and 59.3% respectively. Both interest expense and provision for credit losses are directly impacted by the growth in the Company's portfolio of Contracts held by consolidated affiliates.

Employee costs decreased slightly to $9.7 million during the three months ended June 30, 2005, representing 20.5 % of total operating expenses, from $9.8 million for the same period a year earlier, or 29.8% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased slightly by $161,000, or 2.5% and represented 14.0% of total operating expenses in the three-month period ending June 30, 2005, as compared to the prior year period when general and administrative expenses represented 19.7% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense. During the three-month period ended June 30, 2005 the Company recognized what management believes will be a one-time, non-cash impairment charge of $1.9 million against certain non-auto finance receivable assets.

Interest expense for the three month period ended June 30, 2005 increased $4.5 million, or 59.3%, to $11.9 million, compared to $7.5 million in the same period of the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on the Company's Consolidated Balance Sheet. Such debt increased as a result of the change in securitization structure implemented beginning in July 2003 (an increase of approximately $4.9 million), partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger and the TFC Merger (resulting in a decrease of approximately $469,000 in interest expense).

Marketing expenses increased by $895,000, or 50.2%, and represented 5.7% of total operating expenses. The increase is primarily due to the increase in Contracts purchased by the Company during the three months ended June 30, 2005 as compared to the prior year period.

Occupancy expenses increased by $43,000, or 5.3%, and represented 1.9% of total operating expenses.

Depreciation and amortization expenses decreased by $7,000, or 3.3%, to $202,000 from $209,000.


THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE, 2004

REVENUES. During the six months ended June 30, 2005, revenues were $89.6 million, an increase of $29.4 million, or 48.8%, from the prior year period revenue of $60.2 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the six months ended June 30, 2005 increased $30.5 million, or 66.2%, to $76.7 million from $46.1 million in the prior year period. The primary reason for the increase in interest income is the change in securitization structure implemented during the third quarter of 2003 as described above (an increase of $36.4 million). This increase was partially offset by the decline in the balance of the portfolios of Contracts acquired in the SeaWest Asset Acquisition (a decrease of $886,000), a decline in the balance of the portfolio of Contracts acquired in the MFN Merger (resulting in a decrease of $2.2 million in interest income), a decline in the balance of the portfolio of Contracts acquired in the TFC Merger (resulting in a decrease of $1.3 million in interest income) and a decrease in residual interest income (a decrease of $1.5 million) as a result of the decline in the residual interest in securitizations between the periods presented.

Servicing fees totaling $4.1 million in the six months ended June 30, 2005 decreased $2.8 million, or 40.6%, from $6.8 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately.

Other income increased $1.6 million, or 22.4%, to $8.9 million in the six-month period ended June 30, 2005 from $7.2 million during the same period a year earlier. The period over period increase resulted primarily from the sale of certain receivables that consisted primarily of charged off receivables acquired in the MFN Merger, the TFC Merger and the SeaWest Asset Acquisition ($2.4 million), increased revenue on the Company's direct mail products ($771,000), and fees generated from electronic check payments ($79,000). This increase was offset in part by decreases in recoveries on MFN Contracts ($1.6 million) and decreases revenue on certain leased property ($87,000).

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

Total operating expenses were $89.3 million for the six months ended June 30, 2005, compared to $61.8 million for the same period a year earlier, an increase of $27.5 million, or 44.5%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $14.5 million and $8.9 million, or 111.0% and 66.5% respectively. Both interest expense and provision for credit losses are directly impacted by the growth in the Company's portfolio of Contracts held by consolidated affiliates.

Employee costs increased by $704,000, or 3.6%, to $20.2 million during the six months ended June 30, 2005, representing 22.6% of total operating expenses, from $19.4 million for the same period a year earlier, or 31.5% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased $1.3 million, or 12.8% and represented 13.2% of total operating expenses in the six month period ending June 30, 2005, as compared to the prior year period when general and administrative expenses represented 16.9% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense. During the six-month period ended June 30, 2005 the Company recognized what management believes will be a one-time, non-cash impairment charge of $1.9 million against certain non-auto finance receivable assets.

Interest expense for the six-month period ended June 30, 2005 increased $8.9 million, or 66.5%, to $22.3 million, compared to $13.4 million in the same period of the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on the Company's Consolidated Balance Sheet. Such debt increased as a result of the change in securitization structure implemented beginning in July 2003 (an increase of approximately $9.2 million), partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger and the TFC Merger (resulting in a decrease of approximately $1.1 million in interest expense).

Marketing expenses increased by $2.2 million, or 65.2%, and represented 6.1% of total operating expenses. The increase is primarily due to the increase in Contracts purchased by the Company during the six months ended June 30, 2005 as compared to the prior year period.

Occupancy expenses decreased by $118,000, or 6.8%, and represented 1.8% of total operating expenses.

Depreciation and amortization expenses increased by $28,000, or 7.4%, to $408,000 from $380,000.

CREDIT EXPERIENCE


The Company's financial results are dependent on the performance of the Contracts in which it retains an ownership interest. The table below documents the delinquency, repossession and net credit loss experience of all Contracts that the Company was servicing (excluding Contracts from the SeaWest Third Party Portfolio) as of the respective dates shown. Credit experience for CPS, MFN (since the date of the MFN Merger), TFC (since the date of the TFC Merger) and SeaWest (since the date of the SeaWest Asset Acquisition) is shown on a combined basis in the table below. The Company attributes the decrease in delinquencies from December 31, 2004 to June 30, 2005 to charge offs of previously delinquent Contracts and typical seasonality and to charge offs during the six months ended June 30, 2005. The Company attributes the decrease in charge offs during the six-month period ended June 30, 2005 to lower delinquencies during the six months ended June 30, 2005 as compared to delinquencies and charge off levels during the twelve months ended December 31, 2004.

                                             DELINQUENCY EXPERIENCE (1)
                                         CPS, MFN, TFC AND SEAWEST COMBINED

                                                                      JUNE 30, 2005                 DECEMBER 31, 2004
                                                              -----------------------------------------------------------
                                                               NUMBER OF                       NUMBER OF
                                                               CONTRACTS        AMOUNT         CONTRACTS        AMOUNT
                                                              -----------     -----------     -----------     -----------
DELINQUENCY EXPERIENCE                                                          (DOLLARS IN THOUSANDS)
Gross servicing portfolio (1) ...........................          85,768     $   951,979          83,018     $   873,880
Period of delinquency (2)
   31-60 days ...........................................           1,757          16,824           2,106          19,010
   61-90 days ...........................................             881           7,658           1,069           8,051
   91+ days .............................................             673           4,958           1,176           7,758
                                                              -----------     -----------     -----------     -----------
Total delinquencies (2) .................................           3,311          29,440           4,351          34,819
Amount in repossession (3) ..............................             958           9,489           1,408          14,090
                                                              -----------     -----------     -----------     -----------
Total delinquencies and amount in repossession (2) ......           4,269     $    38,929           5,759     $    48,909
                                                              ===========     ===========     ===========     ===========

Delinquencies as a percentage of gross servicing portfolio            3.9 %           3.1 %           5.2 %           4.0 %

Total delinquencies and amount in repossession as a
   percentage of gross servicing portfolio                            5.0 %           4.1 %           6.9 %           5.6 %


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

                          NET CHARGE-OFF EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED

                                                      JUNE 30,      DECEMBER 31,
                                                        2005           2004
                                                    ------------   -------------
                                                       (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding ..........  $   894,045    $   796,436
Annualized net charge-offs as a percentage of
  average servicing portfolio (2) ................          5.0 %          7.8 %

-------------------------
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL CONTRACTS SERVICED BY THE COMPANY (EXCLUDING CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO).
(2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF. JUNE 30, 2005 PERCENTAGE REPRESENTS SIX MONTHS ENDED JUNE 30, 2005, ANNUALIZED. DECEMBER 31, 2004 REPRESENTS TWELVE MONTHS ENDED DECEMBER 31, 2004.


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

Net cash provided by operating activities for the six-month period ended June 30, 2005 was $21.1 million compared to net cash provided by operating activities for the six-month period ended June 30, 2004 of $33.5 million. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts held by consolidated subsidiaries and cash received from residual interests in securitizations.

Net cash used in investing activities for the six-month periods ended June 30, 2005 and 2004 was $165.8 million and $168.9 million, respectively. Cash used in investing activities has generally related to purchases of Contracts.

Net cash provided by financing activities for the six months ended June 30, 2005 and 2004, was $146.1 million and $117.5 million respectively. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt.

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

During the six months ended June 30, 2005 the Company operated with $225 million in warehouse credit capacity, in the form of a $125 million facility and a $100 million facility. The first facility provided funding for Contracts purchased under the TFC Programs while both warehouse facilities provided funding for Contracts purchased under the CPS Programs.

The $125 million warehouse facility was structured to allow the Company to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by CPS Warehouse Trust. This facility was established on March 7, 2002, in the maximum amount of $100 million. Such maximum amount was increased to $125 million in November 2002. Up to 77.0% of the principal balance of Contracts could have been advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility bore interest at a rate of one-month commercial paper plus 1.50% per annum. This facility was due to expire on April 11, 2006, but the Company elected to terminate it on June 29, 2005.

The Company's other warehouse facility was increased from $100 million to $125 million on June 29, 2005 and was further amended to provide funding for Contracts purchased under the TFC Programs in addition to the CPS Programs. The facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by Page Funding LLC. A financial institution, who is also the controlling party on the facility, purchases the note. Up to 77.0% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 1.50% per annum. This facility was entered into on June 30, 2004 and expires on June 30, 2007. The Company and the lender each have has annual termination options at each parties sole discretion on each June 30, through 2007, at which time the agreement expires.

For the portfolio owned by consolidated subsidiaries, cash used to increase Credit Enhancement amounts to required levels for the six-month periods ended June 30, 2005 and 2004 was $5.9 million and $1.3 million, respectively. Cash released from Trusts and their related Spread Accounts to the Company for the six-month periods ended June 30, 2005 and 2004, was $13.5 million and $12.1 million, respectively. Changes in the amount of Credit Enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related. The Company did not make any initial deposits to Spread Accounts or fund initial overcollateralization related to term securitization transactions owned by non-consolidated subsidiaries during the six months ended June 30, 2005 or June 30, 2004.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, and increase Credit Enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases, the advance rate on the warehouse facilities, the required level of initial Credit Enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is limited in its ability to purchase Contracts by its available cash and the capacity of its warehouse facilities. As of June 30, 2005, the Company had unrestricted cash on hand of $15.7 million and available capacity from its warehouse credit facility of $66.5 million, subject to collateral availability. The Company's plans to manage its need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.

The Company's primary means of ensuring that its cash demands do not exceed its cash resources is to match its levels of Contract purchases to its availability of cash. The Company's ability to adjust the quantity of Contracts that it purchases and securitizes will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of Contract acquisition can be maintained or increased. While the specific terms and mechanics of each Spread Account vary among transactions, the Company's Securitization Agreements generally provide that the Company will receive excess cash flows only if the amount of Credit Enhancement has reached specified levels and/or the delinquency, defaults or net losses related to the Contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the Contracts exceed such levels, the terms of the securitization: (i) may require increased Credit Enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to the Company of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the Note Insurers to require the transfer of servicing on some or all of the Contracts to another servicer. There can be no assurance that collections from the related Trusts will continue to generate sufficient cash.

Certain of the Company's securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. As of June 30, 2005, the Company was in compliance with all such covenants. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility.

The Securitization Agreements of the Company's term securitization transactions are terminable by the Note Insurers in the event of certain defaults by the Company and under certain other circumstances. Similar termination rights are held by the lender in the other warehouse credit facility. Were a Note Insurer (or the lender in such warehouse facility) in the future to exercise its option to terminate the Securitization Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. The Company continues to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Securitization Agreements.

One of the covenants within six of the 20 currently outstanding term securitizations requires that the Company maintain at least two warehouse facilities with aggregate borrowing capacity of at least $200 million. With the termination of the Company's $125 million facility as described above, the Company is in breach of such covenant. The Company has until October 27, 2005 to cure such breach prior to it becoming an event of default under the six term securitizations. While the Company is currently in discussions with several parties about an additional facility and believes that it will be successful in obtaining one within the required time frame, there can be no assurances that it will do so. If the Company is unsuccessful in these efforts, the Note Insurer under the six securitizations that include this covenant will have the right to declare an event of default. Remedies available to the Note Insurer in such event include, among other things, transferring the servicing rights to the portfolio that it insures to another servicer and trapping excess cash releases that would otherwise go to the Company. If the Note Insurer would pursue either of these remedies, it would have a material adverse effect on the liquidity and operations of the Company.

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

As of June 30, 2005 and December 31, 2004 the line item "Residual interest in securitizations" on the Company's Unaudited Consolidated Balance Sheet represents the residual interests in certain term securitizations that were accounted for as sales. Warehouse securitizations accounted for as secured financings are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Unaudited Condensed Consolidated Balance Sheet, and the term securitizations accounted for as secured financings are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

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

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 20.2% to 36.8% cumulatively over the lives of the related Contracts, that net credit losses as a percentage of original balances will approximate 12.1% to 20.2% cumulatively over the lives of the related Contracts. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.

Additional risk factors, any of which could have a material effect on the Company's performance, are set forth below:

DEPENDENCE ON WAREHOUSE FINANCING. The Company's primary source of day-to-day liquidity is continuous securitization of Contracts, under which it sells or pledges Contracts, as often as once a week, to special-purpose affiliated entities. Such transactions function as a "warehouse" in which Contracts are held. The Company expects to continue to effect similar transactions (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to maintain its existing structure or is unable to arrange new warehouse facilities, the Company may have to curtail Contract purchasing activities, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity. One of the covenants within six of the 20 currently outstanding term securitizations requires that the Company maintain at least two warehouse facilities with aggregate borrowing capacity of at least $200 million. With the termination of the Company's $125 million facility as described above, the Company is in breach of such covenant. The Company has until October 27, 2005 to cure such breach prior to it becoming an event of default under the six term securitizations. While the Company is currently in discussions with several parties about an additional facility and believes that it will be successful in obtaining one within the required time frame, there can be no assurances that it will do so. If the Company is unsuccessful in these efforts, the Note Insurer under the six securitizations that include this covenant will have the right to declare an event of default. Remedies available to the Note Insurer in such event include, among other things, transferring the servicing rights to the portfolio that it insures to another servicer and trapping excess cash releases that would otherwise go to the Company. If the
Note Insurer would pursue either of these remedies, it would have a material adverse effect on the liquidity and operations of the Company.

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

DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the six months ended June 30, 2005, no Dealer accounted for as much as 1.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

As reported in the Company's Annual Report on Form 10-K, Plaintiff Jeremy Henry in June 2004 filed a lawsuit against CPS in the California Superior Court, San Diego County, alleging improper practices related to the notice given after repossession of a vehicle that he purchased. The lawsuit was styled a class action. Plaintiff's motion for class certification was denied in June 2005. Plaintiff may appeal, but CPS believes that it and its subsidiary have a number of defenses that may be asserted with respect to the claims of plaintiff Henry.

The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2005, the Company purchased a total of 29,950 shares of its common stock, as described in the following table:

                                ISSUER PURCHASES OF EQUITY SECURITIES

                                                   TOTAL NUMBER OF SHARES   APPROXIMATE DOLLAR VALUE
                     TOTAL NUMBER      AVERAGE      PURCHASED AS PART OF     OF SHARES THAT MAY YET
                       OF SHARES     PRICE PAID      PUBLICLY ANNOUNCED      BE PURCHASED UNDER THE
    PERIOD (1)         PURCHASED      PER SHARE     PLANS OR PROGRAMS(2)        PLANS OR PROGRAMS

April 2005                --             --                  --                     1,492,604

May 2005                 1,000          $4.97               1,000                   1,487,630

June 2005               28,950          $4.25              28,950                   1,365,320

Total                   29,950          $4.25              29,950

------------------------
(1) EACH MONTHLY PERIOD IS THE CALENDAR MONTH.
(2) THE COMPANY ANNOUNCED IN AUGUST 2000 ITS INTENTION TO PURCHASE UP TO $5 MILLION OF ITS OUTSTANDING SECURITIES, INCLUSIVE OF ANNUAL $1 MILLION SINKING FUND REDEMPTIONS ON ITS RISING INTEREST REDEEMABLE SUBORDINATED SECURITIES DUE 2006. IN OCTOBER 2002, THE JULY 2000 PROGRAM HAVING BEEN EXHAUSTED, THE COMPANY'S BOARD OF DIRECTORS AUTHORIZED THE PURCHASE OF UP TO AN ADDITIONAL $5 MILLION OF SUCH SECURITIES, WHICH PROGRAM WAS FIRST ANNOUNCED IN THE COMPANY'S ANNUAL REPORT FOR THE YEAR 2002, FILED ON MARCH 26, 2003. ALL PURCHASES DESCRIBED IN THE TABLE ABOVE WERE UNDER THE PLAN ANNOUNCED IN MARCH 2003, WHICH HAS NO FIXED EXPIRATION DATE.

The Company on August 4, 2005, issued eight-year warrants with respect to 272,000 shares of its common stock, in a transaction exempted from the registration requirements of the Securities Act of 1933 as a transaction not involving a public offering. The warrants are exercisable at $4.85 per share, and were issued to the lender's nominee in settlement of a claim against the Company that arose out of a loan of $500,000 made in September 1998. The Company and the claimant dispute whether the loan was to the Company or to Stanwich Financial Services Corp. ("Stanwich"). The Company received in exchange for the warrants an assignment of the lender's claim in bankruptcy against Stanwich, as well as a release of all claims against the Company. Management believes this transaction will not have a material effect on the Company's results of operations or its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on June 2, 2005. At the meeting, each of the seven nominees to the Board of Directors was elected for a one-year term by the shareholders, with votes cast as follows:

         NOMINEE                             VOTES FOR           VOTES WITHHELD
         -------                             ---------           --------------
         Charles E. Bradley, Jr.             19,214,965             119,002
         E. Bruce Fredrikson                 19,315,317              18,650
         John E. McConnaughy, Jr.            19,114,089             219,878
         John G. Poole                       19,315,087              18,880
         William B. Roberts                  19,116,239             217,728
         John C. Warner                      19,315,087              18,880
         Daniel S. Wood                      19,106,239             227,728


The shareholders also approved the other proposal placed before the annual meeting. Such proposal was to ratify the appointment of McGladrey & Pullen LLP as independent auditors of the Company for the fiscal year ending December 31, 2005. Votes on such proposal were cast as follows:


                                 RATIFICATION OF SELECTION OF
                                     INDEPENDENT AUDITORS
                                 ----------------------------
                For                       18,679,303
                Against                        5,605
                Abstain                        2,100
                Broker Non-votes             646,959


ITEM 6. EXHIBITS

(a) The exhibits listed below are filed with this report. The Company disclaims any implication that disclaims any implication that the agreements filed as exhibits 10.1 through 10.5 are other than agreements entered into in the ordinary course of its business.

         10.1     Amended and Restated Sale and Servicing Agreement dated as of
                  June 29, 2005, by and among Page Funding LLC ("PFLLC"), the
                  Company and Wells Fargo Bank, National Association ("WFBNA").
         10.2     Annex A to Agreement filed as Exhibit 10.1
         10.3     Supplement as of June 29, 2005 to Indenture dated as of June
                  30, 2004 by and among PFLLC, UBS Real Estate Securities, Inc.
                  ("UBSRES") and WFBNA
         10.4     Amendment dated as of June 29, 2005 to Note Purchase Agreement dated as of June 30, 2004 by and among PFLLC, UBSRES and WFBNA
         10.5     Amended and Restated Variable Funding Note dated as of June
                  29, 2005
         31.1     Rule 13a-14(a) Certification of the Chief Executive Officer of
                  the registrant.
         31.2     Rule 13a-14(a) Certification of the Chief Financial Officer of
                  the registrant.
         32       Section 1350 Certifications.*


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


Date: August 9, 2005

                           /s/ CHARLES E. BRADLEY, JR.
                           -------------------------------------------------
                           Charles E. Bradley, Jr.
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (Principal Executive Officer)


Date: August 9, 2005

                           /s/ ROBERT E. RIEDL
                           -------------------------------------------------
                           Robert E. Riedl
                           SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial Officer)