Form 10-Q
period 2005-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2005-11-02
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

As of October 26, 2005 the registrant had 21,725,510 common shares outstanding.

================================================================================

                                CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                                INDEX TO FORM 10-Q
                                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


                                                                                                               PAGE
                                                                                                               ----
                                           PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and
                   December 31, 2004............................................................................ 3

                Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2005 and 2004 ........................................ 4

                Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004.................................................... 5

                Notes to Unaudited Condensed Consolidated Financial Statements.................................. 6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations...........13

Item 3.         Quantitative and Qualitative Disclosures About Market Risk......................................27

Item 4.         Controls and Procedures.........................................................................27


                                            PART II. OTHER INFORMATION

Item 1.         Legal Proceedings...............................................................................28

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.....................................28

Item 6.         Exhibits .......................................................................................29

Signatures......................................................................................................30

Certifications..................................................................................................31


                                                        2


ITEM 1.  FINANCIAL STATEMENTS

                        CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              SEPTEMBER 30,        DECEMBER 31,
                                                                  2005                2004
                                                              -------------       -------------
ASSETS
Cash                                                          $      11,576       $      14,366
Restricted cash                                                     152,452             125,113

Finance receivables                                                 872,268             592,806
Less: Allowance for finance credit losses                           (56,128)            (42,615)
                                                              -------------       -------------
Finance receivables, net                                            816,140             550,191

Servicing fees receivable                                             1,406               2,791
Residual interest in securitizations                                 30,057              50,430
Furniture and equipment, net                                          1,195               1,567
Deferred financing costs                                              6,163               5,096
Tax assets, net                                                       1,932                  --
Accrued interest receivable                                           9,540               6,411
Other assets                                                         10,945              10,634
                                                              -------------       -------------
                                                              $   1,041,406       $     766,599
                                                              =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                         $      18,104       $      18,153
Warehouse lines of credit                                            69,633              34,279
Taxes liabilities, net                                                   --               2,978
Notes payable                                                           250               1,421
Residual interest financing                                              --              22,204
Securitization trust debt                                           804,118             542,815
Senior secured debt                                                  59,829              59,829
Subordinated renewable notes                                          3,041                  --
Subordinated debt                                                    14,000              15,000
                                                              -------------       -------------
                                                                    968,975             696,679
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                               --                  --
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding                              --                  --
Common stock, no par value; authorized
  30,000,000 shares; 21,678,560 and 21,471,478
  shares issued and outstanding at September 30, 2005 and
December 31, 2004, respectively                                      66,358              66,283
Additional paid in capital, warrants                                    718                  --
Retained earnings                                                     6,808               5,104
Accumulated other comprehensive loss                                 (1,202)             (1,017)
Deferred compensation                                                  (251)               (450)
                                                              -------------       -------------
                                                                     72,431              69,920
                                                              -------------       -------------
                                                              $   1,041,406       $     766,599
                                                              =============       =============


         SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                3

                                CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                            -------------------------------       --------------------------------
                                                 2005              2004                2005               2004
                                            -------------     -------------       -------------      -------------
REVENUES:
Interest income                             $      45,321     $      27,964             122,015             74,108
Servicing fees                                      1,432             3,031               5,492              9,864
Other income                                        2,621             3,918              11,477             11,151
                                            -------------     -------------       -------------      -------------
                                                   49,374            34,913             138,984             95,123
                                            -------------     -------------       -------------      -------------

EXPENSES:
Employee costs                                      9,506             9,905              29,657             29,352
General and administrative                          4,923             4,785              16,689             15,220
Interest                                           13,510             8,388              35,842             21,800
Provision for credit losses                        15,818             7,560              43,354             20,610
Impairment loss on residual asset                      --             2,650                  --              2,650
Marketing                                           3,168             2,585               8,647              5,901
Occupancy                                             858               900               2,490              2,651
Depreciation and amortization                         193               201                 601                581
                                            -------------     -------------       -------------      -------------
                                                   47,976            36,974             137,280             98,765
                                            -------------     -------------       -------------      -------------
Income (loss) before income tax expense             1,398            (2,061)              1,704             (3,642)
Income tax expense                                     --                --                  --                 --
                                            -------------     -------------       -------------      -------------
Net income (loss)                           $       1,398     $      (2,061)      $       1,704      $      (3,642)
                                            =============     =============       =============      =============

Earnings (loss) per share:
  Basic                                     $        0.06     $       (0.10)      $        0.08      $       (0.17)
  Diluted                                            0.06             (0.10)               0.07              (0.17)

Number of shares used in computing
earnings (loss) per share:
  Basic                                            21,658            21,345              21,603             21,001
  Diluted                                          23,419            21,345              23,435             21,001


                 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                        4

                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (IN THOUSANDS)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                   --------------------------------
                                                                       2005               2004
                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $       1,704      $      (3,642)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Inpairment loss on residual asset                                           --              2,650
  Amortization of deferred acquisition fees                               (8,169)            (4,483)
  Amortization of discount on Class B Notes                                1,115                115
  Depreciation and amortization                                              601                581
  Amortization of deferred financing costs                                 2,673              1,872
  Provision for credit losses                                             43,354             20,610
  Deferred compensation                                                      150                210
  Releases of cash from Trusts to Company                                 19,329             17,175
  Net deposits to Trusts to increase Credit Enhancement                   (5,131)            (2,106)
  Interest income on residual assets                                      (4,340)            (1,984)
  Cash received from residual interest in securitizations                 24,714             15,191
  Impairment charge against non-auto finance receivable assets             1,882                 --
  Changes in assets and liabilities:
    Payments on restructuring accrual                                     (1,068)            (1,070)
    Restricted cash                                                      (41,537)           (46,539)
    Other assets                                                          (3,820)            10,374
    Tax assets                                                            (1,932)                --
    Accounts payable and accrued expenses                                  1,333              1,161
    Tax liabilities                                                       (2,978)               181
                                                                   -------------      -------------
      Net cash provided by operating activities                           27,880             10,296

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of finance receivables held for investment                  (503,143)          (374,717)
  Proceeds received on finance receivables held for investment           202,009            134,374
  Purchase of furniture and equipment                                       (129)              (838)
                                                                   -------------      -------------
      Net cash used in investing activities                             (301,263)          (241,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of residual financing debt                           --             44,000
  Proceeds from issuance of securitization trust debt                    451,425            363,300
  Proceeds from issuance of senior secured debt                               --             25,000
  Proceeds from issuance of retail notes payable                           3,041                 --
  Net proceeds (repayments) from warehouse lines of credit                35,354            (17,188)
  Repayment of residual interest financing debt                          (22,204)           (16,689)
  Repayment of securitization trust debt                                (191,237)          (130,527)
  Repayment of senior secured debt                                            --            (15,136)
  Repayment of subordinated debt                                          (1,000)           (20,000)
  Repayment of notes payable                                              (1,171)            (1,826)
  Repayment of related party debt                                             --            (16,500)
  Payment of financing costs                                              (3,740)            (6,338)
  Repurchase of common stock                                                (546)               (25)
  Exercise of options and warrants                                           671                557
                                                                   -------------      -------------
      Net cash provided by financing activities                          270,593            208,628

                                                                   -------------      -------------
Decrease in cash                                                          (2,790)           (22,257)

Cash at beginning of period                                               14,366             33,209
                                                                   -------------      -------------
Cash at end of period                                              $      11,576      $      10,952
                                                                   =============      =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                       $      31,000      $      19,534
    Income taxes                                                   $       4,910      $        (181)

Supplemental disclosure of non-cash financing activities:
    Stock-based compensation                                       $          50      $          35
    Value of warrants issued                                       $         718      $          --


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

BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the nine-month period ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                           SEPTEMBER 30,
                                                    ---------------------------------       ---------------------------------
                                                        2005                2004                 2005               2004
                                                    -------------       -------------       -------------       -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported ................     $       1,398       $      (2,061)      $       1,704       $      (3,642)
Stock-based employee compensation expense,
  fair value method, net of tax ...............              (265)               (231)               (845)               (626)
Previously recorded stock-based employee
  compensation expense, intrinsic value
  method, net of tax ..........................                33                  36                  87                 122
                                                    -------------       -------------       -------------       -------------
Pro forma net income (loss) ...................     $       1,166       $      (2,256)      $         946       $      (4,146)
                                                    =============       =============       =============       =============

Net income (loss) per share
  Basic, as reported ..........................     $        0.06       $       (0.10)      $        0.08       $       (0.17)
  Diluted, as reported ........................     $        0.06       $       (0.10)      $        0.07       $       (0.17)

  Pro forma Basic .............................     $        0.05       $       (0.11)      $        0.04       $       (0.20)
  Pro forma Diluted ...........................     $        0.05       $       (0.11)      $        0.04       $       (0.20)

PURCHASES OF COMPANY STOCK

During the nine-month periods ended September 30, 2005 and 2004, the Company purchased 115,753 and 6,738 shares, respectively, of its common stock at an average price of $4.72 and $3.75, respectively.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees:

                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         2005               2004
                                                                     -------------      -------------
                                                                              (IN THOUSANDS)
Finance Receivables
  Automobile
    Simple Interest ............................................     $     826,069      $     522,346
    Pre-compute, net of unearned interest ......................     $      62,711             86,932
                                                                     -------------      -------------

    Finance Receivables, net of unearned interest ..............     $     888,780            609,278
    Less: Unearned acquisition fees and discounts ..............     $     (16,512)           (16,472)
                                                                     -------------      -------------
    Finance Receivables ........................................     $     872,268      $     592,806
                                                                     =============      =============

The following table presents a summary of the activity for the allowance for credit losses for the nine-month periods ended September 30, 2005 and 2004:

                                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                                         2005               2004
                                                                     -------------      -------------
                                                                              (IN THOUSANDS)

Balance at beginning of period .................................     $      42,615      $      35,889
Provision for credit losses on finance receivables .............     $      42,472             20,610
Charge offs ....................................................     $     (37,456)           (23,907)
Recoveries .....................................................     $       8,497              6,436
                                                                     -------------      -------------
Balance at end of period .......................................     $      56,128      $      39,028
                                                                     =============      =============


(3) RESIDUAL INTEREST IN SECURITIZATIONS


The residual interest in securitizations represents the discounted sum of expected future cash flows from securitization trusts. The following table presents the components of the residual interest in securitizations and are shown at their discounted amounts:

                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         2005               2004
                                                                     -------------      -------------
                                                                              (IN THOUSANDS)
Cash, commercial paper, United States government securities
  and other qualifying investments (Spread Accounts) ...........     $      14,563      $      17,776
Receivables from Trusts (NIRs) .................................     $       5,373      $      12,483
Overcollateralization ..........................................     $       7,918      $      16,644
Investment in subordinated certificates ........................     $       2,203      $       3,527
                                                                     -------------      -------------

Residual interest in securitizations ...........................     $      30,057      $      50,430
                                                                     =============      =============


                                                  8

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       2005             2004
                                                                   ------------     ------------
                                                                      (DOLLARS IN THOUSANDS)
Undiscounted estimated credit losses .........................     $     8,361      $    23,588
Managed portfolio held by non-consolidated subsidiaries ......         130,979          233,621
Undiscounted estimated credit losses as percentage of
  managed portfolio held by non-consolidated subsidiaries ....             6.4%            10.1%


The key economic assumptions used in measuring all residual interest in securitizations as of September 30, 2005 and December 31, 2004 are included in the table below. The pre-tax discount rate remained constant from previous periods at 14%, except for certain cash flows from charged off receivables related to the Company's securitizations from 2001 to 2003 where the Company has used a discount rate of 25%, which is also consistent with previous periods.

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2005               2004
                                                             ---------------    ---------------
Prepayment speed (Cumulative) ...........................     22.2% - 36.5%      20.0% - 30.5%
Net credit losses (Cumulative) ..........................     11.7% - 20.2%      13.0% - 20.5%


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

                                   CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

                             NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           WEIGHTED
                                            FINAL                        OUTSTANDING      OUTSTANDING      AVERAGE
                                          SCHEDULED                      PRINCIPAL AT    PRINCIPAL AT   INTEREST RATE AT
                                           PAYMENT           INITIAL     SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
    SERIES           ISSUE DATE            DATE (1)         PRINCIPAL        2005            2004            2005
------------  -----------------------  -----------------  -------------  --------------  -------------  ---------------

MFN 2001-A             June 28, 2001       June 15, 2007  $     301,000  $            -  $       3,382              N/A
TFC 2002-1            March 19, 2002     August 15, 2007         64,552               -          2,574              N/A
TFC 2002-2           October 9, 2002      March 15, 2008         62,589               -          9,152              N/A
TFC 2003-1              May 20, 2003    January 15, 2009         52,365           8,754         17,703            2.69%
CPS 2003-C        September 30, 2003      March 15, 2010         87,500          35,420         53,456            3.44%
CPS 2003-D         December 16, 2003    October 15, 2010         75,000          34,025         50,722            3.39%
CPS 2004-A               May 5, 2004    October 15, 2010         82,094          46,232         66,737            3.53%
PCR 2004-1             June 24, 2004      March 15, 2010         76,257          28,512         52,633            3.43%
CPS 2004-B            August 2, 2004   February 15, 2011         96,369          60,283         84,185            4.17%
CPS 2004-C        September 30, 2004      April 15, 2011        100,000          69,953         93,071            3.82%
CPS 2004-D         December 21, 2004   December 15, 2011        120,000          92,713        109,200            4.44%
CPS 2005-A            March 31, 2005    October 15, 2011        125,124         121,588            N/A            4.87%
CPS 2005-B             June 29, 2005   February 15, 2012        130,625         123,338            N/A            4.47%
CPS 2005-C        September 30, 2005      March 15, 2012        183,300         183,300            N/A            4.60%

                                                          -------------  --------------  -------------
                                                          $   1,556,775  $      804,118  $     542,815
                                                          ============== ==============  =============

-----------------
(1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $73.9 MILLION IN 2005, $332.2 MILLION IN 2006, $167.3 MILLION IN 2007, $114.5
MILLION IN 2008, $84.5 MILLION IN 2009, AND $31.7 MILLION IN 2010.


All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through wholly-owned bankruptcy remote subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal of $766.4 million, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

Certain of the Company's securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. As of September 30, 2005, the Company was in compliance with all such financial covenants.

The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of September 30, 2005, restricted cash under the various agreements totaled approximately $152.3 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(5) INTEREST INCOME

The following table presents the components of interest income:

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     ----------------------------    ----------------------------
                                                                         2005            2004            2005             2004
                                                                     ------------    ------------    ------------    ------------
                                                                                            (IN THOUSANDS)
Interest on Finance Receivables ..................................   $     43,399          27,695         115,823          68,405
Residual interest income .........................................   $      1,180              --           4,340           4,634
Other interest income ............................................   $        742             269           1,852           1,069
                                                                     ------------    ------------    ------------    ------------

Net interest income ..............................................   $     45,321          27,964         122,015          74,108
                                                                     ============    ============    ============    ============


(6) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share for the three-month and nine-month periods ended
September 30, 2005 and 2004 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2005 and 2004:

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     ----------------------------    ----------------------------
                                                                         2005            2004            2005             2004
                                                                     ------------    ------------    ------------    ------------
                                                                                            (IN THOUSANDS)
Weighted average number of common shares outstanding during
   the period used to compute basic earnings (loss) per share ....         21,658          21,345          21,603          21,001

Incremental common shares attributable to exercise of
   outstanding options and warrants ..............................          1,761              --           1,832              --
                                                                     ------------    ------------    ------------    ------------

Weighted average number of common shares used to compute
   diluted earnings (loss) per share .............................         23,419          21,345          23,435          21,001
                                                                     ============    ============    ============    ============

If the anti-dilutive effects of common stock equivalents were considered, additional shares included in the diluted earnings (loss) per share calculation for the three-month and nine-month periods ended September 30, 2004 would have included an additional 1.9 million and 1.8 million shares, respectively, attributable to the exercise of outstanding options and warrants. No such anti-dilution existed for the three-month and nine-month periods ended September 30, 2005.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(7) INCOME TAXES

As of December 31, 2004, the Company had net deferred tax assets of $9.9 million, which included a valuation allowance of $43.9 million against gross deferred tax assets of $53.8 million. There were also offsetting gross deferred tax liabilities of $9.9 million. Net tax assets at September 30, 2005 were $1.9 million compared with net tax liabilities at December 31, 2004 of $3.0 million. The Company decreased its valuation allowance by the income tax expense for the period to result in no net income tax provision for the three-month and nine-month period ended September 30, 2005. The Company has evaluated its deferred tax assets and believes that it is more likely than not that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income.


(8) LEGAL PROCEEDINGS

The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.


(9) EMPLOYEE BENEFITS

The Company sponsors the MFN Financial Corporation Benefit Plan ("the Plan"). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan's net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004.

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     ----------------------------    ----------------------------
                                                                         2005            2004            2005             2004
                                                                     ------------    ------------    ------------    ------------
                                                                                            (IN THOUSANDS)
Components of net periodic benefit cost
Service cost .....................................................   $         --    $         --    $         --    $         --
Interest Cost ....................................................            210             205             630             616
Expected return on assets ........................................           (276)           (261)           (828)           (781)
Amortization of transition (asset)/obligation ....................             (9)             (8)            (26)            (26)
Amortization of prior service cost ...............................             --              --              --              --
Recognized net actuarial loss ....................................             27              18              81              52
                                                                     ------------    ------------    ------------    ------------
   Net periodic benefit ..........................................   $        (48)   $        (46)   $       (143)   $       (139)
                                                                     ============    ============    ============    ============


(10) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     ----------------------------    ----------------------------
                                                                         2005            2004            2005             2004
                                                                     ------------    ------------    ------------    ------------
                                                                                            (IN THOUSANDS)

Net income (loss) ................................................   $      1,398    $     (2,061)   $      1,704    $     (3,642)
Minimum pension liability, net of tax ............................             --              --            (185)             --
                                                                     ------------    ------------    ------------    ------------
   Comprehensive income (loss) ...................................   $      1,398    $     (2,061)   $      1,519    $     (3,642)
                                                                     ============    ============    ============    ============

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

CHANGE IN POLICY

In August 2003, the Company announced that it would structure its future securitization transactions related to Contracts purchased under the CPS Programs as secured financings for financial accounting purposes. Its subsequent term securitizations of finance receivables have been so structured. Prior to August 2003, the Company had structured its term securitization transactions related to the CPS Programs as sales for financial accounting purposes. In the MFN Merger and in the TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. As of September 30, 2005, the Company's Unaudited Condensed Consolidated Balance Sheet included net finance receivables of approximately $37.9 million and securitization trust debt of $8.8 million related to finance receivables acquired in the two mergers and the SeaWest Asset Acquisition, out of totals of net finance receivables of approximately $816.1 million and securitization trust debt of approximately $804.1 million.

CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of September 30, 2005 was approximately $1,055.9 million (this amount includes $24.3 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees and has no credit risk).

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

The change in the securitization structure became effective in the third quarter of 2003. In each quarterly period subsequent to the third quarter of 2003, the Company's results have been more impacted by receivables owned by consolidated subsidiaries, and less impacted by receivables in non-consolidated subsidiaries. From September 30, 2004 to September 30, 2005, receivables owned by non-consolidated subsidiaries decreased from 30.7% to 12.4% of the Company's Total Managed Portfolio. During that same period, receivables owned by consolidated subsidiaries increased from 61.7% to 85.3% of the Company's Total Managed Portfolio. Ultimately, receivables in non-consolidated subsidiaries will have no material effect on the Company's results of operations.

The Company has conducted several term securitizations of Contracts originated under the CPS Programs structured as secured financings. In March 2004, the Company completed a securitization of its retained interest in securitization transactions previously sponsored by the Company and its affiliates, which was also structured as a secured financing. The notes issued in connection with this securitization of the Company's retained interest in other securitization were fully repaid in August 2005. In addition, in June 2004, the Company completed a term securitization of Contracts purchased in the SeaWest Asset Acquisition and under the TFC Programs, which was structured as a secured financing. The Company's MFN and TFC subsidiaries completed term securitizations structured as secured financings prior to their becoming subsidiaries of the Company.


THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES. During the three months ended September 30, 2005, revenues were $49.4 million, an increase of $14.5 million, or 41.4%, from the prior year period revenue of $34.9 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended September 30, 2005 increased $17.4 million, or 62.1%, to $45.3 million from $28.0 million in the prior year period. The primary reason for the increase in interest income is the change in securitization structure implemented during the third quarter of 2003 as described above (an increase of $17.8 million), and an increase in residual interest income (an increase of $1.2 million). This increase was partially offset by the decline in the balance of the portfolios of Contracts acquired in the SeaWest Asset Acquisition (resulting in a decrease of $806,000 in interest income), a decline in the balance of the portfolio of Contracts acquired in the MFN Merger (resulting in a decrease of $230,000 in interest income), a decline in the balance of the portfolio of Contracts acquired in the TFC Merger (resulting in a decrease of $624,000 in interest income).

Servicing fees totaling $1.4 million in the three months ended September 30, 2005 decreased $1.6 million, or 52.8%, from $3.0 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of September 30, 2005 and 2004, the Company's managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties were as follows:

                                                  SEPTEMBER 30, 2005              SEPTEMBER 30, 2004
                                           -------------------------------- -------------------------------
                                                AMOUNT            %             AMOUNT             %
                                           -----------------  -------------  ---------------  -------------
                                                                    ($ IN MILLIONS)
Total Managed Portfolio
Owned by Consolidated Subsidiaries.......  $          900.7          85.3%   $        553.9          61.7%
Owned by Non-Consolidated Subsidiaries...             130.9          12.4%            276.2          30.7%
SeaWest Third Party Portfolio............              24.3           2.3%             68.2           7.6%
                                           -----------------  -------------  ---------------  -------------

Total....................................  $        1,055.9         100.0%   $        898.3         100.0%
                                           =================  =============  ===============  =============

At September 30, 2005, the Company was generating income and fees on a managed portfolio with an outstanding principal balance approximating $1,055.9 million
(this amount includes $24.3 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees), compared to a managed portfolio with an outstanding principal balance approximating $898.3 million as of September 30, 2004. As the portfolios of Contracts acquired in the MFN Merger, the TFC Merger and the SeaWest Asset Acquisition decrease, the portfolio of Contracts originated under the CPS Programs continues to expand. At September
30, 2005 and 2004, the managed portfolio composition was as follows:

                                                  SEPTEMBER 30, 2005              SEPTEMBER 30, 2004
                                           -------------------------------- -------------------------------
                                                AMOUNT            %             AMOUNT             %
                                           -----------------  -------------  ---------------  -------------
                                                                     ($ IN MILLIONS)
Originating Entity
CPS......................................  $          934.3          88.5%   $        660.5          73.5%
TFC......................................              73.3           6.9%             93.2          10.4%
MFN......................................               4.3           0.4%             26.7           3.0%
SeaWest..................................              19.7           1.9%             49.7           5.5%
SeaWest Third Party Portfolio............              24.3           2.3%             68.2           7.6%
                                           -----------------  -------------  ---------------  -------------
Total....................................  $        1,055.9         100.0%   $        898.3         100.0%
                                           =================  =============  ===============  =============


Other income decreased $1.3 million, or 33.1%, to $2.6 million in the three-month period ended September 30, 2005 from $3.9 million during the same period a year earlier. The period over period decrease resulted primarily from decreased revenue on the Company's direct mail products ($113,000), decreases in recoveries on MFN and certain other Contracts ($1.2 million) and decreases in revenue on certain leased property ($35,000).

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

Total operating expenses were $48.0 million for the three months ended September 30, 2005, compared to $37.0 million for the same period a year earlier, an increase of $11.0 million, or 29.8%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $8.3 million and $5.1 million, or 109.2% and 61.1% respectively. Both interest expense and provision for credit losses are directly impacted by the growth in the Company's portfolio of Contracts held by consolidated affiliates.

Employee costs decreased slightly to $9.5 million during the three months ended September 30, 2005, representing 19.8 % of total operating expenses, from $9.9 million for the same period a year earlier, or 26.8% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased slightly by $138,000, or 2.9% and represented 10.3% of total operating expenses in the three-month period ending September 30, 2005, as compared to the prior year period when general and administrative expenses represented 12.1% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the three month period ended September 30, 2005 increased $5.1 million, or 61.1%, to $13.5 million, compared to $8.4 million in the same period of the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on the Company's Consolidated Balance Sheet. Such debt increased as a result of the change in securitization structure implemented beginning in July 2003 (an increase of approximately $5.6 million), partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger and the TFC Merger (resulting in a decrease of approximately $402,000 in interest expense).

Marketing expenses increased by $583,000, or 22.6%, and represented 6.6% of total operating expenses. The increase is primarily due to the increase in Contracts purchased by the Company during the three months ended September 30, 2005 as compared to the prior year period.

Occupancy expenses increased by $42,000, or 4.7%, and represented 1.9% of total operating expenses.

Depreciation and amortization expenses decreased by $8,000, or 4.0%, to $193,000 from $201,000.


THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES. During the nine months ended September 30, 2005, revenues were $139.0 million, an increase of $43.9 million, or 46.1%, from the prior year period revenue of $95.1 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the nine months ended September 30, 2005 increased $47.9 million, or 64.6%, to $122.0 million from $74.1 million in the prior year period. The primary reason for the increase in interest income is the change in securitization structure implemented during the third quarter of 2003 as described above (an increase of $52.1 million). This increase was partially offset by the decline in the balance of the portfolios of Contracts acquired in the SeaWest Asset Acquisition (resulting in a decrease of $1.7 million in interest income), a decline in the balance of the portfolio of Contracts acquired in the MFN Merger (resulting in a decrease of $2.4 million in interest income) and a decrease in residual interest income (a decrease of $294,000) as a result of the decline in the residual interest in securitizations between the periods presented.

Servicing fees totaling $5.5 million in the nine months ended September 30, 2005 decreased $4.4 million, or 44.3%, from $9.9 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately.

Other income increased $326,000, or 2.9%, to $11.5 million in the nine-month period ended September 30, 2005 from $11.2 million during the same period a year earlier. The period over period increase resulted primarily from the sale of certain receivables that consisted primarily of charged off receivables acquired in the MFN Merger, the TFC Merger and the SeaWest Asset Acquisition ($2.4 million), increased revenue on the Company's direct mail products ($658,000), and fees generated from electronic check payments ($105,000). This increase was offset in part by decreases in recoveries on MFN and certain other Contracts ($2.7 million) and decreased revenue on certain leased property ($114,000).

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

Total operating expenses were $137.3 million for the nine months ended September 30, 2005, compared to $98.8 million for the same period a year earlier, an increase of $38.5 million, or 39.0%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $22.7 million and $14.0 million, or 110.4% and 64.4% respectively. Both interest expense and provision for credit losses are directly impacted by the growth in the Company's portfolio of Contracts held by consolidated affiliates.

Employee costs increased by $305,000, or 1.0%, to $29.7 million during the nine months ended September 30, 2005, representing 21.6% of total operating expenses, from $29.4 million for the same period a year earlier, or 29.7% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased $1.5 million, or 9.7% and represented 12.2% of total operating expenses in the nine-month period ending September 30, 2005, as compared to the prior year period when general and administrative expenses represented 15.4% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense. During the nine-month period ended September 30, 2005 the Company recognized what management believes will be a one-time, non-cash impairment charge of $1.9 million against certain non-auto finance receivable assets.

Interest expense for the nine-month period ended September 30, 2005 increased $14.0 million, or 64.4%, to $35.8 million, compared to $21.8 million in the same period of the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on the Company's Consolidated Balance Sheet. Such debt increased as a result of the change in securitization structure implemented beginning in July 2003 (an increase of approximately $14.8 million), partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger and the TFC Merger (resulting in a decrease of approximately $1.5 million in interest expense).

Marketing expenses increased by $2.7 million, or 46.5%, and represented 6.3% of total operating expenses. The increase is primarily due to the increase in Contracts purchased by the Company during the nine months ended September 30, 2005 as compared to the prior year period.

Occupancy expenses decreased by $161,000, or 6.1%, and represented 1.8% of total operating expenses.

Depreciation and amortization expenses increased by $20,000, or 3.4%, to $601,000 from $581,000.

CREDIT EXPERIENCE

The Company's financial results are dependent on the performance of the Contracts in which it retains an ownership interest. The table below documents the delinquency, repossession and net credit loss experience of all Contracts that the Company was servicing (excluding Contracts from the SeaWest Third Party Portfolio) as of the respective dates shown. Credit experience for CPS, MFN (since the date of the MFN Merger), TFC (since the date of the TFC Merger) and SeaWest (since the date of the SeaWest Asset Acquisition) is shown on a combined basis in the table below. The Company attributes the decrease in charge offs during the nine-month period ended September 30, 2005 to lower delinquencies during the nine months ended September 30, 2005 as compared to delinquencies and charge off levels during the twelve months ended December 31, 2004, and also to the increase in the average servicing portfolio outstanding as of September 30, 2005 compared to December 31, 2004.

                                             DELINQUENCY EXPERIENCE (1)
                                         CPS, MFN, TFC AND SEAWEST COMBINED


                                                               SEPTEMBER 30, 2005            DECEMBER 31, 2004
                                                          ---------------------------   ---------------------------
                                                            NUMBER OF                    NUMBER OF
                                                            CONTRACTS       AMOUNT       CONTRACTS        AMOUNT
                                                          ------------   ------------   ------------   ------------
                                                                            (Dollars in thousands)
DELINQUENCY EXPERIENCE

Gross servicing portfolio (1) .........................         91,238   $  1,046,416         83,018   $    873,880
Period of delinquency (2)
   31-60 days .........................................          2,175         20,854          2,106         19,010
   61-90 days .........................................          1,074          9,751          1,069          8,051
   91+ days ...........................................            990          7,474          1,176          7,758
                                                          ------------   ------------   ------------   ------------
Total delinquencies (2) ...............................          4,239         38,079          4,351         34,819
Amount in repossession (3) ............................          1,270         13,298          1,408         14,090
                                                          ------------   ------------   ------------   ------------
Total delinquencies and amount in repossession (2) ....          5,509   $     51,377          5,759   $     48,909
                                                          ============   ============   ============   ============

Delinquencies as a percentage of gross servicing
  portfolio ...........................................          4.6 %          3.6 %          5.2 %          4.0 %

Total delinquencies and amount in repossession as a
   percentage of gross servicing portfolio ............          6.0 %          4.9 %          6.9 %          5.6 %

-------------------
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE AMOUNT REMAINING TO BE REPAID ON EACH CONTRACT, INCLUDING, FOR PRE-COMPUTED CONTRACTS, ANY UNEARNED INTEREST. THE INFORMATION IN THE TABLE REPRESENTS THE GROSS PRINCIPAL AMOUNT OF ALL CONTRACTS PURCHASED BY THE COMPANY ON AN OTHER THAN FLOW BASIS, INCLUDING CONTRACTS SUBSEQUENTLY SOLD BY THE COMPANY IN SECURITIZATION TRANSACTIONS THAT IT CONTINUES TO SERVICE. THE TABLE DOES NOT INCLUDE CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO.
(2) THE COMPANY CONSIDERS A CONTRACT DELINQUENT WHEN AN OBLIGOR FAILS TO MAKE AT LEAST 90% OF A CONTRACTUALLY DUE PAYMENT BY THE FOLLOWING DUE DATE, WHICH DATE MAY HAVE BEEN EXTENDED WITHIN LIMITS SPECIFIED IN THE SERVICING AGREEMENTS. THE PERIOD OF DELINQUENCY IS BASED ON THE NUMBER OF DAYS PAYMENTS ARE CONTRACTUALLY PAST DUE. CONTRACTS LESS THAN 31 DAYS DELINQUENT ARE NOT INCLUDED.
(3) AMOUNT IN REPOSSESSION REPRESENTS FINANCED VEHICLES THAT HAVE BEEN REPOSSESSED BUT NOT YET LIQUIDATED.

                             NET CHARGE-OFF EXPERIENCE (1)
                          CPS, MFN, TFC AND SEAWEST COMBINED


                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          2005              2004
                                                    ----------------  ----------------
                                                         (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding .........   $      927,707    $      796,436
Annualized net charge-offs as a percentage of
  average servicing portfolio (2) ...............              4.9 %             7.8 %

--------------------
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL CONTRACTS SERVICED BY THE COMPANY (EXCLUDING CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO).
(2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF. SEPTEMBER 30, 2005 PERCENTAGE REPRESENTS NINE MONTHS ENDED SEPTEMBER 30, 2005, ANNUALIZED. DECEMBER 31, 2004 REPRESENTS TWELVE MONTHS ENDED DECEMBER 31, 2004.


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

Net cash provided by operating activities for the nine-month period ended September 30, 2005 was $27.9 million compared to net cash provided by operating activities for the nine-month period ended September 30, 2004 of $10.3 million. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts held by consolidated subsidiaries and cash received from residual interests in securitizations.

Net cash used in investing activities for the nine-month periods ended September 30, 2005 and 2004 was $301.3 million and $241.2 million, respectively. Cash used in investing activities has generally related to purchases of Contracts.

Net cash provided by financing activities for the nine months ended September 30, 2005 and 2004, was $270.6 million and $208.6 million respectively. Cash used or provided by financing activities is primarily attributable to the repayment or issuance of debt.

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

During the nine months ended September 30, 2005 the Company operated with up to $225 million in warehouse credit capacity, in the form of a $125 million facility and a $100 million facility. The first facility provided funding for Contracts purchased under the TFC Programs while both warehouse facilities provided funding for Contracts purchased under the CPS Programs.

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

The Company's other warehouse facility was increased from $100 million to $125 million on June 29, 2005 and was further amended to provide funding for Contracts purchased under the TFC Programs in addition to the CPS Programs. The facility was subsequently increased to $200 million on August 31, 2005. The facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by Page Funding LLC. A financial institution, who is also the controlling party on the facility, purchases the note. Up to 77.0% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 1.50% per annum. This facility was entered into on June 30, 2004 and expires on June 30, 2007. The Company and the lender each have annual termination options at each parties sole discretion on each June 30, through 2007, at which time the agreement expires.

For the portfolio owned by consolidated subsidiaries, cash used to increase Credit Enhancement amounts to required levels for the nine-month periods ended September 30, 2005 and 2004 was $5.1 million and $2.1 million, respectively. Cash released from Trusts and their related Spread Accounts to the Company for the nine-month periods ended September 30, 2005 and 2004, was $19.3 million and $17.2 million, respectively. Changes in the amount of Credit Enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related. The Company did not make any initial deposits to Spread Accounts or fund initial overcollateralization related to term securitization transactions owned by non-consolidated subsidiaries during the nine months ended September 30, 2005 or September 30, 2004.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, and increase Credit Enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases, the advance rate on the warehouse facilities, the required level of initial Credit Enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is limited in its ability to purchase Contracts by its available cash and the capacity of its warehouse facilities. As of September 30, 2005, the Company had unrestricted cash on hand of $11.6 million and available capacity from its warehouse credit facility of $130.4 million, subject to collateral availability. The Company's plans to manage its need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. As of September 30, 2005, the Company was in compliance with all such covenants. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility.

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

One of the covenants within six of the 17 currently outstanding term securitizations requires that the Company maintain at least two warehouse facilities with aggregate borrowing capacity of at least $200 million. With the termination of the Company's $125 million facility as described above, the Company is in breach of such covenant. The Company has until November 28, 2005 (as extended from October 27, 2005) to cure such breach prior to it becoming an event of default under the six term securitizations. While the Company is currently in discussions with several parties about an additional facility and believes that it will be successful in obtaining one within the required time frame, there can be no assurances that it will do so. If the Company is unsuccessful in these efforts, the Note Insurer under the six securitizations that include this covenant will have the right to declare an event of default. Remedies available to the Note Insurer in such event include, among other things, transferring the servicing rights to the portfolio that it insures to another servicer and trapping excess cash releases that would otherwise go to the Company. If the Note Insurer would pursue either of these remedies, it would have a material adverse effect on the liquidity and operations of the Company.


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

As of September 30, 2005 and December 31, 2004 the line item "Residual interest in securitizations" on the Company's Unaudited Consolidated Balance Sheet represents the residual interests in certain term securitizations that were accounted for as sales. Warehouse securitizations accounted for as secured financings are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Unaudited Condensed Consolidated Balance Sheet, and the term securitizations accounted for as secured financings are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

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

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 22.2% to 36.5% cumulatively over the lives of the related Contracts, that net credit losses as a percentage of original balances will approximate 11.7% to 20.2% cumulatively over the lives of the related Contracts. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.

Additional risk factors, any of which could have a material effect on the Company's performance, are set forth below:

DEPENDENCE ON WAREHOUSE FINANCING. The Company's primary source of day-to-day liquidity is continuous securitization of Contracts, under which it sells or pledges Contracts, as often as once a week, to special-purpose affiliated entities. Such transactions function as a "warehouse" in which Contracts are held. The Company expects to continue to effect similar transactions (or to obtain replacement or additional financing) as current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms. To the extent that the Company is unable to maintain its existing structure or is unable to arrange new warehouse facilities, the Company may have to curtail Contract purchasing activities, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity. One of the covenants within six of the 17 currently outstanding term securitizations requires that the Company maintain at least two warehouse facilities with aggregate borrowing capacity of at least $200 million. With the termination of the Company's $125 million facility as described above, the Company is in breach of such covenant. The Company has until November 28, 2005 (as extended from October 27, 2005) to cure such breach prior to it becoming an event of default under the six term securitizations. While the Company is currently in discussions with several parties about an additional facility and believes that it will be successful in obtaining one within the required time frame, there can be no assurances that it will do so. If the Company is unsuccessful in these efforts, the Note Insurer under the six securitizations that include this covenant will have the right to declare an event of default. Remedies available to the Note Insurer in such event include, among other things, transferring the servicing rights to the portfolio that it insures to another servicer and trapping excess cash releases that would otherwise go to the Company. If the Note Insurer would pursue either of these remedies, it would have a material adverse effect on the liquidity and operations of the Company.

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

PROBABLE INCREASE IN COST OF FUNDS. The Company's profitability is determined by, among other things, the difference between the rate of interest charged on the Contracts purchased by the Company and the rate of interest payable to purchasers of Notes issued in securitizations. The Contracts purchased by the Company generally bear finance charges close to or at the maximum permitted by applicable state law. The interest rates payable on such Notes are fixed, based on interest rates prevailing in the market at the time of sale. Consequently, increases in market interest rates tend to reduce the "spread" or margin between Contract finance charges and the interest rates required by investors and, thus, the potential operating profits to the Company from the purchase, securitization and servicing of Contracts. Operating profits expected to be earned by the Company on portfolios of Contracts previously securitized are insulated from the adverse effects of increasing interest rates because the interest rates on the related Notes were fixed at the time the Contracts were sold. It is reasonable to expect that interest rates may increase in the near to intermediate term. Any future increases in interest rates would likely increase the interest rates on Notes issued in future term securitizations and could have a material adverse effect on the Company's results of operations and liquidity.

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

DEPENDENCE ON DEALERS. The Company is dependent upon establishing and maintaining relationships with unaffiliated Dealers to supply it with Contracts. During the nine months ended September 30, 2005, no Dealer accounted for as much as 2.0% of the Contracts purchased by the Company. The Dealer Agreements do not require Dealers to submit a minimum number of Contracts for purchase by the Company. The failure of Dealers to submit Contracts that meet the Company's underwriting criteria would have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

In August and September 2005, two plaintiffs represented by the same law firm filed substantially identical lawsuits in the federal district court for the northern district of Illinois, each of which purports to be a class action, and each of which alleges that CPS improperly accessed consumer credit information. CPS believes that it has one or more defenses to each of the claims made in these lawsuits, but the cases have just commenced, and no discovery has yet been conducted. Accordingly, there can be no assurance as to their outcomes.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2005, the Company purchased a total of 85,803 shares of its common stock, as described in the following table:

                      ISSUER PURCHASES OF EQUITY SECURITIES


                                                   TOTAL NUMBER OF SHARES   APPROXIMATE DOLLAR VALUE
                     TOTAL NUMBER      AVERAGE      PURCHASED AS PART OF     OF SHARES THAT MAY YET
                       OF SHARES     PRICE PAID      PUBLICLY ANNOUNCED      BE PURCHASED UNDER THE
    PERIOD (1)         PURCHASED      PER SHARE     PLANS OR PROGRAMS(2)        PLANS OR PROGRAMS
July 2005               20,050          $4.59              20,050                   1,273,225

August 2005             34,156          $4.92              34,156                   1,105058

September 2005          31,597          $5.01              31,597                    946,715

Total                   85,803          $4.88              85,803

-------------------
(1) EACH MONTHLY PERIOD IS THE CALENDAR MONTH.
(2) THE COMPANY ANNOUNCED IN AUGUST 2000 ITS INTENTION TO PURCHASE UP TO $5 MILLION OF ITS OUTSTANDING SECURITIES, INCLUSIVE OF ANNUAL $1 MILLION SINKING FUND REDEMPTIONS ON ITS RISING INTEREST REDEEMABLE SUBORDINATED SECURITIES DUE 2006. IN OCTOBER 2002, THE JULY 2000 PROGRAM HAVING BEEN EXHAUSTED, THE COMPANY'S BOARD OF DIRECTORS AUTHORIZED THE PURCHASE OF UP TO AN ADDITIONAL $5 MILLION OF SUCH SECURITIES, WHICH PROGRAM WAS FIRST ANNOUNCED IN THE COMPANY'S ANNUAL REPORT FOR THE YEAR 2002, FILED ON MARCH 26, 2003. ALL PURCHASES DESCRIBED IN THE TABLE ABOVE WERE UNDER THE PLAN ANNOUNCED IN MARCH 2003, WHICH HAS NO FIXED EXPIRATION DATE.

ITEM 6. EXHIBITS

The exhibits listed below are filed with this report. The Company disclaims any implication that disclaims any implication that the agreements filed as exhibits
10.1 and 10.2 are other than agreements entered into in the ordinary course of its business.


10.1 Amendment No. 1 to Amended and Restated Sale and Servicing Agreement dated as of June 29, 2005, by and among Page Funding LLC ("PFLLC"), the Company and Wells Fargo Bank, National Association ("WFBNA"). (Incorporated by reference to exhibit 10.1 filed with the Company's report on Form 8-K filed September 1, 2005,)

10.2 Supplement as of August 31, 2005 to Indenture dated as of September 30, 2004 by and among PFLLC, UBS Real Estate Securities, Inc. ("UBSRES") and WFBNA. (Incorporated by reference to exhibit 10.2 filed with the Company's report on Form 8-K filed September 1, 2005.)

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


Date: November 2, 2005


                           /s/   CHARLES E. BRADLEY, JR.
                           -------------------------------------
                           Charles E. Bradley, Jr.
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (Principal Executive Officer)


Date: November 2, 2005


                           /s/   ROBERT E. RIEDL
                           -------------------------------------------------
                           Robert E. Riedl
                           SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial Officer)