Form 10-K
period 2005-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2006-03-13
CIK 889609

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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

   Indicate by check mark if the registrant is a well-known seasoned issuer, as
   defined in Rule 405 of the Securities Act.                   Yes [ ] No [ X ]

   Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [ X ]

The aggregate market value of the 12,103,138 shares of the registrant's common stock held by non-affiliates, based upon the closing price of the registrant's common stock of $4.55 per share reported by Nasdaq as of June 30, 2005, was approximately $55,069,278. For purposes of this computation, a registrant sponsored pension plan and all directors, executive officers, and beneficial owners of 10 percent or more of the registrant's common stock are deemed to be affiliates. Such determination is not an admission that such plan, directors, executive officers, and beneficial owners are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 6, 2006, was 21,729,543.

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant's 2006 annual shareholders meeting is incorporated by reference into Part III hereof.
================================================================================

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

CPS was incorporated and began its operations in 1991. From inception through December 31, 2005, the Company has purchased approximately $6.1 billion of Contracts from Dealers. In addition, the Company obtained a total of approximately $605 million of Contracts in its 2002, 2003 and 2004 acquisitions, described below. As of December 31, 2005, the Company had a total managed portfolio, net of unearned interest on pre-computed Contracts, of approximately $1.1 billion, including the remaining outstanding balance of Contracts acquired in the acquisitions and $18.0 million of Contracts serviced for non-affiliated owners of the Contracts.


ACQUISITIONS

In March 2002, the Company acquired MFN Financial Corporation and its subsidiaries in a merger (the "MFN Merger"). In May 2003, the Company acquired TFC Enterprises, Inc. and its subsidiaries in a second merger (the "TFC Merger"). MFN Financial Corporation and its subsidiaries ("MFN") and TFC Enterprises, Inc. and its subsidiaries ("TFC") were engaged in businesses similar to that of the Company; buying Contracts from Dealers, financing those Contracts through securitization transactions, and servicing those Contracts. The Company acquired approximately $380 million of Contracts in the MFN Merger, and approximately $150 million in the TFC Merger. MFN ceased acquiring Contracts in March 2002; TFC continues to acquire Contracts under its "TFC Programs," on terms and conditions similar to those it used prior to the TFC Merger. Contracts purchased by TFC during the year ended December 31, 2005 accounted for less than 5% of the Company's total purchases during the year.

The Company on April 2, 2004 acquired (in the "SeaWest Asset Acquisition") $74.9 million in automotive finance receivables and $3.6 million in other assets from SeaWest Financial Corporation and its subsidiaries (collectively, "SeaWest"). The other assets included a $2.8 million note to an affiliate of SeaWest and certain furniture and equipment. In addition, the Company was appointed the successor servicer of three separate term securitization transactions originally sponsored by SeaWest (the "SeaWest Third Party Portfolio").


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

CHANGE IN POLICY

Beginning in the third quarter of 2003, the Company began to structure its term secruitization transactions so that they would be treated for financial accounting purposes as borrowings secured by receivables, rather than as sales of receivables. All subsequent term securitizations of such finance receivables have been so structured.

CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of December 31, 2005 was approximately $1.1 billion (this amount includes $18.0 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees and has no credit risk). See "-- Securitization of Contracts," "-- The Servicing Agreements," "--Management's Discussion and Analysis of Financial Condition and Results of Operations," and "--Liquidity and Capital Resources."


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

MARKETING

The Company directs its marketing efforts to Dealers, rather than to consumers. As of December 31, 2005, the Company was a party to its standard form dealer agreements ("Dealer Agreements") with over 7,300 Dealers. Approximately 92% of these Dealers are franchised new car dealers that sell both new and used cars and the remainder are independent used car dealers. For the year ended December 31, 2005, approximately 81% of the Contracts purchased under the CPS Programs consisted of financing for used cars and the remaining 19% for new cars, as compared to 85% used and 15% new in the year ended December 31, 2004.

The Company establishes relationships with Dealers through employee representatives who contact a prospective Dealer to explain the Company's Contract purchase programs, and thereafter provide Dealer training and support services. As of December 31, 2005, the Company had 84 representatives. The representatives are obligated to represent the Company's financing program exclusively. The Company's representatives present the Dealer with a marketing package, which includes the Company's promotional material containing the terms offered by the Company for the purchase of Contracts, a copy of the Company's standard-form Dealer Agreement, and required documentation relating to Contracts. Marketing representatives have no authority relating to the decision to purchase Contracts from Dealers.

Most of the Dealers under contract with CPS regularly submit Contracts to the Company for purchase, although they are under no obligation to submit any Contracts to the Company, nor is the Company obligated to purchase any Contracts. During the year ended December 31, 2005, no Dealer accounted for more than 1% of the total number of Contracts purchased by the Company under the CPS Programs. Contracts purchased by TFC after the TFC Merger under the TFC Programs are purchased with a dealer marketing strategy that is similar to that of CPS as described above except that the marketing efforts are directed at independent used car dealers and the target obligors are enlisted personnel of the U.S. Armed Forces. The following table sets forth the geographical sources of the Contracts purchased by the Company under the CPS Programs (based on the addresses of the customers as stated on the Company's records) during the years ended December 31, 2005 and 2004. Contracts purchased by TFC after the TFC Merger are not included because such purchases accounted for less than 10% of the total purchases during the year. All Contracts are acquired from Dealers located within the United States.

                               CONTRACTS PURCHASED DURING THE YEAR ENDED (1)
                            ----------------------------------------------------
                                DECEMBER 31, 2005          DECEMBER 31, 2004
                            ----------------------------------------------------
                               NUMBER     PERCENT (2)     NUMBER     PERCENT (2)
                            ------------ ------------- ------------ ------------
Texas                             4,734         10.7%        3,422        12.1%
California                        3,981          9.0%        2,431         8.6%
Ohio                              3,311          7.5%        1,437         5.1%
Florida                           3,151          7.1%        1,731         6.1%
Pennsylvania                      2,732          6.2%        1,676         5.9%
Lousiana                          2,268          5.1%        1,949         6.9%
Illinois                          2,188          4.9%        1,312         4.6%
North Carolina                    2,003          4.5%        1,390         4.9%
Maryland                          1,933          4.4%        1,373         4.8%
Kentucky                          1,851          4.2%        1,118         3.9%
Michigan                          1,883          4.2%        1,121         4.0%
New York                          1,617          3.6%        1,102         3.9%
Virginia                          1,379          3.1%        1,043         3.7%
Georgia                           1,277          2.9%        1,263         4.5%
Other States                     10,068         22.7%        6,008        21.2%
                            ------------ ------------- ------------ ------------
                 Total            44,376       100.0%        28,376      100.0%
                            ============ ============= ============ ============


------------
(1) EXCLUDES PURCHASES UNDER THE TFC PROGRAMS.
(2) AMOUNTS MAY NOT TOTAL 100% DUE TO ROUNDING.


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

Upon receipt of information from a Dealer, the Company's proprietary automated decisioning system orders a credit report to document the buyer's credit history. If, upon review by the automated decisioning systems, or in some cases, a Company credit analyst, it is determined that the Contract meets the Company's underwriting criteria, or would meet such criteria with modification, the Company requests and reviews further information and supporting documentation and, ultimately, decides whether to approve the Contract for purchase. When presented with an application, the Company attempts to notify the Dealer within two hours as to whether it would purchase the related Contract.

The actual agreement for purchase of the vehicle ("Contract") is prepared by the Dealer. The Dealer also arranges for recording the Company's lien on the vehicle. After the appropriate documents are signed by the Dealer and the customer, the Dealer sends the Contract and related supporting documentation to the Company. Upon receipt, the Company performs certain other underwriting and review procedures after which, if all the appropriate criteria are satisfied, the Contract is purchased by the Company.

The Company purchases Contracts under the CPS Programs from Dealers at a price generally equal to the total amount financed under the Contracts, adjusted for an acquisition fee, which may either increase or decrease the Contract purchase price paid by the Company. The amount of the acquisition fee, and whether it results in an increase or decrease to the Contract purchase price, is based on the perceived credit risk and, in some cases, the interest rate on the Contract. For the years ended December 31, 2005, 2004 and 2003, the average acquisition fee charged per Contract purchased under the CPS Programs was $150, $226 and $372, respectively, or 1.0%, 1.6% and 2.7%, respectively, of the amount financed.

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

The Company believes that its objective underwriting criteria enable it to evaluate effectively the creditworthiness of Sub-Prime Customers and the adequacy of the financed vehicle as security for a Contract. These criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the Contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability; and other factors. Specifically, the Company's guidelines for the CPS Programs generally limit the maximum principal amount of a purchased Contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. The Company does not finance vehicles that are more than eight model years old or have in excess of 85,000 miles. Under most CPS Programs, the maximum term of a purchased Contract is 72 months; a shorter maximum term may be applied based on the mileage of the vehicle, and Contracts with the maximum term of 72 months may be purchased if the customer is among the more creditworthy of CPS's obligors and the vehicle is generally not more than two model years old and has less than 35,000 miles. Contract purchase criteria are subject to change from time to time as circumstances may warrant. Upon receiving this information with the customer's application, the Company's underwriters verify the customer's employment, residency, insurance and credit information provided by the customer by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, prior to purchasing a Contract under the CPS Programs, CPS contacts each customer by telephone to confirm that the Customer understands and agrees to the terms of the related Contract.

CREDIT SCORING. Under the CPS Programs, the Company uses a proprietary scoring model to assign to each Contract a "credit score" at the time the application is received from the Dealer and the customer's credit information is retrieved from the credit reporting agencies. The credit score is based on a variety of parameters, such as the customer's employment and residence stability, the customer's income, the monthly payment amount, the loan-to-value ratio and the age and mileage of the vehicle. The Company has developed the credit score as a means of improving its allocation of credit evaluation resources, and managing the risk inherent in the sub-prime market.

CHARACTERISTICS OF CONTRACTS. All of the Contracts purchased by the Company are fully amortizing and provide for level payments over the term of the Contract. The average original principal amount financed, under the CPS Programs and in the year ended December 31, 2005, was $14,875, with an average original term of 62 months and an average down payment amount of 13.4%. Based on information contained in customer applications, for this 12-month period, the retail purchase price of the related automobiles averaged $15,278 (which excludes tax, license fees, and any additional costs such as a maintenance contract), the average age of the vehicle at the time the Contract was purchased was three years, and CPS customers averaged approximately 38 years of age, with approximately $39,596 in average annual household income and an average of 5.0 years history with his or her current employer.

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


SERVICING OF CONTRACTS

GENERAL. The Company's servicing activities consist of mailing monthly billing statements; collecting, accounting for and posting of all payments received; responding to customer inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; investigating delinquencies; communicating with the customer to obtain timely payments; repossessing and liquidating the collateral when necessary; collecting deficiency balances; and generally monitoring each Contract and the related collateral.

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

If the Company elects to repossess the vehicle, it assigns the task to an independent local repossession service. Such services are licensed and/or bonded as required by law. When the vehicle is recovered, the repossessor delivers it to a wholesale automobile auction, where it is kept until sold. The Uniform Commercial Code ("UCC") and other state laws regulate repossession sales by requiring that the secured party provide the customer with reasonable notice of the date, time and place of any public sale of the collateral, the date after which any private sale of the collateral may be held and of the customer's right to redeem the financed vehicle prior to any such sale and by providing that any such sale be conducted in a commercially reasonable manner. Financed vehicles that have been repossessed are generally resold by the Company through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the Contract. Such proceeds usually are insufficient to pay the customer's obligation in full, resulting in a deficiency.

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

                                                   DELINQUENCY EXPERIENCE (1)
                                               CPS, MFN, TFC AND SEAWEST COMBINED


                                                           DECEMBER 31, 2005         DECEMBER 31, 2004         DECEMBER 31, 2003
                                                        -----------------------   -----------------------   -----------------------
                                                        NUMBER OF                 NUMBER OF                 NUMBER OF
                                                        CONTRACTS      AMOUNT     CONTRACTS      AMOUNT     CONTRACTS      AMOUNT
                                                        ----------   ----------   ----------   ----------   ----------   ----------
DELINQUENCY EXPERIENCE                                                            (Dollars in thousands)
Gross servicing portfolio (1) .......................       95,942   $1,117,085       83,018   $  873,880       84,860   $  773,220
Period of delinquency (2)
31-60 days ..........................................        2,353       24,050        2,106       19,010        2,506       17,982
61-90 days ..........................................        1,076       10,190        1,069        8,051        1,340        8,942
91+ days ............................................        1,056        7,985        1,176        7,758        1,522        9,452
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies (2) .............................        4,485       42,225        4,351       34,819        5,368       36,376
Amount in repossession (3) ..........................        1,337       13,538        1,408       14,090        1,242       11,751
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies and
   amount in repossession (2) .......................        5,822   $   55,763        5,759   $   48,909        6,610   $   48,127
                                                        ==========   ==========   ==========   ==========   ==========   ==========

Delinquencies as a percentage
   of gross servicing portfolio .....................        4.7 %        3.8 %        5.2 %        4.0 %        6.3 %        4.7 %

Total delinquencies and
   amount in repossession as a
   percentage of gross servicing
   portfolio ........................................        6.1 %        5.0 %        6.9 %        5.6 %        7.8 %        6.2 %

EXTENSION EXPERIENCE
Contracts with One Extension (4) ....................       10,602   $   95,413        9,661   $   86,138       10,004   $   76,617
Contracts with Two or More
   Extensions (4) ...................................        4,575       29,428        4,383       23,659        7,347       34,224
                                                        ----------   ----------   ----------   ----------   ----------   ----------

Total Contracts with Extensions .....................       15,177   $  124,841       14,044   $  109,797       17,351   $  110,841
                                                        ==========   ==========   ==========   ==========   ==========   ==========


                                                               CPS

                                                           DECEMBER 31, 2005         DECEMBER 31, 2004         DECEMBER 31, 2003
                                                        -----------------------   -----------------------   -----------------------
                                                        NUMBER OF                 NUMBER OF                 NUMBER OF
                                                        CONTRACTS      AMOUNT     CONTRACTS      AMOUNT     CONTRACTS      AMOUNT
                                                        ----------   ----------   ----------   ----------   ----------   ----------
DELINQUENCY EXPERIENCE                                                            (Dollars in thousands)
Gross servicing portfolio (1) .......................       83,643   $1,017,273       59,124   $  706,810       47,615   $  543,776
Period of delinquency (2)
31-60 days ..........................................        1,950       21,949        1,302       14,546        1,175       11,766
61-90 days ..........................................          798        8,518          520        5,430          657        5,719
91+ days ............................................          473        4,807          288        3,139          393        3,105
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies (2) .............................        3,221       35,274        2,110       23,115        2,225       20,590
Amount in repossession (3) ..........................        1,148       11,676          891        9,929          725        8,434
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies and
   amount in repossession (2)........................        4,369   $   46,950        3,001   $   33,044        2,950   $   29,024
                                                        ==========   ==========   ==========   ==========   ==========   ==========

Delinquencies as a percentage
   of gross servicing portfolio .....................        3.9 %        3.5 %        3.6 %        3.3 %        4.7 %        3.8 %

Total delinquencies and
   amount in repossession as a
   percentage of gross servicing
   portfolio ........................................        5.2 %        4.6 %        5.1 %        4.7 %        6.2 %        5.3 %

EXTENSION EXPERIENCE
Contracts with One Extension (4).....................        9,120   $   87,784        6,226   $   68,156        4,500   $   52,997
Contracts with Two or More
   Extensions (4) ...................................        3,247       24,797        1,324       12,963        1,354        9,702
                                                        ----------   ----------   ----------   ----------   ----------   ----------

Total Contracts with Extensions......................       12,367   $  112,581        7,550   $   81,119        5,854   $   62,699
                                                        ==========   ==========   ==========   ==========   ==========   ==========


                                                               MFN

                                                           DECEMBER 31, 2005         DECEMBER 31, 2004         DECEMBER 31, 2003
                                                        -----------------------   -----------------------   -----------------------
                                                        NUMBER OF                 NUMBER OF                 NUMBER OF
                                                        CONTRACTS      AMOUNT     CONTRACTS      AMOUNT     CONTRACTS      AMOUNT
                                                        ----------   ----------   ----------   ----------   ----------   ----------
DELINQUENCY EXPERIENCE                                                            (Dollars in thousands)
Gross servicing portfolio (1) .......................        1,468   $    3,036        6,647   $   18,255       20,282   $   77,717
Period of delinquency (2)
31-60 days ..........................................           98          167          233          457          769        2,128
61-90 days ..........................................           73          108          175          365          327          843
91+ days ............................................           69          112          137          254          227          532
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies (2) .............................          240          387          545        1,076        1,323        3,503
Amount in repossession (3) ..........................           15           45          111          475          369        1,899
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies and
   amount in repossession (2) .......................          255   $      432          656   $    1,551        1,692   $    5,402
                                                        ==========   ==========   ==========   ==========   ==========   ==========

Delinquencies as a percentage
   of gross servicing portfolio .....................       16.3 %       12.7 %        8.2 %        5.9 %        6.5 %        4.5 %

Total delinquencies and
   amount in repossession as a
   percentage of gross servicing
   portfolio ........................................       17.4 %       14.2 %        9.9 %        8.5 %        8.3 %        7.0 %

EXTENSION EXPERIENCE
Contracts with One Extension (4) ....................          281   $      531        1,530   $    4,352        5,197   $   21,560
Contracts with Two or More
   Extensions (4) ...................................          716        1,469        2,609        8,043        5,707       23,050
                                                        ----------   ----------   ----------   ----------   ----------   ----------

Total Contracts with Extensions .....................          997   $    2,000        4,139   $   12,395       10,904   $   44,610
                                                        ==========   ==========   ==========   ==========   ==========   ==========


                                                               TFC

                                                           DECEMBER 31, 2005         DECEMBER 31, 2004         DECEMBER 31, 2003
                                                        -----------------------   -----------------------   -----------------------
                                                        NUMBER OF                 NUMBER OF                 NUMBER OF
                                                        CONTRACTS      AMOUNT     CONTRACTS      AMOUNT     CONTRACTS      AMOUNT
                                                        ----------   ----------   ----------   ----------   ----------   ----------
DELINQUENCY EXPERIENCE                                                            (Dollars in thousands)
Gross servicing portfolio (1) .......................        7,856   $   81,016       11,278   $  107,635       16,963   $  151,727
Period of delinquency (2)
31-60 days ..........................................          190        1,409          342        2,589          562        4,088
61-90 days ..........................................          140        1,208          226        1,375          356        2,380
91+ days ............................................          336        2,295          409        2,225          902        5,815
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies (2) .............................          666        4,912          977        6,189        1,820       12,283
Amount in repossession (3) ..........................           98        1,191          180        1,977          148        1,418
                                                        ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies and
   amount in repossession (2) .......................          764   $    6,103        1,157   $    8,166        1,968   $   13,701
                                                        ==========   ==========   ==========   ==========   ==========   ==========

Delinquencies as a percentage
   of gross servicing portfolio .....................        8.5 %        6.1 %        8.7 %        5.8 %       10.7 %        8.1 %

Total delinquencies and
   amount in repossession as a
   percentage of gross servicing
   portfolio ........................................        9.7 %        7.5 %       10.3 %        7.6 %       11.6 %        9.0 %

EXTENSION EXPERIENCE
Contracts with One Extension (4) ....................          424   $    3,272          446   $    3,599          307   $    2,061
Contracts with Two or More
   Extensions (4) ...................................           55          209          114          446          286        1,472
                                                        ----------   ----------   ----------   ----------   ----------   ----------

Total Contracts with Extensions .....................          479   $    3,481          560   $    4,045          593   $    3,533
                                                        ==========   ==========   ==========   ==========   ==========   ==========


                                       9

                                        SEAWEST ACQUIRED

                                          DECEMBER 31, 2005         DECEMBER 31, 2004
                                       -----------------------   -----------------------
                                       NUMBER OF                 NUMBER OF
                                       CONTRACTS      AMOUNT     CONTRACTS      AMOUNT
                                       ----------   ----------   ----------   ----------
DELINQUENCY EXPERIENCE                               (DOLLARS IN THOUSANDS)
Gross servicing portfolio (1) ......        2,975   $   15,758        5,969   $   41,181
Period of delinquency (2)
31-60 days .........................          115          525          229        1,418
61-90 days .........................           65          356          148          881
91+ days ...........................          178          771          342        2,140
                                       ----------   ----------   ----------   ----------
Total delinquencies (2) ............          358        1,652          719        4,439
Amount in repossession (3) .........           76          626          226        1,714
                                       ----------   ----------   ----------   ----------
Total delinquencies and
   amount in repossession (2) ......          434   $    2,278          945   $    6,153
                                       ==========   ==========   ==========   ==========

Delinquencies as a percentage
   of gross servicing portfolio ....       12.0 %       10.5 %       12.1 %       10.8 %

Total delinquencies and
   amount in repossession as a
   percentage of gross servicing
   portfolio .......................       14.6 %       14.5 %       15.8 %       14.9 %

EXTENSION EXPERIENCE
Contracts with One Extension (4) ...          777   $    3,826        1,459   $   10,031
Contracts with Two or More
   Extensions (4) ..................          557        2,953          336        2,208
                                       ----------   ----------   ----------   ----------

Total Contracts with Extensions ....        1,334   $    6,779        1,795   $   12,239
                                       ==========   ==========   ==========   ==========

------------------
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE AMOUNT REMAINING TO BE REPAID ON EACH CONTRACT, INCLUDING, FOR PRE-COMPUTED CONTRACTS, ANY UNEARNED INTEREST. THE INFORMATION IN THE TABLE REPRESENTS THE GROSS PRINCIPAL AMOUNT OF ALL CONTRACTS PURCHASED BY THE COMPANY, INCLUDING CONTRACTS SUBSEQUENTLY SOLD BY THE COMPANY IN SECURITIZATION TRANSACTIONS THAT IT CONTINUES TO SERVICE. THE TABLE DOES NOT INCLUDE CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO.
(2) THE COMPANY CONSIDERS A CONTRACT DELINQUENT WHEN AN OBLIGOR FAILS TO MAKE AT LEAST 90% OF A CONTRACTUALLY DUE PAYMENT BY THE FOLLOWING DUE DATE, WHICH DATE MAY HAVE BEEN EXTENDED WITHIN LIMITS SPECIFIED IN THE SERVICING AGREEMENTS. THE PERIOD OF DELINQUENCY IS BASED ON THE NUMBER OF DAYS PAYMENTS ARE CONTRACTUALLY PAST DUE. CONTRACTS LESS THAN 31 DAYS DELINQUENT ARE NOT INCLUDED.
(3) AMOUNT IN REPOSSESSION REPRESENTS THE CONTRACT BALANCE ON FINANCED VEHICLES THAT HAVE BEEN REPOSSESSED BUT NOT YET LIQUIDATED. THIS AMOUNT IS NOT NETTED WITH THE SPECIFIC RESERVE TO ARRIVE AT THE ESTIMATED ASSET VALUE LESS COSTS TO SELL.
(4) THE AGING CATEGORIES SHOWN IN THE TABLES REFLECT THE IMPACT OF EXTENSIONS.


EXTENSIONS

The Company may offer a customer an extension, under which the customer and the Company agree to move past due payments to the end of the Contract term. In such cases the customer must sign an agreement for the extension, and may pay a fee representing partial payment of accrued interest. The Company's policies, and its contractual arrangements for its warehouse and securitization transactions, limit the number of extensions that may be granted. In general, a customer may arrange for an extension no more than once every 12 months, not to exceed four extensions over the life of the Contract.

If a customer is granted such an extension, the date next due is advanced and the Contract is classified as current for delinquency aging purposes. Subsequent delinquency aging classifications would be based on the future payment performance of the Contract.

Included in Total Contracts with Extensions in the tables above, as of December 31, 2005, there were 1,449, five, one, and ten Contracts, in the CPS, MFN, TFC and SeaWest Acquired portfolios respectively, that received extensions as a result of the impact of the hurricanes that took place during August and September of 2005.

                          NET CHARGE-OFF EXPERIENCE (1)

                                                         YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    2005         2004           2003
                                                 ---------     ---------     ---------
                                                         (DOLLARS IN THOUSANDS)
        CPS, MFN, TFC and SeaWest Combined
Average servicing portfolio outstanding ......   $ 966,295     $ 796,436     $ 674,523
Net charge-offs as a percentage of average
servicing portfolio (2) ......................       5.3 %         7.8 %         6.8 %


                        CPS
Average servicing portfolio outstanding ......   $ 856,436     $ 623,639     $ 483,647
Net charge-offs as a percentage of average
servicing portfolio (2) ......................       4.9 %         5.7 %         4.7 %


                        MFN
Average servicing portfolio outstanding ......   $   7,376     $  38,569     $ 123,140
Net charge-offs as a percentage of average
servicing portfolio (2) ......................       (54.8)%        (0.5)%      12.6 %


                        TFC
Average servicing portfolio outstanding ......   $  77,745     $ 102,467     $ 133,428
Net charge-offs as a percentage of average
servicing portfolio (2) (3) ..................       8.4 %        11.9 %        11.3 %


             SEAWEST ACQUIRED (4) (5)
Average servicing portfolio outstanding.......   $   2,738     $  54,040
Net charge-offs as a percentage of average
servicing portfolio (2) ......................      26.5 %        37.4 %

-------------------------
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL CONTRACTS SERVICED BY THE COMPANY (EXCLUDING CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO).
(2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF.
(3) TFC CONTRACTS ARE EXPECTED TO CHARGE-OFF AT RATES GREATER THAN CPS. TO PARTIALLY COMPENSATE FOR THIS HIGHER RISK, TFC CONTRACTS ARE PURCHASED WITH A HIGHER ACQUISITION FEE THAN CPS CONTRACTS.
(4) CHARGE-OFF AMOUNTS ARE BEFORE CONSIDERATION OF THE ACQUISITION PURCHASE DISCOUNT.
(5) THE 2004 PERIOD REPRESENTS THE PERIOD MARCH 1, 2004 THROUGH DECEMBER 31,
2004.


SECURITIZATION OF CONTRACTS

The Company purchases Contracts for resale in or to be financed through securitization transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 1 of Notes to Consolidated Financial Statements. During 2005, the Company funded such purchases primarily with proceeds from three short-term revolving warehouse lines of credit. As of December 31, 2005, the Company had $350 million in warehouse credit capacity, in the form of a $200 million facility and a $150 million facility. The first facility provides funding for Contracts purchased under the TFC Programs while both warehouse facilities provide funding for Contracts purchased under the CPS Programs. A third facility in the amount of $125 million, which the Company utilized to fund Contracts under the CPS and TFC Programs, was terminated by the company on June 29, 2005. These facilities are independent of each other. With the two currently existing facilities, two different financial institutions purchase the notes issued by these facilities. Up to 80% of the principal balance of Contracts may be advanced to the Company under these facilities, subject to collateral tests and certain other conditions and covenants. Long-term funding for the purchase of Contracts is achieved by the Company through term securitization transactions, in which the liabilities (the asset-backed securities) are repaid as the underlying Contracts amortize. Proceeds from term securitization transactions are used primarily to repay the warehouse facilities. The Company completed five term securitization transactions in each of 2004 and 2005.

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

In its securitization transactions, the Company generally warrants that, to the best of the Company's knowledge, no such liens or claims are pending or threatened with respect to a financed vehicle that may be or become prior to or equal with the lien of the related Contracts. In the event that any of the Company's representations or warranties proves to be incorrect, the Trust would be entitled to require the Company to repurchase the Contract relating to such financed vehicle.


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

The Company is entitled under most of the Servicing Agreements to receive a base monthly servicing fee between 2.5% and 3.5% per annum computed as a percentage of the declining outstanding principal balance of the non-charged-off Contracts in the pool. Each month, after payment of the Company's base monthly servicing fee and certain other fees, the Trust receives the paid principal reduction of the Contracts in its pool and interest thereon at the fixed rate that was agreed when the Contracts were sold to the Trust. If, in any month, collections on the Contracts are insufficient to pay such amounts and any principal reduction due to charge-offs, the shortfall is satisfied from the Spread Account established in connection with the sale of the pool. The "Spread Account" is an account established at the time the Company sells a pool of Contracts, to provide security to the Note Insurers, as defined below. If collections on the Contracts exceed such amounts, the excess is utilized, first, to build up or replenish the Spread Account or other credit enhancement to the extent required, second, in certain cases to cover deficiencies in Spread Accounts for other pools, and the balance, if any, constitutes excess cash flows, which are distributed to the Company.

Pursuant to the Servicing Agreements, the Company is generally required to charge off the balance of any Contract by the earlier of the end of the month in which the Contract becomes five scheduled installments past due or, in the case of repossessions, the month that the proceeds from the liquidation of the financed vehicle are received by the Company or if the vehicle has been in repossession inventory for more than 90 days. In the case of repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted Contract and the net repossession sale proceeds. In the event collections on the Contracts are not sufficient to pay to the holders of interests in the Trust ("Noteholders") the entire principal balance of Contracts charged off during the month, the trustee draws on the related Spread Account to pay the Noteholders. The amount drawn would then have to be restored to the Spread Account from future collections on the Contracts remaining in the pool before the Company would again be entitled to receive excess cash. In addition, the Company would not be entitled to receive any further monthly servicing fees with respect to the charged-off Contracts. Subject to any recourse against the Company in the event of a breach of the Company's representations and warranties with respect to any Contracts and after any recourse to any Note Insurer guarantees backing the Notes, as defined below, the Noteholders bear the risk of all charge-offs on the Contracts in excess of the Spread Account. The Noteholders'rights with respect to distributions from the Trusts are senior to the Company's rights. Accordingly, variation in performance of pools of Contracts affects the Company's ultimate realization of value derived from such Contracts.

The Servicing Agreements are terminable by the insurers of certain of the Trust's payment obligations ("Note Insurers") in the event of certain defaults by the Company and under certain other circumstances. Were a Note Insurer in the future to exercise its option to terminate the Servicing Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. The Company continues to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Servicing Agreements.


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


EMPLOYEES

As of December 31, 2005, the Company had 742 full-time and 7 part-time employees. The breakdown of the employees is as follows: 6 are senior management personnel, 396 are collections personnel, 153 are Contract origination personnel, 99 are marketing personnel (84 of whom are marketing representatives), 68 are operations and systems personnel, and 27 are administrative personnel. The Company believes that its relations with its employees are good. The Company is not a party to any collective bargaining agreement.


ITEM 1A. RISK FACTORS


WE REQUIRE A SUBSTANTIAL AMOUNT OF CASH TO SERVICE OUR DEBT

         To service our existing indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors, including our successful financial and operating performance. We cannot assure you that our business strategy will succeed or that we will achieve our anticipated financial results. Our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include, without limitation:

         o the current economic and competitive conditions in the asset-backed securities market;
         o    the current credit quality of our motor vehicle contracts;
         o    the performance of our residual interests;
         o    any operating difficulties or pricing pressures we may experience;
         o    our ability to obtain credit enhancement;
         o    our ability to establish and maintain dealer relationships;
         o    the passage of laws or regulations that affect us adversely;
         o    any delays in implementing any strategic projects we may have;
         o    our ability to compete with our competitors; and
         o    our ability to acquire motor vehicle contracts

         Depending upon the outcome of one or more of these factors, we may not be able to generate sufficient cash flow from operations or to obtain sufficient funding to satisfy all of our obligations. If we were unable to pay our debts, we would be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. These alternative strategies might not be feasible at the time, might prove inadequate or could require the prior consent of our senior secured and unsecured lenders.


WE NEED SUBSTANTIAL LIQUIDITY TO OPERATE OUR BUSINESS

         We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings from a private equity fund and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our operations through either or a combination of (1) future access to the capital markets for equity or debt issuances, including securitizations or (2) future borrowings or other financings on acceptable terms to us.

         If we were unable to access the capital markets or obtain acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

         o    acquire motor vehicle contracts;
         o fund overcollateralization in warehouse facilities and securitizations;
         o    pay securitization fees and expenses;
         o    fund spread accounts in connection with securitizations;
         o    satisfy working capital requirements and pay operating expenses;
              and
         o    pay interest expense.

         Prior to the third quarter of 2003, when we securitized our motor vehicle contracts, we reported a gain on the sale of those contracts. This gain represented a substantial portion of our revenues prior to the third quarter of 2003. However, although we reported this gain at the time of sale, we received the monthly cash payments on those contracts (representing revenue previously recognized) over the life of the motor vehicle contracts, rather than at the time of sale. As a result, a substantial portion of our reported revenues prior to the third quarter of 2003 did not represent immediate cash liquidity.


OUR RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO SECURE AND MAINTAIN CREDIT AND WAREHOUSE FINANCING ON FAVORABLE TERMS.

         We depend on credit and warehouse facilities to finance our purchases of motor vehicle contracts. Our business strategy requires that these credit and warehouse financing sources continue to be available to us from the time of purchase or origination of a motor vehicle contract until its sale through a securitization.

         Our primary source of day-to-day liquidity is our warehouse lines of credit, in which we sell or pledge motor vehicle contracts, as often as twice a week, to special-purpose affiliated entities where they are "warehoused" until they are securitized. We depend substantially on two warehouse lines of credit:
(i) a $150 million warehouse line of credit, which we opened in November 2005 and, unless earlier terminated upon the occurrence of certain events, will expire in November 2006 and (ii) a $200 million warehouse line of credit, which was executed in June 2004 and, unless earlier terminated upon the occurrence of certain events, will expire in June 2007. Both lines are renewable with the mutual agreement of the parties. These warehouse facilities will remain available to us only if, among other things, we comply with certain financial covenants contained in the documents governing these facilities. These warehouse facilities may not be available to us in the future and we may not be able to obtain other credit facilities on favorable terms to fund our operations.

         If we were unable to arrange new warehousing or credit facilities or extend our existing warehouse or credit facilities when they come due, our results of operations, financial condition and cash flows could be materially and adversely affected.


OUR RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO SECURITIZE OUR PORTFOLIO OF MOTOR VEHICLE CONTRACTS.

          We are dependent upon our ability to continue to finance pools of motor vehicle contracts in term securitizations in order to generate cash proceeds for new purchases of motor vehicle contracts. We have historically depended on securitizations of motor vehicle contracts to provide permanent financing of those contracts. By "permanent financing" we mean financing that extends to cover the full term of the contracts. By contrast, our warehouse credit facilities permit us to borrow against the value of such receivables only for limited times. There can be no assurance that any securitization transaction will be available on terms acceptable to us, or at all. The timing of any securitization transaction is affected by a number of factors beyond our control, any of which could cause substantial delays, including, without limitation,

         o    market conditions;
         o    the approval by all parties of the terms of the securitization;
         o    the availability of credit enhancement on acceptable terms; and
         o our ability to acquire a sufficient number of motor vehicle contracts for securitization

         Adverse changes in the market for securitized contract pools may result in our inability to securitize contracts and may result in a substantial extension of the period during which our contracts are financed through our warehouse facilities, which would burden our financing capabilities, could require us to curtail our purchase of contracts, and could have a material adverse effect on us.


OUR RESULTS OF OPERATIONS WILL DEPEND ON CASH FLOWS FROM OUR RESIDUAL INTERESTS IN OUR SECURITIZATION PROGRAM AND OUR WAREHOUSE CREDIT FACILITIES.

         When we sell or pledge our motor vehicle contracts in securitizations and warehouse credit facilities, we receive cash and a residual interest in the securitized assets. This residual interest represents the right to receive the future cash flows to be generated by the motor vehicle contracts in excess of
(i) the interest and principal paid to investors on the indebtedness issued in connection with the financing (ii) the costs of servicing the contracts and
(iii) certain other costs incurred in connection with completing and maintaining the securitization or warehousing. We sometimes refer to these future cash flows as "excess spread cash flows."

         Under the financial structures we have used to date in our securitizations and warehouse credit facilities, excess spread cash flows that would otherwise be paid to the holder of the residual interest are used to increase overcollateralization or are retained in a spread account within the securitization trusts or the warehouse facility to provide liquidity and credit enhancement for the related securities.

         While the specific terms and mechanics of each spread account vary among transactions, our securitization and warehousing agreements generally provide that we will receive excess spread cash flows only if the amount of overcollateralization and spread account balances have reached specified levels and/or the delinquency, defaults or net losses related to the contracts in the motor vehicle contract pools are below certain predetermined levels. In the event delinquencies, defaults or net losses on contracts exceed these levels, the terms of the securitization or warehouse facility:

         o may require increased credit enhancement, including an increase in the amount required to be on deposit in the spread account, to be accumulated for the particular pool;
         o    may restrict the distribution to us of excess spread cash flows associated with other securitized or warehoused pools; and
         o    in certain circumstances, may permit affected parties to require the transfer of servicing on some or all of the securitized or warehoused contracts to another servicer.

         We typically retain or sell residual interests or use them as collateral to borrow cash. In any case, the future excess spread cash flow received in respect of the residual interests are integral to the financing of our operations. The amount of cash received from residual interests depends in large part on how well our portfolio of securitized and warehoused motor vehicle contracts performs. If our portfolio of warehoused and securitized motor vehicle contracts has higher delinquency and loss ratios than expected, then the amount of money realized from our retained residual interests, or the amount of money we could obtain from the sale or other financing of our residual interests, would be reduced, which could have an adverse effect on our operations, financial condition and cash flows.


IF WE ARE UNABLE TO OBTAIN CREDIT ENHANCEMENT FOR OUR SECURITIZATION PROGRAM OR OUR WAREHOUSE CREDIT FACILITIES UPON FAVORABLE TERMS, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         In our securitizations, we typically utilize credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guarantees certain interest and principal payments on the securities issued in our securitizations. These guarantees enable these securities to achieve the highest credit rating available. This form of credit enhancement reduces the costs of our securitizations relative to alternative forms of credit enhancements currently available to us. None of such financial guaranty insurance companies is required to insure future securitizations. As we pursue future securitizations, we may not be able to obtain:

         o credit enhancement in any form from financial guaranty insurance companies or any other provider of credit enhancement on acceptable terms; or
         o    similar ratings for future securitizations.


IF OUR PORTFOLIO OF MOTOR VEHICLE CONTRACTS EXPERIENCES HIGHER LEVELS OF DEFAULTS, DELINQUENCIES OR LOSSES THAN WE ANTICIPATE, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         We specialize in the purchase, sale and servicing of contracts to finance automobile purchases by customers with impaired or limited credit histories or "sub-prime" customers, which entail a higher risk of non-performance, higher delinquencies and higher losses than contracts with more creditworthy customers. While we believe that the underwriting criteria and collection methods we employ enable us to control the higher risks inherent in contracts with sub-prime customers, no assurance can be given that such criteria and methods will afford adequate protection against such risks. We have in the past experienced fluctuations in the delinquency and charge-off performance of our contracts. In the event that portfolios of contracts securitized and serviced by us experience greater defaults, higher delinquencies or higher net losses than anticipated, our income could be negatively affected. A larger number of defaults than anticipated could also result in adverse changes in the structure of future securitization transactions, such as a requirement of increased cash collateral or other credit enhancement in such transactions.

IF THE ECONOMY OF ALL OR CERTAIN REGIONS OF THE UNITED STATES SLOWS OR ENTERS INTO A RECESSION, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         Our business is directly related to sales of new and used automobiles, which are sensitive to employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on "sub-prime" customers, the actual rates of delinquencies, repossessions and losses on our motor vehicle contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general, particularly in the states of Texas, California, Ohio, Florida and Pennsylvania, states in which our motor vehicle contracts are geographically concentrated. Any sustained period of economic slowdown or recession could adversely affect our ability to sell or securitize pools of contracts. The timing of any economic changes is uncertain, and weakness in the economy could have an adverse effect on our business and that of the dealers from which we purchase contracts and result in reductions in our revenues or the cash flows available to us.


IF AN INCREASE IN INTEREST RATES RESULTS IN A DECREASE IN OUR CASH FLOW FROM EXCESS SPREAD, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         Our profitability is largely determined by the difference, or "spread," between the effective interest rate received by us on the motor vehicle contracts that we acquire and the interest rates payable under our warehouse credit facilities during the warehousing period and on the securities issued in our securitizations.

         Several factors affect our ability to manage interest rate risk. Specifically, we are subject to interest rate risk during the period between when motor vehicle contracts are purchased from dealers and when such contracts are sold and financed in a securitization. Interest rates on our warehouse credit facilities are adjustable while the interest rates on the contracts are fixed. Therefore, if interest rates increase, the interest we must pay to the lenders under our warehouse credit facilities is likely to increase while the interest realized by us under those warehoused contracts remains the same, and thus, during the warehousing period, the excess spread cash flow received by us would likely decrease. Additionally, contracts warehoused and then securitized during a rising interest rate environment may result in less excess spread cash flow realized by us under those securitizations as, historically, our securitization facilities pay interest to securityholders on a fixed rate basis set at prevailing interest rates at the time of the closing of the securitization, which may be several months after the contracts securitized were originated and entered the warehouse, while our customers pay fixed rates of interest on the contracts. A decrease in excess spread cash flow could adversely affect our earnings and cash flow.

         To mitigate, but not eliminate, the short-term risk relating to interest rates payable by us under the warehouse facilities, we generally hold motor vehicle contracts in the warehouse facilities for less than four months. To mitigate, but not eliminate, the long-term risk relating to interest rates payable by us in securitizations, we have in the past, and intend to continue to, structure some of our securitization transactions to include pre-funding structures, whereby the amount of securities issued exceeds the amount of contracts initially sold into the securitization. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts into the securitization in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we effectively lock in our borrowing costs with respect to the contracts we subsequently sell into the securitization. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the securities outstanding, the amount as to which there can be no assurance. Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flows on motor vehicle contracts, and thus could adversely affect our earnings and cash flows.

IF WE ARE UNABLE TO SUCCESSFULLY COMPETE WITH OUR COMPETITORS, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         The automobile financing business is highly competitive. We compete with a number of national, local and regional finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation and Ford Motor Credit Corporation. Many of our competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than we do, including greater access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may be unavailable to us. Moreover, our future profitability will be directly related to the availability and cost of our capital relative to that of our competitors. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from manufacturers, which we do not offer. There can be no assurance that we will be able to continue to compete successfully and, as a result, we may not be able to purchase contracts from dealers at a price acceptable to us, which could result in reductions in our revenues or the cash flows available to us.


IF OUR DEALERS DO NOT SUBMIT A SUFFICIENT NUMBER OF SUITABLE MOTOR VEHICLE CONTRACTS TO US FOR PURCHASE, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with motor vehicle contracts. During the year ended December 31, 2005, no dealer accounted for more than 1.0% of the contracts we purchased. The agreements we have with dealers to purchase contracts do not require dealers to submit a minimum number of contracts for purchase. The failure of dealers to submit contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.


IF A SIGNIFICANT NUMBER OF OUR MOTOR VEHICLE CONTRACTS PREPAY OR EXPERIENCE DEFAULTS, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         If motor vehicle contracts that we purchase or service are prepaid or experience defaults, this could materially and adversely affect our results of operations, financial condition and cash flows. Our results of operations, financial condition, cash flows and liquidity, depend, to a material extent, on the performance of motor vehicle contracts that we purchase, warehouse and securitize. A portion of the motor vehicle contracts acquired by us will default or prepay. In the event of payment default, the collateral value of the motor vehicle securing a motor vehicle contract will most likely not cover the outstanding principal balance on that contract and the related costs of recovery. We maintain an allowance for credit losses on motor vehicle contracts held on our balance sheet, which reflects our estimates of probable credit losses which can be reasonably estimated for on-balance sheet securitizations and warehoused contracts. If the allowance is inadequate, then we would recognize the losses in excess of the allowance as an expense and our results of operations could be adversely affected. In addition, under the terms of our warehouse facilities, we are not able to borrow against defaulted motor vehicle contracts.

         Our servicing income can also be adversely affected by prepayment of, or defaults under, motor vehicle contracts in our servicing portfolio. Our contractual servicing revenue is based on a percentage of the outstanding principal balance of the motor vehicle contracts in our servicing portfolio. If motor vehicle contracts are prepaid or charged off, then our servicing revenue will decline while our servicing costs may not decline proportionately.

         The value of our residual interest in the securitized assets in each off-balance sheet securitization reflects our estimate of expected future credit losses and prepayments for the motor vehicle contracts included in that securitization. If actual rates of credit loss or prepayments, or both, on such motor vehicle contracts exceed our estimates, the value of our residual interest and the related cash flow would be impaired. We periodically review our credit loss and prepayment assumptions relative to the performance of the securitized motor vehicle contracts and to market conditions. Our results of operations and liquidity could be adversely affected if actual credit loss or prepayment levels on securitized motor vehicle contracts substantially exceed anticipated levels. Under certain circumstances, we could be required to record an impairment charge through a reduction to interest income.


THE EFFECTS OF TERRORISM AND MILITARY ACTION MAY IMPAIR OUR RESULTS OF
OPERATIONS.

         The long-term economic impact of the events of September 11, 2001, possible future attacks or other incidents and related military action, or current or future military action by United States forces in Iraq and other regions, could have a material adverse effect on general economic conditions, consumer confidence, and market liquidity. No assurance can be given as to the effect of these events on the performance of the motor vehicle contracts. Any adverse impact resulting from these events could materially affect our results of operations, financial condition and cash flows. In addition, activation of a substantial number of U.S. military reservists or members of the National Guard may significantly increase the proportion of contracts whose interest rates are reduced by the application of the Servicemembers' Civil Relief Act, which provides, generally, that an obligor who is covered by the relief act may not be charged interest on the related contract in excess of 6% annually during the period of the obligor's active duty.


IF WE LOSE SERVICING RIGHTS ON OUR PORTFOLIO OF MOTOR VEHICLE CONTRACTS, OUR RESULTS OF OPERATIONS WILL BE IMPAIRED.

         The loss of our servicing rights could materially and adversely affect our results of operations, financial condition and cash flows. Our results of operations, financial condition and cash flows, would be materially and adversely affected if any of the following were to occur:

         o the loss of our servicing rights under the sale and servicing agreements for our warehouse facilities;
         o the loss of our servicing rights under the applicable sale and servicing agreement relating to motor vehicle contracts which we have sold in our securitizations or service on behalf of third parties, including servicing rights acquired from Seawest; or
         o the occurrence of certain trigger events under our insurance agreements with financial guaranty insurance companies or with any other credit enhancer in each of our securitizations that would block the release of excess spread cash flows or cash releases from the spread accounts in those securitizations.

         We are entitled to receive servicing fees only while we act as servicer under the applicable sale and servicing agreement for motor vehicle contracts entered into in connection with our warehouse facilities and securitizations and the agreements under which we service motor vehicle contracts in connection with the Seawest securitizations. Under our warehouse facilities and securitizations and the Seawest securitizations, we may be terminated as servicer upon the occurrence of certain events, including:

         o our failure generally to observe and perform covenants and agreements applicable to us;
         o    certain bankruptcy events involving us; or
         o the occurrence of certain events of default under the documents governing the facilities.


IF WE LOSE KEY PERSONNEL, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED

         Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flows.


IF WE FAIL TO COMPLY WITH REGULATIONS, OUR RESULTS OF OPERATIONS MAY BE
IMPAIRED.

         Failure to materially comply with all laws and regulations applicable to us could materially and adversely affect our ability to operate our business. Our business is subject to numerous federal and state consumer protection laws and regulations, which, among other things:

         o require us to obtain and maintain certain licenses and qualifications;
         o limit the interest rates, fees and other charges we are allowed to charge;
         o limit or prescribe certain other terms of our motor vehicle contracts;
         o    require specific disclosures;
         o    define our rights to repossess and sell collateral; and
         o maintain safeguards designed to protect the security and confidentiality of customer information.

         We believe that we are in compliance in all material respects with all such laws and regulations, and that such laws and regulations have had no material adverse effect on our ability to operate our business. However, we may be materially and adversely affected if we fail to comply with:

         o    applicable laws and regulations;
         o    changes in existing laws or regulations;
         o    changes in the interpretation of existing laws or regulations; or
         o any additional laws or regulations that may be enacted in the future.


IF WE EXPERIENCE UNFAVORABLE LITIGATION RESULTS, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         Unfavorable outcomes in any of our current or future litigation proceedings could materially and adversely affect our results of operations, financial conditions and cash flows. As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. We, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. We are also subject to other litigation common to the motor vehicle industry and businesses in general. The damages and penalties claimed by consumers and others in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

         While we intend to vigorously defend ourselves against such proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.


IF WE EXPERIENCE PROBLEMS WITH OUR ACCOUNTING AND COLLECTION SYSTEMS, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         Problems with our in-house receivables accounting and collection systems could materially and adversely affect our collections and cash flows. Any significant failures or defects with our accounting and collection systems could adversely affect our results of operations, financial conditions and cash flows.

WE HAVE SUBSTANTIAL INDEBTEDNESS

         We have and will continue to have a substantial amount of indebtedness. At December 31, 2005, we had approximately $1.06 billion of debt outstanding.

         Our substantial indebtedness could adversely affect our financial condition by, among other things:

         o increasing our vulnerability to general adverse economic and industry conditions;
         o requiring us to dedicate a substantial portion of our cash flow from operations payments on our indebtedness, thereby reducing amounts available for working capital, capital expenditures and other general corporate purposes;
         o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
         o placing us at a competitive disadvantage compared to our competitors that have less debt; and
         o    limiting our ability to borrow additional funds.

         Although we believe we will generate sufficient free cash flow to service such debt, there is no assurance that we will be able to do so. If we do not generate sufficient operating profits, our ability to make required payments on our debt may be impaired.


BECAUSE WE ARE SUBJECT TO MANY RESTRICTIONS IN OUR EXISTING CREDIT FACILITIES, OUR ABILITY TO PAY DIVIDENDS MAY BE IMPAIRED.

         The terms of our existing credit facilities and our outstanding debt impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may have an adverse impact on our business activities, results of operations and financial condition. These restrictions may also significantly limit or prohibit us from engaging in certain transactions, including the following:

         o    incurring or guaranteeing additional indebtedness;
         o    making capital expenditures in excess of agreed upon amounts;
         o paying dividends or other distributions to our stockholders or redeeming, repurchasing or retiring our capital stock or subordinated obligations;
         o    making investments;
         o creating or permitting liens on our assets or the assets of our subsidiaries;
         o    issuing or selling capital stock of our subsidiaries;
         o    transferring or selling our assets;
         o    engaging in mergers or consolidations;
         o    permitting a change of control of our company;
         o    liquidating, winding up or dissolving our company;
         o changing our name or the nature of our business, or the names or nature of the business of our subsidiaries; and
         o engaging in transactions with our affiliates outside the normal course of business.

         These restrictions may limit our ability to obtain additional sources of capital, which may limit our ability to generate earnings. In addition, the failure to comply with any of the covenants of our existing credit facilities or to maintain certain indebtedness ratios would cause a default under one or more of our credit facilities or our other debt agreements that may be outstanding from time to time. A default, if not waived, could result in acceleration of the related indebtedness, in which case such debt would become immediately due and payable. A continuing default or acceleration of one or more of our credit facilities or any other debt agreement, will likely cause a default and other debt agreements that otherwise would not be in default, in which case all such related indebtedness could be accelerated. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance our indebtedness. Even if any new financing is available, it may not be on terms that are acceptable to us or it may not be sufficient to refinance all of our indebtedness as it becomes due.

FORWARD-LOOKING STATEMENTS

         This report contains certain statements of a forward-looking nature relating to future events or our future performance. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about us and our industry. When used in this prospectus, the words "expects," "believes," "anticipates," "estimates," "intends" and similar expressions are intended to identify forward-looking statements. These statements include, but are not limited to, statements of our plans, strategies and prospects.

         These forward-looking statements are only predictions and are subject to risks and uncertainties that could cause actual events or results to differ materially from those projected. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. We assume no obligation to update these forward-looking statements publicly for any reason. Actual results could differ materially from those anticipated in these forward-looking statements.

         The risk factors discussed above could cause our actual results to differ materially from those expressed in any forward-looking statements.


ITEM  1B. UNRESOLVED STAFF COMMENTS.

Not Applicable


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

In March 1997, the Company established a branch collection facility in Chesapeake, Virginia. The Company leases approximately 28,000 square feet of general office space in Chesapeake, Virginia, at a base rent that is currently $474,537 per year, increasing to $501,542 over a 10-year term.

The remaining three regional servicing centers occupy a total of approximately 51,000 square feet of leased space in Maitland, Florida; Marietta, Georgia and Hinsdale, Illinois. The termination dates of such leases range from 2007 to 2010.


ITEM 3. LEGAL PROCEEDINGS

STANWICH LITIGATION. CPS was for some time a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former chairman of the board of Directors of CPS, is the entity that was obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut. At December 31, 2004, CPS was a defendant only in a cross-claim brought by one of the other defendants in the case, Bankers Trust Company, which asserted a claim of contractual indemnity against CPS.

CPS subsequently settled the cross-claim of Bankers Trust by payment of $3.24 million, in February 2005. Pursuant to that settlement, the court has dismissed the cross-claim, with prejudice. The amount paid by the Company was accrued for and included in Accounts payable and accrued expenses in the Company's balance sheet as of December 31, 2004.

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

OTHER LITIGATION. On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, alleging that plaintiff Coleman was harmed by an alleged failure to refer, in the notice given after repossession of his vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. Plaintiff seeks damages in an unspecified amount, on behalf of a purported nationwide class. CPS removed the case to federal bankruptcy court, and filed a motion for summary judgment as part of its adversary proceeding against the plaintiff in the bankruptcy court. The federal bankruptcy court granted the plaintiff's motion to send the matter back to Alabama state court. CPS has appealed the ruling. Although CPS believes that it has one or more defenses to each of the claims made in this lawsuit, no discovery has yet been conducted and the case is still in its earliest stages. Accordingly, there can be no assurance as to its outcome.

In June 2004, Plaintiff Jeremy Henry filed a lawsuit against the Company in the California Superior Court, San Diego County, alleging improper practices related to the notice given after repossession of a vehicle that he purchased. Plaintiff's motion for a certification of a class has been denied, and is the subject of an appeal now before the California Court of Appeal. Irrespective of the outcome of that appeal, as to which there can be no assurance, the Company has a number of defenses that may be dispositive with respect to the claims of plaintiff Henry.

In August and September 2005, two plaintiffs represented by the same law firm filed substantially identical lawsuits in the federal district court for the northern district of Illinois, each of which purports to be a class action, and each of which alleges that CPS improperly accessed consumer credit information. CPS has reached agreements in principle to settle these cases, which await confirmation by the court.

The Company has recorded a liability as of December 31, 2005 that it believes represents a sufficient allowance for legal contingencies. Any adverse judgment against the Company, if in an amount materially in excess of the recorded liability, could have a material adverse effect on the financial position of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company's executive officers follows:

CHARLES E. BRADLEY, Jr., 46, has been the President and a director of the Company since its formation in March 1991. In January 1992, Mr. Bradley was appointed Chief Executive Officer of the Company. From March 1991 until December 1995 he served as Vice President and a director of CPS Holdings, Inc. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm.

MARK A. CREATURA, 46, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

JEFFREY P. FRITZ, 46, has been Senior Vice President - Accounting since August 2004. He served as a consultant to the Company from May 2004 to August 2004. Previously, he was the Chief Financial Officer of SeaWest Financial Corp. from February 2003 to May 2004, and the Chief Financial Officer of AFCO Auto Finance from April 2002 to February 2003. He practiced public accounting with Glenn M. Gelman & Associates from March 2001 to April 2002 and was Chief Financial Officer of Credit Services Group, Inc. from May 1999 to November 2000. He previously served as the Company's Chief Financial Officer from its inception through May 1999.

CURTIS K. POWELL, 49, has been Senior Vice President - Contract Origination since June 2001. Previously, he was the Company's Senior Vice President - Marketing, from April 1995. He joined the Company in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

ROBERT E. RIEDL, 42, has been Senior Vice President - Chief Financial Officer since August 2003. Mr. Riedl joined the Company as Senior Vice President - Risk Management in January 2003. Mr. Riedl was a Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 2000 to 2002. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of NCA's portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services Corporation from 1995 until joining SLP Capital in 1999.

CHRISTOPHER TERRY, 38, has been Senior Vice President - Asset Recovery since January 2003. He joined the Company in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market System, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for the Company's Common Stock for the periods shown.

                                                                HIGH       LOW
                                                               ------     ------
January 1 - March 31, 2004 .......................              3.96       2.94
April 1 - June 30, 2004 ..........................              4.97       3.12
July 1 - September 30, 2004 ......................              5.21       3.71
October 1 - December 31, 2004 ....................              4.87       3.98
January 1 - March 31, 2005 .......................              5.50       4.26
April 1 - June 30, 2005 ..........................              5.38       3.50
July 1 - September 30, 2005 ......................              5.45       4.14
October 1 - December 31, 2005 ....................              6.50       4.82


As of February 22, 2006, there were 82 holders of record of the Company's Common Stock. To date, the Company has not declared or paid any dividends on its Common Stock. The payment of future dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's income, its capital requirements and financial condition, and other relevant factors. The instruments governing the Company's outstanding debt place certain restrictions on the payment of dividends. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain any cash flow for use in the Company's operations.

The table below presents information regarding outstanding options to purchase the Company's Common Stock:


                                             Number of securities       Weighted average          Number of
                                               to be issued upon      exercise price of     securities remaining
                                            exercise of outstanding      outstanding        available for future
                                               options, warrants      options, warrants     issuance under equity
              Plan category                       and rights              and rights         compensation plans
------------------------------------------  ------------------------  -------------------  ----------------------

Equity compensation plans
  approved by security holders...........                  4,863,654                $3.38                 165,261
Equity compensation plans not
  approved by security holders...........                        -                    -                       -
                                            ------------------------  -------------------  ----------------------

Total....................................                  4,863,654                $3.38                 165,261
                                            ========================  ===================  ======================

During the year ended December 31, 2005, the Company purchased a total of 198,659 shares of its common stock. The Company's purchases of common stock during the fourth quarter of 2005 are described in the following table:


ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER


                                                       Total Number of       Approximate Dollar
                           Total                      Shares Purchased as   Value of Shares that
                         Number of       Average       Part of Publicly     May Yet be Purchased
                          Shares       Price Paid     Announced Plans or     Under the Plans or
      Period(1)         Purchased       per Share        Programs(2)             Programs
                        -----------   --------------   -----------------   ----------------------

October 2005 ........        35,250   $         5.84              35,250   $            5,310,072
November 2005 .......        22,255             6.32              22,255                5,169,508
December 2005 .......        25,401             5.82              25,401                5,021,659
                        -----------   --------------   -----------------

Total ...............        82,906   $         5.96              82,906
                        ===========   ==============   =================


-------------------

(1) EACH MONTHLY PERIOD IS THE CALENDAR MONTH.

(2) THE COMPANY ANNOUNCED IN AUGUST 2000 ITS INTENTION TO PURCHASE UP TO $5 MILLION OF ITS OUTSTANDING SECURITIES, INCLUSIVE OF ANNUAL $1 MILLION SINKING FUND REDEMPTIONS ON ITS RISING INTEREST REDEEMABLE SUBORDINATED SECURITIES DUE 2006. IN OCTOBER 2002, THE AUGUST 2000 PROGRAM HAVING BEEN EXHAUSTED, THE COMPANY'S BOARD OF DIRECTORS AUTHORIZED THE PURCHASE OF UP TO AN ADDITIONAL $5 MILLION OF SUCH SECURITIES, WHICH PROGRAM WAS FIRST ANNOUNCED IN THE COMPANY'S ANNUAL REPORT FOR THE YEAR 2002, FILED ON MARCH 26, 2003. ALL PURCHASES DESCRIBED IN THE TABLE ABOVE WERE UNDER THE PLAN ANNOUNCED IN MARCH 2003, WHICH HAS NO FIXED EXPIRATION DATE.


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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                    YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------------------
                                                                  2005          2004          2003         2002         2001
                                                                --------     ----------    ----------   ----------   ----------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Net gain on sale of Contracts (1) ...........................   $       --   $       --    $   10,421   $   21,518   $   32,765
Interest income .............................................      171,834      105,818        58,164       48,644       17,205
Servicing fees ..............................................        6,647       12,480        17,058       14,621       10,666
Total revenue ...............................................      193,697      132,692       104,986       98,388       62,576
Operating expenses ..........................................      190,325      148,580       108,025       98,326       62,256
Income (loss) before extraordinary item (2) .................        3,372      (15,888)          395        2,996          320
Extraordinary item (3) ......................................           --           --            --       17,412           --
Net income (loss) ...........................................        3,372      (15,888)          395       20,408          320
Basic income (loss) per share before extraordinary item .....         0.16        (0.75)         0.02         0.15         0.02
Diluted income (loss) per share before extraordinary item ...         0.14        (0.75)         0.02         0.14         0.02
Basic income (loss) per share, extraordinary item ...........           --           --            --         0.87           --
Diluted income (loss) per share, extraordinary item .........           --           --            --         0.83           --
Basic income (loss) per share ...............................         0.16        (0.75)         0.02         1.03         0.02
Diluted income (loss) per share .............................         0.14        (0.75)         0.02         0.97         0.02


                                                                                    YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------------------
                                                                  2005          2004          2003         2002         2001
                                                                --------     ----------    ----------   ----------   ----------
                                                                                         (IN THOUSANDS)
Balance Sheet Data:
Cash and cash equivalents ...................................   $   17,789   $   14,366    $   33,209   $   32,947   $    2,570
Restricted cash and equivalents .............................      157,662      125,113        67,277       18,912       11,354
Finance receivables, net ....................................      913,576      550,191       266,189       84,592           --
Residual interest in securitizations ........................       25,220       50,430       111,702      127,170      106,103
Total assets ................................................    1,155,144      766,599       492,470      285,448      151,204
Term debt ...................................................    1,061,987      675,548       384,622      175,942       82,555
Total liabilities ...........................................    1,081,555      696,679       410,310      202,874       89,158
Total shareholders' equity ..................................       73,589       69,920        82,160       82,574       61,686


-------------------
(1) THE DECREASE IN 2003 AND THEREAFTER IS PRIMARILY THE RESULT OF THE CHANGE IN SECURITIZATION STRUCTURE IMPLEMENTED IN THE THIRD QUARTER OF 2003.
(2) RESULTS FOR 2003 AND 2002 INCLUDE A TAX BENEFIT OF $3.4 MILLION AND $2.9 MILLION, RESPECTIVELY.
(3) ON MARCH 8, 2002, CPS ACQUIRED 100% OF MFN FINANCIAL CORPORATION AND SUBSIDIARIES, RESULTING IN THE RECOGNITION OF $17.4 MILLION OF NEGATIVE GOODWILL AS AN EXTRAORDINARY GAIN, WHICH IS REFLECTED IN THE COMPANY'S 2002 CONSOLIDATED STATEMENT OF OPERATIONS.

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

On March 8, 2002, the Company acquired MFN Financial Corporation and its subsidiaries in a merger (the "MFN Merger"). On May 20, 2003, the Company acquired TFC Enterprises, Inc. and its subsidiaries in a second merger (the "TFC Merger"). Each merger was accounted for as a purchase. MFN Financial Corporation and its subsidiaries ("MFN") and TFC Enterprises, Inc. and its subsidiaries ("TFC") were engaged in businesses similar to that of the Company: buying Contracts from Dealers, financing those Contracts through securitization transactions, and servicing those Contracts. MFN ceased acquiring Contracts in May 2002; TFC continues to acquire Contracts under its "TFC Programs," which provide financing for vehicle purchases exclusively by members of the United States Armed Forces.

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

From inception through June 2003, the Company generated revenue primarily from the gains recognized on the sale or securitization of Contracts, servicing fees earned on Contracts sold, interest earned on Residuals, as defined below, and interest on finance receivables. Since July 2003, the Company has not recognized any gains from the sale of Contracts. Instead, since July 2003 its revenues have been derived from servicing fees and interest earned on Residuals (for contracts sold prior to July 2003) and interest on finance receivables (for Contracts purchased since July 2003).


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

When structured to be treated as a secured financing, the subsidiary is consolidated with the Company. Accordingly, the sold Contracts and the related securitization trust debt appear as assets and liabilities, respectively, of the Company on its Consolidated Balance Sheet. The Company then periodically (i) recognizes interest and fee income on the receivables (ii) recognizes interest expense on the securities issued in the securitization and (iii) records as expense a provision for credit losses on the receivables.

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


CHANGE IN POLICY

Beginning in the third quarter of 2003, the Company began to structure its term securitization transactions so that they would be treated for financial accounting purposes as borrowings secured by receivables, rather than as sales of receivables. All subsequent term securitizations of such finance receivables have been so structured. Prior to August 2003, the Company had structured its term securitization transactions related to the CPS Programs to be treated as sales for financial accounting purposes. In the MFN Merger and in the TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. As of December 31, 2005, the Company's Consolidated Balance Sheet included net finance receivables of approximately $13.9 million and securitization trust debt of $6.6 million related to finance receivables acquired in the two mergers, out of totals of net finance receivables of approximately $913.6 million and securitization trust debt of approximately $924.0 million.


CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of December 31, 2005 was approximately $1.1 billion (this amount includes $18.0 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees and has no credit risk).


CRITICAL ACCOUNTING POLICIES

The Company believes that its accounting policies related to (a) Allowance for Finance Credit Losses, (b) Residual Interest in Securitizations and Gain on Sale of Contracts and (c) Income Taxes are considered to be the most critical to understanding and evaluating the Company's reported financial results. Such policies are described below.

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


(b) RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF CONTRACTS

Gain on sale was recognized on the disposition of Contracts either outright or in securitization transactions. In those securitization transactions that were treated as sales for financial accounting purposes, the Company, or a wholly-owned, consolidated subsidiary of the Company, retains a residual interest in the Contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. The Company's securitization transactions include "term" securitizations (the purchaser holds the Contracts for substantially their entire term) and "continuous" or "warehouse" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).

The line item "Residual interest in securitizations" on the Company's Consolidated Balance Sheet represents the residual interests in term securitizations completed prior to July 2003. This line represents the discounted sum of expected future cash flows from these securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance of the Contracts included in the term securitizations.

All subsequent securitizations were structured as secured financings. The warehouse securitizations are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt."

The key economic assumptions used in measuring all residual interests in securitizations as of December 31, 2005 and 2004 are included in the table below. The Company has used an effective pre-tax discount rate of 14% per annum except for certain collections from charged off receivables related to the Company's securitizations in 2001 and later, where the Company has used a discount rate of 25% per annum.

                                                      2005              2004
                                                 -------------     -------------
Prepayment speed (Cumulative).................   22.2% - 35.8%     20.0% - 30.5%
Net credit losses (Cumulative)................   11.9% - 20.2%     13.0% - 20.5%


Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                                             DECEMBER 31,
                                                                       ----------------------
                                                                                2005
                                                                       ----------------------
                                                                       (DOLLARS IN THOUSANDS)

Carrying amount/fair value of residual interest in securitizations ..... $      25,220
Weighted average life in years .........................................         2.24

Prepayment Speed Assumption (Cumulative) ...............................    22.2% - 35.8%
Estimated fair value assuming 10% adverse change ....................... $      25,168
Estimated fair value assuming 20% adverse change .......................        25,119

Expected Net Credit Losses (Cumulative) ................................    11.9% - 20.2%
Estimated fair value assuming 10% adverse change ....................... $      23,937
Estimated fair value assuming 20% adverse change .......................        22,656

Residual Cash Flows Discount Rate (Annual) .............................    14.0% - 25.0%
Estimated fair value assuming 10% adverse change ....................... $      24,636
Estimated fair value assuming 20% adverse change .......................        24,071


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

The Company's warehouse securitization structures were similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes which it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 80.0% of the aggregate principal balance of the Contracts (that is, at least 20.0% overcollateralization), and
(iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. During the quarter ended September 30, 2003 the warehouse securitizations related to the CPS Programs were amended to cause the transactions to be treated as secured financings for financial accounting purposes. The Contracts held by the warehouse SPSs and the promissory notes that they issue are therefore included in the Company's Consolidated Financial Statements as of December 31, 2005 and 2004 as assets and liabilities, respectively.


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

With respect to securitizations structured as sales for financial accounting purposes, the Company allocates its basis in the Contracts between the Notes sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the fair value of the Residuals, which are recorded at estimated fair value. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective pre-tax discount rate of 14% per annum except for certain collections from charged off receivables related to the Company's securitizations in 2001 and later where the Company has used a discount rate of 25% per annum.

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

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts related to transactions insured by the same Note Insurer that may be below their required levels. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. The interest rate payable on the Contracts is significantly greater than the interest rate on the Notes. As a result, the Residuals described above are a significant asset of the Company. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company estimates prepayments by evaluating historical prepayment performance of comparable Contracts. As of December 31, 2005, the Company used prepayment estimates of approximately 22.2% to 35.8% cumulatively over the lives of the related Contracts. The Company estimates defaults and default loss severity using available historical loss data for comparable Contracts and the specific characteristics of the Contracts purchased by the Company. The Company estimates recovery rates of previously charged off receivables using available historical recovery data. In valuing the Residuals as of December 31, 2005, the Company estimates that charge-offs as a percentage of the original principal balance will approximate 15.9% to 26.1% cumulatively over the lives of the related Contracts, with recovery rates approximating 4.0% to 5.9% of the original principal balance.

Following a securitization that is structured as a sale for financial accounting purposes, interest income is recognized on the balance of the Residuals. In addition, the Company will recognize as a gain additional revenue from the Residuals if the actual performance of the Contracts is better than the Company's estimate of the value of the residual. If the actual performance of the Contracts were worse than the Company's estimate, then a downward adjustment to the carrying value of the Residuals and a related impairment charge would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

In all the Company's term securitizations, whether treated as secured financings or as sales, the Company has sold the receivables (through a subsidiary) to the securitization Trust. The difference between the two structures is that in securitizations that are treated as secured financings the Company reports the assets and liabilities of the securitization Trust on its Consolidated Balance Sheet. Under both structures the Noteholders' and the related securitization Trusts' recourse to the Company for failure of the Contract obligors to make payments on a timely basis is limited to the Company's Finance receivables, Spread Accounts and Residuals.


(c) INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. The Company utilizes the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely.

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

These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations compared to the previous term securitization transactions, which were accounted for as sales at the consummation of the transaction. The changes have resulted in the Company's initially reporting lower earnings than it would have reported if it had continued to structure its securitizations to require recognition of gain on sale. It should also be noted that growth in the Company's portfolio of receivables would result in an increase in expenses in the form of provision for credit losses, and would initially have a negative effect on net earnings. The Company's cash availability and cash requirements should be unaffected by the change in structure.

Since July 2003, the Company has conducted 10 term securitizations of Contracts originated under the CPS Programs structured as secured financings, generally on a quarterly basis. In March 2004 and November 2005, the Company completed securitizations of its retained interests in other securitizations previously sponsored by the Company and its affiliates. The debt from the March 2004 transaction was repaid in August 2005. In June 2004, the Company completed a term securitization of Contracts purchased in the SeaWest Asset Acquisition and under the TFC Programs. In December 2005, the Company completed a securitization that included Contracts purchased under the TFC Programs, the CPS Programs and Contracts re-acquired by the Company as a result of clean-ups of prior securitizations of its MFN and TFC subsidiaries. Since July 2003, all of the Company's securitizations have been structured as secured financings.

THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

REVENUES. During the year ended December 31, 2005, revenues were $193.7 million, an increase of $61.0 million, or 46.0%, from the prior year revenue of $132.7 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2005 increased $66.0 million, or 62.4%, to $171.8 million in 2005 from $105.8 million in 2004. The primary reason for the increase in interest income is the growth of the finance receivables held by consolidated subsidiaries on the Company's balance sheet. During 2005, the Company purchased $691.3 million of Contracts and increased its balance of receivables held by consolidated subsidiaries to $1.0 billion at December 31, 2005 from $619.8 million at December 31, 2004, an increase of 61.4%. Offsetting the increase in interest income were decreases in the balance of receivables from the SeaWest Acquisitions and the TFC and MFN subsidiaries, which resulted in decreases in interest income of $1.8 million, $2.0 million and $2.6 million, respectively.

Servicing fees totaling $6.6 million in the year ended December 31, 2005 decreased $5.8 million, or 46.7%, from $12.5 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries, and the decrease in the SeaWest Third Party Portfolio. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of December 31, 2005 and 2004, the Company's managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:


                                               December 31, 2005    December 31, 2004
                                             --------------------  ------------------
                                               Amount        %      Amount       %
                                             ----------   -------  --------   -------
Total Managed Portfolio                                (Dollars in millions)
Owned by Consolidated Subsidiaries .......   $  1,000.6    89.2%   $  619.8    68.3%
Owned by Non-Consolidated Subdiaries .....        103.1     9.2%      233.6    25.8%
SeaWest Third Party Portfolio ............         18.0     1.6%       53.5     5.9%
                                             ----------   -------  --------   -------
Total ....................................   $  1,121.7   100.0%   $  906.9   100.0%
                                             ==========   =======  ========   =======


At December 31, 2005, the Company was generating income and fees on a managed portfolio with an outstanding principal balance approximating $1.1 billion (this amount includes $18.0 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees), compared to a managed portfolio with an outstanding principal balance approximating $906.9 million as of December 31, 2004. As the portfolios of Contracts acquired in the MFN Merger and the TFC Merger decrease, the portfolio of Contracts originated under the CPS
Programs continues to expand. At December 31, 2005 and 2004, the managed portfolio composition was as follows:

                                               December 31, 2005    December 31, 2004
                                             --------------------  ------------------
                                               Amount        %      Amount       %
                                             ----------   -------  --------   -------
Originating Entity                                     (Dollars in millions)
CPS ......................................   $  1,017.3    90.7%   $  706.8    77.9%
TFC ......................................         68.6     6.1%       89.4     9.9%
MFN ......................................          2.5     0.1%       17.8     2.0%
SeaWest ..................................         15.3     1.4%       39.4     4.3%
SeaWest Third Party Portfolio ............         18.0     1.6%       53.5     5.9%
                                             ----------   -------  --------   -------
Total ....................................   $  1,121.7   100.0%   $  906.9   100.0%
                                             ==========   =======  ========   =======


Other income increased $822,000, or 5.7%, to $15.2 million during 2005 from $14.4 million in 2004. During 2005, other income included $2.4 million from the sale of charged off receivables acquired in the MFN Merger, the TFC Merger and the SeaWest Asset Acquisition, compared to no such proceeds in 2004. Recoveries on MFN receivables decreased by $3.1 million to $4.9 million in 2005, compared to $8.0 million in 2004. Other income associated with direct mail services increased by $765,000 to $4.5 million compared to $3.8 million in 2004. These direct mail services are provided to the Company's Dealers and represent direct mail products which consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the Dealer, who are likely to meet the Company's credit criteria.

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

Total operating expenses were $190.3 million for 2005, compared to $148.6 million for 2004. The increase is primarily due to a $26.4 million increase, or 81.0% in the provision for credit losses to $59.0 million during the 2005 period as compared to $32.6 million in the 2004 period. Interest expense increased by $19.5 million to $51.7 million from $32.1 million in 2004, an increase of 60.7%. The increase is primarily the result of the amount of securitization trust debt carried on the Company's Consolidated Balance Sheet which increased along with the growth of the Company's portfolio of finance receivables. The increase was somewhat offset by the decrease in securitization trust debt acquired in the MFN Merger and the TFC Merger. For 2005, the provision for credit losses and interest expense represented 31.0% and 27.1%, respectively, of total operating expenses, compared to 21.9% and 21.6% in 2004.

Employee costs increased to $40.4 million, or 5.8% during 2005, representing 21.2% of total operating expenses, from $38.2 million for 2004, or 25.7% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased slightly to $23.1 million, or 12.1% of total operating expenses, in 2005, as compared to $21.3 million, or 14.3% of total operating expenses, in 2004. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the increased provision for credit losses and interest expense. During the year ended December 31, 2005, the Company recognized what management believes will be a one-time, non-cash impairment charge of $1.9 million against certain non Finance receivables related assets.

In December 2005, the Compensation Committee of the Board of Directors approved accelerated vesting of all the outstanding stock options issued by the Company. Options to purchase 2,113,998 shares of the Company's common stock, which would otherwise have vested from time to time through 2010, became immediately exercisable as a result of the acceleration of vesting. The decision to accelerate the vesting of the options was made primarily to reduce non-cash compensation expenses that would have been recorded in the Company's income statement in future periods upon the adoption of Financial Accounting Standards Board Statement No. 123R in January 2006. The Company estimates that approximately $3.5 million of future non-cash compensation expense will be eliminated as a result of the acceleration of vesting.

At the time of the acceleration of vesting, the Company accounted for its stock options in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, the acceleration of vesting resulted in non-cash compensation charge of $427,000 for the year ended December 31, 2005.

For 2005, the Company recognized no impairment loss on its residual interest in securitizations compared to $11.8 million in 2004. In 2004, such impairment loss related to the Company's analysis and estimate of the expected ultimate performance of the Company's previously securitized pools that are held by non-consolidated subsidiaries and the residual interest in securitizations. The impairment loss was a result of the actual net loss and prepayment rates exceeding the Company's previous estimates for the Contracts held by non-consolidated subsidiaries.

Marketing expenses increased by $3.7 million, or 43.9%, and represented 6.3% of total operating expenses. The increase is primarily due to the increase in Contracts purchased by the Company during the year ended December 31, 2004.

Occupancy expenses decreased by $120,000, or 3.4%, and represented 1.8% of total operating expenses. The decrease is primarily due to the closure and sub-leasing during 2005 of certain facilities acquired in the MFN Merger and the TFC Merger.

Depreciation and amortization expenses remained essentially unchanged at $790,000 for 2005 and represented 0.4% of total operating expenses.

The Company would have recorded income tax expense of $1.4 million for the year ended December 31, 2005, but the income tax expense was offset primarily by a $1.4 million decrease in the valuation allowance that has been established to offset the Company's deferred tax assets.


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

                                                December 31, 2004   December 31, 2003
                                               ------------------  ------------------
                                                Amount       %      Amount       %
                                               --------   -------  --------   -------
Total Managed Portfolio                                (Dollars in Millions)
Owned by Consolidated Subsidiaries .........   $  619.8    68.3%   $  315.6    42.6%
Owned by Non-Consolidated Subsidiaries .....      233.6    25.8%      425.5    57.4%
SeaWest Third Party Portfolio ..............       53.5     5.9%       --       0.0%
                                               --------   -------  --------   -------
Total ......................................   $  906.9   100.0%   $  741.1   100.0%
                                               ========   =======  ========   =======


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

                                          December 31, 2004   December 31, 2003
                                         ------------------  ------------------
                                          Amount       %      Amount       %
                                         --------   -------  --------   -------
ORIGINATING ENTITY                                 (Dollars in Millions)
CPS ..................................   $  706.8    77.9% $    543.8    73.4%
TFC ..................................       89.4     9.9%      123.6    16.7%
MFN ..................................       17.8     2.0%       73.7     9.9%
SeaWest ..............................       39.4     4.3%       --       0.0%
SeaWest Third Party Portfolio ........       53.5     5.9%       --       0.0%
                                         --------   -------  --------   -------
Total ................................   $  906.9   100.0%   $  741.1   100.0%
                                         ========   =======  ========   =======


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

Net cash provided by operating activities for the years ended December 31, 2005, 2004 and 2003 was $36.7 million, $9.9 million and $98.9 million, respectively. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts. The increase in 2005 vs. 2004 is due in part to the Company's increased net earnings before the significant increase in the provision for credit losses. The decrease in 2004 vs. 2003 is primarily the result of the Company's decision, in July 2003, to treat all of its future securitizations as secured financings. As a result, 2005 and 2004 include no activity related to Contracts held for sale.

Net cash used in investing activities for the years ended December 31, 2005, 2004 and 2003, was $411.7 million, $314.0 million, and $178.9 million, respectively. Cash used in investing activities has generally related to purchases of Contracts, the cost of the SeaWest Asset Acquisition and the acquisition of TFC. Purchase of finance receivables held for investment were $691.3, $506.0 and $175.3 in 2005, 2004 and 2003, respectively. Cash used in the
TFC Merger, net of the cash acquired in the transaction, totaled $10.2 million for the year ended December 31, 2003.

Net cash provided by financing activities for the year ended December 31, 2005, was $378.4 million compared with $285.3 million in 2004 and $80.3 million for the year ended December 31, 2003. Cash used or provided by financing activities is primarily attributable to the issuance or repayment of debt. In connection with the TFC Merger the Company assumed securitization trust debt related to three securitization transactions held by consolidated subsidiaries and assumed additional subordinated debt. With the change in the securitization structure implemented in the third quarter of 2003, $662.4 million of securitization trust debt was issued in 2005 as compared to $474.7 million in 2004 and $154.4 million in 2003.

Contracts are purchased from Dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the Contract purchase price, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under revolving warehouse credit facilities. As of December 31, 2005, the Company had $350 million in warehouse credit capacity, in the form of a $200 million facility and a $150 million facility. The first facility provides funding for Contracts purchased under the TFC Programs while both warehouse facilities provide funding for Contracts purchased under the CPS Programs. A third facility in the amount of $125 million, which the Company utilized to fund Contracts under the CPS and TFC Programs, was terminated by the Company on June 29, 2005.

The $150 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by its consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expires on November 14, 2006, although it is renewable with the mutual agreement of the parties. Up to 80% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. At December 31, 2005, $34.5 million was outstanding under this facility.

The $200 million warehouse facility is similarly structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by its consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for Contracts purchased under the TFC Programs. It was increased again to $200 million on August 31, 2005. Approximately 77.0% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 1.50% per annum. The lender has annual termination options at its sole discretion on each June 30 through 2007, at which time the agreement expires. At December 31, 2005, $836,000 was outstanding under this facility, compared to zero at December 31, 2004.

The $125 million warehouse facility was structured to allow the Company to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by its consolidated subsidiary CPS Warehouse Trust. This facility was established on March 7, 2002, and the maximum amount was increased to $125 million in November 2002. Up to 73.0% of the principal balance of Contracts could have been advanced to the Company under this facility bore interest at a rate of one-month commercial paper plus 1.50% per annum. This facility was due to expire on April 11, 2006, but the Company elected to terminate it on it June 29, 2005. At December 31, 2004, $34.3 million was outstanding under this facility.

The Company securitized $674.4 million of Contracts in five private placement transactions during the year ended December 31, 2005 compared to $463.9 million in five private placements during 2004. All of these transactions were structured as secured financings and, therefore, resulted in no gain on sale. During the year ended December 31, 2003, the Company securitized $416.9 million of Contracts in four private placement transactions. The first two such transactions of 2003 were structured as sales for financial accounting purposes, resulting in a gain on sale of $6.4 million (net of a negative fair value adjustment of $4.1 million related to the performance of previously securitized pools). The final two transactions of 2003 were structured as secured financings and, therefore, resulted in no gain on sale. In March 2004, a wholly-owned bankruptcy remote consolidated subsidiary of the Company issued $44 million of asset-backed notes secured by its retained interest in eight term securitization transactions. The notes had an interest rate of 10% per annum and a final maturity in October 2009 and were required to be repaid from the distributions on the underlying retained interests. In connection with the issuance of the notes, the Company incurred and capitalized issuance costs of $1.3 million. The Company repaid the notes in full in August 2005. In November 2005, the Company completed a similar securitization whereby a wholly-owned bankruptcy remote consolidated subsidiary of the Company issued $45.8 million of asset-backed notes secured by its retained interest in 10 term securitization transactions. These notes, which bear interest at a blended interest rate of 8.36% per annum and have a final maturity in July 2011, are required to be repaid from the distributions on the underlying retained interests. In connection with the issuance of the notes, the Company incurred and capitalized issuance costs of $915,000.

For the portfolio owned by non-consolidated subsidiaries, cash used to increase Credit Enhancement amounts to required levels for the years ended December 31, 2005, 2004 and 2003 was zero, $2.9 million, $20.9 million, respectively. Cash released from Trusts and their related Spread Accounts to the Company related to the portfolio owned by consolidated subsidiaries for the years ended December 31, 2005, 2004 and 2003 was $23.1 million, $21.4 million and $25.9 million, respectively. Changes in the amount of Credit Enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related. During the years ended December 31, 2005 and December 31, 2004 the Company made no initial deposits to Spread Accounts and funded no initial overcollateralization related to its term securitization transactions owned by non-consolidated subsidiaries, compared to $18.7 million in 2003. The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, and increase Credit Enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases, the required level of initial Credit Enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of December 31, 2005, the Company had cash on hand of $17.8 million and available Contract purchase commitments from its warehouse credit facilities of $314.6 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The Servicing Agreements of the Company's securitization transactions are terminable by the Note Insurers in the event of certain defaults by the Company and under certain other circumstances. Were a Note Insurer in the future to exercise its option to terminate the Servicing Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. The Company continues to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Servicing Agreements.


CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's material contractual obligations as of December 31, 2005 (dollars in thousands):

                                            PAYMENT DUE BY PERIOD(1)
                         --------------------------------------------------------------
                                      LESS THAN      1 TO 3       3 TO 5     MORE THAN
                            TOTAL       1 YEAR       YEARS        YEARS       5 YEARS
                         ----------   ----------   ----------   ----------   ----------
Long Term Debt .......   $   58,866   $   55,854   $    2,642   $      279   $       91
Operating Leases .....   $   11,085   $    4,353   $    6,188   $      545   $       --

-------------------
(1)SECURITIZATION TRUST DEBT, IN THE AGGREGATE AMOUNT OF $924.0 MILLION AS OF DECEMBER 31, 2005, IS OMITTED FROM THIS TABLE BECAUSE IT BECOMES DUE AS AND WHEN THE RELATED RECEIVABLES BALANCE IS REDUCED. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $328.7 MILLION IN 2006, $223.7 MILLION IN 2007, $160.5 MILLION IN 2008,
$114.6 MILLION IN 2009, $75.1 MILLION IN 2010, AND $21.4 MILLION IN 2011.
RESIDUAL INTEREST FINANCING, OF $43.7 MILLION AS OF DECEMBER 31, 2005, IS ALSO OMITTED FROM THIS TABLE BECAUSE IT BECOMES DUE AS AND WHEN THE RELATED RESIDUAL INTEREST AND SPREAD ACCOUNT BALANCES ARE REDUCED. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF THE RELATED RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $18.0 MILLION IN 2006, $14.4 MILLION IN 2007, $7.6 MILLION IN 2008 AND $3.7 MILLION IN 2009.

Long term debt includes senior secured, subordinated debt and notes payable.


CREDIT FACILITIES

The terms on which credit has been available to the Company for purchase of Contracts have varied over the three-year period ended December 31, 2005, as shown in the following recapitulation:

In November 2000, the Company (through its subsidiary CPS Funding LLC) entered into a floating rate variable note purchase facility under which up to $75 million of notes could be outstanding at any time subject to collateral tests and other conditions. The Company used funds derived from this facility to purchase Contracts under the CPS Programs, which were pledged to secure the notes. The collateral tests and other conditions generally allowed the Company to borrow up to approximately 72.5% of the price paid for such Contracts. Notes issued under this facility bore interest at one-month LIBOR plus 0.75% per annum. This facility expired on February 21, 2004.

Additionally, in March 2002, the Company (through its subsidiary CPS Warehouse Trust) entered into a second floating rate variable note purchase facility, under which up to $125.0 million of notes could be outstanding at any time, subject to collateral tests and other conditions. The Company used funds derived from this facility to purchase Contracts under the CPS Programs and the TFC Programs, which were pledged to secure the notes. The collateral tests and other conditions generally allowed the Company to borrow up to approximately 73% of the price paid for such Contracts for Contracts purchased under the CPS Programs. Notes issued under this facility bore interest at commercial paper plus 1.18% per annum. During November 2004, this facility was amended to allow the Company to borrow up to approximately 70% for Contracts purchased under the TFC Programs. This facility was due to expire on April 11, 2006, but the Company elected to terminate it on June 29, 2005.

In connection with the TFC Merger in May 2003, the Company (through its subsidiary TFC Warehouse I LLC) entered into a third floating rate variable note purchase facility, under which up to $25.0 million of notes could be outstanding at any time, subject to collateral tests and other conditions. The Company used funds derived from this facility to purchase Contracts under the TFC Programs, which were pledged to secure the notes. The collateral tests and other conditions generally allowed the Company to borrow up to approximately 71% of the price paid for such Contracts. Notes issued under this facility bore interest at LIBOR plus 1.75% per annum. This facility expired on June 24, 2004.

In June 2004, the Company (through its subsidiary Page Funding LLC) entered into a floating rate variable note purchase facility. Up to $200 million of notes may be outstanding under this facility at any time subject to certain collateral tests and other conditions. The Company uses funds derived from this facility to purchase Contracts under the CPS Programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow the Company to borrow up to approximately 77.0% of the price paid for such Contracts. Notes issued under this facility bear interest at one-month LIBOR plus 1.50% per annum. The balance of notes outstanding related to this facility at December 31, 2005 was $836,000.

In November 2005, the Company (through its subsidiary Page Three Funding LLC) entered into a floating rate variable note purchase facility. Up to $150 million of notes may be outstanding under this facility at any time subject to certain collateral tests and other conditions. The Company uses funds derived from this facility to purchase Contracts under the CPS Programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow the Company to borrow up to approximately 80.0% of the price paid for such Contracts. Notes issued under this facility bear interest at one-month LIBOR plus 2.00 % per annum. The balance of notes outstanding related to this facility at December 31, 2005 was $34.5 million.

CAPITAL RESOURCES

As noted above, $55.8 million of long-term debt matures prior to December 15, 2006, although the Company repaid $14.0 million of such debt in January 2006. The Company plans to repay its long-term debt from a combination of the following: (i) additional proceeds from the offering of renewable notes; (ii) a possible transaction similar to the financing that it undertook in March 2004 and November 2005 where the Company issued notes secured by its residual interests in securitizations; and (iii) possible senior secured financing similar to its existing outstanding senior secured financing. There can be no assurance that the Company will be able to complete these transactions. Securitization trust debt is repaid from collections on the related receivables, and becomes due in accordance with its terms as the principal amount of the related receivables is reduced. Although the securitization trust debt also has alternative maximum maturity dates, those dates are significantly later than the dates at which repayment of the related receivables is anticipated, and at no time in the Company's history have any of its sponsored asset-backed securities reached those alternative maximum maturities.

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

CAPITALIZATION

Over the three-year period ended December 31, 2005 the Company has managed its capitalization by issuing and restructuring debt as summarized in the following table:

                                                         YEAR ENDED DECEMBER 31,
                                                  -----------------------------------
                                                    2005         2004          2003
                                                  ---------    ---------    ---------
                                                             (IN THOUSANDS)
RESIDUAL INTEREST FINANCING:
Beginning balance .............................   $  22,204    $      --    $      --
   Issuances ..................................      45,800       44,000           --
   Payments ...................................     (24,259)     (21,796)          --
                                                  ---------    ---------    ---------
Ending balance ................................   $  43,745    $  22,204    $      --
                                                  =========    =========    =========

SECURITIZATION TRUST DEBT:
Beginning balance .............................   $ 542,815    $ 245,118    $  71,630
   Assumption in connection with TFC Merger ...          --           --      115,597
   Issuances ..................................     662,350      474,720      154,375
   Payments ...................................    (281,139)    (177,023)     (96,484)
                                                  ---------    ---------    ---------
Ending balance ................................   $ 924,026    $ 542,815    $ 245,118
                                                  =========    =========    =========

SENIOR SECURED DEBT:
Beginning balance .............................   $  59,829    $  49,965    $  50,072
   Issuances ..................................          --       25,000       25,000
   Payments ...................................     (19,829)     (15,136)     (25,107)
                                                  ---------    ---------    ---------
Ending balance ................................   $  40,000    $  59,829    $  49,965
                                                  =========    =========    =========

SUBORDINATED DEBT:
Beginning balance .............................   $  15,000    $  35,000    $  36,000
   Payments ...................................      (1,000)     (20,000)      (1,000)
                                                  ---------    ---------    ---------
Ending balance ................................   $  14,000    $  15,000    $  35,000
                                                  =========    =========    =========

SUBORDINATED RENEWABLE NOTES DEBT:
Beginning balance .............................   $      --    $      --    $      --
   Issuances ..................................       4,685           --           --
   Payments ...................................         (30)          --           --
                                                  ---------    ---------    ---------
Ending balance ................................   $   4,655    $      --    $      --
                                                  =========    =========    =========

RELATED PARTY DEBT:
Beginning balance .............................   $      --    $  17,500    $  17,500
   Non-cash conversion ........................          --       (1,000)          --
   Payments ...................................          --      (16,500)          --
                                                  ---------    ---------    ---------
Ending balance ................................   $      --    $      --    $  17,500
                                                  =========    =========    =========


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

At the time of the MFN Merger, MFN had outstanding $22.5 million in principal amount of senior subordinated debt, which was due and repaid in full on March 23, 2002. Such debt bore interest at the rate of 11.00% per annum, payable quarterly in arrears. At the time of the TFC Merger, TFC had outstanding $6.3 million in principal amount of subordinated debt, which the Company assumed as part of the TFC Merger. The debt bore interest at the rate of 13.25% per annum payable monthly in arrears, required monthly amortization and was repaid in full in June 2005.

On February 3, 2003, the Company borrowed $25.0 million from LLCP, net of fees and expenses of $1.05 million. The indebtedness, represented by the "Term D Note," was originally due in April 2003, with Company options to extend the maturity to May 2003 and January 2004, upon payment of successive extension fees of $125,000. The Company has paid the fees to extend the maturity to January 2004. Interest on the Term D Note is payable monthly at rates that averaged 4.79% per annum through June 30, 2003, and 12.0% per annum thereafter. In a separate transaction, the Bridge Note issued to LLCP in connection with the acquisition of MFN, in an original principal amount of $35.0 million, was due on February 28, 2003. The outstanding principal balance of $17.0 million was paid in February 2003. In addition, the maturity of the Term B Note was extended in October 2003 from November 2003 to January 2004. The Company repaid in full the Term C Note on January 29, 2004 and repaid $10.0 million of the Term D Note on January 15, 2004. In addition, on January 29, 2004 the maturities of the Term B and the Term D Note were extended to December 15, 2005 and the coupons on both notes were decreased to 11.75% per annum from 14.50% and 12.00%, respectively. The Company paid LLCP fees equal to $921,000 for these amendments, which will be amortized over the remaining life of the notes. The Company repaid the remaining $19.8 million on the Term B Note in December 2005. On December 13, 2005 the maturity of the Term D Note was extended to December 18, 2006. The Company paid LLCP fees equal to $150,000 for this amendment, which will be amortized over the remaining life of the note. As of December 31, 2005, the outstanding principal balance of the Term D Note was $15.0 million.

On May 28, 2004 and June 25, 2004, the Company borrowed $15 million and $10 million, respectively, from LLCP. The indebtedness, represented by the "Term E Note," and the "Term F Note," respectively, bears interest at 11.75% per annum. Both the Term E Note and the Term F Note mature two years from their respective funding dates. As of December 31, 2005, the outstanding principal balances of the Term E Note and the Term F Note were $15.0 million and $10.0 million, respectively.

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

The Company must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. As a result of waivers and amendments to covenants related to securitization and non-securitization related debt throughout 2004 and 2005, the Company was in compliance with all such covenants as of December 31, 2005. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility.

In July 2000, the Board of Directors authorized the purchase of up to $5,000,000 of outstanding debt and equity securities of the Company, inclusive of the mandatory annual purchase or redemption of $1,000,000 of the Company's outstanding "RISRS" subordinated debt securities, due 2006. In October 2002, the Board of Directors authorized the purchase of an additional $5,000,000 of outstanding debt or equity securities. In October 2004, the Board of Directors authorized the purchase of an additional $5,000,000 of outstanding debt or equity securities. As of December 31, 2005, the Company had purchased $5.0 million in principal amount of the RISRS, and $5.0 million of its common stock, representing 2,365,695 shares.


FORWARD-LOOKING STATEMENTS

This report on Form 10-K includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 22.2% to 35.8% cumulatively over the lives of the related Contracts, that charge-offs as a percentage of original balances will approximate 15.9% to 26.1% cumulatively over the lives of the related Contracts, with recovery rates approximating 4.0% to 5.9% of original principal balances. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123(R) (as amended), "Share-Based Payment" ("FAS 123(R)" or the "Statement"). FAS 123 (R) and related interpretations require that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. (Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.)

The Statement is effective at the beginning of 2006 and will therefore be effective for the Company's first quarter of 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for
(1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. As a result of the acceleration of vesting on all options outstanding in December 2005 (see Note 9) there will be no effect on the Company's adoption of the statement in 2006 relating to such options currently outstanding.

In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Instruments". This statement amends the guidance in FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, ""Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Statement 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe the adoption of this statement will have a material effect on the Company's financial position or operations.


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


The following table provides information on the Company's interest rate-sensitive financial instruments by expected maturity date as of December 31, 2005:

                                     2006           2007            2008          2009           2010       THEREAFTER    FAIR VALUE
                                  -----------    -----------    -----------    -----------    ----------    ----------    ----------
                                                                             (In thousands)
Assets:
Finance receivables(1) ........   $   346,881    $   265,019   $    190,962    $   138,300   $    90,723    $   26,741    $1,058,626
   Weighted average fixed
    effective interest rate ...         18.29%         18.56%         18.56%         18.49%        18.44%        18.37%

LIABILITIES:
Warehouse lines
   of credit ..................        35,350             --             --             --            --            --        35,350
   Weighted average variable
    effective interest rate....          6.36%
Residual interest
   financing ..................        17,986         14,435          7,644          3,680            --            --        43,745
    Fixed interest rate .......          8.36%          8.36%          8.36%          8.36%
Securitization
   trust debt .................       328,007        224,651        160,530        113,996        75,101        21,741       914,901
   Weighted average fixed
    effective interest rate ...          3.95%          4.09%          4.13%          4.28%         4.36%         4.73%
Senior secured debt ...........        40,000             --             --             --            --            --        40,000
    Fixed interest rate .......         11.75%
Subordinated renewable notes ..         1,643            909          1,562            171           279            91         4,655
   Weighted average fixed
    effective interest rate ...          6.75%          8.42%          9.61%          9.10%        10.10%         9.53%
Subordinated debt .............        14,000             --             --             --            --            --        14,000
    Fixed interest rate .......         12.50%

-------------------
(1) INCLUDES APPROXIMATELY $58.0 MILLION IN UNFUNDED CONTRACTS THAT ARE INCLUDED IN RESTRICTED CASH AT DECEMBER 31, 2005 AS A RESULT OF A PREFUNDING STRUCTURE.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 16, 2004, the Company notified KPMG LLP ("KPMG") that KPMG's appointment as the Company's independent auditor would cease upon completion of the review of the Company's consolidated financial statements as of and for the three- and nine- month periods ended September 30, 2004. The Audit Committee of the Board of Directors of the Company approved the decision to terminate such appointment. KPMG's audit reports on the Company's financial statements for the two fiscal years ended December 31, 2003 and 2002, respectively, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

On November 15, 2004, KPMG completed its review of the Company's consolidated financial statements as of and for the three- and nine- month periods ended September 30, 2004. KPMG's appointment as the Company's independent auditor ended at that time. On November 23, 2004 the Company engaged McGladrey & Pullen, LLP to perform the audit of the Company's consolidated financial statements as of and for the year ending December 31, 2004.

In connection with its audits of the Company's financial statements for the two fiscal years ended December 31, 2002 and 2003, and through November 15, 2004:

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


ITEM 9B. OTHER INFORMATION

Not Applicable

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 2006 (the "2006 Proxy Statement"). The 2006 Proxy Statement will be filed not later than April 30, 2006. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the 2006 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 2006 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the 2006 Proxy Statement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the 2006 Proxy Statement.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below under the caption "Index to Financial Statements" are filed as a part of this report. No financial statement schedules are filed as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the related notes. Separate financial statements of the Company have been omitted as the Company is primarily an operating company and its subsidiaries are wholly owned and do not have minority equity interests and/or indebtedness to any person other than the Company in amounts which together exceed 5% of the total consolidated assets as shown by the most recent year-end Consolidated Balance Sheet.

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

  3.1      Restated Articles of Incorporation (See Exh 3.1 to Form S-2, No.
           333-121913)

  3.2      Amended and Restated Bylaws (See Exh 3.2 to Form S-2, No. 333-121913)

  4.1 Indenture re Rising Interest Subordinated Redeemable Securities ("RISRS") (See Exh 4.1 to Form S-2, No. 33-99652)

  4.1.1 First Supplemental Indenture re RISRS (See Exh 4.2 to Form S-2, No. 33-99652)

  4.2 Form of Indenture re Renewable Unsecured Subordinated Notes ("RUS Notes"), (See Exh 4.1 to Form S-2, no. 333-121913)

  4.2.1    Form of RUS Notes, (See Exh 4.2 to Form S-2, no. 333-121913)

  4.5 Third Amended and Restated Securities Purchase Agreement ("3rd SPA") dated as of January 29, 2004, between the registrant and Levine Leichtman Capital Partners II, L.P. ("LLCP") (see Exhibit 99.16 to the Schedule 13D filed by LLCP with respect to the registrant on February 3, 2004)

  4.5.1    Amendment to the 3rd SPA, dated as of March 25, 2004. (see Exhibit
           99.22 to the Schedule 13D filed by LLCP with respect to the registrant on June 4, 2004)

  4.5.2    Amendment to the 3rd SPA, dated as of April 2, 2004. (see Exhibit
           99.23 to the Schedule 13D filed by LLCP with respect to the registrant on June 4, 2004)

  4.5.3    Amendment to the 3rd SPA, dated as of May 28, 2004. (see Exhibit
           99.25 to the Schedule 13D filed by LLCP with respect to the registrant on June 4, 2004)

  4.5.4    Amendment to the 3rd SPA, dated as of June 25, 2004. (see Exhibit
           99.29 to the Schedule 13D filed by LLCP with respect to the registrant on June 29, 2004)

  4.6      Amended and Restated Secured Senior Note due December 15, 2005 (see
           Exhibit 99.18 to the Schedule 13D filed by LLCP with respect to the registrant on February 3, 2004)

  4.6.1 Amendment to Amended and Restated Secured Senior Note due December 15, 2005 (filed herewith)

  4.7      11.75% Secured Senior Note Due 2006 (see Exhibit 99.26 to the
           Schedule 13D filed by LLCP with respect to the registrant on June 4,
           2004)

  4.8      11.75% Secured Senior Note Due 2006 (see Exhibit 99.30 to the
           Schedule 13D filed by LLCP with respect to the registrant on June 29,
           2004)

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

  10.1 1991 Stock Option Plan & forms of Option Agreements thereunder (See Exh 10.19 to Form S-2, no. 333-121913)

  10.2 1997 Long-Term Incentive Stock Plan ("1997 Plan") (See Exh 10.20 to Form S-2, no. 333-121913)

  10.2.1   Form of Option Agreement under 1997 Plan. (filed herewith)

  10.3 Lease Agreement re Chesapeake Collection Facility (see Exhibit 10.11 to registrant's Form 10-K filed March 31, 1997)

  10.4 Lease of Headquarters Building (see Exhibit 10.22 to registrant's Form 10-Q filed Nov. 14, 1997)

  10.5 Amended & Restated Sale and Servicing Agreement dated June 29, 2005 by and among Page Funding LLC ("PFLLC"), the registrant and Wells Fargo Bank, N.A. ("WFBNA") (see Exh 10.1 to Form 10-Q filed August 9,
           2005)

  10.6 Annex A to Agreement filed as Exhibit 10.5 (see Exh 10.2 to Form 10-Q filed August 9, 2005)

  10.7 Indenture dated as of June 30, 2004 by and among PFLLC, UBS Real Estate Securities, Inc. ("UBSRES") and WFBNA (See Exh 10.37 to Form S-2, no. 333-121913)

  10.7.1 Supplement to Indenture filed as Exhibit 10.7 (see Exh 10.3 to Form 10-Q filed August 9, 2005)

  10.8 Note Purchase Agreement dated as of June 30, 2004 by and among PFLLC, UBSRES and WFBNA (See Exh 10.38 to Form S-2, no. 333-121913)

  10.8.1 Amendment to Agreement filed as Exhibit 10.8 (see Exh 10.4 to Form 10-Q filed August 9, 2005)

  10.9 Amended & Restated Variable Funding Note dated June 29, 2005 by PFLLC (see Exh 10.5 to Form 10-Q filed August 9, 2005)

  10.10 Sale and Servicing Agreement dated as of November 15, 2005, among Page Three Funding LLC ("P3FLLC"), the registrant and WFBNA. (filed herewith)

  10.11 Indenture dated as of November 15, 2005 between P3FLLC and WFBNA (filed herewith)

  10.12 Note Purchase Agreement dated as of November 15, 2005 among P3FLLC, the registrant and Bear, Stearns International Limited (filed herewith)

  10.13 Amendment to Master Spread Account Agreement (Form 10-K dated December 31, 1999)

  14 Registrant's Code of Ethics for Senior Financial Officers (filed herewith)

  21       List of subsidiaries of the registrant (filed herewith)

  23.1     Consent of McGladrey & Pullen, LLP (filed herewith)

  23.2     Consent of KPMG, LLP (filed herewith)

  31.1 Rule 13a-14(a) certification by chief executive officer (filed herewith)

  31.2 Rule 13a-14(a) certification by chief financial officer (filed herewith)

  32       Section 1350 certification (filed herewith)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CONSUMER PORTFOLIO SERVICES, INC. (REGISTRANT)

March 10, 2006                   By:    /s/ Charles E. Bradley, Jr.
                                        ----------------------------------------
                                        Charles E. Bradley, Jr., PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2006                          /s/ Charles E. Bradley, Jr.
                                        ----------------------------------------
                                        Charles E. Bradley, Jr., DIRECTOR,
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER)


March 10, 2006                          /s/ E. Bruce Fredrikson
                                        ----------------------------------------
                                        E. Bruce Fredrikson, DIRECTOR


March 10, 2006                          /s/ John E. McConnaughy, Jr.
                                        ----------------------------------------
                                        John E. McConnaughy, Jr., DIRECTOR


March 10, 2006                          /s/ John G. Poole
                                        ----------------------------------------
                                        John G. Poole, DIRECTOR


March 10, 2006                          /s/ William B. Roberts
                                        ----------------------------------------
                                        William B. Roberts, DIRECTOR


March 10, 2006                          /s/ John C. Warner
                                        ----------------------------------------
                                        John C. Warner, DIRECTOR


March 10, 2006                          /s/ Daniel S. Wood
                                        ----------------------------------------
                                        Daniel S. Wood, DIRECTOR


March 10, 2006                          /s/ Robert E. Riedl
                                        ----------------------------------------
                                        Robert E. Riedl, CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL OFFICER)


March 10, 2006                          /s/ Jeffrey P. Fritz
                                        ----------------------------------------
                                        Jeffrey P. Fritz, SR. VICE PRESIDENT
                                        (PRINCIPAL ACCOUNTING OFFICER)

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                       REFERENCE
                                                                       ---------
Report of Independent Registered Public Accounting Firm - McGladrey
    & Pullen, LLP.....................................................    F-2
Report of Independent Registered Public Accounting Firm - KPMG, LLP...    F-3
Consolidated Balance Sheets as of December 31, 2005 and 2004..........    F-4
Consolidated Statements of Operations for the years ended December
    31, 2005, 2004, and 2003..........................................    F-5
Consolidated Statements of Comprehensive Income (Loss) for the years
    ended December 31, 2005, 2004, and 2003...........................    F-6
Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 2005, 2004, and 2003.................................    F-7
Consolidated Statements of Cash Flows for the years ended December
    31, 2005, 2004, and 2003..........................................    F-8
Notes to Consolidated Financial Statements for the years ended
    December 31, 2005, 2004, and 2003.................................   F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors

Consumer Portfolio Services, Inc.:



We have audited the consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.





/s/ McGladrey & Pullen, LLP



Irvine, California
February 24, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors

Consumer Portfolio Services, Inc.:



We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows of Consumer Portfolio Services, Inc. and subsidiaries (the "Company") for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Consumer Portfolio Services, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.




/s/ KPMG LLP


Orange County, California
March 15, 2004

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                     December 31,   December 31,
                                                        2005           2004
                                                     -----------    -----------
ASSETS
Cash and cash equivalents                            $    17,789    $    14,366
Restricted cash and equivalents                          157,662        125,113

Finance receivables                                      971,304        592,806
Less: Allowance for finance credit losses                (57,728)       (42,615)
                                                     -----------    -----------
Finance receivables, net                                 913,576        550,191

Residual interest in securitizations                      25,220         50,430
Furniture and equipment, net                               1,079          1,567
Deferred financing costs                                   8,596          5,096
Deferred tax assets, net                                   7,532             --
Accrued interest receivable                               10,930          6,411
Other assets                                              12,760         13,425
                                                     -----------    -----------
                                                     $ 1,155,144    $   766,599
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses                $    19,568    $    18,153
Warehouse lines of credit                                 35,350         34,279
Tax liabilities, net                                          --          2,978
Notes payable                                                211          1,421
Residual interest financing                               43,745         22,204
Securitization trust debt                                924,026        542,815
Senior secured debt, related party                        40,000         59,829
Subordinated renewable notes                               4,655             --
Subordinated debt                                         14,000         15,000
                                                     -----------    -----------
                                                       1,081,555        696,679
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                   --             --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                  --             --
Common stock, no par value; authorized
   30,000,000 shares; 21,687,584 and 21,471,478
   shares issued and outstanding at December 31,
   2005 and December 31, 2004, respectively               66,748         66,283
Additional paid in capital, warrants                         794             --
Retained earnings                                          8,476          5,104
Accumulated other comprehensive loss                      (2,429)        (1,017)
Deferred compensation                                         --           (450)
                                                     -----------    -----------
                                                          73,589         69,920

                                                     -----------    -----------
                                                     $ 1,155,144    $   766,599
                                                     ===========    ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   Year Ended December 31,
                                             ----------------------------------
                                               2005        2004         2003
                                             ---------   ---------    ---------
Revenues:
Net gain on sale of contracts                $      --   $      --    $  10,421
Interest income                                171,834     105,818       58,164
Servicing fees                                   6,647      12,480       17,058
Other income                                    15,216      14,394       19,343
                                             ---------   ---------    ---------
                                               193,697     132,692      104,986
                                             ---------   ---------    ---------

Expenses:
Employee costs                                  40,384      38,173       37,141
General and administrative                      23,095      21,293       21,271
Interest                                        44,148      25,876       17,867
Interest, related party                          7,521       6,271        5,994
Provision for credit losses                     58,987      32,574       11,390
Impairment loss on residual asset                   --      11,750        4,052
Marketing                                       12,000       8,338        5,380
Occupancy                                        3,400       3,520        3,930
Depreciation and amortization                      790         785        1,000
                                             ---------   ---------    ---------
                                               190,325     148,580      108,025
                                             ---------   ---------    ---------
Income (loss) before income tax benefit          3,372     (15,888)      (3,039)
Income tax benefit                                  --          --       (3,434)
                                             ---------   ---------    ---------
Net income (loss)                            $   3,372   $ (15,888)   $     395
                                             =========   =========    =========

Earnings (loss) per share:
  Basic                                      $    0.16   $   (0.75)   $    0.02
  Diluted                                         0.14       (0.75)        0.02

Number of shares used in computing
earnings (loss) per share:
  Basic                                         21,627      21,111       20,263
  Diluted                                       23,513      21,111       21,578


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)


                                                    Year Ended December 31,
                                               --------------------------------
                                                 2005        2004        2003
                                               --------    --------    --------

Net income (loss)                              $  3,372    $(15,888)   $    395
Other comprehensive income (loss):
Minimum pension liability, net of tax            (1,412)      1,409        (832)
                                               --------    --------    --------
Comprehensive income (loss)                    $  1,960    $(14,479)   $   (437)
                                               ========    ========    ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                       CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                         (IN THOUSANDS)

                                                             Additional              Accumulated
                                                              Paid-in                   Other
                                          Common Stock        Capital,   Retained   Comprehensive     Deferred
                                       Shares      Amount     Warrants   Earnings       Loss        Compensation     Total
                                      --------    --------    --------   --------    -----------    ------------    --------
Balance at December 31, 2002            20,528    $ 63,929    $     --   $ 20,597    $    (1,594)   $       (358)   $ 82,574

Common stock issued upon exercise
  of options, including tax benefit        609         974          --         --             --              --         974
Purchase of common stock                  (548)     (1,195)         --         --             --              --      (1,195)
Pension benefit obligation                  --          --          --         --           (832)             --        (832)
Repurchase of warrants issued               --        (896)         --         --             --              --        (896)
Deferred compensation on
   stock options                            --       1,585          --         --             --          (1,585)         --
Amortization of stock compensation          --          --          --         --             --           1,140       1,140
Net income                                  --          --          --        395             --              --         395
                                      --------    --------    --------   --------    -----------    ------------    --------
Balance at December 31,2003             20,589      64,397          --     20,992         (2,426)           (803)     82,160

Common stock issued upon exercise
  of options, including tax benefit        575       1,079          --         --             --              --       1,079
Common stock issued upon
   conversion of debt                      333       1,000          --         --             --              --       1,000
Purchase of common stock                   (26)       (111)         --         --             --              --        (111)
Pension benefit obligation                  --          --          --         --          1,409              --       1,409
Deferred compensation on
   stock options                            --         (82)         --         --             --              82          --
Amortization of stock compensation          --          --          --         --             --             271         271
Net loss                                    --          --          --    (15,888)            --              --     (15,888)
                                      --------    --------    --------   --------    -----------    ------------    --------
Balance at December 31, 2004            21,471      66,283          --      5,104         (1,017)           (450)     69,920

Common stock issued upon exercise
  of options, including tax benefit        415       1,311          --         --             --              --       1,311
Purchase of common stock                  (199)     (1,040)         --         --             --              --      (1,040)
Pension benefit obligation                  --          --          --         --         (1,412)             --      (1,412)
Valuation of warrants issued                --          --         794         --             --              --         794
Deferred compensation on
   stock options                            --         194          --         --             --            (194)         --
Amortization of stock compensation          --          --          --         --             --             644         644
Net income                                  --          --          --      3,372             --              --       3,372
                                      --------    --------    --------   --------    -----------    ------------    --------
Balance at December 31, 2005            21,687    $ 66,748    $    794   $  8,476    $    (2,429)   $         --    $ 73,589
                                      ========    ========    ========   ========    ===========    ============    ========

                                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)

                                                                           Year Ended December 31,
                                                                     -----------------------------------
                                                                       2005          2004         2003
                                                                     ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                                 $   3,372    $ (15,888)   $     395
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Reversal of restructuring accrual                                      --       (1,287)          --
     Impairment loss on residual asset                                      --       11,750        4,052
     Amortization of deferred acquisition fees                         (10,851)      (6,725)        (870)
     Amortization of discount on Class B Notes                           1,486          588           --
     Depreciation and amortization                                         790          785        1,000
     Amortization of deferred financing costs                            3,296        3,479        2,695
     Provision for credit losses                                        58,987       32,574       11,916
     Gain of sale of Contracts, NIR                                         --           --       (4,381)
     Deferred compensation                                                 644          271        1,140
     Releases of cash from Trusts to Company                            23,074       21,357       25,934
     Initial deposits to Trusts                                             --           --      (18,736)
     Net deposits to Trusts to increase Credit Enhancement                  --       (2,858)     (20,867)
     Interest income on residual assets                                 (5,338)      (4,633)     (16,178)
     Cash received from residual interest in securitizations            30,548       54,154       45,644
     Impairment charge against non-auto finanace receivable assets       1,882           --           --
     Changes in assets and liabilities:
       Payments on restructuring accrual                                (1,425)      (1,969)      (1,804)
       Restricted cash and equivalents                                 (55,623)     (76,336)     (30,641)
       Purchases of contracts held for sale                                 --           --     (182,045)
       Proceeds received on Contracts held for sale                         --           --      283,423
       Other assets                                                     (5,578)      (5,415)       6,936
       Deferred tax assets, net                                         (7,532)          --           --
       Accounts payable and accrued expenses                             1,928          715       (1,559)
       Tax liabilities                                                  (2,978)        (606)      (7,162)
                                                                     ---------    ---------    ---------
          Net cash provided by operating activities                     36,682        9,956       98,892
                                                                     ---------    ---------    ---------

Cash flows from investing activities:
   Purchases of finance receivables held for investment               (691,252)    (505,977)    (175,275)
   Purchases of note receivable                                             --       (2,799)          --
   Proceeds received on finance receivables held for investment        279,730      196,126        6,611
   Purchase of furniture and equipment                                    (166)      (1,408)         (93)
   Purchase of subsidiary, net of cash acquired                             --           --      (10,181)
                                                                     ---------    ---------    ---------
          Net cash used in investing activities                       (411,688)    (314,058)    (178,938)
                                                                     ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of residual financing debt                    45,800       44,000           --
   Proceeds from issuance of securitization trust debt                 662,350      474,720      154,375
   Proceeds from issuance of senior secured debt, related party             --       25,000       25,000
   Proceeds from issuance of subordinated renewable notes                4,685           --           --
   Net proceeds from warehouse lines of credit                           1,071          570       31,332
   Repayment of residual interest financing debt                       (24,259)     (21,796)          --
   Repayment of securitization trust debt                             (282,625)    (177,611)     (96,484)
   Repayment of senior secured debt, related party                     (19,829)     (15,137)     (25,107)
   Repayment of subordinated debt and renewable notes                   (1,030)     (20,000)      (1,000)
   Repayment of notes payable                                           (1,209)      (1,909)      (3,748)
   Repayment of related party debt                                          --      (16,500)          --
   Payment of financing costs                                           (6,796)      (7,046)      (2,553)
   Repurchase of common stock                                           (1,040)        (111)      (1,195)
   Repurchase of warrants issued                                            --           --         (896)
   Exercise of options and warrants                                      1,311        1,079          584
                                                                     ---------    ---------    ---------
          Net cash provided by financing activities                    378,429      285,259       80,308

Increase (decrease) in cash and cash equivalents                         3,423      (18,843)         262

Cash and cash equivalents at beginning of period                        14,366       33,209       32,947
                                                                     ---------    ---------    ---------
Cash and cash equivalents at end of period                           $  17,789    $  14,366    $  33,209
                                                                     =========    =========    =========

                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                       CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)


                                                                           Year Ended December 31,
                                                                     -----------------------------------
                                                                       2005          2004         2003
                                                                     ---------    ---------    ---------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                     $  45,929    $  28,228    $  18,677
        Income taxes                                                     9,377          420        3,728

Supplemental disclosure of non-cash investing and financing activities:
      Stock-based compensation                                       $     644    $     271    $   1,140
      Conversion of related party debt to common stock                      --       (1,000)          --
      Pension benefit obligation, net                                    1,412       (1,409)         832
      Value of warrants issued                                             794           --           --


                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                              F-9

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in Texas, California, Ohio and Florida represented 10.7%, 9.0%, 7.5% and 7.1%, respectively of Contracts purchased during 2005 compared with 12.1%, 8.6%, 5.1% and 6.1%, respectively in 2004. No other state had a concentration in excess of 7.0%. The Company specializes in Contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.

The Company is subject to various regulations and laws as they relate to the extension of credit in consumer credit transactions. Although the Company believes it is currently in material compliance with these regulation and laws, there can be no assurance that the Company will be able to maintain such compliance. Failure to comply with such laws and regulations could have a material adverse effect on the Company.


ACQUISITIONS

On March 8, 2002, the Company acquired MFN Financial Corporation and its subsidiaries in a merger (the "MFN Merger"). On May 20, 2003, the Company acquired TFC Enterprises, Inc. and its subsidiaries in a second merger (the "TFC Merger"). Each merger was accounted for as a purchase. MFN Financial Corporation and its subsidiaries ("MFN") and TFC Enterprises, Inc. and its subsidiaries ("TFC") were engaged in businesses similar to that of the Company: buying Contracts from Dealers, financing those Contracts through securitization transactions, and servicing those Contracts. MFN ceased acquiring Contracts in March 2002; TFC continues to acquire Contracts under its "TFC Programs."

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. The Company's cash is primarily deposited at three financial institutions. The Company maintains cash due from banks in excess of the bank's insured deposit limits. The Company does not believe it is exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, the Company is required to maintain a minimum unrestricted cash balance.


FINANCE RECEIVABLES, NET OF UNEARNED INCOME

Finance receivables are presented at cost. All Finance receivable Contracts are held for investment and include automobile installment sales contracts on which interest is pre-computed and added to the amount financed. The interest on such Contracts is included in unearned finance charges. Unearned finance charges are amortized using the interest method over the contractual term of the receivables. Generally, payments received on finance receivables are restricted to certain securitized pools, and the related Contracts cannot be resold. Finance receivables are charged off pursuant to the controlling documents of certain securitized pools, generally before they become contractually delinquent five payments. Contracts that are deemed uncollectible prior to the maximum delinquency period are charged off immediately. Management may authorize an extension of payment terms if collection appears likely during the next calendar month.

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


CHARGE OFF POLICY

Delinquent Contracts for which the related financed vehicle has been repossessed are generally charged off no later than the month in which the proceeds from the sale of the financed vehicle were received (see Repossessed and Other Assets below). The amount charged off is the remaining principal balance of the Contract, after the application of the net proceeds from the liquidation of the financed vehicle. With respect to delinquent Contracts for which the related financed vehicle has not been sold, the remaining principal balance thereof is generally charged off no later than the end of the month that the Contract becomes 120 days past due for CPS Program receivables and for non-CPS Program receivables, no later than the end of the month that the Contract becomes 180 days past due.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

For Contracts purchased and securitized in pools which are structured as secured financings for financial accounting purposes, dealer acquisition fees reduce the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the life of the loans using the interest method in accordance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases".

Effective January 1, 2005, the Company adopted the Accounting Standards Executive Committee's Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"), for loans acquired subsequent to December 31, 2004. Under SOP 03-3, dealer acquisition fees on loans purchased by the Company are not considered credit-related because there is no deterioration in credit quality between the time the loan originated and when it is acquired. The adoption of SOP 03-3 had no impact on the financial statements of the Company.


REPOSSESSED AND OTHER ASSETS

If a customer fails to make or keep promises for payments, or if the customer is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the customer's payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed the Company will stop accruing interest in this Contract, and reclassify the remaining Contract balance to other assets. In addition the Company will apply a specific reserve to this Contract so that the net balance represents the estimated fair value less costs to sell. Included in other assets in the accompanying balance sheets are repossessed vehicles pending sale, net of the reserve, of $4.2 million and $2.7 million at December 31, 2005 and 2004, respectively.

Included in Other Assets are non-finance receivable assets totaling $2.4 million as of December 31, 2005, net of a valuation allowance of $1.9 million. The valuation allowance was established in 2005 and is included in general and administrative expenses in the Company's Consolidated Statement of Operations (See Note 13). Included in the $1.9 million valuation allowance, is $900,000 associated with related party receivables.


TREATMENT OF SECURITIZATIONS

Prior to July 2003, the disposition of Contracts in securitization transactions were structured as sales for financial accounting purposes, therefore, gain on sale was recognized on those securitization transactions in which the Company, or a wholly-owned, consolidated subsidiary of the Company, retained a residual interest in the Contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. These securitization transactions include "term" securitizations (the purchaser holds the Contracts for substantially their entire term) and "continuous" or "warehouse" securitizations (which finance the acquisition of the Contracts for future sale into term securitizations).

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The line item "Residual interest in securitizations" on the Company's Consolidated Balance Sheet represents the residual interests in term securitizations completed prior to July 2003. This line represents the discounted sum of expected future cash flows from these securitization trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance of the Contracts included in the term securitizations.

All subsequent securitizations were structured as secured financings. The warehouse securitizations are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt."

The Company's securitization structure has generally been as follows:

The Company sells Contracts it acquires to a wholly-owned Special Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities ("Notes"), in a principal amount equal to or less than the aggregate principal balance of the Contracts. The Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust (the "Noteholders"); the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain or sell subordinated Notes issued by the Trust or a related entity. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of principal and interest on the senior Notes, from an insurance company (a "Note Insurer"). In addition, the Company provides "Credit Enhancement" for the benefit of the Note Insurer and the Noteholders in three forms: (1) an initial cash deposit to a bank account (a "Spread Account") held by the Trust, (2) overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts, and (3) in the form of subordinated Notes. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified levels which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust when the aggregate outstanding balance of the Contracts has amortized to a specified percentage of the initial aggregate balance.

Beginning in the third quarter of 2003, the Company began to structure its term securitization transactions so that they would be treated for financial accounting purposes as borrowings secured by receivables, rather than as sales of receivables.

These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for the Company's operations compared to the previous term securitization transactions which were accounted for as sales at the consummation of the transaction. The changes have resulted in the Company initially reporting lower earnings than it would have reported if it had continued structuring its securitizations to require recognition of gain on sale.

Securitizations prior to July 2003 that were treated as sales for financial accounting purposes differ from secured financings in that the Trust to which the SPS sold the Contracts met the definition of a "qualified special purpose entity" under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of the Trust are not consolidated into the Company's Consolidated Balance Sheet.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes which it issues, (ii) the promissory notes are in an aggregate principal amount of not more than 77.0% to 80.0% of the aggregate principal balance of the Contracts (that is, at least 20.0% overcollateralization), and (iii) no increase in the required amount of Credit Enhancement is contemplated unless certain portfolio performance tests are breached. Upon each sale of Contracts in a securitization structured as a secured financing, the Company retains on its Consolidated Balance Sheet the Contracts securitized as assets and records the Notes issued in the transaction as indebtedness of the Company.

Under the prior securitizations structured as sales for financial accounting purposes, the Company removed from its Consolidated Balance Sheet the Contracts sold and added to its Consolidated Balance Sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained or residual interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, and certain expenses. The excess of the cash received and the assets retained by the Company over the allocated carrying value of the Contracts sold, less transaction costs, equals the net gain on sale of Contracts recorded by the Company. Until the maturity of these transactions, the Company's Consolidated Balance Sheet will reflect securitization transactions structured both as sales and as secured financings.

With respect to securitizations structured as sales for financial accounting purposes, the Company allocates its basis in the Contracts between the Contracts sold and the Residuals retained based on the relative fair values of those portions on the date of the sale. The Company recognizes gains or losses attributable to the change in the estimated fair value of the Residuals. Gains in fair value are recognized in the income statement with losses being recorded as an impairment loss in the income statement. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective pre-tax discount rate of 14% per annum except for certain collections from charged off receivables related to the Company's securitizations in 2001 and later where the Company has used a discount rate of 25%.

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

If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to the Company, or in certain cases is transferred to other Spread Accounts related to transactions insured by the same Note Insurer that may be below their required levels. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Although Spread Account balances are held by the Trusts on behalf of the Company's SPS as the owner of the Residuals (in the case of securitization transactions structured as sales for financial accounting purposes) or the Trusts (in the case of securitization

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


transactions structured as secured financings for financial accounting purposes), the cash in the Spread Accounts is restricted from use by the Company. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The Company's estimates are based on historical performance of comparable Contracts.

Following a securitization that is structured as a sale for financial accounting purposes, interest income is recognized on the balance of the Residuals. In addition, the Company will recognize as a gain additional revenue from the Residuals if the actual performance of the Contracts is better than the Company's estimate of the value of the residual. If the actual performance of the Contracts were worse than the Company's estimate, then a downward adjustment to the carrying value of the Residuals and a related impairment charge would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related Contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

In all the Company's term securitizations, whether treated as secured financings or as sales, the Company has transferred the receivables (through a subsidiary) to the securitization Trust. The difference between the two structures is that in securitizations that are treated as secured financings the Company reports the assets and liabilities of the securitization Trust on its Consolidated Balance Sheet. Under both structures the Noteholders' and the related securitization Trusts' recourse to the Company for failure of the Contract obligors to make payments on a timely basis is limited to the Company's Finance receivables, Spread Accounts and Residuals.


SERVICING

The Company considers the contractual servicing fee received on its managed portfolio held by non-consolidated subsidiaries to approximate adequate compensation. As a result, no servicing asset or liability has been recognized. Servicing fees received on its managed portfolio held by non-consolidated subsidiaries are reported as income when earned. Servicing fees received on its managed portfolio held by consolidated subsidiaries are included in interest income when earned. Servicing costs are charged to expense as incurred. Servicing fees receivable, which are included in Other Assets in the accompanying balance sheets, represent fees earned but not yet remitted to the Company by the trustee.


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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


OTHER INCOME

Other Income consists primarily of recoveries on previously charged off MFN Contracts, fees paid to the Company by Dealers for certain direct mail services the Company provides, refunds of sales taxes paid by obligors under the Contracts, and, in 2005 $2.7 million in proceeds from sales of previously charged off Contracts to independent third parties. The recoveries on previously charged off MFN Contracts relate to Contracts that were acquired in the MFN acquisition. These recoveries totaled $4.9 million, $8.0 million and $12.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.


EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings
(loss) per share:


                                                           2005       2004        2003
                                                         --------   --------    --------
                                                      (In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings (loss)
   per share .........................................   $  3,372   $(15,888)   $    395
                                                         ========   ========    ========
Denominator:
Denominator for basic earnings (loss) per share
   - weighted average number of common shares
   outstanding during the year .......................   $ 21,627     21,111      20,263
Incremental common shares attributable to exercise
   of outstanding options and warrants ...............   $  1,886         --       1,315
                                                         --------   --------    --------
Denominator for diluted earnings (loss) per share ....   $ 23,513     21,111      21,578
                                                         ========   ========    ========
Basic earnings (loss) per share ......................   $   0.16   $  (0.75)   $   0.02
                                                         ========   ========    ========
Diluted earnings (loss) per share ....................   $   0.14   $  (0.75)   $   0.02
                                                         ========   ========    ========

Incremental shares of 1.1 million related to the conversion of subordinated debt have been excluded from the calculation for the year ended December 31, 2003 because the impact of assumed conversion of such subordinated debt is anti-dilutive. Incremental shares of 1.8 million shares related to stock options have been excluded from the diluted earnings (loss) per share calculation for the year ended December 31, 2004 because the impact is anti-dilutive.

In addition, options to purchase 639,000, 305,000 and 908,000 shares of common stock for the years ended December 31, 2005, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings (loss) per share because the option exercise price was greater than the average market price of the shares.


DEFERRAL AND AMORTIZATION OF DEBT ISSUANCE COSTS

Costs related to the issuance of debt are amortized using the interest method over the contractual or expected term of the related debt.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. The Company utilizes the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely.


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

In December 2005, the Compensation Committee of the Board of Directors approved accelerated vesting of all the outstanding stock options issued by the Company. Options to purchase 2,113,998 shares of the Company's common stock, which would otherwise have vested from time to time through 2010, became immediately exercisable as a result of the acceleration of vesting. The decision to accelerate the vesting of the options was made primarily to reduce non-cash compensation expenses that would have been recorded in the Company's income statement in future periods upon the adoption of Financial Accounting Standards Board Statement No. 123R in January 2006. The Company estimates that approximately $3.5 million of future non-cash compensation expense will be eliminated as a result of the acceleration of vesting.

At the time of the acceleration of vesting, the Company accounted for its stock options in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, the acceleration of vesting resulted in non-cash compensation charge of $427,000 for the year ended December 31, 2005.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2005, 2004 and 2003, was $3.07, $2.30, and $2.09,
respectively, at the date of grant. That fair value was computed using the Black-Scholes option-pricing model with the following weighted average assumptions:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   Year Ended December 31,
                                         ---------------------------------------
                                            2005          2004          2003
                                         -----------   -----------   -----------
Expected life (years) .............           6.50           6.50          7.63
Risk-free interest rate ...........           4.32 %         4.48%         4.16%
Volatility ........................          56.90 %        54.65%       100.82%
Expected dividend yield ...........            --             --            --


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

                                                   Year Ended December 31,
                                         ---------------------------------------
                                            2005          2004          2003
                                         -----------   -----------   -----------
                                          (In thousands, except per share data)
Net income (loss)
   As reported  ......................   $     3,372   $   (15,888)  $       395
   Pro forma .........................          (648)      (16,808)          175
Earnings (loss) per share - basic
   As reported .......................   $      0.16   $     (0.75)  $      0.02
   Pro forma .........................         (0.03)        (0.80)         0.01
Earnings (loss) per share - diluted
   As reported .......................   $      0.14   $     (0.75)  $      0.02
   Pro forma .........................         (0.03)        (0.80)         0.01


SEGMENT REPORTING

Operations are managed and financial performance is evaluated on a Company-wide basis by a chief decision maker. Management has determined that the aggregation criteria of FASB Statement No. 131 have been met and accordingly, all of the Company's operations are aggregated in one reportable segment.


NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123(R) (As Amended), "Share-Based Payment" ("FAS 123(R)" or the "Statement"). FAS 123 (R) and related interpretations require that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.

The Statement is effective at the beginning of 2006 and will therefore be effective for the Company's first quarter of 2006. As of the effective date, the Company will apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized for
(1) all awards granted after the required effective date and to awards modified, cancelled, or repurchased after that date and (2) the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated for pro forma disclosures under SFAS 123. As a result of the acceleration of vesting on all options outstanding in December 2005 there will be no effect on the Company's adoption of the statement in 2006 relating to such options currently outstanding.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Instruments". This statement amends the guidance in FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, ""Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe the adoption of this statement will have a material effect on the Company's financial position or operations.


USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, valuing the Residuals, computing the related gain on sale on the transactions that created the Residuals, and the recording of the deferred tax asset valuation allowance. These are material estimates that could be susceptible to changes in the near term and accordingly, actual results could differ from those estimates.


(2) RESTRICTED CASH

Restricted cash comprised the following components:

                                                             December 31,
                                                        ------------------------
                                                          2005           2004
                                                        --------        --------
                                                              (In thousands)
Securitization trust accounts ..................        $157,492        $118,944
Litigation reserve .............................              --           5,503
Note purchase facility reserve .................              20             516
Other ..........................................             150             150
                                                        --------        --------
Total restricted cash ..........................        $157,662        $125,113
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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) FINANCE RECEIVABLES


The following table presents the components of Finance Receivables, net of unearned interest:

                                                             December 31,  December 31,
                                                                2005           2004
                                                              ---------     ---------
Finance Receivables                                               (In thousands)
  Automobile
    Simple Interest .......................................   $ 933,510     $ 522,346
    Pre-compute, net of unearned interest .................      54,693        86,932
                                                              ---------     ---------

    Finance Receivables, net of unearned interest .........     988,203       609,278
    Less: Unearned acquisition fees and discounts .........     (16,899)      (16,472)
                                                              ---------     ---------
    Finance Receivables ...................................   $ 971,304     $ 592,806
                                                              =========     =========

Finance receivables totaling $5.1 million and $5.4 million at December 31, 2005 and 2004, respectively, have been placed on non-accrual status as a result of their delinquency status.

The following table presents a summary of the activity for the allowance for credit losses, for the years ended December 31, 2005 and 2004:

                                                                           December 31,
                                                              -------------------------------------
                                                                2005          2004           2003
                                                              ---------     ---------     ---------
                                                                         (In thousands)
Balance at beginning of year ..............................   $  42,615     $  35,889     $  25,828
Addition to allowance for credit losses from
  acquisitions ............................................          --            --        24,271
Provision for credit losses ...............................      58,987        32,574        11,667
Charge-offs ...............................................     (55,978)      (34,636)      (32,117)
Recoveries ................................................      12,104         8,788         6,240
                                                              ---------     ---------     ---------
Balance at end of year ....................................   $  57,728     $  42,615     $  35,889
                                                              =========     =========     =========


(4) RESIDUAL INTEREST IN SECURITIZATIONS

The following table presents the components of the residual interest in securitizations and shown at their discounted amounts:

                                                                    December 31,
                                                              -----------------------
                                                                2005          2004
                                                              ---------     ---------
                                                                  (In thousands)
Cash, commercial paper, United States government securities
   and other qualifying investments (Spread Accounts) .....   $  12,748     $  17,776
Receivables from Trusts (NIRs) ............................       5,798        12,483
Overcollateralization .....................................       6,674        16,644
Investment in subordinated certificates ...................          --         3,527
                                                              ---------     ---------

Residual interest in securitizations ......................   $  25,220     $  50,430
                                                              =========     =========

The following table presents the estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           December 31,
                                                              -------------------------------------
                                                                2005          2004           2003
                                                              ---------     ---------     ---------
                                                                     (Dollars in thousands)
Undiscounted estimated credit losses ......................   $   5,724     $  23,588     $  47,935
Managed portfolio held by non-consolidated subsidiary .....     103,130       233,621       425,534
Undiscounted estimated credit losses as a percentage of
managed portfolio held by non-consolidated subsidiary .....        5.55%        10.10%        11.30%


The key economic assumptions used in measuring the residual interest in securitizations at the date of securitization in 2003 are as follows: prepayment speed of 21.7%, net credit losses of 12.5%, and a discount rate of 14%. There were no securitizations accounted for as sales for financial accounting purposes in 2004 and 2005.

The key economic assumptions used in measuring all residual interest in securitizations as of December 31, 2005 and 2004 are included in the table below. The pre-tax discount rate remained constant at 14%, except for certain cash flows from charged off receivables related to the Company's securitizations from 2001 to 2003 where the Company has used a discount rate of 25%.


                                                        2005           2004
                                                    -------------  -------------
Prepayment speed (Cumulative).....................  22.2% - 35.8%  20.0% - 30.5%
Net credit losses (Cumulative)....................  11.9% - 20.2%  13.0% - 20.5%


Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.

Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:


                                                                        December 31,
                                                                       -------------
                                                                           2005
                                                                       -------------
                                                                   (Dollars in thousands)

Carrying amount/fair value of residual interest in securitizations ... $   25,220
Weighted average life in years .......................................       2.24

Prepayment Speed Assumption (Cumulative) .............................  22.2% - 35.8%
Estimated fair value assuming 10% adverse change ..................... $   25,168
Estimated fair value assuming 20% adverse change .....................     25,119

Expected Net Credit Losses (Cumulative) ..............................  11.9% - 20.2%
Estimated fair value assuming 10% adverse change ..................... $   23,937
Estimated fair value assuming 20% adverse change .....................     22,656

Residual Cash Flows Discount Rate (Annual) ...........................  14.0% - 25.0%
Estimated fair value assuming 10% adverse change ..................... $   24,636
Estimated fair value assuming 20% adverse change .....................     24,071


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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes the cash flows received from (paid to) the Company's unconsolidated securitization Trusts:

                                                For the Year Ended December 31,
                                                ------------------------------
                                                  2005      2004        2003
                                                --------   --------   --------
                                                       (In thousands)
Releases of cash from Spread Accounts ......... $  7,420   $ 17,175   $ 25,934
Servicing Fees received .......................    4,490     13,631     17,039
Net deposits to increase Credit Enhancement ...       --     (2,106)   (20,867)
Initial funding of Credit Enhancement .........       --         --    (18,736)
Purchase of delinquent or foreclosed assets ...  (22,682)   (44,473)   (45,747)
Repurchase of trust assets ....................   (9,658)        --         --


The following table presents the credit loss and delinquency performance for the serviced portfolio:


                                                                  Principal Amount of
                                         Total Principal           Contracts 60 Days        Net Credit Losses(1)
                                        Amount of Contracts        or More Past Due         for the Year Ended
                                      -----------------------   -----------------------   -----------------------
                                          At December 31,           At December 31,            December 31,
                                      -----------------------   -----------------------   -----------------------
                                        2005          2004         2005         2004         2005         2004
                                      ----------   ----------   ----------   ----------   ----------   ----------
                                                                     (In thousands)
Contracts held by
  consolidated subsidiaries .......   $1,000,597   $  619,794   $   25,864   $   17,379   $   36,511   $   26,418
Contracts held by
  non-consolidated subsidiaries ...      103,130      233,621        4,263       10,037       14,184       36,042
SeaWest Third Party Portfolio .....       18,018       53,463        1,663        5,065        7,386       18,018
                                      ----------   ----------   ----------   ----------   ----------   ----------

Total managed portfolio ...........   $1,121,745   $  906,878   $   31,790   $   32,481   $   58,081   $   80,478
                                      ==========   ==========   ==========   ==========   ==========   ==========

--------------
(1) INCLUDES RECOVERIES ON PREVIOUSLY CHARGED OFF MFN CONTRACTS INCLUDED IN OTHER INCOME.

(5) FURNITURE AND EQUIPMENT

The following table presents the components of furniture and equipment:

                                                                December 31,
                                                           --------------------
                                                            2005          2004
                                                           -------      -------
                                                              (In thousands)
Furniture and fixtures ...............................     $ 3,780      $ 3,744
Computer equipment ...................................       4,815        4,700
Leasing assets .......................................         673          673
Leasehold improvements ...............................         666          651
Other fixed assets ...................................          17           17
                                                           -------      -------
                                                             9,951        9,785
Less: accumulated depreciation and amortization ......      (8,872)      (8,218)
                                                           -------      -------
                                                           $ 1,079      $ 1,567
                                                           =======      =======


Depreciation expense totaled $654,000, $660,000 and $878,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) RESTRUCTURING ACCRUALS


MFN MERGER

In connection with the MFN Merger, the Company subsequently terminated the MFN origination activities and consolidated certain activities of MFN. In connection therewith, the Company recognized certain liabilities related to the costs to exit these activities and terminate the affected employees of MFN. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. Of these liabilities recognized at the merger date in the amount of $6.2 million, only the accrual related to facility closures remained outstanding as of December 31, 2005 and 2004 in the amounts of $545,000 and $1.2 million respectively.


TFC MERGER

In connection with the TFC Merger, the Company consolidated certain activities of CPS and TFC. As a result of this consolidation, the Company recognized certain liabilities related to the costs to integrate and terminate affected employees of TFC. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. The total liabilities recognized by the Company at the time of the merger were $4.5 million. These costs include the following:

                                     December 31,         December 31,          December 31,
                                       2005(2)    Activity   2004      Activity     2003
                                      --------   --------   --------   --------   --------
                                                         (In thousands)
Severance Payments and
consulting contracts (1) ..........   $    109   $    309   $    418   $  1,908   $  2,326
Facilities closures ...............        345        477        822        409      1,231
Other obligations .................         --         --         --        234        234
                                      --------   --------   --------   --------   --------

    Total liabilities assumed .....   $    454   $    786   $  1,240   $  2,551   $  3,791
                                      ========   ========   ========   ========   ========

-------------------
(1) FOR THE PERIOD FROM DECEMBER 31, 2003 TO DECEMBER 31, 2004 THE ACTIVITY RESULTING IN A CHANGE OF $1.9 MILLION, INCLUDES CHARGES AGAINST THE LIABILITY OF $621,000 AND THE REVERSAL OF $1.3 MILLION OF COSTS THAT THE COMPANY NO LONGER EXPECTS TO INCUR. THE $1.3 WAS RECORDED IN THE STATEMENT OF INCOME AS A REDUCTION OF OPERATING EXPENSES DURING THE YEAR ENDED DECEMBER 31, 2004.
(2) THE COMPANY BELIEVES THAT THIS AMOUNT PROVIDES ADEQUATELY FOR ANTICIPATED REMAINING COSTS RELATED TO EXITING CERTAIN ACTIVITIES OF TFC, AND THAT AMOUNTS INDICATED ABOVE ARE REASONABLY ALLOCATED.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) SECURITIZATION TRUST DEBT


The Company has completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on the Company's consolidated balance sheets as "Securitization trust debt," and the components of such debt are summarized in the following table:

                                                                                                  Weighted
                    Final          Receivables                   Outstanding    Outstanding       Average
                  Scheduled         Pledged at                   Principal at   Principal at  Interest Rate at
                   Payment         December 31,     Initial      December 31,   December 31,    December 31,
    Series         Date (1)           2005         Principal         2005           2004            2005
--------------  --------------      ---------     -----------      ---------     ----------     ------------

MFN 2001-A           June 2007      $       -     $   301,000      $       -     $    3,382                -
TFC 2002-1         August 2007              -          64,552              -          2,574                -
TFC 2002-2          March 2008              -          62,589              -          9,152                -
TFC 2003-1        January 2009          7,779          52,365          6,557         17,703            2.69%
CPS 2003-C          March 2010         32,063          87,500         30,550         53,456            3.57%
CPS 2003-D        October 2010         31,203          75,000         29,688         50,722            3.50%
CPS 2004-A        October 2010         40,316          82,094         40,225         66,737            3.62%
PCR 2004-1          March 2010         28,068          76,257         22,873         52,633            3.52%
CPS 2004-B       February 2011         53,330          96,369         52,704         84,185            4.17%
CPS 2004-C          April 2011         62,360         100,000         61,779         93,071            3.86%
CPS 2004-D       December 2011         84,034         120,000         82,801        109,200            4.44%
CPS 2005-A        October 2011        109,749         137,500        110,021            N/A            4.93%
CPS 2005-B       February 2012        121,440         130,625        113,194            N/A            4.16%
CPS 2005-C            May 2012        186,021         183,300        173,509            N/A            4.61%
CPS 2005-TFC         July 2012         78,991          72,525         72,525            N/A            5.72%
CPS 2005-D (2)       July 2012         86,083         127,600        127,600            N/A            4.98%
                                    ---------     -----------      ---------     ----------

                                    $ 921,437     $ 1,769,276      $ 924,026     $  542,815
                                    =========     ===========      =========     ==========

-------------------
(1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $328.7 MILLION IN 2006, $223.7 MILLION IN 2007, $160.5 MILLION IN 2008, $114.6 MILLION IN 2009, $75.1 MILLION
         IN 2010, AND $21.4 MILLION IN 2011.

(2) RECEIVABLES PLEDGED AT DECEMBER 31, 2005 EXCLUDES APPROXIMATELY $58.0 MILLION IN CONTRACTS DELIVERED TO THE TRUST IN JANUARY 2006 PURSUANT TO A PRE-FUNDING STRUCTURE.


All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued through wholly-owned, bankruptcy remote subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal and interest payments are guaranteed by financial guaranty insurance policies.

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. As a result of waivers and amendments to these covenants throughout 2004 and 2005, the Company was in compliance with all such covenants as of December 31, 2005. Without the waivers and amendments obtained in the first quarter of 2005, the Company would have been in breach of covenants related to maintaining a minimum level of net worth and incurring a maximum financial loss as of December 31, 2004.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of December 31, 2005, restricted cash under the various agreements totaled approximately $157.5 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized in proportion to the principal distributed to the noteholders. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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


(8) DEBT

The terms of the Company's significant debt outstanding at December 31, 2005 and 2004 are summarized below:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     DECEMBER 31,
                                                                              -------------------------
                                                                                 2005           2004
                                                                              -----------   -----------
                                                                                    (In thousands)
RESIDUAL INTEREST FINANCING

Notes secured by the Company's residual interests in its
securitizations. The notes outstanding at December 31, 2004 were secured by eight securitization transactions and bore interest at
10.0% per annum. The notes outstanding at December 31, 2005 are secured by ten securitizations and bear interest at a blended interest rate of 8.36% per annum. In each period, the securitizations pledged include both sale transactions and secured financing transactions. The notes are non-recourse obligations of the Company with interest and principal to be paid solely from the cash distributions on the retained interests securing the notes. The notes outstanding at
December 31, 2004 were issued in March 2004 with issuance costs of
$1.3 million and were repaid in full in August 2005. The notes outstanding at December 31, 2005 were issued in November 2005 with
issuance costs of $915,000 and have a final maturity of July 2011.            $    43,745   $    22,204

SENIOR SECURED DEBT, RELATED PARTY

Notes payable to Levine Leichtman Capital Partners II, L.P.
("LLCP"). The notes consists of separate term notes that each bear interest at 11.75% per annum, require monthly interest
payments and are due on various dates through December 2006, after having been amended from higher rates and earlier
maturities. The Company incurred issuance and amendment fees aggregating $1.3 million in relation to these notes. The notes are secured by all assets of the Company that are not pledged to securitization debt, and are the last in a series of borrowings from LLCP that have taken place since November 1998, which have also included the issuances to LLCP of warrants to purchase the
Company's common stock. As of December 31, 2005 and 2004, a
warrant to purchase 1,000 shares of common stock at $0.01 per
share remained outstanding which expire in April 2009.                        $    40,000   $    59,829

SUBORDINATED DEBT

Notes bearing interest at 12.50% per annum and 12.00% per annum at December 31, 2005 and 2004 respectively. The Company incurred issuance costs of $1.1 million when the notes were issued in
December 1995. The $14.0 million outstanding was repaid on its
maturity date in January 2006.                                                $    14,000   $    15,000

RENEWABLE SUBORDINATED NOTES

Notes bearing interest ranging from 5.60% to 11.15%, with a
weighted average rate of 8.53%, and with maturities from January
2006 to November 2015 with a weighted maturity of January 2008.
The Company began issuing the notes in June 2005 and incurred issuance costs of $250,000. Payments may be required monthly, quarterly, annually or upon maturity based on the terms of the
individual notes.                                                             $     4,655   $        --
                                                                              -----------   -----------
                                                                              $   102,400   $    97,033
                                                                              ===========   ===========

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The costs incurred in conjunction with the above debt are recorded as deferred financing costs on the accompanying balance sheets and is more fully described in Note 1.

The Company must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth and capitalization. Further covenants include matters relating to investments, acquisitions, restricted payments and certain dividend restrictions.

The following table summarizes the contractual maturity amounts of debt as of December 31, 2005:

Contractual          Residual        Senior                Renewable
 maturity            interest       secured  Subordinated subordinated
   date            financing (1)      debt       debt        notes       Total
-----------        -------------    --------    --------    --------    --------
   2006                 $ 17,986    $ 40,000    $ 14,000    $  1,643    $ 73,629
   2007                   14,435          --          --         909      15,344
   2008                    7,644          --          --       1,562       9,206
   2009                    3,680          --          --         171       3,851
   2010                       --          --          --         279         279
Thereafter                    --          --          --          91          91
                        --------------------------------------------------------
                        $ 43,745    $ 40,000    $ 14,000    $  4,655    $102,400
                        ========================================================

-------------------
(1) THE CONTRACTUAL MATURITY DATE FOR THE RESIDUAL INTEREST FINANCING IS JULY 2011. THE NOTES ARE EXPECTED TO BE PAID PRIOR TO THAT DATE, BASED ON THE AMORTIZATION OF THE RELATED SECURITIZATIONS. SINCE THE AMORTIZATION OF THE RELATED SECURITIZATIONS IS BASED ON THE PERFORMANCE OF THE UNDERLYING FINANCE RECEIVABLES, THERE CAN BE NO ASSURANCE AS TO THE EXACT TIMING OF PAYMENTS.


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

The Company is required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines of credit, senior debt, and subordinated debt. The covenants restrict the payment of certain distributions, including dividends (See Note 8.).

Included in common stock at December 31, 2003, is additional paid in capital of $1.6 million related to the valuation of certain stock options as required by Financial Interpretation No. 44 ("FIN 44") or the valuation of conditionally granted options as required under Accounting Principals Board Opinion No. 25 ("APB 25"). Included in compensation expense for the years ended December 31, 2005, 2004 and 2003, is $644,000, $271,000 and $1.1 million related to the amortization of deferred compensation expense and valuation of stock options.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK PURCHASES

During 2000, the Company's Board of Directors authorized the Company to purchase up to $5 million of Company securities. In October 2002, the Board of Directors authorized the purchase of an additional $5 million of outstanding debt or equity securities. In October 2004, the Board of Directors authorized the purchase of an additional $5.0 million of outstanding debt or equity securities. As of December 31, 2005, the Company had purchased $5.0 million in principal amount of the debt securities, and $5.0 million of its common stock, representing 2,365,695 shares.


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

In July 1997, the Company adopted and its shareholders approved the 1997 Long-Term Incentive Plan (the "1997 Plan") pursuant to which the Company's Board of Directors may grant stock options, restricted stock and stock appreciation rights to employees, directors or employees of entities in which the Company has a controlling or significant equity interest. Options that have been granted under the 1997 Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over 5 years. In 2001, the shareholders of the Company approved an amendment to the 1997 Plan providing that an aggregate maximum of 3,400,000 shares of the Company's common shares may be subject to awards under the 1997 Plan. In 2003, the shareholders of the Company approved an amendment to the 1997 Plan to further increase the aggregate maximum number of shares that may be granted within the Plan to 4,900,000 shares. A further increase to 6,900,000 shares in the aggregate maximum number of shares that may be granted was approved by the shareholders in 2004.

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

At December 31, 2005, there were a total of 165,261 additional shares available for grant under the 1997 Plan and the 1991 Plan. Of the options outstanding at December 31, 2005, 2004 and 2003, 4,863,654, 1,611,182, and 1,168,042,
respectively, were then exercisable, with weighted-average exercise prices of $3.38, $2.25, and $1.71, respectively.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock option activity during the periods indicated is as follows:

                                                                     Weighted
                                                  Number of          Average
                                                    Shares        Exercise Price
                                                   --------         --------
                                           (In thousands, except per share data)
Balance at December 31, 2002 ................         4,032         $   1.64
   Granted ..................................         1,013             2.46
   Exercised ................................           609             0.93
   Canceled .................................           564             1.69
                                                   --------         --------
Balance at December 31, 2003 ................         3,872             1.96
   Granted ..................................           958             3.96
   Exercised ................................           575             1.23
   Canceled .................................           173             2.29
                                                   --------         --------
Balance at December 31, 2004 ................         4,082             2.52
   Granted ..................................         1,451             5.39
   Exercised ................................           415             2.08
   Canceled .................................           254             3.17
                                                   --------         --------
Balance at December 31, 2005 ................         4,864         $   3.38
                                                   ========         ========


The per share weighted average fair value of stock options granted whose exercise price was equal to the market price of the stock on the grant date during the years ended December 31, 2005, 2004 and 2003, was $2.77, $2.30, and $2.09, respectively.

The per share weighted average fair value and exercise price of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2005 was $3.61 and $6.00, respectively. The Company did not issue any stock options above the market price of the stock during the year ended December 31, 2004 and 2003.

The Company did not issue any stock options below the market price of the stock on the grant date.

During 2002, the Company's Board of Directors approved a program whereby officers of the Company would be loaned amounts sufficient to enable them to exercise certain of their outstanding options. See Note 13.

At December 31, 2005, the range of exercise prices, the number, weighted-average exercise price and weighted-average remaining term of options outstanding and the number and weighted-average price of options currently exercisable are as follows:

                            Options Outstanding                                        Options Exercisable
-----------------------------------------------------------------------------     -----------------------------
                                                 Weighted         Weighted                          Weighted
                                                  Average          Average                           Average
 Range of Exercise Prices        Number          Remaining     Exercise Price       Number       Exercise Price
        (per share)            Outstanding     Term (Years)       Per Share       Exercisable       Per Share
-------------------------      -----------     ------------    --------------     -----------    --------------
                                        (In thousands, except per share data)
$0.63 - $1.50............           858             6.43           $ 1.47              858           $ 1.47
$1.51 - $2.50............         1,092             5.61             1.93            1,092             1.93
$2.51 - $4.00............         1,225             8.00             3.46            1,225             3.46
$4.01 - $5.04............         1,035             8.53             4.74            1,035             4.74
$5.05 - $6.10............           654             9.90             5.99              654             5.99


On November 17, 1998, in conjunction with the issuance of a $25.0 million subordinated promissory note to an affiliate of LLCP, the Company issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005. In April 1999, in conjunction with the

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


issuance of $5.0 million of an additional subordinated promissory note to an affiliate of LLCP, the Company issued additional warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share to LLCP. As part of the purchase agreement, the existing warrants to purchase 3,450,000 shares at $3.00 per share were exchanged for warrants to purchase 3,115,000 shares at a price of $0.01 per share. The aggregate value of the warrants, $12.9 million, which is comprised of $3.0 million from the original warrants issued in November 1998 and $9.9 million from the repricing and additional warrants issued in April 1999, is reported as deferred interest expense to be amortized over the expected life of the related debt, five years. As of December 31, 2005 and 2004, 1,000 warrants remained unexercised which expire in April 2009. Such warrants, and the 4,449,000 shares of common stock have, upon the exercise of such warrants, not been registered for public sale. However, the holder has the right to require the Company register the warrants and common stock for public sale in the future.

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

The Company on August 4, 2005, issued six-year warrants with respect to 272,000 shares of its common stock, in a transaction exempted from the registration requirements of the Securities Act of 1933 as a transaction not involving a public offering. The warrants are exercisable at $4.85 per share, and were issued to the lender's nominee in settlement of a claim against the Company that arose out of a loan of $500,000 made in September 1998. The Company and the claimant dispute whether the loan was to the Company or to Stanwich Financial Services Corp. ("Stanwich"). The Company received in exchange for the warrants an assignment of the lender's claim in bankruptcy against Stanwich, as well as a release of all claims against the Company. The Company estimated the value of the warrants to be $794,000 using a Black-Scholes model, assuming a risk-free interest rate of 3.41%, a six year life and stock price volatility of 63%. The Company included the value of the warrant, net of a previously recorded accrual of $500,000, in general & administrative expense for the year ended December 31, 2005.


(10) NET GAIN ON SALE OF CONTRACTS

The following table presents the components of the net gain on sale of
Contracts:

                                                       Year Ended
                                                      December 31,
                                                          2003
                                                     -------------
                                                     (In thousands)
Gain recognized on sale of Contracts ...........     $       8,433
Deferred acquisition fees and discounts ... ....             4,590
Expenses related to sales ......................            (2,076)
Provision for credit losses ....................              (526)
                                                     -------------
Net gain on sale of Contracts ..................     $      10,421
                                                     =============


No gain on sale was recorded in the year ended December 31, 2005 and 2004 due to the decision in July 2003 to structure future securitizations as secured financings, rather than as sales.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(11) INTEREST INCOME

The following table presents the components of interest income:

                                                   Year Ended December 31,
                                                2005         2004         2003
                                              --------     --------     --------
                                                       (In thousands)
Interest on Finance Receivables .........     $163,552     $ 99,701     $ 40,380
Residual interest income ................        5,338        4,634       16,178
Other interest income ...................        2,944        1,483        1,606
                                              --------     --------     --------

Net interest income .....................     $171,834     $105,818     $ 58,164
                                              ========     ========     ========

As a result of the uncertainty of collection of the residual assets, the Company ceased accruing interest on the residual assets from May 2004 through December 2004. In January 2005, the Company resumed accretion of interest on the residual assets after it determined that there was no longer any significant uncertainty as to the collection of the assets.


(12) INCOME TAXES

Income taxes consist of the following:

                                                   Year Ended December 31,
                                               2005         2004          2003
                                             --------     --------     --------
                                                       (In thousands)
Current:
   Federal ..............................    $  5,340     $    712     $  2,781
   State ................................    $  1,687          862          356
                                             --------     --------     --------
                                                7,027        1,574        3,137

Deferred:
   Federal ..............................      (3,537)      (5,859)     (25,345)
   State ................................      (2,114)      (2,282)      (4,141)
   Change in valuation allowance ........      (1,376)       6,567       22,915
                                             --------     --------     --------
                                               (7,027)      (1,574)      (6,571)
                                             --------     --------     --------

          Income tax benefit ............    $     --     $     --     $ (3,434)
                                             ========     ========     ========

The Company's effective tax expense/(benefit) for the years ended December 31, 2005, 2004 and 2003, differs from the amount determined by applying the statutory federal rate of 35% to income (loss) before income taxes as follows:

                                                   Year Ended December 31,
                                                 2005        2004        2003
                                               --------    --------    --------
                                                        (In thousands)
Expense (benefit) at federal tax rate ......   $  1,180    $ (5,561)   $ (1,064)
State franchise tax, net of federal
   income tax benefit ......................       (277)     (1,015)     (2,460)
Other ......................................        473           9          92
Debt Forgiveness ...........................         --          --     (22,917)
Valuation allowance ........................     (1,376)      6,567      22,915
                                               --------    --------    --------
                                               $     --    $     --    $ (3,434)
                                               ========    ========    ========

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

                                                                December 31,
                                                           --------------------
                                                             2005        2004
                                                           --------    --------
                                                              (In thousands)
Deferred Tax Assets:
Finance receivables ....................................   $ 21,493    $ 18,090
Provision for loan loss ................................        961          --
Accrued liabilities ....................................      3,141       5,751
Furniture and equipment ................................        189       1,016
Equity investment ......................................         --          82
NOL carryforwards and BILs .............................     24,137      27,702
Minimum tax credit .....................................         --         697
Pension Accrual ........................................      1,313         801
Other ..................................................      1,830         831
                                                           --------    --------
   Total deferred tax assets ...........................     53,064      54,970
Valuation allowance ....................................    (43,724)    (45,100)
                                                           --------    --------
                                                              9,340       9,870
                                                           --------    --------

Deferred Tax Liabilities:
NIRs ...................................................     (1,808)     (1,407)
Provision for loan loss ................................         --      (8,463)
                                                           --------    --------
   Total deferred tax liabilities.......................     (1,808)     (9,870)
                                                           --------    --------
   Net deferred tax asset ..............................   $  7,532    $     --
                                                           ========    ========


As part of the MFN Merger, CPS acquired certain net operating losses and built-in loss assets. Moreover, MFN has undergone an ownership change for purposes of Internal Revenue Code ("IRC") section 382. In general, IRC section 382 imposes an annual limitation on the ability of a loss corporation (i.e., a corporation with a net operating loss ("NOL") carryforward, credit carryforward, or certain built-in losses ("BILs")) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change. During 1999, MFN recorded an extraordinary gain from the discharge of indebtedness related to the emergence from Bankruptcy. This gain was not taxable under IRC section 108. In accordance with the rules under IRC section 108, MFN has reduced certain tax attributes including unused net operating losses and tax basis in certain MFN assets. Deferred taxes have been provided for the estimated tax effect of the future reversing timing differences related to the discharge of indebtedness gain as reduced by the tax attributes. Additionally, the Company has established a valuation allowance of $31.0 million against MFN's deferred tax assets, as it is not more than likely that these amounts will be realized in the future.

As part of the TFC Merger, CPS acquired certain built in loss assets. Moreover, TFC has undergone an ownership change for purposes of Internal Revenue Code ("IRC") section 382. In general, IRC section 382 imposes an annual limitation on the ability of a loss corporation (i.e., a corporation with a net operating loss ("NOL") carryforward, credit carryforward, or certain built-in losses ("BILs")) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change. Additionally, the Company has established a valuation allowance of $10.0 million against TFC's deferred tax assets, as it is not more than likely that these amounts will be realized in the future.

In determining the possible future realization of deferred tax assets the Company considers the taxes paid in the current and prior years that may be available to recapture as well as future taxable income from the following sources: (a) reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2005, the Company has net operating loss carryforwards for federal and state income tax purposes of $10.2 million (all of which is subject to IRC 382 limitations) and $4.2 million, respectively, which are available to offset future taxable income, if any, subject to IRC section 382 limitations, through 2021 and 2012-2013, respectively.

The statute of limitations on certain of the Company's tax returns are open and the returns could be audited by the various tax authorities. From time to time, there may be differences in opinions with respect to the tax treatment accorded to certain transactions. When, and if, such differences occur and become probable and estimable, such amounts will be recognized.


(13) RELATED PARTY TRANSACTIONS

CPS LEASING, INC. RELATED PARTY DIRECT LEASE RECEIVABLES

Included in other assets in the Company's Consolidated Balance Sheet are direct lease receivables due to CPS Leasing, Inc. from related parties, primarily companies affiliated with the Company's former Chairman of the Board of Directors. Such related party direct lease receivables net of a valuation allowance totaled approximately $552,000 and $1.8 million at December 31, 2005 and 2004, respectively.


LOANS TO OFFICERS TO EXERCISE CERTAIN STOCK OPTIONS

During 2002, the Company's Board of Directors approved a program under which officers of the Company would be advanced amounts sufficient to enable them to exercise certain of their outstanding options. Such loans were available for a limited period of time, and available only to exercise previously repriced options. The loans bear interest at a rate of 5.50% per annum, and are due in 2007. At December 31, 2005 and 2004, there was $434,000 and $454,000, respectively outstanding related to these loans. Such amounts have been recorded as contra-equity within common stock in the Shareholders' Equity section of the Company's Consolidated Balance Sheet.


(14) COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2010. Future minimum lease payments at December 31, 2005, under these leases are due during the years ended December 31 as follows:

                                                                       Amount
                                                                     -----------
                                                                  (In thousands)
2006 .......................................................         $     4,353
2007 .......................................................               3,781
2008 .......................................................               2,407
2009 .......................................................                 341
2010 .......................................................                 203
                                                                     -----------

Total minimum lease payments ...............................         $    11,085
                                                                     ===========


Rent expense for the years ended December 31, 2005, 2004 and 2003, was $3.4million, $3.5 million, and $3.9 million, respectively.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's facility lease contains certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the term of the lease.

During 2005, 2004 and 2003, the Company received $482,000, $385,000 and
$170,000, respectively, of sublease income, which is included in occupancy expense. Future minimum sublease payments totaled $507,000 at December 31, 2005.


LITIGATION

STANWICH LITIGATION. CPS was for some time a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former chairman of the board of directors of CPS, is the entity that was obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut. At December 31, 2004, CPS was a defendant only in a cross-claim brought by one of the other defendants in the case, Bankers Trust Company, which asserted a claim of contractual indemnity against CPS.

CPS subsequently settled the cross-claim of Bankers Trust by payment of $3.24 million, on or about February 8, 2005. Pursuant to that settlement, the court has dismissed the cross-claim, with prejudice. The amount paid by the Company was accrued for and included in Accounts payable and accrued expenses in the Company's balance sheet as of December 31, 2004.

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

OTHER LITIGATION. On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, , alleging that plaintiff Coleman was harmed by an alleged failure to refer, in the notice given after repossession of his vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. Plaintiff seeks damages in an unspecified amount, on behalf of a purported nationwide class. CPS removed the case to federal bankruptcy court, and filed a motion for summary judgment as part of its adversary proceeding against the plaintiff in the bankruptcy court. The federal bankruptcy court granted the plaintiff's motion to send the matter back to Alabama state court. CPS has appealed the ruling. Although CPS believes that it has one or more defenses to each of the claims made in this lawsuit, no discovery has yet been conducted and the case is still in its earliest stages. Accordingly, there can be no assurance as to its outcome.

In June 2004, Plaintiff Jeremy Henry filed a lawsuit against the Company in the California Superior Court, San Diego County, alleging improper practices related to the notice given after repossession of a vehicle that he purchased. Plaintiff's motion for a certification of a class has been denied, and is the subject of an appeal now before the California Court of Appeal. Irrespective of the outcome of that appeal, as to which there can be no assurance, the Company has a number of defenses that may be asserted with respect to the claims of plaintiff Henry.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In August and September 2005, two plaintiffs represented by the same law firm filed substantially identical lawsuits in the federal district court for the northern district of Illinois, each of which purports to be a class action, and each of which alleges that CPS improperly accessed consumer credit information. CPS has reached agreements in principle to settle these cases, which await confirmation by the court.

The Company has recorded a liability as of December 31, 2005 that it believes represents a sufficient allowance for legal contingencies. Any adverse judgment against the Company, if in an amount materially in excess of the recorded liability, could have a material adverse effect on the financial position of the Company. The Company is involved in various legal matters arising in the normal course of business. Management believes that any liability as a result of those matters would not have a material effect on the Company's financial position, Results of Operations or Cash Flows.


(15) EMPLOYEE BENEFITS

The Company sponsors a pretax savings and profit sharing plan (the "401(k) Plan") qualified under section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). The Company may, at its discretion, match 100% of employees' contributions up to $1,000 per employee per calendar year. The Company's contributions to the 401(k) Plan were $439,000 and $409,000 for the year ended December 31, 2005 and 2004, respectively. The Company did not make a matching contribution in 2003.

The Company also sponsors the MFN Financial Corporation Pension Plan ("the Plan"). The Plan benefits were frozen June 30, 2001. The following table sets forth the plan's benefit obligations, fair value of plan assets, and funded status at December 31, 2005 and 2004:

                                                               December 31,
                                                           --------------------
                                                             2005        2004
                                                           --------    --------
                                                             (In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year ........   $ 13,683    $ 15,023
Service cost ...........................................         --          --
Interest cost ..........................................        845         821
Actuarial (gain) loss ..................................      1,867      (1,616)
Benefits paid ..........................................       (596)       (545)
                                                           --------    --------
   Projected benefit obligation, end of year ...........   $ 15,799    $ 13,683
                                                           ========    ========

The accumulated benefit obligation for the plan was $15.8 million and $13.7 million at December 31, 2005 and 2004, respectively.

Change in Plan Assets
Fair value of plan assets, beginning of year ...........   $ 13,287    $ 11,253
Return on assets .......................................        973       1,483
Employer contribution ..................................        207       1,149
Expenses ...............................................        (59)        (53)
Benefits paid ..........................................       (596)       (545)
                                                           --------    --------
   Fair value of plan assets, end of year ..............   $ 13,812    $ 13,287
                                                           ========    ========

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                               December 31,
                                                                           ---------------------
                                                                             2005         2004
                                                                           --------     --------
                                                                              (In thousands)
Reconciliation of funded status of the plan and net amount recognized
Funded status of the plan ..............................................   $ (1,987)    $   (396)
Unrecognized loss ......................................................      4,071        2,062
Unrecognized transition asset ..........................................        (11)         (46)
Unrecognized prior service cost ........................................         --           --
                                                                           --------     --------
   Net amount recognized ...............................................   $  2,073     $  1,620
                                                                           ========     ========

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2005 and 2004 were as follows:

Weighted average assumptions used to determine benefit obligations
Discount rate ..........................................................      5.50%        6.25%
Rate of compensation increase ..........................................       N/A          N/A

Weighted average assumptions used to determine net periodic benefit cost
Discount rate ..........................................................      5.50%        6.25%
Expected return on plan assets .........................................      8.50%        9.00%
Rate of compensation increase ..........................................       N/A          N/A

The Company's overall expected long-term rate of return on assets is 8.50% per annum as of December 31, 2005. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

Amounts recognized on Consolidated Balance Sheet
Prepaid benefit cost ...................................................   $     --     $     --
Accrued benefit liability ..............................................     (1,987)        (396)
Intangible asset .......................................................         --           --
Accumulated other comprehensive loss, pretax ...........................      4,060        2,016
                                                                           --------     --------
   Net amount recognized ...............................................   $  2,073     $  1,620
                                                                           ========     ========

Components of net periodic benefit cost
Service cost ...........................................................   $     --     $     --
Interest Cost ..........................................................        845          821
Expected return on assets ..............................................     (1,104)      (1,041)
Amortization of transition (asset)/obligation ..........................        (35)         (35)
Amortization of prior service cost .....................................         --           --
Recognized net actuarial loss ..........................................         48           69
                                                                           --------     --------
   Net periodic benefit cost ...........................................   $   (246)    $   (186)
                                                                           ========     ========
Unfunded Accumulated Benefit Obligation at Year-End
Projected Benefit Obligation ...........................................   $ 15,799     $ 13,683
Accumulated Benefit Obligation .........................................     15,799       13,683
Fair Value of Plan Assets ..............................................     13,812       13,288

The weighted average asset allocation of the Company's pension benefits at December 31, 2005 and 2004 were as follows:

Weighted Average Asset Allocation at Year-End

Asset Category
Domestic equity funds ....................................      61.9%      60.9%
International equity funds ...............................      13.1%      11.9%
Domestic fixed income funds ..............................      25.0%      27.1%
Other ....................................................       0.0%       0.1%
                                                            --------   --------
   Total .................................................     100.0%     100.0%
                                                            ========   ========

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash Flows

Expected Benefit Payouts
2006 ...........................................................   $    476
2007 ...........................................................   $    511
2008 ...........................................................   $    570
2009 ...........................................................   $    574
2010 ...........................................................   $    593
Years 2011 - 2015 ..............................................   $  3,859

Anticipated Contributions in 2006 ..............................   $     --


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


(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2005 and 2004, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2005 and 2004, were as follows:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               December 31,
                                                                                ------------------------------------------
                                                                                       2005                   2004
                                                                                --------- ----------   --------   --------
                                                                                Carrying     Fair      Carrying     Fair
Financial Instrument                                                              Value     Value        Value      Value
--------------------                                                            --------- ----------   --------   --------
                                                                                               (In thousands)
Cash and cash equivalents....................................................   $  17,789 $   17,789   $ 14,366   $ 14,366
Restricted cash and cash equivalents..........................................    157,662    157,662    125,113    125,113
Finance receivables, net .....................................................    913,576    913,576    550,191    550,191
Residual interest in securitizations .........................................     25,220     25,220     50,430     50,430
Accrued interest receivable ..................................................     10,930     10,930      6,411      6,411
Note receivable and accrued interest .........................................      2,178      2,178      2,800      2,800
Warehouse lines of credit ....................................................     35,350     35,350     34,279     34,279
Notes payable ................................................................        211        211      1,421      1,421
Residual interest financing ..................................................     43,745     43,745     22,204     22,204
Securitization trust debt ....................................................    924,026    914,901    542,815    539,749
Senior secured debt ..........................................................     40,000     40,000     59,829     59,829
Subordinated renewable notes .................................................      4,655      4,655         --         --
Subordinated debt ............................................................     14,000     14,000     15,000     15,113


CASH, CASH EQUIVALENTS AND RESTRICTED CASH

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


WAREHOUSE LINES OF CREDIT, NOTES PAYABLE, RESIDUAL INTEREST FINANCING, AND SENIOR SECURED DEBT AND SUBORDINATED RENEWABLE NOTES

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

Net cash provided by operating activities for the years ended December 31, 2005, 2004 and 2003 was $36.7 million, $9.9 million and $98.9 million, respectively. Cash from operating activities is generally provided by the net releases from the Company's securitization Trusts. The increase in 2005 vs. 2004 is due in part to the Company's increased net earnings before the significant increase in the provision for credit losses. The decrease in 2004 vs. 2003 is primarily the result of the Company's decision, in July 2003, to treat all of its future securitizations as secured financings. As a result 2005 and 2004 includes no activity related to Contracts held for sale.

Net cash used in investing activities for the years ended December 31, 2005, 2004 and 2003, was $411.7 million, $314.0 million, and $178.9 million, respectively. Cash used in investing activities has generally related to purchases of Contracts, the cost of the SeaWest Asset Acquisition and the acquisition of TFC. Purchase of finance receivables held for investors were $691.3, $506.0 and $175.3 in 2005, 2004 and 2003, respectively. Cash used in the
TFC Merger, net of the cash acquired in the transaction, totaled $10.2 million for the year ended December 31, 2003.

Net cash provided by financing activities for the year ended December 31, 2005, was $378.4 million compared with $285.3 million in 2004 and $80.3 million for the year ended December 31, 2003. Cash used or provided by financing activities is primarily attributable to the issuance or repayment of debt. In connection with the TFC Merger the Company assumed securitization trust debt related to

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


three securitization transactions held by consolidated subsidiaries and assumed additional subordinated debt. With the change in the securitization structure implemented in the third quarter of 2003, $662.4 million of securitization trust debt was issued in 2005 as compared to $474.7 million in 2004 and $154.4 million in 2003.

Contracts are purchased from Dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the Contract purchase price, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under revolving warehouse credit facilities. As of December 31, 2005, the Company had $350 million in warehouse credit capacity, in the form of a $200 million facility and a $150 million facility. The first facility provides funding for Contracts purchased under the TFC Programs while both warehouse facilities provide funding for Contracts purchased under the CPS Programs. A third facility in the amount of $125 million, which the Company utilized to fund Contracts under the CPS and TFC Programs was terminated by the Company on June 29, 2005

The $150 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by its consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expires on November 14, 2006, although it is renewable with the mutual agreement of the parties. Up to 80% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. At December 31, 2005, $34.5 million was outstanding under this facility.

The $200 million warehouse facility is similarly structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by its consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for Contracts purchased under the TFC Programs. It was increased again to $200 million on August 31, 2005. Approximately 77.0% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 1.50% per annum. The lender has annual termination options at its sole discretion on each June 30 through 2007, at which time the agreement expires. At December 31, 2005, $836,000 was outstanding under this facility, compared to zero at December 31, 2004.


The $125 million warehouse facility was structured to allow the Company to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by its consolidated subsidiary CPS Warehouse Trust. This facility was established on March 7, 2002, and the maximum amount was increased to $125 million in November 2002. Up to 73.0% of the principal balance of Contracts could have been advanced to the Company under this facility bore interest at a rate of one-month commercial paper plus 1.50% per annum. This facility was due to expire on April 11, 2006, but the Company elected to terminate it on June 29, 2005. At December 31, 2004, $34.3 million was outstanding under this facility.

The Company securitized $674.4 million of Contracts in five private placement transactions during the year ended December 31, 2005 compared to $463.9 million in five private placements during 2004. All of these transactions were structured as secured financings and, therefore, resulted in no gain on sale. In March 2004 a wholly-owned bankruptcy remote consolidated subsidiary of the Company issued $44 million of asset-backed notes secured by its retained interest in eight term securitization transactions. The notes had an interest rate of 10% per annum and a final maturity in October 2009, were required to be repaid from the distributions on the underlying retained interests. In connection with the issuance of the notes, the Company incurred and capitalized issuance costs of $1.3 million. The Company repaid the notes in full in August 2005. In November 2005, the Company completed similar securitizations whereby a wholly-owned bankruptcy remote consolidated subsidiary of the Company issued $45.8 million of asset-backed notes secured by its retained interest in tem term securitization transactions. These notes, which bear interest at a blended interest rate of 8.36% per annum and have a final maturity in July 2011, are required to be repaid from the distributions on the underlying retained interests. In connection with the issuance of the notes, the Company incurred and capitalized issuance costs of $915,000.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the portfolio owned by non consolidated subsidiaries, cash used to increase Credit Enhancement amounts to required levels for the years ended December 31, 2005, 2004 and 2003 was zero, $2.9 million and $20.9 million, respectively. Cash released from Trusts and their related Spread Accounts to the Company related to the portfolio owned by consolidated subsidiaries for the years ended December 31, 2005, 2004 and 2003 was $23.1 million, $21.4 million and $25.9 million, respectively. Changes in the amount of Credit Enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related. During the years ended December 31, 2005 and December 31, 2004 the Company made no initial deposits to Spread Accounts and funded no initial overcollateralization related to its term securitization transactions owned by non-consolidated subsidiaries, compared to $18.7 million in the 2003 The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, and increase Credit Enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases (other than flow purchases), the required level of initial Credit Enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is currently limited in its ability to purchase Contracts due to certain liquidity constraints. As of December 31, 2005, the Company had cash on hand of $17.8 million and available Contract purchase commitments from its warehouse credit facilities of $314.6 million. The Company's plans to manage the need for liquidity include the completion of additional term securitizations that would provide additional credit availability from the warehouse credit facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

Certain of the Company's securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The Servicing Agreements of the Company's securitization transactions are terminable by the insurers of certain of the Trust's obligations ("Note Insurers") in the event of certain defaults by the Company and under certain other circumstances. Were a Note Insurer in the future to exercise its option to terminate the Servicing Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. The Company continues to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Servicing Agreements.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) SELECTED QUARTERLY DATA (UNAUDITED)


                                        Quarter     Quarter       Quarter         Quarter
                                         Ended       Ended         Ended           Ended
                                       March 31,    June 30,    September 30,   December 31,
                                        --------    --------    ------------    ------------
                                            (In thousands, except per share data)
2005
Revenues ............................   $ 41,833    $ 47,776    $     49,374    $     54,714
Income (loss) before income taxes ...       (239)        545           1,398           1,668
Net income (loss) ...................       (239)        545           1,398           1,668
Income (loss) per share:
   Basic ............................   $  (0.01)   $   0.03    $       0.06    $       0.08
   Diluted ..........................      (0.01)       0.02            0.06            0.07
                                                                                        2004
Revenues ............................   $ 27,522    $ 32,687    $     34,913    $     37,570
Loss before income taxes ............     (1,407)       (174)         (2,061)        (12,246)
Net loss ............................     (1,407)       (174)         (2,061)        (12,246)
Loss per share:
   Basic ............................   $  (0.07)   $  (0.01)   $      (0.10)   $      (0.57)
   Diluted ..........................      (0.07)      (0.01)          (0.10)          (0.57)