Form 10-K/A
period 2005-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2006-05-01
CIK 889609

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                 Yes [   ]                          No  [ X ]

The aggregate market value of the 13,659,740 shares of the registrant's common stock presently held by non-affiliates, based upon the closing price of the registrant's common stock of $4.55 per share reported by Nasdaq as of June 30, 2005, was approximately $62,151,817. For purposes of this computation, a registrant sponsored pension plan and all directors, executive officers, and beneficial owners of 10 percent or more of the registrant's common stock are deemed to be affiliates. Such determination is not an admission that such plan, directors, executive officers, and beneficial owners are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on April 26, 2006, was 21,857,833.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

Preliminary Note -- This amendment is filed May 1, 2006 to include information required by Part III of this report on Form 10-K. Other than with respect to
Part III, the information previously filed as Parts I, II and IV of this report is not changed by this amendment.


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

E. BRUCE FREDRIKSON, 68, has been a director of the Company since March 2003. He is a Professor of Finance, Emeritus, at Syracuse University's Martin J. Whitman School of Management, where he taught from 1966 to 2003. Mr. Fredrikson has published numerous papers on accounting and finance topics. He is also a director of Track Data Corporation and Colonial Commercial Corp.

JOHN E. MCCONNAUGHY, JR., 76, has been a director of the Company since 2001. He is the Chairman and Chief Executive Officer of JEMC Corporation, which is a personal holding company he formed in 1985. From 1981 to 1992 he was the Chairman and Chief Executive Officer of GEO International Corp, a company in the business of nondestructive testing, screen-printing and oil field services. Mr. McConnaughy was previously and concurrently Chairman and Chief Executive Officer of Peabody International Corp., from 1969 to 1986. He currently serves as a director of Levcor International, Inc., Wave Systems, Inc., Overhill Farms, Inc., Allis Chalmers Corp. and Arrow Resources Development Ltd. Mr. McConnaughy is also Chairman of the Board of Trustees of the Strang Clinic and is the Chairman Emeritus of the Board of the Harlem School of the Arts.

JOHN G. POOLE, 63, has been a director of the Company since November 1993 and its Vice Chairman since January 1996. He is now a private investor, having previously been a director and Vice President of Stanwich Partners ("SPI") until July 2001. SPI, which Mr. Poole co-founded in 1982, acquired controlling interests in companies in conjunction with their existing management. Mr. Poole is also a director of Reunion Industries, Inc.

WILLIAM B. ROBERTS, 68, has been a director of the Company since its formation in March 1991. Since 1981, he has been the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts.

JOHN C. WARNER, 58, was elected as a director of the Company in April 2003. Mr. Warner was chief executive officer of O'Neill Clothing, a manufacturer and marketer of apparel and accessories from 1996 until his retirement in May 2005.

DANIEL S. WOOD, 47, has been a director of the Company since July 2001. Mr. Wood is president of Carclo Technical Plastics, a manufacturer of custom injection moldings. Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of Carrera Corporation.

The Board of Directors has established an Audit Committee and a Compensation and Stock Option Committee. The members of the Audit Committee are E. Bruce Fredrikson (chairman), John E. McConnaughy, Jr. and John G. Poole. The Audit Committee is empowered by the Board of Directors to review the financial books and records of the Company in consultation with the Company's accounting and auditing staff and its independent auditors and to review with the accounting staff and independent auditors any questions raised with respect to accounting and auditing policy and procedure. The Audit Committee operates under a written charter, adopted by the Board of Directors of the Company.

The members of the Compensation and Stock Option Committee are Daniel S. Wood (chairman), John E. McConnaughy, Jr. and William B. Roberts. This Committee makes determinations as to general levels of compensation for all employees of the Company, the annual salary of each of the executive officers of the Company, authorizes the grants of options to employees under the Company's 1997 Long-Term Stock Incentive Plan, and reviews and approves compensation and benefit plans of the Company.

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

The Company does not have a Nominating Committee. Nominations for board positions are considered by the members of the Board of Directors who are "independent directors." The Company's independent directors are Messrs. Fredrikson, McConnaughy, Poole, Roberts, Warner and Wood. The Board of Directors believes that it is appropriate for the Company not to have a Nominating Committee primarily because there have to date been no significant differences of opinion expressed among the whole board of directors regarding nominations.

When considering a potential nominee, the independent directors consider the benefits to the Company of such nomination, based on the nominee's skills and experience related to managing a significant business, the willingness and ability of the nominee to serve, and the nominee's character and reputation. It is the policy of the Board of Directors to consider for nomination individuals suggested by shareholders, should such recommendations be received. Shareholders who wish to suggest individuals for possible future consideration for board positions, or to otherwise communicate with the Board of Directors, should direct written correspondence to the Board of Directors at the Company's principal executive offices. The present policy of the Company is to forward all such correspondence to the members of the Board of Directors.


SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company. Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2005 were timely filed, except that Mr. Poole filed two reports late, relating to one transaction each.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics may be obtained at no charge by written request to the Corporate Secretary at the Company's principal executive offices.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2005, 2004, and 2003 by the Company's chief executive officer and by the four most highly compensated individuals (such five individuals, the "named executive officers") who were serving as executive officers at December 31, 2005.

SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                                     Compensation for             Compensation         All Other
                                                       period shown                Awards (1)         Compensation
  Name and Principal Position            Year     Salary ($)    Bonus ($)        Options/SARs          ($) (2)
--------------------------------------------------------------------------------------------------------------------
   CHARLES E. BRADLEY, JR.               2005         735,000       1,000,000          160,000             1,600
   President & Chief                     2004         700,000         700,000          240,000             1,600
   Executive Officer                     2003         650,000         650,000           40,000             1,525

   CURTIS K. POWELL                      2005         270,000         208,000           40,000             1,600
   Sr. Vice President -                  2004         252,000         177,000           20,000             1,600
   Originations & Marketing              2003         238,000         186,000           20,000             1,511

   ROBERT E. RIEDL                       2005         255,000         209,000           60,000             1,594
   Sr. Vice President - Finance          2004         240,000         144,000           80,000             1,576
   & Chief Investment Officer (3)        2003         200,000         158,000           95,000               428

   JEFFREY P. FRITZ                      2005         240,000         197,000           80,000             1,552
   Sr. Vice President - Accounting       2004          87,500          70,000           80,000            60,902
   & Chief Financial Officer (4)         2003             ---             ---              ---               ---

   CHRIS TERRY                           2005         203,000         191,000           66,000             1,463
   Sr. Vice President -                  2004         162,000         125,000           20,000             1,367
   Asset Recovery                        2003         135,000         117,000           50,000             1,248

--------------------------------------------------------------------------------------------------------------------

(1) Number of shares that might be purchased upon exercise of options that were granted in the period shown.
(2) Amounts in this column represent (a) any Company contributions to the Employee Savings Plan (401(k) Plan), and (b) premiums paid by the Company for group life insurance, as applicable to the named executive officers. Company contributions to the 401(k) Plan were $1000 per individual in 2003, 2004 and 2005.
(3) Mr. Riedl became an executive officer in January 2003, was chief financial officer from August 2003 to April 2006, and was named chief investment officer in April 2006.
(4) Mr. Fritz became an executive officer in August 2004, and was named chief financial officer in April 2006. The amount shown under "All other compensation" includes $59,782 paid to him for consulting services provided in 2004 prior to his becoming an employee and officer of the Company.

OPTION AND SAR GRANTS

The Company in the year ended December 31, 2005, did not grant any stock appreciation rights to any of the named executive officers. The Company has from time to time granted options to substantially all of its management and marketing employees, and did so in May and December 2005. Under the May grant, Messrs. Powell and Terry each received grants with respect to 20,000 shares, Mr. Bradley received a grant with respect to 120,000 shares, Mr. Riedl received a grant with respect to 40,000 shares, and Mr. Fritz received a grant with respect to 80,000 shares. All such options were to become exercisable in five equal annual increments and are exercisable at $5.04 per share, except for the grant of 120,000 shares to Mr. Bradley, which was immediately exercisable as to 80,000 shares and was to become exercisable as to the remaining 40,000 shares in five equal annual increments. As previously reported on January 5, 2006, the Compensation Committee of the Board of Directors on December 29, 2005 approved accelerated vesting of all stock options outstanding as of December 30, 2005, to the extent not then exercisable. These options were previously awarded to officers and to other employees under the Company's 1997 Long-Term Incentive Plan, and its 1991 Stock Option Plan. The decision to accelerate the vesting of the options, which the Company believes is in the best interests of its shareholders, was made primarily to reduce a non-cash compensation expense that would have been recorded in its income statement in future periods upon the adoption of the Financial Accounting Standards Board Statement No. 123R (Share-Based Payment)effective January 1, 2006. Simultaneously with that amendment, the Compensation Committee elected to grant in December 2005 the stock options grants that would otherwise have been awarded in 2006. Under that December grant, each named executive officer, other than Mr. Bradley and Mr. Terry, received grants with respect to 20,000 shares. Mr. Bradley received a grant with respect to 40,000 shares and Mr. Terry received a grant with respect to 46,000 shares. All such options are exercisable at $6.00 per share, and have been exercisable in full since the date of grant.

        OPTIONS/GRANTS IN LAST FISCAL YEAR - INDIVIDUAL GRANTS



                           Number of     Percent of                                      Potential Realizable Value at
                            Shares     Total Options                                         Assumed Annual Rates
                          Underlying     Granted to        Exercise                      of Stock Price Appreciation for
                            Options      Employees        or Base      Expiration                 Option Term
          Name              Granted       in 2005     Price ($/Share)     Date              5% ($)          10% ($)    NOTES
---------------------------------------------------------------------------------------------------------------------------------
 Charles E. Bradley, Jr.     120,000        6.96%           $5.04        04/29/15           $341,065        $898,072     (1)
 Charles E. Bradley, Jr.      40,000        2.32%           $6.00        12/30/15           $134,515        $356,353     (3)
 Curtis K. Powell             20,000        1.16%           $5.04        04/29/15            $56,844        $149,679     (2)
 Curtis K. Powell             20,000        1.16%           $6.00        12/30/15            $67,258        $178,177     (3)
 Robert E. Riedl              40,000        2.32%           $5.04        04/29/15           $113,688        $299,357     (2)
 Robert E. Riedl              20,000        1.16%           $6.00        12/30/15            $67,258        $178,177     (3)
 Jeffrey P. Fritz             80,000        4.64%           $5.04        04/29/15           $227,377        $598,715     (2)
 Jeffrey P. Fritz             20,000        1.16%           $6.00        12/30/15            $67,258        $178,177     (3)
 Chris Terry                  20,000        1.16%           $5.04        04/29/15            $56,844        $149,679     (2)
 Chris Terry                  46,000        2.67%           $6.00        12/30/15           $154,693        $409,806     (3)
---------------------------------------------------------------------------------------------------------------------------------
(1)      Was to become exercisable as to 80,000 shares on May 16, 2005, and as to 40,000 shares in five equal installments on each April 29,
         2006-2010. As of December 30, 2005, all outstanding options to the extent not yet exercisable were amended to be exercised in full.
(2)      Was to become exercisable in five equal installments on each April 29,
         2006-2010. As of December 30, 2005, all outstanding options to the extent not yet exercisable were amended to be exercised in full.
(3)      Became fully vested on date of grant.


AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUE TABLE

The following table sets forth, as of December 31, 2005, and for the year then ended, the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the value of all unexercised options held by such persons. Each option referred to in the table was granted under the Company's 1991 Stock Option Plan or under the 1997 Long-Term Incentive Stock Plan, at an option price per share no less than the fair market value per share on the date of grant.

=============================================================================================================================
                               Shares                      Number of Unexercised          Value* of Unexercised In-the-Money
                            Acquired On    Value       Options at December 31, 2005         Options at December 31, 2005
           Name               Exercise     Realized        Exercisable  Unexercisable        Exercisable  Unexercisable
           ----               --------     --------        -----------  -------------        -----------  --------------
Charles E. Bradley, Jr.         11,100    $47,897          1,136,099                0         $3,199,709              0
Curtis K. Powell                     0         $0            145,000                0            356,150              0
Robert E. Riedl                      0         $0            235,000                0            517,420              0
Jeffrey P. Fritz                     0         $0            180,000                0            176,480              0
Chris Terry                          0         $0            178,500                0            386,660              0
=============================================================================================================================

         * Valuation based on the last sales price on December 31, 2005 of $5.748 per share, as reported by Nasdaq.

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


DIRECTOR COMPENSATION

During the year ended December 31, 2005, the Company paid all directors, excluding Mr. Bradley, a retainer of $2,500 per month and an additional fee of $1,000 PER DIEM for attendance at meetings of the board. The two directors who chair the Audit Committee and the Compensation Committee receive an additional monthly retainer of $500. Mr. Bradley received no additional compensation for his service as a director. Pursuant to the Company's policy that is applicable to all of its non-employee members, the Board on April 20, 2005, issued options with respect to 10,000 shares to each non-employee director. All such options are exercisable at $5.04 per share, the exercise price being the market price prevailing at date of grant. On December 29, 2005, the Compensation Committee of the Board of Directors also authorized issuance of additional options with respect to 10,000 shares to each non-employee director. All such options are exercisable at $6.00 per share, somewhat above the $5.75 per share price prevailing on the date of grant. The Compensation Committee further resolved that such December 29 grants would be in place of any options that would otherwise be granted to directors in 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation and Stock Option Committee throughout the fiscal year ended December 31, 2005 were Daniel S. Wood (chairman), John E. McConnaughy, Jr. and William B. Roberts. This Committee makes determinations as to general levels of compensation for all employees of the Company, the annual salary of each of the executive officers of the Company, authorizes the grants of options to employees under the Company's 1997 Long-Term Stock Incentive Plan, and reviews and approves compensation and benefit plans of the Company. None of the members of the committee is or has been an officer or employee of the Company or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of CPS Common Stock (its only class of voting securities) owned beneficially as of April 28, 2006, by (i) each person known to CPS to own beneficially more than 5% of the outstanding Common Stock, (ii) each director, nominee or named executive officer of CPS, and (iii) all directors, nominees and executive officers of CPS as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. The address of Messrs. Bradley, Fritz, Powell, Riedl and Terry is c/o Consumer Portfolio Services, Inc., 16355 Laguna Canyon Road, Irvine, CA 92618.

Name and Address of Beneficial Owner                                                    Amount and Nature of     Percent
                                                                                      Beneficial Ownership (1)  of Class
----------------------------------------------------------------------------------------------------------------------------
Charles E. Bradley, Jr. .........................................................              3,226,990 (2)      14.8%
E. Bruce Fredrikson, 34437 N. 93rd Place, Scottsdale, AZ 85262...................                 61,000          0.3%
John E. McConnaughy, Jr., Atlantic Capital Partners, 3 Parkland Drive,
  Darien, CT 06820...............................................................                 10,000          0.0%
John G. Poole, 1 Rye Road, Port Chester, NY 10573................................                699,693          3.2%
William B. Roberts, Monmouth Capital Corp., 126 East 56th Street,
  New York, NY 10022.............................................................                864,107          4.1%
John C. Warner, 17 Pasteur, Irvine, CA 92618.....................................                 60,000          0.3%
Daniel S. Wood, 600 Depot St., Latrobe, PA 05650.................................                 80,000          0.4%
Jeffrey P. Fritz.................................................................                180,000          0.8%
Curtis K. Powell.................................................................                306,262          1.4%
Robert E. Riedl..................................................................                237,008          1.1%
Chris Terry......................................................................                221,076          1.0%
All directors, nominees and executive officers combined (12 persons)                           6,193,775 (3)      28.3%
Levine Leichtman Capital Partners II, L.P., 335 North Maple Drive,
  Suite 240, Beverly Hills, CA 90210.............................................              3,988,558 (4)      18.2%
LG Capital Master Fund, c/o Lampe Conway & Co LLC, 730 Fifth Avenue
  Suite 1002, New York NY 10019..................................................              1,126,915          5.2%


(1)    Includes certain shares that may be acquired within 60 days after April
       28, 2006 from the Company upon exercise of options, as follows: Mr.
       Bradley, Jr., 1,136,099 shares; Mr. Fredrikson, 60,000 shares, Mr.
       McConnaughy, 10,000 shares; Mr. Poole, 30,000 shares; Mr. Roberts, 30,000 shares; Mr. Warner, 60,000 shares, Mr. Wood, 40,000 shares; Mr. Fritz,
       180,000 shares; Mr. Powell, 125,000 shares; Mr. Riedl, 235,000 shares;
       and Mr. Terry, 178,500 shares. The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company's Employee 401(k) Plan (the "401(k)
       Plan"). The 401(k) Plan provides an option for all participating employees to indirectly purchase stock in the Company through buying units in a mutual fund. Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.
(2) Includes 495,540 shares held by trusts of which Mr. Bradley is the co-trustee, and as to which shares Mr. Bradley has shared voting and investment power. The co-trustee, who has shared voting and investment power as to all such shares (representing 2.27% of outstanding shares), is Kimball Bradley, whose address is 11 Stanwix Street, Pittsburgh, PA
       15222.
(3)    Includes 2,219,599 shares that may be acquired within 60 days after May
       1, 2006, upon exercise of options and conversion of convertible securities.
(4) Comprises 3,987,558 issued shares and 1,000 shares that are issuable upon exercise of an outstanding warrant.





The table below presents information regarding securities authorized for issuance under equity compensation plans.
                                                                                                NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE FOR
                                           NUMBER OF SECURITIES                                 FUTURE ISSUANCE UNDER
                                             TO BE ISSUED UPON         WEIGHTED-AVERAGE          EQUITY COMPENSATION
                                                EXERCISE OF           EXERCISE PRICE OF      PLANS (EXCLUDING SECURITIES
             PLAN CATEGORY                  OUTSTANDING OPTIONS      OUTSTANDING OPTIONS     REFLECTED IN FIRST COLUMN)
---------------------------------------------------------------------------------------------------------------------------
Plans approved by stockholders                  4,863,654                $   3.38                        165,261
Plans not approved by stockholders                   None                     N/A                           N/A
                                             ------------             -----------
Total                                           4,863,654                $   3.38
---------------------------------------------------------------------------------------------------------------------------

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

On December 13, 2005, the Company agreed with LLCP to extend the maturity date of the Term D Note. The Company's debt to LLCP comprised four pieces, with different maturity dates. The following table sets forth the principal amount of each piece of such debt as of December 13, 2005, and the maturity date before and after the December 13 amendment:

                                         Date due prior          Date due
       Term Note    Principal amount      to amendment        after amendment
     ------------- ------------------  ------------------  -------------------
      Term B Note     $19,828,527       December 15, 2005    December 15, 2005
      Term D Note      15,000,000       December 15, 2005    December 18, 2006
      Term E Note      15,000,000            May 27, 2006         May 27, 2006
      Term F Note      10,000,000           June 24, 2006        June 24, 2006

The Company agreed to pay LLCP a modification fee in the amount of $600,000; however, if the extended debt is paid on or prior to June 14, 2006, then the modification fee is reduced to $150,000 (which portion was paid in December
2005). The Term B Note, due December 15, 2005, was paid on that date.

All of the Company's indebtedness to LLCP is secured by a blanket security interest in favor of LLCP. The terms of the transactions between the Company and LLCP were determined by negotiation.

CPS LEASING. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL"). The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the President and a director of the Company. CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term. CPSL financed its purchases of the equipment that it leases to others through either of two lines of credit. Amounts borrowed by CPSL under one of those two lines of credit have been guaranteed by the Company. As of December 31, 2005 both lines of credit have been paid. The Company has also financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit. The aggregate amount of advances made by the Company to CPSL as of December 31, 2005, is approximately $1.3 million. The advances related to operations bear interest at the rate of 8.5% per annum. The advances related to the fraction of the purchase price of leased equipment are not interest bearing.

EMPLOYEE INDEBTEDNESS. To assist certain officers in exercising stock options, the Company or a subsidiary lent to such officers the exercise price of options such officers exercised in May and July 2002. The loans are fully secured by common stock of the Company, bear interest at 5.50% per annum and are due in 2007. The chief executive officer (Mr. Bradley), one executive officer (Mr. Terry), and four officers other than executive officers borrowed money on those terms and still have a balance outstanding. The highest balances of the loans for the period January 1, 2002 through April 30, 2006, were $350,000 for Mr. Bradley and $27,375 for one non-executive officer. Pursuant to the Sarbanes-Oxley Act of 2002, Company has ceased providing any loans to its executive officers.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal accountant engaged to audit the Company's financial statements to review the Company's interim financial statements through September 30, 2004, was KPMG LLP ("KPMG"). The Company engaged McGladrey & Pullen, LLP ("McGladrey") as the principal accountant to audit the Company's financial statements for the years ended December 31, 2004 and December 31, 2005. Information relating to the fees billed by those firms to the Company appears below.

AUDIT FEES

The aggregate fees billed by McGladrey for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2005, and for the review of the financial statements included in the Company's quarterly reports on Form 10-Q for the three-and nine-month periods ended September 30, 2005 were $473,250.

The aggregate fees billed by McGladrey for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004, and for the review of the financial statements included in the Company's quarterly report for the period ended September 30, 2004 on Form 10-Q, for that fiscal year were $30,000.

The aggregate fees billed by KPMG for professional services rendered for the review of the financial statements included in the Company's quarterly reports on Form 10-Q for the three-and nine-month periods ended September 30, 2004 were $122,400.

AUDIT-RELATED FEES

The aggregate fees billed by McGladrey for audit-related services for the fiscal year ended December 31, 2005 was $294,025. McGladrey did not bill any audit-related fees for the fiscal year ended December 31, 2004. These professional services were rendered in conjunction with the Company's securitization and financing transactions, the audit of the MFN Financial Corporation's benefit plan.

The aggregate fees billed by KPMG for audit-related services were $137,260 for the fiscal year ended December 31, 2004. These professional services were rendered in conjunction with the Company's securitization and financing transactions.

TAX FEES

The aggregate fees billed in the last fiscal year ended December 31, 2005 for tax services by McGladrey were $346,025. McGladrey did not render any professional tax services for the fiscal year ended December 31, 2004.

The aggregate fees billed in each of the last two fiscal years ended December 31, 2005 and December 31, 2004 for tax services by KPMG were $125,418 and $383,655, respectively.

ALL OTHER FEES

No other fees were billed by McGladrey in the last fiscal years ended December 31, 2005 and December 31, 2004.

The aggregate fees billed by KPMG for other services were $34,500 for the fiscal year ended December 31, 2004. These other professional services were rendered in conjunction with the Company's Registration Statement on Form S-8 and its Registration Statement on Form S-2 filed with the S.E.C. in January 2005.

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization. The Audit Committee has delegated to its chairman and its vice-chairman the authority to approve performance of services on an interim basis.

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

                                 CONSUMER PORTFOLIO SERVICES, INC. (REGISTRANT)


May 1, 2006                      By:    /s/ Charles E. Bradley, Jr.
                                        ----------------------------------------
                                        Charles E. Bradley, Jr., PRESIDENT