Form 10-Q
period 2006-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2006-05-12
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 8, 2006 the registrant had 21,859,968 common shares outstanding.

================================================================================

                                 CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                                INDEX TO FORM 10-Q
                                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                                                                                               PAGE
                                                                                                               ----
                                           PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005......  3

                Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2006 and 2005 ..................................................................  4

                Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2006 and 2005...................................................................  5

                Notes to Unaudited Condensed Consolidated Financial Statements..................................  6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations........... 14

Item 3.         Quantitative and Qualitative Disclosures About Market Risk...................................... 24

Item 4.         Controls and Procedures......................................................................... 24


                                             PART II. OTHER INFORMATION

Item 1.         Legal Proceedings............................................................................... 25

Item 1A.        Risk factors.................................................................................... 25

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds..................................... 25

Item 6.         Exhibits........................................................................................ 26

Signatures...................................................................................................... 27

Certifications.................................................................................................. 28


                                                         2

ITEM 1.  FINANCIAL STATEMENTS

                     CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                            MARCH 31,         DECEMBER 31,
                                                              2006               2005
                                                          -------------      -------------
ASSETS
Cash and cash equivalents                                 $      25,504      $      17,789
Restricted cash and equivalents                                 212,428            157,662

Finance receivables                                           1,114,671            971,304
Less: Allowance for finance credit losses                       (63,846)           (57,728)
                                                          -------------      -------------
Finance receivables, net                                      1,050,825            913,576

Residual interest in securitizations                             22,608             25,220
Furniture and equipment, net                                      1,042              1,079
Deferred financing costs                                          9,872              8,596
Deferred tax assets, net                                          8,295              7,532
Accrued interest receivable                                      10,733             10,930
Other assets                                                     12,916             12,760
                                                          -------------      -------------
                                                          $   1,354,223      $   1,155,144
                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                     $      18,721      $      19,568
Warehouse lines of credit                                        75,056             35,350
Notes payable                                                       172                211
Residual interest financing                                      37,728             43,745
Securitization trust debt                                     1,100,606            924,026
Senior secured debt, related party                               40,000             40,000
Subordinated renewable notes                                      6,314              4,655
Subordinated debt                                                    --             14,000
                                                          -------------      -------------
                                                              1,278,597          1,081,555
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                           --                 --
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding                          --                 --
Common stock, no par value; authorized
  30,000,000 shares; 21,819,333 and 21,687,584
  shares issued and outstanding at March 31, 2006 and
  December 31, 2005, respectively                                66,995             66,748
Additional paid in capital, warrants                                794                794
Retained earnings                                                10,266              8,476
Accumulated other comprehensive loss                             (2,429)            (2,429)
                                                          -------------      -------------
                                                                 75,626             73,589

                                                          -------------      -------------
                                                          $   1,354,223      $   1,155,144
                                                          =============      =============


      SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                       CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  -----------------------------
                                                                      2006             2005
                                                                  ------------     ------------
REVENUES:
Interest income                                                   $     54,527     $     36,172
Servicing fees                                                           1,005            2,265
Other income                                                             2,492            3,396
                                                                  ------------     ------------
                                                                        58,024           41,833
                                                                  ------------     ------------

EXPENSES:
Employee costs                                                           9,357           10,450
General and administrative                                               5,111            5,138
Interest                                                                16,781            8,506
Interest, related party                                                  1,254            1,878
Provision for credit losses                                             19,099           12,312
Marketing                                                                3,536            2,799
Occupancy                                                                  903              782
Depreciation and amortization                                              193              207
                                                                  ------------     ------------
                                                                        56,234           42,072
                                                                  ------------     ------------
Income (loss) before income tax expense                                  1,790             (239)
Income tax expense                                                          --               --
                                                                  ------------     ------------
Net income (loss)                                                 $      1,790     $       (239)
                                                                  ============     ============

Earnings (loss) per share:
  Basic                                                           $       0.08     $      (0.01)
  Diluted                                                                 0.07            (0.01)

Number of shares used in computing earnings (loss) per share:
  Basic                                                                 21,732           21,528
  Diluted                                                               24,188           21,528


      SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                        CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ------------------------------
                                                                       2006              2005
                                                                   ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $      1,790      $       (239)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Amortization of deferred acquisition fees                              (2,620)           (2,614)
  Amortization of discount on Class B Notes                                 554               281
  Depreciation and amortization                                             193               207
  Amortization of deferred financing costs                                1,242               755
  Provision for credit losses                                            19,099            12,312
  Deferred compensation                                                      --                56
  Releases of cash from Trusts to Company                                 3,943             8,010
  Net deposits to Trusts to increase Spread Accounts                     (6,070)           (3,234)
  Interest income on residual assets                                       (961)           (1,683)
  Cash received from residual interest in securitizations                 3,573             7,980
  Changes in assets and liabilities:
    Payments on restructuring accrual                                      (351)             (193)
    Restricted cash                                                     (52,638)          (29,720)
    Accrued interest receivable                                             197              (406)
    Other assets                                                           (191)              752
    Tax assets                                                             (763)               --
    Accounts payable and accrued expenses                                  (496)           (1,314)
    Tax liabilities                                                          --              (155)
                                                                   ------------      ------------
      Net cash used in operating activities                             (33,499)           (9,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of finance receivables held for investment                 (255,586)         (144,165)
  Proceeds received on finance receivables held for investment          101,858            64,355
  Purchase of furniture and equipment                                      (121)              (22)
                                                                   ------------      ------------
      Net cash used in investing activities                            (153,849)          (79,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of securitization trust debt                   280,977           135,924
  Proceeds from issuance of retail notes payable                          1,660                --
  Net proceeds (repayments) from warehouse lines of credit               39,706            16,256
  Repayment of residual interest financing debt                          (6,018)           (5,793)
  Repayment of securitization trust debt                               (104,951)          (59,590)
  Repayment of subordinated debt                                        (14,000)           (1,000)
  Repayment of notes payable                                                (40)             (560)
  Payment of financing costs                                             (2,518)           (1,094)
  Repurchase of common stock                                               (756)               --
  Tax benefit from exercise of stock options                                337                --
  Exercise of options and warrants                                          666               258
                                                                   ------------      ------------
      Net cash provided by financing activities                         195,063            84,401

                                                                   ------------      ------------
Increase (decrease) in cash                                               7,715            (4,636)

Cash at beginning of period                                              17,789            14,366
                                                                   ------------      ------------
Cash at end of period                                              $     25,504      $      9,730
                                                                   ============      ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                       $     14,713      $      9,410
    Income taxes                                                   $        312      $        155


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

BASIS OF PRESENTATION

The Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

OTHER INCOME

Other Income consists primarily of recoveries on previously charged off MFN contracts and fees paid to the Company by Dealers for certain direct mail services the Company provides. The recoveries on the charged-off MFN contracts were $937,000 and $1.6 million for the three months ended March 31, 2006 and 2005, respectively. The direct mail revenues were $897,000 and $1.2 million for the same periods in 2006 and 2005, respectively.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment, revised 2004" (SFAS 123R"), prospectively for all option awards granted, modified or settled after January 1, 2006 using the modified prospective method. Under this method, the Company recognizes compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

For the three months ended March 31, 2006, the Company recorded no stock-based compensation costs as there were no option awards granted during the three-month period ended March 31, 2006 and there was no vesting of option awards for options granted prior to January 1, 2006 since all options outstanding as of December 31, 2005 were fully vested at that time. As of March 31, 2006, there are no unrecognized stock-based compensation costs to be recognized over future periods.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following represents stock option activity for the three months ended March 31, 2006:

                                                                                                      WEIGHTED
                                                           NUMBER OF             WEIGHTED             AVERAGE
                                                             SHARES              AVERAGE             REMAINING
                                                         (IN THOUSANDS)       EXERCISE PRICE      CONTRACTUAL TERM
                                                         --------------       --------------       --------------

Options outstanding at the beginning of period .....              4,864       $         3.38
   Granted .........................................                 --                   --
   Exercised .......................................               (251)                2.66
   Forefited .......................................                 (4)                3.27
                                                         --------------       --------------       --------------
Options outstanding at the end of period ...........              4,609       $         3.42         7.33 years
                                                         ==============       ==============       ==============

Options exercisable at the end of period ...........              4,609       $        3.42          7.33 years
                                                         ==============       ==============       ==============

At March 31, 2006 the aggregate intrinsic value of options outstanding and exercisable was $22.0 million. The total intrinsic value of options exercised was $1.0 million and $399,000 for the three months ended March 31, 2006 and 2005, respectively. New shares were issued for all options exercised during the three-month periods ended March 31, 2006 and 2005. There were 169,261 shares available for future stock option grants under existing plans as of March 31, 2006.

Prior to January 1, 2006, as was permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, whereby stock options are recorded at intrinsic value equal to the excess of the share price over the exercise price at the date of grant. The Company provided the pro forma net income (loss), pro forma earnings (loss) per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123. The Company accounted for repriced options as variable awards.

Compensation cost was recognized for certain stock options in the Unaudited Condensed Consolidated Financial Statements in accordance with APB Opinion No.
25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Company's net (loss) and (loss) per share would have been increased to the pro forma amounts indicated below.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31
                                                                        -------------
                                                                            2005
                                                                        ------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net (loss), as reported ............................................    $       (239)
Stock-based employee compensation expense, fair value
  method, net of tax ...............................................            (200)
Previously recorded stock-based employee compensation
  expense, intrinsic value method, net of tax ......................              32

                                                                        ------------

Pro forma net (loss) ...............................................    $       (407)
                                                                        ============

Net (loss) per share
Basic, as reported .................................................    $      (0.01)
Diluted, as reported ...............................................    $      (0.01)

Pro forma Basic ....................................................    $      (0.02)
Pro forma Diluted ..................................................    $      (0.02)

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The Company uses the Black-Scholes-Merton option valuation model to estimate the fair value of each option on the date of grant using the assumptions noted in the following table. The Company utilizes assumptions on expected life, risk-free rate, expected volatility, and dividend yield to determine such values. The Company did not disclose assumptions for the three months ended March 31, 2006 because there were no options granted in the period. The expected term of options granted is derived from historical data on employee exercise and post-vesting termination behavior. The risk-free rate is based on treasury instruments in effect at the time of grant whose terms are consistent with the expected term of the Company's stock options. Expected volatility is based on historical volatility of the Company's stock. The dividend yield is based on historical experience and expected future changes.


                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                     2005
                                                              ------------------

Risk-free interest rate.......................................       4.30%
Expected term. in term........................................        6.5
Expected volatility...........................................      52.53%
Dividend yield................................................          0%


PURCHASES OF COMPANY STOCK

During the three-month periods ended March 31, 2006 and 2005, the Company purchased 118,751 and zero shares, respectively, of its common stock. The shares purchased during the three-month period ended March 31, 2006 were purchased at an average price of $6.37.


NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued FASB Statement No. 156, "Accounting for the Servicing of Financial Assets an Amendment to FASB Statement No. 140" (FAS 156). With respect to the accounting for separately recognized servicing assets and servicing liabilities, this statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a specific types of servicing contracts identified in the statement, (2) requires that all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (3) permits an entity to choose subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, (4) permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at the initial adoption of this statement, and (5) requires a separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. FAS 156 will be effective for the Company on January 1, 2007. The Company is currently in the process of evaluating the effects of this Standard, but does not believe it will have a significant effect on its financial position or results of operations.


(2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees:

                                                                      MARCH 31       DECEMBER 31,
                                                                        2006             2005
                                                                    -----------      -----------
                                                                           (IN THOUSANDS)
Finance Receivables
  Automobile
    Simple Interest ...........................................     $ 1,087,048      $   933,510
    Pre-compute, net of unearned interest .....................          46,882           54,693
                                                                    -----------      -----------

    Finance Receivables, net of unearned interest .............       1,133,930          988,203
    Less: Unearned acquisition fees and originations costs ....         (19,259)         (16,899)
                                                                    -----------      -----------
    Finance Receivables .......................................     $ 1,114,671      $   971,304
                                                                    ===========      ===========

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following table presents a summary of the activity for the allowance for credit losses for the three-month periods ended March 31, 2006 and 2005:

                                                                      MARCH 31,          MARCH 31,
                                                                         2006              2005
                                                                     ------------      ------------
                                                                             (IN THOUSANDS)
Balance at beginning of period .................................     $     57,728      $     42,615
Provision for credit losses on finance receivables .............           19,099            12,312
Recoveries .....................................................          (19,235)          (11,436)
Charge offs ....................................................            6,254             2,793
                                                                     ------------      ------------
Balance at end of period .......................................     $     63,846      $     46,284
                                                                     ============      ============

(3) RESIDUAL INTEREST IN SECURITIZATIONS

The residual interest in securitizations represents the discounted sum of expected future cash flows from securitization trusts. The following table presents the components of the residual interest in securitizations and are shown at their discounted amounts:

                                                                       MARCH 31,       DECEMBER 31,
                                                                         2006              2005
                                                                     ------------      ------------
                                                                             (IN THOUSANDS)
Cash, commercial paper, United States government securities
  and other qualifying investments (Spread Accounts) ...........     $     13,201      $     12,748
Receivables from Trusts (NIRs) .................................            3,913             5,798
Overcollateralization ..........................................            5,494             6,674
                                                                     ------------      ------------

Residual interest in securitizations ...........................     $     22,608      $     25,220
                                                                     ============      ============

The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

                                                                       MARCH 31,       DECEMBER 31,
                                                                         2006              2005
                                                                     ------------      ------------
                                                                       (DOLLARS IN THOUSANDS)

Undiscounted estimated credit losses ...........................     $      4,648      $     5,724
Managed portfolio held by non-consolidated subsidiaries ........           83,162          103,130
Undiscounted estimated credit losses as percentage of managed
  portfolio held by non-consolidated subsidiaries ..............             5.6%             5.6%

The key economic assumptions used in measuring all residual interest in securitizations as of March 31, 2006 and December 31, 2005 are included in the table below. The pre-tax discount rate remained constant from previous periods at 14%, except for certain cash flows from charged off receivables related to the Company's securitizations from 2001 to 2003 where the Company has used a discount rate of 25%, which is also consistent with previous periods.

                                                                       MARCH 31,        DECEMBER 31,
                                                                         2006               2005
                                                                     -------------     -------------
Prepayment speed (Cumulative)...................................     22.2% - 35.3%     22.2% - 35.8%
Net credit losses (Cumulative)..................................     12.3% - 20.0%     11.9% - 20.2%

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(4) SECURITIZATION TRUST DEBT

The Company has completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on the Company's Unaudited Condensed Consolidated Balance Sheets as "Securitization Trust Debt," and the components of such debt are summarized in the following table:

                                                                                                         WEIGHTED
                          FINAL            RECEIVABLES                  OUTSTANDING    OUTSTANDING       AVERAGE
                        SCHEDULED          PLEDGED AT                   PRINCIPAL AT   PRINCIPAL AT  INTEREST RATE AT
                         PAYMENT            MARCH 31,      INITIAL       MARCH 31      DECEMBER 31,      MARCH 31,
     SERIES              DATE (1)             2006        PRINCIPAL         2006           2005            2006
--------------------------------------   ----------------------------- -------------- -------------------------------

MFN 2001-A                  June 2007    $           -  $     301,000  $           -  $            -             N/A
TFC 2002-1                August 2007                -         64,552              -               -             N/A
TFC 2002-2                 March 2008                -         62,589              -               -             N/A
TFC 2003-1               January 2009            5,413         52,365          4,741           6,557           2.69%
CPS 2003-C                 March 2010           26,859         87,500         25,835          30,550           3.57%
CPS 2003-D               October 2010           26,481         75,000         25,384          29,688           3.81%
CPS 2004-A               October 2010           34,626         82,094         34,695          40,225           3.84%
PCR 2004-1                 March 2010           21,361         76,257         17,671          22,873           3.80%
CPS 2004-B              February 2011           46,279         96,369         46,394          52,704           4.17%
CPS 2004-C                 April 2011           54,594        100,000         54,507          61,779           3.95%
CPS 2004-D              December 2011           73,473        120,000         72,530          82,801           4.44%
CPS 2005-A               October 2011           96,983        137,500         97,113         110,021           5.11%
CPS 2005-B              February 2012          109,360        130,625        107,749         113,194           4.56%
CPS 2005-C                 March 2012          172,025        183,300        169,778         173,509           5.00%
CPS 2005-TFC                July 2012           71,941         72,525         62,432          72,525           5.79%
CPS 2005-D                  July 2012          138,293        145,000        136,777         127,600           5.63%
CPS 2006-A (2)          November 2012          142,446        245,000        245,000               -           5.87%
                                       ---------------- -------------- -------------- ---------------
                                       $     1,020,134  $   2,031,676  $   1,100,606  $      924,026
                                       ================ ============== ============== ===============

(1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $290.2 MILLION IN 2006, $289.8 MILLION IN 2007, $211.1 MILLION IN 2008, $154.6 MILLION IN 2009, $110.6 MILLION IN 2010 AND $44.4
     MILLION IN 2012.
(2) RECEIVABLES PLEDGED AT MARCH 31, 2006 EXCLUDES APPROXIMATELY $100.7 MILLION IN CONTRACTS DELIVERED TO THIS TRUST IN APRIL 2006 PURSUANT TO A PRE-FUNDING STRUCTURE.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through wholly-owned bankruptcy remote subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal of $1.0 billion, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of March 31, 2006, the Company was in compliance with all such financial covenants.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of March 31, 2006, restricted cash under the various agreements totaled approximately $212.4 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs. Deferred financing costs related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(5) INTEREST INCOME

The following table presents the components of interest income:

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                           2006              2005
                                                                       ------------      ------------

Interest on Finance Receivables ..................................           52,360            33,985
Residual interest income .........................................              961             1,683
Other interest income ............................................            1,206               504
                                                                       ------------      ------------

Net interest income ..............................................           54,527            36,172
                                                                       ============      ============

(6) EARNINGS (LOSS) PER SHARE

Earnings (loss) per share for the three-month periods ended March 31, 2006 and 2005 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2006 and 2005:

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                       ------------------------------
                                                                           2006              2005
                                                                       ------------      ------------

Weighted average number of common shares outstanding during
   the period used to compute basic earnings (loss) per share ....           21,732            21,528
Incremental common shares attributable to exercise of
   outstanding options and warrants ..............................            2,456                --
                                                                       ------------      ------------
Weighted average number of common shares used to compute
   diluted earnings (loss) per share .............................           24,188            21,528
                                                                       ============      ============

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


If the anti-dilutive effects of common stock equivalents were considered, additional shares included in the diluted earnings (loss) per share calculation for the three-month period ended March 31, 2005 would have included an additional 2.0 million shares attributable to the exercise of outstanding options and warrants. No such anti-dilution adjustment was applicable to the three-month period ended March 31, 2006.

(7) INCOME TAXES

As of December 31, 2005, the Company had net deferred tax assets of $7.5 million, which included a valuation allowance of $43.7 million against gross deferred tax assets of $53.1 million. There were also offsetting gross deferred tax liabilities of $1.8 million. Net tax assets at March 31, 2006 were $8.3 million compared with net tax assets at December 31, 2005 of $7.5 million. The Company decreased its valuation allowance by the income tax expense for the period to result in no net income tax provision for the three-month period ended March 31, 2006. The Company has evaluated its deferred tax assets and believes that it is more likely than not that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income.

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

OTHER LITIGATION. On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, alleging that plaintiff Coleman was harmed by an alleged failure to refer, in the notice given after repossession of his vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. Plaintiff seeks damages in an unspecified amount, on behalf of a purported nationwide class. CPS removed the case to federal bankruptcy court, and filed a motion for summary judgment as part of its adversary proceeding against the plaintiff in the bankruptcy court. The federal bankruptcy court granted the plaintiff's motion to send the matter back to Alabama state court. CPS appealed the ruling, and the federal district court, in which the appeal was heard, has since ordered the bankruptcy court to decide whether the plaintiff has standing to pursue her claims, and, if standing is found, to reconsider its remand decision. It is possible that plaintiff may in turn appeal from the order of the district court. Although CPS believes that it has one or more defenses to each of the claims made in this lawsuit, no discovery has yet been conducted and the case remains in its earliest stages. Accordingly, there can be no assurance as to its outcome.

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

The Company has recorded a liability as of March 31, 2006 that it believes represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against the Company, if in an amount materially in excess of the recorded liability, could have a material adverse effect on the financial position of the Company.

The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.

(9) EMPLOYEE BENEFITS

The Company sponsors the MFN Financial Corporation Benefit Plan ("the Plan"). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan's net periodic benefit cost for the three months ended March 31, 2006 and 2005.

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                       ------------------------------
                                                                           2006              2005
                                                                       ------------      ------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost .....................................................     $         --      $         --
Interest Cost ....................................................              213               211
Expected return on assets ........................................             (287)             (292)
Amortization of transition (asset)/obligation ....................               (2)               (9)
Amortization of net (gain) / loss ................................               34                12
                                                                       ------------      ------------
   Net periodic benefit cost .....................................     $        (42)     $        (78)
                                                                       ============      ============

(10) COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                       ------------------------------
                                                                           2006              2005
                                                                       ------------      ------------

Net income (loss) ................................................     $      1,790      $       (239)
Minimum pension liability, net of tax ............................               --              (185)
                                                                       ------------      ------------
   Comprehensive income (loss) ...................................     $      1,790      $       (424)
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

When the transaction is structured as a secured financing, the subsidiary is consolidated with the Company. Accordingly, the sold Contracts and the related securitization trust debt appear as assets and liabilities, respectively, of the Company on its Unaudited Condensed Consolidated Balance Sheet. The Company then periodically (i) recognizes interest and fee income on the receivables, (ii) recognizes interest expense on the securities issued in the securitization, and
(iii) records as expense a provision for credit losses on the receivables.

When structured as a sale, the subsidiary is not consolidated with the Company. Accordingly, the securitization removes the sold Contracts from the Company's Unaudited Condensed Consolidated Balance Sheet, the asset-backed securities (debt of the non-consolidated subsidiary) do not appear as debt of the Company, and the Company shows as an asset a retained residual interest in the sold Contracts. The residual interest represents the discounted value of what the Company expects to receive from these transactions, which includes the excess of future collections on the Contracts over principal and interest due on the asset-backed securities. The residual interest appears on the Company's balance sheet as "Residual interest in securitizations," and the determination of its value is dependent on estimates of the future performance of the sold Contracts.

CHANGE IN POLICY

Effective with the third quarter of 2003, the Company announced that it would structure its future securitization transactions related to Contracts purchased under the CPS Programs as secured financings for financial accounting purposes. Its subsequent term securitizations of finance receivables have been so structured. Prior to August 2003, the Company had structured its term securitization transactions related to the CPS Programs as sales for financial accounting purposes. In the MFN Merger and in the TFC Merger the Company acquired finance receivables that had been previously securitized in term securitization transactions that were reflected as secured financings. As of March 31, 2006, the Company's Unaudited Condensed Consolidated Balance Sheet included net finance receivables of approximately $19.0 million and securitization trust debt of $4.7 million related to finance receivables acquired in the two mergers and the SeaWest Asset Acquisition, out of totals of net finance receivables of approximately $1.1 billion and securitization trust debt of approximately $1.1 billion.

CREDIT RISK RETAINED

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to the Company if the credit performance of the securitized Contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that the Company uses to fund its operations. An unexpected deterioration in the performance of securitized Contracts could therefore have a material adverse effect on both the Company's liquidity and its results of operations, regardless of whether such Contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of the Company's "managed portfolio," which represents both financed and sold Contracts as to which such credit risk is retained. The Company's managed portfolio as of March 31, 2006 was approximately $1.2 billion (this amount includes $12.5 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees and has no credit risk).

RESULTS OF OPERATIONS

EFFECTS OF CHANGE IN SECURITIZATION STRUCTURE

The Company's decision in the third quarter of 2003 to structure securitization transactions as borrowings secured by receivables for financial accounting purposes, rather than as sales of receivables, has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the finance receivables are shown as assets of the Company on its balance sheet;
(ii) the debt issued in the transactions is shown as indebtedness of the Company; (iii) cash deposited to enhance the credit of the securitization transactions ("Spread Accounts") is shown as "Restricted cash" on the Company's balance sheet; (iv) cash collected from borrowers and other sources related to the receivables prior to making the required payments under the Securitization Agreements is also shown as "Restricted cash" on the Company's balance sheet;
(v) the servicing fee that the Company receives in connection with such receivables is recorded as a portion of the interest earned on such receivables in the Company's statements of operations; (vi) the Company has initially and periodically recorded as expense a provision for estimated credit losses on the receivables in the Company's statements of operations; (vii) the portion representing interest payments on the receivables is recorded as interest income in the Company's statements of operations; and (viii) interest expense on the debt issued in the transaction is recorded on the Company's statements of operations.

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

The change in the securitization structure became effective in the third quarter of 2003. In each quarterly period subsequent to the third quarter of 2003, the Company's results have been more reflective of receivables owned by consolidated subsidiaries and less reflective of receivables in non-consolidated subsidiaries. From March 31, 2005 to March 31, 2006, receivables owned by non-consolidated subsidiaries decreased from 20.9% to 6.7% of the Company's total managed portfolio. During that same period, receivables owned by consolidated subsidiaries increased from 74.7% to 92.3% of the Company's total managed portfolio. Ultimately, receivables in non-consolidated subsidiaries will have no material effect on the Company's results of operations.

Beginning with the third quarter of 2003, the Company has conducted 11 term securitizations of Contracts originated under the CPS Programs structured as secured financings, generally on a quarterly basis. In March 2004 and November 2005, the Company completed securitizations of its retained interests in other securitizations previously sponsored by the Company and its affiliates. The debt from the March 2004 transaction was repaid in August 2005. In June 2004, the Company completed a term securitization of Contracts purchased in the SeaWest Asset Acquisition and under the TFC Programs. In December 2005, the Company completed a securitization that included Contracts purchased under the TFC Programs, the CPS Programs and Contracts re-acquired by the Company as a result of its exercise of the clean-up call provisions of certain prior securitizations of its MFN and TFC subsidiaries. Beginning with the third quarter of 2003, all of the Company's securitizations have been structured as secured financings.


THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES. During the three months ended March 31, 2006, revenues were $58.0 million, an increase of $16.2 million, or 38.7%, from the prior year period revenue of $41.8 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended March 31, 2006 increased $18.4 million, or 50.7%, to $54.5 million from $36.2 million in the prior year period. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (an increase of $22.5 million). This increase was partially offset by the decline in the balance of the portfolios of Contracts acquired in the MFN and TFC Mergers and the SeaWest Asset Acquisition (in the aggregate, resulting in a decrease of $3.4 million in interest income), and a decrease in interest earned on the Company's residual asset of $723,000.

Servicing fees totaling $1.0 million in the three months ended March 31, 2006 decreased $1.3 million, or 55.6%, from $2.3 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in the Company's managed portfolio held by non-consolidated subsidiaries. As a result of the decision to structure future securitizations as secured financings, the Company's managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of March 31, 2006 and 2005, the Company's managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties were as follows:

                                                    MARCH 31, 2006         MARCH 31, 2005
                                                ---------------------   --------------------
                                                  AMOUNT         %        AMOUNT        %
                                                ----------    -------   ---------    -------
                                                               ($ IN MILLIONS)
TOTAL MANAGED PORTFOLIO
Owned by Consolidated Subsidiaries ........     $  1,144.3      92.3%   $   692.0      74.7%
Owned by Non-Consolidated Subsidiaries ....           83.2       6.7%       193.8      20.9%
SeaWest Third Party Portfolio .............           12.5       1.0%        40.5       4.4%
                                                ----------    -------   ---------    -------

Total .....................................     $  1,240.0     100.0%   $   926.3     100.0%
                                                ==========    =======   =========    =======

At March 31, 2006, the Company was generating income and fees on a managed portfolio with an outstanding principal balance approximating $1.2 billion (this amount includes $12.5 million related to the SeaWest Third Party Portfolio on which the Company earns only servicing fees), compared to a managed portfolio with an outstanding principal balance approximating $926.3 million as of March 31, 2005. As the portfolios of Contracts acquired in the MFN Merger, the TFC Merger and the SeaWest Asset Acquisition decrease, the portfolio of Contracts originated under the CPS Programs continues to expand. At March 31, 2006 and 2005, the managed portfolio composition was as follows:

                                                MARCH 31, 2006         MARCH 31, 2005
                                            ---------------------   --------------------
                                              AMOUNT         %        AMOUNT        %
                                            ----------    -------   ---------    -------
                                                            ($ IN MILLIONS)
ORIGINATING ENTITY
CPS ...................................     $  1,150.5      92.8%   $   760.1      82.1%
TFC ...................................           64.7       5.2%        83.5       9.0%
MFN ...................................            1.3       0.1%        11.1       1.2%
SeaWest ...............................           11.0       0.9%        31.1       3.4%
SeaWest Third Party Portfolio .........           12.5       1.0%        40.5       4.4%
                                            ----------    -------   ---------    -------

Total .................................     $  1,240.0     100.0%   $   926.3     100.0%
                                            ==========    =======   =========    =======

Other income decreased $904,000, or 26.6%, to $2.5 million in the three-month period ended March 31, 2006 from $3.4 million during the same period a year earlier. The period over period decrease resulted primarily from decreases in recoveries on MFN and certain other Contracts ( a decrease of $792,000) compared to the same period of the prior year and decreased revenue on the Company's direct mail services ( a decrease of $340,000). These direct mail services are provided to the Company's Dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the Dealer, who appear to meet the Company's credit criteria. Decreases in other income for the period were somewhat offset by increases in convenience fees charged to obligors for certain transaction types (an increase of $228,000).

EXPENSES. The Company's operating expenses consist primarily of provisions for credit losses, interest, employee costs and general and administrative expenses. Provisions for credit losses and interest expense are significantly impacted by the volume of Contracts purchased by the Company during a period and by the outstanding balance of finance receivables held by consolidated subsidiaries. Employee costs and general and administrative expeses are incurred as applications and Contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and the unemployment level.

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

Total operating expenses were $56.2 million for the three months ended March 31, 2006, compared to $42.1 million for the same period a year earlier, an increase of $14.2 million, or 33.7%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $6.8 million and $7.7 million, or 55.1% and 73.7% respectively. Both interest expense and provision for credit losses are directly affected by the growth in the Company's portfolio of Contracts held by consolidated affiliates.

Employee costs decreased slightly to $9.4 million during the three months ended March 31, 2006, representing 16.6 % of total operating expenses, from $10.5 million for the same period a year earlier, or 24.8% of total operating expenses. During the period ended March 31, 2006, the Company deferred $946,000 of direct employee costs associated with the purchase of Contracts in the period, in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Historically, the Company has not deferred and amortized such costs as the Company's analyses indicated that the effect of such deferral and amortization would not have been material. However, due to continued increases in volumes of Contract purchases and refinements in the Company's methodology to measure direct costs associated with Contract purchases, the Company's estimate of direct costs has increased, resulting in the need to defer such costs and amortize them over the lives of the related Contracts as an adjustment to the yield in accordance with SFAS 91. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses decreased slightly by $27,000 or 0.5% and represented 9.1% of total operating expenses in the three-month period ending March 31, 2006, as compared to the prior year period when general and administrative expenses represented 12.2% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the three-month period ended March 31, 2006 increased $7.7 million, or 73.7%, to $18.0 million, compared to $10.4 million in the same period of the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on the Company's Consolidated Balance Sheet. Such debt increased as a result of the change in securitization structure implemented in the third quarter of 2003 (an increase of approximately $8.9 million), partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN Merger and the TFC Merger (resulting in a decrease of approximately $309,000 in interest expense) and a decrease in interest expense on certain long term debt (a decrease of $870,000).

Marketing expenses increased by $737,000, or 26.3%, and represented 6.3% of total operating expenses. The increase is primarily due to the increase in Contracts purchased by the Company during the three months ended March 31, 2006 as compared to the prior year period. During the period ended March 31, 2006, the Company purchased 16,953 Contracts aggregating $255.6 million, compared to 10,130 Contracts aggregating $144.2 million in the same period of the prior year.

Occupancy expenses increased by $121,000, or 15.5%, and represented 1.6% of total operating expenses.

Depreciation and amortization expenses decreased by $14,000, or 6.8%, to $193,000 from $207,000.


CREDIT EXPERIENCE

The Company's financial results are dependent on the performance of the Contracts in which it retains an ownership interest. The table below documents the delinquency, repossession and net credit loss experience of all Contracts that the Company was servicing (excluding Contracts from the SeaWest Third Party Portfolio) as of the respective dates shown. Credit experience for CPS, MFN (since the date of the MFN Merger), TFC (since the date of the TFC Merger) and SeaWest (since the date of the SeaWest Asset Acquisition) is shown on a combined basis in the table below. The Company attributes the decrease in delinquencies and charge offs during the three-month period ended March 31, 2006 (compared to the 12-month period ended December 31, 2005) to normal seasonality of its business and also to the increase in the average servicing portfolio outstanding as of March 31, 2006 compared to December 31, 2005.

                                                 DELINQUENCY EXPERIENCE (1)
                                             CPS, MFN, TFC AND SEAWEST COMBINED


                                                                          MARCH 31, 2006              DECEMBER 31, 2005
                                                                    -------------------------     -------------------------
                                                                    NUMBER OF                     NUMBER OF
                                                                    CONTRACTS        AMOUNT       CONTRACTS        AMOUNT
                                                                    ----------     ----------     ----------     ----------
                                                                                     (DOLLARS IN THOUSANDS)
DELINQUENCY EXPERIENCE
Gross servicing portfolio (1) .................................        103,828     $1,238,460         95,942     $1,117,085
Period of delinquency (2)
   31-60 days .................................................          1,250         12,795          2,353         24,050
   61-90 days .................................................            564          5,215          1,076         10,190
   91+ days ...................................................            575          4,065          1,056          7,985
                                                                    ----------     ----------     ----------     ----------
Total delinquencies (2) .......................................          2,389         22,075          4,485         42,225
Amount in repossession (3) ....................................          1,090         11,782          1,337         13,538
                                                                    ----------     ----------     ----------     ----------
Total delinquencies and amount in repossession (2) ............          3,479     $   33,857          5,822     $   55,763
                                                                    ==========     ==========     ==========     ==========


Delinquencies as a percentage of gross servicing portfolio ....          2.3 %          1.8 %          4.7 %          3.8 %

Total delinquencies and amount in repossession as a
   percentage of gross servicing portfolio ....................          3.4 %          2.7 %          6.1 %          5.0 %

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

(3) AMOUNT IN REPOSSESSION REPRESENTS FINANCED VEHICLES THAT HAVE BEEN REPOSSESSED BUT NOT YET LIQUIDATED.


                          NET CHARGE-OFF EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED


                                                      MARCH 31      DECEMBER 31,
                                                        2006           2005
                                                     ----------     -----------
                                                       (DOLLARS IN THOUSANDS)

Average servicing portfolio outstanding ..........   $1,176,879     $  966,295
Annualized net charge-offs as a percentage of
  average servicing portfolio (2) ................        4.8 %          5.3 %

----------------

(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL CONTRACTS SERVICED BY THE COMPANY (EXCLUDING CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO).

(2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF. MARCH 31, 2006 PERCENTAGE REPRESENTS THREE MONTHS ENDED MARCH 31, 2006, ANNUALIZED. DECEMBER 31, 2005 REPRESENTS 12 MONTHS ENDED DECEMBER 31, 2005.

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

Net cash used in operating activities for the three-month period ended March 31, 2006 was $33.5 million compared to net cash used in operating activities for the three-month period ended March 31, 2005 of $9.2 million. Cash used in operating activities is affected by the increase in restricted cash as a result of the Company's pre-funding structure used in the securitization of the Company's finance receivables. The pre-funding structure allows the Company to issue securitization debt approximately one month prior to purchasing finance receivables that collateralize the debt. In those cases, certain of the proceeds of the securitization debt are held as restricted cash until such time as the additional collateral is delivered to the related trust. Increases in restricted cash are offset somewhat by the Company's increased net earnings before the significant increase in the provision for credit losses.

Net cash used in investing activities for the three-month periods ended March 31, 2006 and 2005 was $153.9 million and $79.8 million, respectively. Cash used in investing activities has generally related to purchases of Contracts.

Net cash provided by financing activities for the three months ended March 31, 2006 and 2005, was $195.1 million and $84.4 million respectively. Cash provided by financing activities is generally related to the issuance of new securitization trust debt. The Company issued $280.9 million and $135.9 million of such debt in the three-month periods ended March 31, 2006 and 2005 respectively. Cash used in financing activities is includes the repayment of securitization trust debt of $105.0 million and $59.6 million for the three-month periods ended March 31, 2006 and 2005 respectively.

Contracts are purchased from Dealers for a cash price approximating their principal amount, adjusted for an acquisition fee that may either increase or decrease the Contract purchase price, and generate cash flow over a period of years. As a result, the Company has been dependent on warehouse credit facilities to purchase Contracts, and on the availability of cash from outside sources in order to finance its continuing operations, as well as to fund the portion of Contract purchase prices not financed under revolving warehouse credit facilities. As of March 31, 2006, the Company had $350 million in warehouse credit capacity, in the form of separate $200 million and $150 million facilities. The first facility provides funding for Contracts purchased under the TFC Programs while both warehouse facilities provide funding for Contracts purchased under the CPS Programs.

The $150 million warehouse facility is structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by its consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expires on November 14, 2006, although it is renewable with the mutual agreement of the parties. Up to 80% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. At March 31, 2006, $171,000 was outstanding under this facility.

The $200 million warehouse facility is similarly structured to allow CPS to fund a portion of the purchase price of Contracts by drawing against a floating rate variable funding note issued by its consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for Contracts purchased under the TFC Programs. It was increased again to $200 million on August 31, 2005. Up to 80.0% of the principal balance of Contracts may be advanced to the Company under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. The lender has annual termination options at its sole discretion on each June 30 through 2007, at which time the agreement expires. At March 31, 2006, $74.9 million was outstanding under this facility.

For the portfolio owned by consolidated subsidiaries, cash used to establish or increase Spread Accounts for the three-month periods ended March 31, 2006 and 2005 was $6.1 million and $3.2 million, respectively. Cash released from Trusts and their related Spread Accounts to the Company for the three-month periods ended March 31, 2006 and 2005, was $3.9 million and $8.0 million, respectively. Changes in the amount of credit enhancement required for term securitization transactions and releases from Trusts and their related Spread Accounts are affected by the relative size, seasoning and performance of the various pools of Contracts securitized that make up the Company's managed portfolio to which the respective Spread Accounts are related.

The acquisition of Contracts for subsequent sale in securitization transactions, and the need to fund Spread Accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of the Company's Contract purchases, the advance rate on the warehouse facilities, the required level of initial credit enhancement in securitizations, and the extent to which the previously established Trusts and their related Spread Accounts either release cash to the Company or capture cash from collections on securitized Contracts. The Company is limited in its ability to purchase Contracts by its available cash and the capacity of its warehouse facilities. As of March 31, 2006, the Company had unrestricted cash on hand of $25.5 million and available capacity from its warehouse credit facilities of $274.9 million, subject to the availability of suitable Contracts to serve as collateral and of sufficient cash to fund the portion of such Contracts purchase price not advaced under the warehouse facilities. The Company's plans to manage its need for liquidity include the completion of additional term securitizations that may result in additional unrestricted cash through repayment of the warehouse facilities, and matching its levels of Contract purchases to its availability of cash. There can be no assurance that the Company will be able to complete term securitizations on favorable economic terms or that the Company will be able to complete term securitizations at all. If the Company is unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of March 31, 2006, the Company was in compliance with all such financial covenants.

The Securitization Agreements of the Company's term securitization transactions are terminable by the Note Insurers in the event of certain defaults by the Company and under certain other circumstances. Similar termination rights are held by the lenders in the warehouse credit facilities. Were a Note Insurer (or the lenders in such warehouse facilities) in the future to exercise its option to terminate the Securitization Agreements, such a termination would have a material adverse effect on the Company's liquidity and results of operations. The Company continues to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Securitization Agreements.

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

(b) TREATMENT OF SECURITIZATIONS

Gain on sale may be recognized on the disposition of Contracts either outright or in securitization transactions. In those securitization transactions that were treated as sales for financial accounting purposes, the Company, or a wholly-owned, consolidated subsidiary of the Company, retained a residual interest in the Contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. The Company's securitization transactions included "term" securitizations (the purchaser holds the Contracts for substantially their entire term) and "continuous" or "warehouse" securitizations (which financed the acquisition of the Contracts for future sale into term securitizations).

As of March 31, 2006 and December 31, 2005 the line item "Residual interest in securitizations" on the Company's Unaudited Consolidated Balance Sheet represents the residual interests in certain term securitizations that were accounted for as sales. Warehouse securitizations accounted for as secured financings are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on the Company's Unaudited Condensed Consolidated Balance Sheet, and the term securitizations accounted for as secured financings are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts held by non-consolidated subsidiaries. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

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

(d) STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment, revised 2004" ("SFAS 123R"), prospectively for all option awards granted, modified or settled on or after January 1, 2006, using the modified prospective method. Under this method, the Company recognizes compensation costs in the financial statements for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

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

For the three months ended March 31, 2006, the Company recorded no stock-based compensation costs. There were no option awards granted during the three-month period ended March 31, 2006, and there was no vesting of option awards for options granted prior to January 1, 2006, because all options outstanding as of December 31, 2005 were fully vested at that time. As of March 31, 2006, there are no unrecognized stock-based compensation costs to be recognized over future periods.

Prior to January 1, 2006, as was permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, whereby stock options are recorded at intrinsic value equal to the excess of the share price over the exercise price at the date of grant. The Company provided the pro forma net income (loss), pro forma earnings (loss) per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123.

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 22.2% to 35.3% cumulatively over the lives of the related Contracts, that net credit losses as a percentage of original balances will approximate 12.3% to 20.0% cumulatively over the lives of the related Contracts. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.


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

There have been no material changes in market risks since December 31, 2005.


ITEM 4. CONTROLS AND PROCEDURES

CPS maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. As of the end of the period covered by this report, CPS evaluated the effectiveness of the design and operation of such disclosure controls and procedures. Based upon that evaluation, the principal executive officer (Charles E. Bradley, Jr.) and the principal financial officer (Jeffrey P. Fritz) concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, material information relating to CPS that is required to be included in its reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information provided under the caption "Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference. In addition, the reader should be aware of the following:

The Annual Report on Form 10-K disclosed that a purported class action filed in Alabama state court had been removed to federal bankruptcy court, that the bankruptcy court had remanded the matter to state court, and that the Company had appealed that ruling. The federal district court, in which the appeal was heard, has since ordered the bankruptcy court to decide whether the plaintiff has standing to pursue her claims, and, if standing is found, to reconsider its remand decision. It is possible that plaintiff may in turn appeal from the order of the District Court. Although CPS believes that it has one or more defenses to each of the claims made in this lawsuit, no discovery has yet been conducted and the case remains in its earliest stages. Accordingly, there can be no assurance as to its outcome.

The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.

ITEM 1A. RISK FACTORS

The Company reminds the reader that risk factors are set forth in Item 1A of the Company's report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 13, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company purchased a total of 118,751 shares of its common stock, as described in the following table:


ISSUER PURCHASES OF EQUITY SECURITIES

                                                         TOTAL NUMBER OF              APPROXIMATE DOLLAR
                      TOTAL                            SHARES PURCHASED AS           VALUE OF SHARES THAT
                    NUMBER OF         AVERAGE            PART OF PUBLICLY            MAY YET BE PURCHASED
                     SHARES          PRICE PAID         ANNOUNCED PLANS OR            UNDER THE PLANS OR
   PERIOD (1)       PURCHASED        PER SHARE             PROGRAMS(2)                     PROGRAMS
                 ----------------  ---------------  ---------------------------  -----------------------------
January 2006              58,776           $ 5.86                       58,776                    $ 4,677,366
February 2006             35,975             6.71                       35,975                      4,436,092
March 2006                24,000             7.12                       24,000                      4,265,296
                 ----------------  ---------------  ---------------------------

                         118,751           $ 6.37                      118,751
                 ================  ===============  ===========================

(1) EACH MONTHLY PERIOD IS THE CALENDAR MONTH.

(2) THE COMPANY ANNOUNCED IN AUGUST 2000 ITS INTENTION TO PURCHASE UP TO $5 MILLION OF ITS OUTSTANDING SECURITIES, INCLUSIVE OF ANNUAL $1 MILLION SINKING FUND REDEMPTIONS ON ITS RISING INTEREST REDEEMABLE SUBORDINATED SECURITIES DUE 2006. IN OCTOBER 2002, THE JULY 2000 PROGRAM HAVING BEEN EXHAUSTED, THE COMPANY'S BOARD OF DIRECTORS AUTHORIZED THE PURCHASE OF UP TO AN ADDITIONAL $5 MILLION OF SUCH SECURITIES. AN ADDITIONAL $5 MILLION WAS LATER AUTHORIZED BY THE COMPANY'S BOARD OF DIRECTORS IN OCTOBER 2004.

ITEM 6. EXHIBITS

The exhibits listed below are filed with this report. The Company disclaims any implication that the agreements filed as exhibits 10.5, 10.7 and 10.8 are other than agreements entered into in the ordinary course of its business.

4.11 Form of Indenture, dated as of September 1, 2005, respecting notes issued by CPS Auto Receivables Trust 2005-C.

4.12 Form of Indenture, dated as of December 1, 2005, respecting notes issued by CPS Auto Receivables Trust 2005-D.

4.13 Form of Indenture, dated as of March 1, 2006, respecting notes issued by CPS Auto Receivables Trust 2006-A.

4.14 Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.

10.5 Amended & Restated Sale and Servicing Agreement dated April 14, 2006, by and among Page Funding LLC ("PFLLC"), the registrant and Wells Fargo Bank, N.A. ("WFBNA")

10.7 Amended and Restated Indenture dated as of April 14, 2006, by and among PFLLC, UBS Real Estate Securities, Inc. ("UBSRES") and WFBNA.

10.8 Amended and Restated Note Purchase Agreement dated as of April 14, 2006, by and among PFLLC, UBSRES and WFBNA.

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


Date: May 12, 2006


                           /s/   CHARLES E. BRADLEY, JR.
                           -------------------------------------
                           Charles E. Bradley, Jr.
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (Principal Executive Officer)


Date: May 12, 2006


                           /s/   JEFFREY P. FRITZ
                           -------------------------------------------------
                           Jeffrey P. Fritz
                           SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial Officer)