Form 10-Q
period 2006-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2006-08-11
CIK 889609

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                         COMMISSION FILE NUMBER: 0-51027

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

As of August 7, 2006 the registrant had 21,857,177 common shares outstanding.
================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Unaudited Condensed Consolidated Balance Sheets as of
         June 30, 2006 and December 31, 2005..................................3
         Unaudited Condensed Consolidated Statements of
         Operations for the three-month and six-month periods
         ended June 30, 2006 and 2005 ........................................4
         Unaudited Condensed Consolidated Statements of Cash
         Flows for the six-month periods ended June 30, 2006 and 2005.........5
         Notes to Unaudited Condensed Consolidated Financial Statements.......6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................15
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........26
Item 4.  Controls and Procedures..............................................27

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................27
Item 1A. Risk factors.........................................................27
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........27
Item 4   Submission of Matters to a Vote of Security Holders..................28
Item 6.  Exhibits.............................................................29
Signatures....................................................................30
Certifications................................................................31

 ITEM 1.  FINANCIAL STATEMENTS

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             2006              2005
                                                          -----------      -----------
ASSETS

Cash and cash equivalents                                 $    11,942      $    17,789
Restricted cash and equivalents                               207,881          157,662

Finance receivables                                         1,266,534          971,304
Less: Allowance for finance credit losses                     (74,801)         (57,728)
                                                          -----------      -----------
Finance receivables, net
                                                            1,191,733          913,576

Residual interest in securitizations                           20,656           25,220
Furniture and equipment, net                                      993            1,079
Deferred financing costs, net                                  10,911            8,596
Deferred tax assets, net                                       13,788            7,532
Accrued interest receivable                                    12,910           10,930
Other assets                                                   14,510           12,760
                                                          -----------      -----------
                                                          $ 1,485,324      $ 1,155,144
                                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                     $    20,260      $    19,568
Warehouse lines of credit                                      59,346           35,350
Notes payable                                                     145              211
Residual interest financing                                    30,715           43,745
Securitization trust debt                                   1,248,332          924,026
Senior secured debt, related party                             40,000           40,000
Subordinated renewable notes                                    8,666            4,655
Subordinated debt                                                   -           14,000
                                                          -----------      -----------
                                                            1,407,464        1,081,555
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                         -                -
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                        -                -
Common stock, no par value; authorized
   30,000,000 shares; 21,799,322 and 21,687,584
   shares issued and outstanding at June 30, 2006 and
   December 31, 2005, respectively                             66,602           66,748
Additional paid in capital, warrants                              794              794
Retained earnings                                              12,893            8,476
Accumulated other comprehensive loss                           (2,429)          (2,429)
                                                          -----------      -----------
                                                               77,860           73,589
                                                          -----------      -----------
                                                          $ 1,485,324      $ 1,155,144
                                                          ===========      ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                 CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                             JUNE 30,                   JUNE 30,
                                       ---------------------     ---------------------
                                         2006         2005         2006         2005
                                       --------     --------     --------     --------
REVENUES:
Interest income                        $ 63,039     $ 40,522     $117,566     $ 76,694
Servicing fees                              799        1,795        1,804        4,060
Other income                              3,395        5,459        5,887        8,856
                                       --------     --------     --------     --------
                                         67,233       47,776      125,257       89,610
                                       --------     --------     --------     --------

EXPENSES:
Employee costs                            9,720        9,701       19,077       20,151
General and administrative                5,678        6,627       10,789       11,766
Interest                                 21,040       10,051       37,821       18,557
Interest, related party                   1,263        1,897        2,517        3,775
Provision for credit losses              22,178       15,224       41,277       27,536
Marketing                                 3,586        2,679        7,122        5,479
Occupancy                                   942          850        1,845        1,632
Depreciation and amortization               199          202          392          408
                                       --------     --------     --------     --------
                                         64,606       47,231      120,840       89,304
                                       --------     --------     --------     --------
Income before income tax expense          2,627          545        4,417          306
Income tax expense                            -            -            -            -
                                       --------     --------     --------     --------
Net income                             $  2,627     $    545     $  4,417     $    306
                                       ========     ========     ========     ========

Earnings per share:
Basic                                  $   0.12     $   0.03     $   0.20     $   0.01
Diluted                                    0.11         0.02         0.18         0.01

Number of shares used in computing
  earnings per share:
Basic                                    21,839       21,623       21,786       21,576
Diluted                                  24,377       23,399       24,283       23,451


   SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                 CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 ------------------------
                                                                   2006           2005
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   4,417      $     306
Adjustments to reconcile net income to net cash
  used in operating activities:
Amortization of deferred acquisition fees                           (5,625)        (5,415)
Amortization of discount on Class B Notes                            1,263            681
Depreciation and amortization                                          392            408
Amortization of deferred financing costs                             2,651          1,669
Provision for credit losses                                         41,277         27,536
Deferred compensation                                                    -             92
Releases of cash from Trusts to Company                              7,569         13,566
Net deposits to Trusts to increase Spread Accounts                 (13,985)        (5,923)
Interest income on residual assets                                  (2,164)        (3,160)
Cash received from residual interest in securitizations              6,728         15,537
Impairment charge against non-auto finance receivable assets             -          1,882
Changes in assets and liabilities:
Payments on restructuring accrual                                     (519)          (716)
Restricted cash and equivalents                                    (43,802)       (22,159)
Accrued interest receivable                                         (1,980)             -
Other assets                                                        (1,819)        (1,243)
Tax assets                                                          (6,256)             -
Accounts payable and accrued expenses                                1,211           (809)
Tax liabilities                                                          -         (1,182)
                                                                 ---------      ---------
Net cash provided by (used in) operating activities                (10,642)        21,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of finance receivables held for investment              (523,231)      (298,095)
Proceeds received on finance receivables held for investment       209,421        132,317
Purchase of furniture and equipment                                   (236)           (60)
                                                                 ---------      ---------
Net cash used in investing activities                             (314,046)      (165,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of securitization trust debt                538,471        262,743
Proceeds from issuance of subordinated renewable notes               4,011            957
Net proceeds (repayments) from warehouse lines of credit            23,995         11,036
Repayment of residual interest financing debt                      (13,194)       (10,172)
Repayment of securitization trust debt                            (215,264)      (114,219)
Repayment of subordinated debt                                     (14,000)        (1,000)
Repayment of notes payable                                             (67)        (1,113)
Payment of financing costs                                          (4,966)        (2,397)
Repurchase of common stock                                          (1,502)          (127)
Tax benefit from exercise of stock options                             507              -
Exercise of options and warrants                                       850            365
                                                                 ---------      ---------
Net cash provided by financing activities                          318,841        146,073
                                                                 ---------      ---------
Increase (decrease) in cash                                         (5,847)         1,305

Cash at beginning of period                                         17,789         14,366
                                                                 ---------      ---------
Cash at end of period                                            $  11,942      $  15,671
                                                                 =========      =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest                                                         $  35,784      $  20,878
Income taxes                                                     $   5,635      $   1,182

  SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                         5

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize primarily in purchasing and servicing retail automobile installment sale contracts ("automobile contracts" or "finance receivables") originated by licensed motor vehicle dealers located throughout the United States ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers for borrowers with limited credit histories, low incomes or past credit problems ("Sub-Prime Customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not lend money directly to consumers. Rather, it purchases installment automobile contracts from Dealers based on its financing programs (the "CPS Programs").

BASIS OF PRESENTATION

The Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the six-month period ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

OTHER INCOME

Other Income consists primarily of recoveries on previously charged off CPS and MFN contracts and fees paid to the Company by Dealers for certain direct mail services the Company provides. The recoveries on the charged-off CPS and MFN contracts were $2.5 million and $2.9 million for the six months ended June 30, 2006 and 2005, respectively. The direct mail revenues were $2.0 million and $2.5 million for the same periods in 2006 and 2005, respectively. Other Income for the six months ended June 30, 2005 also included proceeds from sales of deficiency balances to independent third parties in the amount of $2.4 million.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment, revised 2004" ("SFAS 123R"), prospectively for all option awards granted, modified or settled after January 1, 2006, using the modified prospective method. Under this method, the Company recognizes compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

For the three and six months ended June 30, 2006, the Company recorded no stock-based compensation costs as there were no option awards granted during the three-month and six-month periods ended June 30, 2006 and there was no vesting of option awards for options granted prior to January 1, 2006 since all options outstanding as of December 31, 2005 were fully vested at that time. As of June 30, 2006, there are no unrecognized stock-based compensation costs to be recognized over future periods.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following represents stock option activity for the six months ended June 30, 2006:

                                                                                         WEIGHTED
                                                  NUMBER OF          WEIGHTED            AVERAGE
                                                    SHARES            AVERAGE           REMAINING
                                                (IN THOUSANDS)    EXERCISE PRICE     CONTRACTUAL TERM
                                                --------------    --------------     ----------------
Options outstanding at the beginning of period           4,864    $         3.38                  N/A
Granted                                                      -                 -                  N/A
Exercised                                                 (331)             2.48                  N/A
Forefited                                                  (34)             4.00                  N/A
                                                --------------    --------------     ----------------
Options outstanding at the end of period                 4,499    $         3.44           7.10 years
                                                ==============    ==============     ================

Options exercisable at the end of period                 4,499    $         3.44           7.10 years
                                                ==============    ==============     ================

At June 30, 2006 the aggregate intrinsic value of options outstanding and exercisable was $14.7 million. The total intrinsic value of options exercised was $1.5 million and $565,000 for the six months ended June 30, 2006 and 2005, respectively. New shares were issued for all options exercised during the six-month periods ended June 30, 2006 and 2005. There were 1.7 million shares available for future stock option grants under existing plans as of June 30, 2006, including 1.5 million shares that are available under the Company's 2006 Long-Term Equity Incentive Plan, which was approved at the Company's annual meeting of shareholders held on June 15, 2006.

The 2006 Long-Term Equity Incentive Plan permits the grant of the following awards: nonqualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant. The option awards generally vest over a five year period of continued employment and expire ten years after grant. In the event of a Change of Control of the Company, option awards may become fully vested and immediately exercisable.

Prior to January 1, 2006, as was permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, under which stock options are recorded at intrinsic value equal to the excess of the share price over the exercise price at the date of grant. The Company provided the pro forma net income
(loss), pro forma earnings (loss) per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123. The Company accounted for repriced options as variable awards.

Compensation cost was recognized for certain stock options in the Unaudited Condensed Consolidated Financial Statements in accordance with APB Opinion No.
25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No 123, the Company's net income and net income per share would have decreased to the pro forma amounts indicated below.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30,               JUNE 30,
                                                          ------------------      ----------------
                                                                2005                   2005
                                                          ------------------      ----------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported                                   $              545      $            306
Stock-based employee compensation expense,
  fair value method, net of tax                                         (379)                 (579)
Previously recorded stock-based employee compensation
  expense, intrinsic value method, net of tax             $               22      $             54
                                                          ------------------      ----------------

Pro forma net income (loss)                               $              188      $           (219)
                                                          ==================      ================
Net income (loss) per share
Basic, as reported                                        $             0.03      $           0.01
Diluted, as reported                                      $             0.02      $           0.01

Pro forma Basic                                           $             0.01      $          (0.01)
Pro forma Diluted                                         $             0.01      $          (0.01)

The Company uses the Black-Scholes-Merton option valuation model to estimate the fair value of each option on the date of grant, using the assumptions noted in the following table. The Company did not disclose assumptions for the six months ended June 30, 2006 because there were no options granted in the period. The expected term of options granted is derived from historical data on employee exercise and post-vesting termination behavior. The risk-free rate is based on treasury instruments in effect at the time of grant whose terms are consistent with the expected term of the Company's stock options. Expected volatility is based on historical volatility of the Company's stock. The dividend yield is based on historical experience and the lack of any expected future changes.

                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                    -----------------
                                                           2005
                                                    -----------------
Risk-free interest rate.............                        4.17%
Expected term, in years.............                         6.5
Expected volatility.................                       50.70%
Dividend yield......................                           0%

PURCHASES OF COMPANY STOCK

During the six-month periods ended June 30, 2006 and 2005, the Company purchased 219,417 and 29,950 shares, respectively, of its common stock, at average prices of $6.85 and $4.25, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS 109, "Accounting for Income Taxes". This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

In March 2006, the FASB issued FASB Statement No. 156, "Accounting for the Servicing of Financial Assets an Amendment to FASB Statement No. 140" (FAS 156). With respect to the accounting for separately recognized servicing assets and servicing liabilities, this statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a specific types of servicing contracts identified in the statement, (2) requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, (3) permits an entity to choose subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, (4) permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at the initial adoption of this statement, and (5) requires a separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. FAS 156 will be effective for the Company on January 1, 2007. The Company is currently in the process of evaluating the effects of this Standard, but does not believe it will have a significant effect on its financial position or results of operations.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

                                                            JUNE 30,        DECEMBER 31,
                                                              2006             2005
                                                           -----------      -----------
Finance Receivables                                               (IN THOUSANDS)
 Automobile
Simple Interest                                            $ 1,247,314      $   933,510
Pre-compute, net of unearned interest                           38,500           54,693
                                                           -----------      -----------

Finance Receivables, net of unearned interest                1,285,814          988,203
Less: Unearned acquisition fees and originations costs         (19,280)         (16,899)
                                                           -----------      -----------
Finance Receivables                                        $ 1,266,534      $   971,304
                                                           ===========      ===========

The following table presents a summary of the activity for the allowance for credit losses for the six-month periods ended June 30, 2006 and 2005:

                                                       JUNE 30,      JUNE 30,
                                                         2006          2005
                                                       --------      --------
                                                          (IN THOUSANDS)

Balance at beginning of period                         $ 57,728      $ 42,615
Provision for credit losses on finance receivables       41,277        26,654
Charge offs                                             (33,773)      (21,549)
Recoveries                                                9,569         5,583
                                                       --------      --------
Balance at end of period                               $ 74,801      $ 53,303
                                                       ========      ========

(3) RESIDUAL INTEREST IN SECURITIZATIONS

The residual interest in securitizations represents the discounted sum of expected future cash flows from securitization trusts held by non-consolidated subsidiaries. The following table presents the components of the residual interest in securitizations, which are shown at their discounted amounts:

                                                                 JUNE 30,       DECEMBER 31,
                                                                   2006            2005
                                                                -----------     -----------
                                                                     (IN THOUSANDS)

Cash, commercial paper, United States government securities
  and other qualifying investments (Spread Accounts)            $    13,656     $    12,748
Receivables from Trusts (NIRs)                                        3,443           5,798
Overcollateralization                                                 3,557           6,674
                                                                -----------     -----------
Residual interest in securitizations                            $    20,656     $    25,220
                                                                ===========     ===========


                                          9

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

                                                                  JUNE 30,      DECEMBER 31,
                                                                    2006            2005
                                                                  ---------     ------------
                                                                    (DOLLARS IN THOUSANDS)

Undiscounted estimated credit losses                              $  2,459      $  5,724
Managed portfolio held by non-consolidated subsidiaries             67,185       103,130
Undiscounted estimated credit losses as percentage of managed
  portfolio held by non-consolidated subsidiaries                 $    3.7%         5.6%

The key economic assumptions used in measuring all residual interest in securitizations as of June 30, 2006 and December 31, 2005 are included in the table below. The pre-tax discount rate remained constant from previous periods at 14%, except for certain cash flows from charged off receivables related to the Company's securitizations from 2001 to 2003, for which the Company has used a discount rate of 25%, which is also consistent with previous periods.

                                     JUNE 30,         DECEMBER 31,
                                       2006               2005
                                   -------------     -------------
Prepayment speed (Cumulative)      22.3% - 35.0%     22.2% - 35.8%
Net credit losses (Cumulative)     11.7% - 19.9%     11.9% - 20.2%

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                      WEIGHTED
                          FINAL        RECEIVABLES                  OUTSTANDING      OUTSTANDING       AVERAGE
                        SCHEDULED       PLEDGED AT                  PRINCIPAL AT    PRINCIPAL AT    INTEREST RATE
                                                                                                         AT
                         PAYMENT         JUNE 30,       INITIAL       JUNE 30,      DECEMBER 31,      JUNE 30,
     SERIES             DATE (1)           2006        PRINCIPAL        2006           2005              2006
-----------------------------------------------------------------------------------------------------------------
TFC 2003-1           January 2009  $        3,885  $       52,365  $        3,338  $       6,557         2.69%
CPS 2003-C             March 2010          22,572          87,500          21,861         30,550         3.57%
CPS 2003-D           October 2010          22,570          75,000          21,727         29,688         3.91%
CPS 2004-A           October 2010          29,724          82,094          29,843         40,225         3.97%
PCR 2004-1             March 2010          17,026          76,257          13,678         22,873         3.97%
CPS 2004-B          February 2011          39,826          96,369          39,740         52,704         4.17%
CPS 2004-C             April 2011          47,989         100,000          47,633         61,779         4.01%
CPS 2004-D          December 2011          63,984         120,000          63,402         82,801         4.44%
CPS 2005-A           October 2011          86,192         137,500          84,904        110,021         5.22%
CPS 2005-B          February 2012          98,241         130,625          95,138        113,194         4.61%
CPS 2005-C             March 2012         156,580         183,300         152,775        173,509         5.04%
CPS 2005-TFC            July 2012          64,579          72,525          60,297         72,525         5.75%
CPS 2005-D              July 2012         128,145         145,000         125,542        127,600         5.67%
CPS 2006-A          November 2012         233,860         245,000         233,979              -         5.23%
CPS 2006-B (2)       January 2013         165,938         257,500         254,475              -         6.20%
                                   --------------- --------------- --------------- --------------
                                   $    1,181,111  $    1,861,035  $    1,248,332  $     924,026
                                   =============== =============== =============== ==============

------------------------
(1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $225.5 MILLION IN 2006, $356.4 MILLION IN 2007, $259.3 MILLION IN 2008, $189.9 MILLION IN 2009, $135.3 MILLION IN 2010 AND $81.9
     MILLION IN 2011.
(2) RECEIVABLES PLEDGED AT JUNE 30, 2006 EXCLUDES APPROXIMATELY $89.6 MILLION IN AUTOMOBILE CONTRACTS DELIVERED TO THIS TRUST IN JULY 2006 PURSUANT TO A PRE-FUNDING STRUCTURE.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through wholly-owned bankruptcy remote subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal of $1.2 billion, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of June 30, 2006, the Company was in compliance with all such financial covenants.

The Company is responsible for the administration and collection of the automobile contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to purchase retail installment contracts that the securitization trust has committed to buy, or to be applied to make payments on the securitization trust debt. As of June 30, 2006, restricted cash under the various agreements totaled approximately $207.9 million. That figure includes $89.6 million held by our CPS 2006-B securitization trust which was used to purchase additional automobile contracts in July 2006. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on subordinated notes. Deferred financing costs and discounts on subordinated notes related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The wholly-owned, bankruptcy remote subsidiaries of CPS and TFC were formed to facilitate the above asset-backed financing transactions. Similar bankruptcy remote subsidiaries issue the debt outstanding under the Company's warehouse lines of credit. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. All such transactions, treated as secured financings for accounting and tax purposes, are treated as sales for all other purposes, including legal and bankruptcy purposes. None of the assets of these subsidiaries are available to pay other creditors of the Company or its affiliates.

(5) INTEREST INCOME

The following table presents the components of interest income:

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                    -------------------     -------------------
                                     2006         2005        2006       2005
                                    -------     -------     --------   --------
Interest on Finance Receivables     $60,387     $38,439     $112,747   $ 72,424

Residual interest income              1,203       1,477        2,164      3,160

Other interest income                 1,449         606        2,655      1,110
                                    -------     -------     --------   --------

Net interest income                 $63,039     $40,522     $117,566   $ 76,694
                                    =======     =======     ========   ========

(6) EARNINGS PER SHARE

Earnings per share for the three-month and six-month periods ended June 30, 2006 and 2005 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2006 and 2005:

                                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                      JUNE 30,               JUNE 30,
                                                                -------------------     -------------------
                                                                  2006        2005        2006       2005
                                                                -------     -------     -------     -------
                                                                   (IN THOUSANDS)          (IN THOUSANDS)
Weighted average number of common shares outstanding during
  the period used to compute basic earnings per share            21,839      21,623      21,786      21,576

Incremental common shares attributable to exercise of
 outstanding options and warrants                                 2,538       1,776       2,497       1,875
                                                                -------     -------     -------     -------

Weighted average number of common shares used to compute
  diluted earnings per share                                     24,377      23,399      24,283      23,451
                                                                =======     =======     =======     =======

 (7) INCOME TAXES

As of December 31, 2005, the Company had net deferred tax assets of $7.5 million, which included a valuation allowance of $43.7 million against gross deferred tax assets of $53.1 million. There were also offsetting gross deferred tax liabilities of $1.8 million. Net tax assets at June 30, 2006 were $13.8 million. The Company decreased its valuation allowance by the income tax expense for the period to result in no net income tax provision for the three and six-month periods ended June 30, 2006. The Company has evaluated its deferred tax assets and believes that it is more likely than not that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income.

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

OTHER LITIGATION. On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, alleging that plaintiff Coleman was harmed by an alleged failure to refer, in the notice given after repossession of her vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. Plaintiff seeks damages in an unspecified amount, on behalf of a purported nationwide class. CPS removed the case to federal bankruptcy court, and filed a motion for summary judgment as part of its adversary proceeding against the plaintiff in the bankruptcy court. The federal bankruptcy court granted the plaintiff's motion to send the matter back to Alabama state court. CPS appealed the ruling, and the federal district court, in which the appeal was heard, has since ordered the bankruptcy court to decide whether the plaintiff has standing to pursue her claims, and, if standing is found, to reconsider its remand decision. The matter is currently pending before the bankruptcy court. Although CPS believes that it has one or more defenses to each of the claims made in this lawsuit, no discovery has yet been conducted and the case remains in its earliest stages. Accordingly, there can be no assurance as to its outcome.

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

The Company has recorded a liability as of June 30, 2006 that it believes represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against the Company, if in an amount materially in excess of the recorded liability, could have a material adverse effect on the financial position of the Company.

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

(9) EMPLOYEE BENEFITS

The Company sponsors the MFN Financial Corporation Benefit Plan ("the Plan"). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan's net periodic benefit cost for the three-month and six-month periods ended June 30, 2006 and 2005.

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,              JUNE 30,
                                                  2006        2005       2006       2005
                                                  -----      -----      -----      -----
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                      $   -      $   -      $   -      $   -
Interest Cost                                     $ 225        209      $ 438        420
Expected return on assets                          (287)      (260)     $(574)      (552)
Amortization of transition (asset)/obligation        (3)        (8)     $  (5)       (17)
Amortization of net (gain) / loss                    48         42      $  82         54
                                                  -----      -----      -----      -----
Net periodic benefit cost                         $ (17)     $ (17)     $ (59)     $ (95)
                                                  =====      =====      =====      =====

The Company made contributions to the Plan in the amounts of $300,000 and $50,000 for the six months ended June 30, 2006 and 2005, respectively. The
Company previously disclosed in its Financial Statements for the year ended
December 31, 2005 that they did not anticipate making any contributions to the plan during 2006. The Company presently anticipates that no additional contributions will be made during the remainder of 2006.

(10) COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,             JUNE 30,
                                         2006       2005       2006       2005
                                        ------     ------     ------     ------
Net income                              $2,627     $  545     $4,417     $  306
Minimum pension liability, net of tax       --         --         --       (185)
                                        ------     ------     ------     ------
Comprehensive income                    $2,627     $  545     $4,417     $  121
                                        ======     ======     ======     ======


                                       14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a specialty finance company engaged in purchasing and servicing new and used retail automobile contracts originated primarily by franchised automobile dealerships and to a lesser extent by select independent dealers of used automobiles in the United States. We serve as an alternative source of financing for dealers, facilitating sales to sub-prime customers, who have limited credit history, low income or past credit problems and who otherwise might not be able to obtain financing from traditional sources. We do not currently lend money directly to consumers but, rather, purchase automobile contracts from dealers under several different financing programs. We are headquartered in Irvine, California and have three additional strategically located servicing branches in Virginia, Florida and Illinois.

On March 8, 2002, we acquired MFN Financial Corporation and its subsidiaries in a merger. On May 20, 2003, we acquired TFC Enterprises, Inc. and its subsidiaries in a second merger. Each merger was accounted for as a purchase. MFN Financial Corporation and its subsidiaries and TFC Enterprises, Inc. and its subsidiaries were engaged in businesses similar to ours: buying automobile contracts from dealers and servicing those automobile contracts. MFN Financial Corporation and its subsidiaries ceased acquiring automobile contracts in May 2002; TFC continues to acquire automobile contracts under its "TFC Programs," which provide financing for vehicle purchases exclusively by members of the United States Armed Forces.

On April 2, 2004, we purchased a portfolio of automobile contracts and certain other assets from SeaWest Financial Corporation and its subsidiaries. In addition, we were named the successor servicer of three term securitization transactions originally sponsored by SeaWest. We do not intend to offer financing programs similar to those previously offered by SeaWest.

>From inception through June 2003, we generated revenue primarily from the gains recognized on the sale or securitization of automobile contracts, servicing fees earned on automobile contracts sold, interest earned on residual interests retained in securitizations, and interest earned on finance receivables. Since July 2003, we have not recognized any gains from the sale of automobile contracts. Instead, since July 2003 our revenues have been derived from servicing fees and interest earned on residual interests in securitizations (for automobile contracts purchased prior to July 2003) and interest on finance receivables (for automobile contracts purchased since July 2003).

SECURITIZATION AND WAREHOUSE CREDIT FACILITIES

GENERALLY

Throughout the periods for which information is presented in this report, we have purchased automobile contracts with the intention of financing them on a long-term basis through securitizations, and on an interim basis through our warehouse credit facilities. All such financings have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to one of our special-purpose subsidiaries, and issuance of asset-backed securities to fund the transactions. Depending on the structure, these transactions may properly be accounted for under generally accepted accounting principles as sales of the automobile contracts or as secured financings.

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically (i) recognize interest and fee income on the contracts, (ii) recognize interest expense on the securities issued in the transaction and (iii) record as expense a provision for credit losses on the contracts.

When structured to be treated as a sale for accounting purposes, the assets and liabilities of the special-purpose subsidiary are not consolidated with us. Accordingly, the transaction removes the sold automobile contracts from our consolidated balance sheet, the related debt does not appear as our debt, and our consolidated balance sheet shows, as an asset, a retained residual interest in the sold automobile contracts. The residual interest represents the discounted value of what we expect will be the excess of future collections on the automobile contracts over principal and interest due on the asset-backed securities. That residual interest appears on our consolidated balance sheet as "residual interest in securitizations," and the determination of its value is dependent on our estimates of the future performance of the sold automobile contracts.

CHANGE IN POLICY

Beginning in the third quarter of 2003, we began to structure our securitization transactions so that they would be treated for financial accounting purposes as secured financings, rather than as sales. All subsequent securitizations of automobile contracts have been so structured. Prior to the third quarter of 2003, we had structured our securitization transactions to be treated as sales of automobile contracts for financial accounting purposes. In our acquisitions of MFN and TFC, we acquired automobile contracts that these companies had previously securitized in securitization transactions that were treated as secured financings for financial accounting purposes. As of June 30, 2006, our consolidated balance sheet included net finance receivables of $4.6 million and securitization trust debt of $3.3 million related to automobile contracts acquired in the two mergers, out of totals of net finance receivables of $1,191.7 million and securitization trust debt of $1,248.3 million.

CREDIT RISK RETAINED

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of June 30, 2006 was approximately $1,375.3 million (this amount includes $8.7 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees and have no credit risk).

RESULTS OF OPERATIONS

EFFECTS OF CHANGE IN SECURITIZATION STRUCTURE

Our decision in the third quarter of 2003 to structure securitization transactions as secured financings for financial accounting purposes, rather than as sales, has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the automobile contracts are shown as assets on our balance sheet; (ii) the debt issued in the transactions is shown as indebtedness; (iii) cash deposited in the spread accounts to enhance the credit of the securitization transactions is shown as "Restricted cash and equivalents" on our balance sheet; (iv) cash collected from automobile purchasers and other sources related to the automobile contracts prior to making the required payments under the securitization agreements is also shown as "Restricted cash and equivalents" on our balance sheet; (v) the servicing fee that we receive in connection with such contracts is recorded as a portion of the interest earned on such contracts in our statements of operations; (vi) we have initially and periodically recorded as expense a provision for estimated credit losses on the contracts in our statements of operations; and (vii) portions of scheduled payments on the contracts and on the debt issued in the transactions representing interest are recorded as interest income and expense, respectively, in our statements of operations.

These changes collectively represent a deferral of revenue and acceleration of expenses, and thus a more conservative approach to accounting for our operations compared to the previous securitization transactions, which were accounted for as sales at the consummation of the transaction. As a result of the changes, we initially reported lower earnings than we would have reported if we had continued to structure our transactions to require recognition of gain on sale. It should also be noted that growth in our portfolio of receivables resulted in an increase in expenses in the form of provision for credit losses, and initially had a negative effect on net earnings. Our cash availability and cash requirements should be unaffected by the change in structure.

Since the third quarter of 2003, we have conducted 16 term securitizations. Of these 16, 12 were quarterly securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. We repaid the debt from the March 2004 transaction in August 2005. Also, in June 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. Further, in December 2005, we completed a securitization that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations of our MFN and TFC subsidiaries. All such securitizations since the third quarter of 2003 have been structured as secured financings.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 WITH THE THREE MONTHS ENDED JUNE 30, 2005

REVENUES. During the three months ended June 30, 2006, revenues were $67.2 million, an increase of $19.5 million, or 40.7%, from the prior year period revenue of $47.8 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended June 30, 2006 increased $22.5 million, or 55.6%, to $63.0 million from $40.5 million in the prior year period. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (resulting in an increase of $26.1 million in interest income). This increase was partially offset by the decline in the balance of the portfolios of automobile contracts we acquired in the MFN, TFC and SeaWest transactions (in the aggregate, resulting in a decrease of $3.3 million in interest income) and a decrease of $274,000 in interest earned on our residual asset.

Servicing fees totaling $799,000 in the three months ended June 30, 2006 decreased $996,000, or 55.5%, from $1.8 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the decline in our managed portfolio held by non-consolidated subsidiaries, and also by the decline in the Seawest Third Party Portfolio. As a result of the decision to structure future securitizations as secured financings, our managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of June 30, 2006 and 2005, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                                 JUNE 30, 2006               JUNE 30, 2005
                                           -------------------------     ------------------------
                                             AMOUNT            %           AMOUNT          %
                                           ----------     ----------     ---------     ----------
Total Managed Portfolio                                     ($ IN MILLIONS)
Owned by Consolidated Subsidiaries         $  1,299.4          94.5%     $   772.6          80.0%

Owned by Non-Consolidated Subsidiaries           67.2           4.9%         162.3          16.8%

SeaWest Third Party Portfolio                     8.7           0.6%          31.3           3.2%
                                           ----------     ----------     ---------     ----------
Total                                      $  1,375.3         100.0%     $   966.2         100.0%
                                           ==========     ==========     =========     ==========

At June 30, 2006, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,375.3 million (this amount includes $8.7 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $966.2 million as of June 30, 2005. As the portfolios of automobile contracts acquired in the MFN, TFC and SeaWest transactions decrease, the portfolio of automobile contracts that we purchased directly from automobile dealers continues to expand. At June 30, 2006 and 2005, the managed portfolio composition was as follows:



                                         JUNE 30, 2006               JUNE 30, 2005
                                  -------------------------   ---------------------------
                                    AMOUNT            %          AMOUNT            %
                                  ----------     ----------   ------------     ----------
ORIGINATING ENTITY                                  ($ IN MILLIONS)

CPS                               $  1,295.0          94.2%   $      824.4          85.3%

TFC                                     62.5           4.5%           78.6           8.1%

MFN                                      0.7           0.1%            7.0           0.7%

SeaWest                                  8.4           0.6%           24.9           2.6%

SeaWest Third Party Portfolio            8.7           0.6%           31.3           3.2%
                                  ----------     ----------   ------------     ----------
Total                             $  1,375.3         100.0%   $      966.2         100.0%
                                  ==========     ==========   ============     ==========


Other income decreased $2.1 million, or 37.8%, to $3.4 million in the three-month period ended June 30, 2006 from $5.5 million during the same period a year earlier. The prior year period included proceeds of $2.4 million for the sale of certain receivables that consisted primarily of charged off receivables acquired in the MFN, TFC and the SeaWest transactions. The period over period decrease was also affected by decreased revenue on our direct mail services (a decrease of $172,000). These direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria. Decreases in other income for the period were somewhat offset by increases in convenience fees charged to obligors for certain transaction types (an increase of $209,000) and increases in recoveries on MFN and certain other automobile contracts (an increase of $257,000) compared to the same period of the prior year.

EXPENSES. Our operating expenses consist primarily of provisions for credit losses, interest expense, employee costs and general and administrative expenses. Provisions for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during a period and by the outstanding balance of finance receivables held by consolidated subsidiaries. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and the unemployment level.

Employee costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding warrants and stock options, and are one of our most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and automobile contracts processed and serviced.

Other operating expenses consist primarily of facilities expenses, telephone and other communication services, credit services, computer services (including employee costs associated with information technology support), professional services, marketing and advertising expenses, and depreciation and amortization.

Total operating expenses were $64.6 million for the three months ended June 30, 2006, compared to $47.2 million for the same period a year earlier, an increase of $17.4 million, or 36.9%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $7.0 million and $10.4 million, or 45.7% and 86.7% respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates.

Employee costs for the three months ended June 30, 2006 remained essentially the same as the prior year period at $9.7 million, representing 15.0% of total operating expenses in 2006 compared to 20.5% of total operating expenses in the prior year period. During the period ended June 30, 2006, we deferred $727,000 of direct employee costs associated with the purchase of automobile contracts in the period, in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("SFAS 91"). Historically, we have not deferred and amortized such costs as our analyses indicated that the effect of such deferral and amortization would not have been material. However, due to continued increases in volumes of automobile contract purchases and refinements in our methodology to measure direct costs associated with automobile contract purchases, our estimate of direct costs has increased, resulting in the need to defer such costs and amortize them over the lives of the related automobile contracts as an adjustment to the yield in accordance with SFAS 91. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses decreased by $949,000, or 14.3%, to $5.7 million and represented 8.8% of total operating expenses in the three-month period ending June 30, 2006, as compared to $6.6 million in the prior year period when general and administrative expenses represented 14.0% of total operating expenses. In the prior year period we recognized what we believe will be a one-time, non-cash impairment charge of $1.9 million against certain non-auto finance receivable assets. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the three-month period ended June 30, 2006 increased $10.4 million, or 86.7%, to $22.3 million, compared to $11.9 million in the same period of the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Such debt increased as a result of the change in securitization structure implemented in the third quarter of 2003 (resulting in an increase of $11.8 million in interest expense), partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN and TFC transactions (resulting in a decrease of $312,000 in interest expense) and a decrease in interest expense on certain long-term debt (a decrease of $1.1 million).

Marketing expenses increased by $907,000, or 33.9%, to $3.6 million, compared to $2.7 million in the same period of the previous year and represented 5.6% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the three months ended June 30, 2006 as compared to the prior year period. During the period ended June 30, 2006, we purchased 17,399 automobile contracts aggregating $268.8 million, compared to 10,479 automobile contracts aggregating $153.9 million in the same period of the prior year.

Occupancy expenses increased by $92,000, or 10.8%, to $942,000 compared to $850,000 in the same period of the previous year and represented 1.5% of total operating expenses.

Depreciation and amortization expenses decreased by $3,000, or 1.5%, to $199,000 from $202,000 in the same period of the previous year.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 WITH THE SIX MONTHS ENDED JUNE 30, 2005

REVENUES. During the six months ended June 30, 2006, revenues were $125.3 million, an increase of $35.7 million, or 39.8%, from the prior year period revenue of $89.6 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the six months ended June 30, 2006 increased $40.9 million, or 53.3%, to $117.6 million from $76.7 million in the prior year period. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (resulting in an increase of $48.6 million in interest income). This increase was partially offset by the decline in the balance of the portfolios of automobile contracts we acquired in the MFN, TFC and SeaWest transactions (in the aggregate, resulting in a decrease of $6.7 million in interest income) and a decrease of $996,000 in interest earned on our residual asset.

Servicing fees totaling $1.8 million in the six months ended June 30, 2006 decreased $2.3, or 55.6%, from $4.1 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in our managed portfolio held by non-consolidated subsidiaries. As a result of the decision to structure future securitizations as secured financings, our managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately.

Other income decreased $3.0 million, or 33.5%, to $5.9 million in the six-month period ended June 30, 2006 from $8.9 million during the same period a year earlier. The prior year period included proceeds of $2.4 million for the sale of certain receivables that consisted primarily of charged off receivables acquired in the MFN,TFC and SeaWest transactions. The period over period decrease was also affected by decreased revenue on our direct mail services (a decrease of $512,000). These direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria. Decreases in other income for the period were also affected by increases in convenience fees charged to obligors for certain transaction types (an increase of $436,000) and decreases in recoveries on MFN and certain other automobile contracts (a decrease of $424,000) compared to the same period of the prior year.

EXPENSES. Total operating expenses were $120.8 million for the six months ended June 30, 2006, compared to $89.3 million for the same period a year earlier, an increase of $31.5 million, or 35.3%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $13.7 million and $18.0 million, or 49.9% and 80.6% respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates.

Employee costs for the six months ended June 30, 2006 decreased by $1.1 million, or 5.3%, to $19.1 million and represented 15.8% of total operating expenses, compared to $20.2 million representing 22.6% of total operating expenses in the prior year period. During the period ended June 30, 2006, we deferred $1.8 million of direct employee costs associated with the purchase of automobile contracts in the period, in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("SFAS 91"). Historically, we have not deferred and amortized such costs as our analyses indicated that the effect of such deferral and amortization would not have been material. However, due to continued increases in volumes of automobile contract purchases and refinements in our methodology to measure direct costs associated with automobile contract purchases, our estimate of direct costs has increased, resulting in the need to defer such costs and amortize them over the lives of the related automobile contracts as an adjustment to the yield in accordance with SFAS 91. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses decreased by $977,000, or 8.3%, to $10.8 million and represented 8.9% of total operating expenses in the six-month period ending June 30, 2006, as compared to $11.8 million in the prior year period when general and administrative expenses represented 13.2% of total operating expenses. In the prior year period we recognized what we believe will be a one-time, non-cash impairment charge of $1.9 million against certain non-auto finance receivable assets. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the six-month period ended June 30, 2006 increased $18.0 million, or 80.6%, to $40.3 million, compared to $22.3 million in the same period of the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Such debt increased as a result of the change in securitization structure implemented in the third quarter of 2003 (resulting in an increase of $20.8 million in interest expense), partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN and TFC transactions (resulting in a decrease of $556,000 in interest expense) and a decrease in interest expense on certain long-term debt (a decrease of $2.2 million).

Marketing expenses increased by $1.6 million, or 30.0%, to $7.1 million, compared to $5.5 million in the same period of the previous year and represented 5.9% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the six months ended June 30, 2006 as compared to the prior year period. During the period ended June 30, 2006, we purchased 34,352 automobile contracts aggregating $523.2 million, compared to 20,591 automobile contracts aggregating $298.1 million in the same period of the prior year.

Occupancy expenses increased by $213,000, or 13.1%, to $1.8 million compared to $1.6 million in the same period of the previous year and represented 1.5% of total operating expenses.

Depreciation and amortization expenses decreased by $16,000, or 3.9%, to $392,000 from $408,000 in the same period of the previous year.

CREDIT EXPERIENCE

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. The table below documents the delinquency, repossession and net credit loss experience of all automobile contracts that we were servicing (excluding automobile contracts from the SeaWest Third Party Portfolio) as of the respective dates shown. Credit experience for CPS, MFN (since the date of the MFN transaction), TFC (since the date of the TFC transaction) and SeaWest (since the date of the SeaWest transaction) is shown on a combined basis in the table below. We attribute the decrease in delinquencies and charge offs during the six-month period ended June 30, 2006 (compared to the 12-month period ended December 31, 2005) to normal seasonality of our business and also to the increase in the average servicing portfolio outstanding as of June 30, 2006 compared to December 31, 2005.

                                                    DELINQUENCY EXPERIENCE (1)
                                                CPS, MFN, TFC AND SEAWEST COMBINED

                                                              JUNE 30, 2006            JUNE 30, 2005           DECEMBER 31, 2005
                                                         -----------------------  ------------------------  ----------------------
                                                         NUMBER OF                NUMBER OF                  NUMBER OF
                                                         CONTRACTS      AMOUNT    CONTRACTS       AMOUNT     CONTRACTS    AMOUNT
                                                         ----------   ----------  ---------     ----------  ---------   ----------
DELINQUENCY EXPERIENCE                                                            (DOLLARS IN THOUSANDS)

Gross servicing portfolio (1)                               112,916   $1,375,562     85,768     $  957,979     95,942   $1,117,085
Period of delinquency (2)

   31-60 days                                                 2,272       24,167      1,757         16,824      2,353       24,050

   61-90 days                                                   960        9,451        881          7,658      1,076       10,190

   91+ days                                                     588        4,779        673          4,958      1,056        7,985
                                                         ----------   ----------  ---------     ----------  ---------   ----------
Total delinquencies (2)                                       3,820       38,397      3,311         29,440      4,485       42,225

Amount in repossession (3)                                    1,254       13,902        958          9,489      1,337       13,538
                                                         ----------   ----------  ---------     ----------  ---------   ----------
Total delinquencies and amount in repossession (2)            5,074   $   52,299      4,269     $   38,929      5,822   $   55,763
                                                            =======   ==========     ======     ==========     ======   ==========

Delinquencies as a percentage of gross servicing portfolio      3.4%         2.8%       3.9%           3.1%       4.7%         3.8%
Total delinquencies and amount in repossession as a
   percentage of gross servicing portfolio                      4.5%         3.8%       5.0%           4.1%       6.1%         5.0%

(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE AMOUNT REMAINING TO BE REPAID
ON EACH AUTOMOBILE CONTRACT, INCLUDING, FOR PRE-COMPUTED AUTOMOBILE CONTRACTS,
ANY UNEARNED INTEREST. THE INFORMATION IN THE TABLE REPRESENTS THE GROSS
PRINCIPAL AMOUNT OF ALL AUTOMOBILE CONTRACTS PURCHASED BY US, INCLUDING
AUTOMOBILE CONTRACTS SUBSEQUENTLY SOLD BY US IN SECURITIZATION TRANSACTIONS THAT
WE CONTINUE TO SERVICE. THE TABLE DOES NOT INCLUDE AUTOMOBILE CONTRACTS FROM THE
SEAWEST THIRD PARTY PORTFOLIO.
(2) WE CONSIDER A AUTOMOBILE CONTRACT DELINQUENT WHEN AN OBLIGOR FAILS TO MAKE
AT LEAST 90% OF A CONTRACTUALLY DUE PAYMENT BY THE FOLLOWING DUE DATE, WHICH
DATE MAY HAVE BEEN EXTENDED WITHIN LIMITS SPECIFIED IN THE SERVICING AGREEMENTS.
THE PERIOD OF DELINQUENCY IS BASED ON THE NUMBER OF DAYS PAYMENTS ARE
CONTRACTUALLY PAST DUE. AUTOMOBILE CONTRACTS LESS THAN 31 DAYS DELINQUENT ARE
NOT INCLUDED.
(3) AMOUNT IN REPOSSESSION REPRESENTS FINANCED VEHICLES THAT HAVE BEEN
REPOSSESSED BUT NOT YET LIQUIDATED.



                          NET CHARGE-OFF EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED


                                                  JUNE 30,         JUNE 30,     DECEMBER 31,
                                                    2006             2005           2005
                                                 ----------    -------------   -------------
                                                            (DOLLARS IN THOUSANDS)

Average servicing portfolio outstanding          $1,247,365    $     894,045    $   966,295
Annualized net charge-offs as a percentage of
  average servicing portfolio (2)                       3.7%             5.0%           5.3%

-------------------------
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH AUTOMOBILE CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED AUTOMOBILE CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL AUTOMOBILE CONTRACTS SERVICED BY US (EXCLUDING AUTOMOBILE CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO).
(2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF. JUNE 30, 2006 AND JUNE 30, 2005 PERCENTAGE REPRESENTS SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005 ANNUALIZED. DECEMBER 31, 2005 REPRESENTS 12 MONTHS ENDED DECEMBER 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires substantial cash to support our purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from operating activities, including proceeds from sales of automobile contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, and releases of cash from securitized pools of automobile contracts in which we have retained a residual ownership interest and from the spread account associated with such pools. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread account and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related spread account), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to acquire, sell, and borrow against automobile contracts.

Net cash used in operating activities for the six-month period ended June 30, 2006 was $10.6 million compared to net cash provided by operating activities for the six-month period ended June 30, 2005 of $21.1 million. Cash used in operating activities is affected by the increase in restricted cash as a result of our pre-funding structure used in the securitization of our finance receivables. The pre-funding structure allows us to issue securitization debt approximately one month prior to purchasing finance receivables that collateralize the debt. In those cases, certain of the proceeds of the securitization debt are held as restricted cash until such time as the additional collateral is delivered to the related trust. Increases in restricted cash are offset somewhat by our increased net earnings before the significant increase in the provision for credit losses.

Net cash used in investing activities for the six-month periods ended June 30, 2006 and 2005 was $314.0 million and $165.8 million, respectively. Cash used in investing activities has generally related to purchases of automobile contracts.

Net cash provided by financing activities for the six months ended June 30, 2006 and 2005, was $318.8 million and $146.1 million, respectively. Cash provided by financing activities is generally related to the issuance of new securitization trust debt. We issued $538.5 million and $262.7 million of such debt in the six-month periods ended June 30, 2006 and 2005, respectively. Cash used in financing activities includes the repayment of securitization trust debt of $215.3 million and $114.2 million for the six-month periods ended June 30, 2006 and 2005, respectively.

We purchase automobile contracts from Dealers for a cash price approximating their principal amount, adjusted for an acquisition fee that may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of June 30, 2006, we had $350 million in warehouse credit capacity, in the form of separate $200 million and $150 million facilities. The first facility provides funding for automobile contracts purchased under the TFC Programs while both warehouse facilities provide funding for automobile contracts purchased under the CPS Programs.

The $150 million warehouse facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding LLC. This facility was established on November 15, 2005, and expires on November 14, 2006, although it is renewable with the mutual agreement of the parties. Up to 80% of the principal balance of automobile contracts may be advanced to us under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. At June 30, 2006, $44.7 million was outstanding under this facility.

The $200 million warehouse facility is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC Programs. It was increased again to $200 million on August 31, 2005. Up to 83.0% of the principal balance of automobile contracts may be advanced to us under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. This facility expires on June 30, 2007, although it is renewable with the mutual agreement of the parties. At June 30, 2006, $14.7 million was outstanding under this facility.

For the portfolio owned by consolidated subsidiaries, cash used to establish or increase the spread accounts for the six-month periods ended June 30, 2006 and 2005 was $14.0 million and $5.9 million, respectively. Cash released from Trusts and their related spread account to us for the six-month periods ended June 30, 2006 and 2005, was $7.6 million and $13.6 million, respectively. Changes in the amount of credit enhancement required for term securitization transactions and releases from Trusts and their related spread account are affected by the relative size, seasoning and performance of the various pools of automobile contracts securitized that make up our managed portfolio to which the respective spread account is related.

The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund the spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the advance rate on the warehouse facilities, the required level of initial credit enhancement in securitizations, and the extent to which the previously established Trusts and their related spread account either release cash to us or capture cash from collections on securitized automobile contracts. We are limited in our ability to purchase automobile contracts by our available cash and the capacity of our warehouse facilities. As of June 30, 2006, we had unrestricted cash on hand of $11.9 million and available capacity from our warehouse credit facilities of $290.7 million, subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Our plans to manage our liquidity include the completion of additional term securitizations that may result in additional unrestricted cash through repayment of the warehouse facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete term securitizations on favorable economic terms or that we will be able to complete term securitizations at all. If we are unable to complete such securitizations, interest income and other portfolio related income would decrease.

Our primary means of ensuring that our cash demands do not exceed our cash resources is to match our levels of automobile contract purchases to our availability of cash. Our ability to adjust the quantity of automobile contracts that it purchases and securitizes will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of automobile contract acquisition can be maintained or increased. While the specific terms and mechanics of each Spread Account vary among transactions, our Securitization Agreements generally provide that we will receive excess cash flows only if the amount of credit enhancement has reached specified levels and/or the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to us of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the Note Insurers to require the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related Trusts will continue to generate sufficient cash.

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of June 30, 2006, we were in compliance with all such financial covenants.

The Securitization Agreements of our term securitization transactions are terminable by the Note Insurers in the event of certain defaults by us and under certain other circumstances. Similar termination rights are held by the lenders in the warehouse credit facilities. Were a Note Insurer (or the lenders in such warehouse facilities) in the future to exercise its option to terminate the Securitization Agreements, such a termination would have a material adverse effect on our liquidity and results of operations. We continue to receive Servicer extensions on a monthly and/or quarterly basis, pursuant to the Securitization Agreements.

CRITICAL ACCOUNTING POLICIES

(A) ALLOWANCE FOR FINANCE CREDIT LOSSES

In order to estimate an appropriate allowance for losses incurred on finance receivables held on our Unaudited Condensed Consolidated Balance Sheet, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools. Using analytical and formula-driven techniques, we estimate an allowance for finance credit losses, which management believes is adequate for probable credit losses that can be reasonably estimated in our portfolio of finance receivable automobile contracts. Provision for losses is charged to our Unaudited Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, our level of provisioning and/or allowance may change as well.

(B) TREATMENT OF SECURITIZATIONS

Gain on sale may be recognized on the disposition of automobile contracts either outright or in securitization transactions. In those securitization transactions that were treated as sales for financial accounting purposes, we, or a wholly-owned, consolidated subsidiary of us, retained a residual interest in the automobile contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. Our securitization transactions included "term" securitizations (the purchaser holds the automobile contracts for substantially their entire term) and "warehouse" securitizations (which financed the acquisition of the automobile contracts for future sale into term securitizations).

As of June 30, 2006 and December 31, 2005 the line item "Residual interest in securitizations" on our Unaudited Consolidated Balance Sheet represents the residual interests in certain term securitizations that were accounted for as sales. Warehouse securitizations accounted for as secured financings are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on our Unaudited Condensed Consolidated Balance Sheet, and the term securitizations accounted for as secured financings are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts held by non-consolidated subsidiaries. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

(C) INCOME TAXES

We and our subsidiaries file consolidated federal income and combined state franchise tax returns. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely.

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

(D) STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment, revised 2004" ("SFAS 123R"), prospectively for all option awards granted, modified or settled on or after January 1, 2006, using the modified prospective method. Under this method, we recognize compensation costs in the financial statements for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

In December 2005, the Compensation Committee of the Board of Directors approved accelerated vesting of all the outstanding stock options issued by us. Options to purchase 2,113,998 shares of our common stock, which would otherwise have vested from time to time through 2010, became immediately exercisable as a result of the acceleration of vesting. The decision to accelerate the vesting of the options was made primarily to reduce non-cash compensation expenses that would have been recorded in our income statement in future periods upon the adoption of Financial Accounting Standards Board Statement No. 123(R) in January 2006.

For the six months ended June 30, 2006, we recorded no stock-based compensation costs. There were no option awards granted during the six-month period ended June 30, 2006, and there was no vesting of option awards for options granted prior to January 1, 2006, because all options outstanding as of December 31, 2005 were fully vested at that time. As of June 30, 2006, there are no unrecognized stock-based compensation costs to be recognized over future periods.

Prior to January 1, 2006, as was permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), we accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, whereby stock options are recorded at intrinsic value equal to the excess of the share price over the exercise price at the date of grant. We provided the pro forma net income (loss), pro forma earnings (loss) per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123.

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 22.3% to 35.0% cumulatively over the lives of the related automobile contracts, and that net credit losses as a percentage of original balances will approximate 11.7% to 19.9% cumulatively over the lives of the related automobile contracts. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of automobile contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under automobile contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of automobile contracts, which would affect our ability to purchase automobile contracts, the terms on which we are able to finance such purchases, the willingness of Dealers to sell automobile contracts to us on the terms that we offer, and the terms on which we are able to complete term securitizations once automobile contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that we pay on Notes issued in our securitizations). The statements concerning our structuring future securitization transactions as secured financings and the effects of such structures on financial items and on our future profitability also are forward-looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase and sell automobile contracts, any changes in that rate, the credit performance of such automobile contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are subject to interest rate risk during the period between when automobile contracts are purchased from Dealers and when such automobile contracts become part of a term securitization. Specifically, the interest rates on the warehouse facilities are adjustable while the interest rates on the automobile contracts are fixed. Historically, our term securitization facilities have had fixed rates of interest. To mitigate some of this risk, we have in the past, and intend to continue to, structure certain of our securitization transactions to include pre-funding structures, in which the amount of Notes issued exceeds the amount of automobile contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sells the additional automobile contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we lock in the borrowing costs with respect to the automobile contracts it subsequently delivers to the Trust. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of automobile contracts and the interest rate paid on the Notes outstanding, as to the amount of which there can be no assurance.

There have been no material changes in market risks since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of such disclosure controls and procedures. Based upon that evaluation, the principal executive officer (Charles E. Bradley, Jr.) and the principal financial officer (Jeffrey P. Fritz) concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, material information relating to us that is required to be included in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information provided under the caption "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2005, is incorporated herein by reference. In addition, the reader should be aware of the following:

The Annual Report on Form 10-K disclosed that a purported class action filed in Alabama state court had been removed to federal bankruptcy court, that the bankruptcy court had remanded the matter to state court, and that we had appealed that ruling. The federal district court, in which the appeal was heard, has since ordered the bankruptcy court to decide whether the plaintiff has standing to pursue her claims, and, if standing is found, to reconsider its remand decision. The matter is currently pending before the bankruptcy court. Although we believe that we have one or more defenses to each of the claims made in this lawsuit, no discovery has yet been conducted and the case remains in its earliest stages. Accordingly, there can be no assurance as to its outcome.

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to the outcome.

ITEM 1A. RISK FACTORS

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 13, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2006, we purchased a total of 100,666 shares of our common stock, as described in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

                                              TOTAL NUMBER OF        APPROXIMATE DOLLAR
                 TOTAL                       SHARES PURCHASED AS     VALUE OF SHARES THAT
               NUMBER OF        AVERAGE       PART OF PUBLICLY       MAY YET BE PURCHASED
                SHARES        PRICE PAID     ANNOUNCED PLANS OR       UNDER THE PLANS OR
  PERIOD (1)   PURCHASED       PER SHARE         PROGRAMS(2)               PROGRAMS
              -----------     ----------     -------------------     --------------------
April 2006          5,965     $     7.51                   5,965     $4,219,606
May 2006           36,628           7.57                  36,628      3,936,683
June 2006          58,073           7.04                  58,073      3,519,531
              -----------     ----------     -------------------
                  100,666     $     7.26                 100,666
              ===========     ==========     ===================

------------------------

(1) EACH MONTHLY PERIOD IS THE CALENDAR MONTH.
(2) WE ANNOUNCED IN AUGUST 2000 OUR INTENTION TO PURCHASE UP TO $5 MILLION OF OUR OUTSTANDING SECURITIES, INCLUSIVE OF ANNUAL $1 MILLION SINKING FUND REDEMPTIONS ON OUR RISING INTEREST REDEEMABLE SUBORDINATED SECURITIES DUE 2006. IN OCTOBER 2002, THE JULY 2000 PROGRAM HAVING BEEN EXHAUSTED, OUR BOARD OF DIRECTORS AUTHORIZED THE PURCHASE OF UP TO AN ADDITIONAL $5 MILLION OF SUCH SECURITIES. AN ADDITIONAL $5 MILLION WAS LATER AUTHORIZED BY OUR BOARD OF DIRECTORS IN OCTOBER 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 15, 2006. At the meeting, each of the seven nominees to the Board of Directors was elected for a one-year term by the shareholders, with votes cast as follows:

              NOMINEE                          VOTES FOR         VOTES WITHHELD
              -------                          ---------         --------------
              Charles E. Bradley, Jr.          18,941,808           409,480
              E. Bruce Fredrikson              18,941,808           409,480
              John E. McConnaughy, Jr.         18,439,859           911,429
              John G. Poole                    18,786,070           565,218
              William B. Roberts               18,443,449           907,839
              John C. Warner                   18,941,808           409,480
              Daniel S. Wood                   18,443,449           907,839

The shareholders also approved the three other proposals placed before the annual meeting. Those proposals were as to ratify the appointment of McGladrey & Pullen LLP as independent auditors of the Company for the fiscal year ending December 31, 2006, to approve our 2006 Long-Term Equity Incentive Plan, and to approve the material terms of our Executive Management Bonus Plan. Votes on the proposals were cast as follows:

                         Ratification of        Approval of our 2006     Approval of the material terms
                           Selection of      Long-Term Equity Incentive   of our Executive Management
                       Independent Auditors             Plan                       Bonus Plan
                       -------------------- --------------------------- -------------------------------
For                       19,196,297                11,289,068                    12,173,050
Against                       36,926                 1,152,179                       260,547
Abstain                      118,065                   988,814                       996,464
Broker Non-votes              50,544                 5,971,771                     5,971,771

ITEM 6. EXHIBITS

The exhibits listed below are filed with this report.

3.2 Bylaws. (incorporated by reference to Exhibit 3.2 to the registrant's current report on form 8-K filed with the Commission on sugust 8, 2006)
4.1 CPS 2006 Long-Term Equity Incentive Plan, (incorporated by reference to Appendix A to the registrant's proxy statement filed with the Commission on May 19, 2006)
4.5.5 Fifth Amendment to the Third Amended and Restated Securities Purchase Agreement dated as of January 29, 2004, between the registrant and Levine Leichtman Capital Partners II, L.P.
4.7.1    Amendment to 11.75% Secured Senior Note Due 2006 (Term E Note)
4.8.1    Amendment to 11.75% Secured Senior Note Due 2006(Term F Note)
4.14 Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.15 Form of Indenture, dated as of June 1, 2006, respecting notes issued by CPS Auto Receivables Trust 2006-B.
10.5.1 Amendment No. 1, dated as of June 30, 2006, to Second Amended And Restated Sale And Servicing Agreement dated as of April 18, 2006
31.1 Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2 Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32       Section 1350 Certifications.*


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


Date: August 11, 2006


                           /s/ CHARLES E. BRADLEY, JR.
                           -------------------------------------------------
                           Charles E. Bradley, Jr.
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (Principal Executive Officer)


Date: August 11, 2006


                           /s/ JEFFREY P. FRITZ
                           -------------------------------------------------
                           Jeffrey P. Fritz
                           SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial Officer)