Form 10-Q
period 2006-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2006-10-27
CIK 889609

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of October 18, 2006 the registrant had 21,703,507 common shares outstanding.
================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                                                            PAGE
                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Condensed Consolidated Balance Sheets as of
             September 30, 2006 and December 31, 2005........................  3
           Unaudited Condensed Consolidated Statements of Operations
              for the three-month and nine-month periods ended
              September 30, 2006 and 2005 ...................................  4
           Unaudited Condensed Consolidated Statements of Cash Flows for
              the nine-month periods ended September 30, 2006 and 2005.......  5
           Notes to Unaudited Condensed Consolidated Financial Statements....  6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................... 15
Item 3.    Quantitative and Qualitative Disclosures About Market Risk........ 26
Item 4.    Controls and Procedures........................................... 27


                      PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 27
Item 1A.   Risk factors...................................................... 27
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....... 27
Item 6.    Exhibits.......................................................... 28
Signatures................................................................... 29
Certifications............................................................... 30


ITEM 1. FINANCIAL STATEMENTS

                    CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share and per share data)


                                                             September 30,    December 31,
                                                                 2006            2005
                                                              -----------     -----------
ASSETS
Cash and cash equivalents                                     $    15,302     $    17,789
Restricted cash and equivalents                                   197,074         157,662
Finance receivables                                             1,384,101         971,304
Less: Allowance for finance credit losses                         (78,808)        (57,728)
                                                              -----------     -----------
Finance receivables, net                                        1,305,293         913,576

Residual interest in securitizations                               17,847          25,220
Furniture and equipment, net                                          846           1,079
Deferred financing costs, net                                      11,235           8,596
Tax assets, net                                                    18,390           7,532
Accrued interest receivable                                        14,376          10,930
Other assets                                                       18,157          12,760
                                                              -----------     -----------
                                                              $ 1,598,520     $ 1,155,144
                                                              ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                         $    22,015     $    19,568
Warehouse lines of credit                                          64,816          35,350
Notes payable                                                          89             211
Residual interest financing                                        24,243          43,745
Securitization trust debt                                       1,355,722         924,026
Senior secured debt, related party                                 40,000          40,000
Subordinated renewable notes                                        9,936           4,655
Subordinated debt                                                      --          14,000
                                                              -----------     -----------
                                                                1,516,821       1,081,555
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                            --              --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares;
   3,415,000 shares issued; none outstanding                           --              --
Common stock, no par value; authorized
   30,000,000 shares; 21,750,938 and 21,687,584
   shares issued and outstanding at September 30, 2006 and
   December 31, 2005, respectively                                 66,176          66,748
Additional paid in capital, warrants                                  794             794
Retained earnings                                                  17,158           8,476
Accumulated other comprehensive loss                               (2,429)         (2,429)
                                                              -----------     -----------
                                                                   81,699          73,589
                                                              -----------     -----------
                                                              $ 1,598,520     $ 1,155,144
                                                              ===========     ===========


     See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.




                 CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                       Three Months Ended      Nine Months Ended
                                          September 30,          September 30,
                                      --------------------    --------------------

                                        2006        2005        2006        2005
                                      --------    --------    --------    --------
REVENUES:
Interest income                       $ 70,623    $ 45,321    $188,189    $122,015
Servicing fees                             633       1,432       2,436       5,492
Other income                             2,457       2,621       8,344      11,477
                                      --------    --------    --------    --------
                                        73,713      49,374     198,969     138,984
                                      --------    --------    --------    --------

EXPENSES:
Employee costs                           9,273       9,506      28,349      29,657
General and administrative               6,159       4,923      16,948      16,689
Interest                                23,649      11,585      61,469      30,142
Interest, related party                  1,426       1,925       3,943       5,700
Provision for credit losses             24,045      15,818      65,322      43,354
Marketing                                3,617       3,168      10,740       8,647
Occupancy                                1,075         858       2,920       2,490
Depreciation and amortization              204         193         596         601
                                      --------    --------    --------    --------
                                        69,448      47,976     190,287     137,280
                                      --------    --------    --------    --------
Income before income tax expense         4,265       1,398       8,682       1,704
Income tax expense                          --          --          --          --
                                      --------    --------    --------    --------
Net income                            $  4,265    $  1,398    $  8,682    $  1,704
                                      ========    ========    ========    ========

Earnings per share:
  Basic                               $   0.20    $   0.06    $   0.40    $   0.08
  Diluted                                 0.18        0.06        0.36        0.07

Number of shares used in computing
earnings per share:
  Basic                                 21,840      21,658      21,804      21,603
  Diluted                               23,850      23,419      24,139      23,435


  See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



                    CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                  -----------------------
                                                                    2006           2005
                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $   8,682     $   1,704
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Amortization of deferred acquisition fees                          (8,632)       (8,169)
  Amortization of discount on Class B Notes                           1,897         1,115
  Depreciation and amortization                                         596           601
  Amortization of deferred financing costs                            4,385         2,673
  Provision for credit losses                                        65,322        43,354
  Deferred compensation                                                  --           150
  Releases of cash from Trusts to Company                            11,142        19,329
  Net deposits to Trusts to increase Spread Accounts                (20,259)       (5,131)
  Interest income on residual assets                                 (3,893)       (4,340)
  Cash received from residual interest in securitizations            11,266        24,714
  Impairment charge against non-auto finance receivable assets           --         1,882
  Changes in assets and liabilities:
     Payments on restructuring accrual                                 (595)       (1,068)
     Restricted cash and equivalents                                (30,295)      (41,537)
     Accrued interest receivable                                     (3,446)           --
     Other assets                                                    (5,499)       (3,818)
     Tax assets                                                     (10,858)       (1,932)
     Accounts payable and accrued expenses                            3,043         1,333
     Tax liabilities                                                     --        (2,978)
                                                                  ---------     ---------
        Net cash provided by operating activities                    22,856        27,882

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of finance receivables held for investment             (777,622)     (503,143)
  Proceeds received on finance receivables held for investment      329,214       202,009
  Purchase of furniture and equipment                                  (261)         (129)
                                                                  ---------     ---------
        Net cash used in investing activities                      (448,669)     (301,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of securitization trust debt               786,052       451,425
  Proceeds from issuance of subordinated renewable notes              5,725         3,041
  Payments on subordinated renewable notes                             (443)           --
  Net proceeds from warehouse lines of credit                        29,466        35,355
  Repayment of residual interest financing debt                     (19,503)      (22,204)
  Repayment of securitization trust debt                           (356,252)     (191,237)
  Repayment of subordinated debt                                    (14,000)       (1,000)
  Repayment of notes payable                                           (123)       (1,171)
  Payment of financing costs                                         (7,024)       (3,740)
  Repurchase of common stock                                         (2,508)         (546)
  Tax benefit from exercise of stock options                            634            --
  Exercise of options and warrants                                    1,302           671
                                                                  ---------     ---------
        Net cash provided by financing activities                   423,326       270,594
                                                                  ---------     ---------
Decrease in cash                                                     (2,487)       (2,787)

Cash at beginning of period                                          17,789        14,366
                                                                  ---------     ---------
Cash at end of period                                             $  15,302     $  11,579
                                                                  =========     =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                     $  57,943     $  31,000
     Income taxes                                                 $  10,110     $   4,910


     See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                                            5

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize primarily in purchasing and servicing retail automobile installment sale contracts ("automobile contracts" or "finance receivables") originated by licensed motor vehicle dealers located throughout the United States ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through its purchases, the Company provides indirect financing to Dealer customers for borrowers with limited credit histories, low incomes or past credit problems ("sub-prime customers"). The Company serves as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. The Company does not currently lend money directly to consumers. Rather, it purchases installment automobile contracts from Dealers based on its financing programs (the "CPS programs").

BASIS OF PRESENTATION

The Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the nine-month period ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full year.

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

OTHER INCOME

Other Income consists primarily of recoveries on previously charged off CPS and MFN contracts and fees paid to the Company by Dealers for certain direct mail services the Company provides. The recoveries on the charged-off CPS and MFN contracts were $3.4 million and $4.0 million for the nine months ended September 30, 2006 and 2005, respectively. The direct mail revenues were $2.9 million and $3.5 million for the same periods in 2006 and 2005, respectively. Other Income for the nine months ended September 30, 2005 also included proceeds from sales of deficiency balances to independent third parties in the amount of $2.4 million.

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

For the three and nine months ended September 30, 2006, the Company recorded no stock-based compensation costs as there were no option awards granted during the three-month and nine-month periods ended September 30, 2006 and there was no vesting of option awards for options granted prior to January 1, 2006 since all options outstanding as of December 31, 2005 were fully vested at that time. As of September 30, 2006, there are no unrecognized stock-based compensation costs to be recognized over future periods.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following represents stock option activity for the nine months ended September 30, 2006:

                                                                                                 WEIGHTED
                                                          NUMBER OF            WEIGHTED          AVERAGE
                                                            SHARES             AVERAGE           REMAINING
                                                        (IN THOUSANDS)      EXERCISE PRICE    CONTRACTUAL TERM
                                                        --------------      --------------     --------------
Options outstanding at the beginning of period ....              4,864      $         3.38          N/A
   Granted ........................................                 --                  --          N/A
   Exercised ......................................               (459)               2.78          N/A
   Forefeited .....................................                (14)               5.22          N/A
                                                        --------------      --------------     --------------
Options outstanding at the end of period ..........              4,391      $         3.43       6.80 years
                                                        ==============      ==============     ==============

Options exercisable at the end of period ..........              4,391      $         3.43       6.80 years
                                                        ==============      ==============     ==============

At September 30, 2006 the aggregate intrinsic value of options outstanding and exercisable was $10.3 million. The total intrinsic value of options exercised was $1.8 million and $936,000 for the nine months ended September 30, 2006 and 2005, respectively. New shares were issued for all options exercised during the nine-month periods ended September 30, 2006 and 2005. There were 1.6 million shares available for future stock option grants under existing plans as of September 30, 2006, including 1.5 million shares that are available under the Company's 2006 Long-Term Equity Incentive Plan, which was approved at the Company's annual meeting of shareholders held on June 15, 2006.

The 2006 Long-Term Equity Incentive Plan permits the grant of the following awards: nonqualified stock options, incentive stock options, restricted stock, restricted stock units or stock appreciation rights. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant. The option awards generally vest over a five-year period of continued employment and expire ten years after grant. In the event of a change of control of the Company, option awards may become fully vested and immediately exercisable.

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

Compensation cost was recognized for certain stock options in the Unaudited Condensed Consolidated Financial Statements in accordance with APB Opinion No.
25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 the Company's net income and net income per share would have decreased to the pro forma amounts indicated below.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                               ---------------       ---------------
                                                                     2005                  2005
                                                               ---------------       ---------------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported ..................................     $         1,398       $         1,704
Stock-based employee compensation expense,
  fair value method, net of tax ..........................                (265)                 (845)
Previously recorded stock-based employee compensation
  expense, intrinsic value method, net of tax ............                  33                    87
                                                               ---------------       ---------------

Pro forma net income .....................................     $         1,166       $           946
                                                               ===============       ===============
Net income per share
Basic, as reported........................................     $          0.06       $          0.08
Diluted, as reported .....................................     $          0.06       $          0.07

Pro forma Basic ..........................................     $          0.05       $          0.04
Pro forma Diluted ........................................     $          0.05       $          0.04

The Company uses the Black-Scholes option valuation model to estimate the fair value of each option on the date of grant, using the assumptions noted in the following table. The Company did not disclose assumptions for the nine months ended September 30, 2006 because there were no options granted in the period. The expected term of options granted is derived from historical data on employee exercise and post-vesting termination behavior. The risk-free rate is based on U.S. Treasury instruments in effect at the time of grant whose terms are consistent with the expected term of the Company's stock options. Expected volatility is based on historical volatility of the Company's stock. The dividend yield is based on historical experience and the lack of any expected future changes.

                                    NINE MONTHS ENDED
                                      SEPTEMBER 30,
                                    -----------------
                                          2005
                                    -----------------
Risk-free interest rate .........         4.18%
Expected term, in years .........           6.5
Expected volatility .............        52.14%
Dividend yield ..................            0%


PURCHASES OF COMPANY STOCK

During the nine-month periods ended September 30, 2006 and 2005, the Company purchased 395,356 and 115,753 shares, respectively, of its common stock, at average prices of $6.34 and $4.72, respectively.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company on January 1, 2007, with early adoption permitted. The Company is in the process of evaluating SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to
(a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company beginning with the year ended December 31, 2006, with early adoption encouraged. The Company is in the process of evaluating SFAS No. 158.


(2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        2006                2005
                                                                    -------------      -------------
                                                                             (IN THOUSANDS)
Finance Receivables
  Automobile
    Simple Interest ...........................................     $   1,369,424      $     933,510
    Pre-compute, net of unearned interest .....................            35,591             54,693
                                                                    -------------      -------------

    Finance Receivables, net of unearned interest .............         1,405,015            988,203
    Less: Unearned acquisition fees and originations costs ....           (20,914)           (16,899)
                                                                    -------------      -------------
    Finance Receivables .......................................     $   1,384,101      $     971,304
                                                                    =============      =============

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following table presents a summary of the activity for the allowance for credit losses for the nine-month periods ended September 30, 2006 and 2005:

                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                                2006               2005
                                                            ------------       ------------
                                                                    (IN THOUSANDS)
Balance at beginning of period ........................     $     57,728       $     42,615
Provision for credit losses on finance receivables ....           65,322             42,472
Charge offs ...........................................          (57,738)           (37,456)
Recoveries ............................................           13,496              8,497
                                                            ------------       ------------
Balance at end of period ..............................     $     78,808       $     56,128
                                                            ============       ============


(3) RESIDUAL INTEREST IN SECURITIZATIONS

The residual interest in securitizations represents the discounted sum of expected future cash flows from securitization trusts held by non-consolidated subsidiaries and certain cash flows of receivables from terminated trusts. The following table presents the components of the residual interest in securitizations, which are shown at their discounted amounts:

                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                          2006                2005
                                                                     ---------------     ---------------
                                                                               (IN THOUSANDS)
Cash, commercial paper, United States government securities
  and other qualifying investments (Spread Accounts) ...........     $        12,540     $        12,748
Receivables from trusts (NIRs) and other cash flows  ...........               1,657               5,798
Overcollateralization ..........................................               3,650               6,674
                                                                     ---------------     ---------------

Residual interest in securitizations ...........................     $        17,847     $        25,220
                                                                     ===============     ===============

The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                             2006                  2005
                                                                       ----------------      ----------------
                                                                 (DOLLARS IN THOUSANDS)

Undiscounted estimated credit losses .............................     $            953      $          5,724
Managed portfolio held by non-consolidated subsidiaries ..........               50,618               103,130
Undiscounted estimated credit losses as percentage of managed
  portfolio held by non-consolidated subsidiaries ................                 1.9%                  5.6%

The key economic assumptions used in measuring all residual interest in securitizations as of September 30, 2006 and December 31, 2005 are included in the table below. The pre-tax discount rate remained constant from previous periods at 14%, except for certain cash flows from charged off receivables related to the Company's securitizations from 2001 to 2003, for which the Company has used a discount rate of 25%, which is also consistent with previous periods.

                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           2006              2005
                                                      ---------------   ---------------
Prepayment speed (Cumulative).....................     22.3% - 34.7%     22.2% - 35.8%
Net credit losses (Cumulative)....................     11.4% - 14.7%     11.9% - 20.2%

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(4) SECURITIZATION TRUST DEBT

The Company has completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on the Company's Unaudited Condensed Consolidated Balance Sheets as "Securitization trust debt," and the components of such debt are summarized in the following table:

                                                                                                      WEIGHTED
                       FINAL           RECEIVABLES                   OUTSTANDING     OUTSTANDING       AVERAGE
                     SCHEDULED         PLEDGED AT                    PRINCIPAL AT    PRINCIPAL AT  INTEREST RATE AT
                      PAYMENT         SEPTEMBER 30,     INITIAL      SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
    SERIES            DATE (1)            2006         PRINCIPAL         2006            2005            2006
--------------    ----------------    -------------   ------------   -------------   ------------   --------------

TFC 2003-1            January 2009    $       2,684   $     52,365   $       2,348   $      6,557            2.69%
CPS 2003-C              March 2010           18,753         87,500          18,115         30,550            3.57%
CPS 2003-D            October 2010           19,060         75,000          18,168         29,688            3.91%
CPS 2004-A            October 2010           25,283         82,094          25,364         40,225            4.21%
PCR 2004-1              March 2010           13,237         76,257          10,660         22,873            4.00%
CPS 2004-B           February 2011           34,253         96,369          34,290         52,704            4.17%
CPS 2004-C              April 2011           41,260        100,000          41,225         61,779            4.11%
CPS 2004-D           December 2011           55,704        120,000          54,741         82,801            4.44%
CPS 2005-A            October 2011           75,674        137,500          72,829        110,021            5.19%
CPS 2005-B           February 2012           86,268        130,625          82,421        113,194            4.69%
CPS 2005-C              March 2012          139,203        183,300         134,732        173,509            5.11%
CPS 2005-TFC             July 2012           56,078         72,525          52,691         72,525            5.75%
CPS 2005-D               July 2012          115,802        145,000         112,695        127,600            5.63%
CPS 2006-A           November 2012          217,002        245,000         216,112              -            5.26%
CPS 2006-B            January 2013          244,959        257,500         243,159              -            6.24%
CPS 2006-C (2)           June 2013          170,809        247,500         236,172              -            5.49%

                                      -------------   ------------   -------------   ------------
                                      $   1,316,029   $  2,108,535   $   1,355,722   $    924,026
                                      =============   ============   =============   ============

__________________
(1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $120.7 MILLION IN 2006, $408.9 MILLION IN 2007, $307.3 MILLION IN 2008, $230.7 MILLION IN 2009, $163.9 MILLION IN 2010, $102.8
     MILLION IN 2011 AND $21.3 MILLION IN 2012.
(2) RECEIVABLES PLEDGED AT SEPTEMBER 30, 2006 EXCLUDES APPROXIMATELY $75.3 MILLION IN AUTOMOBILE CONTRACTS DELIVERED TO THIS TRUST IN OCTOBER 2006 PURSUANT TO A PRE-FUNDING STRUCTURE.

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

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of September 30, 2006, the Company was in compliance with all such financial covenants.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The Company is responsible for the administration and collection of the automobile contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to purchase retail installment contracts that the securitization trust has committed to buy, or to be applied to make payments on the securitization trust debt. As of September 30, 2006, restricted cash under the various agreements totaled approximately $197.1 million. That figure includes $75.3 million held by our CPS 2006-C securitization trust which was used to purchase additional automobile contracts in October 2006. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on subordinated notes. Deferred financing costs and discounts on subordinated notes related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(5) INTEREST INCOME

The following table presents the components of interest income:

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                  -----------------------------     -----------------------------
                                                      2006             2005             2006             2005
                                                  ------------     ------------     ------------     ------------
Interest on Finance Receivables..............     $     67,128     $     43,399     $    179,875     $    115,823
Residual interest income ....................            1,729            1,180            3,893            4,340
Other interest income .......................            1,766              742            4,421            1,852
                                                  ------------     ------------     ------------     ------------

Net interest income .........................     $     70,623     $     45,321     $    188,189     $    122,015
                                                  ============     ============     ============     ============


(6) EARNINGS PER SHARE

Earnings per share for the three-month and nine-month periods ended September
30, 2006 and 2005 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2006 and 2005:

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     --------------------------     -------------------------
                                                                        2006            2005           2006           2005
                                                                     ----------      ----------     ----------     ----------
                                                                           (IN THOUSANDS)                (IN THOUSANDS)

Weighted average number of common shares outstanding during
   the period used to compute basic earnings per share .........         21,840          21,658         21,804         21,603
Incremental common shares attributable to exercise of
   outstanding options and warrants ............................          2,010           1,761          2,335          1,832
                                                                     ----------      ----------     ----------     ----------

Weighted average number of common shares used to compute
   diluted earnings per share ..................................         23,850          23,419         24,139         23,435
                                                                     ==========      ==========     ==========     ==========

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(7) INCOME TAXES

As of December 31, 2005, the Company had net deferred tax assets of $7.5 million, which included a valuation allowance of $43.7 million against gross deferred tax assets of $53.1 million. There were also offsetting gross deferred tax liabilities of $1.8 million. Net tax assets at September 30, 2006 were $18.4 million. The Company decreased its valuation allowance by the income tax expense for the period to result in no net income tax provision for the three and nine-month periods ended September 30, 2006. The Company has evaluated its deferred tax assets and believes that it is more likely than not that certain deferred tax assets will not be realized due to limitations imposed by the Internal Revenue Code and expected future taxable income.

(8) LEGAL PROCEEDINGS

STANWICH LITIGATION. CPS was for some time a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former chairman of the board of directors of CPS, is the entity that was obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in September 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut. At December 31, 2004, CPS was a defendant only in a cross-claim brought by one of the other defendants in the case, Bankers Trust Company, which asserted a claim of contractual indemnity against CPS.

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

The Company has recorded a liability as of September 30, 2006 that it believes represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against the Company, if in an amount materially in excess of the recorded liability, could have a material adverse effect on the financial position of the Company.

The Company is routinely involved in various legal proceedings resulting from its consumer finance activities and practices, both continuing and discontinued. The Company believes that there are substantive legal defenses to such claims, and intends to defend them vigorously. There can be no assurance, however, as to the outcome.


(9) EMPLOYEE BENEFITS

The Company sponsors the MFN Financial Corporation Benefit Plan ("the Plan"). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan's net periodic benefit cost for the three-month and nine-month periods ended September 30, 2006 and 2005.

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                                 2006               2005               2006                2005
                                                             -------------      -------------      -------------      -------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost ............................................    $          --      $          --      $          --      $          --
Interest Cost ...........................................              219                210                657                630
Expected return on assets ...............................             (287)              (276)               861)              (828)
Amortization of transition (asset)/obligation............               (3)                (9)                (8)               (26)
Amortization of net (gain) / loss .......................               42                 27                124                 81
                                                             -------------      -------------      -------------      -------------
   Net periodic benefit cost ............................    $         (29)     $         (48)     $         (88)     $        (143)
                                                             =============      =============      =============      =============

The Company made contributions to the Plan in the amounts of $600,000 and $207,000 for the nine months ended September 30, 2006 and 2005, respectively.
The Company previously disclosed in its Financial Statements for the year ended
December 31, 2005 that they did not anticipate making any contributions to the plan during 2006. The Company presently anticipates that no additional contributions will be made during the remainder of 2006.

(10) COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                           SEPTEMBER 30,
                                                        2006                2005                2006                2005
                                                   ---------------     ---------------     ---------------     ---------------
Net income ...................................     $         4,265     $         1,398     $         8,682     $         1,704
Minimum pension liability, net of tax.........                  --                  --                  --                (185)
                                                   ---------------     ---------------     ---------------     ---------------
   Comprehensive income ......................     $         4,265     $         1,398     $         8,682     $         1,519
                                                   ===============     ===============     ===============     ===============

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

CHANGE IN POLICY

Beginning in the third quarter of 2003, we began to structure our securitization transactions so that they would be treated for financial accounting purposes as secured financings, rather than as sales. All subsequent securitizations of automobile contracts have been so structured. Prior to the third quarter of 2003, we had structured our securitization transactions to be treated as sales of automobile contracts for financial accounting purposes. In our acquisitions of MFN and TFC, we acquired automobile contracts that these companies had previously securitized in securitization transactions that were treated as secured financings for financial accounting purposes. As of September 30, 2006, our consolidated balance sheet included net finance receivables of $3.0 million and securitization trust debt of $2.3 million related to automobile contracts acquired in the two mergers, out of totals of net finance receivables of $1,305.3 million and securitization trust debt of $1,355.7 million.

CREDIT RISK RETAINED

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of September 30, 2006 was approximately $1,480.7 million (this amount includes $5.9 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees and have no credit risk).

RESULTS OF OPERATIONS

EFFECTS OF CHANGE IN SECURITIZATION STRUCTURE

Our decision in the third quarter 2003 to structure securitization transactions as secured financings for financial accounting purposes, rather than as sales, has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the automobile contracts are shown as assets on our balance sheet; (ii) the debt issued in the transactions is shown as indebtedness; (iii) cash deposited in the spread accounts to enhance the credit of the securitization transactions is shown as "Restricted cash and equivalents" on our balance sheet; (iv) cash collected from automobile purchasers and other sources related to the automobile contracts prior to making the required payments under the securitization agreements is also shown as "Restricted cash and equivalents" on our balance sheet; (v) the servicing fee that we receive in connection with such contracts is recorded as a portion of the interest earned on such contracts in our statements of operations; (vi) we have initially and periodically recorded as expense a provision for estimated credit losses on the contracts in our statements of operations; and (vii) portions of scheduled payments on the contracts and on the debt issued in the transactions representing interest are recorded as interest income and expense, respectively, in our statements of operations.

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

Since the third quarter 2003, we have conducted 17 term securitizations. Of these 17, 13 were quarterly securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. We repaid the debt from the March 2004 transaction in August 2005. Also, in June 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. Further, in December 2005, we completed a securitization that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations of our MFN and TFC subsidiaries. All such securitizations since the third quarter of 2003 have been structured as secured financings.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES. During the three months ended September 30, 2006, revenues were $73.7 million, an increase of $24.3 million, or 49.3%, from the prior year period revenue of $49.4 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended September 30, 2006 increased $25.3 million, or 55.8%, to $70.6 million from $45.3 million in the prior year period. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (resulting in an increase of $28.0 million in interest income), and an increase of $549,000 in interest earned on our residual asset. These increases were partially offset by the decline in the balance of the portfolios of automobile contracts we acquired in the MFN, TFC and SeaWest transactions (in the aggregate, resulting in a decrease of $3.2 million in interest income).

Servicing fees totaling $633,000 in the three months ended September 30, 2006 decreased $799,000, or 55.8%, from $1.4 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the decline in our managed portfolio held by non-consolidated subsidiaries, and also by the decline in the Seawest Third Party Portfolio. As a result of the decision to structure future securitizations as secured financings, our managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of September 30, 2006 and 2005, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                                          SEPTEMBER 30, 2006              SEPTEMBER 30, 2005
                                                      --------------------------      --------------------------
                                                        AMOUNT            %             AMOUNT             %
                                                      ----------      ----------      ----------      ----------
                                                                           ($ IN MILLIONS)
TOTAL MANAGED PORTFOLIO

Owned by Consolidated Subsidiaries ..............     $  1,424.2           96.2%      $    900.7           85.3%
Owned by Non-Consolidated Subsidiaries...........           50.6            3.4%           130.9           12.4%
SeaWest Third Party Portfolio ...................            5.9            0.4%            24.3            2.3%
                                                      ----------      ----------      ----------      ----------

Total ...........................................     $  1,480.7          100.0%      $  1,055.9          100.0%
                                                      ==========      ==========      ==========      ==========

At September 30, 2006, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,480.7 million (this amount includes $5.9 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,055.9 million as of September 30, 2005. As the portfolios of automobile contracts acquired in the MFN, TFC and SeaWest transactions decrease, the portfolio of automobile contracts that we purchased directly from automobile dealers continues to expand. At September 30, 2006 and 2005, the managed portfolio composition was as follows:

                                                  SEPT 30, 2006                    SEPT 30, 2005
                                            --------------------------      --------------------------
                                              AMOUNT             %            AMOUNT            %
                                            ----------      ----------      ----------      ----------
                                                                 ($ IN MILLIONS)
ORIGINATING ENTITY
CPS ..................................      $  1,406.7           95.0%        $  934.3           88.5%
TFC ..................................            61.4            4.1%            73.3            6.9%
MFN ..................................             0.4            0.0%             4.3            0.4%
SeaWest ..............................             6.3            0.4%            19.7            1.9%
SeaWest Third Party Portfolio.........             5.9            0.4%            24.3            2.3%
                                            ----------      ----------      ----------      ----------
Total ................................      $  1,480.7          100.0%      $  1,055.9          100.0%
                                            ==========      ==========      ==========      ==========

Other income decreased $164,000, or 6.3%, to $2.5 million in the three-month period ended September 30, 2006 from $2.6 million during the same period a year earlier. The period over period decrease was affected by decreases in recoveries on MFN and certain other automobile contracts (a decrease of $220,000) compared to the same period of the prior year and decreased revenue on our direct mail services (a decrease of $100,000) which were partially offset by increases in convenience fees charged to obligors for certain transaction types (an increase of $86,000), . These direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria.

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

Total operating expenses were $69.5 million for the three months ended September 30, 2006, compared to $48.0 million for the same period a year earlier, an increase of $21.5 million, or 44.8%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $8.2 million and $11.6 million, or 52.0% and 85.6%, respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates. During the period ended September 30, 2006, we purchased 16,541 automobile contracts aggregating $254.4 million, compared to 13,523 automobile contracts aggregating $205.0 million in the same period of the prior year. At September 30, 2006, we were earning interest and providing for credit losses on a portfolio with an outstanding principal balance of $1,424.2 million compared to a portfolio with an outstanding principal balance of $900.7 million as of September 30, 2005. The Company has increased Contract purchases through its continued efforts of adding additional marketing representatives, expanding into new geographic territories and increasing penetration of existing dealers through an emphasis on service.

Employee costs for the three months ended September 30, 2006 decreased slightly from the prior year period at $9.3 million, representing 13.4% of total operating expenses in 2006 compared to $9.5 million and 19.8% of total operating expenses in the prior year period. During the period ended September 30, 2006, we deferred $691,000 of direct employee costs associated with the purchase of automobile contracts in the period, in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("SFAS 91"). Historically, we had not deferred and amortized such costs as our analyses had indicated that the effect of such deferral and amortization would not have been material. However, due to continued increases in volumes of automobile contract purchases and refinements in our methodology to measure direct costs associated with automobile contract purchases, our estimate of direct costs has increased, resulting in the need to defer such costs and amortize them over the lives of the related automobile contracts as an adjustment to the yield in accordance with SFAS 91. We began deferring these costs in January 2006. The decrease in employee costs as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased by $1.2 million, or 25.1%, to $6.2 million and represented 8.9% of total operating expenses in the three-month period ending September 30, 2006, as compared to $4.9 million in the prior year period when general and administrative expenses represented 10.3% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the three-month period ended September 30, 2006 increased $11.6 million, or 85.6%, to $25.1 million, compared to $13.5 million in the same period of the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Such debt increased as a result of the change in securitization structure implemented in the third quarter of 2003 (resulting in an increase of $13.1 million in interest expense), partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN and TFC transactions (resulting in a decrease of $202,000 in interest expense) and a decrease in interest expense on certain long-term debt (a decrease of $1.3 million).

Marketing expenses increased by $449,000, or 14.2%, to $3.6 million, compared to $3.2 million in the same period of the previous year and represented 5.2% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the three months ended September 30, 2006 as compared to the prior year period.

Occupancy expenses increased by $217,000, or 25.3%, to $1.1 million compared to $858,000 in the same period of the previous year and represented 1.6% of total operating expenses. The increase in occupancy expense for the period includes a charge of $125,000 relating to the closure of the Company's Atlanta, Georgia servicing branch earlier in 2006.

Depreciation and amortization expenses increased by $11,000, or 5.7%, to $204,000 from $193,000 in the same period of the previous year.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES. During the nine months ended September 30, 2006, revenues were $199.0 million, an increase of $60.0 million, or 43.2%, from the prior year period revenue of $139.0 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the nine months ended September 30, 2006 increased $66.2 million, or 54.2%, to $188.2 million from $122.0 million in the prior year period. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (resulting in an increase of $76.6 million in interest income). This increase was partially offset by the decline in the balance of the portfolios of automobile contracts we acquired in the MFN, TFC and SeaWest transactions (in the aggregate, resulting in a decrease of $10.0 million in interest income) and a decrease of $447,000 in interest earned on our residual asset.

Servicing fees totaling $2.5 million in the nine months ended September 30, 2006 decreased $3.1 million, or 55.6%, from $5.5 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in our managed portfolio held by non-consolidated subsidiaries and also by the decline in the SeaWest Third Party Portfolio. As a result of the decision to structure future securitizations as secured financings, our managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately.

Other income decreased $3.1 million, or 27.3%, to $8.3 million in the nine-month period ended September 30, 2006 from $11.5 million during the same period a year earlier. The prior year period included proceeds of $2.4 million for the sale of certain receivables that consisted primarily of charged off receivables acquired in the MFN,TFC and SeaWest transactions. The period over period decrease was also affected by decreased revenue on our direct mail services (a decrease of $613,000). These direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria. Decreases in other income for the period were also affected by increases in convenience fees charged to obligors for certain transaction types (an increase of $523,000) and decreases in recoveries on MFN and certain other automobile contracts (a decrease of $645,000) compared to the same period of the prior year.

EXPENSES. Total operating expenses were $190.3 million for the nine months ended September 30, 2006, compared to $137.3 million for the same period a year earlier, an increase of $53.0 million, or 38.6%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $22.0 million and $29.6 million, or 50.7% and 75.5% respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates. During the period ended September 30, 2006, we purchased 50,893 automobile contracts aggregating $777.6 million, compared to 34,105 automobile contracts aggregating $503.1 million in the same period of the prior year. At September 30, 2006, we were earning interest and providing for credit losses on a portfolio with an outstanding principal balance of $1,424.2 million compared to a portfolio with an outstanding principal balance of $900.7 million as of September 30, 2005. The Company has increased Contract purchases through its continued efforts of adding additional marketing representatives, expanding into new geographic territories and increasing penetration of existing dealers through an emphasis on service.

Employee costs for the nine months ended September 30, 2006 decreased by $1.3 million, or 4.4%, to $28.3 million and represented 14.9% of total operating expenses, compared to $29.7 million representing 21.6% of total operating expenses in the prior year period. During the period ended September 30, 2006, we deferred $2.3 million of direct employee costs associated with the purchase of automobile contracts in the period, in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("SFAS 91"). Historically, we had not deferred and amortized such costs as our analyses had indicated that the effect of such deferral and amortization would not have been material. However, due to continued increases in volumes of automobile contract purchases and refinements in our methodology to measure direct costs associated with automobile contract purchases, our estimate of direct costs has increased, resulting in the need to defer such costs and amortize them over the lives of the related automobile contracts as an adjustment to the yield in accordance with SFAS 91. We began deferring these costs in January 2006. The decrease in employee costs as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased by $259,000, or 1.6%, to $16.9 million and represented 8.9% of total operating expenses in the nine-month period ending September 30, 2006, as compared to $16.7 million in the prior year period when general and administrative expenses represented 12.2% of total operating expenses. In the prior year period we recognized what we believe will be a one-time, non-cash impairment charge of $1.9 million against certain non-auto finance receivable assets. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the nine-month period ended September 30, 2006 increased $29.6 million, or 82.5%, to $65.4 million, compared to $35.8 million in the same period of the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Such debt increased as a result of the change in securitization structure implemented in the third quarter of 2003 (resulting in an increase of $33.8 million in interest expense), partially offset by the decrease in the balance of the securitization trust debt acquired in the MFN and TFC transactions (resulting in a decrease of $759,000 in interest expense) and a decrease in interest expense on certain long-term debt (a decrease of $3.5 million).

Marketing expenses increased by $2.1 million, or 24.2%, to $10.7 million, compared to $8.6 million in the same period of the previous year and represented 5.6% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the nine months ended September 30, 2006 as compared to the prior year period.

Occupancy expenses increased by $430,000, or 17.3%, to $2.9 million compared to $2.5 million in the same period of the previous year and represented 1.5% of total operating expenses. The increase in occupancy expense for the period includes a charge of $125,000 relating to the closure of the Company's Atlanta, Georgia servicing branch earlier in 2006.

Depreciation and amortization expenses decreased by $5,000, or 0.8%, to $596,000 from $601,000 in the same period of the previous year.

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

                                                   DELINQUENCY EXPERIENCE (1)
                                               CPS, MFN, TFC AND SEAWEST COMBINED


                                              SEPTEMBER 30, 2006            SEPTEMBER 30, 2005             DECEMBER 31, 2005
                                           -------------------------     -------------------------     -------------------------
                                           NUMBER OF                     NUMBER OF                     NUMBER OF
                                           CONTRACTS        AMOUNT       CONTRACTS        AMOUNT       CONTRACTS        AMOUNT
                                           ----------     ----------     ----------     ----------     ----------     ----------
                                                                          (DOLLARS IN THOUSANDS)
DELINQUENCY EXPERIENCE
Gross servicing portfolio (1) ........        120,328     $1,482,375         91,328     $1,046,416         95,942     $1,117,085
Period of delinquency (2)
   31-60 days ........................          2,842         31,193          2,175         20,854          2,353         24,050
   61-90 days ........................          1,281         13,857          1,074          9,751          1,076         10,190
   91+ days ..........................          1,021          9,112            990          7,474          1,056          7,985
                                           ----------     ----------     ----------     ----------     ----------     ----------
Total delinquencies (2) ..............          5,144         54,162          4,239         38,079          4,485         42,225
Amount in repossession (3) ...........          1,770         19,499          1,270         13,298          1,337         13,538
                                           ----------     ----------     ----------     ----------     ----------     ----------
Total delinquencies and amount
  in repossession (2) ................          6,914     $   73,661          5,509     $   51,377          5,822     $   55,763
                                           ==========     ==========     ==========     ==========     ==========     ==========

Delinquencies as a percentage of
  gross servicing portfolio ..........          4.3 %          3.7 %          4.6 %          3.6 %          4.7 %          3.8 %

Total delinquencies and amount in
  repossession as a percentage of
  gross servicing portfolio ..........          5.7 %          5.0 %          6.0 %          4.9 %          6.1 %          5.0 %

______________________

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

                          NET CHARGE-OFF EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED


                                                      SEPTEMBER 30    SEPTEMBER 30   DECEMBER 31
                                                          2006           2005           2005
                                                       ----------     -------------------------
                                                                (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding ..........     $1,312,348     $  927,707     $  966,295
Annualized net charge-offs as a percentage of
  average servicing portfolio (2) ................          4.0 %          4.9 %          5.3 %

______________________

(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH AUTOMOBILE CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED AUTOMOBILE CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL AUTOMOBILE CONTRACTS SERVICED BY US (EXCLUDING AUTOMOBILE CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO).
(2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF, INCLUDING SOME RECOVERIES WHICH HAVE BEEN CLASSIFIED AS OTHER INCOME IN THE ACCOMPANYING INTERIM FINANCIAL STATEMENTS. SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005 PERCENTAGE REPRESENTS NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005 ANNUALIZED. DECEMBER 31, 2005 REPRESENTS 12 MONTHS ENDED DECEMBER 31, 2005.


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

Net cash provided by operating activities for the nine-month period ended September 30, 2006 was $22.9 million compared to net cash provided by operating activities for the nine-month period ended September 30, 2005 of $27.9 million. Cash provided by operating activities is affected by our increased net earnings before the significant increase in the provision for credit losses. This impact is somewhat negated by the increase in restricted cash as a result of our pre-funding structure used in the securitization of our finance receivables. The pre-funding structure allows us to issue securitization trust debt approximately one month prior to purchasing finance receivables that collateralize the debt. In those cases, certain of the proceeds of the securitization debt are held as restricted cash until such time as the additional collateral is delivered to the related trust.

Net cash used in investing activities for the nine-month periods ended September 30, 2006 and 2005 was $448.7 million and $301.3 million, respectively. Cash used in investing activities has primarily related to purchases of automobile contracts less principal amortization on our consolidated portfolio of automobile contracts.

Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005, was $423.3 million and $270.6 million, respectively. Cash provided by financing activities is generally related to the issuance of new securitization trust debt. We issued $786.1 million and $451.4 million of such debt in the nine-month periods ended September 30, 2006 and 2005, respectively. Cash used in financing activities also includes the repayment of securitization trust debt of $356.3 million and $191.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

We purchase automobile contracts from Dealers for a cash price approximating their principal amount, adjusted for an acquisition fee that may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of September 30, 2006, we had $350 million in warehouse credit capacity, in the form of separate $200 million and $150 million facilities. The first facility provides funding for automobile contracts purchased under the TFC programs while both warehouse facilities provide funding for automobile contracts purchased under the CPS programs.

The $150 million warehouse facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding LLC. This facility was established on November 15, 2005, and expires on November 14, 2006, although it is renewable with the mutual agreement of the parties. Up to 80% of the principal balance of automobile contracts may be advanced to us under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. At September 30, 2006, there were no amounts outstanding under this facility.

The $200 million warehouse facility is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs. It was increased again to $200 million on August 31, 2005. Up to 83.0% of the principal balance of automobile contracts may be advanced to us under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. This facility expires on June 30, 2007, although it is renewable with the mutual agreement of the parties. At September 30, 2006, $64.8 million was outstanding under this facility.

For the portfolio owned by consolidated subsidiaries, cash used to establish or increase the spread accounts for the nine-month periods ended September 30, 2006 and 2005 was $20.3 million and $5.1 million, respectively. Cash released from Trusts and their related spread account to us for the nine-month periods ended September 30, 2006 and 2005, was $11.1 million and $19.3 million, respectively. Changes in the amount of credit enhancement required for term securitization transactions and releases from Trusts and their related spread account are affected by the relative size, seasoning and performance of the various pools of automobile contracts securitized that make up our managed portfolio to which the respective spread account is related.

The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund the spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the advance rate on the warehouse facilities, the required level of initial credit enhancement in securitizations, and the extent to which the previously established Trusts and their related spread account either release cash to us or capture cash from collections on securitized automobile contracts. We are limited in our ability to purchase automobile contracts by our available cash and the capacity of our warehouse facilities. As of September 30, 2006, we had unrestricted cash on hand of $15.3 million and available capacity from our warehouse credit facilities of $285.2 million, subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Our plans to manage our liquidity include the completion of additional term securitizations that may result in additional unrestricted cash through repayment of the warehouse facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete term securitizations on favorable economic terms or that we will be able to complete term securitizations at all. If we are unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of September 30, 2006, we were in compliance with all such financial covenants.

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

As of September 30, 2006 and December 31, 2005 the line item "Residual interest in securitizations" on our Unaudited Consolidated Balance Sheet represents the residual interests in certain term securitizations that were accounted for as sales. Warehouse securitizations accounted for as secured financings are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on our Unaudited Condensed Consolidated Balance Sheet, and the term securitizations accounted for as secured financings are reflected in the line items "Finance receivables" and "Securitization trust debt." The "Residual interest in securitizations" represents the discounted sum of expected future releases from securitization trusts held by non-consolidated subsidiaries and certain cash flows of receivables from terminated trusts. Accordingly, the valuation of the residual is heavily dependent on estimates of future performance.

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

For the nine months ended September 30, 2006, we recorded no stock-based compensation costs. There were no option awards granted during the nine-month period ended September 30, 2006, and there was no vesting of option awards for options granted prior to January 1, 2006, because all options outstanding as of December 31, 2005 were fully vested at that time. As of September 30, 2006, there are no unrecognized stock-based compensation costs to be recognized over future periods.

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

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 22.3% to 34.7% cumulatively over the lives of the related automobile contracts, and that net credit losses as a percentage of original balances will approximate 11.4% to 14.7% cumulatively over the lives of the related automobile contracts. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of automobile contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under automobile contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of automobile contracts, which would affect our ability to purchase automobile contracts, the terms on which we are able to finance such purchases, the willingness of Dealers to sell automobile contracts to us on the terms that we offer, and the terms on which we are able to complete term securitizations once automobile contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that we pay on Notes issued in our securitizations). The statements concerning our structuring future securitization transactions as secured financings and the effects of such structures on financial items and on our future profitability also are forward-looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase and sell automobile contracts, any changes in that rate, the credit performance of such automobile contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are subject to interest rate risk during the period between when automobile contracts are purchased from Dealers and when such automobile contracts become part of a term securitization. Specifically, the interest rates on the warehouse facilities are adjustable while the interest rates on the automobile contracts are fixed. Historically, our term securitization facilities have had fixed rates of interest. To mitigate some of this risk, we have in the past, and intend to continue to, structure certain of our securitization transactions to include pre-funding structures, in which the amount of Notes issued exceeds the amount of automobile contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional automobile contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we lock in the borrowing costs with respect to the automobile contracts it subsequently delivers to the Trust. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of automobile contracts and the interest rate paid on the Notes outstanding, as to the amount of which there can be no assurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2006, we purchased a total of 175,939 shares of our common stock, as described in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

                                                        TOTAL NUMBER OF      APPROXIMATE DOLLAR
                       TOTAL                          SHARES PURCHASED AS   VALUE OF SHARES THAT
                     NUMBER OF           AVERAGE        PART OF PUBLICLY    MAY YET BE PURCHASED
                      SHARES           PRICE PAID      ANNOUNCED PLANS OR    UNDER THE PLANS OR
  PERIOD (1)         PURCHASED          PER SHARE          PROGRAMS(2)            PROGRAMS
                   --------------     --------------     --------------        --------------
July 2006                   3,000     $         6.86              3,000        $    3,498,518
August 2006                33,800               5.56             33,800             3,308,625
September 2006            139,139               5.64            139,139             2,514,051
                   --------------     --------------     --------------        --------------
                          175,939     $         5.65            175,939
                   ==============     ==============     ===============

___________________

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


4.14 Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.16 Form of Indenture, dated as of September 1, 2006, respecting notes issued by CPS Auto Receivables Trust 2006-C (incorporated by reference to exhibit 4 to Form 8-K filed by the registrant on September 29, 2006.)
31.1 Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2 Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32         Section 1350 Certifications.*


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

                           CONSUMER PORTFOLIO SERVICES, INC.
                           (Registrant)

Date: October 26, 2006

                           /s/   CHARLES E. BRADLEY, JR.
                           -----------------------------------------
                           Charles E. Bradley, Jr.
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (Principal Executive Officer)

Date: October 26, 2006

                           /s/   JEFFREY P. FRITZ
                           -----------------------------------------
                           Jeffrey P. Fritz
                           SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial Officer)