Form 10-K
period 2006-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2007-03-09
CIK 889609

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 753-6800

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class                  Name of Each Exchange on Which Registered
-------------------                  -----------------------------------------
Common Stock, no par value           The Nasdaq Stock Market LLC (Global Market)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                        Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes [ ] No [X]

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

The aggregate market value of the 13,522,700 shares of the registrant's common stock held by non-affiliates, based upon the closing price of the registrant's common stock of $6.71 per share reported by Nasdaq as of June 30, 2006, was approximately $90,737,317. For purposes of this computation, a registrant sponsored pension plan and all directors, executive officers, and beneficial owners of 10 percent or more of the registrant's common stock are deemed to be affiliates. Such determination is not an admission that such plan, directors, executive officers, and beneficial owners are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on February 27, 2007, was 21,530,054.

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant's 2007 annual shareholders meeting is incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         We are a specialty finance company engaged in purchasing and servicing retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers, who have limited credit histories, low incomes or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. We generally do not lend money directly to consumers. Rather, we purchase automobile contracts from dealers under several different financing programs. We are headquartered in Irvine, California, where all credit and underwriting functions are centralized. We service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

         We direct our marketing efforts to dealers, rather than to consumers. We establish relationships with dealers through our employee marketing representatives who contact a prospective dealer to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. The marketing representatives are obligated to represent our financing program exclusively. Our marketing representatives present the dealer with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2006, we had 94 marketing representatives and we were a party to dealer agreements with over 8,600 dealers in 48 states. Approximately 90% of these dealers are franchised new car dealers that sell both new and used cars and the remainder are independent used car dealers. For the year ended December 31, 2006, approximately 87% of the automobile contracts purchased under our programs consisted of financing for used cars and 13% consisted of financing for new cars, as compared to 81% financing for used cars and 19% for new cars in the year ended December 31, 2005.

         We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of contracts to a special purpose entity of ours, which in turn issues asset-backed securities to fund the purchase of the pool of contracts from us. Depending on the structure of the securitization, the transaction may, for financial accounting purposes, be treated as a sale of the contracts or as a secured financing. From inception through the third quarter of 2003, we generated revenue primarily from the gains recognized on the sale or securitization of automobile contracts, servicing fees earned on automobile contracts sold, interest earned on residual interests and interest on finance receivables. However, since the third quarter of 2003, we have structured our securitizations to be treated as secured financings rather than as sales of automobile contracts for financial accounting purposes. By accounting for these securitizations as secured financings, the contracts and asset-backed notes issued remain on our balance sheet with the interest income of the contracts in the trust and the related financing costs reflected over the life of the underlying pool of contracts.

         We were incorporated and began our operations in March 1991. From inception through December 31, 2006, we have purchased a total of approximately $7.1 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $605.0 million of automobile contracts in our 2002, 2003 and 2004 acquisitions, as described below. Our total managed portfolio, net of unearned interest on pre-computed automobile contracts, grew to approximately $1,565.9 million at December 31, 2006 from $1,122.0 million at December 31, 2005, $906.9 million as of December 31, 2004 and $743.5 million as of December 31, 2003.

HISTORICAL ACQUISITIONS

         In March 2002, we acquired MFN Financial Corporation and its subsidiaries, or MFN, in a merger, which we refer to as the MFN merger. In May 2003, we acquired TFC Enterprises, Inc. and its subsidiaries, or TFC, in a second merger, which we refer to as the TFC merger. We acquired $381.8 million of automobile contracts in the MFN merger, and $152.1 million in the TFC merger. MFN and TFC were engaged in businesses similar to that of ours. MFN ceased acquiring automobile contracts in March 2002, while TFC continues to acquire automobile contracts under its TFC programs. Automobile contracts purchased by TFC during the year ended December 31, 2006 accounted for less than 4% of our total purchases during the year. In April 2004, we acquired $74.9 million in automobile contracts from SeaWest Financial Corporation and its subsidiaries. In addition, we were named servicer of approximately $111.8 million of automobile contracts that SeaWest had previously securitized, and which we do not own. We sometimes refer to those non-owned contracts as the SeaWest third-party portfolio.

SUB-PRIME AUTO FINANCE INDUSTRY

         Automobile financing is the second largest consumer finance market in the United States. The automobile finance industry can be divided into two principal segments: a prime credit market and a sub-prime credit market. Traditional automobile finance companies, such as commercial banks, savings institutions, credit unions and captive finance companies of automobile manufacturers, generally lend to the most creditworthy, or so-called prime, borrowers. The sub-prime automobile credit market, in which we operate, provides financing to less creditworthy borrowers, at higher interest rates.

         Historically, traditional lenders have not serviced the sub-prime market or have done so through programs that were not consistently available. Independent companies specializing in sub-prime automobile financing and subsidiaries of larger financial services companies currently compete in this segment of the automobile finance market, which we believe remains highly fragmented, with no single company having a dominant position in the market.

OUR OPERATIONS

         Our automobile financing programs are designed to serve sub-prime customers, who generally have limited credit histories, low incomes or past credit problems. Because we serve customers who are unable to meet certain credit standards, we incur greater risks, and generally receive interest rates higher than those charged in the prime credit market. We also sustain a higher level of credit losses because we provide financing in a relatively high risk market.

ORIGINATIONS

         When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer's decision to choose a financing source is based primarily on: (i) the monthly payment; (ii) the purchase price offered for the contract; (iii) timeliness, consistency and predictability of response; (iv) funding turnaround time; and (v) any conditions to purchase. Dealers can send credit applications to us via the Internet or fax. For the year ended December 31, 2006, we received approximately 81% of all applications through DealerTrack (the industry leading dealership application aggregator), 9% via our website and 10% via fax. Our automated application decisioning system produced our response within minutes to about 88% of those applications.

         Upon receipt of information from a dealer, our proprietary automated decisioning system orders a credit report to document the buyer's credit history. If, upon review by the automated decisioning systems, or in some cases, one of our credit analysts, it is determined that the automobile contract meets our underwriting criteria, or would meet such criteria with modification, we request and review further information and supporting documentation and, ultimately, decide whether to approve the automobile contract for purchase. When presented with an application, we attempt to notify the dealer within one hour as to whether we would purchase the related automobile contract.

         Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2006, no dealer accounted for more than 1% of the total number of automobile contracts we purchased. Automobile contracts purchased by TFC after the TFC merger under the TFC programs are purchased with a dealer marketing strategy that is similar to that of ours as described above, except that the marketing efforts are directed at independent used car dealers and the vehicle purchasers we are looking for are enlisted personnel of the U.S. Armed Forces. The following table sets forth the geographical sources of the automobile contracts purchased by us (based on the addresses of the customers as stated on our records) during the years ended December 31, 2006 and 2005.

                               Contracts Purchased During the Year Ended (1)
                            ----------------------------------------------------
                                 December 31, 2006         December 31, 2005
                            -------------------------- -------------------------
                               Number     Percent (2)     Number     Percent (2)
                            ------------ ------------- ------------ ------------
Texas                             7,004         10.9%        4,734        10.7%
California                        5,887          9.2%        3,981         9.0%
Florida                           5,100          7.9%        3,151         7.1%
Ohio                              4,758          7.4%        3,311         7.5%
Pennsylvania                      3,642          5.7%        2,732         6.2%
Illinois                          2,950          4.6%        2,188         4.9%
North Carolina                    2,864          4.5%        2,003         4.5%
Michigan                          2,791          4.3%        1,883         4.2%
Louisiana                         2,755          4.3%        2,268         5.1%
New York                          2,732          4.3%        1,617         3.6%
Kentucky                          2,180          3.4%        1,851         4.2%
Maryland                          2,107          3.3%        1,933         4.4%
Virginia                          1,678          2.6%        1,379         3.1%
New Jersey                        1,543          2.4%          667         1.5%
Other States                     16,210         25.2%       10,678        24.1%
                            ------------ ------------- ------------ ------------
                 Total           64,201        100.0%       44,376       100.0%
                            ============ ============= ============ ============

(1) AUTOMOBILE CONTRACTS PURCHASED BY TFC AFTER THE TFC MERGER ARE NOT INCLUDED BECAUSE SUCH PURCHASES ACCOUNTED FOR LESS THAN 10% OF THE TOTAL PURCHASES DURING THE YEAR.
(2) PERCENTAGES MAY NOT TOTAL TO 100.0% DUE TO ROUNDING.

         We purchase automobile contracts under our programs from dealers at a price generally equal to the total amount financed under the automobile contracts, adjusted for an acquisition fee, which may either increase or decrease the automobile contract purchase price paid by us. The amount of the acquisition fee, and whether it results in an increase or decrease to the automobile contract purchase price, is based on the perceived credit risk of and, in some cases, the interest rate on the automobile contract. For the years ended December 31, 2006, 2005 and 2004, the average acquisition fee charged per automobile contract purchased under our programs was $241, $150 and $226, respectively, or 1.6%, 1.0% and 1.6%, respectively, of the amount financed.

         We offer seven different financing programs to our dealership customers, and price each program according to the relative credit risk. We offer programs covering a wide band of the credit spectrum. Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs accounted for approximately 78% and 82% of our new contract originations in 2006 and 2005, respectively, in each case measured by aggregate amount financed.

         The following table identifies the credit program, sorted from highest to lowest credit quality, under which we purchased automobile contracts during the years ended December 31, 2006, 2005 and 2004.

                                           Contracts Purchased (1) During the Year Ended
                         December 31, 2006               December 31, 2005                  December 31, 2004
                   ----------------------------     -----------------------------     -----------------------------
                      AMOUNT                           AMOUNT                            AMOUNT
                     FINANCED       PERCENT (2)       FINANCED        PERCENT (2)       FINANCED        PERCENT (2)
                   -------------    -----------     -------------     -----------     -------------     -----------
                                                       (dollars in thousands)
Preferred          $     30,700            3.1%     $     13,735             2.1%     $      6,273             1.5%
Super Alpha             120,118           12.2%           78,030            11.8%           34,134             8.3%
Alpha Plus              178,371           18.1%          135,926            20.6%           70,786            17.3%
Alpha                   444,775           45.0%          314,444            47.6%          233,521            57.1%
Standard                 85,190            8.6%           67,293            10.2%           36,561             8.9%
Mercury / Delta          77,481            7.8%           20,346             3.1%            9,988             2.4%
First Time Buyer         50,893            5.2%           30,329             4.6%           17,655             4.3%
                   -------------    -----------     -------------     -----------     -------------     -----------
                   $    987,528          100.0%     $    660,103           100.0%     $    408,918           100.0%
                   =============    ===========     =============     ===========     =============     ===========


(1) AUTOMOBILE CONTRACTS PURCHASED BY TFC AFTER THE TFC MERGER ARE NOT INCLUDED BECAUSE SUCH PURCHASES ACCOUNTED FOR LESS THAN 10% OF THE TOTAL PURCHASES DURING THE YEAR.
(2) PERCENTAGES MAY NOT TOTAL TO 100.0% DUE TO ROUNDING.

         We attempt to control misrepresentation regarding the customer's credit worthiness by carefully screening the automobile contracts we purchase, by establishing and maintaining professional business relationships with dealers, and by including certain representations and warranties by the dealer in the dealer agreement. Pursuant to the dealer agreement, we may require the dealer to repurchase any automobile contract in the event that the dealer breaches our representations or warranties. There can be no assurance, however, that any dealer will have the willingness or the financial resources to satisfy our repurchase obligations to us.

         In addition to our purchases of installment contracts from dealers, we purchased in 2006 an immaterial number of vehicle purchase money loans, evidenced by promissory notes and security agreements. A non-affiliated lender originated all such loans directly to vehicle purchasers, and sold the loans to us. We plan to begin financing vehicle purchases by direct loans to consumers in 2007, on terms similar to those that we offer through dealers, though without a down payment requirement. There can be no assurance as to the extent to which we will in fact make any such loans, nor as to their future performance.

UNDERWRITING

         To be eligible for purchase by us, an automobile contract must have been originated by a dealer that has entered into a dealer agreement to sell automobile contracts to us. The automobile contract must be secured by a first priority lien on a new or used automobile, light truck or passenger van and must meet our underwriting criteria. In addition, each automobile contract requires the customer to maintain physical damage insurance covering the financed vehicle and naming us as a loss payee. We may, nonetheless, suffer a loss upon theft or physical damage of any financed vehicle if the customer fails to maintain insurance as required by the automobile contract and is unable to pay for repairs to or replacement of the vehicle or is otherwise unable to fulfill his or her obligations under the automobile contract.

         We believe that our underwriting criteria enable us to evaluate effectively the creditworthiness of sub-prime customers and the adequacy of the financed vehicle as security for an automobile contract. The underwriting criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the automobile contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability, as well as other factors. Specifically, the underwriting guidelines for our CPS programs generally limit the maximum principal amount of a purchased automobile contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. We generally do not finance vehicles that are more than eight model years old or have in excess of 85,000 miles. Under most of our programs, the maximum term of a purchased contract is 72 months; a shorter maximum term may be applicable based on the mileage and age of the vehicle. Automobile contracts with the maximum term of 72 months may be purchased if the customer is among the more creditworthy of our obligors and the vehicle is generally not more than two model years old and has less than 45,000 miles. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Upon receiving the vehicle and customer information with the customer's application, our underwriters verify the customer's employment, residency, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, prior to purchasing an automobile contract, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open ended questions about his application and the contract to uncover any potential misrepresentations.

         CREDIT SCORING. We use a proprietary scoring model to assign each automobile contract a "credit score" at the time the application is received from the dealer and the customer's credit information is retrieved from the credit reporting agencies. The credit score is based on a variety of parameters including the customer's credit history, employment and residence stability, income, and monthly payment amount,. Our score also considers the loan-to-value ratio and the age and mileage of the vehicle. We have developed the credit score utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, and more effectively manages the risk inherent in the sub-prime market.

         CHARACTERISTICS OF CONTRACTS. All of the automobile contracts purchased by us are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The average original principal amount financed, under the CPS programs and in the year ended December 31, 2006, was $15,382, with an average original term of 63 months and an average down payment amount of 12.3%. Based on information contained in customer applications for this 12-month period, the retail purchase price of the related automobiles averaged $15,667 (which excludes tax, license fees and any additional costs such as a maintenance contract), the average age of the vehicle at the time the automobile contract was purchased was 3 years, and our customers averaged approximately 38 years of age, with approximately $40,440 in average annual household income and an average of 5 years history with his or her current employer. Because our TFC programs are directed towards enlisted military personnel, contracts purchased under the TFC programs tend to have smaller balances and the purchasers are generally younger and have lower incomes.

         DEALER COMPLIANCE. The dealer agreement and related assignment contain representations and warranties by the dealer that an application for state registration of each financed vehicle, naming us as secured party with respect to the vehicle, was effected at the time of sale of the related automobile contract to us, and that all necessary steps have been taken to obtain a perfected first priority security interest in each financed vehicle in favor of us under the laws of the state in which the financed vehicle is registered.

SERVICING AND COLLECTION

         We currently service all automobile contracts that we own as well as those automobile contracts that are included in portfolios that we have sold to off balance sheet securitization trusts or in the SeaWest third party portfolio. We organize our servicing activities based on the tasks performed by our personnel. Our servicing activities consist of mailing monthly billing statements; collecting, accounting for and posting of all payments received; responding to customer inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; investigating delinquencies; communicating with the customer to obtain timely payments; repossessing and liquidating the collateral when necessary; collecting deficiency balances; and generally monitoring each automobile contract and the related collateral. We are typically entitled to receive a base monthly servicing fee between 2.5% and 3.5% per annum computed as a percentage of the declining outstanding principal balance of the non-charged-off automobile contracts in the securitization pools. The servicing fee is included in interest income for on balance sheet financings.

         COLLECTION PROCEDURES. We believe that our ability to monitor performance and collect payments owed from sub-prime customers is primarily a function of our collection approach and support systems. We believe that if payment problems are identified early and our collection staff works closely with customers to address these problems, it is possible to correct many of problems before they deteriorate further. To this end, we utilize pro-active collection procedures, which include making early and frequent contact with delinquent customers; educating customers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the customer in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of our collection activities, we maintain a computerized collection system specifically designed to service automobile contracts with sub-prime customers and similar consumer obligations.

         With the aid of our automatic dialer, as well as manual efforts made by collection staff, we attempt to make telephonic contact with delinquent customers from one to 15 days after their monthly payment due date, depending on our proprietary behavioral assessment of the customer's likelihood of payment during early stages of delinquency. Using coded instructions from a collection supervisor, the automatic dialer will attempt to contact customers based on their physical location, stage of delinquency, size of balance or other parameters. If the automatic dialer obtains a "no answer" or a busy signal, it records the attempt on the customer's record and moves on to the next call. If a live voice answers the automatic dialer's call, the call is transferred to a waiting collector as the customer's pertinent information is simultaneously displayed on the collector's workstation. The collector then inquires of the customer the reason for the delinquency and when we can expect to receive the payment. The collector will attempt to get the customer to make a promise for the delinquent payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to the queue for subsequent contacts.

         If a customer fails to make or keep promises for payments, or if the customer is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the customer's payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we will stop accruing interest in this automobile contract, and reclassify the remaining automobile contract balance to other assets. In addition we will apply a specific reserve to this automobile contract so that the net balance represents the estimated fair value less costs to sell.

         If we elect to repossess the vehicle, we assign the task to an independent local repossession service. Such services are licensed and/or bonded as required by law. When the vehicle is recovered, the repossessor delivers it to a wholesale automobile auction, where it is kept until sold. Financed vehicles that have been repossessed are generally resold by us through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the automobile contract. Such proceeds usually are insufficient to pay the customer's obligation in full, resulting in a deficiency. In many cases we will continue to contact our customers to recover all or a portion of this deficiency for up to several years after charge-off.

         Once an automobile contract becomes greater than 90 days delinquent, we do not recognize additional interest income until the borrower under the automobile contract makes sufficient payments to be less than 90 days delinquent. Any payments received by a borrower that are greater than 90 days delinquent are first applied to accrued interest and then to principal reduction.

         We generally charge off the balance of any contract by the earlier of the end of the month in which the automobile contract becomes five scheduled installments past due or, in the case of repossessions, the month that the proceeds from the liquidation of the financed vehicle are received by us or if the vehicle has been in repossession inventory for more than three months. In the case of repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted automobile contract and the net repossession sale proceeds.

CREDIT EXPERIENCE

         Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. The tables below document the delinquency, repossession and net credit loss experience of all automobile contracts that we are servicing (excluding contracts from the SeaWest third party portfolio) as of the respective dates shown. Credit experience for us, MFN (since the date of the MFN merger), TFC (since the date of the TFC merger) and SeaWest (since the date of the SeaWest asset acquisition) is shown on a combined basis in the table below.

                           DELINQUENCY EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED


                                            DECEMBER 31, 2006         DECEMBER 31, 2004         DECEMBER 31, 2005
                                         -----------------------   -----------------------   -----------------------
                                         NUMBER OF                 NUMBER OF                 NUMBER OF
                                         CONTRACTS     AMOUNT      CONTRACTS      AMOUNT     CONTRACTS      AMOUNT
                                         ----------   ----------   ----------   ----------   ----------   ----------
DELINQUENCY EXPERIENCE                                             (DOLLARS IN THOUSANDS)
Gross servicing portfolio (1) ........      126,574   $1,568,329       95,689   $1,116,534       83,018   $  873,880
Period of delinquency (2)
31-60 days ...........................        3,275       37,328        2,367       24,047        2,106       19,010
61-90 days ...........................        1,367       14,903        1,057       10,156        1,069        8,051
91+ days .............................        1,035       10,301        1,031        7,946        1,176        7,758
                                         ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies (2) ..............        5,677       62,532        4,455       42,149        4,351       34,819
Amount in repossession (3) ...........        2,148       24,135        1,335       13,531        1,408       14,090
                                         ----------   ----------   ----------   ----------   ----------   ----------
Total delinquencies and
   amount in repossession (2) ........        7,825   $   86,667        5,790   $   55,680        5,759   $   48,909
                                         ==========   ==========   ==========   ==========   ==========   ==========

Delinquencies as a percentage
   of gross servicing portfolio ......        4.5 %        4.0 %        4.7 %        3.8 %        5.2 %      4.0 % %

Total delinquencies and
   amount in repossession as a
   percentage of gross servicing
   portfolio .........................        6.2 %        5.5 %        6.1 %        5.0 %        6.9 %      5.6 % %

EXTENSION EXPERIENCE
Contracts with One Extension (4) .....       12,318   $  128,386       10,602   $   95,412        9,661   $   86,138
Contracts with Two or More
   Extensions (4) ....................        3,183       24,978        4,575       29,428        4,383       23,659
                                         ----------   ----------   ----------   ----------   ----------   ----------

Total Contracts with Extensions ......       15,501   $  153,364       15,177   $  124,840       14,044   $  109,797
                                         ==========   ==========   ==========   ==========   ==========   ==========


 (1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE AMOUNT REMAINING TO BE REPAID ON EACH AUTOMOBILE CONTRACT, INCLUDING, FOR PRE-COMPUTED AUTOMOBILE CONTRACTS, ANY UNEARNED INTEREST. THE INFORMATION IN THE TABLE REPRESENTS THE GROSS PRINCIPAL AMOUNT OF ALL AUTOMOBILE CONTRACTS WE PURCHASED, INCLUDING AUTOMOBILE CONTRACTS WE SUBSEQUENTLY SOLD IN SECURITIZATION TRANSACTIONS THAT WE CONTINUE TO SERVICE. THE TABLE DOES NOT INCLUDE THE SEAWEST THIRD PARTY PORTFOLIO (AUTOMOBILE CONTRACTS THAT WE SERVICE ON BEHALF OF SEAWEST SECURITIZATIONS, BUT DO NOT OWN).
(2) WE CONSIDER AN AUTOMOBILE CONTRACT DELINQUENT WHEN AN OBLIGOR FAILS TO MAKE AT LEAST 90% OF A CONTRACTUALLY DUE PAYMENT BY THE FOLLOWING DUE DATE, WHICH DATE MAY HAVE BEEN EXTENDED WITHIN LIMITS SPECIFIED IN THE SERVICING AGREEMENTS. THE PERIOD OF DELINQUENCY IS BASED ON THE NUMBER OF DAYS PAYMENTS ARE CONTRACTUALLY PAST DUE. AUTOMOBILE CONTRACTS LESS THAN 31 DAYS DELINQUENT ARE NOT INCLUDED.
(3) AMOUNT IN REPOSSESSION REPRESENTS THE CONTRACT BALANCE ON FINANCED VEHICLES THAT HAVE BEEN REPOSSESSED BUT NOT YET LIQUIDATED. THIS AMOUNT IS NOT NETTED WITH THE SPECIFIC RESERVE TO ARRIVE AT THE ESTIMATED ASSET VALUE LESS COSTS TO SELL.
(4)  THE AGING CATEGORIES SHOWN IN THE TABLES REFLECT THE EFFECT OF EXTENSIONS.

EXTENSIONS

         We may offer a customer an extension, under which the customer agrees with us to move past due payments to the end of the automobile contract term. In such cases the customer must sign an agreement for the extension, and may pay a fee representing partial payment of accrued interest. Our policies, and contractual arrangements for our warehouse and securitization transactions, limit the number of extensions that may be granted. In general, a customer may arrange for an extension no more than once every 12 months, not to exceed four extensions over the life of the contract.

         If a customer is granted such an extension, the date next due is advanced. Subsequent delinquency aging classifications would be based on the future payment performance of the automobile contract.

                                                               YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2006            2005           2004
                                                    -------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
        CPS, MFN, TFC and SeaWest Combined
Average servicing portfolio outstanding............ $  1,367,935    $  966,295    $   796,436
Net charge-offs as a percentage of average
servicing portfolio (2)............................          4.5 %         5.3 %          7.8 %

(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH AUTOMOBILE CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED AUTOMOBILE CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL AUTOMOBILE CONTRACTS SERVICED BY US, EXCLUDING THE SEAWEST THIRD PARTY PORTFOLIO (AUTOMOBILE CONTRACTS ORIGINATED BY SEAWEST FOR WHICH WE ARE THE SERVICER BUT HAVE NO EQUITY INTEREST).
(2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF, INCLUDING SOME RECOVERIES WHICH HAVE BEEN CLASSIFIED AS OTHER INCOME IN THE ACCOMPANYING FINANCIAL STATEMENTS.

SECURITIZATION OF AUTOMOBILE CONTRACTS

         We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. All such securitizations have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to a special purpose subsidiary, and issuance of asset-backed securities to fund the transactions. Upon the securitization of a portfolio of automobile contracts, we retain the obligation to service the contracts, and receive a monthly fee for doing so. We have been a regular issuer of asset-backed securities since 1994, completing 43 securitizations totaling over $5.0 billion through December 31, 2006. Depending on the structure of the securitization, the transaction may be treated as a sale of the automobile contracts or as a secured financing for financial accounting purposes. Since the third quarter of 2003, we have structured our securitizations as secured financings rather than as sales of contracts.

         When structured to be treated as a secured financing, the subsidiary is consolidated and, accordingly, the automobile contracts and the related securitization trust debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then recognize interest income on the contracts and interest expense on the securities issued in the securitization and record as expense a provision for probable credit losses on the contracts.

         When structured to be treated as a sale, the subsidiary is not consolidated. Accordingly, the securitization removes the sold automobile contracts from our consolidated balance sheet, the related debt does not appear as our debt, and our consolidated balance sheet shows, as an asset, a retained residual interest in the sold automobile contracts. The residual interest represents the discounted value of what we expect will be the excess of future collections on the automobile contracts over principal and interest due on the asset-backed securities. That residual interest appears on our consolidated balance sheet as "residual interest in securitizations," and the determination of its value is dependent on our estimates of the future performance of the sold automobile contracts.

         Prior to a securitization transaction, we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. As of December 31, 2006, we had $400 million in warehouse credit capacity, in the form of two $200 million facilities. Both warehouse credit facilities provide funding for automobile contracts purchased under the CPS programs, while one facility also provides funding for automobile contracts purchased under the TFC programs. Up to 83% of the principal balance of the automobile contracts may be advanced to us under these facilities, subject to collateral tests and certain other conditions and covenants. Subsequent to year-end, we amended our warehouse facilities to permit issuance of subordinated debt to additional lenders. The result is to increase the effective advance rate to as high as 93%. Long-term financing for the automobile contract purchases is achieved through securitization transactions and the proceeds from such securitization transactions are used primarily to repay the warehouse credit facilities.

         In a securitization and in our warehouse credit facilities, we are required to make certain representations and warranties, which are generally similar to the representations and warranties made by dealers in connection with our purchase of the automobile contracts. If we breach any of our representations or warranties, we will be obligated to repurchase the automobile contract at a price equal to the principal balance plus accrued and unpaid interest. We may then be entitled under the terms of our dealer agreement to require the selling dealer to repurchase the contract at a price equal to our purchase price, less any principal payments made by the customer. Subject to any recourse against dealers, we will bear the risk of loss on repossession and resale of vehicles under automobile contracts that we repurchase.

         Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to us if the credit performance of the securitized automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of securitized automobile contracts could therefore have a material adverse effect on both our liquidity and results of operations, regardless of whether such automobile contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2006 was approximately $1.6 billion (this amount includes $3.8 million related to the SeaWest third party portfolio, on which we earn only servicing fees and have no credit risk).

COMPETITION

         The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies with operations similar to ours. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation, Ford Motor Credit Corporation, Chrysler Finance Corporation and Nissan Motors Acceptance Corporation. Many of our competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than we do. Moreover, our future profitability will be directly related to the availability and cost of our capital in relation to the availability and cost of capital to our competitors. Our competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources that may be unavailable to us. Many of these companies also have long-standing relationships with dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchase of automobiles from manufacturers, which we do not offer.

         We believe that the principal competitive factors affecting a dealer's decision to offer automobile contracts for sale to a particular financing source are the purchase price offered for the automobile contracts, the reasonableness of the financing source's underwriting guidelines and documentation requests, the predictability and timeliness of purchases and the financial stability of the funding source. While we believe that we can obtain from dealers sufficient automobile contracts for purchase at attractive prices by consistently applying reasonable underwriting criteria and making timely purchases of qualifying automobile contracts, there can be no assurance that we will do so.

REGULATION

         Several federal and state consumer protection laws, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Debt Collection Practices Act and the Federal Trade Commission Act, regulate the extension of credit in consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on automobile contracts and impose certain other restrictions on dealers. In many states, a license is required to engage in the business of purchasing automobile contracts from dealers. In addition, laws in a number of states impose limitations on the amount of finance charges that may be charged by dealers on credit sales. The so-called Lemon Laws enacted by various states provide certain rights to purchasers with respect to automobiles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a customer against a dealer and its assignees, including us and purchasers of automobile contracts from us. The dealer agreement contains representations by the dealer that, as of the date of assignment of automobile contracts, no such claims or defenses have been asserted or threatened with respect to the automobile contracts and that all requirements of such federal and state laws have been complied with in all material respects. Although a dealer would be obligated to repurchase automobile contracts that involve a breach of such warranty, there can be no assurance that the dealer will have the financial resources to satisfy our repurchase obligations. Certain of these laws also regulate our servicing activities, including our methods of collection.

         Although we believe that we are currently in material compliance with applicable statutes and regulations, there can be no assurance that we will be able to maintain such compliance. The past or future failure to comply with such statutes and regulations could have a material adverse effect upon us. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations or the expansion of our business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business could have a material adverse effect upon us. In addition, due to the consumer-oriented nature of the industry in which we operate and the application of certain laws and regulations, industry participants are regularly named as defendants in litigation involving alleged violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. A significant judgment against us or within the industry in connection with any such litigation could have a material adverse effect on our financial condition, results of operations or liquidity.

EMPLOYEES

         As of December 31, 2006, we had 789 employees. The breakdown of the employees is as follows: 6 are senior management personnel, 420 are collections personnel, 168 are automobile contract origination personnel, 113 are marketing personnel (94 of whom are marketing representatives), 56 are operations and systems personnel, and 26 are administrative personnel. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.


ITEM 1A. RISK FACTORS

         Our business, operating results and financial condition could be adversely affected by any of the following specific risks. The trading price of our common stock could decline due to any of these risks and other industry risks, and you could lose all or part of your investment. In addition to the risks described below, we may encounter risks that are not currently known to us or that we currently deem immaterial, which may also impair our business operations and your investment in our common stock.

RISKS RELATED TO OUR BUSINESS

WE REQUIRE A SUBSTANTIAL AMOUNT OF CASH TO SERVICE OUR SUBSTANTIAL DEBT.

         To service our existing substantial indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors, including our successful financial and operating performance. Our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include, without limitation:

o the economic and competitive conditions in the asset-backed securities market;
o    the performance of our current and future automobile contracts;
o the performance of our residual interests from our securitizations and warehouse credit facilities;
o    any operating difficulties or pricing pressures we may experience;
o    our ability to obtain credit enhancement for our securitizations;
o    our ability to establish and maintain dealer relationships;
o    the passage of laws or regulations that affect us adversely;
o    our ability to compete with our competitors; and
o    our ability to acquire and finance automobile contracts.

         Depending upon the outcome of one or more of these factors, we may not be able to generate sufficient cash flow from operations or obtain sufficient funding to satisfy all of our obligations. If we were unable to pay our debts, we would be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. These alternative strategies might not be feasible at the time, might prove inadequate or could require the prior consent of our secured and unsecured lenders.

WE NEED SUBSTANTIAL LIQUIDITY TO OPERATE OUR BUSINESS.

         We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior subordinated debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. If we were unable to access the capital markets or obtain other acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

o    acquire automobile contracts;
o fund overcollateralization in warehouse credit facilities and securitizations;
o    pay securitization fees and expenses;
o    fund spread accounts in connection with securitizations;
o    satisfy working capital requirements and pay operating expenses; and
o    pay interest expense.

OUR RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO SECURE AND MAINTAIN ADEQUATE CREDIT AND WAREHOUSE FINANCING ON FAVORABLE TERMS.

         We depend on warehouse credit facilities to finance our purchases of automobile contracts. Our business strategy requires that these warehouse credit facilities continue to be available to us from the time of purchase or origination of an automobile contract until it is financed through a securitization.

         Our primary sources of day-to-day liquidity are our warehouse credit facilities, in which we sell and contribute automobile contracts, as often as twice a week, to affiliated special-purpose entities, where they are "warehoused" until they are securitized, at which time funds advanced under one or more warehouse credit facilities are repaid from the proceeds of the securitizations. The special-purpose entities obtain the funds to purchase these contracts by pledging the contracts to a trustee for the benefit of warehouse lenders, who advance funds to our affiliated special-purpose entities based on the dollar amount of the contracts pledged. We depend substantially on two warehouse credit facilities: (i) a $200 million warehouse credit facility, which we established in November 2005 and, unless earlier renewed or terminated upon the occurrence of certain events, which will expire in November 2007; and (ii) a $200 million warehouse credit facility, which we established in June 2004 and which, unless renewed or earlier terminated upon the occurrence of certain events, will expire in June 2007. Each of these facilities may be renewed by mutual agreement between the lender and us. These warehouse credit facilities will remain available to us only if, among other things, we comply with certain financial covenants contained in the documents governing these facilities. These warehouse credit facilities may not be available to us in the future and we may not be able to obtain other credit facilities on favorable terms to fund our operations.

         If we were unable to arrange new warehousing or other credit facilities or renew our existing warehouse credit facilities when they come due, our results of operations, financial condition and cash flows would be materially and adversely affected.

OUR RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO SECURITIZE OUR PORTFOLIO OF AUTOMOBILE CONTRACTS.

         We are dependent upon our ability to continue to finance pools of automobile contracts in securitizations in order to generate cash proceeds for new purchases of automobile contracts. We have historically depended on securitizations of automobile contracts to provide permanent financing of those contracts. By "permanent financing" we mean financing that extends to cover the full term during which the underlying contracts are outstanding. By contrast, our warehouse credit facilities permit us to borrow against the value of such receivables only for limited periods of time. Our past practice and future plan has been and is to repay loans made to us under our warehouse credit facilities with the proceeds of securitizations. There can be no assurance that any securitization transaction will be available on terms acceptable to us, or at all. The timing of any securitization transaction is affected by a number of factors beyond our control, any of which could cause substantial delays, including, without limitation:

o    market conditions;
o    the approval by all parties of the terms of the securitization;
o    the availability of credit enhancement on acceptable terms; and
o our ability to acquire a sufficient number of automobile contracts for securitization.

         Adverse changes in the market for securitized pools of automobile contracts may result in our inability to securitize automobile contracts and may result in a substantial extension of the period during which our automobile contracts are financed through our warehouse credit facilities, which would burden our financing capabilities, could require us to curtail our purchase of, or find an alternative source of financing for, such automobile contracts and would have a material adverse effect on our results of operations.

OUR RESULTS OF OPERATIONS WILL DEPEND ON CASH FLOWS FROM OUR RESIDUAL INTERESTS IN OUR SECURITIZATION PROGRAM AND OUR WAREHOUSE CREDIT FACILITIES.

         When we finance our automobile contracts through securitizations and warehouse credit facilities, we receive cash and a residual interest in the assets financed. Those financed assets are owned by the special-purpose subsidiary that is formed for the related securitization. This residual interest represents the right to receive the future cash flows to be generated by the automobile contracts in excess of (i) the interest and principal paid to investors on the indebtedness issued in connection with the financing (ii) the costs of servicing the contracts and (iii) certain other costs incurred in connection with completing and maintaining the securitization or warehouse credit facility. We sometimes refer to these future cash flows as "excess spread cash flows."

         Under the financial structures we have used to date in our securitizations and warehouse credit facilities, excess spread cash flows that would otherwise be paid to the holder of the residual interest are first used to increase overcollateralization or are retained in a spread account within the securitization trusts or the warehouse facility to provide liquidity and credit enhancement for the related securities.

         While the specific terms and mechanics vary among transactions, our securitization and warehousing agreements generally provide that we will receive excess spread cash flows only if the amount of overcollateralization and spread account balances have reached specified levels and/or the delinquency, defaults or net losses related to the contracts in the automobile contract pools are below certain predetermined levels. In the event delinquencies, defaults or net losses on contracts exceed these levels, the terms of the securitization or warehouse credit facility:

o may require increased credit enhancement, including an increase in the amount required to be on deposit in the spread account, to be accumulated for the particular pool;
o may restrict the distribution to us of excess spread cash flows associated with other securitized or warehoused pools; and
o in certain circumstances, may permit affected parties to require the transfer of servicing on some or all of the securitized or warehoused contracts from us to an unaffiliated servicer.

         We typically retain or sell residual interests or use them as collateral to borrow cash. In any case, the future excess spread cash flow received in respect of the residual interests is integral to the financing of our operations. The amount of cash received from residual interests depends in large part on how well our portfolio of securitized and warehoused automobile contracts performs. If our portfolio of securitized and warehoused automobile contracts has higher delinquency and loss ratios than expected, then the amount of money realized from our retained residual interests, or the amount of money we could obtain from the sale or other financing of our residual interests, would be reduced, which could have an adverse effect on our operations, financial condition and cash flows.

IF WE ARE UNABLE TO OBTAIN CREDIT ENHANCEMENT FOR OUR SECURITIZATIONS OR OUR WAREHOUSE CREDIT FACILITIES UPON FAVORABLE TERMS, OUR RESULTS OF OPERATIONS WOULD BE IMPAIRED.

         In our securitizations, we typically utilize credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guarantees certain interest and principal payments on the senior classes of the securities issued in our securitizations. These guarantees enable these securities to achieve the highest credit rating available. This form of credit enhancement reduces the costs of our securitizations relative to alternative forms of credit enhancement currently available to us. None of such financial guaranty insurance companies is required to insure future securitizations. As we pursue future securitizations, we may not be able to obtain:

o credit enhancement in any form from financial guaranty insurance companies or any other provider of credit enhancement on terms acceptable to us, or at all; or
o similar ratings for senior classes of securities to be issued in future securitizations.

         If We Were Unable to Obtain Such Enhancements or Such Ratings, We Would Expect To Incur Increased Interest Expense, Which Would adversely Affect Our Results of Operations.

IF WE ARE UNABLE TO SUCCESSFULLY COMPETE WITH OUR COMPETITORS, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation and Ford Motor Credit Corporation. Many of our competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than we do, including greater access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may be unavailable to us. Moreover, our future profitability will be directly related to the availability and cost of our capital relative to that of our competitors. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from manufacturers, which we do not offer. There can be no assurance that we will be able to continue to compete successfully and, as a result, we may not be able to purchase contracts from dealers at a price acceptable to us, which could result in reductions in our revenues or the cash flows available to us.

IF OUR DEALERS DO NOT SUBMIT A SUFFICIENT NUMBER OF SUITABLE AUTOMOBILE CONTRACTS TO US FOR PURCHASE, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the year ended December 31, 2006, no dealer accounted for more than 1.0% of the contracts we purchased. The agreements we have with dealers to purchase contracts do not require dealers to submit a minimum number of contracts for purchase. The failure of dealers to submit contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

IF A SIGNIFICANT NUMBER OF OUR AUTOMOBILE CONTRACTS PREPAY OR EXPERIENCE DEFAULTS, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         We specialize in the purchase and servicing of contracts to finance automobile purchases by sub-prime customers, those who have limited credit history, low income, or past credit problems. Such contracts entail a higher risk of non-performance, higher delinquencies and higher losses than contracts with more creditworthy customers. While we believe that our pricing of the automobile contracts and the underwriting criteria and collection methods we employ enable us to control, to a degree, the higher risks inherent in contracts with sub-prime customers, no assurance can be given that such pricing, criteria and methods will afford adequate protection against such risks. We have in the past experienced fluctuations in the delinquency and charge-off performance of our contracts.

         If automobile contracts that we purchase or service are prepaid or experience defaults to a greater extent than we have anticipated, this could materially and adversely affect our results of operations, financial condition, cash flows and liquidity. Our results of operations, financial condition, cash flows and liquidity, depend, to a material extent, on the performance of automobile contracts that we purchase, warehouse and securitize. A portion of the automobile contracts acquired by us will default or prepay. In the event of payment default, the collateral value of the vehicle securing an automobile contract realized by us in a repossession will most likely not cover the outstanding principal balance on that contract and the related costs of recovery. We maintain an allowance for credit losses on automobile contracts held on our balance sheet, which reflects our estimates of probable credit losses that can be reasonably estimated for securitizations that are accounted for as financings and warehoused contracts. If the allowance is inadequate, then we would recognize the losses in excess of the allowance as an expense and our results of operations could be adversely affected. In addition, under the terms of our warehouse credit facilities, we are not able to borrow against defaulted automobile contracts, including contracts that are, at the time of default, funded under our warehouse credit facilities, which will reduce the overcollateralization of those warehouse credit facilities and possibly reduce the amount of cash flows available to us.

         Our servicing income can also be adversely affected by prepayment of, or defaults under, automobile contracts in our non-consolidated servicing portfolio. Our contractual servicing revenue is based on a percentage of the outstanding principal balance of the automobile contracts in our servicing portfolio. If automobile contracts are prepaid or charged off, then our servicing revenue will decline, while our servicing costs may not decline proportionately. In addition unexpected levels of defaults or losses may trigger changes in the terms applicable to our securitizations and warehouse credit facilities, which could adversely affect our cash flows, our revenues, or both.

         The value of our residual interest in the securitized assets in each securitization treated as a sale for financial accounting purposes (securitizations entered into prior to the beginning of the third quarter of 2003) reflects our estimate of expected future credit losses and prepayments for the automobile contracts included in that securitization. If actual rates of credit loss or prepayments, or both, on such automobile contracts exceed our estimates, the value of our residual interest and the related cash flow would be impaired, and we would be required to record an impairment charge, which would reduce our earnings. We periodically review our credit loss and prepayment assumptions relative to the performance of the securitized automobile contracts and to market conditions. Our results of operations and liquidity could be adversely affected if actual credit loss or prepayment levels on securitized automobile contracts substantially exceed anticipated levels.

         Higher credit losses than anticipated could also result in adverse changes in the structure of future securitization transactions, such as a requirement of increased cash collateral or other credit enhancement in such transactions.

IF WE LOSE SERVICING RIGHTS ON OUR PORTFOLIO OF AUTOMOBILE CONTRACTS, OUR RESULTS OF OPERATIONS WILL BE IMPAIRED.

         We are entitled to receive servicing fees only while we act as servicer under the applicable sale and servicing agreements governing our warehouse facilities and securitizations. Under such agreements, we may be terminated as servicer upon the occurrence of certain events, including:

o our failure generally to observe and perform covenants and agreements applicable to us;
o    certain bankruptcy events involving us; or
o the occurrence of certain events of default under the documents governing the facilities.

         The loss of our servicing rights could materially and adversely affect our results of operations, financial condition and cash flows. Our results of operations, financial condition and cash flows, would be materially and adversely affected if we were to be terminated as servicer with respect to a material portion of the automobile contracts for which we are receiving servicing fees.

IF WE LOSE KEY PERSONNEL, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         Our management team averages eleven years of service with us. Charles
E. Bradley, Jr., our President and CEO, has been our President since our formation in 1991. Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flows.

IF WE FAIL TO COMPLY WITH REGULATIONS, OUR RESULTS OF OPERATIONS MAY BE
IMPAIRED.

         Failure to materially comply with all laws and regulations applicable to us could materially and adversely affect our ability to operate our business. Our business is subject to numerous federal and state consumer protection laws and regulations, which, among other things:

o    require us to obtain and maintain certain licenses and qualifications;
o    limit the interest rates, fees and other charges we are allowed to charge;
o    limit or prescribe certain other terms of our automobile contracts;
o    require specific disclosures to our customers;
o    define our rights to repossess and sell collateral; and
o maintain safeguards designed to protect the security and confidentiality of customer information.

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

IF WE EXPERIENCE UNFAVORABLE LITIGATION RESULTS, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         Unfavorable outcomes in any of our current or future litigation proceedings could materially and adversely affect our results of operations, financial conditions and cash flows. As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. We, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. We are also subject to other litigation common to the automobile industry and businesses in general. The damages and penalties claimed by consumers and others in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

         While we intend to vigorously defend ourselves against such proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.

IF WE EXPERIENCE PROBLEMS WITH OUR ORIGINATIONS, ACCOUNTING OR COLLECTION SYSTEMS, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         We are dependent on our receivables originations, accounting and collection systems to service our portfolio of automobile contracts. Such systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses and other events. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism by internal employees and contractors as well as third parties. Despite any precautions we may take, such problems could result in interruptions in our services, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. Such systems problems could materially and adversely affect our results of operations, financial conditions and cash flows.

WE HAVE SUBSTANTIAL INDEBTEDNESS.

         We have and will continue to have a substantial amount of indebtedness. At December 31, 2006, we had approximately $1,586.0 million of debt outstanding. Such debt consisted primarily of $1,443.0 million of securitization trust debt, and also included $73.0 million of warehouse indebtedness, $31.4 million of residual interest financing, $25.0 million owed to a related party, and $13.6 million owed under a subordinated notes program. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to ten years.

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

         Although we believe we are able to service and repay such debt, there is no assurance that we will be able to do so. If we do not generate sufficient operating profits, our ability to make required payments on our debt would be impaired. Further, our ability to repay when due the $25.0 million owed to a related party is dependent on our ability to obtain replacement financing prior to its May 2007 maturity, or to extend the maturity date. Failure to pay that debt when due could have a material adverse effect.

BECAUSE WE ARE SUBJECT TO MANY RESTRICTIONS IN OUR EXISTING CREDIT FACILITIES AND SECURITIZATION TRANSACTIONS, OUR ABILITY TO PAY DIVIDENDS OR ENGAGE IN SPECIFIED TRANSACTIONS MAY BE IMPAIRED.

         The terms of our existing credit facilities and our outstanding debt impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may have an adverse effect on our business activities, results of operations and financial condition. These restrictions may also significantly limit or prohibit us from engaging in certain transactions, including the following:

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

         These restrictions may limit our ability to obtain additional sources of capital, which may limit our ability to generate earnings. In addition, the failure to comply with any of the covenants of our existing credit facilities or to maintain certain indebtedness ratios would cause a default under one or more of our credit facilities or our other debt agreements that may be outstanding from time to time. A default, if not waived, could result in acceleration of the related indebtedness, in which case such debt would become immediately due and payable. A continuing default or acceleration of one or more of our credit facilities or any other debt agreement, would likely cause a default under other debt agreements that otherwise would not be in default, in which case all such related indebtedness could be accelerated. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance our indebtedness. Even if any new financing is available, it may not be on terms that are acceptable to us or it may not be sufficient to refinance all of our indebtedness as it becomes due.

         In addition, the transaction documents for our securitizations restrict our securitization subsidiaries from declaring or making payment to us of (i) any divided or other distribution on or in respect of any shares of their capital stock, or (ii) any payment on account of the purchase, redemption, retirement or acquisition of any option, warrant or other right to acquire shares of their capital stock unless (in each case) at the time of such declaration or payment (and after giving effect thereto) no amount payable under any transaction document with respect to the related securitization is then due and owing, but unpaid. These restrictions may limit our ability to receive distributions in respect of the residual interests from our securitization facilities, which may limit our ability to generate earnings.


RISKS RELATED TO GENERAL FACTORS

IF THE ECONOMY OF ALL OR CERTAIN REGIONS OF THE UNITED STATES SLOWS OR ENTERS INTO A RECESSION, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         Our business is directly related to sales of new and used automobiles, which are sensitive to employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on sub-prime customers, the actual rates of delinquencies, repossessions and losses on our automobile contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general, particularly in the states of Texas, California, Ohio, Florida, Pennsylvania and Louisiana, states in which our automobile contracts are geographically concentrated. Any sustained period of economic slowdown or recession could adversely affect our ability to acquire suitable contracts, or to securitize pools of such contracts. The timing of any economic changes is uncertain, and weakness in the economy could have an adverse effect on our business and that of the dealers from which we purchase contracts and result in reductions in our revenues or the cash flows available to us.

OUR RESULTS OF OPERATIONS MAY BE IMPAIRED AS A RESULT OF NATURAL DISASTERS.

         Our automobile contracts are geographically concentrated in the states of Texas, California, Ohio, Florida, Pennsylvania, and Louisiana. Several of such states are particularly susceptible to natural disasters: earthquake in the case of California, and hurricanes and flooding in the states of Florida, Texas and Louisiana. Natural disasters, in those states or others, could cause a material number of our vehicle purchasers to lose their jobs, or could damage or destroy vehicles that secure our automobile contracts. In either case, such events could result in our receiving reduced collections on our automobile contracts, and could thus result in reductions in our revenues or the cash flows available to us.

IF AN INCREASE IN INTEREST RATES RESULTS IN A DECREASE IN OUR CASH FLOW FROM EXCESS SPREAD, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

         Our profitability is largely determined by the difference, or "spread," between the effective interest rate received by us on the automobile contracts that we acquire and the interest rates payable under our warehouse credit facilities and on the asset-backed securities issued in our securitizations.

         Several factors affect our ability to manage interest rate risk. Specifically, we are subject to interest rate risk during the period between when automobile contracts are purchased from dealers and when such contracts are sold and financed in a securitization. Interest rates on our warehouse credit facilities are adjustable while the interest rates on the automobile contracts are fixed. Therefore, if interest rates increase, the interest we must pay to the lenders under our warehouse credit facilities is likely to increase while the interest realized by us from those warehoused automobile contracts remains the same, and thus, during the warehousing period, the excess spread cash flow received by us would likely decrease. Additionally, contracts warehoused and then securitized during a rising interest rate environment may result in less excess spread cash flow realized by us under those securitizations as, historically, our securitization facilities pay interest to security holders on a fixed rate basis set at prevailing interest rates at the time of the closing of the securitization, which may be several months after the securitized contracts were originated and entered the warehouse, while our customers pay fixed rates of interest on the contracts, set at the time they purchase the underlying vehicles. A decrease in excess spread cash flow could adversely affect our earnings and cash flow.

         To mitigate, but not eliminate, the short-term risk relating to interest rates payable by us under the warehouse facilities, we generally hold automobile contracts in the warehouse credit facilities for less than four months. To mitigate, but not eliminate, the long-term risk relating to interest rates payable by us in securitizations, we have in the past, and intend to continue to, structure some of our securitization transactions to include pre-funding structures, whereby the amount of securities issued exceeds the amount of contracts initially sold into the securitization. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts into the securitization in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we effectively lock in our borrowing costs with respect to the contracts we subsequently sell into the securitization. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the securities issued in the securitization. The amount of such expense may vary. Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows.

THE EFFECTS OF TERRORISM AND MILITARY ACTION MAY IMPAIR OUR RESULTS OF
OPERATIONS.

         The long-term economic impact of the events of September 11, 2001, possible future terrorist attacks or other incidents and related military action, or current or future military action by United States forces in Iraq and other regions, could have a material adverse effect on general economic conditions, consumer confidence, and market liquidity in the United States. No assurance can be given as to the effect of these events on the performance of our automobile contracts. Any adverse impact resulting from these events could materially affect our results of operations, financial condition and cash flows. In addition, activation of a substantial number of U.S. military reservists or members of the National Guard may significantly increase the proportion of contracts whose interest rates are reduced by the application of the Servicemembers' Civil Relief Act, which provides, generally, that an obligor who is covered by that act may not be charged interest on the related contract in excess of 6% annually during the period of the obligor's active duty.


RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS THINLY-TRADED.

         Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2006, all of our directors and executive officers and a related party beneficially owned 8,449,114 shares of our common stock, or approximately 28%.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

         We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Even if we were to change our intention, the terms of our secured debt prohibit us from paying any dividends to our shareholders without the consent of the holder of such secured debt, which may be withheld in its sole discretion. See "Dividend Policy. "


FORWARD-LOOKING STATEMENTS

         Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

o    changes in general economic conditions;
o    changes in interest rates;
o    our ability to generate sufficient operating and financing cash flows;
o    competition;
o    level of future provisioning for receivables losses; and
o    regulatory requirements.

         Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Actual results may differ from expectations due to many factors beyond our ability to control or predict, including those described herein, and in documents incorporated by reference in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         We undertake no obligation to publicly update any forward-looking information. You are advised to consult any additional disclosure we make in our periodic reports filed with the SEC. See "Where You Can Find More Information" and "Documents Incorporated by Reference."


ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.


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

         In March 1997, the Company established a branch collection facility in Chesapeake, Virginia. The Company leases approximately 28,000 square feet of general office space in Chesapeake, Virginia, at a base rent that is currently $489,228 per year, increasing to $501,542 over a 10-year term.

         The remaining two regional servicing centers occupy a total of approximately 51,000 square feet of leased space in Maitland, Florida; and Hinsdale, Illinois. The termination dates of such leases range from 2008 to 2010.


ITEM 3.  LEGAL PROCEEDINGS

         STANWICH LITIGATION. CPS was for some time a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former chairman of the board of directors of CPS, is the entity that was obligated to pay the Settlement Payments. Stanwich defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal bankruptcy court in Connecticut. At December 31, 2004, CPS was a defendant only in a cross-claim brought by one of the other defendants in the case, Bankers Trust Company, which asserted a claim of contractual indemnity against CPS.

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

         CPS has reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action. Under the agreement in principle, CPS would pay the bankruptcy estate $625,000 and abandon its claims against the estate, while the estate would abandon its adversary action against Mr. Pardee. A hearing to consider that agreement is scheduled for

March 2007. If approved, CPS expects that the agreement will result in (i) limitation of its exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) stays in Rhode Island being lifted, causing those cases to become active again. There can be no assurance as to these expectations nor as to whether the court will approve the proposed agreement.

         The reader should consider that an adverse judgment against CPS in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial condition.

         OTHER LITIGATION. On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, alleging that plaintiff Coleman was harmed by an alleged failure to refer, in the notice given after repossession of her vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. Plaintiff seeks damages in an unspecified amount, on behalf of a purported nationwide class. CPS removed the case to federal bankruptcy court, and filed a motion for summary judgment as part of its adversary proceeding against the plaintiff in the bankruptcy court. The federal bankruptcy court granted the plaintiff's motion to send the matter back to Alabama state court. CPS appealed that ruling to the federal district court. That court ordered the bankruptcy court to decide whether the plaintiff has standing to pursue her claims, and, if standing is found, to reconsider its remand decision. The matter is currently pending before the bankruptcy court. Although we believe that we have one or more defenses to each of the claims made in this lawsuit, no discovery has yet been conducted and the case is still in its earliest stages. Accordingly, there can be no assurance as to its outcome.

         In June 2004, Plaintiff Jeremy Henry filed a lawsuit against the Company in the California Superior Court, San Diego County, alleging improper practices related to the notice given after repossession of a vehicle that he purchased. Plaintiff's motion for a certification of a class has been denied, and is the subject of an appeal now before the California Court of Appeal. Irrespective of the outcome of that appeal, as to which there can be no assurance, the Company has a number of defenses that may dispose of the claims of plaintiff Henry.

         In August and September 2005, two plaintiffs represented by the same law firm filed substantially identical lawsuits in the federal district court for the northern district of Illinois, each of which purports to be a class action, and each of which alleges that CPS improperly accessed consumer credit information. CPS has reached agreements in principle to settle these cases. One of the settlements has received final approval from the court and the other has received preliminary approval. Notice of the settlements has been sent to the class.

         The Company has recorded a liability as of December 31, 2006 that it believes represents a sufficient allowance for legal contingencies. Any adverse judgment against the Company, if in an amount materially in excess of the recorded liability, could have a material adverse effect on the financial position of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to our shareholders during the fourth quarter of 2006.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         CHARLES E. BRADLEY, JR., 47, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

         MARK A. CREATURA, 47, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

         JEFFREY P. FRITZ, 47, has been Senior Vice President - Chief Financial Officer since April 2006. He was Senior Vice President - Accounting from August 2004 through March 2006. He served as a consultant to us from May 2004 to August 2004. Previously, he was the Chief Financial Officer of SeaWest Financial Corp. from February 2003 to May 2004, and the Chief Financial Officer of AFCO Auto Finance from April 2002 to February 2003. He practiced public accounting with Glenn M. Gelman & Associates from March 2001 to April 2002 and was Chief Financial Officer of Credit Services Group, Inc. from May 1999 to November 2000. He previously served as our Chief Financial Officer from our inception through May 1999.

         CURTIS K. POWELL, 50, has been Senior Vice President - Contract Origination since June 2001. Previously, he was our Senior Vice President - Marketing, from April 1995. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

         ROBERT E. RIEDL, 43, has been Senior Vice President - Chief Investment Officer since April 2006. Mr. Riedl was Senior Vice President - Chief Financial Officer from August 2003 until assuming his current position. Mr. Riedl joined the Company as Senior Vice President - Risk Management in January 2003. Previously, Mr. Riedl was a Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 2000 to 2002. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of NCA's portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services Corporation from 1995 until joining SLP Capital in 1999.

         CHRISTOPHER TERRY, 39, has been Senior Vice President - Servicing since May 2005, and prior to that was Senior Vice President - Asset Recovery since January 2003. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

         The Company's Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for the Company's Common Stock for the periods shown.

                                                             HIGH         LOW
                                                           --------     --------
January 1 - March 31, 2005 ...........................       5.50         4.26
April 1 - June 30, 2005 ..............................       5.38         3.50
July 1 - September 30, 2005 ..........................       5.45         4.14
October 1 - December 31, 2005 ........................       6.50         4.82
January 1 - March 31, 2006 ...........................       8.50         5.30
April 1 - June 30, 2006 ..............................       8.84         6.04
July 1 - September 30, 2006 ..........................       7.53         5.08
October 1 - December 31, 2006 ........................       7.46         5.30

         As of February 5, 2007, there were 77 holders of record of the Company's Common Stock. To date, the Company has not declared or paid any dividends on its Common Stock. The payment of future dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon the Company's income, its capital requirements and financial condition, and other relevant factors. The instruments governing the Company's outstanding debt place certain restrictions on the payment of dividends. The Company does not intend to declare any dividends on its Common Stock in the foreseeable future, but instead intends to retain any cash flow for use in the Company's operations.

         The table below presents information regarding outstanding options to purchase the Company's Common Stock as of December 31, 2006:

                                            Number of securities      Weighted average          Number of
                                             to be issued upon       exercise price of    securities remaining
                                           exercise of outstanding      outstanding       available for future
                                             options, warrants       options, warrants    issuance under equity
           Plan category                         and rights              and rights         compensation plans
------------------------------------------     ---------------         --------------        ---------------

Equity compensation plans
approved by security holders .............           5,352,199         $         4.11                624,261
Equity compensation plans not
approved by security holders .............                  --                     --                     --
                                               ---------------         --------------        ---------------
Total ....................................           5,352,199         $         4.11                624,261
                                               ===============         ==============        ===============



           ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER


                                                                        Total number of      Approximate dollar
                                       Total                          Shares Purchased as   Value of Shares that
                                     Number of           Average       Part of Publicly     May Yet be Purchased
                                       Shares          Price Paid     Announced Plans or     Under the Plans or
            Period(1)                Purchased          per Share        Programs(2)             Programs
------------------------------    ----------------     -----------     ----------------     -------------------

October 2006 ................              113,667     $      6.15              113,667     $         1,807,692
November 2006 ...............              152,028            7.12              152,028                 713,481
December 2006 ...............               74,300            6.64               74,300                 213,277
                                  ----------------     -----------     ----------------

Total .......................              339,995     $      6.69              339,995
                                  ================     ===========     ================



(1) EACH MONTHLY PERIOD IS THE CALENDAR MONTH.
(2) OUR BOARD OF DIRECTORS HAS AUTHORIZED THE PURCHASE OF UP TO $5 MILLION OF OUR OUTSTANDING SECURITIES, WHICH PROGRAM WAS FIRST ANNOUNCED IN OUR ANNUAL REPORT FOR THE YEAR 2002, FILED ON MARCH 26, 2003. ALL PURCHASES DESCRIBED IN THE TABLE ABOVE WERE UNDER THE PLAN ANNOUNCED IN MARCH 2003, WHICH HAS NO FIXED EXPIRATION DATE. ON FEBRUARY 8, 2007, THE BOARD OF DIRECTOR'S AUTHORIZED THE PURCHASE OF AN ADDITIONAL $5 MILLION OF OUR SECURITIES, CONTINGENT UPON CONSENT FROM THE RELATED PARTY SENIOR SECURED LENDER.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents our selected consolidated financial data and operating data as of and for the dates indicated. The data under the captions "Statement of Operations Data" and "Balance Sheet Data" have been derived from our audited and unaudited consolidated financial statements. The remainder is derived from other records of ours.

         You should read the selected consolidated financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited and unaudited financial statements and notes thereto that are included in this report.

                                                                                           As of and
                                                                                 For the Year Ended December 31,
     (dollars in thousands, except per share data)             2006            2005           2004           2003           2002
                                                           -----------     -----------    -----------    -----------    -----------
Statement of Operations Data
Revenues:
     Interest income ...................................   $   263,566     $   171,834    $   105,818    $    58,164    $    48,644
     Servicing fees ....................................         2,894           6,647         12,480         17,058         14,621
     Net gain on sale of contracts .....................            --              --             --         10,421         21,518
     Other income ......................................        12,403          15,216         14,394         19,343         13,605
                                                           -----------     -----------    -----------    -----------    -----------
          Total revenues ...............................       278,863         193,697        132,692        104,986         98,388
                                                           -----------     -----------    -----------    -----------    -----------
Expenses:
     Employee costs ....................................        38,483          40,384         38,173         37,141         37,778
     General and administrative ........................        42,011          39,285         33,936         31,581         31,549
     Interest expense ..................................        93,112          51,669         32,147         23,861         23,925
     Provision for credit losses .......................        92,057          58,987         32,574         11,390             --
     Impairment loss on residual assets (1) ............            --              --         11,750          4,052          5,074
                                                           -----------     -----------    -----------    -----------    -----------
          Total expenses ...............................       265,663         190,325        148,580        108,025         98,326
                                                           -----------     -----------    -----------    -----------    -----------
Income (loss) before income tax benefit ................        13,200           3,372        (15,888)        (3,039)            62
Income tax benefit .....................................       (26,355)             --             --         (3,434)        (2,934)
Extraordinary item, unallocated negative goodwill ......            --              --             --             --         17,412
                                                           -----------     -----------    -----------    -----------    -----------
Net income (loss) ......................................   $    39,555     $     3,372    $   (15,888)   $       395    $    20,408
                                                           ===========     ===========    ===========    ===========    ===========

Earnings (loss) per share before
     extraordinary item-basic ..........................   $      1.82     $      0.16    $     (0.75)   $      0.02    $      0.15
Earnings (loss) per share before
     extraordinary item-diluted ........................   $      1.64     $      0.14    $     (0.75)   $      0.02    $      0.14
Earnings (loss) per share-basic ........................   $      1.82     $      0.16    $     (0.75)   $      0.02    $      1.03
Earnings (loss) per share-diluted ......................   $      1.64     $      0.14    $     (0.75)   $      0.02    $      0.97
Pre-tax income (loss) per share-basic (2) ..............   $      0.61     $      0.16    $     (0.75)   $     (0.15)   $      0.00
Pre-tax income (loss) per share-diluted (3) ............   $      0.55     $      0.14    $     (0.75)   $     (0.14)   $      0.00
Weighted average shares outstanding-basic ..............        21,759          21,627         21,111         20,263         19,902
Weighted average shares outstanding-diluted ............        24,052          23,513         21,111         21,578         20,987

BALANCE SHEET DATA
Total assets ...........................................   $ 1,728,341     $ 1,155,144    $   766,599    $   492,470    $   285,448
Cash and cash equivalents ..............................        14,215          17,789         14,366         33,209         32,942
Restricted cash and equivalents ........................       193,001         157,662        125,113         67,277         18,912
Finance receivables, net ...............................     1,401,414         913,576        550,191        266,189         84,592
Residual interest in securitizations ...................        13,795          25,220         50,430        111,702        127,170
Warehouse lines of credit ..............................        72,950          35,350         34,279         33,709             --
Residual interest financing ............................        31,378          43,745         22,204             --             --
Securitization trust debt ..............................     1,442,995         924,026        542,815        245,118         71,630
Long-term debt .........................................        38,574          58,655         74,829        102,465        103,572
Shareholders' equity ...................................       111,512          73,589         69,920         82,160         82,574




                                                                                           As of and
                                                                                 For the Year Ended December 31,
     (dollars in thousands, except per share data)             2006            2005           2004           2003           2002
                                                           -----------     -----------    -----------    -----------    -----------
CONTRACT PURCHASES/SECURITIZATIONS
Automobile contract purchases ..........................   $ 1,019,018     $   691,252    $   447,232    $   357,320    $   463,253
Automobile contract acquisitions (4) ...................            --              --         74,901        152,143        380,000
Automobile contracts securitized - structured
     as sales ..........................................            --              --             --        254,436        418,059
Automobile contracts securitized - structured
     as secured financings .............................       957,681         674,421        479,369        140,288             --

MANAGED PORTFOLIO DATA
Contracts held by consolidated subsidiaries ............   $ 1,527,285     $ 1,000,597    $   619,794    $   315,598    $   117,075
Contracts held by non-consolidated subsidiaries ........        34,850         103,130        233,621        425,534        478,136
SeaWest third party portfolio (5) ......................         3,770          18,018         53,463             --
                                                           -----------     -----------    -----------    -----------    -----------
Total managed portfolio ................................   $ 1,565,905     $ 1,121,745    $   906,878    $   741,132    $   595,211
Average managed portfolio ..............................     1,376,781         997,697        861,262        662,382        524,286

Weighted average fixed effective interest rate
     (total managed portfolio) (6) .....................          18.5%           18.6%          19.2%          19.7%          20.4%
Core operating expense
     (% of average managed portfolio) (7) ..............           5.8%            8.0%           8.4%          10.4%          13.2%
Allowance for loan losses ..............................   $    79,380     $    57,728    $    42,615    $    35,889    $    25,828
Allowance for loan losses (% of total contracts
     held by consolidated subsidiaries) ................           5.2%            5.8%           6.9%          11.4%          22.1%
Total delinquencies (6) (8) ............................           4.0%            3.8%           4.0%           4.7%           4.6%
Total delinquencies and repossessions (6) (8) ..........           5.5%            5.0%           5.6%           6.2%           6.4%
Net charge-offs (6) (9) ................................           4.5%            5.3%           7.8%           6.8%           8.6%


(1) THE IMPAIRMENT LOSS WAS RELATED TO OUR ANALYSIS AND ESTIMATE OF THE EXPECTED ULTIMATE PERFORMANCE OF OUR PREVIOUSLY SECURITIZED POOLS THAT WERE HELD BY OUR NON-CONSOLIDATED SUBSIDIARIES AND THE RESIDUAL INTEREST IN SECURITIZATIONS. THE IMPAIRMENT LOSS WAS A RESULT OF THE ACTUAL NET LOSS AND PREPAYMENT RATES EXCEEDING OUR PREVIOUS ESTIMATES FOR THE AUTOMOBILE CONTRACTS HELD BY OUR NON-CONSOLIDATED SUBSIDIARIES.
(2) INCOME (LOSS) BEFORE INCOME TAX BENEFIT DIVIDED BY WEIGHTED AVERAGE SHARES OUTSTANDING-BASIC. INCLUDED FOR ILLUSTRATIVE PURPOSES BECAUSE SOME OF THE PERIODS PRESENTED INCLUDE SIGNIFICANT INCOME TAX BENEFITS WHILE OTHER PERIODS HAVE NEITHER INCOME TAX BENEFIT NOR EXPENSE.
(3) INCOME (LOSS) BEFORE INCOME TAX BENEFIT DIVIDED BY WEIGHTED AVERAGE SHARES OUTSTANDING-DILUTED. INCLUDED FOR ILLUSTRATIVE PURPOSES BECAUSE SOME OF THE PERIODS PRESENTED INCLUDE SIGNIFICANT INCOME TAX BENEFITS WHILE OTHER PERIODS HAVE NEITHER INCOME TAX BENEFIT NOR EXPENSE.
(4) REPRESENTS AUTOMOBILE CONTRACTS NOT PURCHASED DIRECTLY FROM DEALERS, BUT ACQUIRED AS A RESULT OF OUR ACQUISITIONS OF MFN IN 2002, TFC IN 2003 AND OF CERTAIN ASSETS OF SEAWEST IN 2004.
(5) RECEIVABLES RELATED TO THE SEAWEST THIRD PARTY PORTFOLIO, ON WHICH WE EARN ONLY A SERVICING FEE.
(6)  EXCLUDES RECEIVABLES RELATED TO THE SEAWEST THIRD PARTY PORTFOLIO.
(7) TOTAL EXPENSES EXCLUDING PROVISION FOR CREDIT LOSSES, INTEREST EXPENSE AND IMPAIRMENT LOSS ON RESIDUAL ASSETS.
(8) FOR FURTHER INFORMATION REGARDING DELINQUENCIES AND THE MANAGED PORTFOLIO, SEE THE TABLE CAPTIONED "DELINQUENCY EXPERIENCE," IN ITEM 1, PART I OF THIS REPORT AND THE NOTES TO THAT TABLE.
(9) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF THE CHARGE-OFF, INCLUDING SOME RECOVERIES WHICH HAVE BEEN CLASSIFIED AS OTHER INCOME IN THE ACCOMPANYING FINANCIAL STATEMENTS. FOR FURTHER INFORMATION REGARDING CHARGE-OFFS, SEE THE TABLE CAPTIONED "NET CHARGE-OFF EXPERIENCE," IN ITEM I, PART I OF THIS REPORT AND THE NOTES TO THAT TABLE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other information included or incorporated by reference herein.

OVERVIEW

         We are a specialty finance company engaged in purchasing and servicing new and used retail automobile contracts originated primarily by franchised automobile dealerships and to a lesser extent by select independent dealers of used automobiles in the United States. We serve as an alternative source of financing for dealers, facilitating sales to sub-prime customers, who have limited credit history, low income or past credit problems and who otherwise might not be able to obtain financing from traditional sources. We are headquartered in Irvine, California and have three additional servicing branches in Virginia, Florida and Illinois.

         On March 8, 2002, we acquired MFN Financial Corporation and its subsidiaries in a merger. On May 20, 2003, we acquired TFC Enterprises, Inc. and its subsidiaries in a second merger. Each merger was accounted for as a purchase. MFN Financial Corporation and its subsidiaries and TFC Enterprises, Inc. and its subsidiaries were engaged in businesses similar to ours: buying automobile contracts from dealers and servicing those automobile contracts. MFN Financial Corporation and its subsidiaries ceased acquiring automobile contracts in May 2002; TFC continues to acquire automobile contracts under its "TFC Programs," which provide financing exclusively for vehicle purchases by members of the United States Armed Forces.

         On April 2, 2004, we purchased a portfolio of automobile contracts and certain other assets from SeaWest Financial Corporation and its subsidiaries. In addition, we were named the successor servicer of three term securitization transactions originally sponsored by SeaWest. We do not offer financing programs similar to those previously offered by SeaWest.

         From inception through June 2003, we generated revenue primarily from the gains recognized on the sale or securitization of automobile contracts, servicing fees earned on automobile contracts sold, interest earned on residuals interests retained in securitizations, and interest earned on finance receivables. Since July 2003, we have not recognized any gains from the sale of automobile contracts. Instead, since July 2003 our revenues have been derived from interest on finance receivables and, to a lesser extent, servicing fees and interest earned on residual interests in securitizations.

SECURITIZATION AND WAREHOUSE CREDIT FACILITIES

GENERALLY

         Throughout the periods for which information is presented in this report, we have purchased automobile contracts with the intention of financing them on a long-term basis through securitizations, and on an interim basis through our warehouse credit facilities. All such financings have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to one of our special-purpose subsidiaries, and issuance of asset-backed securities to fund the transactions. Depending on the structure, these transactions may be accounted for under generally accepted accounting principles as sales of the automobile contracts or as secured financings.

         When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically: (i) recognize interest and fee income on the contracts, (ii) recognize interest expense on the securities issued in the transaction, and (iii) record as expense a provision for credit losses on the contracts.

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

CHANGE IN POLICY

         Beginning in the third quarter of 2003, we began to structure our securitization transactions so that they would be treated for financial accounting purposes as secured financings, rather than as sales. All subsequent securitizations of automobile contracts have been so structured. Prior to the third quarter of 2003, we had structured our securitization transactions to be treated as sales of automobile contracts for financial accounting purposes. In our acquisitions of MFN and TFC, we acquired automobile contracts that these companies had previously securitized in securitization transactions that were treated as secured financings for financial accounting purposes. As of December 31, 2006, our consolidated balance sheet included net finance receivables of $1.9 million related to automobile contracts acquired in the two mergers, out of totals of net finance receivables of $1,401.4 million.

CREDIT RISK RETAINED

         Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2006 was approximately $1,565.9 million (this amount includes $3.8 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees and have no credit risk).

CRITICAL ACCOUNTING POLICIES

         We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Residual Interest in Securitizations and Gain on Sale of Automobile Contracts and (c) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

ALLOWANCE FOR FINANCE CREDIT LOSSES

         In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well.

RESIDUAL INTEREST IN SECURITIZATIONS AND GAIN ON SALE OF AUTOMOBILE CONTRACTS

         In transactions prior to the third quarter of 2003, we recognized gain on sale on the disposition of automobile contracts either outright, in securitization transactions, and in certain of our warehouse credit facilities. In those securitization transactions and in the warehousing transactions that were treated as sales for financial accounting purposes, we, or one of our wholly-owned, consolidated subsidiaries, retain a residual interest in the automobile contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary.

         The line item "residual interest in securitizations" on our consolidated balance sheet represents the residual interests in securitizations completed prior to the third quarter of 2003. This line represents the discounted sum of expected future cash flows from these securitization trusts. Accordingly, the valuation of the residual interest is heavily dependent on estimates of future performance of the automobile contracts included in the securitizations.

         We structured all subsequent securitizations and warehouse credit facilities as secured financings. The warehouse credit facilities are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on our consolidated balance sheet, and the securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt."

         The key economic assumptions used in measuring all residual interests as of December 31, 2006 and December 31, 2005 are included in the table below. We have used an effective pre-tax discount rate of 14% per annum except for certain collections from charged off receivables related to our securitizations executed from 2001 through the second quarter of 2003. With respect to collections from such charged off receivables, we have used a discount rate of 25% per annum.

                                              12/31/2006       12/31/2005
----------------------------------------    --------------   --------------
Prepayment Speed (Cumulative)...........     22.7% - 32.5%    22.2% - 35.8%
Net Credit Losses (Cumulative)..........     11.8% - 15.4%    11.9% - 20.2%

         Key economic assumptions and the sensitivity of the fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions as of December 2006 are as follows:

                                                                              DECEMBER 31,
                                                                         ---------------------
                                                                                 2006
                                                                         (DOLLARS IN THOUSANDS)
Carrying amount/fair value of residual interest in securitizations...    $          13,795
Weighted average life in years.......................................                1.49

Prepayment Speed Assumption (Cumulative).............................           22.7% - 32.5%
Estimated Fair value assuming 10% adverse change.....................    $          13,774
Estimated Fair value assuming 20% adverse change.....................               13,754

Expected Net Credit Losses (Cumulative)..............................           11.8% - 15.4%
Estimated Fair value assuming 10% adverse change.....................    $          13,661
Estimated Fair value assuming 20% adverse change.....................               13,539

Residual Cash Flows Discount Rate (Annual)...........................           14.0% - 25.0%
Estimated Fair value assuming 10% adverse change.....................    $          13,648
Estimated Fair value assuming 20% adverse change.....................               13,505

         These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market rates may result in lower prepayments and increased credit losses), which could magnify or counteract the sensitivities.

         Our residual interest is attributable to receivables originated and securitized prior to the third quarter of 2003. Consequently, these receivables are nearing the end of their contractual terms and, we believe, have already incurred a substantial portion of the losses that they will likely incur in total. Moreover, the terms of the securitizations provide us the option to repurchase the underlying receivables from the trust and retire the related bonds. Such repurchases are referred to as "clean-ups". When a clean-up takes place, we purchase the underlying receivables and record them on our balance sheet and remove that portion of the residual interest that is attributable to the trust that is terminated when the related bonds are retired. We often conduct such clean-ups as the terms of the securitizations permit including two each in 2005 and 2006, and one since December 31, 2006. A portion of our residual interest represents future cash flows from recoveries on charges offs from clean-up securitizations and will remain on our balance sheet for some time even after the clean-up of the final transaction until those particular cash flows are realized.

         Our term securitization structure has generally been as follows:

         We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. We purchase external credit enhancement in the form of a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior asset-backed securities, from an insurance company. In addition, we structure our securitizations to include internal credit enhancement for the benefit of the insurance company and the investors (i) in the form of an initial cash deposit to an account ("spread account") held by the trust, (ii) in the form of overcollateralization of the senior asset-backed securities, where the principal balance of the senior asset-backed securities issued is less than the principal balance of the automobile contracts, (iii) in the form of subordinated asset-backed securities, or (iv) some combination of such internal credit enhancements. The agreements governing the securitization transactions require that the initial level of internal credit enhancement be supplemented by a portion of collections from the automobile contracts until the level of internal credit enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related automobile contracts. The specified levels at which the internal credit enhancement is to be maintained will vary depending on the performance of the portfolios of automobile contracts held by the trusts and on other conditions, and may also be varied by agreement among us, our special purpose subsidiary, the insurance company and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one transaction to another. The agreements governing the securitizations generally grant us the option to repurchase the sold automobile contracts from the trust when the aggregate outstanding balance of the automobile contracts has amortized to a specified percentage of the initial aggregate balance.

         The prior securitizations that were treated as sales for financial accounting purposes differ from those treated as secured financings in that the trust to which our special-purpose subsidiaries sold the automobile contracts met the definition of a "qualified special-purpose entity" under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of those trusts are not consolidated into our consolidated balance sheet.

         Our warehouse credit facility structures are similar to the above, except that (i) our special-purpose subsidiaries that purchase the automobile contracts pledge the automobile contracts to secure promissory notes that they issue, (ii) no increase in the required amount of internal credit enhancement is contemplated, and (iii) we do not purchase financial guaranty insurance. During 2006 the maximum advance under our warehouse lines increased from 80% to 83% of the aggregate principal balance of eligible automobile contracts. In January 2007, one of our warehouse lines was further amended to provide for an advance of up to 93% of the aggregate principal balance of eligible automobile contracts. The other warehouse line was similarly amended in February 2007.

         Upon each sale of automobile contracts in a transaction structured as a secured financing for financial accounting purposes, whether a term securitization or a warehouse financing, we retain on our consolidated balance sheet the related automobile contracts as assets and record the asset-backed notes issued in the transaction as indebtedness.

         Under the prior securitizations and warehouse credit facilities structured as sales for financial accounting purposes, we removed from our consolidated balance sheet the automobile contracts sold and added to our consolidated balance sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that we retained in the automobile contracts sold in the transaction. That retained or residual interest consisted of (a) the cash held in the spread account, if any, (b) overcollateralization, if any, (c) subordinated asset-backed securities retained, if any, and (d) receivables from the trust, which include the net interest receivables. Net interest receivables represent the estimated discounted cash flows to be received from the trust in the future, net of principal and interest payable with respect to the asset-backed notes, the premium paid to the insurance company, and certain other expenses. The excess of the cash received and the assets we retained over the carrying value of the automobile contracts sold, less transaction costs, equaled the net gain on sale of automobile contracts we recorded. Until the maturity of these transactions, our consolidated balance sheet will reflect both securitization transactions structured as sales and others structured as secured financings.

         With respect to transactions structured as sales for financial accounting purposes, we allocate our basis in the automobile contracts between the asset-backed securities sold and the residual interests retained based on the relative fair values of those portions on the date of the sale. We recognize gains or losses attributable to the change in the fair value of the residual interests, which are recorded at estimated fair value. We are not aware of an active market for the purchase or sale of interests such as the residual interests; accordingly, we determine the estimated fair value of the residual interests by discounting the amount of anticipated cash flows that we estimate will be released to us in the future (the cash out method), using a discount rate that we believe is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. We have used an effective pre-tax discount rate of 14% per annum, except for certain collections from charged off receivables related to our securitizations executed from 2001 through the second quarter of 2003. With respect to collections from such charged off receivables, we have used a discount rate of 25% per annum.

         We receive periodic base servicing fees for the servicing and collection of the automobile contracts. (Under our current securitization structure, such servicing fees are included in interest income from the automobile contracts). In addition, we are entitled to the cash flows from the trusts that represent collections on the automobile contracts in excess of the amounts required to pay principal and interest on the asset-backed securities, base servicing fees, and certain other fees and expenses (such as trustee and custodial fees). Required principal payments on the notes are generally defined as the payments sufficient to keep the principal balance of such notes equal to the aggregate principal balance of the related automobile contracts (excluding those automobile contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related securitization agreements require accelerated payment of principal until the principal balance of the asset-backed securities is reduced to the specified percentage. Such accelerated principal payment is said to create overcollateralization of the asset-backed notes.

         If the amount of cash required for payment of fees, expenses, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the spread account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related spread account or the required overcollateralization level, the excess is released to us. If the spread account and overcollateralization is not at the required level, then the excess cash collected is retained in the trust until the specified level is achieved. Although spread account balances are held by the trusts on behalf of our special-purpose subsidiaries as the owner of the residual interests (in the case of securitization transactions structured as sales for financial accounting purposes) or the trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), we are restricted in use of the cash in the spread accounts. Cash held in the various spread accounts is invested in high quality, liquid investment securities, as specified in the securitization agreements. The interest rate payable on the automobile contracts is significantly greater than the interest rate on the asset-backed notes. As a result, the residual interests described above historically have been a significant asset of ours. In determining the value of the residual interests, we must estimate the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. We estimate prepayments by evaluating historical prepayment performance of comparable automobile contracts. We estimate recovery rates of previously charged off receivables using available historical recovery data. We estimate defaults and default loss severity using available historical loss data for comparable automobile contracts and the specific characteristics of the automobile contracts we purchased. In valuing the residuals as of December 31, 2006, we estimate that charge-offs as a percentage of the original principal balance will approximate 15.5% to 19.4% cumulatively over the lives of the related automobile contracts, with recovery rates approximating 3.6% to 4.2% of the original principal balance and prepayment estimates of approximately 22.7% to 32.5% cumulatively over the lives of the related automobile contracts.

         For securitizations that were structured as a sale for financial accounting purposes, we recognize interest income on the balance of the residual interests. In addition, we would recognize as gain additional revenue from the residual interests if the actual performance of the automobile contracts were better than our estimate of the value of the residual interest. If the actual performance of the automobile contracts were worse than our estimate, then a downward adjustment to the carrying value of the residuals and a related impairment charge would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related automobile contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

         In all of our term securitizations and warehouse credit facilities, whether treated as secured financings or as sales, we have sold the automobile contracts (through a subsidiary) to the securitization entity. The difference between the two structures is that in securitizations that are treated as secured financings we report the assets and liabilities of the securitization trust on our consolidated balance sheet. Under both structures, recourse to us by holders of the asset-backed securities and by the trust, for failure of the automobile contract obligors to make payments on a timely basis, is limited to the automobile contracts included in the securitizations or warehouse credit facilities, the spread accounts and our retained interests in the respective trusts.

INCOME TAXES

         We and our subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         As part of the both the MFN Merger and the TFC Merger, we acquired certain net operating losses and built-in loss assets. During each period since the MFN Merger through the third quarter of 2006, we have identified the types and amounts of temporary differences and the nature and amount of each type of operating loss and tax credit carryforward as well as the length of the carryforward period. Moreover, we considered various positive and negative evidence to ascertain, based on the weight of that evidence, if a valuation allowance against the certain components of deferred tax assets was appropriate. Through the third quarter of 2006, based on our analysis of both positive and negative evidence pertaining to the realization of deferred tax assets, we had determined that it was not more than likely that a significant amount of the deferred tax assets would be realized in the future. As a result, we maintained a significant valuation allowance against those available deferred tax assets.

         However, as of December 31, 2006 our review of both positive and negative evidence pertaining to the realization of deferred tax assets suggests to us that it is now more than likely that we will realize a substantial portion of deferred tax assets. A significant portion of the deferred tax assets is attributable to the mergers and is limited as to the annual amount and the number of future periods that it can be realized. Consequently, we considered our history of cumulative taxable income since our inception in the evaluation of positive and negative evidence. Other significant components of our deferred tax asset are not limited as to their annual amount and timeframe for realization as they have resulted from our recent history of taxable income substantially in excess of our net income. As a result, we have released that portion of the valuation allowance that represents the portion of deferred tax assets that we believe are more likely than not to be realized. We continue to maintain a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely.

         In determining the possible realization of deferred tax assets, we consider future taxable income from future operations exclusive of reversing temporary differences and tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

RESULTS OF OPERATIONS

EFFECTS OF CHANGE IN SECURITIZATION STRUCTURE

         Our decision in the third quarter of 2003 to structure securitization transactions as secured financings for financial accounting purposes, rather than as sales, has affected and will affect the way in which the transactions are reported. The major effects are these: (i) the automobile contracts are shown as assets on our balance sheet; (ii) the debt issued in the transactions is shown as indebtedness; (iii) cash deposited in the spread accounts to enhance the credit of the securitization transactions is shown as "Restricted cash" on our balance sheet; (iv) cash collected from automobile purchasers and other sources related to the automobile contracts prior to making the required payments under the securitization agreements is also shown as "Restricted cash" on our balance sheet; (v) the servicing fee that we receive in connection with such contracts is recorded as a portion of the interest earned on such contracts in our statements of operations; (vi) we have initially and periodically recorded as expense a provision for estimated credit losses on the contracts in our statements of operations; and (vii) portions of scheduled payments on the contracts and on the debt issued in the transactions representing interest are recorded as interest income and expense, respectively, in our statements of operations.

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

         Since the third quarter of 2003, we have conducted 18 term securitizations. Of these 18, 14 were quarterly securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005. Also, in June 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. Further, in December 2005, we completed a securitization that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations of our MFN and TFC subsidiaries. All such securitizations since the third quarter of 2003 have been structured as secured financings.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2006 WITH THE YEAR ENDED DECEMBER 31, 2005

         REVENUES. During the year ended December 31, 2006, revenues were $278.9 million, an increase of $85.2 million, or 44.0%, from the prior year revenue of $193.7 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2006 increased $91.7 million, or 53.4%, to $263.6 million from $171.8 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (resulting in an increase of $102.4 million in interest income). This increase was partially offset by the decline in the balance of the portfolios of automobile contracts we acquired in the MFN, TFC and SeaWest transactions (in the aggregate, resulting in a decrease of $10.9 million in interest income). In addition, interest income on our residual asset increased by $318,000.

         Servicing fees totaling $2.9 million in the year ended December 31, 2006 decreased $3.8 million, or 56.5%, from $6.6 million in the prior year. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in our managed portfolio held by non-consolidated subsidiaries. As a result of the decision to structure future securitizations as secured financings, our managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of December 31, 2006 and 2005, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                                 December 31, 2006     December 31, 2005
                                                -------------------   -------------------
                                                  Amount       %        Amount        %
                                                ----------   ------   ----------   ------
Total Managed Portfolio                                      ($ in millions)
Owned by Consolidated Subsidiaries ..........   $  1,527.3    97.5%   $  1,000.6    89.2%
Owned by Non-Consolidated Subsidiaries ......         34.8     2.2%        103.1     9.2%
SeaWest Third Party Portfolio ...............          3.8     0.2%         18.0     1.6%
                                                ----------   ------   ----------   ------

Total .......................................   $  1,565.9   100.0%   $  1,121.7   100.0%
                                                ==========   ======   ==========   ======

         At December 31, 2006, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,565.9 million (this amount includes $3.8 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,121.7 million as of December 31, 2005. As the portfolios of automobile contracts acquired in the MFN Merger, TFC Merger, and SeaWest transaction decrease, the portfolio of automobile contracts that we purchased directly from automobile dealers continues to expand. At December 31, 2006 and 2005, the managed portfolio composition was as follows:


                                                 December 31, 2006     December 31, 2005
                                                -------------------   -------------------
                                                  Amount       %        Amount        %
                                                ----------   ------   ----------   ------
Originating Entity                                           ($ in millions)
CPS .........................................   $  1,496.5    95.6%   $  1,017.3    90.7%
TFC .........................................         60.9     3.9%         68.6     6.1%
MFN .........................................          0.2     0.0%          2.5     0.2%
SeaWest .....................................          4.5     0.3%         15.3     1.4%
SeaWest Third Party Portfolio ...............          3.8     0.2%         18.0     1.6%
                                                ----------   ------   ----------   ------

Total .......................................   $  1,565.9   100.0%   $  1,121.7   100.0%
                                                ==========   ======   ==========   ======

         Other income decreased $2.8 million, or 18.5%, to $12.4 million in the year ended December 31, 2006 from $15.2 million during the prior year. The year over year decrease is the result of a variety of factors. Current year other income includes $1.2 million resulting from an increase in the carrying value of our residual interest in securitizations. The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated. The prior year period included proceeds of $2.4 million from the sale of certain charged off receivables acquired in the MFN, TFC and SeaWest acquisitions. In addition, we experienced decreases in recoveries on MFN and certain other automobile contracts (a decrease of $638,000) compared to the same prior year and decreased revenue on our direct mail services (a decrease of $752,000). These direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria. We also experienced increases in convenience fees charged to obligors for certain transaction types (an increase of $690,000).

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

         Other operating expenses consist primarily of facilities expenses, telephone and other communication services, credit services, computer services, marketing and advertising expenses, and depreciation and amortization.

         Total operating expenses were $265.7 million for the year ended December 31, 2006, compared to $190.3 million for the prior year, an increase of $75.3 million, or 39.6%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $33.1 million and $41.4 million, or 56.1% and 80.2%, respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates.

         Employee costs decreased slightly to $38.5 million during the year ended December 31, 2006, representing 14.5% of total operating expenses, from $40.4 million for the prior year, or 21.2% of total operating expenses. During the year ended December 31, 2006, we deferred $2.9 million of direct employee costs associated with the purchase of automobile contracts in the period, in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). Prior to 2006, we have not deferred and amortized such costs as our analyses indicated that the effect of such deferral and amortization would not have been material. However, due to continued increases in volumes of automobile contract purchases and refinements in our methodology to measure direct costs associated with automobile contract purchases, our estimate of direct costs has increased, resulting in the need to defer such costs and amortize them over the lives of the related automobile contracts as an adjustment to the yield in accordance with SFAS 91. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

         General and administrative expenses increased slightly to $23.2 million and represented 8.7% of total operating expenses in the year ending December 31, 2006, as compared to the prior year when general and administrative expenses represented 12.1% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

         Interest expense for the year ended December 31, 2006 increased $41.4 million, or 80.2%, to $93.1 million, compared to $51.7 million in the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt increased by $40.5 million in 2006 compared to the prior year. We also experienced increases in warehouse interest expense and residual interest financing interest expenses of $2.7 million and $2.7 million, respectively. A portion of the increase in interest expense can also be attributed to a gradual increase in market interest rates during 2006. Increases in interest expense for securitization trust debt, warehouse and residual interest financing were somewhat offset by a decrease of $4.5 million in interest expense for subordinated debt.

         Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and increased by $2.0 million, or 16.9%, to $14.0 million, compared to $12.0 million in the previous year and represented 5.3% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the year ended December 31, 2006 as compared to the prior year. During the year ended December 31, 2006, we purchased 66,504 automobile contracts aggregating $1,019.0 million, compared to 46,666 automobile contracts aggregating $691.3 million in the prior year.

         Occupancy expenses increased by $583,000 or 17.1%, to $4.0 million compared to $3.4 million in the previous year and represented 1.5% of total operating expenses.

         Depreciation and amortization expenses increased by $10,000, or 1.3%, to $800,000 from $790,000 in the previous year.

         During the year ended December 31, 2006, we recorded an income tax benefit of $41.8 million related to the reversal of a portion of the valuation allowance against deferred tax assets, offset by current income tax paid or currently payable of $20.2 million, less $4.8 million in deferred tax benefit. As of December 31, 2006, we had remaining deferred tax assets of $64.1 million, partially offset by a valuation allowance of $9.4 million related to federal and state net operating losses and other timing differences, leaving a net deferred tax asset of $54.7 million.

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2005 WITH THE YEAR ENDED DECEMBER 31, 2004

         REVENUES. During the year ended December 31, 2005, revenues were $193.7 million, an increase of $61.0 million, or 46.0%, from the prior year revenue of $132.7 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2005 increased $66.0 million, or 62.4%, to $171.8 million in 2005 from $105.8 million in 2004. The primary reason for the increase in interest income is the growth of the finance receivables held by consolidated subsidiaries on our balance sheet. During 2005, we purchased $691.3 million of automobile contracts and increased our balance of receivables held by consolidated subsidiaries to $1,000.6 million at December 31, 2005 from $619.8 million at December 31, 2004, an increase of 61.4%. Offsetting the increase in interest income were decreases in the balance of receivables acquired in the MFN, TFC and SeaWest transactions, which resulted in decreases in interest income of $1.8 million, $2.0 million and $2.6 million, respectively.

         Servicing fees totaling $6.6 million in the year ended December 31, 2005 decreased $5.8 million, or 46.7%, from $12.5 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in our managed portfolio held by non-consolidated subsidiaries, and the decrease in the balance of automobile contracts originated by SeaWest for which we receive only servicing fees. As a result of the decision to structure future securitizations as secured financings, our managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of December 31, 2005 and 2004, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                                 December 31, 2005  December 31, 2004
                                                ------------------  ----------------
                                                 Amount        %     Amount      %
                                                --------     -----  --------   -----
Total Managed Portfolio                                      ($ in millions)
Owned by Consolidated Subsidiaries ..........   $  1,000.6    89.2% $  619.8    68.3%
Owned by Non-Consolidated Subsidiaries ......        103.1     9.2%    233.6    25.8%
SeaWest Third Party Portfolio ...............         18.0     1.6%     53.5     5.9%
                                                ----------   -----  --------   -----

Total .......................................   $  1,121.7   100.0% $  906.9   100.0%
                                                ==========   =====  ========   =====


         At December 31, 2005, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,121.7 million (this amount includes $18.0 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $906.9 million as of December 31, 2004. As the portfolios of automobile contracts acquired in the MFN, TFC and SeaWest transactions decrease, the portfolio of automobile contracts that we purchased directly from automobile dealers continues to expand. At December 31, 2005 and 2004, the managed portfolio composition was as follows:

                                                 December 31, 2005  December 31, 2004
                                                ------------------  ----------------
                                                 Amount        %     Amount      %
                                                ----------   -----  --------   -----
Originating Entity                                           ($ in millions)
CPS .........................................   $  1,017.3    90.7% $  706.8    77.9%
TFC .........................................         68.6     6.1%     89.4     9.9%
MFN .........................................          2.5     0.2%     17.8     2.0%
SeaWest .....................................         15.3     1.4%     39.4     4.3%
SeaWest Third Party Portfolio ...............         18.0     1.6%     53.5     5.9%
                                                ----------   -----  --------   -----

Total .......................................   $  1,121.7   100.0% $  906.9   100.0%
                                                ==========   =====  ========   =====


         Other income increased $822,000, or 5.7%, to $15.2 million during 2005 from $14.4 million in 2004. During 2005, other income included $2.4 million from the sale of charged off receivables acquired in the MFN, TFC, and SeaWest transactions, compared to no such proceeds in 2004. Recoveries on MFN receivables decreased by $3.1 million to $4.9 million in 2005, compared to $8.0 million in 2004. Other income associated with direct mail services increased by $765,000 to $4.5 million in 2005, compared to $3.8 million in 2004. These direct mail services are provided to our dealers and represent direct mail products which consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who are likely to meet our credit criteria.

         EXPENSES. Total operating expenses were $190.3 million for 2005, compared to $148.6 million for 2004. The increase is primarily due to a $26.4 million increase, or 81.1% in the provision for credit losses to $59.0 million during the 2005 period as compared to $32.6 million in the 2004 period. Interest expense increased by $19.5 million to $51.7 million from $32.1 million in 2004, an increase of 60.7%. The increase is primarily the result of the amount of securitization trust debt carried on our consolidated balance sheet, which increased along with the growth of our portfolio of finance receivables. The increase was somewhat offset by the decrease in securitization trust debt acquired in the MFN and TFC transactions. For 2005, the provision for credit losses and interest expense represented 31.0% and 27.1%, respectively, of total operating expenses, compared to 21.9% and 21.6% in 2004.

         Employee costs increased to $40.4 million, or 5.8% during 2005, representing 21.2% of total operating expenses, from $38.2 million for 2004, or 25.7% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

         General and administrative expenses increased slightly to $23.1 million, or 12.1% of total operating expenses, in 2005, as compared to $21.3 million, or 14.3% of total operating expenses, in 2004. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the increased provision for credit losses and interest expense. During the year ended December 31, 2005, we recognized what we believe will be a one-time, non-cash impairment charge of $1.9 million against certain assets other than finance receivables.

         In December 2005, the Compensation Committee of the Board of Directors approved accelerated vesting of all the outstanding stock options we issued. Options to purchase 2,113,998 shares of our common stock, which would otherwise have vested from time to time through 2010, became immediately exercisable as a result of the acceleration of vesting. The decision to accelerate the vesting of the options was made primarily to reduce non-cash compensation expenses that would have been recorded in our income statement in future periods upon the adoption of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, in January 2006. We estimate that approximately $3.5 million of future non-cash compensation expense was eliminated as a result of the acceleration of vesting.

         At the time of the acceleration of vesting, we accounted for our stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, the acceleration of vesting resulted in non-cash compensation charge of $427,000 for the year ended December 31, 2005.

         For 2005, we recognized no impairment loss on our residual interest in securitizations compared to $11.8 million in 2004. In 2004, such impairment loss related to our analysis and estimate of the expected ultimate performance of our previously securitized pools that are held by non-consolidated subsidiaries and the residual interest in securitizations. The impairment loss was a result of the actual net loss and prepayment rates exceeding our previous estimates for the automobile contracts held by non-consolidated subsidiaries.

         Marketing expenses increased by $3.7 million, or 43.9%, to $12.0 million, compared to $8.3 million in the same period of the previous year and represented 6.3% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the year ended December 31, 2005.

         Occupancy expenses decreased by $120,000, or 3.4%, to $3.4 million, compared to $3.5 million in the same period of the previous year and represented 1.8% of total operating expenses. The decrease is primarily due to the closure and sub-leasing during 2005 of certain facilities acquired in the MFN and TFC transactions.

         Depreciation and amortization expenses remained essentially unchanged at $790,000 for 2005, compared to $785,000 for 2004, and represented 0.4% of total operating expenses.

         We would have recorded income tax expense of $1.4 million for the year ended December 31, 2005, but the income tax expense was offset primarily by a $1.4 million decrease in the valuation allowance that we had established to offset our deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         Our business requires substantial cash to support purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from operating activities, including proceeds from sales of automobile contracts, amounts borrowed under our warehouse credit facilities, servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitized portfolios of automobile contracts in which we have retained a residual ownership interest and from the spread accounts associated with such pools. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under warehouse credit facilities and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those portfolios and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to purchase, sell, and borrow against automobile contracts.

         Net cash provided by operating activities for the years ended December 31, 2006, 2005 and 2004 was $57.1 million, $36.7 million and $10.0 million, respectively. Cash from operating activities is generally provided by net income from our operations. The increase in 2006 vs. 2005, and 2005 vs. 2004, is due in part to our increased net earnings before the significant increase in the provision for credit losses.

         Net cash used in investing activities for the years ended December 31, 2006, 2005 and 2004, was $568.4 million, $411.7 million, and $314.1 million, respectively. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $1,019.0 million, $691.3 million and $506.0 million in 2006, 2005 and 2004, respectively.

         Net cash provided by financing activities for the year ended December 31, 2006, was $507.7 million compared with $378.4 million for the year ended December 31, 2005 and $285.3 million for the year ended December 31, 2004. Cash used or provided by financing activities is primarily attributable to the issuance or repayment of debt. We issued $1,003.6 million of securitization trust debt in 2006 as compared to $662.4 million in 2005 and $474.7 million in 2004.

         We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of December 31, 2006, we had $400 million in warehouse credit capacity, in the form of two $200 million facilities. One $200 million facility provides funding for automobile contracts purchased under the TFC Programs while both warehouse facilities provide funding for automobile contracts purchased under the CPS Programs. On June 29, 2005, we terminated a third facility in the amount of $125 million, which we had utilized to fund automobile contracts under the CPS and TFC Programs.

         The first of two warehouse facilities mentioned above is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expires on November 14, 2007, although it is renewable with the mutual agreement of the parties. On November 8, 2006 the facility was increased from $150 million to $200 million and the advance was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. At December 31, 2006, $45.2 million was outstanding under this facility.

         The second of two warehouse facilities is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs. The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants. On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. The lender has annual termination options at its sole discretion on each June 30 through 2007, at which time the agreement expires. At December 31, 2006, $27.8 million was outstanding under this facility.

         The balance outstanding under these warehouse facilities generally will increase as we purchase additional automobile contracts, until we effect a securitization utilizing automobile contracts warehoused in the facilities, at which time the balance outstanding will decrease.

         We securitized $957.7 million of automobile contracts in four private placement transactions during the year ended December 31, 2006, as compared to $674.4 million of automobile contracts in five private placement transactions during the year ended December 31, 2005. All of these transactions were structured as secured financings and, therefore, resulted in no gain on sale. In March 2004, one of our wholly-owned bankruptcy remote consolidated subsidiaries issued $44.0 million of asset-backed notes secured by its retained interest in eight term securitization transactions. The notes had an interest rate of 10.0% per annum and a final maturity in October 2009 and were required to be repaid from the distributions on the underlying retained interests. In connection with the issuance of the notes, we incurred and capitalized issuance costs of $1.3 million. We repaid the notes in full in August 2005. In November 2005, we completed a similar securitization whereby a wholly-owned bankruptcy remote consolidated subsidiary of ours issued $45.8 million of asset-backed notes secured by its retained interest in 10 term securitization transactions. These notes, which bear interest at a blended interest rate of 8.70% per annum and have a final maturity in July 2011, are required to be repaid from the distributions on the underlying residual interests. In connection with the issuance of the notes, we incurred and capitalized issuance costs of $915,000.

         In December 2006 we entered into a $35 million residual credit facility that is secured by our retained interests in more recent term securitizations. This facility, which bears interest at LIBOR plus 6.125%, allows for new borrowings over a two-year period and then amortizes over a five-year period. At December 31, 2006, there was $12.2 million outstanding under this facility and was secured by our retained interests in six term securitization transactions.

         Cash released from trusts and their related spread accounts to us related to the portfolio owned by consolidated subsidiaries for the years ended December 31, 2006, 2005 and 2004 was $16.5 million, $23.1 million and $21.4 million, respectively. Changes in the amount of credit enhancement required for term securitization transactions and releases from trusts and their related spread accounts are affected by the structure of the credit enhancement and the relative size, seasoning and performance of the various pools of automobile contracts securitized that make up our managed portfolio to which the respective spread accounts are related. The trend in our recent securitizations has been towards credit enhancements that require a lower proportion of spread account cash and a greater proportion of over-collateralization. This trend has led to somewhat lower levels of restricted cash and releases from trusts relative to the size of our managed portfolio.

         The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. We may be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2006, we had unrestricted cash on hand of $14.2 million and available capacity from our warehouse credit facilities of $327.0 million. Warehouse capacity is subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Our plans to manage the need for liquidity include the completion of additional securitizations that would provide additional credit availability from the warehouse credit facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to purchase automobile contracts and interest income and other portfolio related income would decrease.

         Our primary means of ensuring that our cash demands do not exceed our cash resources is to match our levels of automobile contract purchases to our availability of cash. Our ability to adjust the quantity of automobile contracts that we purchase and securitize will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of automobile contract purchases can be maintained or increased. While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows only if the amount of credit enhancement has reached specified levels and/or the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to us of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the insurers to require the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related trusts will continue to generate sufficient cash.

         Certain of our securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

         The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective insurance companies upon defined events of default, and, in some cases, at the will of the insurance company. Were an insurance company in the future to exercise its option to terminate such agreements, such a termination could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the terminated agreements. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements. CONTRACTUAL OBLIGATIONS

         The following table summarizes our material contractual obligations as of December 31, 2006 (dollars in thousands):

                                            PAYMENT DUE BY PERIOD (1)
                                ------------------------------------------------

                                         LESS THAN   1 TO 3    3 TO 5  MORE THAN
                                 TOTAL    1 YEAR     YEARS     YEARS    5 YEARS
                                -------   -------   -------   -------   -------
Long Term Debt (2) ...........  $38,619   $30,887   $ 6,309   $ 1,318   $   105
Operating Leases .............  $ 7,066   $ 3,892   $ 2,970   $   204   $    --



(1) SECURITIZATION TRUST DEBT, IN THE AGGREGATE AMOUNT OF $1,443.0 MILLION AS OF DECEMBER 31, 2006, IS OMITTED FROM THIS TABLE BECAUSE IT BECOMES DUE AS AND WHEN THE RELATED RECEIVABLES BALANCE IS REDUCED. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $472.3 MILLION IN 2007, $342.2 MILLION IN 2008, $261.3 MILLION IN 2009, $191.4 MILLION IN 2010, $128.3 MILLION IN 2011, AND

     $47.5 MILLION IN 2012. RESIDUAL INTEREST FINANCING, OF $31.4 MILLION AS OF DECEMBER 31, 2006, IS ALSO OMITTED FROM THIS TABLE BECAUSE IT BECOMES DUE AS AND WHEN THE RELATED RESIDUAL INTEREST AND SPREAD ACCOUNT BALANCES ARE REDUCED. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF THE RELATED RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $11.0 MILLION IN 2007, $7.6 MILLION IN 2008 AND $12.8MILLION IN 2009.
(2) LONG-TERM DEBT INCLUDES SENIOR SECURED DEBT, SUBORDINATED DEBT, SUBORDINATED RENEWABLE NOTES AND NOTES PAYABLE.

WAREHOUSE CREDIT FACILITIES

         The terms on which credit has been available to us for purchase of automobile contracts have varied over the three years 2004-2006 and through December 31, 2006, as shown in the following summary of our warehouse credit facilities:

         FACILITY IN USE FROM NOVEMBER 2000 TO FEBRUARY 2004. In November 2000, we (through our subsidiary CPS Funding LLC) entered into a floating rate variable note purchase facility under which up to $75.8 million of notes could be outstanding at any time subject to collateral tests and other conditions. We used funds derived from this facility to purchase automobile contracts under the CPS programs, which were pledged to secure the notes. The collateral tests and other conditions generally allowed us to borrow up to approximately 72.5% of the principal balance of the automobile contracts. Notes issued under this facility bore interest at one-month LIBOR plus 0.75% per annum, plus a premium to an insurance company. This facility expired on February 21, 2004.

         FACILITY IN USE FROM MARCH 2002 TO JUNE 2005. In March 2002, we (through our subsidiary CPS Warehouse Trust) entered into a second floating rate variable note purchase facility, under which up to $125.0 million of notes could be outstanding at any time, subject to collateral tests and other conditions. We used funds derived from this facility to purchase automobile contracts under the CPS programs and the TFC programs, which were pledged to secure the notes. The collateral tests and other conditions generally allowed us to borrow up to approximately 73% of the principal balance of the automobile contracts purchased under the CPS programs. Notes issued under this facility bore interest at commercial paper plus 1.18% per annum, plus a premium to a financial guarantor. During November 2004, this facility was amended to allow us to borrow up to approximately 70% of the principal balance of automobile contracts purchased under the TFC programs. This facility was due to expire on April 11, 2006, but we elected to terminate it on June 29, 2005.

         FACILITY IN USE FROM MAY 2003 TO JUNE 2004. In connection with the TFC merger in May 2003, we (through our subsidiary TFC Warehouse I LLC) entered into a third floating rate variable note purchase facility, under which up to $25.0 million of notes could be outstanding at any time, subject to collateral tests and other conditions. We used funds derived from this facility to purchase automobile contracts under the TFC programs, which were pledged to secure the notes. The collateral tests and other conditions generally allowed us to borrow up to approximately 71% of the principal balance of the automobile contracts. Notes issued under this facility bore interest at LIBOR plus 1.75% per annum, plus a premium to a financial guarantor. This facility expired on June 24, 2004.

         FACILITY IN USE FROM JUNE 2004 TO PRESENT. In June 2004, we (through our subsidiary Page Funding LLC) entered into a floating rate variable note purchase facility. Up to $200.0 million of notes may be outstanding under this facility at any time subject to certain collateral tests and other conditions. We use funds derived from this facility to purchase automobile contracts under the CPS programs and TFC programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow us to borrow up to approximately 93% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs. Notes issued under this facility bear interest at one-month LIBOR plus 2.00% per annum. The balance of notes outstanding related to this facility at December 31, 2006 was $27.8 million.

         FACILITY IN USE FROM NOVEMBER 2005 TO PRESENT. In November 2005, we (through our subsidiary Page Three Funding LLC) entered into a floating rate variable note purchase facility. Up to $200 million of notes may be outstanding under this facility at any time subject to certain collateral tests and other conditions. We use funds derived from this facility to purchase automobile contracts under the CPS programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow us to borrow up to approximately 93.0% of the principal balance of the automobile contracts. Notes issued under this facility bear interest at one-month LIBOR plus 2.00% per annum. The balance of notes outstanding related to this facility at December 31, 2006 was $45.2 million.

CAPITAL RESOURCES

         Approximately $25.0 million of long-term debt matures in May 2007. We plan to repay our long-term debt from a combination of the following: (i) additional proceeds from the offering of subordinated renewable notes; (ii) a possible transaction similar to the financings that we undertook in March 2004 and November 2005, where we issued notes secured by our residual interests in securitizations; and (iii) possible senior secured financing similar to our existing outstanding senior secured financing. There can be no assurance that we will be able to complete these transactions. Securitization trust debt is repaid from collections on the related receivables, and becomes due in accordance with its terms as the principal amount of the related receivables is reduced. Although the securitization trust debt also has alternative maximum maturity dates, those dates are significantly later than the dates at which repayment of the related receivables is anticipated, and at no time in our history have any of our sponsored asset-backed securities reached those alternative maximum maturities.

         The acquisition of automobile contracts for subsequent transfer in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the trusts and related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. We plan to adjust our levels of automobile contract purchases so as to match anticipated releases of cash from the trusts and related spread accounts with our capital requirements.

CAPITALIZATION

         Over the period from January 1, 2004 through December 31, 2006 we have managed our capitalization by issuing and restructuring debt as summarized in the following table:

                                                YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         2006            2005           2004
                                      -----------    -----------    -----------
                                                (Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance .................   $    43,745    $    22,204    $        --
     Issuances ....................        13,667         45,800         44,000
     Payments .....................       (26,034)       (24,259)       (21,796)
                                      -----------    -----------    -----------
Ending balance ....................   $    31,378    $    43,745    $    22,204
                                      ===========    ===========    ===========

SECURITIZATION TRUST DEBT:
Beginning balance .................   $   924,026    $   542,815    $   245,118
     Issuances ....................     1,003,645        662,350        474,720
     Payments .....................      (484,676)      (281,139)      (177,023)
                                      -----------    -----------    -----------
Ending balance ....................   $ 1,442,995    $   924,026    $   542,815
                                      ===========    ===========    ===========

SENIOR SECURED DEBT, RELATED PARTY:
Beginning balance .................   $    40,000    $    59,829    $    49,965
     Issuances ....................            --             --         25,000
     Payments .....................       (15,000)       (19,829)       (15,136)
                                      -----------    -----------    -----------
Ending balance ....................   $    25,000    $    40,000    $    59,829
                                      ===========    ===========    ===========

SUBORDINATED DEBT:
Beginning balance .................   $    14,000    $    15,000    $    35,000
     Payments .....................       (14,000)        (1,000)       (20,000)
                                      -----------    -----------    -----------
Ending balance ....................   $        --    $    14,000    $    15,000
                                      ===========    ===========    ===========

SUBORDINATED RENEWABLE NOTES:
Beginning balance .................   $     4,655    $        --    $        --
     Issuances ....................         9,985          4,685             --
     Payments .....................        (1,068)           (30)            --
                                      -----------    -----------    -----------
Ending balance ....................   $    13,572    $     4,655    $        --
                                      ===========    ===========    ===========

RELATED PARTY DEBT:
Beginning balance .................   $        --    $        --    $    17,500
     Non-cash conversion ..........            --             --         (1,000)
     Payments .....................            --             --        (16,500)
                                      -----------    -----------    -----------
Ending balance ....................   $        --    $        --    $        --
                                      ===========    ===========    ===========

         RESIDUAL INTEREST FINANCING. In March 2004, one of our wholly-owned bankruptcy remote consolidated subsidiaries issued $44.0 million of asset-backed notes secured by our retained interests in eight term securitization transactions. We repaid the notes in full in August 2005. In November 2005, we completed a similar securitization in which a wholly-owned bankruptcy remote consolidated subsidiary of ours issued $45.8 million of asset-backed notes secured by our retained interests in 10 term securitization transactions. These notes have a final maturity in July 2011, and are required to be repaid from the distributions on the underlying retained interests. In December 2006, we entered into a $35 million residual credit facility that is secured by our retained interests in more recent term securitizations. This facility, which bears interest at LIBOR plus 6.125%, allows for new borrowings over a two-year period and then amortizes over a five-year period.

         SECURITIZATION TRUST DEBT. Since the third quarter of 2003, we have for financial accounting purposes, treated securitizations of automobile contracts as secured financings, and the asset-backed securities issued in such securitizations remain on our balance sheet as securitization trust debt.

         SENIOR SECURED DEBT. Since 1998, we have entered into a series of financing transactions with Levine Leichtman.

         SUBORDINATED DEBT. In April 1997, we issued $20.0 million in subordinated participating equity notes due April 2004, which we retired in the second quarter of 2004. In 1995, we issued $20.0 million of Rising Interest Subordinated Redeemable Securities, or RISRS, due 2006. The RISRS included a sinking fund in their terms, and we repaid in the first quarter of 2006 the $14.0 million that remained outstanding. In May 2003, in connection with the acquisition of TFC, we assumed $6.3 million in principal amount of subordinated debt that TFC had outstanding. We amortized this debt monthly and repaid it in full in June 2005.

         SUBORDINATED RENEWABLE NOTES DEBT. In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public. Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we elect not to have the notes renewed or unless the investor notifies us within 15 days after the maturity date for his notes that he wants his notes repaid. Renewed notes bear interest at the rate we are offering at that time to other investors with similar aggregate note portfolios. Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity.

         RELATED PARTY DEBT. In June 1997 we borrowed $15.0 million from Stanwich Financial Services Corp., or Stanwich, which was an affiliated corporation at that time. This debt was due in 2004 and we repaid it in the second quarter of 2004. During 1999 we borrowed another $1.5 million from Stanwich, which we also repaid in the second quarter of 2004. During 1998 we borrowed $1.0 million from one of our directors. In the second quarter of 2004, our indebtedness to that director was converted, in accordance with its terms, into common stock at the rate of $3.00 per share.

         We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. As a result of waivers and amendments to covenants related to securitization and non-securitization related debt throughout 2004 and 2005, we were in compliance with all such covenants as of December 31, 2006. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility.

FORWARD-LOOKING STATEMENTS

         This report on Form 10-K includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 22.7% to 32.5% cumulatively over the lives of the related Contracts, that charge-offs as a percentage of original balances will approximate 15.5% to 19.4% cumulatively over the lives of the related Contracts, with recovery rates approximating 3.6% to 4.2% of original principal balances. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of Contracts, changes in laws respecting consumer finance, which could affect the ability of the Company to enforce rights under Contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect the Company's revenues in the current year include the levels of cash releases from existing pools of Contracts, which would affect the Company's ability to purchase Contracts, the terms on which the Company is able to finance such purchases, the willingness of Dealers to sell Contracts to the Company on the terms that it offers, and the terms on which the Company is able to complete term securitizations once Contracts are acquired. Factors that could affect the Company's expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that the Company pays on Notes issued in its securitizations). The statements concerning the Company structuring future securitization transactions as secured financings and the effects of such structures on financial items and on the Company's future profitability also are forward-looking statements. Any change to the structure of the Company's securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on the Company's profitability and the duration of the period in which the Company's profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which the Company purchases and sells Contracts, any changes in that rate, the credit performance of such Contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect the Company's profitability.

NEW ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Instruments". This statement amends the guidance in FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe the adoption of this statement will have a material effect on the Company's financial position or operations.

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company on January 1, 2008. The Company is in the process of evaluating SFAS No. 157 but does not believe it will have a significant effect on its financial position or results of operations.

         In February 2007, the FASB issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and we are currently assessing the financial impact the Statement will have on our financial statements.

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for the Company in the first quarter of 2007. The Company is currently analyzing the effects of the adoption of FIN 48 but currently does not anticipate that the adoption will have a significant impact on its financial condition or results of operations.

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

         The following table provides information on the Company's interest rate-sensitive financial instruments by expected maturity date as of December 31, 2006:

                                          2007         2008         2009          2010          2011      THEREAFTER   FAIR VALUE
                                      -----------   ----------   ----------   -----------   -----------   ----------   ----------
                                                                             (In thousands)
Assets:
Finance receivables(1) ............   $   482,482   $  373,299   $  283,485   $   210,631   $   142,636   $   34,752   $1,527,285
   Weighted average fixed
    effective interest rate .......         18.45%       18.46%       18.42%        18.40%        18.40%       18.53%

LIABILITIES:
Warehouse lines
   of credit ......................        72,950           --           --            --            --           --       72,950
   Weighted average variable ......
    effective interest rate .......          7.35%          --           --            --            --           --           --
Residual interest
   financing ......................        10,947        7,649       12,782            --            --           --       31,378
   Weighted average fixed
    effective interest rate .......          8.70%          --           --            --            --           --           --
Securitization trust debt .........       472,287      342,185      261,307       191,413       128,308       47,498    1,441,881
   Weighted average fixed
    effective interest rate .......          5.18%        5.29%        5.43%         5.60%        5.75%         5.91%
Senior secured debt ...............        25,000           --           --            --            --           --       25,000
    Fixed interest rate ...........         11.75%          --           --            --            --           --           --
Subordinated renewable notes ......         5,843        2,937        3,371           467           851          105       13,574
   Weighted average fixed
    effective interest rate .......          8.38%        9.86%       11.06%        10.23%        11.17%        9.71%

  (1) BASED ON SCHEDULED PAYMENTS OF FINANCE RECEIVABLES AND EXCLUDING SUCH COMPONENTS AS DEFERRED ORIGINATIONS COSTS AND DEFERRED ACQUISITION FEES.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This report includes Consolidated Financial Statements, notes thereto and an Independent Auditors' Report, at the pages indicated below, in the "Index to Financial Statements." Certain unaudited quarterly financial information is included in the Notes to Consolidated Financial Statements, as Note 17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2006 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

         The certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

         INTERNAL CONTROL. Management's Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

         Management, with the participation of the Chief Executive and Chief Financial Officers, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

         Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by McGladrey & Pullen, LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements. McGladrey & Pullen's attestation report on management's assessment of the Company's internal control over financial reporting appears below.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Consumer Portfolio Services, Inc.
Irvine, California


         We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Consumer Portfolio Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consumer Portfolio Services' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, management's assessment that Consumer Portfolio Services, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Consumer Portfolio Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 10-K of Consumer Portfolio Services, Inc. and our report dated March 8, 2007 expressed an unqualified opinion.


/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP

Irvine, California
March 8, 2007

ITEM 9B. OTHER INFORMATION

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 2007 (the "2007 Proxy Statement"). The 2007 Proxy Statement will be filed not later than April 30, 2006. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the 2007 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Incorporated by reference to the 2007 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the 2007 Proxy Statement.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Incorporated by reference to the 2007 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         The financial statements listed below under the caption "Index to Financial Statements" are filed as a part of this report. No financial statement schedules are filed as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or the related notes. Separate financial statements of the Company have been omitted as the Company is primarily an operating company and its subsidiaries are wholly owned and do not have minority equity interests held by any person other than the Company in amounts that together exceed 5% of the total consolidated assets as shown by the most recent year-end Consolidated Balance Sheet.

         The exhibits listed below are filed as part of this report, whether filed herewith or incorporated by reference to an exhibit filed with the report identified in the parentheses following the description of such exhibit. Unless otherwise indicated, each such identified report was filed by or with respect to the registrant.


Exhibit  Description ("**" indicates compensatory plan or agreement.)
Number

2.1 Agreement and Plan of Merger, dated as of November 18, 2001, by and among the Registrant, CPS Mergersub, Inc. and MFN Financial Corporation. (Exhibit 2.1 to Form 8-K filed on November 19, 2001 by MFN Financial Corporation)

3.1      Restated Articles of Incorporation (Exhibit 3.1 to Form S-2, No.
         333-121913)

3.2      Amended and Restated Bylaws (Exhibit 3.2 to Form 8-K filed August 8,
         2006)

4.1 Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.

4.2 Form of Indenture re Renewable Unsecured Subordinated Notes ("RUS Notes"), (Exhibit 4.1 to Form S-2, no. 333-121913)

4.2.1    Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)

4.5 Third Amended and Restated Securities Purchase Agreement ("3rd SPA") dated as of January 29, 2004, between the registrant and Levine Leichtman Capital Partners II, L.P. ("LLCP") (Exhibit 99.16 to the
         Schedule 13D filed by LLCP with respect to the registrant on February 3, 2004)

4.5.1 Amendment to the 3rd SPA, dated as of March 25, 2004. (Exhibit 99.22 to the Schedule 13D filed by LLCP with respect to the registrant on June 4, 2004)

4.5.2 Amendment to the 3rd SPA, dated as of April 2, 2004. (Exhibit 99.23 to the Schedule 13D filed by LLCP with respect to the registrant on June 4, 2004)

4.5.3 Amendment to the 3rd SPA, dated as of May 28, 2004. (Exhibit 99.25 to the Schedule 13D filed by LLCP with respect to the registrant on June 4, 2004)

4.5.4 Amendment to the 3rd SPA, dated as of June 25, 2004. (Exhibit 99.29 to the Schedule 13D filed by LLCP with respect to the registrant on June 29, 2004)

4.5.5 Amendment to the 3rd SPA, dated as of May 26, 2006. (Exhibit 4.5.5 to the to Form 10-Q filed August 11, 2006)

4.6      Amended and Restated Secured Senior Note due December 15, 2005 (Exhibit
         99.18 to the Schedule 13D filed by LLCP with respect to the registrant on February 3, 2004)

4.6.1 Amendment to Amended and Restated Secured Senior Note due December 15, 2005 (Exhibit 4.6.1 to Form 10-Q filed August 11, 2006)

4.7 11.75% Secured Senior Note Due 2006 (Exhibit 99.26 to the Schedule 13D filed by LLCP with respect to the registrant on June 4, 2004)

4.7.1 Amendment dated May 26, 2006 to the preceding 11.75% Secured Senior Note Due 2006, extending the maturity thereof. (Exhibit 4.7.1 to the to Form 10-Q filed August 11, 2006)

Exhibit  Description ("**" indicates compensatory plan or agreement.)
Number

4.8 11.75% Secured Senior Note Due 2006 (Exhibit 99.30 to the Schedule 13D filed by LLCP with respect to the registrant on June 29, 2004)

4.8.1 Amendment dated May 26, 2006 to the preceding 11.75% Secured Senior Note Due 2006, extending the maturity thereof. (Exhibit 4.8.1 to the to Form 10-Q filed August 11, 2006)

4.16 Form of Indenture, dated as of September 1, 2006, respecting notes issued by CPS Auto Receivables Trust 2006-C (exhibit 4 to Form 8-K filed by the registrant on September 29, 2006)

4.17 Indenture dated as of December 1, 2006, respecting notes issued by CPS Auto Receivables Trust 2006-D (exhibit 4.17 to Form 8-K filed by the registrant on September 29, 2006)

4.18 Sale and Servicing Agreement dated as of December 1, 2006, related to notes issued by CPS Auto Receivables Trust 2006-D (exhibit 4.18 to Form 8-K filed by the registrant on September 29, 2006.)

10.1     1991 Stock Option Plan & forms of Option Agreements thereunder (Exhibit
         10.19 to Form S-2, no. 333-121913) **

10.2 1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **

10.2.1 Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **

10.3 Lease Agreement re Chesapeake Collection Facility (Exhibit 10.11 to registrant's Form 10-K filed March 31, 1997)

10.4 Lease of Headquarters Building (Exhibit 10.22 to registrant's Form 10-Q filed Nov. 14, 1997)

10.5 Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among Page Funding LLC ("PFLLC"), the registrant and Wells Fargo Bank, N.A. ("WFBNA") (filed herewith)

10.6 Second Amended & Restated Indenture dated as of February 14, 2007 by and between PFLLC and WFBNA (filed herewith)

10.8 Second Amended & Restated Note Purchase Agreement dated as of February 14, 2007 by and among PFLLC, UBS Real Estate Securities Inc. and WFBNA (filed herewith)

10.10 Amended & Restated Sale and Servicing Agreement dated as of January 12, 2007, among Page Three Funding LLC ("P3FLLC"), the registrant and WFBNA (filed herewith)

10.11 Amended & Restated Indenture dated as of January 12, 2007 between P3FLLC and WFBNA (filed herewith)

10.12 Amended & Restated Note Purchase Agreement dated as of January 12, 2007 among P3FLLC, the registrant and Bear, Stearns International Limited (filed herewith)

10.14 2006 Long-Term Equity Incentive Plan (Appendix A to the registrant's proxy statement for its 2006 annual meeting of shareholder's, filed on
         Schedule 14A on May 19, 2006)**

10.14.1 Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (filed herewith)**

14 Registrant's Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)

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

                                  CONSUMER PORTFOLIO SERVICES, INC. (REGISTRANT)

March 9, 2007                     By:     /s/ CHARLES E. BRADLEY, JR.
                                          --------------------------------------
                                          Charles E. Bradley, Jr., PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 9, 2007                             /s/ CHARLES E. BRADLEY, JR.
                                          --------------------------------------
                                          Charles E. Bradley, Jr., DIRECTOR,
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)

March 9, 2007                             /s/ E. BRUCE FREDRIKSON
                                          --------------------------------------
                                          E. Bruce Fredrikson, DIRECTOR


March 9, 2007                             /s/ JOHN E. MCCONNAUGHY, JR.
                                          --------------------------------------
                                          John E. McConnaughy, Jr., DIRECTOR


March 9, 2007                             /s/ JOHN G. POOLE
                                          --------------------------------------
                                          John G. Poole, DIRECTOR


March 9, 2007                             /s/ BRIAN J. RAYHILL
                                          --------------------------------------
                                          Brian J. Rayhill, DIRECTOR


March 9, 2007                             /s/ WILLIAM B. ROBERTS
                                          --------------------------------------
                                          William B. Roberts, DIRECTOR


March 9, 2007                             /s/ JOHN C. WARNER
                                          --------------------------------------
                                          John C. Warner, DIRECTOR


March 9, 2007                             /s/ DANIEL S. WOOD
                                          --------------------------------------
                                          Daniel S. Wood, DIRECTOR


March 9, 2007                             /s/ JEFFREY P. FRITZ
                                          --------------------------------------
                                          Jeffrey P. Fritz,  SR. VICE  PRESIDENT
                                          AND CHIEF FINANCIAL OFFICER
                                          (PRINCIPAL ACCOUNTING OFFICER)

                          INDEX TO FINANCIAL STATEMENTS



                                                                         PAGE
                                                                       REFERENCE
                                                                       ---------

Report of Independent Registered Public Accounting Firm ..............    F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005..........    F-3

Consolidated Statements of Operations for the years ended
    December 31, 2006, 2005, and 2004.................................    F-4

Consolidated Statements of Comprehensive Income (Loss) for
    the years ended December 31, 2006, 2005, and 2004.................    F-5

Consolidated Statements of Shareholders' Equity for the years
    ended December 31, 2006, 2005, and 2004...........................    F-6

Consolidated Statements of Cash Flows for the years ended
    December 31, 2006, 2005, and 2004.................................    F-7

Notes to Consolidated Financial Statements ...........................    F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Consumer Portfolio Services, Inc.
Irvine, California

         We have audited the consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), retained earnings and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

  As described in Note 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), "SHARE-BASED PAYMENT" in 2006.

  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Consumer Portfolio Services, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK ISSUED BY THE COMMITTEE OF SPONSORING ORGANIZATIONS OF THE TREADWAY COMMISSION (COSO) and our report dated March 8, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of Consumer Portfolio Services, Inc.'s internal control over financial reporting and an unqualified opinion on the effectiveness of Consumer Portfolio Services Inc.'s internal control over financial reporting.


/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP

Irvine, California
March 8, 2007

                      CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                               DECEMBER 31,       DECEMBER 31,
                                                                  2006                2005
                                                              -------------      -------------
ASSETS
Cash and cash equivalents                                     $      14,215      $      17,789
Restricted cash and equivalents                                     193,001            157,662

Finance receivables                                               1,480,794            971,304
Less: Allowance for finance credit losses                           (79,380)           (57,728)
                                                              -------------      -------------
Finance receivables, net                                          1,401,414            913,576

Residual interest in securitizations                                 13,795             25,220
Furniture and equipment, net                                            824              1,079
Deferred financing costs                                             12,702              8,596
Deferred tax assets, net                                             54,669              7,532
Accrued interest receivable                                          17,043             10,930
Other assets                                                         20,678             12,760
                                                              -------------      -------------
                                                              $   1,728,341      $   1,155,144
                                                              =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                         $      20,590      $      19,568
Warehouse lines of credit                                            72,950             35,350
Income taxes payable                                                 10,297                 --
Notes payable                                                            45                211
Residual interest financing                                          31,378             43,745
Securitization trust debt                                         1,442,995            924,026
Senior secured debt, related party                                   25,000             40,000
Subordinated renewable notes                                         13,574              4,655
Subordinated debt                                                        --             14,000
                                                              -------------      -------------
                                                                  1,616,829          1,081,555
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                              --                 --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                              --                 --
Common stock, no par value; authorized
   30,000,000 shares; 21,504,688 and 21,687,584
   shares issued and outstanding at December 31, 2006 and
  December 31, 2005, respectively                                    64,438             66,748
Additional paid in capital, warrants                                    794                794
Retained earnings                                                    48,031              8,476
Accumulated other comprehensive loss                                 (1,751)            (2,429)
                                                              -------------      -------------
                                                                    111,512             73,589
                                                              -------------      -------------
                                                              $   1,728,341      $   1,155,144
                                                              =============      =============


                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                 CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                      2006                2005             2004
                                                                  -------------      -------------     -------------
REVENUES:
Interest income                                                   $     263,566      $     171,834     $     105,818
Servicing fees                                                            2,894              6,647            12,480
Other income                                                             12,403             15,216            14,394
                                                                  -------------      -------------     -------------
                                                                        278,863            193,697           132,692
                                                                  -------------      -------------     -------------

EXPENSES:
Employee costs                                                           38,483             40,384            38,173
General and administrative                                               23,197             23,095            21,293
Interest                                                                 87,510             44,148            25,876
Interest, related party                                                   5,602              7,521             6,271
Provision for credit losses                                              92,057             58,987            32,574
Impairment loss on residual asset                                            --                 --            11,750
Marketing                                                                14,031             12,000             8,338
Occupancy                                                                 3,983              3,400             3,520
Depreciation and amortization                                               800                790               785
                                                                  -------------      -------------     -------------
                                                                        265,663            190,325           148,580
                                                                  -------------      -------------     -------------
Income (loss) before income tax benefit                                  13,200              3,372           (15,888)
Income tax (benefit)                                                    (26,355)                --                --
                                                                  -------------      -------------     -------------
Net income (loss)                                                 $      39,555      $       3,372     $     (15,888)
                                                                  =============      =============     =============

Earnings (loss) per share:
  Basic                                                           $        1.82      $        0.16     $       (0.75)
  Diluted                                                                  1.64               0.14             (0.75)

Number of shares used in computing earnings (loss) per share:
  Basic                                                                  21,759             21,627            21,111
  Diluted                                                                24,052             23,513            21,111


                             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                     (IN THOUSANDS)


                                                     YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------
                                              2006             2005             2004
                                          -----------      -----------      -----------

Net income (loss)                         $    39,555     $     3,372      $   (15,888)
Other comprehensive income (loss):
Minimum pension liability, net of tax             678           (1,412)           1,409
                                          -----------      -----------      -----------
Comprehensive income (loss)               $    40,233      $     1,960      $   (14,479)
                                          ===========      ===========      ===========


              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       (DOLLARS IN THOUSANDS)


                                                                   Additional               Accumulated
                                                                    Paid-in                    Other
                                             Common Stock           Capital,    Retained    Comprehensive   Deferred
                                         Shares        Amount       Warrants    Earnings        Loss      Compensation      Total
                                       ---------     ---------     ---------    ---------     ---------     ---------     ---------
Balance at December 31,2003               20,589     $  64,397     $      --    $  20,992     $  (2,426)    $    (803)    $  82,160

Common stock issued upon exercise
  of options, including tax benefit          575         1,079            --           --            --            --         1,079
Common stock issued upon
   conversion of debt                        333         1,000            --           --            --            --         1,000
Purchase of common stock                     (26)         (111)           --           --            --            --          (111)
Pension benefit obligation                    --            --            --           --         1,409            --         1,409
Deferred compensation on
   stock options                              --           (82)           --           --            --            82            --
Amortization of stock compensation            --            --            --           --            --           271           271
Net loss                                      --            --            --      (15,888)           --            --       (15,888)
                                       ---------     ---------     ---------    ---------     ---------     ---------     ---------
Balance at December 31, 2004              21,471        66,283            --        5,104        (1,017)         (450)       69,920

Common stock issued upon exercise
  of options, including tax benefit          415         1,311            --           --            --            --         1,311
Purchase of common stock                    (199)       (1,040)           --           --            --            --        (1,040)
Pension benefit obligation                    --            --            --           --        (1,412)           --        (1,412)
Valuation of warrants issued                  --            --           794           --            --            --           794
Deferred compensation on
   stock options                              --           194            --           --            --          (194)           --
Amortization of stock compensation            --            --            --           --            --           644           644
Net income                                    --            --            --        3,372            --            --         3,372
                                       ---------     ---------     ---------    ---------     ---------     ---------     ---------
Balance at December 31, 2005              21,687        66,748           794        8,476        (2,429)           --        73,589

Common stock issued upon exercise
  of options, including tax benefit          553         2,254            --           --            --            --         2,254
Purchase of common stock                    (735)       (4,808)           --           --            --            --        (4,808)
Pension benefit obligation                    --            --            --           --           678            --           678
Stock-based compensation                      --           244            --           --            --            --           244
Net income                                    --            --            --       39,555            --            --        39,555
                                       ---------     ---------     ---------    ---------     ---------     ---------     ---------
Balance at December 31, 2006              21,505     $  64,438     $     794    $  48,031     $  (1,751)    $      --     $ 111,512
                                       =========     =========     =========    =========     =========     =========     =========


                                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                 CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                           2006             2005             2004
                                                                       -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $    39,555      $     3,372      $   (15,888)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Reversal of restructuring accrual                                          --               --           (1,287)
     Impairment loss (gain) on residual asset                               (1,200)              --           11,750
     Amortization of deferred acquisition fees                             (11,912)         (10,851)          (6,725)
     Amortization of discount on Class B Notes                               3,005            1,486              588
     Depreciation and amortization                                             800              790              785
     Amortization of deferred financing costs                                6,580            3,296            3,479
     Provision for credit losses                                            92,057           58,987           32,574
     Share based compensation                                                  244              644              271
     Releases of cash from Trusts to Company                                16,530           23,074           21,357
     Net deposits to Trusts to increase Credit Enhancement                      --               --           (2,858)
     Interest income on residual assets                                     (5,656)          (5,338)          (4,633)
     Cash received from residual interest in securitizations                18,282           30,548           54,154
     Impairment charge against non-auto finanace receivable assets              --            1,882               --
     Changes in assets and liabilities:
       Payments on restructuring accrual                                      (633)          (1,425)          (1,969)
       Restricted cash and equivalents                                     (51,868)         (55,623)         (76,336)
       Accrued interest receivable                                          (6,113)          (4,519)          (3,510)
       Other assets                                                         (8,051)          (1,059)          (1,905)
       Deferred tax assets, net                                            (47,138)          (7,532)              --
       Accounts payable and accrued expenses                                12,629           (1,050)             109
                                                                       -----------      -----------      -----------
          Net cash provided by operating activities                         57,111           36,682            9,956
                                                                       -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of finance receivables held for investment                 (1,019,018)        (691,252)        (505,977)
   Purchases of note receivable                                                 --               --           (2,799)
   Proceeds received on finance receivables held for investment            451,037          279,730          196,126
   Purchase of furniture and equipment                                        (412)            (166)          (1,408)
                                                                       -----------      -----------      -----------
          Net cash used in investing activities                           (568,393)        (411,688)        (314,058)
                                                                       -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of securitization trust debt                   1,003,645          662,350          474,720
   Proceeds from issuance of senior secured debt, related party                 --               --           25,000
   Proceeds from issuance of other debt                                     23,652           50,485           44,000
   Net proceeds from warehouse lines of credit                              37,599            1,071              570
   Repayment of securitization trust debt                                 (487,681)        (282,625)        (177,611)
   Repayment of senior secured debt, related party                         (15,000)         (19,829)         (15,137)
   Repayment of related party debt                                              --               --          (16,500)
   Repayment of other debt                                                 (41,266)         (26,498)         (43,705)
   Payment of financing costs                                              (10,687)          (6,796)          (7,046)
   Repurchase of common stock                                               (4,808)          (1,040)            (111)
   Exercise of options and warrants                                          1,555            1,311            1,079
   Excess tax benefit related to option exercises                              699               --               --
                                                                       -----------      -----------      -----------
          Net cash provided by financing activities                        507,708          378,429          285,259
                                                                       -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents                            (3,574)           3,423          (18,843)

Cash and cash equivalents at beginning of period                            17,789           14,366           33,209
                                                                       -----------      -----------      -----------
Cash and cash equivalents at end of period                             $    14,215      $    17,789      $    14,366
                                                                       ===========      ===========      ===========


                            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                     CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (IN THOUSANDS)


                                                                                        YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                                2006              2005             2004
                                                                            ------------      ------------     ------------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                            $     81,628      $     45,929     $     28,228
        Income taxes                                                              10,219             9,377              420

Supplemental disclosure of non-cash investing and financing activities:
      Conversion of related party debt to common stock                                --                --           (1,000)
      Pension benefit obligation, net                                               (678)            1,412           (1,409)
      Value of warrants issued                                                        --               794               --


                                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Consumer Portfolio Services, Inc. ("CPS") was incorporated in
California on March 8, 1991. CPS and its subsidiaries (collectively, the
"Company") specialize in purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in Texas, California, Florida and Ohio represented 10.9%, 9.2%, 7.9% and 7.4%, respectively of Contracts purchased during 2006 compared with 10.7%, 9.0%, 7.1% and 7.5%, respectively in 2005. No other state had a concentration in excess of 7.0%. The Company specializes in Contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.

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

         On April 2, 2004, the Company purchased a portfolio of Contracts and certain other assets (the "SeaWest Asset Acquisition") from SeaWest Financial
Corporation ("SeaWest"). In addition, the Company was named the successor servicer for three term securitization transactions originally sponsored by SeaWest (the "SeaWest Third Party Portfolio"). The Company does not offer financing programs similar to those previously offered by SeaWest.

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



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company's portfolio of finance receivables consists of smaller-balance homogeneous Contracts that are collectively evaluated for impairment on a portfolio basis. The Company reports delinquency on a contractual basis. Once a Contract becomes greater than 90 days delinquent, the Company does not recognize additional interest income until the borrower under the Contract makes sufficient payments to be less than 90 days delinquent. Any payments received by a borrower that is greater than 90 days delinquent is first applied to accrued interest and then to principal reduction.

ALLOWANCE FOR FINANCE CREDIT LOSSES

         In order to estimate an appropriate allowance for losses to be incurred on finance receivables, the Company uses a loss allowance methodology commonly referred to as "static pooling," which stratifies its finance receivable portfolio into separately identified pools based on their period of origination.
Using analytical and formula driven techniques, the Company estimates an allowance for finance credit losses, which management believes is adequate for probable credit losses that can be reasonably estimated in its portfolio of finance receivable Contracts. Provision for loss is charged to the Company's
Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of the underlying collateral and historical loss trends. As conditions change, the Company's level of provisioning and/or allowance may change as well.

CHARGE OFF POLICY

         Delinquent Contracts for which the related financed vehicle has been repossessed are generally charged off at the earliest of the month in which the proceeds from the sale of the financed vehicle were received, the month in which 90 days have passed from the date of repossession or the month in which the Contract becomes 210 days past due (see Repossessed and Other Assets below). The amount charged off is the remaining principal balance of the Contract, after the application of the net proceeds from the liquidation of the financed vehicle.
With respect to delinquent Contracts for which the related financed vehicle has not been repossessed, the remaining principal balance thereof is generally charged off no later than the end of the month that the Contract becomes 120 days past due for CPS Program receivables, and no later than the end of the month that the Contract becomes 180 days past due for other receivables.

CONTRACT ACQUISITION FEES AND ORIGINATIONS COSTS

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

         For Contracts purchased and securitized in pools which are structured as secured financings for financial accounting purposes, dealer acquisition fees and deferred originations costs are reduced against the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the life of the Contract using the interest method.

REPOSSESSED AND OTHER ASSETS

         If a customer fails to make or keep promises for payments, or if the customer is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the customer's payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed the Company will stop accruing interest on this Contract, and reclassify the remaining Contract balance to other assets at its estimated fair value less costs to sell. Included in other assets in the accompanying balance sheets are repossessed vehicles pending sale of $10.1 million and $4.2 million at December 31, 2006 and 2005, respectively.

         Included in Other Assets are non-finance receivable assets totaling
$1.8 million as of December 31, 2006, net of a valuation allowance of $1.9 million. The valuation allowance was established in 2005 and is included in general and administrative expenses in the Company's Consolidated Statement of Operations. Included in the $1.9 million valuation allowance is $900,000 associated with related party receivables.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


TREATMENT OF SECURITIZATIONS

         Prior to July 2003, dispositions of Contracts in securitization transactions were structured as sales for financial accounting purposes, therefore, gain on sale was recognized on those securitization transactions in which the Company, or a wholly-owned, consolidated subsidiary of the Company, retained a residual interest in the Contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. These securitization transactions included "term" securitizations (the purchaser held the Contracts for substantially their entire term) and "warehouse" securitizations (which financed the acquisition of the Contracts for future sale into term securitizations).

         The line item "Residual interest in securitizations" on the Company's
Consolidated Balance Sheet represents the residual interests in term securitizations completed prior to July 2003. This line represents the discounted sum of expected future cash flows from these securitization trusts.
Since the residual interest is attributable to receivables originated and securitized prior to the third quarter of 2003, these receivables are nearing the end of their contractual terms. Moreover, the terms of the securitizations provide the Company the option to repurchase the underlying receivables from the trust and retire the related bonds. Such repurchases are referred to as "clean-ups". When a clean-up takes place, the Company purchases the underlying receivables and records them on the balance sheet and removes that portion of the residual interest that is attributable to the trust that is terminated when the related bonds are retired. The Company conducts such clean-ups as the terms of the securitizations permit including two each in 2005 and 2006, and one since
December 31, 2006. A portion of the residual interest represents future cash flows from recoveries on charge offs from clean-up securitizations and will remain on the balance sheet for some time, even after the clean-up of the final transaction, until those particular cash flows are realized.

         All subsequent securitizations were structured as secured financings.
The warehouse securitizations are accordingly reflected in the line items
"Finance receivables" and "Warehouse lines of credit" on the Company's
Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt."

         The Company's term securitization structure has generally been as follows:

         The Company sells Contracts it acquires to a wholly-owned Special
Purpose Subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling the Company's Contracts. The SPS then transfers the same
Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities ("Notes"), in a principal amount equal to or less than the aggregate principal balance of the Contracts. The
Company typically sells these Contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to the Company are provided by the Company to the Trust. One or more investors purchase the Notes issued by the Trust (the "Noteholders"); the proceeds from the sale of the Notes are then used to purchase the Contracts from the Company. The Company may retain or sell subordinated Notes issued by the Trust. The Company purchases a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior
Notes, from an insurance company (a "Note Insurer"). In addition, the Company provides "Credit Enhancement" for the benefit of the Note Insurer and the Noteholders in three forms: (1) an initial cash deposit to a bank account (a
"Spread Account") held by the Trust, (2) overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the Contracts, and (3) in the form of subordinated Notes. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit
Enhancement be supplemented by a portion of collections from the Contracts until the level of Credit Enhancement reaches specified, levels which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related Contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of Contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant the Company the option to repurchase the sold Contracts from the Trust
(i.e., a "clean-up call") when the aggregate outstanding balance of the Contracts has amortized to a specified percentage of the initial aggregate balance.

         The Company's warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the Contracts pledges the Contracts to secure promissory notes that it issues, (ii) no increase in the required amount of Credit Enhancement is contemplated, and (iii) the Company does not purchase financial guaranty insurance. Upon each sale of Contracts in a securitization structured as a secured financing, the Company retains on its Consolidated Balance Sheet the Contracts securitized as assets and records the Notes issued in the transaction as indebtedness of the Company.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Under the prior securitizations structured as sales for financial accounting purposes, the Company removed from its Consolidated Balance Sheet the Contracts sold and added to its Consolidated Balance Sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that the Company retains in Contracts sold in the securitization. That retained or residual interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated
Notes retained, if any, and (d) receivables from the Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, the premium paid to the Note Insurer, and certain other expenses. Until the maturity of these transactions, the Company's
Consolidated Balance Sheet will reflect securitization transactions structured both as sales and as secured financings.

         The Company recognizes gains or losses attributable to the change in the estimated fair value of the Residuals. Gains in fair value are recognized in the income statement with losses being recorded as an impairment loss in the income statement. The Company is not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, the Company determines the estimated fair value of the Residuals by discounting the amount of anticipated cash flows that it estimates will be released to the Company in the future (the cash out method), using a discount rate that the Company believes is appropriate for the risks involved. The anticipated cash flows include collections from both current and charged off receivables. The Company has used an effective pre-tax discount rate of 14% per annum, except for certain collections from charged off receivables related to the Company's securitizations in 2001 and later, for which the Company has used a discount rate of 25%.

         The Company receives periodic base servicing fees for the servicing and collection of the Contracts. In addition, the Company is entitled to the cash flows from the Trusts that represent collections on the Contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and the premium paid to the Note Insurer, and certain other fees
(such as trustee and custodial fees). Required principal payments on the Notes are generally defined as the payments sufficient to keep the principal balance of the Notes equal to the aggregate principal balance of the related Contracts
(excluding those Contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related
Securitization Agreements require accelerated payment of principal until the principal balance of the Notes is reduced to the specified percentage. Such accelerated principal payment is said to create "overcollateralization" of the Notes.

         If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit
Enhancement, the excess is released to the Company. If the total Credit
Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Cash in the Spread Accounts is restricted from use by the Company. Cash held in the various
Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. In determining the value of the Residuals, the Company must estimate the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. The
Company's estimates are based on historical performance of comparable Contracts.

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



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SERVICING

         The Company considers the contractual servicing fee received on its managed portfolio held by non-consolidated subsidiaries to be equal to adequate compensation. As a result, no servicing asset or liability has been recognized.
Servicing fees received on its managed portfolio held by non-consolidated subsidiaries are reported as income when earned. Servicing fees received on its managed portfolio held by consolidated subsidiaries are included in interest income when earned. Servicing costs are charged to expense as incurred.
Servicing fees receivable, which are included in Other Assets in the accompanying balance sheets, represent fees earned but not yet remitted to the Company by the trustee.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

OTHER INCOME

         Other Income consists primarily of recoveries on previously charged off
MFN Contracts, fees paid to the Company by Dealers for certain direct mail services the Company provides, refunds of sales taxes paid by obligors under the Contracts, and, in 2005, $2.7 million in proceeds from sales of previously charged off Contracts to independent third parties. The recoveries on previously charged off MFN Contracts relate to Contracts that were acquired in the MFN acquisition. These recoveries totaled $4.3 million, $4.9 million and $8.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Included in Other Income for the year ended December 31, 2006 is a gain recognized on the Residual interest in securitizations in the amount of $1.2 million.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                                                            -------------------------------------------------
                                                                                 2006              2005              2004
                                                                            -------------     -------------     -------------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
         Numerator:
         Numerator for basic and diluted earnings (loss) per share ....     $      39,555     $       3,372     $     (15,888)
                                                                            =============     =============     =============
         Denominator:
         Denominator for basic earnings (loss) per share
            - weighted average number of common shares
            outstanding during the year ...............................            21,760            21,627            21,111
         Incremental common shares attributable to exercise
            of outstanding options and warrants .......................             2,292             1,886                --
                                                                            -------------     -------------     -------------
         Denominator for diluted earnings (loss) per share ............            24,052            23,513            21,111
                                                                            =============     =============     =============
         Basic earnings (loss) per share ..............................     $        1.82     $        0.16     $       (0.75)
                                                                            =============     =============     =============
         Diluted earnings (loss) per share ............................     $        1.64     $        0.14     $       (0.75)
                                                                            =============     =============     =============

         Incremental shares of 950,000, 639,000 and 1.8 million related to stock options have been excluded from the diluted earnings (loss) per share calculation for the year ended December 31, 2006, 2005 and 2004, respectively, because the impact is anti-dilutive.

DEFERRAL AND AMORTIZATION OF DEBT ISSUANCE COSTS

         Costs related to the issuance of debt are deferred and amortized using the interest method over the contractual or expected term of the related debt.

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

PURCHASES OF COMPANY STOCK

         The Company records purchases of its own common stock at cost and treats the shares as retired.

STOCK OPTION PLAN

         Effective January 1, 2006, the Company adopted SFAS No. 123 (revised),
"Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach.
Under the modified prospective approach, Employee Costs include all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

         Prior to the adoption of SFAS 123(R) we accounted for stock-based employee compensation plans in accordance with Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, whereby stock options are recorded at intrinsic value equal to the excess of the share price over the exercise price at the date of grant. For the periods prior to the adoption of SFAS 123(R) we have provided the pro forma net income (loss), pro forma earnings (loss) per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In December 2005, the Compensation Committee of the Board of Directors approved accelerated vesting of all the outstanding stock options issued by the Company. Options to purchase 2,113,998 shares of the Company's common stock, which would otherwise have vested from time to time through 2010, became immediately exercisable as a result of the acceleration of vesting. The decision to accelerate the vesting of the options was made primarily to reduce non-cash compensation expenses that would have been recorded in the Company's income statement upon the adoption of SFAS 123(R) in January 2006. The Company estimates that approximately $3.5 million of future non-cash compensation expense was eliminated as a result of the acceleration of vesting.

         At the time of the acceleration of vesting, the Company accounted for its stock options in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, the acceleration of vesting resulted in non-cash compensation charge of $427,000 for the year ended
December 31, 2005.

         The per share weighted-average fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004, was $3.39, $3.07, and $2.30, respectively. That fair value was estimated using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table. The Company estimates the expected life of each option as the average of the vesting period and the contractual life of the option. The volatility estimate is based on the historical volatility of the Company's stock over the period that equals the expected life of the option. Volatility assumptions ranged from 34% to 50% for 2006, 51% to 63% for 2005 and 47% to 64% for 2004. The risk-free interest rate is based on the yield on a US Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on the Company's intention not to issue dividends for the foreseeable future.

                                                  YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                             2006         2005         2004
                                         ------------ ------------ -------------
         Expected life (years)........       5.69          6.50         6.50
         Risk-free interest rate......       4.80%         4.32%        4.48%
         Volatility...................         47%           57%          55%
         Expected dividend yield......          -             -            -

         Prior to the adoption of SFAS 123(R) on January 1, 2006, compensation cost had been recognized for certain stock options in the Consolidated Financial
Statements in accordance with APB Opinion No. 25. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 ("SFAS 123"),
"Accounting for Stock Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below.

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
                                                          (IN THOUSANDS,
                                                              EXCEPT
                                                          PER SHARE DATA)
     Net income (loss)
        As reported .........................     $      3,372     $   (15,888)
        Pro forma ...........................             (648)        (16,808)
     Earnings (loss) per share - basic
        As reported .........................     $       0.16     $     (0.75)
        Pro forma ...........................            (0.03)          (0.80)
     Earnings (loss) per share - diluted
        As reported .........................     $       0.14     $     (0.75)
        Pro forma ...........................            (0.03)          (0.80)



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NEW ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Instruments". This statement amends the guidance in FASB
Statements No. 133, "Accounting for Derivative Instruments and Hedging
Activities", and No. 140, "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities". Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole
(eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe the adoption of this statement will have a material effect on the Company's financial position or operations.

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company on January 1, 2008, with early adoption permitted. The Company is in the process of evaluating
SFAS No. 157 but does not believe it will have a significant effect on its financial position or results of operations.

         In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for the Company in the first quarter of 2007. The Company is currently analyzing the effects of the adoption of FIN 48 but currently does not anticipate that the adoption will have a significant impact on its financial condition or results of operations.

         In February 2007, the FASB issued SFAS 159, "The Fair Value Option for
Financial Assets and Financial Liabilities-Including an Amendment of FASB
Statement No. 115". SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year that begins after November
15, 2007. SFAS 159 was recently issued and we are currently assessing the financial impact the Statement will have on our financial statements.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.
Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, valuing the Residuals, accreting discounts and acquisition fees, amortizing deferred costs and the recording of deferred tax assets. These are material estimates that could be susceptible to changes in the near term and, accordingly, actual results could differ from those estimates.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECLASSIFICATION

         Certain amounts for the prior years have been reclassified to conform to the current year's presentation with no impact on previously reported earnings or shareholders' equity.


(2) RESTRICTED CASH

         Restricted cash comprised the following components:

                                                          DECEMBER 31,
                                                 -----------------------------
                                                     2006             2005
                                                 ------------     ------------
                                                        (IN THOUSANDS)
         Securitization trust accounts .....     $    192,851     $    157,492
         Note purchase facility reserve ....               --               20
         Other .............................              150              150
                                                 ------------     ------------
         Total restricted cash .............     $    193,001     $    157,662
                                                 ============     ============

         Certain of the Company's operating agreements require that the Company establish cash reserves for the benefit of the other parties to the agreements, in case those parties are subject to any claims or exposure.

(3) FINANCE RECEIVABLES

  The following table presents the components of Finance Receivables, net of unearned interest:

                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        2006             2005
                                                                    -----------      -----------
         Finance Receivables                                               (IN THOUSANDS)
           Automobile
             Simple Interest ..................................     $ 1,474,126      $   933,510
             Pre-compute, net of unearned interest ............          29,251           54,693
                                                                    -----------      -----------

             Finance Receivables, net of unearned interest ....       1,503,377          988,203
             Less: Unearned acquisition fees and discounts ....         (22,583)         (16,899)
                                                                    -----------      -----------
             Finance Receivables ..............................     $ 1,480,794      $   971,304
                                                                    ===========      ===========

         Finance receivables totaling $12.2 million and $5.1 million at December
31, 2006 and 2005, respectively, have been placed on non-accrual status as a result of their delinquency status.

         The following table presents a summary of the activity for the allowance for credit losses, for the years ended December 31, 2006, 2005 and 2004:

                                                           DECEMBER 31,
                                               ------------------------------------
                                                 2006          2005          2004
                                               --------      --------      --------
                                                          (IN THOUSANDS)
         Balance at beginning of year ....     $ 57,728      $ 42,615      $ 35,889
         Provision for credit losses .....       92,057        58,987        32,574
         Charge-offs .....................      (88,335)      (55,978)      (34,636)
         Recoveries ......................       17,930        12,104         8,788
                                               --------      --------      --------
         Balance at end of year ..........     $ 79,380      $ 57,728      $ 42,615
                                               ========      ========      ========



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) RESIDUAL INTEREST IN SECURITIZATIONS

         The following table presents the components of the residual interest in securitizations and shown at their discounted amounts:

                                                                                     DECEMBER 31,
                                                                              ---------------------------
                                                                                 2006             2005
                                                                              -----------     -----------
                                                                                    (IN THOUSANDS)

         Cash, commercial paper, United States government securities
            and other qualifying investments (Spread Accounts) ..........     $     9,987     $    12,748
         Receivables from Trusts (NIRs) and recoveries of previously
            charged-off receivables .....................................             808           5,798
         Overcollateralization ..........................................           3,000           6,674
                                                                              -----------     -----------

         Residual interest in securitizations ...........................     $    13,795     $    25,220
                                                                              ===========     ===========

         The following table presents the estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of the Company's managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

                                                                                                  DECEMBER 31,
                                                                                  ---------------------------------------------
                                                                                      2006            2005             2004
                                                                                  -----------      -----------      -----------
                                                                                              (DOLLARS IN THOUSANDS)

         Undiscounted estimated credit losses ...............................     $     1,759      $     5,724      $    23,588
         Managed portfolio held by non-consolidated subsidiaries ............          34,850          103,130          233,621
         Undiscounted estimated credit losses as a percentage of managed
         portfolio held by non-consolidated subsidiary ......................            5.05%            5.55%           10.10%


         The key economic assumptions used in measuring all residual interest in securitizations as of December 31, 2006 and 2005 are included in the table below. The pre-tax discount rate remained constant at 14%, except for certain cash flows from charged off receivables related to the Company's securitizations from 2001 to 2003 where the Company has used a discount rate of 25%. The Company assumes that it will exercise it's clean-up option to repurchase the underlying receivables and retire the related bonds prior to the contractual maturity of the bonds.

                                                                  2006               2005
                                                            ---------------    ---------------
         Prepayment speed (Cumulative) ................      22.7% - 32.5%      22.2% - 35.8%
         Net credit losses (Cumulative) ...............      11.8% - 15.4%      11.9% - 20.2%


         Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

         Carrying amount/fair value of residual interest in securitizations ....     $13,795
         Weighted average life in years ........................................        1.49

         Prepayment Speed Assumption (Cumulative) ..............................   22.7% - 32.5%
         Estimated fair value assuming 10% adverse change ......................     $13,774
         Estimated fair value assuming 20% adverse change ......................      13,754

         Expected Net Credit Losses (Cumulative) ...............................   11.8% - 15.4%
         Estimated fair value assuming 10% adverse change ......................     $13,661
         Estimated fair value assuming 20% adverse change ......................      13,539

         Residual Cash Flows Discount Rate (Annual) ...........................   14.0% - 25.0%
         Estimated fair value assuming 10% adverse change ......................     $13,648
         Estimated fair value assuming 20% adverse change ......................      13,505


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

         The following table summarizes the cash flows received from (paid to) the Company's unconsolidated securitization Trusts:

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  2006              2005              2004
                                                              ------------      ------------      ------------
                                                                                (IN THOUSANDS)

         Releases of cash from Spread Accounts ..........     $      5,565      $      7,420      $     17,175
         Servicing Fees received ........................            2,435             4,490            13,631
         Net deposits to increase Credit Enhancement ....               --                --            (2,106)
         Purchase of delinquent or foreclosed assets ....           (9,068)          (22,682)          (44,473)
         Repurchase of trust assets .....................           (8,064)           (9,658)               --


(5) FURNITURE AND EQUIPMENT

         The following table presents the components of furniture and equipment:

                                                                           DECEMBER 31,
                                                                  ----------------------------
                                                                      2006            2005
                                                                  -----------      -----------
                                                                         (IN THOUSANDS)

         Furniture and fixtures .............................     $     3,846      $     3,780
         Computer equipment .................................           5,107            4,815
         Leasing assets .....................................             673              673
         Leasehold improvements .............................             666              666
         Other fixed assets .................................              71               17
                                                                  -----------      -----------
                                                                       10,363            9,951
         Less: accumulated depreciation and amortization ....          (9,539)          (8,872)
                                                                  -----------      -----------
                                                                  $       824      $     1,079
                                                                  ===========      ===========

         Depreciation expense totaled $667,000, $654,000 and $660,000 for the years ended December 31, 2006, 2005 and 2004, respectively.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6) RESTRUCTURING ACCRUALS

MFN MERGER

         In connection with the MFN Merger, the Company subsequently terminated the MFN origination activities and consolidated certain activities of MFN. In connection therewith, the Company recognized certain liabilities related to the costs to exit these activities and terminate the affected employees of MFN.
These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. Of these liabilities recognized at the merger date in the amount of $6.2 million, only the accrual related to facility closures remained outstanding as of December 31, 2006 and 2005 in the amounts of $366,000 and $545,000, respectively.

TFC MERGER

         In connection with the TFC Merger, the Company consolidated certain activities of CPS and TFC. As a result of this consolidation, the Company recognized certain liabilities related to the costs to integrate and terminate affected employees of TFC. These activities include service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. The total liabilities recognized by the Company at the time of the merger were $4.5 million. As of December 31, 2006, none of these liabilities remain outstanding compared with $454,000 outstanding as of December 31, 2005.

(7) SECURITIZATION TRUST DEBT

         The Company has completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on the Company's consolidated balance sheets as "Securitization trust debt," and the components of such debt are summarized in the following table:

                                                                                                      WEIGHTED
                           FINAL        RECEIVABLES                   OUTSTANDING    OUTSTANDING      AVERAGE
                         SCHEDULED       PLEDGED AT                   PRINCIPAL AT   PRINCIPAL AT   INTEREST RATE
                          PAYMENT       DECEMBER 31,     INITIAL      DECEMBER 31,   DECEMBER 31,  AT DECEMBER 31,
        SERIES            DATE (1)         2006         PRINCIPAL         2006           2005            2006
-------------------- ---------------- -------------- --------------  -------------  -------------  ---------------
                                                  (DOLLARS IN THOUSANDS)
TFC 2003-1              January 2009  $           -  $       52,365  $           -  $       6,557                -
CPS 2003-C                March 2010         15,473          87,500         14,815         30,550            3.57%
CPS 2003-D              October 2010         15,829          75,000         15,191         29,688            3.91%
CPS 2004-A              October 2010         21,519          82,094         21,608         40,225            4.32%
PCR 2004-1                March 2010          9,727          76,257          8,097         22,873            4.00%
CPS 2004-B             February 2011         29,338          96,369         29,437         52,704            4.17%
CPS 2004-C                April 2011         35,565         100,000         35,480         61,779            4.24%
CPS 2004-D             December 2011         48,239         120,000         47,384         82,801            4.44%
CPS 2005-A              October 2011         66,157         137,500         62,610        110,021            5.19%
CPS 2005-B             February 2012         75,747         130,625         70,933        113,194            4.80%
CPS 2005-C                  May 2012        122,947         183,300        117,434        173,509            5.19%
CPS 2005-TFC               July 2012         48,481          72,525         45,444         72,525            5.75%
CPS 2005-D                 July 2012        102,915         145,000        100,615        127,600            5.63%
CPS 2006-A             November 2012        197,493         245,000        195,822            N/A            5.27%
CPS 2006-B              January 2013        227,149         257,500        224,478            N/A            6.31%
CPS 2006-C                 July 2013        236,834         247,500        236,139            N/A            5.65%
CPS 2006-D (2)           August 2013        148,506         220,000        217,508            N/A            5.61%
                                      -------------  --------------  -------------  -------------
                                      $   1,401,919  $    2,328,535  $   1,442,995  $     924,026
                                      =============  ==============  =============  =============

-----------------
(1)      THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT.
         SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON
         AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON
         THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $472.3 MILLION IN 2007,
         $342.2 MILLION IN 2008, $261.3 MILLION IN 2009, $191.4 MILLION IN 2010, $128.3 MILLION IN 2011, AND $47.5
         MILLION IN 2012.
(2)      RECEIVABLES PLEDGED AT DECEMBER 31, 2006 EXCLUDES APPROXIMATELY $70.3 MILLION IN CONTRACTS DELIVERED TO
         THE TRUST IN JANUARY 2007 PURSUANT TO A PRE-FUNDING STRUCTURE.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that the Company maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. The Company was in compliance with all such covenants as of December 31, 2006.

         The Company is responsible for the administration and collection of the Contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of December
31, 2006, restricted cash under the various agreements totaled approximately
$192.9 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing.
Additional costs of borrowing include facility fees, insurance premiums, and amortization of transaction costs. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(8) DEBT

         The terms of the Company's significant debt outstanding at December 31, 2006 and 2005 are summarized below:

                                                                                  December 31,
                                                                             ----------------------
                                                                               2006         2005
                                                                               ----         ----
                                                                                 (IN THOUSANDS)

    RESIDUAL INTEREST FINANCING
    Notes secured by the Company's residual interests in securitizations. The notes outstanding at December 31, 2005, with a remaining balance of $19.2 million at December 31, 2006, were issued in November 2005 with issuance costs of $915,000. They are secured by 10 securitizations, bear interest at a blended rate of 8.70% per annum and have a final maturity of July 2011. Of the notes outstanding at December 31, 2006, $12.2 million are secured by retained interests in six more recent securitizations. These notes were issued in December 2006 with issuance costs of $437,500, bear interest at
    6.125% over LIBOR
    and have a final maturity of December 2013.                                 $31,378      $43,745



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  December 31,
                                                                             ----------------------
                                                                               2006          2005
                                                                               ----          ----
                                                                                 (IN THOUSANDS)
    SENIOR SECURED DEBT, RELATED PARTY
    Notes payable to Levine Leichtman Capital Partners II, L.P. ("LLCP"). The
    notes consists of separate term notes that each bear interest at 11.75% per annum, require monthly interest payments and are due in May 2007, after having been amended from higher rates and earlier maturities. The Company incurred issuance and amendment fees aggregating $1.3 million in relation to these notes. The notes are secured by all assets of the Company that are not pledged to securitization debt or residual interest debt and are the last in a series of borrowings from LLCP that have taken place since November 1998, which have also included the issuances to LLCP of warrants to purchase the
    Company's common stock. As of December 31, 2006 and 2005, a warrant to purchase 1,000 shares of common stock at $.01 per share remained outstanding and will expire in April 2009.
                                                                                $25,000       $40,000

    SUBORDINATED DEBT
    Notes bearing interest at 12.50% per annum at December 31, 2005. The Company incurred issuance costs of $1.1 million when the notes were issued in
    December 1995 and repaid at their
    maturity date in January 2006.                                                   --       $14,000

    SUBORDINATED RENEWABLE NOTES
    Notes bearing interest ranging from 6.15% to 13.85%, with a weighted average rate of 9.84%, and with maturities from January 2007 to December 2016 with a weighted average maturity of September 2008. The Company began issuing the notes in June 2005 and incurred issuance costs of $250,000. Payments are made monthly, quarterly, annually or upon maturity based on the terms
    of the individual notes.                                                    $13,574        $4,655
                                                                            ------------ -------------
                                                                                $69,952      $102,400
                                                                            ============ =============

         The costs incurred in conjunction with the above debt are recorded as deferred financing costs on the accompanying balance sheets and is more fully described in Note 1.

         The Company must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that the Company maintain certain financial ratios related to liquidity, net worth, capitalization and maximum financial losses. Further covenants include matters relating to investments, acquisitions, restricted payments and certain dividend restrictions.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes the contractual and expected maturity amounts of debt as of December 31, 2006:

            CONTRACTUAL           RESIDUAL                             RENEWABLE
             MATURITY             INTEREST            SENIOR         SUBORDINATED
               DATE              FINANCING (1)     SECURED DEBT          NOTES             TOTAL
          ------------------------------------------------------------------------------------------
                                                  (IN THOUSANDS)
               2007              $     10,947      $     25,000       $     5,842      $     41,789
               2008                     7,649                 -             2,938            10,587
               2009                    12,782                 -             3,371            16,153
               2010                         -                 -               467               467
               2011                         -                 -               851               851
            Thereafter                      -                 -               105               105
                               ---------------------------------------------------------------------
                                 $     31,378      $     25,000       $    13,574      $     69,952
                               =====================================================================

-----------------

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

         Included in compensation expense for the years ended December 31, 2006, 2005, and 2004, is $244,000, $644,000, and $271,000 related to the amortization of deferred compensation expense and valuation of stock options.

STOCK PURCHASES

         During 2000, the Company's Board of Directors authorized the Company to purchase up to $5 million of Company securities. In October 2002, the Board of Directors authorized the purchase of an additional $5 million of outstanding debt or equity securities. In October 2004, the Board of Directors authorized the purchase of an additional $5.0 million of outstanding debt or equity securities. As of December 31, 2006, the Company had purchased $5.0 million in principal amount of the debt securities, and $9.8 million of its common stock, representing 3,101,046 shares.

OPTIONS AND WARRANTS

         In July 1997, the Company adopted and its shareholders approved the 1997 Long-Term Incentive Plan (the "1997 Plan") pursuant to which the Company's
Board of Directors may grant stock options, restricted stock and stock appreciation rights to employees, directors or employees of entities in which the Company has a controlling or significant equity interest. Options that have been granted under the 1997 Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over five years. Subsequent amendments to the 1997 Plan have increased the aggregate maximum 6,900,000 shares.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In 2006, the Company adopted and its shareholders approved the CPS 2006
Long-Term Equity Incentive Plan (the "2006 Plan") pursuant to which the
Company's Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to employees of the Company or its subsidiaries, to directors of the Company, and to individuals acting as consultants to the Company or its subsidiaries. The maximum number of shares that may be subject to awards under the 2006 Plan is 1,500,000. Options that have been granted under the 2006 Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over five years.

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

         For the year ended December 31, 2006, the Company recorded stock-based compensation costs in the amount of $244,000. As of December 31, 2006, unrecognized stock-based compensation costs to be recognized over future periods equaled $3.2 million. This amount will be recognized as expense over a weighted-average period of 4.6 years.

         At December 31, 2006, the aggregate intrinsic value of options outstanding and exercisable was $12.8 million and $13.2 million, respectively.
The total intrinsic value of options exercised was $2.2 million, $1.3 million, and $1.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. New shares were issued for all options exercised during the years ended December 31, 2006 and 2005. At December 31, 2006, there were a total of
582,131 additional shares available for grant under the 2006 Plan and the 1997
Plan.

         Stock option activity for the year ended December 31, 2006 are as follows:

                                                                                                       WEIGHTED
                                                              NUMBER OF           WEIGHTED             AVERAGE
                                                                SHARES             AVERAGE            REMAINING
                                                            (IN THOUSANDS)     EXERCISE PRICE      CONTRACTUAL TERM
                                                           -----------------  ------------------  -------------------
         Options outstanding at the beginning of period               4,864   $            3.38           N/A
            Granted                                                   1,055                6.82           N/A
            Exercised                                                 (553)                2.77           N/A
            Forefeited                                                 (14)                5.22           N/A
                                                           -----------------  ------------------  -------------------
         Options outstanding at the end of period                     5,352   $            4.11        7.22 years
                                                           =================  ==================  ===================

         Options exercisable at the end of period                     4,297   $            3.45        6.58 years
                                                           =================  ==================  ===================

         The per share weighted average fair value of stock options granted whose exercise price was equal to the market price of the stock on the grant date during the years ended December 31, 2006, 2005 and 2004, was $3.39, $2.77, and $2.30, respectively.

         The per share weighted average fair value and exercise price of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2005 was $3.61 and $6.00, respectively. The Company did not issue any stock options above the market price of the stock during the years ended December 31, 2006 and 2004.

         The Company did not issue any stock options with an exercise price below the market price of the stock on the grant date.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On November 17, 1998, in conjunction with the issuance of a $25.0 million subordinated promissory note to an affiliate of LLCP, the Company issued warrants to purchase up to 3,450,000 shares of common stock at $3.00 per share, exercisable through November 30, 2005. In April 1999, in conjunction with the issuance of $5.0 million of an additional subordinated promissory note to an affiliate of LLCP, the Company issued additional warrants to purchase 1,335,000 shares of the Company's common stock at $0.01 per share to LLCP. As part of the purchase agreement, the existing warrants to purchase 3,450,000 shares at $3.00 per share were exchanged for warrants to purchase 3,115,000 shares at a price of $0.01 per share. The aggregate value of the warrants, $12.9 million, which is comprised of $3.0 million from the original warrants issued in November 1998 and $9.9 million from the repricing and additional warrants issued in April 1999, is reported as deferred interest expense to be amortized over the expected life of the related debt, five years. As of December 31, 2006 and 2005, 1,000 warrants remained unexercised which expire in April 2009. Such warrants and the 4,449,000 shares of common stock issued, upon the exercise of such warrants, have not been registered for public sale. However, the holder has the right to require the Company register the warrants and common stock for public sale in the future.

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



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10) INTEREST INCOME

         The following table presents the components of interest income:

                                                       YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                    2006         2005         2004
                                                  --------     --------     --------
                                                            (IN THOUSANDS)

         Interest on Finance Receivables ....     $251,609     $163,552     $ 99,701
         Residual interest income ...........        5,656        5,338        4,634
         Other interest income ..............        6,301        2,944        1,483
                                                  --------     --------     --------

         Net interest income ................     $263,566     $171,834     $105,818
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

(11) INCOME TAXES

  Income taxes consist of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                       2006               2005              2004
                                                   ------------       ------------      ------------
                                                                     (IN THOUSANDS)
         Current:
            Federal ..........................     $     19,036       $      5,340      $        712
            State ............................            1,193              1,687               862
                                                   ------------       ------------      ------------

                                                         20,229              7,027             1,574

         Deferred:
            Federal ..........................           (9,660)            (3,537)           (5,859)
            State ............................            4,877            (2,114)           (2,282)
            Change in valuation allowance ....          (41,801)            (1,376)            6,567
                                                   ------------       ------------      ------------
                                                        (46,584)            (7,027)           (1,574)
                                                   ------------       ------------      ------------

                   Income tax benefit ........     $    (26,355)      $         --      $         --
                                                   ============       ============      ============

         The Company's effective tax expense/(benefit) for the years ended
December 31, 2006, 2005 and 2004, differs from the amount determined by applying the statutory federal rate of 35% to income (loss) before income taxes as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    2006             2005              2004
                                                                 -----------      -----------       -----------
                                                                                (IN THOUSANDS)

         Expense (benefit) at federal tax rate .............     $     4,620      $     1,180       $    (5,561)
         State taxes, net of federal income tax benefit ....           5,585             (277)           (1,015)
         Other adjustments to tax reserve ..................           5,136               --                --
         Effect of change in state tax rate ................             486               --                --
         Valuation allowance ...............................         (41,801)          (1,376)            6,567
         Other .............................................            (381)             473                 9
                                                                 -----------      -----------       -----------
                                                                 $   (26,355)     $        --       $        --
                                                                 ===========      ===========       ===========



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

                                                              DECEMBER 31,
                                                    ------------------------------
                                                        2006               2005
                                                    ------------      ------------
                                                            (IN THOUSANDS)

         DEFERRED TAX ASSETS:
         Finance receivables ..................     $     30,777      $     20,303
         Accrued liabilities ..................            1,297             2,415
         Furniture and equipment ..............              524               359
         NOL carryforwards and BILs ...........           30,682            34,863
         Pension Accrual ......................               --             1,632
         Other ................................              846               (21)
                                                    ------------      ------------
            Total deferred tax assets .........           64,126            59,551
         Valuation allowance ..................           (9,361)          (51,162)
                                                    ------------      ------------
                                                          54,765             8,389
                                                    ------------      ------------

         DEFERRED TAX LIABILITIES:
         NIRs .................................               --              (857)
         Pension Accrual ......................              (96)               --
                                                    ------------      ------------
            Total deferred tax liabilities ....              (96)             (857)
                                                    ------------      ------------

            Net deferred tax asset ............     $     54,669      $      7,532
                                                    ============      ============

         As part of the MFN and TFC Mergers, CPS acquired certain net operating losses and built-in loss assets. Moreover, both MFN and TFC have undergone an ownership change for purposes of Internal Revenue Code ("IRC") Section 382. In general, IRC Section 382 imposes an annual limitation on the ability of a loss corporation (that is, a corporation with a net operating loss ("NOL") carryforward, credit carryforward, or certain built-in losses ("BILs")) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change. The Company has a valuation allowance of $9.4 million against MFN's deferred tax assets, as it is not more than likely that these amounts will be realized in the future. The Company has no valuation allowance against the TFC deferred tax assets, as it is more than likely that these amounts will be realized in the future.

         In determining the possible future realization of deferred tax assets, the Company considers the taxes paid in the current and prior years that may be available to recapture as well as future taxable income from the following sources: (a) reversal of taxable temporary differences; (b) future operations exclusive of reversing temporary differences; and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. As a result of the Company's analysis of all available evidence, both positive and negative as of the end of the fourth quarter of 2006, it was considered more likely than not that a full valuation allowance for deferred tax assets was not required, resulting in the reversal of a portion of the valuation allowance previous recorded against deferred tax assets and generating a $41.8 million tax benefit recorded in the statement of operations. As of December 31, 2006, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of the valuation allowance will ultimately be recovered. As of December 31, 2006, a valuation allowance of approximately $9.4 million remained recorded against the deferred tax assets.
However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that recovery is not more than likely.

         As of December 31, 2006, the Company has net operating loss carryforwards for federal and state income tax purposes of $17.4 million (all of which is subject to annual IRC 382 limitations) and $20.3 million, respectively, which are available to offset future taxable income, if any, subject to annual
IRC Section 382 limitations, through 2021 and 2012-2013, respectively.

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



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company's tax returns for the years 2003 and 2004 are currently under examination by the California Franchise Tax Board. The Company does not expect that the results of this examination will have a material effect on its financial condition or results of operations.

(12) RELATED PARTY TRANSACTIONS

LOANS TO OFFICERS TO EXERCISE CERTAIN STOCK OPTIONS

         During 2002, the Company's Board of Directors approved a program under which officers of the Company would be advanced amounts sufficient to enable them to exercise certain of their outstanding options. Such loans were available for a limited period of time, and available only to exercise previously repriced options. The loans bear interest at a rate of 5.50% per annum, and are due in 2007. At December 31, 2006 and 2005, there was $407,000 and $434,000, respectively outstanding related to these loans. Such amounts have been recorded as contra-equity within common stock in the Shareholders' Equity section of the Company's Consolidated Balance Sheet.

(13) COMMITMENTS AND CONTINGENCIES

LEASES

         The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2010. Future minimum lease payments at December 31, 2006, under these leases are due during the years ended
December 31 as follows:

                                                 AMOUNT
                                               ----------
                                              (IN THOUSANDS)

         2007 ............................     $    3,892
         2008 ............................          2,518
         2009 ............................            452
         2010 ............................            204
                                               ----------

         Total minimum lease payments ....     $    7,066
                                               ==========

         Rent expense for the years ended December 31, 2006, 2005 and 2004, was $3.9 million, $3.4 million, and $3.5 million, respectively.

         The Company's facility leases contain certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the terms of the leases.

         During 2006, 2005 and 2004, the Company received $194,000, $482,000 and
$385,000, respectively, of sublease income, which is included in occupancy expense. Future minimum sublease payments totaled $31,000 at December 31, 2006.

LITIGATION

         STANWICH LITIGATION. CPS was for some time a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los
Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services
Corp. ("Stanwich"), an affiliate of the former chairman of the board of directors of CPS, is the entity that was obligated to pay the Settlement
Payments. Stanwich defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal bankruptcy court in Connecticut. At December 31, 2004, CPS was a defendant only in a cross-claim brought by one of the other defendants in the case, Bankers
Trust Company, which asserted a claim of contractual indemnity against CPS.

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



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         CPS has reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action. Under the agreement in principle, CPS would pay the bankruptcy estate $625,000 and abandon its claims against the estate, while the estate would abandon its adversary action against Mr. Pardee. A hearing to consider that agreement is scheduled for March 2007. If approved, CPS expects that the agreement will result in (i) limitation of its exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) stays in Rhode Island being lifted, causing those cases to become active again. There can be no assurance as to these expectations nor as to whether the court will approve the proposed agreement.

         The reader should consider that an adverse judgment against CPS in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect.

         OTHER LITIGATION. On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, alleging that plaintiff Coleman was harmed by an alleged failure to refer, in the notice given after repossession of her vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. Plaintiff seeks damages in an unspecified amount, on behalf of a purported nationwide class. CPS removed the case to federal bankruptcy court, and filed a motion for summary judgment as part of its adversary proceeding against the plaintiff in the bankruptcy court.
The federal bankruptcy court granted the plaintiff's motion to send the matter back to Alabama state court. CPS appealed that ruling to the federal district court. That court ordered the bankruptcy court to decide whether the plaintiff has standing to pursue her claims and, if standing is found, to reconsider its remand decision. The matter is currently pending before the bankruptcy court.
Although we believe that we have one or more defenses to each of the claims made in this lawsuit, no discovery has yet been conducted and the case is still in its earliest stages. Accordingly, there can be no assurance as to its outcome.

         In June 2004, Plaintiff Jeremy Henry filed a lawsuit against the
Company in the California Superior Court, San Diego County, alleging improper practices related to the notice given after repossession of a vehicle that he purchased. Plaintiff's motion for a certification of a class has been denied, and is the subject of an appeal now before the California Court of Appeal.
Irrespective of the outcome of that appeal, as to which there can be no assurance, the Company has a number of defenses that may dispose of the claims of plaintiff Henry.

         In August and September 2005, two plaintiffs represented by the same law firm filed substantially identical lawsuits in the federal district court for the northern district of Illinois, each of which purports to be a class action, and each of which alleges that CPS improperly accessed consumer credit information. CPS has reached agreements in principle to settle these cases. One of the settlements has received final approval from the court and the other has received preliminary approval. Notice of the settlements has been sent to the class.

         The Company has recorded a liability as of December 31, 2006 that it believes represents a sufficient allowance for legal contingencies. Any adverse judgment against the Company, if in an amount materially in excess of the recorded liability, could have a material adverse effect on the financial position of the Company. The Company is involved in various other legal matters arising in the normal course of business. Management believes that any liability as a result of those matters would not have a material effect on the Company's financial position.

(14) EMPLOYEE BENEFITS

         The Company sponsors a pretax savings and profit sharing plan (the
"401(k) Plan") qualified under Section 401(k) of the Internal Revenue Code.
Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). The Company may, at its discretion, match 100% of employees' contributions up to $1,500 per employee per calendar year. The
Company's contributions to the 401(k) Plan were $520,000, $439,000 and $409,000 for the year ended December 31, 2006, 2005 and 2004, respectively.

         The Company also sponsors the MFN Financial Corporation Pension Plan
("the Plan"). The Plan benefits were frozen June 30, 2001.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of
FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits
Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 was adopted by the Company in the fourth quarter of 2006. The adoption did not have a significant impact on the Company's financial position or results of operations. The disclosure requirements of this standard are included herein.

         The following tables set forth the plan's benefit obligations, fair value of plan assets, and amounts recognized at December 31, 2006 and 2005:

                                                                           DECEMBER 31,
                                                                  ------------------------------
                                                                      2006              2005
                                                                  ------------      ------------
                                                                          (IN THOUSANDS)
         CHANGE IN PROJECTED BENEFIT OBLIGATION
         Projected benefit obligation, beginning of year ....     $     15,799      $     13,683
         Service cost .......................................               --                --
         Interest cost ......................................              876               845
         Actuarial (gain) loss ..............................             (494)            1,867
         Benefits paid ......................................             (725)             (596)
                                                                  ------------      ------------
            Projected benefit obligation, end of year .......     $     15,456      $     15,799
                                                                  ============      ============


         The accumulated benefit obligation for the plan was $15.5 million and $15.8 million at December 31, 2006 and 2005, respectively.


         CHANGE IN PLAN ASSETS
         Fair value of plan assets, beginning of year ....     $     13,812      $     13,287
         Return on assets ................................            1,770               973
         Employer contribution ...........................              900               207
         Expenses ........................................              (61)              (59)
         Benefits paid ...................................             (725)             (596)
                                                               ------------      ------------
            Fair value of plan assets, end of year .......     $     15,696      $     13,812
                                                               ============      ============

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                 2006            2005
                                                                              ----------      ----------
                                                                                   (IN THOUSANDS)
         BENEFIT OBLIGATION RECOGNIZED IN OTHER COMPREHENSIVE INCOME
         Net loss (gain) ................................................     $   (1,223)     $    2,044
         Prior service cost (credit) ....................................             --              --
         Amortization of prior service cost .............................             --              --
                                                                              ----------      ----------
            Net amount recognized in other comprehensive income .........     $   (1,223)     $    2,044
                                                                              ==========      ==========



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ADDITIONAL INFORMATION

         Weighted average assumptions used to determine benefit obligations and cost at December 31, 2006 and 2005 were as follows:

         WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATIONS
         Discount rate ...............................................................        5.88%     5.50%

         WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST
         Discount rate ...............................................................        5.50%     5.50%
         Expected return on plan assets ..............................................        8.50%     8.50%


         The Company's overall expected long-term rate of return on assets is 8.50% per annum as of December 31, 2006. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

                                                                                              DECEMBER 31,
                                                                                       -------------------------
                                                                                         2006            2005
                                                                                       ---------       ---------
                                                                                            (IN THOUSANDS)
         AMOUNTS RECOGNIZED ON CONSOLIDATED BALANCE SHEET
         Other assets ............................................................     $     240       $      --
         Other liabilities .......................................................            --          (1,987)
                                                                                       ---------       ---------
            Net amount recognized ................................................     $     240       $  (1,987)
                                                                                       =========       =========


         AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME CONSISTS OF:
         Net loss (gain) .........................................................     $   2,838       $   4,071
         Unrecognized transition asset ...........................................            --             (10)
                                                                                       ---------       ---------
            Net amount recognized ................................................     $   2,838       $   4,061
                                                                                       =========       =========

         COMPONENTS OF NET PERIODIC BENEFIT COST
         Interest Cost ...........................................................     $     876       $     845
         Expected return on assets ...............................................        (1,149)         (1,104)
         Amortization of transition asset ........................................           (10)            (35)
         Amortization of net  loss ...............................................           179              48
                                                                                       ---------       ---------
            Net periodic benefit cost ............................................     $    (104)      $    (246)
                                                                                       =========       =========

         UNFUNDED ACCUMULATED BENEFIT OBLIGATION AT YEAR-END
         Projected Benefit Obligation ............................................     $     N/A       $  15,799
         Accumulated Benefit Obligation ..........................................           N/A          15,799
         Fair Value of Plan Assets ...............................................           N/A          13,812


         The weighted average asset allocation of the Company's pension benefits at December 31, 2006 and 2005 were as follows:

         WEIGHTED AVERAGE ASSET ALLOCATION AT YEAR-END

         ASSET CATEGORY
         Equity securities ...........................      79%      75%
         Debt securities .............................      21%      25%
                                                          ------   ------
            Total ....................................     100%     100%
                                                          ======   ======



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH FLOWS

         EXPECTED BENEFIT PAYOUTS
         2007 ..............................................    $          552
         2008 ..............................................               604
         2009 ..............................................               608
         2010 ..............................................               625
         2011 ..............................................               699
         Years 2012 - 2016 .................................             4,281

         Anticipated Contributions in 2007 .................    $            -


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

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2006 and 2005, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2006 and 2005, were as follows:

                                                                             DECEMBER 31,
                                                       -------------------------------------------------------
                                                                 2006                          2005
                                                       -------------------------     -------------------------
                                                        CARRYING         FAIR          CARRYING       FAIR
         FINANCIAL INSTRUMENT                            VALUE           VALUE          VALUE         VALUE
         -----------------------------------------     ----------     ----------     ----------     ----------
                                                                          (IN THOUSANDS)

         Cash and cash equivalents ...............     $   14,215     $   14,215     $   17,789     $   17,789
         Restricted cash and equivalents .........        193,001        193,001        157,662        157,662
         Finance receivables, net ................      1,401,414      1,401,414        913,576        913,576
         Residual interest in securitizations ....         13,795         13,795         25,220         25,220
         Accrued interest receivable .............         17,043         17,043         10,930         10,930
         Note receivable and accrued interest ...          2,371          2,371          2,178          2,178
         Warehouse lines of credit ...............         72,950         72,950         35,350         35,350
         Notes payable ...........................             45             45            211            211
         Accrued interest payable ................          3,870          3,870          1,971          1,971
         Residual interest financing .............         31,378         31,378         43,745         43,745
         Securitization trust debt ...............      1,442,995      1,441,881        924,026        914,901
         Senior secured debt .....................         25,000         25,000         40,000         40,000
         Subordinated renewable notes ............         13,574         13,574          4,655          4,655
         Subordinated debt .......................             --             --         14,000         14,000



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

ACCRUED INTEREST RECEIVABLE AND PAYABLE

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


(16) LIQUIDITY

         Our business requires substantial cash to support purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from operating activities, including proceeds from sales of automobile contracts, amounts borrowed under various revolving credit facilities
(also sometimes known as warehouse credit facilities), servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitized portfolios of automobile contracts in which we have retained a residual ownership interest and from the spread accounts associated with such pools. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those portfolios and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to purchase, sell, and borrow against automobile contracts.

         Net cash provided by operating activities for the years ended December
31, 2006, 2005 and 2004 was $57.1 million, $36.7 million and $10.0 million, respectively. Cash from operating activities is generally provided by net income from our operations. The increase in 2006 vs. 2005, and 2005 vs. 2004, is due in part to our increased net earnings before the significant increase in the provision for credit losses.

         Net cash used in investing activities for the years ended December 31, 2006, 2005 and 2004, was $568.4 million, $411.7 million, and $314.1 million, respectively. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $1,019.0 million, $691.3 million and $506.0 million in 2006, 2005 and 2004, respectively.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Net cash provided by financing activities for the year ended December
31, 2006, was $507.7 million compared with $378.4 million for the year ended
December 31, 2005 and $285.3 million for the year ended December 31, 2004. Cash used or provided by financing activities is primarily attributable to the issuance or repayment of debt. We issued $1,003.6 million of securitization trust debt in 2006 as compared to $662.4 million in 2005 and $474.7 million in 2004.

         We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of December 31, 2006, we had $400 million in warehouse credit capacity, in the form of two $200 million facilities. One $200 million facility provides funding for automobile contracts purchased under the TFC
Programs while both warehouse facilities provide funding for automobile contracts purchased under the CPS Programs. On June 29, 2005, we terminated a third facility in the amount of $125 million, which we had utilized to fund automobile contracts under the CPS and TFC Programs.

         The first of two warehouse facilities mentioned above is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding, LLC. This facility was established on November
15, 2005, and expires on November 14, 2007, although it is renewable with the mutual agreement of the parties. On November 8, 2006 the facility was increased from $150 million to $200 million and the advance was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month
LIBOR plus 2.00% per annum. At December 31, 2006, $45.2 million was outstanding under this facility.

         The second of two warehouse facilities is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On
June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs. The available credit under the facility was increased again to $200 million on August 31, 2005. In April
2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants. On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants.
Notes under this facility accrue interest at a rate of one-month LIBOR plus
2.00% per annum. The lender has annual termination options at its sole discretion on each June 30 through 2007, at which time the agreement expires. At
December 31, 2006, $27.8 million was outstanding under this facility.

         The balance outstanding under these warehouse facilities generally will increase as we purchase additional automobile contracts, until we effect a securitization utilizing automobile contracts warehoused in the facilities, at which time the balance outstanding will decrease.

         We securitized $957.7 million of automobile contracts in four private placement transactions during the year ended December 31, 2006, as compared to $674.4 million of automobile contracts in five private placement transactions during the year ended December 31, 2005. All of these transactions were structured as secured financings and, therefore, resulted in no gain on sale. In
March 2004, one of our wholly-owned bankruptcy remote consolidated subsidiaries issued $44.0 million of asset-backed notes secured by its retained interest in eight term securitization transactions. The notes had an interest rate of 10.0% per annum and a final maturity in October 2009 and were required to be repaid from the distributions on the underlying retained interests. In connection with the issuance of the notes, we incurred and capitalized issuance costs of $1.3 million. We repaid the notes in full in August 2005. In November 2005, we completed a similar securitization whereby a wholly-owned bankruptcy remote consolidated subsidiary of ours issued $45.8 million of asset-backed notes secured by its retained interest in 10 term securitization transactions. These notes, which bear interest at a blended interest rate of 8.70% per annum and have a final maturity in July 2011, are required to be repaid from the distributions on the underlying residual interests. In connection with the issuance of the notes, we incurred and capitalized issuance costs of $915,000.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In December 2006 we entered into a $35 million residual credit facility that is secured by our retained interests in more recent term securitizations.
This facility, which bears interest at LIBOR plus 6.125%, allows for new borrowings over a two-year period and then amortizes over a five-year period. At
December 31, 2006, there was $12.2 million outstanding under this facility and was secured by our retained interests in six term securitization transactions.

         Cash released from trusts and their related spread accounts to us related to the portfolio owned by consolidated subsidiaries for the years ended
December 31, 2006, 2005 and 2004 was $16.5 million, $23.1 million and $21.4 million, respectively. Changes in the amount of credit enhancement required for term securitization transactions and releases from trusts and their related spread accounts are affected by the structure of the credit enhancement and the relative size, seasoning and performance of the various pools of automobile contracts securitized that make up our managed portfolio to which the respective spread accounts are related. The trend in our recent securitizations has been towards credit enhancements that require a lower proportion of spread account cash and a greater proportion of over-collateralization. This trend has led to somewhat lower levels of restricted cash and releases from trusts relative to the size of our managed portfolio.

         The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. We may be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2006, we had unrestricted cash on hand of $14.2 million and available capacity from our warehouse credit facilities of $327.0 million.
Warehouse capacity is subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Our plans to manage the need for liquidity include the completion of additional securitizations that would provide additional credit availability from the warehouse credit facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to purchase automobile contracts and interest income and other portfolio related income would decrease.

         Our primary means of ensuring that our cash demands do not exceed our cash resources is to match our levels of automobile contract purchases to our availability of cash. Our ability to adjust the quantity of automobile contracts that we purchase and securitize will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of automobile contract purchases can be maintained or increased. While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows only if the amount of credit enhancement has reached specified levels and/or the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to us of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the insurers to require the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related trusts will continue to generate sufficient cash.

         Certain of our securitization transactions and the warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

         The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective insurance companies upon defined events of default, and, in some cases, at the will of the insurance company. Were an insurance company in the future to exercise its option to terminate such agreements, such a termination could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the terminated agreements. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(17) SELECTED QUARTERLY DATA (UNAUDITED)

                                             QUARTER         QUARTER         QUARTER          QUARTER
                                              ENDED           ENDED           ENDED            ENDED
                                            MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                           -----------      -----------     -----------     -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

2006
Revenues .............................     $    58,024      $    67,233     $    73,713     $    79,893
Income before income taxes ...........           1,790            2,627           4,265           4,518
Net income ...........................           1,790            2,627           4,265          30,873
Income per share:
   Basic .............................     $      0.08      $      0.12     $      0.20     $      1.43
   Diluted ...........................            0.07             0.11            0.18            1.30
2005
Revenues .............................     $    41,833      $    47,776     $    49,374     $    54,714
Income (loss) before income taxes ....            (239)             545           1,398           1,668
Net income (loss) ....................            (239)             545           1,398           1,668
Income (loss) per share:
   Basic .............................     $     (0.01)     $      0.03     $      0.06     $      0.08
   Diluted ...........................           (0.01)            0.02            0.06            0.07


                                                     F-36