Form 10-K/A
period 2006-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2007-04-30
CIK 889609

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

Large accelerated filer [ ] Accelerated filer [ X ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The aggregate market value of the 13,522,700 shares of the registrant's common stock held by non-affiliates, based upon the closing price of the registrant's common stock of $6.71 per share reported by Nasdaq as of June 30, 2006, was approximately $90,737,317. For purposes of this computation, a registrant sponsored pension plan and all directors, executive officers, and beneficial owners of 10 percent or more of the registrant's common stock are deemed to be affiliates. Such determination is not an admission that such plan, directors, executive officers, and beneficial owners are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on April 27, 2007, was 21,581,683.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant's 2006 annual shareholders meeting are incorporated by reference into Item 11 hereof.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the executive officers of the registrant (the "Company" or "CPS") as of March 9, 2007, appears in Part I of this report, and is incorporated herein by reference. In addition, the Company on April 17, 2007 promoted two individuals to positions as executive officers:

TERI L. CLEMENTS, 44, is the Company's Senior Vice President-Originations. She joined the Company in 1991, and held a series of successively more responsible positions prior to being appointed Vice President-Originations in 1998.

JAYNE M. HOLLAND, 45, is the Company's Senior Vice President-Operations. She joined the company in 1992, and held a series of successively more responsible positions prior to being appointed Vice President-Operations in 1999.

The names of the Company's directors, their principal occupations, and certain other information regarding them are set forth below.

NAME                           AGE    POSITION(S) WITH THE COMPANY
----                           ---    ----------------------------
Charles E. Bradley, Jr.         47    President, Chief Executive Officer, and
                                          Chairman of the Board of Directors
E. Bruce Fredrikson             69    Director
John E. McConnaughy, Jr.        78    Director
John G. Poole                   64    Vice Chairman of the Board of Directors
Brian J. Rayhill                44    Director
William B. Roberts              69    Director
John C. Warner                  59    Director
Daniel S. Wood                  48    Director

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

E. BRUCE FREDRIKSON has been a director of the Company since March 2003. He is a Professor of Finance, Emeritus, at Syracuse University's Martin J. Whitman School of Management, where he taught from 1966 to 2003. Mr. Fredrikson has published numerous papers on accounting and finance topics. He is also the non-executive chairman of the board of directors of Track Data Corporation and a director of Colonial Commercial Corp.

JOHN E. MCCONNAUGHY, JR. has been a director of the Company since 2001. He is the Chairman and Chief Executive Officer of JEMC Corporation, which is a personal holding company he formed in 1985. From 1981 to 1992 he was the Chairman and Chief Executive Officer of GEO International Corp, a company in the business of nondestructive testing, screen-printing and oil field services. Mr. McConnaughy was previously and concurrently Chairman and Chief Executive Officer of Peabody International Corp., from 1969 to 1986. He currently serves as a director of Levcor International, Inc., Wave Systems Corp. Allis Chalmers Corp., Arrow Resources Development Inc. and Kinetitec Corp. Mr. McConnaughy is also Chairman of the Board of Trustees of the Strang Clinic and is the Chairman Emeritus of the Board of the Harlem School of the Arts.

JOHN G. POOLE has been a director of the Company since November 1993 and its Vice Chairman since January 1996. He is now a private investor, having previously been a director and Vice President of Stanwich Partner Inc. ("SPI") until July 2001. SPI, which Mr. Poole co-founded in 1982, acquired controlling interests in companies in conjunction with their existing management. Mr. Poole is also a director of Reunion Industries, Inc.

BRIAN J. RAYHILL has been a director of the Company since August 2006. Mr. Rayhill has been a practicing attorney in New York State since 1988.

WILLIAM B. ROBERTS has been a director of the Company since its formation in March 1991. Since 1981, he has been the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts.

JOHN C. WARNER was elected as a director of the Company in April 2003. Mr. Warner was chief executive officer of O'Neill Clothing, a manufacturer and marketer of apparel and accessories, from 1996 until his retirement in May 2005.

DANIEL S. WOOD has been a director of the Company since July 2001. Mr. Wood was president of, a manufacturer of custom injection moldings, until his retirement in April 2006. He now serves as a consultant to that company. Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo Technical Plastics.

The Board of Directors has established an Audit Committee, a Compensation and Stock Option Committee, and a Nominating Committee. Each of these three committees operates under a written charter, adopted by the Board of Directors of the Company. The Board of Directors has concluded that each member of these three committees (every director other than Mr. Bradley, the Company's chief executive officer) is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them have a material relationship with the Company that would impair the independence from management or otherwise compromise the ability to act as an independent director.

The members of the Audit Committee are E. Bruce Fredrikson (chairman), John C. Warner and John G. Poole. The Audit Committee is empowered by the Board of Directors to review the financial books and records of the Company in consultation with the Company's accounting and auditing staff and its independent auditors and to review with the accounting staff and independent auditors any questions that may arise with respect to accounting and auditing policy and procedure.

The Board of Directors has further determined that Mr. Fredrikson has the qualifications and experience necessary to serve as an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. Such qualifications and experience are described above in this section.

The members of the Compensation and Stock Option Committee are Daniel S. Wood (chairman), John E. McConnaughy, Jr. and William B. Roberts. This Committee makes determinations as to general levels of compensation for all employees of the Company and the annual salary of each of the executive officers of the Company, and administers the Company's compensation plans. Those plans include the Company's 1997 Long-Term Stock Incentive Plan, the Executive Management Bonus Plan, and the CPS 2007 Long-Term Equity Incentive Plan.

The members of the Nominating Committee are Brian J. Rayhill (chairman), Mr. Fredrikson, and Mr. Wood. Nominations for board positions are made on behalf of the Board of Directors by the nominating committee. Because neither the Board of Directors nor its Nominating Committee has received recommendations from shareholders as to nominees, the Board of Directors and the Nominating Committee believe that it is and remains appropriate to operate without a formal policy with regard to any director candidates who may in the future be recommended by shareholders. The nominating committee would consider such recommendations.

When considering a potential nominee, the nominating committee considers the benefits to the Company of such nomination, based on the nominee's skills and experience related to managing a significant business, the willingness and ability of the nominee to serve, and the nominee's character and reputation.

Shareholders who wish to suggest individuals for possible future consideration for board positions, or to otherwise communicate with the Board of Directors, should direct written correspondence to the corporate secretary at the Company's principal executive offices, indicating whether the shareholder wishes to communicate with the nominating committee or with the Board of Directors as a whole. The present policy of the Company is to forward all such correspondence to the designated members of the Board of Directors. There have been two changes in the procedures regarding shareholder recommendations in the past year: first, the Board of Directors established a nominating committee for the first time in October 2006, and second, shareholders are now requested to address their communications to "corporate secretary" rather than to "the Board of Directors," in order to ensure appropriate handling of any such communications.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company. Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2006 were timely filed, except that Mr. Rayhill filed two reports late, one report relating to his initial holdings, and the other (one day late) relating to one transaction.

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers, which applies to the Company's chief executive officer, chief financial officer, controller and others. A copy of the Code of Ethics may be obtained at no charge by written request to the Corporate Secretary at the Company's principal executive offices.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2006, 2005, and 2004 by the Company's chief executive officer, by its chief financial officer, and by the three other most highly compensated individuals (such five individuals, the "named executive officers") who were serving in such positions or as executive officers at any time in 2006.


SUMMARY COMPENSATION TABLE
                                                                                  All Other
                                                                    Option       Compensation
  Name and Principal Position        Year     Salary     Bonus     Awards(1)         (2)          Total
------------------------------------------------------------------------------------------------------------
   CHARLES E. BRADLEY, JR.           2006    $780,000  $1,250,000   $305,136       $ 1,850     $2,336,986
   President & Chief                 2005     735,000   1,000,000    458,240         1,600      2,194,840
   Executive Officer                 2004     700,000     700,000    555,840         1,600      1,957,440

   JEFFREY P. FRITZ                  2006     276,000     258,000    152,568         1,844        688,412
   Sr. Vice President - Accounting   2005     240,000     197,000    281,430         1,552        719,982
   & Chief Financial Officer (3)     2004      87,500      70,000    178,416        60,902        396,818

   CURTIS K. POWELL                  2006     283,000     209,000    152,568         1,850        646,418
   Sr. Vice President -              2005     270,000     208,000    124,500         1,600        604,100
   Originations & Marketing          2004     252,000     177,000     46,320         1,600        476,920

   ROBERT E. RIEDL                   2006     281,000     253,000    152,568         1,850        688,418
   Sr. Vice President - Finance      2005     255,000     209,000    176,810         1,594        642,404
   & Chief Investment Officer (4)    2004     240,000     144,000    185,280         1,576        570,856

   CHRIS TERRY                       2006     274,000     269,000    152,568         1,822        697,390
   Sr. Vice President -              2005     203,000     191,000    281,347         1,463        676,810
   Asset Recovery                    2004     162,000     125,000     46,320         1,367        334,687
------------------------------------------------------------------------------------------------------------

(1) Represents the dollar value of accrued for financial accounting purposes in connection with the grant of such options. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R. The assumptions used for those estimates are discussed in note 1 to the financial statements of the Company filed pursuant to item 8 of this report, under the subheading "Stock Option Plan." Such discussion is incorporated herein by reference.
(2) Amounts in this column represent (a) any Company contributions to the Employee Savings Plan (401(k) Plan), and (b) premiums paid by the Company for group life insurance, as applicable to the named executive officers. Company contributions to the 401(k) Plan were $1000 per individual in 2004, 2005 and 2006.
(3) Mr. Fritz became an executive officer in August 2004, and was named chief financial officer in April 2006. The amount shown under "All other compensation" includes $59,782 paid to him for consulting services provided in 2004 prior to his becoming an employee and officer of the Company.
(4) Mr. Riedl became an executive officer in January 2003, was chief financial officer from August 2003 to April 2006, and was named chief investment officer in April 2.

GRANTS OF PLAN-BASED AWARDS IN LAST FISCAL YEAR

The Company in the year ended December 31, 2006, did not grant any stock awards or stock appreciation rights to any of the named executive officers. The Company has from time to time granted options to substantially all of its management and marketing employees, and did so in October 2006. The following table provides information on grants of plan-based awards in 2006 to the named executive officers, all of which were included in the October grant. Each of the options reported in the table below becomes exercisable as to 20% of the total number of underlying shares on the first through fifth anniversaries of the grant date, and expires on the tenth anniversary.

GRANTS OF PLAN-BASED AWARDS

-------------------------------------------------------------------------------------------------------------
                                                Number of shares   Exercise or     Grant date fair
                                                   underlying     base price of     value of stock
Name                         Grant date             options       option awards   and option awards
-------------------------------------------------------------------------------------------------------------
 Charles E. Bradley, Jr.    October 25, 2006         80,000           $6.85           $305,136
 Curtis K. Powell           October 25, 2006         40,000           $6.85           $152,568
 Robert E. Riedl            October 25, 2006         40,000           $6.85           $152,568
 Jeffrey P. Fritz           October 25, 2006         40,000           $6.85           $152,568
 Chris Terry                October 25, 2006         40,000           $6.85           $152,568
-------------------------------------------------------------------------------------------------------------

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth as of December 31, 2006 the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option. Each option referred to in the table was granted under the Company's 1991 Stock Option Plan, 1997
Long-Term Equity Incentive Plan or 2006 Long-Term Equity Incentive Plan, at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award.




                                  Number of shares        Number of shares          Option       Option expiration date
                                        underlying              underlying        exercise
                               unexercised options     unexercised options           price
                                   (#) exercisable       (#) unexercisable       ($/share)
-----------------------------------------------------------------------------------------------------------------------
Charles E. Bradley, Jr.                     11,100                       0          $0.625             October 29, 2009
                                           250,000                       0            1.75           September 21, 2010
                                            83,333                       0            1.75           September 21, 2010
                                            83,333                       0            2.50             January 17, 2011
                                            83,333                       0            4.25             January 17, 2011
                                           185,000                       0            1.50                July 23, 2012
                                            40,000                       0            2.64                July 17, 2013
                                           240,000                       0            4.00               April 26, 2014
                                           120,000                       0            5.04                 May 16, 2015
                                            40,000                       0            6.00            December 30, 2015
                                                 0                  80,000            6.85             October 25, 2016
Jeffrey P. Fritz                            80,000                       0            4.25            November 12, 2014
                                            80,000                       0            5.04                 May 16, 2015
                                            20,000                       0            6.00            December 30, 2015
                                                 0                  40,000            6.85             October 25, 2016
Curtis K. Powell                            10,000                       0            1.75           September 21, 2010
                                            10,000                       0            2.50             January 17, 2011
                                            10,000                       0            4.25             January 17, 2011
                                            25,000                       0            1.50                July 23, 2012
                                            20,000                       0            2.64                July 17, 2013
                                            20,000                       0            4.00               April 26, 2014
                                            20,000                       0            5.04                 May 16, 2015
                                            20,000                       0            6.00            December 30, 2015
                                                 0                  40,000            6.85             October 25, 2016
Robert E. Riedl                             75,000                       0            1.92             February 3, 2013
                                            20,000                       0            2.64                July 17, 2013
                                            80,000                       0            4.00               April 26, 2014
                                            40,000                       0            5.04                 May 16, 2015
                                            20,000                       0            6.00            December 30, 2015
                                                 0                  40,000            6.85             October 25, 2016
Chris Terry                                   5000                       0            1.75           September 21, 2010
                                              5000                       0            2.50             January 17, 2011
                                              5000                       0            4.25             January 17, 2011
                                            27,500                       0            1.50                July 23, 2012
                                            30,000                       0            1.92             February 3, 2013
                                            20,000                       0            2.64                July 17, 2013
                                            20,000                       0            4.00               April 26, 2014
                                            20,000                       0            5.04                 May 16, 2015
                                            46,000                       0            6.00            December 30, 2015
                                                 0                  40,000            6.85             October 25, 2016

OPTION EXERCISES IN LAST FISCAL YEAR

The following table provides information regarding stock options exercised, and the value realized upon exercise, by the named executive officers during 2006.

--------------------------------------------------------------------------------
                                   Number of shares         Value realized
Name                           acquired on exercise          on exercise (1)
--------------------------------------------------------------------------------
 Charles E. Bradley, Jr.                          0                 0
 Curtis K. Powell                            20,000          $123,350
 Robert E. Riedl                                  0                 0
 Jeffrey P. Fritz                                 0                 0
 Chris Terry                                      0                 0
--------------------------------------------------------------------------------
      (1) Amounts reflect the difference between the exercise price of the stock option and the market price of the underlying Common Stock at the time of exercise.

BONUS PLAN

The named executive officers and other officers participate in a management bonus plan, the material terms of which were described in the Company's 2006 definitive proxy statement filed with the Commission, under the caption "Proposal 4 -- Approval of the Material Terms of the Company's Executive Management Bonus Plan." Such discussion is incorporated herein by this reference. The compensation appearing in the Summary Compensation Table above the caption "bonus" is paid pursuant to such plan.

PENSION PLANS


The company's officers do not participate in any pension or retirement plan, other than a tax-qualified defined contribution plan (commonly known as a 401(k) plan).


DIRECTOR COMPENSATION

During the year ended December 31, 2006, the Company changed its policy of compensation of directors. Through September, the Company continued its prior policy of paying all directors, excluding Mr. Bradley, a retainer of $2,500 per month and an additional fee of $1,000 PER DIEM for attendance at meetings of the board. The two directors who chaired the Audit Committee and the Compensation Committee received an additional monthly retainer of $500. Mr. Bradley received no additional compensation for his service as a director. Effective October 2006, the Company paid all non-employee directors a retainer of $3,000 per month, with an additional fee of $500 per month for service on a board committee ($1,000 for a committee chairman), and made that policy applicable to the newly created Nominating Committee, as well as to the Audit and Compensation Committees. The policy on PER DIEM fees was not changed. Pursuant to the Company's policy that is applicable to all of its non-employee members, the Board on October 25, 2006, issued options with respect to 20,000 shares to each non-employee director. All such options are exercisable at $6.85 per share, the exercise price being the closing price on the date of grant. Mr. Rayhill had previously, in connection with his joining the board, received options with respect to 50,000 shares, at an exercise price of $6.50 per share, which was the closing price on the date of grant.



                                       FEES EARNED OR PAID
NAME OF DIRECTOR                               IN CASH (1)       OPTION AWARDS (2)            TOTAL
==================================== ====================== ======================= =======================

Charles E. Bradley, Jr. (3)                              0                0                       0
------------------------------------ ---------------------- ----------------------- -----------------------

E. Bruce Fredrikson                                $45,000          $31,274                 $76,774
------------------------------------ ---------------------- ----------------------- -----------------------

John E. McConnaughy                                $37,500          $31,274                 $68,774
------------------------------------ ---------------------- ----------------------- -----------------------

John G. Poole                                      $38,500          $31,274                 $69,774
------------------------------------ ---------------------- ----------------------- -----------------------

Brian J. Rayhill                                   $41,500         $105,464                $146,964
------------------------------------ ---------------------- ----------------------- -----------------------

William B. Roberts                                 $37,500          $31,274                 $68,774
------------------------------------ ---------------------- ----------------------- -----------------------

John C. Warner                                     $37,000          $31,274                 $68,274
------------------------------------ ---------------------- ----------------------- -----------------------

Daniel S. Wood                                     $46,500          $31,274                 $77,774
------------------------------------ ---------------------- ----------------------- -----------------------

(1) This column reports the amount of cash compensation earned in 2006 for Board and committee service.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to the directors in 2006. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R. The weighted average fair value per option was $1.54, based on assumptions of 2.0 years expected life, expected volatility of 33.7%, expected dividend yield of 0.0%, and a risk-free rate of 4.80%.

(3) Mr. Bradley's compensation as chief executive officer of the Company is described elsewhere in this report. He received no additional compensation for service on the Company's Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation and Stock Option Committee throughout the fiscal year ended December 31, 2006 were Daniel S. Wood (chairman), John E. McConnaughy, Jr. and William B. Roberts. This Committee makes determinations as to general levels of compensation for all employees of the Company and the annual salary of each of the executive officers of the Company, and administers the Company's compensation plans. Those plans include the Company's 1997 Long-Term Stock Incentive Plan, the Executive Management Bonus Plan, and the CPS 2006 Long-Term Equity Incentive Plan. None of the members of the committee is or has been an officer or employee of the Company or any of its subsidiaries. None of our executive officers has served as a member of the board of directors or compensation committee of any entity for which a member of our board of directors or Compensation and Stock Option Committee served as an executive officer.

COMPENSATION DISCUSSION AND ANALYSIS

The Company's objectives with respect to compensation are several. The significant objectives are to cause compensation (i) to be sufficient in total amount to provide reasonable assurance of retaining key executives, (ii) to include a significant contingent component, so as to provide strong incentives to meet designated Company objectives, and (iii) to include a significant component tied to the price of the Common Stock, so as to align management's incentives with shareholder interests. The compensation committee ("Committee") of the Company's Board of Directors is charged with administering compensation plans to meet those objectives. To the extent that elements of compensation would not advance such objectives, or would do so less effectively than would other elements, the Committee seeks to avoid paying compensation in those forms.

With respect to the retention objective, the Committee considers an executive's base salary to be the most critical component. Acting primarily on the basis of recommendations of the chief executive officer, the Committee adjusts other officers' base salaries annually, with the adjustment generally consisting of a 3% to 10% increase from the prior year's rate. Where exceptional circumstances apply, such as recruitment of a new executive officer, a promotion to executive officer status or a special need to retain an individual officer, the chief executive officer may recommend, and the Committee may approve, a larger increase.

To encourage executive officers and key management personnel to exercise their best efforts and management skills toward achieving designated specific objectives, the Company has implemented an annual payout bonus plan. Under the Company's bonus plan as applied to the year ended December 2006, executive officers of the Company other than its chief executive officer were eligible to receive a cash bonus of up to 100% of their base salaries. The chief executive officer in the first quarter of 2006 proposed designated specific objectives with respect to each named executive officer, and the Committee, after making certain modifications, set those objectives. In January and February of 2007, the Committee evaluated achievement of the objectives, and authorized payment of a specific bonus to each named executive officer. Factors used in determining the amount of bonus are whether the executive and his department have met individual objectives set by the chief executive officer, whether the Company as a whole has met or exceeded budget targets, whether certain objectives for the individual and for the management group as a whole have been met, and a subjective evaluation of the officer's performance. Numerical scores are assigned to each of these factors, and weighed pursuant to a formula that can result in a maximum bonus of 100% of base compensation.

Applying the above principles, the Committee in January 2007 approved bonus compensation to the named executive officers, other than the chief executive officer, of from 74% to 98% of their respective base salaries for the year ended December 31, 2006. The variation in the percentages awarded is generally reflective of the extent to which the named executive officers met their individual and department objectives.

The Committee also awards incentive and non-qualified stock options under the Company's stock option plans. Such awards are designed to assist in the retention of key executives and management personnel and to create an incentive to create shareholder value over a sustained period of time. The Company believes that stock options are a valuable tool in compensating and retaining employees. During the year ended December 31, 2006, the Committee granted stock options to the Company's executive officers. All such grants were awarded in October 2006, and all carry exercise prices equal to the market price for the Company's common stock at the date of grant. The terms of such options are described above, under the caption "Grants of Plan-Based Awards in Last Fiscal Year." The numbers of shares made subject to each of the option grants were based on various factors relating to the responsibilities of the individual officers and to the extent of previous grants to such individuals.

Because the exercise price of all options granted is equal to or above the fair market value of the Company's common stock on the date of grant, the option holders may realize value only if the stock price appreciates from the price on the date the options were granted. This design is intended to focus executives on the enhancement of shareholder value over the long term.

In exercising its discretion as to the level of executive compensation and its components, the Committee considers a number of factors. Members of the Committee conduct informal surveys of compensation paid to comparable executives within and without the consumer finance industry. The Committee finds these data useful primarily in evaluating the overall level of compensation paid or to be paid to the Company's executive officers. Financial factors considered with respect to the year ended December 31, 2006 included the Company's increases in earnings, revenue and originations, and its having increased its servicing portfolio. Most important, the Committee noted that the Company met and exceeded its budget objectives for the year. Operational factors considered included individual and group management goals; indicators of the performance and credit quality of the Company's servicing portfolio, including levels of delinquencies and charge-offs; and indicators of successful management of personnel, including employee stability. All of such factors are assessed with reference to the judgment of the Committee as to the degree of difficulty of achieving desired outcomes. With respect to payment of annual bonuses and grants of stock options, the Committee also takes note of factors relating to the degree of the Company's success over the most recent year.

The Company also maintains certain broad-based employee benefit plans, such as medical and dental insurance, and a qualified defined contribution retirement savings plan (401(k) plan), in which executive officers are permitted to participate. Such officers participate on the same terms as non-executive personnel who meet applicable eligibility criteria, and are subject to any legal limitations on the amounts that may be contributed or the benefits that may be payable under the plans. The Company does not maintain any form of defined benefit pension or retirement plan in which executive officers may participate, nor does it maintain any form of supplemental retirement savings or supplemental deferred compensation plan.

Except as otherwise specifically noted, the principles discussed in this section regarding compensation and its components apply to all of the Company's executive officers, including its chief executive officer and also to executive officers other than the named executive officers. The Company's general approach in setting the annual compensation of its chief executive officer is to set that officer's base compensation by reference to his base rate for the preceding year, to pay an annual bonus that is reflective of the quality of that officer's performance during the year, and to grant significant equity incentives, to date in the form of stock options, intended to align the officer's interests with those of the shareholders. During the year ended December 2006, the Company's chief executive officer, Charles E. Bradley, Jr., received $780,000 in base salary. In setting that rate in January 2006, the Committee considered the base salary rate that the Company had paid in the prior year ($735,000), the desirability of providing an annual increase (which in this case was approximately 6%), the desirability of ensuring retention of the services of the Company's incumbent chief executive officer, and the levels of chief executive officer compensation prevailing among other financial services companies.

The Company's policy regarding cash bonuses paid to its chief executive officer has been similar to its policy regarding cash bonuses for other executive officers, except that the Committee exercises a greater degree of discretion with respect to award of a bonus to the chief executive officer than it exercises with respect to bonuses paid to other executive officers.

The Committee in January 2007 reviewed the Company's and the chief executive officer's performance in 2006, compared the performance with the objectives set at the beginning of 2006, and approved bonus compensation for its chief executive officer in the amount of $1,250,000, representing 160% of that executive's base salary for the year ended December 31, 2006. In determining the appropriate levels of cash and equity compensation, the Committee considered the Company's financial performance, the performance of CPS common stock as compared with broad equity indices, its success in the securitization market, and the levels of compensation paid to chief executives of other financial services companies. The Committee also considered the extent to which the chief executive had met his individual management goals, which included tiered targets for the Company's overall budget, increasing the Company's purchases of receivables, obtaining equity analyst coverage, decreasing operating expenses, meeting the Company's capital requirements, improving the terms of the Company's warehouse financing facilities, management of risks, and succession planning.

The Committee's award of stock options to the Company's officers in October 2006 included an option grant to the chief executive officer. In determining the appropriate level of such grant, the Committee considered the long-term performance of the chief executive officer and the desirability of providing significant incentive for future performance, as well as the desirability of ensuring that officer's continued retention by the Company, and the various factors noted above with respect to option grants generally.

The Committee has from time to time considered providing additional elements of executive compensation. It has considered elements such as restricted stock awards, compensation contingent on a change in control, defined benefit pension plans, deferred cash compensation, and supplemental retirement plans (supplemental in the sense that they exceed the limits for tax advantaged treatment). To date, the Committee has elected not to pay compensation in such forms, having determined that the Company's objectives are better met by one or more of the elements of compensation that it does pay. Regarding restricted stock units, the Committee has noted that any form of equity equivalent to or closely tied to common stock does serve to meet the objective of aligning officers' personal interest with that of the shareholders generally. The Committee believes, however, that the objective is better met by grants of stock options than by grants of share equivalents, because recipients of the grants will face the same degree of variance in results at a lesser cost to the Company, when option grants are compared to grants of restricted stock units. Regarding compensation that would be payable contingent on a change in control of the Company, the Committee believes that there are certain legitimate objectives to be met by such contingent compensation. As of the date of this report, however, no such contingent compensation plans are in place. Regarding defined benefit pension plans, deferred cash compensation and supplemental retirement plans, the Committee believes that the Company's retention objective is better met by straight cash payments, whether in the form of base salary or in the form of bonus compensation. The Committee may in the future revisit its conclusions as to any of the components discussed above, or may consider other forms of compensation.


                          COMPENSATION COMMITTEE REPORT

 The Compensation Committee has reviewed and discussed with CPS management the Compensation Discussion and Analysis contained in this report. Based on such review and discussions and relying thereon, we have recommended to the Company's Board of Directors that the Compensation Discussion and Analysis set forth above be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

   THE COMPENSATION COMMITTEE

       Daniel S. Wood (chairman)
       John E. McConnaughy, Jr.
       William B. Roberts

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of CPS Common Stock (its only class of voting securities) owned beneficially as of April 27, 2007, by (i) each person known to CPS to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or named executive officer of CPS, and (iii) all directors and executive officers of CPS as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons. The address of Charles E. Bradley, Jr. is 16355 Laguna Canyon Road, Irvine, CA 92618.

                                                                               Amount and Nature of      Percent
Name and Address of Beneficial Owner                                           Beneficial Ownership (1)   of Class
--------------------------------------------------------------------------------------------------------------------
Charles E. Bradley, Jr. .........................................................     3,226,990 (2) (3)    15.0%
E. Bruce Fredrikson .............................................................        81,000              *
John E. McConnaughy, Jr. ........................................................        30,000              *
John G. Poole ...................................................................       715,193             3.3
Brian J. Rayhill.................................................................        90,000              *
William B. Roberts ..............................................................       914,107             4.2
John C. Warner ..................................................................        80,000              *
Daniel S. Wood ..................................................................       107,000              *
Jeffrey P. Fritz.................................................................       180,000              *
Curtis K. Powell.................................................................       306,262             1.4
Robert E. Riedl..................................................................       238,008             1.1
Chris Terry......................................................................       221,076   (2)       1.0
All directors and executive officers combined (15 persons)                            6,643,901 (2) (4)    30.8
Levine Leichtman Capital Partners II, L.P., 335 North Maple Drive,
    Suite 240, Beverly Hills, CA 90210...........................................     3,681,861   (5)      17.1
Millennium Management, L.L.C., 666 Fifth Avenue, New York, NY 10103..............     1,527,762             7.1

*    Less than 1.0%
(1) Includes certain shares that may be acquired within 60 days after April 27, 2007 from the Company upon exercise of options, as follows: Mr. Bradley, Jr., 1,136,099 shares; Mr. Fredrikson, 65,000 shares, Mr. McConnaughy, 30,000 shares; Mr. Poole, 50,000 shares; Mr. Rayhill, 70,000 shares; Mr. Roberts, 20,000 shares; Mr. Warner, 80,000 shares, Mr. Wood, 60,000 shares; Mr. Fritz, 180,000 shares; Mr. Powell, 125,000 shares; Mr. Riedl, 235,000 shares; and Mr. Terry, 178,500 shares. The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company's Employee 401(k) Plan (the "401(k) Plan"). The 401(k) Plan provides an option for all participating employees to indirectly purchase stock in the Company through buying units in a mutual fund. Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.
(2) Includes shares pledged as security by the named person, with respect to 1,140,000 shares of Mr. Bradley, 28,900 shares of Mr. Terry, and an aggregate of 37,400 shares of two executive officers other than those named in the table above.
(3) Includes 495,540 shares held by trusts of which Mr. Bradley is the co-trustee, and as to which shares Mr. Bradley has shared voting and investment power. The co-trustee, who has shared voting and investment power as to all such shares (representing 2.3% of outstanding shares), is Kimball Bradley, whose address is 11 Stanwix Street, Pittsburgh, PA 15222.
(4) Includes 2,529,099 shares that may be acquired within 60 days after April 27, 2007, upon exercise of options and conversion of convertible securities.
(5) Comprises 3,680,861 issued shares and 1,000 shares that are issuable upon exercise of an outstanding warrant.

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2006 Long-Term Equity Incentive Plan.

                                                                                                NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                           NUMBER OF SECURITIES                                FUTURE ISSUANCE UNDER
                                            TO BE ISSUED UPON         WEIGHTED-AVERAGE          EQUITY COMPENSATION
                                               EXERCISE OF           EXERCISE PRICE OF      PLANS (EXCLUDING SECURITIES
             PLAN CATEGORY                 OUTSTANDING OPTIONS      OUTSTANDING OPTIONS      REFLECTED IN FIRST COLUMN)
---------------------------------------------------------------------------------------------------------------------------
Plans approved by stockholders                       4,863,654            $  3.38                        165,261
Plans not approved by stockholders                        None                N/A                            N/A
Total                                                4,863,654            $  3.38                        165,261
---------------------------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEVINE LEICHTMAN. At December 31, 2005, the Company was indebted to Levine Leichtman Capital Partners II, L.P. ("LLCP") in the amount of $40.0 million. Such debt comprised three parts, represented by the "Term D Note," "Term E Note" and "Term F Note," respectively. The basic terms of such indebtedness are set forth in the table below. LLCP is also the holder of in excess of 10% of the outstanding common shares of CPS.

On May 28, 2004 and June 25, 2004, the Company borrowed $15 million and $10 million, respectively, from LLCP. The indebtedness, represented by the "Term E Note," and the "Term F Note," respectively, bears interest at 11.75% per annum. Both the originally were to mature two years from their respective funding dates. In May 2006, the Company agreed with LLCP to extend the maturity dates of Term E Note and the Term F Note to May 31, 2007. The Company paid LLCP fees equal to $500,000 for this amendment, which will be amortized over the remaining life of the two notes.

                                                                      DATE DUE AFTER
                   PRINCIPAL      INTEREST     DATE DUE PRIOR TO         MAY 2006
   NOTE              AMOUNT         RATE       MAY 2006 AMENDMENTS      AMENDMENTS
----------------------------------------------------------------------------------------
Term D Note       $15,000,000      11.75%      December 18, 2006       December 18, 2006
Term E Note       $15,000,000      11.75%      May 27, 2006            May 31, 2007
Term F Note       $10,000,000      11.75%      June 24, 2006           May 31, 2007

The Term D Note, due December 18, 2006, was paid on that date.

All of the Company's indebtedness to LLCP is secured by a blanket security interest in favor of LLCP. The terms of the transactions between the Company and LLCP were determined by negotiation.

CPS LEASING. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL"). The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the President and a director of the Company. CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term. CPSL financed its purchases of the equipment that it leases to others through either of two lines of credit. Amounts borrowed by CPSL under one of those two lines of credit have been guaranteed by the Company. As of December 31, 2005, both lines of credit had been paid. The Company has also financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit. The aggregate amount of advances made by the Company to CPSL as of December 31, 2006, is approximately $575,000. The advances related to operations bear interest at the rate of 8.5% per annum. The advances related to the fraction of the purchase price of leased equipment are not interest bearing.

EMPLOYEE INDEBTEDNESS. To assist certain officers in exercising stock options, the Company or a subsidiary lent to such officers the exercise price of options such officers exercised in May and July 2002. The loans bear interest at 5.50% per annum, which compounds annually. The entire principal and accrued interest is due in July 2007. The chief executive officer (Mr. Bradley), one executive officer (Mr. Terry), and four officers other than executive officers borrowed money on those terms and still have a balance outstanding. One of the other officers (Teri L. Clements) was promoted to an executive officer position in April 2007. The highest balances of the loans for the period January 1, 2006 through the date of this proxy statement were $433,589 for Mr. Bradley, $23,538 for Ms. Clements, and $22,376 for Mr. Terry. Consistent with the terms of the loans, none of such officers has paid any interest on or principal of such loans, and the accrued interest has been added annually to the principal outstanding. Pursuant to the Sarbanes-Oxley Act of 2002, Company has ceased providing any loans to its executive officers.

The agreements and transactions described above (other than those between the Company and LLCP) were entered into by the Company with parties who personally benefited from such transactions and who had a control or fiduciary relationship with the Company. It is the Company's policy that any such transactions with persons having a control or fiduciary relationship with the Company may take place only if approved by the Audit Committee or by the members of the Company's Board of Directors who are disinterested with respect to the transaction, an independent in accordance with the standards for director independence prescribed by Nasdaq. Such policy is maintained in writing in the charter of the Audit Committee. In each case above such agreements and transactions have been reviewed and approved by the members of the Company's Board of Directors who are disinterested with respect to the transaction. The company has determined that each of its nonemployee directors (Messrs. Fredrikson, McConnaughy, Poole, Rayhill, Roberts, Warner and Wood) is independent in accordance with the Nasdaq standards.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm McGladrey & Pullen, LLP ("McGladrey") has been the Company's independent auditor for the two fiscal years ended December 31, 2006. Information relating to the fees billed by McGladrey to the Company appears below.

AUDIT FEES

The aggregate fees billed by McGladrey for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2006, for the review of the financial statements included in the Company's quarterly reports on Form 10-Q filed in 2006 and for services that are normally provided by the auditor in connection with statutory or regulatory filings or engagements were $1,169,900.

The aggregate fees billed by McGladrey for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2005, for the review of the financial statements included in the Company's quarterly reports on Form 10-Q filed in 2005, and for services that are normally provided by the auditor in connection with statutory or regulatory filings or engagements were $518,000.

AUDIT-RELATED FEES

The aggregate fees billed by McGladrey for audit-related services for the fiscal years ended December 31, 2006 and 2005 were $16,255 and $136,000, respectively. These professional services were rendered in conjunction with the Company's securitization and financing transactions, the audit of the MFN Financial Corporation benefit plan, and consultations concerning financial accounting and reporting standards.

TAX FEES

The aggregate fees billed by McGladrey for tax services in the fiscal years ended December 31, 2006 and 2005 were $514,905 and $346,025, respectively. Tax services provided by McGladrey consisted of preparation of various State and Federal income tax returns for the Company and its subsidiaries.

ALL OTHER FEES

No other fees were billed by McGladrey in the last fiscal years ended December 31, 2006 and December 31, 2005.

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors. Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization. The Audit Committee has delegated to its chairman and its vice-chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2006 and December 31, 2005, all services for which audit fees or audit related fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

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

                                  CONSUMER PORTFOLIO SERVICES, INC. (REGISTRANT)

April 30, 2007                    By: /s/ JEFFREY P. FRITZ
                                      ------------------------------------------
                                      Jeffrey P. Fritz, Sr. Vice President