Form 10-Q
period 2007-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2007-05-10
CIK 889609

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 1, 2007 the registrant had 21,573,143 common shares outstanding.
================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheets as of
         March 31, 2007 and December 31, 2006.................................3

         Unaudited Condensed Consolidated Statements of Operations
         for the three-month period ended March 31, 2007 and 2006.............4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the three-month period ended March 31, 2007 and 2006.............5

         Notes to Unaudited Condensed Consolidated Financial Statements.......6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........24

Item 4.  Controls and Procedures.............................................25


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................25

Item 1A. Risk factors........................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........25

Item 6.  Exhibits............................................................26

Signatures....................................................................27

Certifications................................................................28


ITEM 1. FINANCIAL STATEMENTS

                        CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                   MARCH 31,       DECEMBER 31,
                                                                     2007              2006
                                                                --------------    --------------
ASSETS
Cash and cash equivalents                                       $      10,396     $      14,215
Restricted cash and equivalents                                       236,216           193,001

Finance receivables                                                 1,652,987         1,480,794
Less: Allowance for finance credit losses                             (83,536)          (79,380)
                                                                --------------    --------------
Finance receivables, net                                            1,569,451         1,401,414

Residual interest in securitizations                                   10,579            13,795
Furniture and equipment, net                                              771               824
Deferred financing costs, net                                          14,403            12,702
Deferred tax assets, net                                               55,860            54,669
Accrued interest receivable                                            16,883            17,043
Other assets                                                           17,391            20,678
                                                                --------------    --------------
                                                                $   1,931,950     $   1,728,341
                                                                ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                           $      18,735     $      20,635
Warehouse lines of credit                                             128,184            72,950
Income taxes payable                                                   12,410            10,297
Residual interest financing                                            28,164            31,378
Securitization trust debt                                           1,587,657         1,442,995
Senior secured debt, related party                                     25,000            25,000
Subordinated renewable notes                                           17,736            13,574
                                                                --------------    --------------
                                                                    1,817,886         1,616,829
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                                  -                 -
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding                                 -                 -
Common stock, no par value; authorized
  30,000,000 shares; 21,595,704 and 21,504,688
  shares issued and outstanding at March 31, 2007
  and December 31, 2006, respectively                                  64,855            64,438
Additional paid in capital, warrants                                      794               794
Retained earnings                                                      50,166            48,031
Accumulated other comprehensive loss                                   (1,751)           (1,751)
                                                                --------------    --------------
                                                                      114,064           111,512
                                                                --------------    --------------
                                                                $   1,931,950     $   1,728,341
                                                                ==============    ==============


         SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                        CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                --------------------------------
                                                                    2007               2006
                                                                --------------    --------------
REVENUES:
Interest income                                                 $      80,490     $      54,527
Servicing fees                                                            282             1,005
Other income                                                            5,723             2,492
                                                                --------------    --------------
                                                                       86,495            58,024
                                                                --------------    --------------

EXPENSES:
Employee costs                                                         10,804             9,357
General and administrative                                              5,969             5,111
Interest                                                               28,646            16,781
Interest, related party                                                   859             1,254
Provision for credit losses                                            29,489            19,099
Marketing                                                               4,220             3,536
Occupancy                                                                 931               903
Depreciation and amortization                                             167               193
                                                                --------------    --------------
                                                                       81,085            56,234
                                                                --------------    --------------
Income before income tax expense                                        5,410             1,790
Income tax expense                                                      2,179                 -
                                                                --------------    --------------
Net income                                                      $       3,231     $       1,790
                                                                ==============    ==============

Earnings per share:
  Basic                                                         $        0.15     $        0.08
  Diluted                                                                0.14              0.07

Number of shares used in computing
earnings per share:
  Basic                                                                21,526            21,732
  Diluted                                                              23,718            24,188


         SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                        CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                --------------------------------
                                                                    2007               2006
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $       3,231     $       1,790
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Impairment (gain) on residual asset                                  (2,480)                -
  Amortization of deferred acquisition fees                            (3,379)           (2,620)
  Amortization of discount on Class B Notes                               930               554
  Depreciation and amortization                                           167               193
  Amortization of deferred financing costs                              1,926             1,242
  Provision for credit losses                                          29,489            19,099
  Stock-based compensation expense                                        257                 -
  Interest income on residual assets                                     (946)             (961)
  Changes in assets and liabilities:
    Payments on restructuring accrual                                    (114)             (351)
    Restricted cash and equivalents                                   (36,574)          (51,192)
    Accrued interest receivable                                           161               197
    Other assets                                                        3,259              (191)
    Tax assets                                                         (1,191)             (763)
    Accounts payable and accrued expenses                              (1,786)             (496)
    Tax liabilities                                                     1,017                 -
                                                                --------------    --------------
      Net cash provided by operating activities                        (6,033)          (33,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of finance receivables held for investment               (330,273)         (255,586)
  Proceeds received on finance receivables held for investment        136,127           101,858
  Purchase of furniture and equipment                                     (86)             (121)
                                                                --------------    --------------
      Net cash used in investing activities                          (194,232)         (153,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of securitization trust debt                 287,423           280,977
  Proceeds from issuance of subordinated renewable notes                4,568             1,620
  Payments on subordinated renewable notes                               (406)                -
  Net proceeds from warehouse lines of credit                          55,234            39,706
  Repayment of residual interest financing debt                        (3,215)           (6,018)
  Repayment of securitization trust debt                             (143,691)         (104,951)
  Repayment of subordinated debt                                            -           (14,000)
  Payment of financing costs                                           (3,626)           (2,518)
  Repurchase of common stock                                             (428)             (756)
  Tax benefit from exercise of stock options                               94               337
  Exercise of options and warrants                                        493               666
                                                                --------------    --------------
      Net cash provided by financing activities                       196,446           195,063
                                                                --------------    --------------
Decrease in cash                                                       (3,819)            7,715
Cash at beginning of period                                            14,215            17,789
                                                                --------------    --------------
Cash at end of period                                           $      10,396     $      25,504
                                                                ==============    ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                    $      26,378     $      14,713
    Income taxes                                                $       2,259     $         312


         SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                                5

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We were formed in California on March 8, 1991. We specialize primarily in purchasing and servicing retail automobile installment sale contracts ("automobile contracts" or "finance receivables") originated by licensed motor vehicle dealers located throughout the United States ("Dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through our purchases, we provide indirect financing to Dealer customers for borrowers with limited credit histories, low incomes or past credit problems ("sub-prime customers"). We serve as an alternative source of financing for Dealers, allowing sales to customers who otherwise might not be able to obtain financing. We do not currently lend money directly to consumers, although we intend to do so in the future. To date, we have purchased installment automobile contracts from Dealers based on the guidelines of our financing programs (the "CPS programs").

BASIS OF PRESENTATION

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim period presented. All such adjustments are, in our opinion, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

OTHER INCOME

Other Income consists primarily of gains recognized on our Residual interest in securitizations, recoveries on previously charged off CPS and MFN contracts and fees paid to us by Dealers for certain direct mail services we provide. The gain recognized related to the residual interest was $2.5 million for the three months ended March 31, 2007. There were no gains recognized for the same period in 2006. The recoveries on the charged-off CPS and MFN contracts were $891,000 and $937,000 million for the three months ended March 31, 2007 and 2006, respectively. The direct mail revenues were $1.3 million and $1.2 million for the same period in 2007 and 2006, respectively.

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

For the three months ended March 31, 2007, we recorded stock-based compensation costs in the amount of $257,000. As of March 31, 2007, unrecognized stock-based compensation costs to be recognized over future periods equaled $3.4 million. This amount will be recognized as expense over a weighted-average period of 4.6 years. For the three months ended March 31, 2006, we recorded no stock-based compensation costs as there were no option awards granted during the three-month period ended March 31, 2006 and there was no vesting of option awards for options granted prior to January 1, 2006 since all options outstanding as of December 31, 2005 were fully vested at that time.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The following represents stock option activity for the three months ended March 31, 2007:

                                                      NUMBER OF           WEIGHTED             AVERAGE
                                                        SHARES            AVERAGE             REMAINING
                                                    (IN THOUSANDS)     EXERCISE PRICE      CONTRACTUAL TERM
                                                    --------------     --------------      ----------------
Options outstanding at the beginning of period...           5,352      $        4.11             N/A
   Granted.......................................             362               6.95             N/A
   Exercised.....................................            (155)              3.17             N/A
   Forefeited....................................             (12)              6.86             N/A
                                                    --------------     --------------      ----------------
Options outstanding at the end of period.........           5,547      $        4.32          7.18 years
                                                    ==============     ==============      ================
Options exercisable at the end of period.........           4,143      $        3.46          6.34 years
                                                    ==============     ==============      ================

At March 31, 2007, the aggregate intrinsic value of options outstanding and exercisable was $10.2 million and $11.1 million, respectively. The total intrinsic value of options exercised was $554,000 and $1.0 million for the three months ended March 31, 2007 and 2006, respectively. New shares were issued for all options exercised during the three-month period ended March 31, 2007 and 2006. There were 95,000 shares available for future stock option grants under existing plans as of March 31, 2007.

We use the Black-Scholes option valuation model to estimate the fair value of each option on the date of grant, using the assumptions noted in the following table. We did not disclose assumptions for the three months ended March 31, 2006 because there were no options granted in the period. The expected term of options granted is derived from historical data on employee exercise and post-vesting termination behavior. The risk-free rate is based on U.S. Treasury instruments in effect at the time of grant whose terms are consistent with the expected term of our stock options. Expected volatility is based on historical volatility of our stock. The dividend yield is based on historical experience and the lack of any expected future changes.

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                        ----------------------
                                                 2007
                                        ----------------------
Risk-free interest rate..............            4.80%
Expected term, in years..............              6.5
Expected volatility..................           48.35%
Dividend yield.......................               0%

PURCHASES OF COMPANY STOCK

During the three-month periods ended March 31, 2007 and 2006, we purchased 64,384 and 118,751 shares, respectively, of our common stock, at average prices of $6.65 and $6.37, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Instruments". This statement amends the guidance in FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Statement also amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Statement 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of this statement did not have a material effect on our financial position or operations.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


In March 2006, the FASB issued FASB Statement No. 156, "Accounting for the Servicing of Financial Assets an Amendment to FASB Statement No. 140" (FAS 156). With respect to the accounting for separately recognized servicing assets and servicing liabilities, this statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a specific types of servicing contracts identified in the statement, (2) requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, (3) permits an entity to choose subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, (4) permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at the initial adoption of this statement, and (5) requires a separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. FAS 156 will be effective for us on January 1, 2007. The adoption of this statement did not have a significant effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for us on January 1, 2008. We are in the process of evaluating SFAS No. 157 and do not believe it will have a significant effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS NO. 159"). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and we are currently assessing the financial impact the Statement will have on our financial statements.

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109"("FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we increased our existing reserves for uncertain tax positions by $1.1 million, largely related to state income tax matters. The increase was recorded as a cumulative effect adjustment to shareholders' equity.

(2)   FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                      MARCH 31,     DECEMBER 31,
                                                        2007            2006
                                                    ------------    ------------
Finance Receivables                                        (IN THOUSANDS)
  Automobile
    Simple Interest..............................   $ 1,653,503     $ 1,474,126
    Pre-compute, net of unearned interest........        24,979          29,251
                                                    ------------    ------------
    Finance Receivables, net of unearned
      interest...................................     1,678,482       1,503,377
    Less: Unearned acquisition fees and
      originations costs.........................       (25,495)        (22,583)
                                                    ------------    ------------
    Finance Receivables..........................   $ 1,652,987     $ 1,480,794
                                                    ============    ============

The following table presents a summary of the activity for the allowance for credit losses for the three-month period ended March 31, 2007 and 2006:

                                                      MARCH 31,       MARCH 31,
                                                        2007            2006
                                                    ------------    ------------
                                                           (IN THOUSANDS)

Balance at beginning of period...................   $    79,380     $    57,728
Provision for credit losses on finance
  receivables....................................        29,490          19,099
Charge offs......................................       (29,181)        (19,235)
Recoveries.......................................         3,847           6,254
                                                    ------------    ------------
Balance at end of period.........................   $    83,536     $    63,846
                                                    ============    ============

(3)   RESIDUAL INTEREST IN SECURITIZATIONS

The residual interest in securitizations represents the discounted sum of expected future cash flows from securitization trusts held by non-consolidated subsidiaries and certain cash flows of receivables from terminated trusts. The following table presents the components of the residual interest in securitizations, which are shown at their discounted amounts:

                                                      MARCH 31,     DECEMBER 31,
                                                        2007            2006
                                                    ------------    ------------
                                                           (IN THOUSANDS)
Cash, commercial paper, United States government
  securities and other qualifying investments
  (Spread Accounts)..............................   $     7,390     $     9,987
Receivables from trusts (NIRs) and other cash
  flows .........................................         1,211             808
Overcollateralization............................         1,978           3,000
                                                    ------------    ------------
Residual interest in securitizations.............   $    10,579     $    13,795
                                                    ============    ============

The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the Residuals as a percentage of our managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

                                                      MARCH 31,     DECEMBER 31,
                                                        2007            2006
                                                    ------------    ------------
                                                       (DOLLARS IN THOUSANDS)

Undiscounted estimated credit losses.............   $       710     $     1,759
Managed portfolio held by non-consolidated
  subsidiaries...................................        22,108          34,850
Undiscounted estimated credit losses as
  percentage of managed portfolio held by
  non-consolidated subsidiaries..................          3.21%           5.05%

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The key economic assumptions used in measuring all residual interest in securitizations as of March 31, 2007 and December 31, 2006 are included in the table below. The pre-tax discount rate remained constant from previous period at 14%, except for certain cash flows from charged off receivables related to our securitizations from 2001 to 2003, for which we have used a discount rate of 25%, which is also consistent with previous period.

                                                     MARCH 31,     DECEMBER 31,
                                                       2007            2006
                                                   ------------    ------------
Prepayment speed (Cumulative)....................  29.8% - 32.3%   22.7% - 32.5%
Net credit losses (Cumulative)...................  11.6% - 14.9%   11.8% - 15.4%

(4)   SECURITIZATION TRUST DEBT

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as "Securitization trust debt," and the components of such debt are summarized in the following table:

                                                                                                   WEIGHTED
                      FINAL       RECEIVABLES                 OUTSTANDING     OUTSTANDING           AVERAGE
                    SCHEDULED     PLEDGED AT                  PRINCIPAL AT    PRINCIPAL AT     INTEREST RATE AT
                     PAYMENT       MARCH 31,      INITIAL       MARCH 31,     DECEMBER 31,         MARCH 31,
   SERIES            DATE (1)        2007        PRINCIPAL        2007            2006               2007
-------------   ---------------  ------------   -----------   -------------   ------------     ----------------
                                               (IN THOUSANDS)
CPS 2003-C          March 2010   $    12,417    $    87,500   $     12,174    $     14,815           3.57%
CPS 2003-D        October 2010        12,871         75,000         12,491          15,191           3.91%
CPS 2004-A        October 2010        17,898         82,094         18,275          21,608           4.32%
PCR 2004-1          March 2010         7,992         76,257          5,972           8,097           4.00%
CPS 2004-B       February 2011        24,801         96,369         24,931          29,437           4.17%
CPS 2004-C          April 2011        30,632        100,000         30,705          35,480           4.24%
CPS 2004-D       December 2011        41,509        120,000         41,337          47,384           4.44%
CPS 2005-A        October 2011        56,950        137,500         53,561          62,610           5.20%
CPS 2005-B       February 2012        66,148        130,625         61,388          70,933           4.72%
CPS 2005-C          March 2012       108,681        183,300        102,704         117,434           5.17%
CPS 2005-TFC         July 2012        41,790         72,525         39,484          45,444           5.75%
CPS 2005-D           July 2012        91,024        145,000         89,388         100,615           5.64%
CPS 2006-A       November 2012       176,706        245,000        175,541         195,822           5.28%
CPS 2006-B        January 2013       205,508        257,500        203,981         224,478           6.34%
CPS 2006-C           June 2013       220,299        247,500        218,588         236,139           5.67%
CPS 2006-D         August 2013       209,962        220,000        209,716         217,508           5.62%
CPS 2007-A (2)   November 2013       194,596        290,000        287,421             N/A           5.59%
                                 ------------   -----------   -------------   ------------
                                 $ 1,519,784    $ 2,566,170   $  1,587,657    $  1,442,995
                                 ============   ===========   =============   ============

-----------------
(1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $411.2 MILLION IN 2007, $405.9 MILLION IN 2008, $306.5 MILLION IN 2009, $226.0 MILLION IN 2010, $163.6 MILLION IN 2011 AND $74.5
      MILLION IN 2012.
(2) RECEIVABLES PLEDGED AT MARCH 31, 2007 EXCLUDES APPROXIMATELY $93.5 MILLION IN AUTOMOBILE CONTRACTS DELIVERED TO THIS TRUST IN APRIL 2007 PURSUANT TO A PRE-FUNDING STRUCTURE.


All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $1.5 billion, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of March 31, 2007, we were in compliance with all such financial covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to purchase retail installment contracts that the securitization trust has committed to buy, or to be applied to make payments on the securitization trust debt. As of March 31, 2007, restricted cash under the various agreements totaled approximately $236.2 million. That figure includes $93.5 million held by our CPS 2007-A securitization trust which was used to purchase additional automobile contracts in April 2007. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on subordinated notes. Deferred financing costs and discounts on subordinated notes related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

Our wholly-owned, bankruptcy remote subsidiaries were formed to facilitate the above asset-backed financing transactions. Similar bankruptcy remote subsidiaries issue the debt outstanding under our warehouse lines of credit. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. All such transactions, treated as secured financings for accounting and tax purposes, are treated as sales for all other purposes, including legal and bankruptcy purposes. None of the assets of these subsidiaries are available to pay other creditors of ours.

(5)   INTEREST INCOME

The following table presents the components of interest income:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                        2007            2006
                                                    ------------    ------------
                                                           (IN THOUSANDS)

Interest on Finance Receivables..................   $    77,208     $    52,360
Residual interest income.........................           947             961
Other interest income............................         2,335           1,206
                                                    ------------    ------------
Net interest income..............................   $    80,490     $    54,527
                                                    ============    ============

(6)   EARNINGS PER SHARE

Earnings per share for the three-month period ended March 31, 2007 and 2006 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2007 and 2006:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                        2007            2006
                                                    ------------    ------------
                                                          (IN THOUSANDS)
Weighted average number of common shares
  outstanding during the period used to compute
  basic earnings per share.......................        21,526          21,732
Incremental common shares attributable to
  exercise of outstanding options and warrants...         2,192           2,456
                                                    ------------    ------------
Weighted average number of common shares used to
  compute diluted earnings per share.............        23,718          24,188
                                                    ============    ============

(7)   INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN
48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we recognized a charge of approximately $1.1 million to the January 1, 2007 retained earnings balance. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled $9.8 million. Included in the balance at January 1, 2007, are $1.2 million of tax positions, the disallowance of which would not affect the annual effective income tax rate.

We file numerous consolidated and separate income tax returns in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, we are no longer subject to US Federal income tax examinations for years before 2003 and are no longer subject to state and local income tax examinations by tax authorities for years before 2002.

We have subsidiaries in various states that are currently under audit for years ranging from 1998 through 2005. To date, no material adjustments have been proposed as a result of these audits.

We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, we recognized approximately $230,000 for the payment of interest and penalties at January 1, 2007 which is included as a component of the $9.8 million unrecognized tax benefit noted above. During the three months ended March 31, 2007, we did not recognize a significant amount in potential interest and penalties associated with uncertain tax positions. As of March 31, 2007, we have accrued approximately $2.1 million in interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008.

(8)   LEGAL PROCEEDINGS

STANWICH LITIGATION. We were for some time a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of our former chairman of the board of directors, is the entity that was obligated to pay the Settlement Payments. Stanwich has defaulted on its payment obligations to the plaintiffs and in September 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut. At December 31, 2004, we were a defendant only in a cross-claim brought by one of the other defendants in the case, Bankers Trust Company, which asserted a claim of contractual indemnity against us.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


We subsequently settled the cross-claim of Bankers Trust by payment of $3.24 million, on or about February 8, 2006. Pursuant to that settlement, the court has dismissed the cross-claim, with prejudice. The amount paid by us was accrued for and included in Accounts payable and accrued expenses in our balance sheet as of December 31, 2004.

In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against us in a separate action, which is now pending in federal district court in Rhode Island. We have filed counterclaims in the Rhode Island federal court against Mr. Pardee, and have filed a separate action against Mr. Pardee's Rhode Island attorneys, in the same court. The action of Mr. Pardee against us is stayed, awaiting resolution of an adversary action brought against Mr. Pardee in the bankruptcy court, which is hearing the bankruptcy of Stanwich.

We have reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action. Under the agreement in principle, CPS would pay the bankruptcy estate $625,000 and abandon its claims against the estate, while the estate would abandon its adversary action against Mr. Pardee. A hearing to consider that agreement is scheduled for May 16, 2007. If approved, CPS expects that the agreement would result in (i) limitation of its exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) the stays in Rhode Island being lifted, causing those cases to become active again. There can be no assurance as to these expectations nor as to whether the court will approve the proposed agreement.

The reader should consider that any adverse judgment against us in the Stanwich Case (or the related case in Rhode Island) for indemnification, in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial position.

OTHER LITIGATION. On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, alleging that plaintiff Coleman was harmed by an alleged failure to refer, in the notice given after repossession of her vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. Plaintiff seeks damages in an unspecified amount, on behalf of a purported nationwide class. We removed the case to federal bankruptcy court, and filed a motion for summary judgment as part of our adversary proceeding against the plaintiff in the bankruptcy court. The federal bankruptcy court granted the plaintiff's motion to send the matter back to Alabama state court. We appealed the ruling, and the federal district court, in which the appeal was heard, has since ordered the bankruptcy court to decide whether the plaintiff has standing to pursue her claims, and, if standing is found, to reconsider its remand decision. The matter is currently pending before the bankruptcy court. Although we believe that we have one or more defenses to each of the claims made in this lawsuit, no discovery has yet been conducted and the case remains in its earliest stages. Accordingly, there can be no assurance as to its outcome.

In June 2004, Plaintiff Jeremy Henry filed a lawsuit against us in the California Superior Court, San Diego County, alleging improper practices related to the notice given after repossession of a vehicle that he purchased. Plaintiff's motion for a certification of a class has been denied, and that denial has been affirmed by the California Court of Appeal.

In August and September 2006, two plaintiffs represented by the same law firm filed substantially identical lawsuits in the federal district court for the northern district of Illinois, each of which purports to be a class action, and each of which alleges that we improperly accessed consumer credit information. We have reached agreements to settle those cases, which agreements have been confirmed by the court. It remains possible that members of the class may object to the settlements.

We have recorded a liability as of March 31, 2007 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to the outcome.

(9)   EMPLOYEE BENEFITS

We sponsor the MFN Financial Corporation Benefit Plan ("the Plan"). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan's net periodic benefit cost for the three-month period ended March 31, 2007 and 2006.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                        2007            2006
                                                    ------------    ------------
                                                          (IN THOUSANDS)
Components of net periodic benefit cost (benefit)
Service cost.....................................   $         -     $         -
Interest Cost....................................           223             213
Expected return on assets........................          (327)           (287)
Amortization of transition (asset)/obligation....            (3)             (2)
Amortization of net (gain) / loss................            20              34
                                                    ------------    ------------
  Net periodic benefit cost (benefit)............   $       (87)    $       (42)
                                                    ============    ============

We made contributions to the Plan in the amount of $200,000 for the three months ended March 31, 2007. We previously disclosed in our Financial Statements for the year ended December 31, 2006 that we did not anticipate making any contributions to the plan during 2007. We presently anticipate that no additional contributions will be made during the remainder of 2007.

(10) COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                        2007            2006
                                                    ------------    ------------
                                                          (IN THOUSANDS)

Net income ......................................   $     3,231     $     1,790
Minimum pension liability, net of tax............             -               -
                                                    ------------    ------------
  Comprehensive income ..........................   $     3,231     $     1,790
                                                    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a specialty finance company engaged in purchasing and servicing new and used retail automobile contracts originated primarily by franchised automobile dealerships and to a lesser extent by select independent dealers of used automobiles in the United States. We serve as an alternative source of financing for dealers, facilitating sales to sub-prime customers, who have limited credit history, low income or past credit problems and who otherwise might not be able to obtain financing from traditional sources. We do not currently lend money directly to consumers but, rather, purchase automobile contracts from dealers under several different financing programs. In addition to our purchases of installment contracts from dealers, since October 2006 we have purchased an immaterial number of vehicle purchase money loans, evidenced by promissory notes and security agreements. A non-affiliated lender originated all such loans directly to vehicle purchasers, and sold the loans to us. We plan to begin financing vehicle purchases by direct loans to consumers in 2007, on terms similar to those that we offer through dealers, though without a down payment requirement. There can be no assurance as to the extent to which we will in fact make any such loans, nor as to their future performance. We are headquartered in Irvine, California and have three additional strategically located servicing branches in Virginia, Florida and Illinois.

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

From inception through June 2003, we generated revenue primarily from the gains recognized on the sale or securitization of automobile contracts, servicing fees earned on automobile contracts sold, interest earned on residual interests retained in securitizations, and interest earned on finance receivables. Since July 2003, we have not recognized any gains from the sale of automobile contracts. Instead, since July 2003 our revenues have been derived from interest on finance receivables (for automobile contracts purchased since July 2003) and to a lesser degree from servicing fees and interest earned on residual interests in securitizations (for automobile contracts purchased prior to July 2003).

SECURITIZATION AND WAREHOUSE CREDIT FACILITIES

GENERALLY

Throughout the period for which information is presented in this report, we have purchased automobile contracts with the intention of financing them on a long-term basis through securitizations, and on an interim basis through our warehouse credit facilities. All such financings have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to one of our special-purpose subsidiaries, and issuance of asset-backed securities to fund the transactions. Depending on the structure, these transactions may properly be accounted for under generally accepted accounting principles as sales of the automobile contracts or as secured financings.

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

CREDIT RISK RETAINED

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of March 31, 2007 was approximately $1,726.7 million (this amount includes $3.1 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees and have no credit risk).

RESULTS OF OPERATIONS

EFFECTS OF CHANGE IN SECURITIZATION STRUCTURE

Our decision in the third quarter 2003 to structure securitization transactions as secured financings for financial accounting purposes, rather than as sales, has affected and will affect the way in which the transactions are reported The major effects are these: (i) the automobile contracts are shown as assets on our balance sheet; (ii) the debt issued in the transactions is shown as indebtedness; (iii) cash deposited in the spread accounts to enhance the credit of the securitization transactions is shown as "Restricted cash and equivalents" on our balance sheet; (iv) cash collected from automobile purchasers and other sources related to the automobile contracts prior to making the required payments under the securitization agreements is also shown as "Restricted cash and equivalents" on our balance sheet; (v) the servicing fee that we receive in connection with such contracts is recorded as a portion of the interest earned on such contracts in our statements of operations; (vi) we have initially and periodically recorded as expense a provision for estimated credit losses on the contracts in our statements of operations; and (vii) portions of scheduled payments on the contracts and on the debt issued in the transactions representing interest are recorded as interest income and expense, respectively, in our statements of operations.

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

Since the third quarter 2003, we have conducted 19 term securitizations. Of these 19, 15 were quarterly securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2006, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. We repaid the debt from the March 2004 transaction in August 2006. Also, in June 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. Further, in December 2006, we completed a securitization that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations of our MFN and TFC subsidiaries. All such securitizations since the third quarter of 2003 have been structured as secured financings.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 WITH THE THREE MONTHS ENDED MARCH 31, 2006

REVENUES. During the three months ended March 31, 2007, revenues were $86.5 million, an increase of $28.5 million, or 49.1%, from the prior year period revenue of $58.0 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended March 31, 2007 increased $26.0 million, or 47.6%, to $80.5 million from $54.5 million in the prior year period. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $282,000 in the three months ended March 31, 2007 decreased $723,000, or 71.9%, from $1.0 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the decline in our managed portfolio held by non-consolidated subsidiaries, and also by the decline in the Seawest Third Party Portfolio. As a result of our plans to structure future securitizations as secured financings, our managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of March 31, 2007 and 2006, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                                MARCH 31, 2007                 MARCH 31, 2006
                                          --------------------------     --------------------------
                                             AMOUNT           %             AMOUNT           %
                                          ------------  ------------     ------------  ------------
                                                              ($ in millions)
Total Managed Portfolio
Owned by Consolidated Subsidiaries......  $   1,702.4          98.6%     $   1,144.3          92.3%
Owned by Non-Consolidated Subsidiaries..         22.1           1.3%            83.2           6.7%
SeaWest Third Party Portfolio...........          2.2           0.1%            12.5           1.0%
                                          ------------  ------------     ------------  ------------
Total...................................  $   1,726.7         100.0%     $   1,240.0         100.0%
                                          ============  ============     ============  ============

At March 31, 2007, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,726.7 million (this amount includes $2.2 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,240.0 million as of March 31, 2006. As the portfolios of automobile contracts acquired in the MFN, TFC and SeaWest transactions decrease, the portfolio of automobile contracts that we purchased directly from automobile dealers continues to expand. At March 31, 2007 and 2006, the managed portfolio composition was as follows:

                                                MARCH 31, 2007                 MARCH 31, 2006
                                          --------------------------     --------------------------
                                             AMOUNT           %             AMOUNT           %
                                          ------------  ------------     ------------  ------------
ORIGINATING ENTITY                                            ($ in millions)
CPS.....................................  $   1,655.1          95.9%     $   1,150.5          92.8%
TFC.....................................         65.4           3.8%            64.7           5.2%
MFN.....................................          0.9           0.1%             1.3           0.1%
SeaWest.................................          3.1           0.2%            11.0           0.9%
SeaWest Third Party Portfolio...........          2.2           0.1%            12.5           1.0%
                                          ------------  ------------     ------------  ------------
Total..................................   $   1,726.7         100.0%     $   1,240.0         100.0%
                                          ============  ============     ============  ============

Other income increased $3.2 million, or 129.7%, to $5.7 million in the three-month period ended March 31, 2007 from $2.5 million during the same period a year earlier. Other income includes $2.5 million resulting from an increase in the carrying value of our residual interest in securitizations. The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated. Other income was also impacted by decreases in recoveries on MFN and certain other automobile contracts compared to the same period of the prior year, increases in convenience fees charged to obligors for certain transaction types and increased revenue on our direct mail services. Direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria.

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

Other operating expenses consist primarily of facilities expenses, telephone and other communication services, credit services, computer services, professional services, marketing and advertising expenses, and depreciation and amortization.

Total operating expenses were $81.1 million for the three months ended March 31, 2007, compared to $56.2 million for the same period a year earlier, an increase of $24.9 million, or 44.2%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $10.4 million and $11.4 million, or 54.4% and 63.6%, respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates. During the period ended March 31, 2007, we purchased 21,570 automobile contracts aggregating $330.3 million, compared to 16,953 automobile contracts aggregating $254.5 million in the same period of the prior year. At March 31, 2007, we were earning interest and providing for credit losses on a portfolio with an outstanding principal balance of $1,702.4 million compared to a portfolio with an outstanding principal balance of $1,144.3 million as of March 31, 2006. We have increased contract purchases through our continued efforts of adding additional marketing representatives, expanding into new geographic territories and increasing penetration of existing dealers through an emphasis on service.

Employee costs for the three months ended March 31, 2007 increased by $1.4 million, or 15.5%, to $10.8 million from the prior year period of $9.4 million. In the 2007 period, employee costs represented 13.3% of total operating expenses compared to 16.6% of total operating expenses in the prior year period. The decrease in employee costs as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased by $858,000, or 16.8%, to $6.0 million and represented 7.4% of total operating expenses in the three-month period ending March 31, 2007, as compared to $5.1 million in the prior year period when general and administrative expenses represented 9.1% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the three-month period ended March 31, 2007 increased $11.5 million, or 63.6%, to $29.5 million, compared to $18.3 million in the same period of the previous year. The increase is primarily the result of increases in the amount of securitization trust debt on our balance sheet, increased use of our warehouse lending facilities to accommodate increases in the volume of our finance receivables purchases and a gradual increase in market rates. Interest expense on securitization debt and warehouse facilities increased by $9.5 million and $1.1 million, respectively in the three-month period ended March 31, 2007 compared to the prior year period. We also experienced an increase of $726,000 in interest on subordinated debt and a decrease of $112,000 on residual interest expense from the 2006 to the 2007 period.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and increased by $684,000, or 19.3%, to $4.2 million, compared to $3.5 million in the same period of the previous year, and represented 5.2% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the three months ended March 31, 2007 as compared to the prior year period.

Occupancy expenses increased by $28,000, or 3.1%, to $931,000 compared to $903,000 in the same period of the previous year and represented 1.2% of total operating expenses.

Depreciation and amortization expenses decreased by $26,000, or 13.4%, to $167,000 from $193,000 in the same period of the previous year.

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

                           DELINQUENCY EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED

                                           NUMBER OF                    NUMBER OF                    NUMBER OF
                                           CONTRACTS       AMOUNT       CONTRACTS       AMOUNT       CONTRACTS       AMOUNT
                                         -------------  ------------  -------------  ------------  -------------  ------------
                                                March 31, 2007              March 31, 2006              December 31, 2006
                                         ---------------------------  ---------------------------  ---------------------------
DELINQUENCY EXPERIENCE                                                   (DOLLARS IN THOUSANDS)
Gross servicing portfolio (1)...........      138,659   $ 1,729,683        103,828   $ 1,238,460        126,574   $ 1,568,329
Period of delinquency (2)
   31-60 days...........................        1,865        20,915          1,250        12,795          3,275        37,328
   61-90 days...........................          823         8,994            564         5,215          1,367        14,903
   91+ days.............................          685         6,457            575         4,065          1,035        10,301
                                         -------------  ------------  -------------  ------------  -------------  ------------
Total delinquencies (2).................        3,373        36,366          2,389        22,075          5,677        62,532
Amount in repossession (3)..............        2,241        24,968          1,090        11,782          2,148        24,135
                                         -------------  ------------  -------------  ------------  -------------  ------------
Total delinquencies and amount
  in repossession (2)...................        5,614   $    61,334          3,479   $    33,857          7,825   $    86,667
                                         =============  ============  =============  ============  =============  ============
Delinquencies as a percentage of gross
  servicing portfolio...................         2.4%           2.1%           2.3%          1.8%           4.5%          4.0%

Total delinquencies and amount in
  repossession as a percentage of gross
  servicing portfolio...................         4.1%           3.6%           3.4%          2.7%           6.2%          5.5%

-------------------------
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE AMOUNT REMAINING TO BE REPAID ON EACH AUTOMOBILE CONTRACT, INCLUDING, FOR PRE-COMPUTED AUTOMOBILE CONTRACTS, ANY UNEARNED INTEREST. THE INFORMATION IN THE TABLE REPRESENTS THE GROSS PRINCIPAL AMOUNT OF ALL AUTOMOBILE CONTRACTS PURCHASED BY US, INCLUDING AUTOMOBILE CONTRACTS SUBSEQUENTLY SOLD BY US IN SECURITIZATION TRANSACTIONS THAT WE CONTINUE TO SERVICE. THE TABLE DOES NOT INCLUDE AUTOMOBILE CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO.
(2) WE CONSIDER A AUTOMOBILE CONTRACT DELINQUENT WHEN AN OBLIGOR FAILS TO MAKE AT LEAST 90% OF A CONTRACTUALLY DUE PAYMENT BY THE FOLLOWING DUE DATE, WHICH DATE MAY HAVE BEEN EXTENDED WITHIN LIMITS SPECIFIED IN THE SERVICING AGREEMENTS. THE PERIOD OF DELINQUENCY IS BASED ON THE NUMBER OF DAYS PAYMENTS ARE CONTRACTUALLY PAST DUE. AUTOMOBILE CONTRACTS LESS THAN 31 DAYS DELINQUENT ARE NOT INCLUDED.
(3) AMOUNT IN REPOSSESSION REPRESENTS FINANCED VEHICLES THAT HAVE BEEN REPOSSESSED BUT NOT YET LIQUIDATED.

                          NET CHARGE-OFF EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED

                                                MARCH 31,     MARCH 31,   DECEMBER 31,
                                                  2007          2006          2006
                                              ------------  ------------  ------------
                                                       (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding..     $  1,663,165  $  1,176,879  $  1,367,935
Annualized net charge-offs as a
  percentage of average servicing
  portfolio (2)..........................              5.1%          4.8%          4.5%

-------------------------
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH AUTOMOBILE CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED AUTOMOBILE CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL AUTOMOBILE CONTRACTS SERVICED BY US (EXCLUDING AUTOMOBILE CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO).
(2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF, INCLUDING SOME RECOVERIES WHICH HAVE BEEN CLASSIFIED AS OTHER INCOME IN THE ACCOMPANYING INTERIM FINANCIAL STATEMENTS. MARCH 31, 2007 AND MARCH 31, 2006 PERCENTAGE REPRESENTS THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006 ANNUALIZED. DECEMBER 31, 2006 REPRESENTS 12 MONTHS ENDED DECEMBER 31, 2006.


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

Net cash used in operating activities for the three-month period ended March 31, 2007 was $6.0 million compared to net cash provided by operating activities for the three-month period ended March 31, 2006 of $33.5 million. Cash provided by operating activities is affected by our increased net earnings before the significant increase in the provision for credit losses. This impact is somewhat negated by the increase in restricted cash as a result of our pre-funding structure used in the securitization of our finance receivables. The pre-funding structure allows us to issue securitization trust debt approximately one month prior to purchasing finance receivables that collateralize the debt. In those cases, certain of the proceeds of the securitization debt are held as restricted cash until such time as the additional collateral is delivered to the related trust.

Net cash used in investing activities for the three-month period ended March 31, 2007 and 2006 was $194.2 million and $153.8 million, respectively. Cash used in investing activities has primarily related to purchases of automobile contracts less principal amortization on our consolidated portfolio of automobile contracts.

Net cash provided by financing activities for the three months ended March 31, 2007 and 2006, was $196.4 million and $195.0 million, respectively. Cash provided by financing activities is generally related to the issuance of new securitization trust debt. We issued $287.4 million and $281.0 million of such debt in the three-month periods ended March 31, 2007 and 2006, respectively. Cash used in financing activities also includes the repayment of securitization trust debt of $143.7 million and $105.0 million for the three-month periods ended March 31, 2007 and 2006, respectively.

We purchase automobile contracts from Dealers for a cash price approximating their principal amount, adjusted for an acquisition fee that may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of March 31, 2007, we had $400 million in warehouse credit capacity, in the form of two $200 million facilities. One $200 million facility provides funding for automobile contracts purchased under the TFC programs while both warehouse facilities provide funding for automobile contracts purchased under the CPS programs.

The first of two warehouse facilities mentioned above is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding LLC. This facility was established on November 15, 2006, and expires on November 14, 2007, although it is renewable with the mutual agreement of the parties. On November 8, 2006 the facility was increased from $150 million to $200 million and the advance was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. At March 31, 2007, $1.2 million was outstanding under this facility.

The second of two warehouse facility is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2006 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs. It was increased again to $200 million on August 31, 2006. Up to 83.0% of the principal balance of automobile contracts may be advanced to us under this facility, subject to collateral tests and certain other conditions and covenants. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. This facility expires on June 30, 2007, although it is renewable with the mutual agreement of the parties. At March 31, 2007, $127.0 million was outstanding under this facility.

The balance under these warehouse facilities generally will increase as we purchase additional automobile contracts, until we effect a securitization utilizing automobile contracts pledged to the warehouse facilities. Proceeds from the securitization are then used to pay down the outstanding balance of the warehouse facilities.

For the portfolio owned by consolidated subsidiaries, cash released from Trusts and their related spread account to us for the three-month period ended March 31, 2007 and 2006, was $1.6 million and $3.9 million, respectively. Changes in the amount of credit enhancement required for term securitization transactions and releases from Trusts and their related spread account are affected by the relative size, seasoning and performance of the various pools of automobile contracts securitized that make up our managed portfolio to which the respective spread account is related. Furthermore, the trend in our recent securitizations has been towards credit enhancements that require a lower proportion of spread account cash and a greater proportion of over-collateralization. This trend has led to significantly lower levels of restricted cash and releases from trusts relative to the size of our managed portfolio.

The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund the spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the advance rate on the warehouse facilities, the required level of initial credit enhancement in securitizations, and the extent to which the previously established Trusts and their related spread account either release cash to us or capture cash from collections on securitized automobile contracts. We are limited in our ability to purchase automobile contracts by our available cash and the capacity of our warehouse facilities. As of March 31, 2007, we had unrestricted cash on hand of $10.4 million and available capacity from our warehouse credit facilities of $271.8 million, subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Our plans to manage our liquidity include the completion of additional term securitizations that may result in additional unrestricted cash through repayment of the warehouse facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete term securitizations on favorable economic terms or that we will be able to complete term securitizations at all. If we are unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of March 31, 2007, we were in compliance with all such financial covenants.

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

(B)   CONTRACT ACQUISITION FEES AND ORIGINATIONS COSTS

Upon purchase of a Contract from a Dealer, we generally charge or advance the Dealer an acquisition fee. For Contracts securitized in pools which were structured as sales for financial accounting purposes, the acquisition fees associated with Contract purchases were deferred until the Contracts were securitized, at which time the deferred acquisition fees were recognized as a component of the gain on sale.

For Contracts purchased and securitized in pools which are structured as secured financings for financial accounting purposes, dealer acquisition fees and deferred originations costs are reduced against the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the life of the Contract using the interest method.

(C)   INCOME TAXES

We and our subsidiaries file consolidated federal income and combined state franchise tax returns. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future period is not more than likely.

In determining the possible realization of deferred tax assets, future taxable income from the following sources are considered: (a) the reversal of taxable temporary differences; (b) future operations exclusive of reversing temporary differences; and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into period in which net operating losses might otherwise expire.

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

In December 2005, the Compensation Committee of the Board of Directors approved accelerated vesting of all the outstanding stock options issued by us. Options to purchase 2,113,998 shares of our common stock, which would otherwise have vested from time to time through 2010, became immediately exercisable as a result of the acceleration of vesting. The decision to accelerate the vesting of the options was made primarily to reduce non-cash compensation expenses that would have been recorded in our income statement in future period upon the adoption of Financial Accounting Standards Board Statement No. 123(R) in January 2006.

For the three months ended March 31, 2007, we recorded $257,000 in stock-based compensation costs, resulting from grants of options during the period and vesting of previously granted options. As of March 31, 2007, there were $3.4 million in unrecognized stock-based compensation costs to be recognized over future period.

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

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 29.8% to 32.3% cumulatively over the lives of the related automobile contracts, and that net credit losses as a percentage of original balances will approximate 11.6% to 14.9% cumulatively over the lives of the related automobile contracts. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of automobile contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under automobile contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of automobile contracts, which would affect our ability to purchase automobile contracts, the terms on which we are able to finance such purchases, the willingness of Dealers to sell automobile contracts to us on the terms that we offer, and the terms on which we are able to complete term securitizations once automobile contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that we pay on Notes issued in our securitizations). The statements concerning our structuring future securitization transactions as secured financings and the effects of such structures on financial items and on our future profitability also are forward-looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase and sell automobile contracts, any changes in that rate, the credit performance of such automobile contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.

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

There have been no material changes in market risks since December 31, 2006.

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


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information provided under the caption "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference. In addition, the reader should be aware of the following:

Our annual report on Form 10-K disclosed that a hearing to consider a proposed settlement would be held in March 2007 in the federal bankruptcy court sitting in Connecticut. That hearing has been postponed to May 16, 2007. There can be no assurance as to its outcome.

Our annual report on Form 10-K also disclosed that a motion for certification of a purported class action brought against us had been denied by the trial court, and that the denial was the subject of an appeal to the California Court of Appeal. The appellate court has since sustained the denial of class certification.

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to the outcome.

ITEM 1A. RISK FACTORS

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 9, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we purchased a total of 64,384 shares of our common stock, as described in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES

                                                           TOTAL NUMBER OF         APPROXIMATE DOLLAR
                       TOTAL                             SHARES PURCHASED AS      VALUE OF SHARES THAT
                     NUMBER OF          AVERAGE           PART OF PUBLICLY        MAY YET BE PURCHASED
                      SHARES          PRICE PAID         ANNOUNCED PLANS OR        UNDER THE PLANS OR
   PERIOD (1)        PURCHASED         PER SHARE            PROGRAMS(2)                PROGRAMS
                  ----------------  ----------------  ------------------------  -----------------------
January 2007               43,384   $          6.74                    43,384   $                    -
March 2007                 21,000              6.45                    21,000                4,785,200
                  ----------------  ----------------  ------------------------
                           64,384   $          6.65                    64,384
                  ================  ================  ========================

-------------------------
(1) EACH MONTHLY PERIOD IS THE CALENDAR MONTH.
(2) OUR BOARD OF DIRECTORS AUTHORIZED THE PURCHASE OF UP TO AN ADDITIONAL $5 MILLION OF OUR OUTSTANDING SECURITIES IN FEBRUARY 2007.

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

4.19 Indenture dated as of March 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-A (exhibit 4.19 to Form 8-K filed by the registrant on March 30, 2007)

4.20 Sale and Servicing Agreement dated as of March 1, 2007, related to notes issued by CPS Auto Receivables Trust 2007-A (exhibit 4.20 to Form 8-K filed by the registrant on March 30, 2007.)

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


                                        CONSUMER PORTFOLIO SERVICES, INC.
                                        (Registrant)


Date: May 10, 2007                      /s/ Charles E. Bradley, Jr.
                                        -------------------------------------
                                        Charles E. Bradley, Jr.
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        (Principal Executive Officer)


Date: May 10, 2007                      /s/ Jeffrey P. Fritz
                                        -------------------------------------
                                        Jeffrey P. Fritz
                                        SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER
                                        (Principal Financial Officer)