Form 10-Q
period 2007-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2007-07-23
CIK 889609

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 17, 2007 the registrant had 21,486,983 common shares outstanding.
================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
            Unaudited Condensed Consolidated Balance Sheets as of June
            30, 2007 and December 31, 2006.................................... 3
            Unaudited Condensed Consolidated Statements of Operations for
            the three-month and six-month periods ended June 30, 2007
            and 2006 ......................................................... 4
            Unaudited Condensed Consolidated Statements of Cash Flows for
            the six-month periods ended June 30, 2007  and 2006..............  5
            Notes to Unaudited Condensed Consolidated Financial Statements...  6
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 15
Item 3.     Quantitative and Qualitative Disclosures About Market Risk....... 27
Item 4.     Controls and Procedures.......................................... 27


                       PART II. OTHER INFORMATION

Item 1.     Legal Proceedings................................................ 28
Item 1A.    Risk factors..................................................... 28
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds...... 28
Item 4.     Submission of Matters to a Vote of Security Holders.............. 29
Item 6.     Exhibits......................................................... 29
Signatures................................................................... 31
Certifications............................................................... 32



ITEM 1.  FINANCIAL STATEMENTS

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                         JUNE 30,     DECEMBER 31,
                                                          2007           2006
                                                       -----------    -----------
ASSETS
Cash and cash equivalents                              $    13,437    $    14,215
Restricted cash and equivalents                            260,979        193,001
Finance receivables                                      1,839,503      1,480,794
Less: Allowance for finance credit losses                  (95,597)       (79,380)
                                                       -----------    -----------
Finance receivables, net                                 1,743,906      1,401,414

Residual interest in securitizations                         5,449         13,795
Furniture and equipment, net                                 1,087            824
Deferred financing costs, net                               15,594         12,702
Deferred tax assets, net                                    55,876         54,669
Accrued interest receivable                                 19,737         17,043
Other assets                                                17,849         20,931
                                                       -----------    -----------
                                                       $ 2,133,914    $ 1,728,594
                                                       ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                  $    22,724    $    20,888
Warehouse lines of credit                                   79,722         72,950
Income taxes payable                                        14,232         10,297
Residual interest financing                                 27,874         31,378
Securitization trust debt                                1,837,634      1,442,995
Senior secured debt, related party                          15,000         25,000
Subordinated renewable notes                                19,766         13,574
                                                       -----------    -----------
                                                         2,016,952      1,617,082
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                      --             --
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding                     --             --
Common stock, no par value; authorized
  30,000,000 shares; 21,479,683 and 21,504,688
  shares issued and outstanding at June 30, 2007 and
  December 31, 2006, respectively                           64,265         64,438
Additional paid in capital, warrants                           794            794
Retained earnings                                           53,654         48,031
Accumulated other comprehensive loss                        (1,751)        (1,751)
                                                       -----------    -----------
                                                           116,962        111,512
                                                       -----------    -----------
                                                       $ 2,133,914    $ 1,728,594
                                                       ===========    ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                       -------------------   -------------------


                                         2007       2006       2007       2006
                                       --------   --------   --------   --------
REVENUES:
Interest income                        $ 89,448   $ 63,039   $169,938   $117,566
Servicing fees                              113        799        395      1,804
Other income                              6,239      3,395     11,961      5,887
                                       --------   --------   --------   --------
                                         95,800     67,233    182,294    125,257
                                       --------   --------   --------   --------

EXPENSES:
Employee costs                           11,335      9,720     22,139     19,077
General and administrative                6,082      5,678     12,051     10,789
Interest                                 32,992     21,040     61,637     37,821
Interest, related party                     722      1,263      1,581      2,517
Provision for credit losses              32,670     22,178     62,159     41,277
Marketing                                 4,705      3,586      8,925      7,122
Occupancy                                   934        942      1,865      1,845
Depreciation and amortization               123        199        290        392
                                       --------   --------   --------   --------
                                         89,563     64,606    170,647    120,840
                                       --------   --------   --------   --------
Income before income tax expense          6,237      2,627     11,647      4,417
Income tax expense                        2,749         --      4,928         --
                                       --------   --------   --------   --------
Net income                             $  3,488   $  2,627   $  6,719   $  4,417
                                       ========   ========   ========   ========

Earnings per share:
  Basic                                $   0.16   $   0.12   $   0.31   $   0.20
  Diluted                                  0.15       0.11       0.29       0.18

Number of shares used in computing
earnings per share:
  Basic                                  21,539     21,839     21,533     21,786
  Diluted                                23,405     24,377     23,562     24,283


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 ----------------------
                                                                   2007         2006
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   6,719    $   4,417
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Impairment (gain) on residual asset                               (3,620)          --
  Amortization of deferred acquisition fees                         (7,002)      (5,625)
  Amortization of discount on Class B Notes                          2,218        1,263
  Depreciation and amortization                                        290          392
  Amortization of deferred financing costs                           4,378        2,651
  Provision for credit losses                                       62,159       41,277
  Stock-based compensation expense                                     488           --
  Interest income on residual assets                                (1,686)      (2,164)
  Changes in assets and liabilities:
    Payments on restructuring accrual                                 (193)        (519)
    Restricted cash and equivalents                                (54,326)     (43,490)
    Accrued interest receivable                                     (2,694)      (1,980)
    Other assets                                                     3,007       (1,819)
    Tax assets                                                      (1,207)      (6,256)
    Accounts payable and accrued expenses                            2,029        1,211
    Tax liabilities                                                  2,839           --
                                                                 ---------    ---------
      Net cash provided by (used in) operating activities           13,399      (10,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of finance receivables held for investment            (676,303)    (523,231)
  Proceeds received on finance receivables held for investment     278,655      209,421
  Purchase of furniture and equipment                                 (479)        (236)
                                                                 ---------    ---------
    Net cash used in investing activities                         (398,127)    (314,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of securitization trust debt              709,171      538,471
  Proceeds from issuance of subordinated renewable notes             7,271        4,250
  Payments on subordinated renewable notes                          (1,079)        (239)
  Net proceeds from warehouse lines of credit                        6,773       23,995
  Repayment of residual interest financing debt                     (3,504)     (13,194)
  Repayment of securitization trust debt                          (316,750)    (215,331)
  Repayment of senior secured debt                                 (10,000)          --
  Repayment of subordinated debt                                        --      (14,000)
  Payment of financing costs                                        (7,270)      (4,966)
  Repurchase of common stock                                        (1,549)      (1,502)
  Tax benefit from exercise of stock options                           167          507
  Exercise of options and warrants                                     720          850
                                                                 ---------    ---------
    Net cash provided by financing activities                      383,950      318,841
                                                                 ---------    ---------
Decrease in cash                                                      (778)      (5,847)
Cash at beginning of period                                         14,215       17,789
                                                                 ---------    ---------
Cash at end of period                                            $  13,437    $  11,942
                                                                 =========    =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                     $  55,558    $  35,784
    Income taxes                                                 $   3,129    $   5,635



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


BASIS OF PRESENTATION


Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim period presented. All such adjustments are, in our opinion, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full year.


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


OTHER INCOME


Other Income consists primarily of gains recognized on our Residual interest in securitizations, recoveries on previously charged off CPS and MFN contracts, fees paid to us by Dealers for certain direct mail services we provide and, in 2007, $1.7 million in proceeds from the sale of previously charged-off receivables to an independent third party. The gain recognized related to the residual interest was $3.6 million for the six months ended June 30, 2007. There were no gains recognized for the same period in 2006. The recoveries on the charged-off CPS and MFN contracts were $1.7 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively. The direct mail revenues were $2.6 million and $2.0 million for the same period in 2007 and 2006, respectively.


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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


For the six months ended June 30, 2007, we recorded stock-based compensation costs in the amount of $488,000. As of June 30, 2007, unrecognized stock-based compensation costs to be recognized over future periods equaled $3.5 million. This amount will be recognized as expense over a weighted-average period of 4.4 years. For the six months ended June 30, 2006, we recorded no stock-based compensation costs as there were no option awards granted during the six-month period ended June 30, 2006 and there was no vesting of option awards for options granted prior to January 1, 2006 since all options outstanding as of December 31, 2005 were fully vested at that time.

The following represents stock option activity for the six months ended June 30, 2007:

                                                                                           WEIGHTED
                                                       NUMBER OF         WEIGHTED          AVERAGE
                                                        SHARES           AVERAGE          REMAINING
                                                    (IN THOUSANDS)    EXERCISE PRICE   CONTRACTUAL TERM
                                                     -------------    ---------------   ---------------
Options outstanding at the beginning of period ...           5,352    $          4.11         N/A
   Granted .......................................             490               6.71         N/A
   Exercised .....................................            (222)              3.21         N/A
   Forefeited ....................................             (50)              6.86         N/A
                                                     -------------    ---------------   ---------------
Options outstanding at the end of period .........           5,570    $          4.35      6.99 years
                                                     =============    ===============   ===============
Options exercisable at the end of period .........           4,268    $          3.61      6.23 years
                                                     =============    ===============   ===============

At June 30, 2007, the aggregate intrinsic value of options outstanding and exercisable was $10.6 million and $11.3 million, respectively. The total intrinsic value of options exercised was $746,000 and $1.5 million for the six months ended June 30, 2007 and 2006, respectively. New shares were issued for all options exercised during the three-month and six-month periods ended June 30, 2007 and 2006. At our annual meeting of shareholders held on June 26, 2007, the shareholders approved an amendment to the our 2006 Long-Term Equity Incentive Plan that increased the number of shares issuable from 1,500,000 to 3,000,000. There were 1.5 million shares available for future stock option grants under existing plans as of June 30, 2007.

We use the Black-Scholes option valuation model to estimate the fair value of each option on the date of grant, using the assumptions noted in the following table. We did not disclose assumptions for the six months ended June 30, 2006 because there were no options granted in the period. The expected term of options granted is computed as the mid-point between the vesting date and the end of the contractual term. The risk-free rate is based on U.S. Treasury instruments in effect at the time of grant whose terms are consistent with the expected term of our stock options. Expected volatility is based on historical volatility of our stock. The dividend yield is based on historical experience and the lack of any expected future changes.

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                                   2007
                                                              ----------------
Risk-free interest rate ...................................          4.80%
Expected term, in years ...................................            6.5
Expected volatility .......................................         48.35%
Dividend yield ............................................             0%


PURCHASES OF COMPANY STOCK

During the six-month periods ended June 30, 2007 and 2006, we purchased 247,605 and 219,417 shares, respectively, of our common stock, at average prices of $6.26 and $6.85, respectively.


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

In March 2006, the FASB issued FASB Statement No. 156, "Accounting for the Servicing of Financial Assets an Amendment to FASB Statement No. 140" (FAS 156). With respect to the accounting for separately recognized servicing assets and servicing liabilities, this statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a specific types of servicing contracts identified in the statement, (2) requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, (3) permits an entity to choose subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, (4) permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at the initial adoption of this statement, and (5) requires a separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. FAS 156 became effective for us on January 1, 2007. The adoption of this statement did not have a significant effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for us on January 1, 2008. We are in the process of evaluating SFAS 157 and do not believe it will have a significant effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and we are currently assessing the financial impact the Statement will have on our financial statements.

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we increased our existing reserves for uncertain tax positions by $1.1 million, largely related to state income tax matters. The increase was recorded as a cumulative effect adjustment to shareholders' equity.

RECENT DEVELOPMENTS

In July 2007, we opened a combination term and revolving residual credit facility, and used a portion of our initial draw under that facility to repay our remaining outstanding senior secured indebtedness and residual interest financing debt.

Under this facility, we have used and intend to use eligible residual interests in securitizations as collateral for floating rate borrowings. The amount that may be borrowed is computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million that may be borrowed represented by (i) a $60 million Class A-1 Variable Funding Note (the "Revolving Note"), and (ii) a $60 million Class A-2 Term Note (the "Term Note"). The facility's revolving feature is to expire by its terms in July 2008. The $60 million Term Note was drawn in July 2007 and is due in July 2009.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2007             2006
                                                                 -----------     -----------
Finance Receivables                                                     (IN THOUSANDS)
  Automobile
    Simple Interest ..........................................   $ 1,844,083     $ 1,474,126
    Pre-compute, net of unearned interest ....................   $    21,176     $    29,251
                                                                 -----------     -----------

    Finance Receivables, net of unearned interest ............   $ 1,865,259     $ 1,503,377
    Less: Unearned acquisition fees and originations costs ...   $   (25,756)    $   (22,583)
                                                                 -----------     -----------
    Finance Receivables ......................................   $ 1,839,503     $ 1,480,794
                                                                 ===========     ===========


The following table presents a summary of the activity for the allowance for credit losses for the six-month periods ended June 30, 2007 and 2006:

                                                                  JUNE 30,         JUNE 30,
                                                                    2007             2006
                                                                 -----------     -----------
                                                                        (IN THOUSANDS)

    Balance at beginning of period ...........................   $    79,380     $    57,728
    Provision for credit losses on finance receivables .......   $    62,159     $    41,277
    Charge offs ..............................................   $   (56,339)    $   (33,773)
    Recoveries ...............................................   $    10,397     $     9,569
                                                                 -----------     -----------
    Balance at end of period .................................   $    95,597     $    74,801
                                                                 ===========     ===========


(3) RESIDUAL INTEREST IN SECURITIZATIONS


The residual interest in securitizations represents the discounted sum of expected future cash flows from securitization trusts held by non-consolidated subsidiaries and certain cash flows of receivables from terminated trusts. The following table presents the components of the residual interest in securitizations, which are shown at their discounted amounts:

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2007             2006
                                                                 -----------     -----------
                                                                        (IN THOUSANDS)

Cash, commercial paper, United States government securities
and other qualifying investments (Spread Accounts) ...........   $     3,187     $     9,987
Receivables from trusts (NIRs) and other cash flows ..........   $     1,448     $       808
Overcollateralization ........................................   $       814     $     3,000
                                                                 -----------     -----------

Residual interest in securitizations .........................   $     5,449     $    13,795
                                                                 ===========     ===========


The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the residuals as a percentage of our managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

                                                                  JUNE 30,       DECEMBER 31,
                                                                    2007             2006
                                                                 -----------     -----------
                                                                        (IN THOUSANDS)

Undiscounted estimated credit losses .........................   $        99     $     1,759
Managed portfolio held by non-consolidated subsidiaries ......         9,075          34,850
Undiscounted estimated credit losses as percentage of managed
portfolio held by non-consolidated subsidiaries ..............   $      1.09%           5.05%




               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The key economic assumptions used in measuring all residual interest in securitizations as of June 30, 2007 and December 31, 2006 are included in the table below. The pre-tax discount rate remained constant from previous periods at 14%, except for certain cash flows from charged off receivables related to our securitizations from 2001 to 2003, for which we have used a discount rate of 25%, which is also consistent with previous periods.

                                                                 JUNE 30,         DECEMBER 31,
                                                                   2007               2006
                                                              --------------     --------------
Prepayment speed (Cumulative)..............................       32.0%          22.7% - 32.5%
Net credit losses (Cumulative).............................       11.5%          11.8% - 15.4%
Expected call date ........................................   September 2007     September 2007


(4) SECURITIZATION TRUST DEBT


We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as "Securitization trust debt," and the components of such debt are summarized in the following table:

                                                                                                WEIGHTED
                     FINAL       RECEIVABLES                 OUTSTANDING     OUTSTANDING        AVERAGE
                   SCHEDULED     PLEDGED AT                  PRINCIPAL AT    PRINCIPAL AT    INTEREST RATE
                    PAYMENT       JUNE 30,       INITIAL       JUNE 30,      DECEMBER 31,     AT JUNE 30,
    Series          Date (1)        2007        Principal        2007            2006             2007
--------------   -------------   -----------   -----------   ------------   --------------   -------------
                                          (DOLLARS IN THOUSANDS)
CPS 2003-C       March 2010      $     9,859   $    87,500   $      9,635   $       14,815       3.57%
CPS 2003-D       October 2010         10,653        75,000         10,204           15,191       3.91%
CPS 2004-A       October 2010         14,803        82,094         14,973           21,608       4.32%
PCR 2004-1       N/A                      --        76,257             --            8,097         --
CPS 2004-B       February 2011        20,891        96,369         21,067           29,437       4.17%
CPS 2004-C       April 2011           26,029       100,000         26,130           35,480       4.24%
CPS 2004-D       December 2011        35,903       120,000         35,495           47,384       4.44%
CPS 2005-A       October 2011         49,489       137,500         46,265           62,610       5.26%
CPS 2005-B       February 2012        57,237       130,625         52,572           70,933       4.62%
CPS 2005-C       March 2012           95,548       183,300         88,433          117,434       5.08%
CPS 2005-TFC     July 2012            35,326        72,525         33,860           45,444       5.75%
CPS 2005-D       July 2012            80,879       145,000         79,147          100,615       5.65%
CPS 2006-A       November 2012       157,144       245,000        154,827          195,822       5.29%
CPS 2006-B       January 2013        185,451       257,500        182,532          224,478       6.31%
CPS 2006-C       June 2013           201,155       247,500        198,199          236,139       5.68%
CPS 2006-D       August 2013         196,366       220,000        193,508          217,508       5.64%
CPS 2007-A       November 2013       277,152       290,000        274,219              N/A       5.60%
CPS 2007-TFC     December 2013       108,020       113,293        108,066              N/A       5.72%
CPS 2007-B (2)   January 2014        203,810       314,999        308,502              N/A       5.92%
                                 -----------   -----------   ------------   --------------
                                 $ 1,765,715   $ 2,994,462   $  1,837,634   $    1,442,995
                                 ===========   ===========   ============   ==============


_________________
(1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $319.6 MILLION IN 2007, $507.9 MILLION IN 2008, $387.3 MILLION IN 2009, $290.1 MILLION IN 2010, $213.4 MILLION IN 2011, $115.9
     MILLION IN 2012 AND $3.4 MILLION IN 2013.
(2) RECEIVABLES PLEDGED AT JUNE 30, 2007 EXCLUDES APPROXIMATELY $109.0 MILLION IN AUTOMOBILE CONTRACTS DELIVERED TO THIS TRUST IN JULY 2007 PURSUANT TO A PRE-FUNDING STRUCTURE.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $1.7 billion, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of June 30, 2007, we were in compliance with all such financial covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to purchase retail installment contracts that the securitization trust has committed to buy, or to be applied to make payments on the securitization trust debt. As of June 30, 2007, restricted cash under the various agreements totaled approximately $261.0 million. That figure includes $109.0 million held by our CPS 2007-B securitization trust which was used to purchase additional automobile contracts in July 2007. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on subordinated notes. Deferred financing costs and discounts on subordinated notes related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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


(5) INTEREST INCOME


The following table presents the components of interest income:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,               JUNE 30,
                                       -------------------   -------------------
                                         2007       2006       2007       2006
                                       --------   --------   --------   --------
                                         (In thousands)        (In thousands)

Interest on Finance Receivables ....   $ 86,560   $ 60,387   $163,768   $112,747
Residual interest income ...........        740      1,203      1,686      2,164
Other interest income ..............      2,148      1,449      4,484      2,655
                                       --------   --------   --------   --------
Net interest income ................   $ 89,448   $ 63,039   $169,938   $117,566
                                       ========   ========   ========   ========


(6) EARNINGS PER SHARE


Earnings per share for the six-month periods ended June 30, 2007 and 2006 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the six-month periods ended June 30, 2007 and 2006:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,               JUNE 30,
                                                 -------------------   -------------------
                                                   2007       2006       2007       2006
                                                 --------   --------   --------   --------
                                                    (In thousands)        (In thousands)

Weighted average number of common shares
  outstanding during the period used to
  compute basic earnings per share .............   21,539     21,839     21,533     21,786
Incremental common shares attributable to
  exercise of outstanding options and
  warrants .....................................    1,866      2,538      2,029      2,497
                                                 --------   --------   --------   --------
Weighted average number of common shares
  used to compute diluted earnings per share ...   23,405     24,377     23,562     24,283
                                                 ========   ========   ========   ========



(7) INCOME TAXES


In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions. As a result of adoption, we recognized a charge of approximately $1.1 million to the January 1, 2007 retained earnings balance. As of the date of adoption and after the impact of recognizing the increase in liability noted above, our unrecognized tax benefits totaled $9.8 million. Included in the balance at January 1, 2007, are $1.2 million of tax positions, the disallowance if which would not affect the annual effective income tax rate.

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

We recognized potential interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, we recognized approximately $230,000 for the payment of interest and penalties at January 1, 2007 which is included as a component of the $9.8 million unrecognized tax benefit noted above. During the six months ended June 30, 2007, we did not recognize a significant amount in potential interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008.


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

In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against us in a separate action, which is now pending in federal district court in Rhode Island. We have filed counterclaims in the Rhode Island federal court against Mr. Pardee, and have filed a separate action against Mr. Pardee's Rhode Island attorneys, in the same court. Each of these actions in the court in Rhode Island is stayed, awaiting resolution of an adversary action brought against Mr. Pardee in the bankruptcy court, which is hearing the bankruptcy of Stanwich.

We have reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action. Under the agreement in principle, CPS would pay the bankruptcy estate $625,000 and abandon its claims against the estate, while the estate would abandon its adversary action against Mr. Pardee. A hearing to consider that agreement was held in May 2007. The court took the matter under submission. If approved, CPS expects that the agreement would result in (i) limitation of its exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) the stays in Rhode Island being lifted, causing those cases to become active again. There can be no assurance as to these expectations nor as to whether the court will approve the proposed agreement.

The reader should consider that any adverse judgment against us in these cases for indemnification, in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial position.

OTHER LITIGATION. On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, alleging that plaintiff Coleman was harmed by an alleged failure to refer, in the notice given after repossession of her vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. Plaintiff seeks damages in an unspecified amount, on behalf of a purported nationwide class. We removed the case to federal bankruptcy court, and filed a motion for summary judgment as part of our adversary proceeding against the plaintiff in the bankruptcy court. The federal bankruptcy court granted the plaintiff's motion to send the matter back to Alabama state court. We appealed the ruling, and the federal district court, in which the appeal was heard, ordered the bankruptcy court to decide whether the plaintiff had standing to pursue her claims, and, if standing is found, to reconsider its remand decision. The bankruptcy court in May 2007 dismissed the lawsuit with prejudice.

In June 2004, Plaintiff Jeremy Henry filed a lawsuit against us in the California Superior Court, San Diego County, alleging improper practices related to the notice given after repossession of a vehicle that he purchased. Plaintiff's motion for a certification of a class has been denied, and that denial has been affirmed by the California Court of Appeal.

In August and September 2006, two plaintiffs represented by the same law firm filed substantially identical lawsuits in the federal district court for the northern district of Illinois, each of which purports to be a class action, and each of which alleges that we improperly accessed consumer credit information. We have reached agreements to settle these cases, which agreements have been confirmed by the court. No member of either class objected to the settlements and we have met the obligation of each agreement effectively ending each case.

We have recorded a liability as of June 30, 2007 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(9) EMPLOYEE BENEFITS


We sponsor the MFN Financial Corporation Benefit Plan ("the Plan"). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan's net periodic benefit cost for the six-month periods ended June 30, 2007 and 2006.

                                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                         JUNE 30,              JUNE 30,
                                                                     2007        2006       2006       2007
                                                                    -------    -------    -------    -------
                                                                      (IN THOUSANDS)        (IN THOUSANDS)
Components of net periodic cost (benefit)
Service cost ....................................................   $    --    $    --    $    --    $    --
Interest Cost ...................................................       223        225        446        438
Expected return on assets .......................................      (327)      (287)      (654)      (574)
Amortization of transition (asset)/obligation ...................        (3)        (3)        (5)        (5)
Amortization of net (gain) / loss ...............................        20         48         39         82
                                                                    -------    -------    -------    -------
   Net periodic cost (benefit) ..................................   $   (87)   $   (17)   $  (174)   $   (59)
                                                                    =======    =======    =======    =======


We made contributions to the Plan in the amount of $200,000 for the six-months ended June 30, 2007. We previously disclosed in our Financial Statements for the year ended December 31, 2006 that we did not anticipate making any contributions to the plan during 2007. We presently anticipate that no additional contributions will be made during the remainder of 2007.


(10) COMPREHENSIVE INCOME


The components of comprehensive income are as follows:

                                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                        JUNE 30,              JUNE 30,
                                                                    2007       2006       2007       2006
                                                                  --------   --------   --------   --------
                                                                    (IN THOUSANDS)        (IN THOUSANDS)

Net income ....................................................   $  3,487   $  2,627   $  6,719   $  4,417
Minimum pension liability, net of tax ... .....................         --         --         --         --
                                                                  --------   --------   --------   --------
   Comprehensive income .......................................   $  3,487   $  2,627   $  6,719   $  4,417
                                                                  ========   ========   ========   ========

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


CREDIT RISK RETAINED

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of June 30, 2007 was approximately $1,900.3 million (this amount includes $1.3 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees and have no credit risk).


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

Since the third quarter 2003, we have conducted 21 term securitizations. Of these 21, 16 were quarterly securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. We repaid the debt from the March 2004 transaction in August 2006 and we repaid the debt from the November 2005 transaction in May 2007. In June 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. In December 2005 and again in May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations. All such securitizations since the third quarter of 2003 have been structured as secured financings.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 WITH THE THREE MONTHS ENDED JUNE 30, 2006

REVENUES. During the three months ended June 30, 2007, revenues were $95.8 million, an increase of $28.6 million, or 42.5%, from the prior year period revenue of $67.2 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended June 30, 2007 increased $26.4 million, or 41.9%, to $89.5 million from $63.0 million in the prior year period. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $113,000 in the three months ended June 30, 2007 decreased $686,000, or 85.9%, from $799,000 in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the decline in our managed portfolio held by non-consolidated subsidiaries, and also by the decline in the Seawest Third Party Portfolio. As a result of our plans to structure future securitizations as secured financings, our managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of June 30, 2007 and 2006, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                               JUNE 30, 2007         JUNE 30, 2006
                                             ------------------    ------------------

                                               AMOUNT       %        AMOUNT       %
                                             ----------   -----    ----------   -----
Total Managed Portfolio                                  ($ IN MILLIONS)
Owned by Consolidated Subsidiaries .......   $  1,889.4    99.4%   $  1,299.4    94.5%
Owned by Non-Consolidated Subsidiaries ...          9.6     0.5%         67.2     4.9%
SeaWest Third Party Portfolio ............          1.3     0.1%          8.7     0.6%
                                             ----------   -----    ----------   -----

Total ....................................   $  1,900.3   100.0%   $  1,375.3   100.0%
                                             ==========   =====    ==========   =====


At June 30, 2007, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,900.3 million (this amount includes $1.3 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,375.3 million as of June 30, 2006. As the portfolios of automobile contracts acquired in the MFN, TFC and SeaWest transactions decrease, the portfolio of automobile contracts that we have purchased directly from automobile dealers continues to expand. At June 30, 2007 and 2006, the managed portfolio composition was as follows:



                                               JUNE 30, 2007           JUNE 30, 2006
                                           --------------------    ---------------------
                                             AMOUNT       %          AMOUNT       %
                                           ----------   -------    ----------   -------
Originating Entity                                     ($ in millions)
CPS ....................................   $  1,834.6     96.5%    $  1,295.0     94.2%
TFC ....................................         62.1      3.3%          62.5      4.5%
MFN ....................................          0.2      0.0%           0.7      0.1%
SeaWest ................................          2.1      0.1%           8.4      0.6%
SeaWest Third Party Portfolio...........          1.3      0.1%           8.7      0.6%
                                           ----------   -------    ----------   -------
Total ..................................   $  1,900.3    100.0%    $  1,375.3    100.0%
                                           ==========   =======    ==========   =======

Other income increased $2.8 million, or 83.7%, to $6.2 million in the three-month period ended June 30, 2007 from $3.4 million during the same period a year earlier. Other income includes $1.1 million resulting from an increase in the carrying value of our residual interest in securitizations. The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated. Other income also includes $1.7 million from the sale of certain charged off receivables. The charged off receivables were predominately from the acquisitions of MFN, TFC and SeaWest, but also included some receivables that we had previously repurchased from securitizations sponsored by non-consolidated subsidiaries. Other income was also impacted by decreases in recoveries on MFN and certain other automobile contracts compared to the same period of the prior year, increases in convenience fees charged to obligors for certain transaction types and increased revenue on our direct mail services. Direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria.

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

Total operating expenses were $89.6 million for the three months ended June 30, 2007, compared to $64.6 million for the same period a year earlier, an increase of $25.0 million, or 38.6%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $10.5 million and $11.4 million, or 47.3% and 51.2%, respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates. During the three-month period ended June 30, 2007, we purchased 22,327 automobile contracts aggregating $346.0 million, compared to 17,399 automobile contracts aggregating $268.8 million in the same period of the prior year. At June 30, 2007, we were earning interest and providing for credit losses on a portfolio with an outstanding principal balance of $1,889.4 million compared to a portfolio with an outstanding principal balance of $1,299.4 million as of June 30, 2006. We have increased contract purchases through our continued efforts of adding marketing representatives, expanding into new geographic territories and increasing penetration of existing dealers through an emphasis on service.

Employee costs for the three months ended June 30, 2007 increased by $1.6 million, or 16.6%, to $11.3 million from the prior year period of $9.7 million. The increase in employee costs is the result of additions to our staff, generally throughout all areas of the Company, to accommodate greater volumes of contract purchases and the resulting higher balance of our managed portfolio. As of June 30, 2007 we had 861 employees compared to 739 employees at June 30, 2006. In the 2007 period, employee costs represented 12.7% of total operating expenses compared to 15.0% of total operating expenses in the prior year period. The decrease in employee costs as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased by $405,000, or 7.1%, to $6.1 million and represented 6.8% of total operating expenses in the three-month period ending June 30, 2007, as compared to $5.7 million in the prior year period when general and administrative expenses represented 8.8% of total operating expenses. The increase is attributable to the increase volume of our finance receivable purchases and the corresponding increase in our managed portfolio. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the three-month period ended June 30, 2007 increased $11.4 million, or 51.2%, to $33.7 million, compared to $22.3 million in the same period of the previous year. The increase is primarily the result of increases in the amount of securitization trust debt on our balance sheet, increased use of our warehouse lending facilities to accommodate increases in the volume of our finance receivables purchases and a gradual increase in market rates. Interest expense on securitization debt and warehouse facilities increased by $9.7 million and $2.0 million, respectively in the three-month period ended June 30, 2007 compared to the prior year period. We also experienced a decrease of $503,000 in interest on subordinated debt and an increase of $282,000 on residual interest expense from the 2006 to the 2007 period.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and increased by $1.1 million, or 31.2%, to $4.7 million, compared to $3.6 million in the same period of the previous year, and represented 5.3% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the three months ended June 30, 2007 as compared to the prior year period.

Occupancy expenses decreased slightly to $934,000 from $942,000 the previous year and represented 1.1% of total operating expenses.

Depreciation and amortization expenses decreased by $76,000, or 38.3%, to $123,000 from $199,000 in the same period of the previous year.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 WITH THE SIX MONTHS ENDED JUNE 30, 2006

REVENUES. During the six months ended June 30, 2007, revenues were $182.3 million, an increase of $57.0 million, or 45.5%, from the prior year period revenue of $125.3 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the six months ended June 30, 2007 increased $52.4 million, or 44.5%, to $169.9 million from $117.6 million in the prior year period. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $395,000 in the six months ended June 30, 2007 decreased $1.4 million, or 78.1%, from $1.8 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the decline in our managed portfolio held by non-consolidated subsidiaries, and also by the decline in the Seawest Third Party Portfolio. As a result of our plans to structure future securitizations as secured financings, our managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately.

At June 30, 2007, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,900.3 million (this amount includes $1.3 million of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,375.3 million as of June 30, 2006. As the portfolios of automobile contracts acquired in the MFN, TFC and SeaWest transactions decrease, the portfolio of automobile contracts that we purchased directly from automobile dealers continues to expand.

Other income increased $6.1 million, or 103.2%, to $12.0 million in the six-month period ended June 30, 2007 from $5.9 million during the same period a year earlier. Other income includes $3.6 million resulting from an increase in the carrying value of our residual interest in securitizations. The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated. Other income also includes $1.7 million from the sale of certain charged off receivables. The charged off receivables were predominately from the acquisitions of MFN, TFC and SeaWest, but also included some receivables that we had previously repurchased from securitizations sponsored by non-consolidated subsidiaries. Other income was also impacted by decreases in recoveries on MFN and certain other automobile contracts compared to the same period of the prior year, increases in convenience fees charged to obligors for certain transaction types and increased revenue on our direct mail services. Direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria.

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

Total operating expenses were $170.6 million for the six months ended June 30, 2007, compared to $120.8 million for the same period a year earlier, an increase of $49.8 million, or 41.2%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $20.9 million and $22.9 million, or 50.6% and 56.7%, respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates. During the six-month period ended June 30, 2007, we purchased 43,987 automobile contracts aggregating $676.3 million, compared to 34,352 automobile contracts aggregating $523.2 million in the same period of the prior year. At June 30, 2007, we were earning interest and providing for credit losses on a portfolio with an outstanding principal balance of $1,889.9 million compared to a portfolio with an outstanding principal balance of $1,299.4 million as of June 30, 2006. We have increased contract purchases through our continued efforts of adding marketing representatives, expanding into new geographic territories and increasing penetration of existing dealers through an emphasis on service.

Employee costs for the six months ended June 30, 2007 increased by $3.1 million, or 16.1%, to $22.1 million from the prior year period of $19.1 million. The increase in employee costs is the result of additions to our staff, generally throughout all areas of the Company, to accommodate greater volumes of contract purchases and the resulting higher balance of our managed portfolio. As of June 30, 2007 we had 861 employees compared to 739 employees at June 30, 2006. In the 2007 period, employee costs represented 13.0% of total operating expenses compared to 15.8% of total operating expenses in the prior year period. The decrease in employee costs as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased by $1.3 million, or 11.7%, to $12.1 million and represented 7.1% of total operating expenses in the six-month period ending June 30, 2007, as compared to $10.8 million in the prior year period when general and administrative expenses represented 8.9% of total operating expenses. The increase is attributable to the increase volume of our finance receivable purchases and the corresponding increase in our managed portfolio. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the six-month period ended June 30, 2007 increased $22.9 million, or 56.7%, to $63.2 million, compared to $40.3 million in the same period of the previous year. The increase is primarily the result of increases in the amount of securitization trust debt on our balance sheet, increased use of our warehouse lending facilities to accommodate increases in the volume of our finance receivables purchases and a gradual increase in market rates. Interest expense on securitization debt and warehouse facilities increased by $19.4 million and $3.1 million, respectively in the six-month period ended June 30, 2007 compared to the prior year period. We also experienced an increase of $221,000 in interest on subordinated debt and an increase of $170,000 on residual interest expense from the 2006 to the 2007 period.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and increased by $1.8 million, or 25.3%, to $8.9 million, compared to $7.1 million in the same period of the previous year, and represented 5.2% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the six months ended June 30, 2007 as compared to the prior year period.

Occupancy expenses were $1.9 million for the six months ended June 30, 2007, representing 1.1% of total operating expenses and were essentially unchanged from the prior year period.

Depreciation and amortization expenses decreased by $102,000, or 26.0%, to $290,000 from $392,000 in the same period of the previous year.

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

                           DELINQUENCY EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED

                                                               JUNE 30, 2007            JUNE 30, 2006           DECEMBER 31, 2006
                                                          ----------------------   -----------------------   -----------------------
                                                          NUMBER OF                NUMBER OF                 NUMBER OF
                                                          CONTRACTS     AMOUNT     CONTRACTS      AMOUNT     CONTRACTS      AMOUNT
                                                          ---------   ----------   ----------   ----------   ----------   ----------
                                                                                   (DOLLARS IN THOUSANDS)
DELINQUENCY EXPERIENCE
Gross servicing portfolio (1) ........................      150,900   $1,903,233      112,916   $1,375,562      126,574   $1,568,329
Period of delinquency (2)
   31-60 days ........................................        3,495       40,267        2,272       24,167        3,275       37,328
   61-90 days ........................................        1,511       17,049          960        9,451        1,367       14,903
   91+ days ..........................................          909        9,229          588        4,779        1,035       10,301
                                                          ---------   ----------   ----------   ----------   ----------   ----------
Total delinquencies (2) ..............................        5,915       66,545        3,820       38,397        5,677       62,532
Amount in repossession (3) ...........................        2,228       25,716        1,254       13,902        2,148       24,135
                                                          ---------   ----------   ----------   ----------   ----------   ----------
Total delinquencies and amount in repossession (2) ...        8,143   $   92,261        5,074   $   52,299        7,825   $   86,667
                                                          =========   ==========   ==========   ==========   ==========   ==========

Delinquencies as a percentage of gross servicing
portfolio.............................................      3.9 %        3.5 %        3.4 %        2.8 %        4.5 %        4.0 %

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio.............      5.4 %        4.8 %        4.5 %        3.8 %        6.2 %        5.5 %


_________________________
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE AMOUNT REMAINING TO BE REPAID
ON EACH AUTOMOBILE CONTRACT, INCLUDING, FOR PRE-COMPUTED AUTOMOBILE CONTRACTS,
ANY UNEARNED INTEREST. THE INFORMATION IN THE TABLE REPRESENTS THE GROSS
PRINCIPAL AMOUNT OF ALL AUTOMOBILE CONTRACTS PURCHASED BY US, INCLUDING
AUTOMOBILE CONTRACTS SUBSEQUENTLY SOLD BY US IN SECURITIZATION TRANSACTIONS THAT
WE CONTINUE TO SERVICE. THE TABLE DOES NOT INCLUDE AUTOMOBILE CONTRACTS FROM THE
SEAWEST THIRD PARTY PORTFOLIO.
(2) WE CONSIDER A AUTOMOBILE CONTRACT DELINQUENT WHEN AN OBLIGOR FAILS TO MAKE
AT LEAST 90% OF A CONTRACTUALLY DUE PAYMENT BY THE FOLLOWING DUE DATE, WHICH
DATE MAY HAVE BEEN EXTENDED WITHIN LIMITS SPECIFIED IN THE SERVICING AGREEMENTS.
THE PERIOD OF DELINQUENCY IS BASED ON THE NUMBER OF DAYS PAYMENTS ARE
CONTRACTUALLY PAST DUE. AUTOMOBILE CONTRACTS LESS THAN 31 DAYS DELINQUENT ARE
NOT INCLUDED.
(3) AMOUNT IN REPOSSESSION REPRESENTS FINANCED VEHICLES THAT HAVE BEEN
REPOSSESSED BUT NOT YET LIQUIDATED.


                          NET CHARGE-OFF EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED


                                                    JUNE 30,     JUNE 30,    DECEMBER 31,
                                                      2007         2006         2006
                                                   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding ........   $1,752,458   $1,247,365   $1,367,935
Annualized net charge-offs as a percentage of
average servicing portfolio (2) ................        4.6 %        3.7 %        4.5 %


_________________________
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH AUTOMOBILE CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED AUTOMOBILE CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL AUTOMOBILE CONTRACTS SERVICED BY US (EXCLUDING AUTOMOBILE CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO).

(2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF, INCLUDING SOME RECOVERIES WHICH HAVE BEEN CLASSIFIED AS OTHER INCOME IN THE ACCOMPANYING INTERIM FINANCIAL STATEMENTS. JUNE 30, 2007 AND JUNE 30, 2006 PERCENTAGE REPRESENTS SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006 ANNUALIZED. DECEMBER 31, 2006 REPRESENTS 12 MONTHS ENDED DECEMBER 31, 2006.


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

Net cash provided by operating activities for the six-month period ended June 30, 2007 was $13.4 million compared to net cash used in operating activities for the six-month period ended June 30, 2006 of 10.6 million. Cash provided by operating activities is affected by our increased net earnings before the significant increase in the provision for credit losses. This impact is somewhat negated by the increase in restricted cash as a result of our pre-funding structure used in the securitization of our finance receivables. The pre-funding structure allows us to issue securitization trust debt approximately one month prior to purchasing finance receivables that collateralize the debt. In those cases, certain of the proceeds of the securitization debt are held as restricted cash until such time as the additional collateral is delivered to the related trust.

Net cash used in investing activities for the six-month period ended June 30, 2007 and 2006 was $398.1 million and $314.0 million, respectively. Cash used in investing activities has primarily related to purchases of automobile contracts less principal amortization on our consolidated portfolio of automobile contracts.

Net cash provided by financing activities for the six months ended June 30, 2007 and 2006, was $383.9 million and $318.8 million, respectively. Cash provided by financing activities is generally related to the issuance of new securitization trust debt. We issued $709.2 million and $538.5 million of such debt in the six-month periods ended June 30, 2007 and 2006, respectively. Cash used in financing activities also includes the repayment of securitization trust debt of $316.8 million and $215.3 million for the six-month periods ended June 30, 2007 and 2006, respectively.

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee that may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of June 30, 2007, we had $425 million in warehouse credit capacity, in the form of two $200 million senior facilities and one $25 million subordinated facility. The subordinated facility, which is used with each of the senior facilities, was established on January 12, 2007 and expires on January 12, 2008. One $200 million senior facility provides funding for automobile contracts purchased under the TFC programs while both senior facilities provide funding for automobile contracts purchased under the CPS programs.

The first of the two senior warehouse facilities mentioned above is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding LLC. This facility was established on November 15, 2005, and expires on November 8, 2007, although it is renewable with the mutual agreement of the parties. On November 8, 2006 the facility was increased from $150 million to $200 million and the advance was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. On January 12, 2007 the facility was amended to allow for the issuance of subordinated notes and the maximum advance was increased to 93%. Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum while subordinated notes accrue interest at a rate of one-month LIBOR plus 5.50% per annum. At June 30, 2007, $40.4 million in senior and subordinated notes were outstanding.

The second of the two senior warehouse facilities is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs. It was increased again to $200 million on August 31, 2005. Up to 93.0% of the principal balance of automobile contracts may be advanced to us in senior and subordinated notes, subject to collateral tests and certain other conditions and covenants. Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum while subordinated notes accrue interest at a rate of one-month LIBOR plus 5.50% per annum. This facility expires on September 30, 2007, although it is renewable with the mutual agreement of the parties. At June 30, 2007, $39.3 million in senior and subordinated notes were outstanding.

The balance under these warehouse facilities generally will increase as we purchase additional automobile contracts, until we effect a securitization utilizing automobile contracts pledged to the warehouse facilities. Proceeds from the securitization are then used to pay down the outstanding balance of the warehouse facilities.

For the portfolio owned by consolidated subsidiaries, cash released from Trusts and their related spread accounts to us for the six-month period ended June 30, 2007 and 2006, was $2.7 million and $7.6 million, respectively. Changes in the amount of credit enhancement required for term securitization transactions and releases from Trusts and their related spread account are affected by the relative size, seasoning and performance of the various pools of automobile contracts securitized that make up our managed portfolio to which the respective spread account is related. Furthermore, the trend in our recent securitizations has been towards credit enhancements that require a lower proportion of spread account cash and a greater proportion of over-collateralization. This trend has led to significantly lower levels of restricted cash and releases from trusts relative to the size of our managed portfolio.

The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund the spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the advance rate on the warehouse facilities, the required level of initial credit enhancement in securitizations, and the extent to which the previously established Trusts and their related spread account either release cash to us or capture cash from collections on securitized automobile contracts. We are limited in our ability to purchase automobile contracts by our available cash and the capacity of our warehouse facilities. As of June 30, 2007, we had unrestricted cash on hand of $13.4 million and available capacity from our warehouse credit facilities of $320.3 million, subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Our plans to manage our liquidity include the completion of additional term securitizations that may result in additional unrestricted cash through repayment of the warehouse facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete term securitizations on favorable economic terms or that we will be able to complete term securitizations at all. If we are unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of June 30, 2007, we were in compliance with all such financial covenants.

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

In our annual report on Form 10-K we identified as one of our capital requirements our obligation to repay $25.0 million of outstanding senior secured debt by its maturity date of May 31, 2007. As of June 30, 2007, $15 million was outstanding under this obligation after having been partially repaid and amended with respect to the maturity date during the quarter ended June 30, 2007. In July 2007, we opened a combination term and revolving residual credit facility, and used a portion of our initial draw under that facility to repay our remaining outstanding senior secured indebtedness.

Under this facility, we have used and intend to use eligible residual interests in securitizations as collateral for floating rate borrowings. The amount that may be borrowed is computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million that may be borrowed represented by (i) a $60 million Class A-1 Variable Funding Note (the "Revolving Note"), and (ii) a $60 million Class A-2 Term Note (the "Term Note"). The facility's revolving feature is to expire by its terms in July 2008. The Term Note has been fully drawn and is due in July 2009.

Our indebtedness under the new facility carries interest rates higher than the weighted average interest rates of the debt it replaces. Accordingly, we anticipate that our interest expense over the next one to two years will increase, over and above the increase that would be expected as a result of increases in the amount of securitization trust debt outstanding.


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

For Contracts purchased and securitized in pools which are structured as secured financings for financial accounting purposes, dealer acquisition fees and deferred originations costs are reduced against the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the estimated life of the Contract using the interest method.

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

For the six months ended June 30, 2007, we recorded $488,000 in stock-based compensation costs, resulting from grants of options during the period and vesting of previously granted options. As of June 30, 2007, there were $3.5 million in unrecognized stock-based compensation costs to be recognized over future periods.

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


FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements," including, without limitation, the statements or implications to the effect that prepayments as a percentage of original balances will approximate 32.0% cumulatively over the lives of the related automobile contracts, and that net credit losses as a percentage of original balances will approximate 11.5% cumulatively over the lives of the related automobile contracts. Other forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of automobile contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under automobile contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of automobile contracts, which would affect our ability to purchase automobile contracts, the terms on which we are able to finance such purchases, the willingness of Dealers to sell automobile contracts to us on the terms that we offer, and the terms on which we are able to complete term securitizations once automobile contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that we pay on Notes issued in our securitizations). The statements concerning our structuring future securitization transactions as secured financings and the effects of such structures on financial items and on our future profitability also are forward-looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase and sell automobile contracts, any changes in that rate, the credit performance of such automobile contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.


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

Our annual report on Form 10-K disclosed that a hearing to consider a proposed settlement of an adversary action arising out of the bankruptcy of Stanwich Financial Services Corp. would be held in March 2007 in the federal bankruptcy court sitting in Connecticut. That hearing was later postponed to May, and has been held. The court has taken the matter under submission. There can be no assurance as to the outcome.

Our annual report on Form 10-K also disclosed that the COLEMAN matter, a purported class action arising out of alleged irregularities in the notices we gave following repossessions of vehicles, was pending before the federal bankruptcy court in Alabama. That court has since dismissed with prejudice the claims of the plaintiff Coleman.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, we purchased a total of 183,221 shares of our common stock, as described in the following table:


ISSUER PURCHASES OF EQUITY SECURITIES

                                            Total Number of      Approximate Dollar
                   Total                  Shares Purchased as   Value of Shares that
                Number of     Average     Part of Publicly     May Yet be Purchased
                  Shares     Price Paid   Announced Plans or     Under the Plans or
 Period(1)      Purchased    per Share       Programs(2)             Programs
               -----------  ------------  -------------------  ---------------------
April 2007          50,411  $      6.41               50,411   $          4,462,302
May 2007            69,895  $      5.84               69,895   $          4,054,179
June 2007           62,915  $      6.21               62,915   $          3,663,391
               -----------  ------------  -------------------
                   183,221  $      6.65              183,221
               ===========  ============  ===================
____________________


(1) EACH MONTHLY PERIOD IS THE CALENDAR MONTH.
(2) OUR BOARD OF DIRECTORS AUTHORIZED THE PURCHASE OF UP TO AN ADDITIONAL $5 MILLION OF OUR OUTSTANDING SECURITIES IN FEBRUARY 2007

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 26, 2007. At the meeting, each of the seven nominees to the Board of Directors was elected for a one-year term by the shareholders, with votes cast as follows:


             NOMINEE                       VOTES FOR       VOTES WITHHELD
             -------                       ---------       --------------
             Charles E. Bradley, Jr.       15,438,346         571,751
             E. Bruce Fredrikson           15,378,022         632,075
             Brian J. Rayhill              15,377,772         632,325
             William B. Roberts            14,997,336       1,012,761
             John C. Warner                15,450,802         559,295
             Gregory S. Washer             15,451,067         559,030
             Daniel S. Wood                15,151,173         858,924


The shareholders also approved the two other proposals placed before the annual meeting. Those proposals were (i) to ratify the appointment of McGladrey & Pullen LLP as independent auditors of the Company for the fiscal year ending December 31, 2007, and (ii) to approve an amendment to our 2006 Long-Term Equity Incentive Plan that increased by 1,500,000 the number of shares of common stock that may be made the subject of plan awards. Votes on the proposals were cast as follows:

                   Ratification of Selection of  Amendment of our 2006 Long-Term
                       Independent Auditors          Equity Incentive Plan
                   ----------------------------  -------------------------------
For                              15,762,722                         6,155,933
Against                             112,414                         1,200,291
Abstain                             134,960                           306,158
Broker Non-votes                         --                         8,347,715


ITEM 6. EXHIBITS

The Exhibits listed below are filed with this report.

4.14 Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.21 Indenture dated as of April 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-TFC (exhibit 4.20 to Form 8-K filed by the registrant on May 14, 2007)
4.23 Indenture dated as of June 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-B (exhibit 4.21 to Form 8-K filed by the registrant on June 29, 2007)
10.5.1 Amendment dated as of March 30, 2007, to the Third Amended & Restated Sale and Servicing Agreement dated as of February 14, 2007 by and among PFLLC, the registrant and WFBNA (filed herewith)
10.5.2 Amendment dated as of June 29, 2007, to the Third Amended & Restated Sale and Servicing Agreement dated as of February 14, 2007 by and among PFLLC, the registrant and WFBNA (filed herewith)

31.1 Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2 Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32         Section 1350 Certifications.*


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


Date: July 23, 2007

                           /s/   CHARLES E. BRADLEY, JR.
                           -------------------------------------------------
                           Charles E. Bradley, Jr.
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (Principal Executive Officer)

Date: July 23, 2007

                           /s/   JEFFREY P. FRITZ
                           -------------------------------------------------
                           Jeffrey P. Fritz
                           SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial Officer)