Form 10-Q
period 2007-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2007-11-06
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 26, 2007 the registrant had 19,838,732 common shares outstanding.

================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Unaudited Condensed Consolidated Balance Sheets as of
             September 30, 2007 and December 31, 2006...................      3

           Unaudited Condensed Consolidated Statements of Operations
             for the three-month and nine-month periods ended
             September 30, 2007 and 2006 ...............................      4

           Unaudited Condensed Consolidated Statements of Cash
             Flows for the nine-month periods ended September 30,
             2007 and 2006..............................................      5

           Notes to Unaudited Condensed Consolidated Financial
             Statements.................................................      6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................     16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...     28

Item 4.    Controls and Procedures......................................     28

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................     29

Item 1A.   Risk factors.................................................     29

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..     29

Item 6.    Exhibits.....................................................     30

Signatures..............................................................     31


ITEM 1.  FINANCIAL STATEMENTS

                     CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 2007             2006
                                                             -------------    -------------
ASSETS
Cash and cash equivalents                                    $     16,907     $     14,215
Restricted cash and equivalents                                   258,060          193,001

Finance receivables                                             1,997,106        1,480,794
Less: Allowance for finance credit losses                         (99,675)         (79,380)
                                                             -------------    -------------
Finance receivables, net                                        1,897,431        1,401,414

Residual interest in securitizations                                1,551           13,795
Furniture and equipment, net                                        1,211              824
Deferred financing costs, net                                      17,910           12,702
Deferred tax assets, net                                           55,911           54,669
Accrued interest receivable                                        22,406           17,043
Other assets                                                       22,198           20,931
                                                             -------------    -------------
                                                             $  2,293,585     $  1,728,594
                                                             =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                        $     23,027     $     20,888
Warehouse lines of credit                                          79,185           72,950
Income taxes payable                                               12,782           10,297
Residual interest financing                                        60,000           31,378
Securitization trust debt                                       1,984,023        1,442,995
Senior secured debt, related party                                     -            25,000
Subordinated renewable notes                                       22,065           13,574
                                                             -------------    -------------
                                                                2,181,082        1,617,082

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                              -                -
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding                             -                -
Common stock, no par value; authorized
  30,000,000 shares; 19,831,082 and 21,504,688
  shares issued and outstanding at September 30, 2007 and
  December 31, 2006, respectively                                  56,129           64,438
Additional paid in capital, warrants                                  794              794
Retained earnings                                                  57,331           48,031
Accumulated other comprehensive loss                               (1,751)          (1,751)
                                                             -------------    -------------
                                                                  112,503          111,512
                                                             -------------    -------------
                                                             $  2,293,585     $  1,728,594
                                                             =============    =============


      SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                   CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
                                       ---------------------     ---------------------

                                         2007         2006         2007         2006
                                       --------     --------     --------     --------
Revenues:
Interest income                        $ 97,423     $ 70,623     $267,361     $188,189
Servicing fees                              274          633          668        2,436
Other income                              5,058        2,457       17,020        8,344
                                       --------     --------     --------     --------
                                        102,755       73,713      285,049      198,969
                                       --------     --------     --------     --------

EXPENSES:
Employee costs                           11,566        9,273       33,704       28,349
General and administrative                6,335        6,159       18,386       16,948
Interest                                 36,317       23,649       97,954       61,469
Interest, related party                      65        1,426        1,646        3,943
Provision for credit losses              36,300       24,045       98,458       65,322
Marketing                                 4,755        3,617       13,681       10,740
Occupancy                                   949        1,075        2,815        2,920
Depreciation and amortization               128          204          418          596
                                       --------     --------     --------     --------
                                         96,415       69,448      267,062      190,287
                                       --------     --------     --------     --------
Income before income tax expense          6,340        4,265       17,987        8,682
Income tax expense                        2,663            -        7,591            -
                                       --------     --------     --------     --------
Net income                             $  3,677     $  4,265     $ 10,396     $  8,682
                                       ========     ========     ========     ========

Earnings per share:
  Basic                                $   0.18     $   0.20     $   0.49     $   0.40
  Diluted                                  0.16         0.18         0.45         0.36

Number of shares used in computing
earnings per share:
  Basic                                  20,779       21,840       21,279       21,804
  Diluted                                22,438       23,850       23,184       24,139


   SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.




                      CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 -----------------------------
                                                                     2007             2006
                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $    10,396      $     8,682
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Write up on residual asset                                          (4,820)               -
  Amortization of deferred acquisition fees                          (10,662)          (8,632)
  Amortization of discount on Class B Notes                            3,337            1,897
  Depreciation and amortization                                          418              596
  Amortization of deferred financing costs                             6,670            4,385
  Provision for credit losses                                         98,459           65,322
  Stock-based compensation expense                                       786                -
  Interest income on residual assets                                  (2,210)          (3,893)
  Cash received from residual interest in securitizations             19,274           11,266
  Changes in assets and liabilities:
    Restricted cash and equivalents                                  (65,058)         (39,412)
    Accrued interest receivable                                       (5,363)          (3,446)
    Other assets                                                      (1,380)          (5,499)
    Tax assets                                                        (1,242)         (10,858)
    Accounts payable and accrued expenses                              2,138            2,448
    Tax liabilities                                                    1,390                -
                                                                 ------------     ------------
      Net cash provided by (used in) operating activities             52,133           22,856

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of finance receivables held for investment            (1,016,547)        (777,622)
  Proceeds received on finance receivables held for investment       432,732          329,214
  Purchase of furniture and equipment                                   (692)            (261)
                                                                 ------------     ------------
      Net cash used in investing activities                         (584,507)        (448,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of securitization trust debt              1,035,864          786,052
  Proceeds from issuance of subordinated renewable notes              10,927            5,725
  Payments on subordinated renewable notes                            (2,436)            (566)
  Net proceeds from warehouse lines of credit                          6,235           29,466
  Proceeds (repayment) of residual interest financing debt            28,622          (19,503)
  Repayment of securitization trust debt                            (498,174)        (356,252)
  Repayment of senior secured debt                                   (25,000)               -
  Repayment of subordinated debt                                           -          (14,000)
  Payment of financing costs                                         (11,877)          (7,024)
  Repurchase of common stock                                         (10,407)          (2,508)
  Tax benefit from exercise of stock options                             238              634
  Exercise of options and warrants                                     1,074            1,302
                                                                 ------------     ------------
      Net cash provided by financing activities                      535,066          423,326
                                                                 ------------     ------------
Decrease in cash                                                       2,692           (2,487)
Cash at beginning of period                                           14,215           17,789
                                                                 ------------     ------------
Cash at end of period                                            $    16,907      $    15,302
                                                                 ============     ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                     $    87,462      $    57,943
    Income taxes                                                 $     7,205      $    10,110


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

BASIS OF PRESENTATION

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim period presented. All such adjustments are, in our opinion, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full year.

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

OTHER INCOME

Other Income consists primarily of gains recognized on our Residual interest in securitizations, recoveries on previously charged off CPS and MFN contracts, fees paid to us by Dealers for certain direct mail services we provide and, in 2007, $1.7 million in proceeds from the sale of previously charged-off receivables to an independent third party. The gain recognized related to the residual interest was $4.8 million for the nine months ended September 30, 2007. There were no gains recognized for the same period in 2006. The recoveries on the charged-off CPS and MFN contracts were $2.4 million and $3.4 million for the nine months ended September 30, 2007 and 2006, respectively. The direct mail revenues were $3.9 million and $2.9 million for the same period in 2007 and 2006, respectively.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


For the nine months ended September 30, 2007, we recorded stock-based compensation costs in the amount of $786,000. As of September 30, 2007, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.4 million. This amount will be recognized as expense over a weighted-average period of 4.2 years. For the nine months ended September 30, 2006, we recorded no stock-based compensation costs as there were no option awards granted during the nine-month period ended September 30, 2006 and there was no vesting of option awards for options granted prior to January 1, 2006 since all options outstanding as of December 31, 2005 were fully vested at that time.

The following represents stock option activity for the nine months ended September 30, 2007:

                                                                                                WEIGHTED
                                                           NUMBER OF         WEIGHTED           AVERAGE
                                                            SHARES            AVERAGE          REMAINING
                                                        (IN THOUSANDS)    EXERCISE PRICE    CONTRACTUAL TERM
                                                        --------------    --------------    ----------------
Options outstanding at the beginning of period......            5,352     $        4.11           N/A
  Granted...........................................            1,142              5.90           N/A
  Exercised.........................................             (328)             3.25           N/A
  Forefeited........................................              (55)             6.78           N/A
                                                        --------------    --------------    ----------------
Options outstanding at the end of period............            6,111     $        4.47        7.05 years
                                                        ==============    ==============    ================
Options exercisable at the end of period............            4,165     $        3.62        6.02 years
                                                        ==============    ==============    ================

At September 30, 2007, the aggregate intrinsic value of options outstanding and exercisable was $7.4 million and $8.6 million, respectively. The total intrinsic value of options exercised was $973,000 and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively. New shares were issued for all options exercised during the three-month and nine-month periods ended September 30, 2007 and 2006. At our annual meeting of shareholders held on June 26, 2007, the shareholders approved an amendment to our 2006 Long-Term Equity Incentive Plan that increased the number of shares issuable from 1,500,000 to 3,000,000. There were 1.0 million shares available for future stock option grants under existing plans as of September 30, 2007.

We use the Black-Scholes option valuation model to estimate the fair value of each option on the date of grant, using the assumptions noted in the following table. We did not disclose assumptions for the nine months ended September 30, 2006 because there were no options granted in the period. The expected term of options granted is computed as the mid-point between the vesting date and the end of the contractual term. The risk-free rate is based on U.S. Treasury instruments in effect at the time of grant whose terms are consistent with the expected term of our stock options. Expected volatility is based on historical volatility of our stock. The dividend yield is based on historical experience and the lack of any expected future changes.

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     -----------------------
                                                              2007
                                                     -----------------------
Risk-free interest rate................                                4.56%
Expected term, in years................                                 5.9
Expected volatility....................                               46.35%
Dividend yield.........................                                   0%

PURCHASES OF COMPANY STOCK

During the nine-month periods ended September 30, 2007 and 2006, we purchased 2,002,856 and 395,356 shares, respectively, of our common stock, at average prices of $5.20 and $6.34, respectively.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently assessing this Statement to determine whether or not we would elect to measure any financial instruments at their fair value.

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

Under this facility, we have used and intend to use eligible residual interests in securitizations as collateral for floating rate borrowings. The amount that may be borrowed is computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million that may be borrowed, represented by (i) a $60 million Class A-1 Variable Funding Note (the "Revolving Note"), and (ii) a $60 million Class A-2 Term Note (the "Term Note"). The facility's revolving feature is to expire by its terms in July 2008. The $60 million Term Note was drawn in July 2007 and is due in July 2009.

(2)   FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                         2007                  2006
                                                                     -------------         -------------
                                                                                (IN THOUSANDS)
Finance Receivables
  Automobile
    Simple Interest...........................................       $  2,005,486          $  1,474,126
    Pre-compute, net of unearned interest.....................             17,750                29,251
                                                                     -------------         -------------

    Finance Receivables, net of unearned interest.............          2,023,236             1,503,377
    Less: Unearned acquisition fees and originations costs....            (26,130)              (22,583)
                                                                     -------------         -------------
    Finance Receivables.......................................       $  1,997,106          $  1,480,794
                                                                     =============         =============

The following table presents a summary of the activity for the allowance for credit losses for the nine-month periods ended September 30, 2007 and 2006:

                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                         2007                  2006
                                                                     -------------         -------------
                                                                                (IN THOUSANDS)
    Balance at beginning of period............................       $     79,380          $     57,728
    Provision for credit losses on finance receivables........             98,458                65,322
    Charge offs...............................................            (96,220)              (57,738)
    Recoveries................................................             18,057                13,496
                                                                     -------------         -------------
    Balance at end of period..................................       $     99,675          $     78,808
                                                                     =============         =============

(3)   RESIDUAL INTEREST IN SECURITIZATIONS

The residual interest in securitizations represents the discounted sum of expected future cash flows from securitization trusts held by non-consolidated subsidiaries and certain cash flows of receivables from terminated trusts. The following table presents the components of the residual interest in securitizations, which are shown at their discounted amounts:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                         2007                  2006
                                                                     -------------         -------------
                                                                                (IN THOUSANDS)
Cash, commercial paper, United States government securities
and other qualifying investments (Spread Accounts)............       $          -          $      9,987
Receivables from trusts (NIRs) and other cash flows ..........              1,551                   808
Overcollateralization.........................................                  -                 3,000
                                                                     -------------         -------------
Residual interest in securitizations..........................       $      1,551          $     13,795
                                                                     -------------         -------------

The following table presents estimated remaining undiscounted credit losses included in the fair value estimate of the residuals as a percentage of our managed portfolio held by non-consolidated subsidiaries subject to recourse provisions:

                                                                    DECEMBER 31,
                                                                        2006
                                                                    ------------

Undiscounted estimated credit losses............................    $     1,759
Managed portfolio held by non-consolidated subsidiaries.........         34,850
Undiscounted estimated credit losses as percentage of managed
  portfolio held by non-consolidated subsidiaries...............           5.05%

The key economic assumptions used in measuring all residual interests in securitizations as of December 31, 2006 are included in the table below. As of September 30, 2007 we have exercised our call option on all unconsolidated securitization transactions that were outstanding as December 31, 2006. The remaining residual asset relates to an estimate of cash flows from charged off receivables related to our securitizations from 2001 to 2003, for which we have used a discount rate of 25%, which is consistent with previous periods.

                                                                   DECEMBER 31,
                                                                       2006
                                                                  --------------
Prepayment speed (Cumulative)...................................  22.7% - 32.5%
Net credit losses (Cumulative)..................................  11.8% - 15.4%
Expected call date .............................................  September 2007

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       Final       Receivables                     Outstanding     Outstanding         Average
                     Scheduled     Pledged at                     Principal at     Principal at   Interest Rate at
                      Payment     September 30,      Initial      September 30,    December 31,     September 30,
    Series            Date (1)         2007         Principal          2007            2006             2007
--------------      -----------   -------------   -------------   -------------   -------------   ----------------
                                               (DOLLARS IN THOUSANDS)
CPS 2003-C           March 2010   $      7,577    $     87,500    $      7,493    $     14,815               3.57%
CPS 2003-D         October 2010          8,636          75,000           8,350          15,191               3.91%
CPS 2004-A         October 2010         11,948          82,094          12,239          21,608               4.32%
PCR 2004-1                  N/A              -          76,257               -           8,097                  -
CPS 2004-B        February 2011         17,661          96,369          17,780          29,437               4.17%
CPS 2004-C           April 2011         22,107         100,000          22,109          35,480               4.24%
CPS 2004-D        December 2011         30,472         120,000          30,244          47,384               4.44%
CPS 2005-A         October 2011         42,454         137,500          39,718          62,610               5.30%
CPS 2005-B        February 2012         49,450         130,625          45,414          70,933               4.66%
CPS 2005-C           March 2012         83,419         183,300          77,963         117,434               5.08%
CPS 2005-TFC          July 2012         30,603          72,525          29,153          45,444               5.75%
CPS 2005-D            July 2012         71,978         145,000          70,263         100,615               5.66%
CPS 2006-A        November 2012        138,869         245,000         136,882         195,822               5.29%
CPS 2006-B         January 2013        165,504         257,500         161,961         224,478               6.29%
CPS 2006-C            June 2013        180,787         247,500         177,404         236,139               5.64%
CPS 2006-D          August 2013        179,415         220,000         176,042         217,508               5.63%
CPS 2007-A        November 2013        259,432         290,000         253,828             N/A               5.62%
CPS 2007-TFC      December 2013         97,909         113,293          95,950             N/A               5.76%
CPS 2007-B         January 2014        301,488         314,999         298,860             N/A               5.95%
CPS 2007-C (2)         May 2014        228,305         294,750         322,370             N/A               5.97%
                                  -------------   -------------   -------------   -------------
                                  $  1,928,014    $  3,289,212    $  1,984,023    $  1,442,995
                                  =============   =============   =============   ==============

_________________
(1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $182.3 MILLION IN 2007, $584.5 MILLION IN 2008, $449.5 MILLION IN 2009, $337.4 MILLION IN 2010, $254.5 MILLION IN 2011, $150.0
     MILLION IN 2012 AND $25.8 MILLION IN 2013.
(2) RECEIVABLES PLEDGED AT SEPTEMBER 30, 2007 EXCLUDES APPROXIMATELY $96.6 MILLION IN AUTOMOBILE CONTRACTS DELIVERED TO THIS TRUST IN OCTOBER 2007 PURSUANT TO A PRE-FUNDING STRUCTURE.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $1.8 billion, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of September 30, 2007, we were in compliance with all such financial covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to purchase retail installment contracts that the securitization trust has committed to buy, or to be applied to make payments on the securitization trust debt. As of September 30, 2007, restricted cash under the various agreements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


totaled approximately $258.1 million. That figure includes $96.6 million held by our CPS 2007-C securitization trust which was used to purchase additional automobile contracts in October 2007. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on subordinated notes. Deferred financing costs and discounts on subordinated notes related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(5)   INTEREST INCOME

The following table presents the components of interest income:

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                         ---------------------------   ---------------------------
                                             2007           2006           2007           2006
                                         ------------   ------------   ------------   ------------
                                                (IN THOUSANDS)                (IN THOUSANDS)
Interest on Finance Receivables........  $    94,665    $    67,128    $   258,433    $  179,875
Residual interest income...............          524          1,729          2,210         3,893
Other interest income..................        2,234          1,766          6,718         4,421
                                         ------------   ------------   ------------   ------------
Net interest income....................  $    97,423    $    70,623    $   267,361    $   188,189
                                         ============   ============   ============   ============

(6)   EARNINGS PER SHARE

Earnings per share for the nine-month periods ended September 30, 2007 and 2006 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the nine-month periods ended September 30, 2007 and 2006:


                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 ---------------------------   ---------------------------
                                                                     2007           2006           2007           2006
                                                                 ------------   ------------   ------------   ------------
                                                                        (IN THOUSANDS)                (IN THOUSANDS)
Weighted average number of common shares outstanding during
  the period used to compute basic earnings per share..........       20,779         21,840         21,279         21,804

Incremental common shares attributable to exercise of
  outstanding options and warrants.............................        1,659          2,010          1,905          2,335
                                                                 ------------   ------------   ------------   ------------
Weighted average number of common shares used to compute
  diluted earnings per share...................................       22,438         23,850         23,184         24,139
                                                                 ============   ============   ============   ============

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

During the nine months ended September 30, 2007 the Company determined that deferred tax assets totaling approximately $9.4 million, which were subject to a 100% valuation allowance at December 31, 2006, were permanently not available for future utilization. As a result, the deferred tax assets and the related valuation allowance were adjusted with no impact on the net deferred tax assets recorded or to the provision for income taxes.

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

We recognized potential interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, we recognized approximately $230,000 for the payment of interest and penalties at January 1, 2007 which is included as a component of the $9.8 million unrecognized tax benefit noted above. During the nine months ended September 30, 2007, we did not recognize a significant amount in potential interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

(8)   LEGAL PROCEEDINGS

STANWICH LITIGATION. We were for some time a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of our former chairman of the board of directors, is the entity that was obligated to pay the Settlement Payments. Stanwich had defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut. At December 31, 2004, we were a defendant only in a cross-claim brought by one of the other defendants in the case, Bankers Trust Company, which asserted a claim of contractual indemnity against us.

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

We had reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action, performance of which is now in doubt. Under the agreement in principle, CPS was to pay the bankruptcy estate $625,000 and abandon its claims against the estate, while the estate would abandon its adversary action against Mr. Pardee. CPS expected that the agreement would result in (i) limitation of its exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) the stays in Rhode Island being lifted, causing those cases to become active again. Approval of the bankruptcy court was required. Mr. Pardee objected to the settlement, and the bankruptcy court on October 26, 2007 sustained his objection. As of the date of filing this report, we are uncertain as to (i) whether the ruling of the bankruptcy court may be reversed on appeal, (ii) whether we may be able to reach a substantively similar agreement that can be approved, or (iii) whether the estate will proceed with its claims against Mr. Pardee. There can be no assurance as to the ultimate outcome of these matters.

The reader should consider that any adverse judgment against us in these cases for indemnification, in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial position.

OTHER LITIGATION. On June 2, 2004, Delmar Coleman filed a lawsuit in the circuit court of Tuscaloosa, Alabama, which alleged that plaintiff Coleman was harmed by an alleged failure to refer, in the notice given after repossession of her vehicle, to the right to purchase the vehicle by tender of the full amount owed under the retail installment contract. Plaintiff sought damages in an unspecified amount, on behalf of a purported nationwide class. We removed the case to federal bankruptcy court, and filed a motion for summary judgment as part of our adversary proceeding against the plaintiff in the bankruptcy court. The federal bankruptcy court granted the plaintiff's motion to send the matter back to Alabama state court. We appealed the ruling, and the federal district court, in which the appeal was heard, ordered the bankruptcy court to decide whether the plaintiff had standing to pursue her claims, and, if standing were found, to reconsider its remand decision. The bankruptcy court in May 2007 dismissed the lawsuit with prejudice.

In June 2004, Plaintiff Jeremy Henry filed a lawsuit against us in the California Superior Court, San Diego County, alleging improper practices related to the notice given after repossession of a vehicle that he purchased. Plaintiff's motion for a certification of a class has been denied, and that denial has been affirmed by the California Court of Appeal.

In August and September 2006, two plaintiffs represented by the same law firm filed substantially identical lawsuits in the federal district court for the northern district of Illinois, each of which purports to be a class action, and each of which alleged that we improperly accessed consumer credit information. We have settled both of these cases.

In December 2006 an individual resident of Ohio, Agborebot Bate-Eya, filed a purported class counterclaim to a collection lawsuit brought by SeaWest Financial Corp. ("SeaWest") in Ohio state court. The counterclaim alleged that a form notice sent by SeaWest to counterplaintiff in December 2000, and used then and at other times, was not compliant with Ohio law. In August 2007, the counterplaintiff added us as an additional defendant, noting that we in April 2004 had purchased from SeaWest a number of consumer receivables, including that of the counterplaintiff. We have filed a motion to dismiss the counterclaim, and believe that our no more than tenuous connection to the counterplaintiff will protect us from any material liability or expense. There can be no assurance, however, as to the outcome of contested litigation, including this case.

We have recorded a liability as of September 30, 2007 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

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

(9)   EMPLOYEE BENEFITS

We sponsor the MFN Financial Corporation Benefit Plan ("the Plan"). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan's net periodic benefit cost for the nine-month periods ended September 30, 2007 and 2006.

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ---------------------------   ---------------------------
                                                     2007           2006           2007           2006
                                                 ------------   ------------   ------------   ------------
                                                        (IN THOUSANDS)                (IN THOUSANDS)
Components of net periodic cost (benefit)
Service cost...................................  $         -    $         -    $         -    $         -
Interest Cost..................................          223            219            669            657
Expected return on assets......................         (327)          (287)          (982)          (861)
Amortization of transition (asset)/obligation..           (3)            (3)            (8)            (8)
Amortization of net (gain) / loss..............           20             42             59            124
                                                 ------------   ------------   ------------   ------------
  Net periodic cost (benefit)..................  $       (87)   $       (29)   $      (262)   $       (88)
                                                 ------------   ------------   ------------   ------------

We made contributions to the Plan in the amount of $200,000 for the nine-months ended September 30, 2007. We previously disclosed in our Financial Statements for the year ended December 31, 2006 that we did not anticipate making any contributions to the plan during 2007. We presently anticipate that no additional contributions will be made during the remainder of 2007.

(10)  COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ---------------------------   ---------------------------
                                                     2007           2006           2007           2006
                                                 ------------   ------------   ------------   ------------
                                                        (IN THOUSANDS)                (IN THOUSANDS)
Net income ....................................  $     3,677    $     4,265    $    10,396    $     8,682
Minimum pension liability, net of tax..........            -              -              -              -
                                                 ------------   ------------   ------------   ------------
  Comprehensive income ........................  $     3,677    $     4,265    $    10,396    $     8,682
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

CREDIT RISK RETAINED

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of September 30, 2007 was approximately $2,053.1 million (this amount includes $776,000 of automobile contracts securitized by SeaWest, on which we earn only servicing fees and have no credit risk).

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

Since the third quarter 2003, we have conducted 22 term securitizations. Of these 22, 17 were quarterly securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. We repaid the debt from the March 2004 transaction in August 2006 and we repaid the debt from the November 2005 transaction in May 2007. In September 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. In December 2005 and again in May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations. All such securitizations since the third quarter of 2003 have been structured as secured financings.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES. During the three months ended September 30, 2007, revenues were $102.8 million, an increase of $29.0 million, or 39.4%, from the prior year period revenue of $73.7 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended September 30, 2007 increased $26.8 million, or 37.9%, to $97.4 million from $70.6 million in the prior year period. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $274,000 in the three months ended September 30, 2007 decreased $359,000, or 56.7%, from $633,000 in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the decline in our managed portfolio held by non-consolidated subsidiaries, and also by the decline in the Seawest Third Party Portfolio. We expect to continue to structure future securitizations as secured financings. As a result, our managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately. As of September 30, 2007 and 2006, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                                   SEPTEMBER 30, 2007            SEPTEMBER 30, 2006
                                               --------------------------    --------------------------
                                                  AMOUNT           %            AMOUNT           %
                                               ------------  ------------    ------------  ------------
Total Managed Portfolio                                            ($ IN MILLIONS)
Owned by Consolidated Subsidiaries...........  $    2,052.4        100.0%    $    1,424.2         96.2%
Owned by Non-Consolidated Subsidiaries.......             -          0.0%            50.6          3.4%
SeaWest Third Party Portfolio................           0.7          0.0%             5.9          0.4%
                                               ------------  ------------    ------------  ------------
Total........................................  $    2,053.1        100.0%    $    1,480.7        100.0%
                                               ============  ============    ============  ============

At September 30, 2007, we were generating income and fees on a managed portfolio with an outstanding principal balance of $2,053.1 million (this amount includes $776,000 of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,480.7 million as of September 30, 2006. As the portfolios of automobile contracts acquired in the MFN, TFC and SeaWest transactions decrease, the portfolio of automobile contracts that we have purchased directly from automobile dealers continues to expand. At September 30, 2007 and 2006, the managed portfolio composition was as follows:

                                                   SEPTEMBER 30, 2007            SEPTEMBER 30, 2006
                                               --------------------------    --------------------------
                                                  AMOUNT           %            AMOUNT           %
                                               ------------  ------------    ------------  ------------
Originating Entity                                                 ($ IN MILLIONS)
CPS.........................................   $    1,987.7         96.8%    $    1,406.7         95.0%
TFC.........................................           63.1          3.1%            61.4          4.1%
MFN.........................................            0.2          0.0%             0.4          0.0%
SeaWest.....................................            1.4          0.1%             6.3          0.4%
SeaWest Third Party Portfolio...............            0.7          0.0%             5.9          0.4%
                                               ------------  ------------    ------------  ------------
Total.......................................   $    2,053.1        100.0%    $    1,480.7        100.0%
                                               ============  ============    ============  ============

Other income increased $2.6 million, or 105.9%, to $5.1 million in the three-month period ended September 30, 2007 from $2.5 million during the same period a year earlier. Other income includes $1.2 million resulting from an increase in the carrying value of our residual interest in securitizations. The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated. Other income was also impacted by decreases in recoveries on MFN and certain other automobile contracts compared to the same period of the prior year, increases in convenience fees charged to obligors for certain transaction types, recoveries on certain SeaWest receivables and increased revenue on our direct mail services. Direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria.

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

Total operating expenses were $96.4 million for the three months ended September 30, 2007, compared to $69.5 million for the same period a year earlier, an increase of $26.9 million, or 38.8%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $12.3 million and $11.3 million, or 51.0% and 45.1%, respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates. During the three-month period ended September 30, 2007, we purchased 22,012 automobile contracts aggregating $340.2 million, compared to 16,541 automobile contracts aggregating $254.4 million in the same period of the prior year. At September 30, 2007, we were earning interest and providing for credit losses on a portfolio with an outstanding principal balance of $2,052.4 million compared to a portfolio with an outstanding principal balance of $1,424.2 million as of September 30, 2006. We have increased contract purchases through our continued efforts of adding marketing representatives, expanding into new geographic territories and increasing penetration of existing dealers through an emphasis on service.

Employee costs for the three months ended September 30, 2007 increased by $2.3 million, or 24.7%, to $11.6 million from the prior year period of $9.3 million. The increase in employee costs is the result of additions to our staff, generally throughout all areas of the Company, to accommodate greater volumes of contract purchases and the resulting higher balance of our managed portfolio. As of September 30, 2007 we had 938 employees compared to 705 employees at September 30, 2006. In the 2007 period, employee costs represented 12.0% of total operating expenses compared to 13.4% of total operating expenses in the prior year period. The decrease in employee costs as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased by $176,000, or 2.9%, to $6.3 million and represented 6.6% of total operating expenses in the three-month period ending September 30, 2007, as compared to $6.2 million in the prior year period when general and administrative expenses represented 8.9% of total operating expenses. The increase is attributable to the increase in volume of our finance receivable purchases and the corresponding increase in our managed portfolio. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the three-month period ended September 30, 2007 increased $11.3 million, or 45.1%, to $36.4 million, compared to $25.0 million in the same period of the previous year. The increase is primarily the result of increases in the amount of securitization trust debt on our balance sheet, increased use of our warehouse lending facilities to accommodate increases in the volume of our finance receivables purchases and a gradual increase in market rates. Interest expense on securitization debt and warehouse facilities increased by $9.2 million and $1.2 million, respectively in the three-month period ended September 30, 2007 compared to the prior year period. We also experienced a decrease of $15,000 in interest on subordinated debt and an increase of $909,000 on residual interest expense from the 2006 to the 2007 period.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and increased by $1.1 million, or 31.5%, to $4.8 million, compared to $3.6 million in the same period of the previous year, and represented 4.9% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the three months ended September 30, 2007 as compared to the prior year period.

Occupancy expenses decreased slightly to $949,000 from $1.1 million the previous year and represented 1.1% of total operating expenses.

Depreciation and amortization expenses decreased by $76,000, or 37.1%, to $128,000 from $204,000 in the same period of the previous year.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES. During the nine months ended September 30, 2007, revenues were $285.0 million, an increase of $86.1 million, or 43.3%, from the prior year period revenue of $198.9 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the nine months ended September 30, 2007 increased $79.2 million, or 42.1%, to $267.4 million from $188.2 million in the prior year period. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $669,000 in the nine months ended September 30, 2007 decreased $1.8 million, or 72.5%, from $2.4 million in the same period a year earlier. The decrease in servicing fees is the result of the change in securitization structure and the decline in our managed portfolio held by non-consolidated subsidiaries, and also by the decline in the Seawest Third Party Portfolio. As a result of our plans to structure future securitizations as secured financings, our managed portfolio held by non-consolidated subsidiaries will continue to decline in future periods, and servicing fee revenue is anticipated to decline proportionately.

At September 30, 2007, we were generating income and fees on a managed portfolio with an outstanding principal balance of $2,053.1 million (this amount includes $776,000 of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,480.7 million as of September 30, 2006. As the portfolios of automobile contracts acquired in the MFN, TFC and SeaWest transactions decrease, the portfolio of automobile contracts that we purchased directly from automobile dealers continues to expand.

Other income increased $8.7 million, or 104.0%, to $17.0 million in the nine-month period ended September 30, 2007 from $8.3 million during the same period a year earlier. Other income includes $4.8 million resulting from an increase in the carrying value of our residual interest in securitizations. The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated. Other income also includes $1.7 million from the sale of certain charged off receivables. The charged off receivables were predominately from the acquisitions of MFN, TFC and SeaWest, but also included some receivables that we had previously repurchased from securitizations sponsored by non-consolidated subsidiaries. Other income was also impacted by decreases in recoveries on MFN and certain other automobile contracts compared to the same period of the prior year, increases in convenience fees charged to obligors for certain transaction types, recoveries on certain SeaWest receivables and increased revenue on our direct mail services. Direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria.

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

Total operating expenses were $267.1 million for the nine months ended September 30, 2007, compared to $190.3 million for the same period a year earlier, an increase of $76.8 million, or 40.3%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $33.1 million and $34.2 million, or 50.7% and 52.3%, respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates. During the nine-month period ended September 30, 2007, we purchased 65,909 automobile contracts aggregating $1,016.5 million, compared to 50,893 automobile contracts aggregating $777.7 million in the same period of the prior year. At September 30, 2007, we were earning interest and providing for credit losses on a portfolio with an outstanding principal balance of $2,052.4 million compared to a portfolio with an outstanding principal balance of $1,424.2 million as of September 30, 2006. We have increased contract purchases through our continued efforts of adding marketing representatives, expanding into new geographic territories and increasing penetration of existing dealers through an emphasis on service.

Employee costs for the nine months ended September 30, 2007 increased by $5.4 million, or 18.9%, to $33.7 million from the prior year period of $28.3 million. The increase in employee costs is the result of additions to our staff, generally throughout all areas of the Company, to accommodate greater volumes of contract purchases and the resulting higher balance of our managed portfolio. As of September 30, 2007 we had 938 employees compared to 705 employees at September 30, 2006. In the 2007 period, employee costs represented 12.6% of total operating expenses compared to 14.9% of total operating expenses in the prior year period. The decrease in employee costs as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense.

General and administrative expenses increased by $1.4 million, or 8.5%, to $18.4 million and represented 6.9% of total operating expenses in the nine-month period ending September 30, 2007, as compared to $16.9 million in the prior year period when general and administrative expenses represented 8.9% of total operating expenses. The increase is attributable to the increase volume of our finance receivable purchases and the corresponding increase in our managed portfolio. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

Interest expense for the nine-month period ended September 30, 2007 increased $34.2 million, or 52.3%, to $99.6 million, compared to $65.4 million in the same period of the previous year. The increase is primarily the result of increases in the amount of securitization trust debt on our balance sheet, increased use of our warehouse lending facilities to accommodate increases in the volume of our finance receivables purchases and a gradual increase in market rates. Interest expense on securitization debt and warehouse facilities increased by $29.9 million and $4.3 million, respectively in the nine-month period ended September 30, 2007 compared to the prior year period. We also experienced an increase of $206,000 in interest on subordinated debt and a decrease of $199,000 on residual interest expense from the 2006 to the 2007 period.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and increased by $2.9 million, or 27.4%, to $13.6 million, compared to $10.7 million in the same period of the previous year, and represented 5.1% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the nine months ended September 30, 2007 as compared to the prior year period.

Occupancy expenses were $2.8 million for the nine months ended September 30, 2007, representing 1.1% of total operating expenses and were $105,000 less than the prior year period.

Depreciation and amortization expenses decreased by $178,000, or 29.8%, to $418,000 from $596,000 in the same period of the previous year.

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


                           DELINQUENCY EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED

                                                         SEPTEMBER 30, 2007         SEPTEMBER 30, 2006         DECEMBER 31, 2006
                                                     -------------------------  -------------------------  -------------------------
                                                      NUMBER OF                  NUMBER OF                  NUMBER OF
                                                      CONTRACTS      AMOUNT      CONTRACTS      AMOUNT      CONTRACTS      AMOUNT
                                                     -----------  ------------  -----------  ------------  -----------  ------------
                                                                                  (DOLLARS IN THOUSANDS)
DELINQUENCY EXPERIENCE
Gross servicing portfolio (1).....................      161,984   $ 2,055,962      120,328   $ 1,482,375      126,574   $ 1,568,329
Period of delinquency (2)
   31-60 days.....................................        4,358        50,691        2,842        31,193        3,275        37,328
   61-90 days.....................................        2,205        25,691        1,281        13,857        1,367        14,903
   91+ days.......................................        1,678        18,469        1,021         9,112        1,035        10,301
                                                     -----------  ------------  -----------  ------------  -----------  ------------
Total delinquencies (2)...........................        8,241        94,851        5,144        54,162        5,677        62,532
Amount in repossession (3)........................        2,569        29,748        1,770        19,499        2,148        24,135
                                                     -----------  ------------  -----------  ------------  -----------  ------------
Total delinquencies and amount in
  repossession (2)................................       10,810   $   124,599        6,914   $    73,661        7,825   $    86,667
                                                     ===========  ============  ===========  ============  ===========  ============

Delinquencies as a percentage of gross
  servicing portfolio.............................          5.1%          4.6%         4.3%          3.7%         4.5%          4.0%

Total delinquencies and amount in repossession
  as a percentage of gross servicing portfolio....          6.7%          6.1%         5.7%          5.0%         6.2%          5.5%

____________________________________
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE AMOUNT REMAINING TO BE REPAID ON EACH AUTOMOBILE CONTRACT, INCLUDING, FOR PRE-COMPUTED AUTOMOBILE CONTRACTS, ANY UNEARNED INTEREST. THE INFORMATION IN THE TABLE REPRESENTS THE GROSS PRINCIPAL AMOUNT OF ALL AUTOMOBILE CONTRACTS PURCHASED BY US, INCLUDING AUTOMOBILE CONTRACTS SUBSEQUENTLY SOLD BY US IN SECURITIZATION TRANSACTIONS THAT WE CONTINUE TO SERVICE. THE TABLE DOES NOT INCLUDE AUTOMOBILE CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO.
(2) WE CONSIDER AN AUTOMOBILE CONTRACT DELINQUENT WHEN AN OBLIGOR FAILS TO MAKE AT LEAST 90% OF A CONTRACTUALLY DUE PAYMENT BY THE FOLLOWING DUE DATE, WHICH DATE MAY HAVE BEEN EXTENDED WITHIN LIMITS SPECIFIED IN THE SERVICING AGREEMENTS. THE PERIOD OF DELINQUENCY IS BASED ON THE NUMBER OF DAYS PAYMENTS ARE CONTRACTUALLY PAST DUE. AUTOMOBILE CONTRACTS LESS THAN 31 DAYS DELINQUENT ARE NOT INCLUDED.
(3) AMOUNT IN REPOSSESSION REPRESENTS FINANCED VEHICLES THAT HAVE BEEN REPOSSESSED BUT NOT YET LIQUIDATED.

                          NET CHARGE-OFF EXPERIENCE (1)
                       CPS, MFN, TFC AND SEAWEST COMBINED

                                                       SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                                                           2007            2006            2006
                                                      --------------  --------------  --------------
                                                                  (DOLLARS IN THOUSANDS)
Average servicing portfolio outstanding..........     $   1,837,634   $   1,312,348   $   1,367,935
Annualized net charge-offs as a percentage of
  average servicing portfolio (2)................               5.0%            4.0%            4.5%

_________________________
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH AUTOMOBILE CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED AUTOMOBILE CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL AUTOMOBILE CONTRACTS SERVICED BY US (EXCLUDING AUTOMOBILE CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO). (2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF, INCLUDING SOME RECOVERIES WHICH HAVE BEEN CLASSIFIED AS OTHER INCOME IN THE ACCOMPANYING INTERIM FINANCIAL STATEMENTS. SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006 PERCENTAGE REPRESENTS NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006 ANNUALIZED. DECEMBER 31, 2006 REPRESENTS 12 MONTHS ENDED DECEMBER 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires substantial cash to support our purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from operating activities, including proceeds from sales of automobile contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, and releases of cash from securitized pools of automobile contracts in which we have retained a residual ownership interest and from the spread account associated with such pools. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread account and initial overcollateralization, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related spread account), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to acquire, sell, and borrow against automobile contracts.

Net cash provided by operating activities for the nine-month period ended September 30, 2007 was $52.2 million compared to net cash provided by operating activities for the nine-month period ended September 30, 2006 of 22.9 million. Cash provided by operating activities is affected by our increased net earnings before the significant increase in the provision for credit losses. This impact is somewhat negated by the increase in restricted cash as a result of our pre-funding structure used in the securitization of our finance receivables. The pre-funding structure allows us to issue securitization trust debt approximately one month prior to purchasing finance receivables that collateralize the debt. In those cases, certain of the proceeds of the securitization debt are held as restricted cash until such time as the additional collateral is delivered to the related trust.

Net cash used in investing activities for the nine-month period ended September 30, 2007 and 2006 was $584.5 million and $448.7 million, respectively. Cash used in investing activities has primarily related to purchases of automobile contracts less principal amortization on our consolidated portfolio of automobile contracts.

Net cash provided by financing activities for the nine months ended September 30, 2007 and 2006, was $535.0 million and $423.3 million, respectively. Cash provided by financing activities is generally related to the issuance of new securitization trust debt. We issued $1,035.5 million and $786.1 million of such debt in the nine-month periods ended September 30, 2007 and 2006, respectively. Cash used in financing activities also includes the repayment of securitization trust debt of $498.2 million and $356.3 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee that may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of September 30, 2007, we had $425 million in warehouse credit capacity, in the form of two $200 million senior facilities and one $25 million subordinated facility. The subordinated facility, which is used with each of the senior facilities, was established on January 12, 2007 and expires on January 12, 2008. One $200 million senior facility provides funding for automobile contracts purchased under the TFC programs while both senior facilities provide funding for automobile contracts purchased under the CPS programs.

The first of the two senior warehouse facilities mentioned above is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding LLC. This facility was established on November 15, 2005, and expires on November 8, 2007, although it is renewable with the mutual agreement of the parties. On November 8, 2006 the facility was increased from $150 million to $200 million and the advance was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. On January 12, 2007 the facility was amended to allow for the issuance of subordinated notes and the maximum advance was increased to 93%. Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum while subordinated notes accrue interest at a rate of one-month LIBOR plus 5.50% per annum. At September 30, 2007, $59.3 million in senior and subordinated notes were outstanding.

The second of the two senior warehouse facilities is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC. This facility was entered into on September 30, 2004. On September 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs. It was increased again to $200 million on August 31, 2005. Up to 93.0% of the principal balance of automobile contracts may be advanced to us in senior and subordinated notes, subject to collateral tests and certain other conditions and covenants. Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum while subordinated notes accrue interest at a rate of one-month LIBOR plus 5.50% per annum. This facility was renewed as of September 30, 2007, and now expires on September 30, 2008. At September 30, 2007, $19.8 million in senior and subordinated notes were outstanding.

The balance under these warehouse facilities generally will increase as we purchase additional automobile contracts, until we effect a securitization utilizing automobile contracts pledged to the warehouse facilities. Proceeds from the securitization are then used to pay down the outstanding balance of the warehouse facilities.

For the portfolio owned by consolidated subsidiaries, cash released from Trusts and their related spread accounts to us for the nine-month period ended September 30, 2007 and 2006, was $2.7 million and $11.1 million, respectively. Changes in the amount of credit enhancement required for term securitization transactions and releases from Trusts and their related spread account are affected by the relative size, seasoning and performance of the various pools of automobile contracts securitized that make up our managed portfolio to which the respective spread account is related. Furthermore, the trend in our recent securitizations has been towards credit enhancements that require a lower proportion of spread account cash and a greater proportion of over-collateralization. This trend has led to significantly lower levels of restricted cash and releases from trusts relative to the size of our managed portfolio.

The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund the spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the advance rate on the warehouse facilities, the required level of initial credit enhancement in securitizations, and the extent to which the previously established Trusts and their related spread account either release cash to us or capture cash from collections on securitized automobile contracts. We are limited in our ability to purchase automobile contracts by our available cash and the capacity of our warehouse facilities. As of September 30, 2007, we had unrestricted cash on hand of $16.9 million and available capacity from our warehouse credit facilities of $320.9 million, subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Our plans to manage our liquidity include the completion of additional term securitizations that may result in additional unrestricted cash through repayment of the warehouse facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete term securitizations on favorable economic terms or that we will be able to complete term securitizations at all. If we are unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of September 30, 2007, we were in compliance with all such financial covenants.

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

In our annual report on Form 10-K we identified as one of our capital requirements our obligation to repay $25.0 million of outstanding senior secured debt by its maturity date of May 31, 2007. In July 2007, we opened a combination term and revolving residual credit facility, and used a portion of our initial draw under that facility to repay our remaining outstanding debt under this obligation, after having been partially repaid and amended with respect to the maturity date during the preceding quarter.

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

(C)   INCOME TAXES

We and our subsidiaries file consolidated federal income and combined state franchise tax returns. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future period is not more than likely. In determining the possible realization of deferred tax assets, future taxable income from the following sources are considered: (a) the reversal of taxable temporary differences; (b) future operations exclusive of reversing temporary differences; and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into a period in which net operating losses might otherwise expire.

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

For the nine months ended September 30, 2007, we recorded $785,000 in stock-based compensation costs, resulting from grants of options during the period and vesting of previously granted options. As of September 30, 2007, there were $4.4 million in unrecognized stock-based compensation costs to be recognized over future periods.

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

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements." Forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. Our provision for credit losses is a forward-looking statement, as it is dependent on our estimates as to future chargeoffs and recovery rates. Factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of automobile contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under automobile contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of automobile contracts, which would affect our ability to purchase automobile contracts, the terms on which we are able to finance such purchases, the willingness of Dealers to sell automobile contracts to us on the terms that we offer, and the terms on which we are able to complete term securitizations once automobile contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel and interest rates (which affect the rates that we pay on Notes issued in our securitizations). The statements concerning our structuring future securitization transactions as secured financings and the effects of such structures on financial items and on our future profitability also are forward-looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase and sell automobile contracts, any changes in that rate, the credit performance of such automobile contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.

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

Our annual report on Form 10-K disclosed that a hearing to consider a proposed settlement of an adversary action arising out of the bankruptcy of Stanwich Financial Services Corp. would be held in March 2007 in the federal bankruptcy court sitting in Connecticut. The court in October 2007 rejected the settlement. As of the date of filing this report, we are uncertain as to (i) whether the ruling of the bankruptcy court may be reversed on appeal, (ii) whether we may be able to reach a similar agreement that can be approved, or (iii) whether the estate will proceed with its adversary action. There can be no assurance as to the outcome.

Our annual report on Form 10-K also disclosed that the COLEMAN matter, a purported class action arising out of alleged irregularities in the notices we gave following repossessions of vehicles, was pending before the federal bankruptcy court in Alabama. That court has since dismissed with prejudice the claims of the plaintiff Coleman.

Our annual report on Form 10-K also disclosed that in the HENRY matter, a purported class action arising out of alleged irregularities in the notices given following repossessions of vehicles, the plaintiff's appeal of the trial court's denial of a class certification motion was pending before the Court of Appeal of California. That court has since affirmed the denial of class certification. The case continues in the trial court, on an individual basis and not a class basis.

In December 2006 an individual resident of Ohio, Agborebot Bate-Eya, filed a purported class counterclaim to a collection lawsuit brought by SeaWest Financial Corp. ("SeaWest") in Ohio state court. The counterclaim alleged that a form notice sent by SeaWest to counterplaintiff in December 2000, and used then and at other times, was not compliant with Ohio law. In August 2007, the counterplaintiff added us as an additional defendant, noting that we in April 2004 had purchased from SeaWest a number of consumer receivables, including that of the counterplaintiff. We have filed a motion to dismiss the counterclaim, and believe that our no more than tenuous connection to the counterplaintiff will protect us from any material liability or expense. There can be no assurance, however, as to the outcome of contested litigation, including this case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, we purchased a total of 1,755,251 shares of our common stock, as described in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES


                                                         TOTAL NUMBER OF       APPROXIMATE DOLLAR
                            TOTAL                      SHARES PURCHASED AS    VALUE OF SHARES THAT
                          NUMBER OF       AVERAGE       PART OF PUBLICLY      MAY YET BE PURCHASED
                            SHARES       PRICE PAID    ANNOUNCED PLANS OR      UNDER THE PLANS OR
      PERIOD (1)          PURCHASED      PER SHARE         PROGRAMS(2)              PROGRAMS
                        -------------  -------------  ---------------------  ----------------------
July 2007                     65,261   $       5.96                 65,261   $           3,274,687
August 2007 (3)            1,689,790           5.01                189,790               2,306,121
September 2007                   200           5.87                    200               2,304,947
                        -------------  -------------  ---------------------
                           1,755,251   $       5.05                255,251
                        =============  =============  =====================

____________________
(1) EACH MONTHLY PERIOD IS THE CALENDAR MONTH.
(2) OUR BOARD OF DIRECTORS IN FEBRUARY 2007 AUTHORIZED THE PURCHASE OF UP TO AN ADDITIONAL $5 MILLION OF OUR OUTSTANDING SECURITIES.
(3) INCLUDES THE PURCHASE OF 1,500,000 SHARES OF OUR COMMON STOCK FROM LEVINE LEICHTMAN CAPITAL PARTNERS II, L.P. AT A PRICE OF $5.00 PER SHARE, OUSTIDE OF AND IN ADDITION TO OUR ONGOING REPURCHASE PROGRAMS.


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

4.25 Indenture dated as of September 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-C (exhibit 4.25 to Form 8-K/A filed by the registrant on November 2, 2007)

4.26 Sale and Servicing Agreement dated as of September 1, 2007, re CPS Auto Receivables Trust 2007-C (exhibit 4.26 to Form 8-K/A filed by the registrant on November 2, 2007)

10.5.3 Amendment dated as of September 30, 2007, to the Third Amended & Restated Sale and Servicing Agreement dated as of February 14, 2007 by and among PFLLC, the registrant and WFBNA (filed herewith)

31.1 Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.

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


                                       CONSUMER PORTFOLIO SERVICES, INC.
                                       (Registrant)


Date: November 5, 2007                 By: /s/ CHARLES E. BRADLEY, JR.
                                           ------------------------------------
                                           Charles E. Bradley, Jr.
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (Principal Executive Officer)


Date: November 5, 2007                 By: /s/ JEFFREY P. FRITZ
                                           ------------------------------------
                                           Jeffrey P. Fritz
                                           SENIOR VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER
                                           (Principal Financial Officer)