Form 10-K
period 2007-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2008-03-17
CIK 889609

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the 15,353,414 shares of the registrant's common stock held by non-affiliates as of the date of filing this report, based upon the closing price of the registrant's common stock of $6.25 per share reported by Nasdaq as of June 30, 2007, was $95,958,838. For purposes of this computation, a registrant sponsored pension plan and all directors, executive officers, and beneficial owners of 10 percent or more of the registrant's common stock are deemed to be affiliates. Such determination is not an admission that such plan, directors, executive officers, and beneficial owners are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 6, 2008, was 19,160,149.

                       DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant's 2008 annual shareholders meeting is incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      We are a specialty finance company engaged in purchasing and servicing retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories, low incomes or past credit problems, who we refer to as sub-prime customers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in three merger and acquisition transactions described below,
(ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) originated ourselves an immaterial amount of vehicle purchase money loans by lending money directly to consumers. In this report, we refer to all of such contracts and loans as "automobile contracts."

      We are headquartered in Irvine, California, where most operational and administrative functions are centralized. All credit and underwriting functions are performed either in our California headquarters or our Florida branch, and we service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

      We direct our marketing efforts primarily to dealers, rather than to consumers. We establish relationships with dealers through our employee marketing representatives who contact a prospective dealer to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. The marketing representatives are obligated to represent our financing program exclusively. Our marketing representatives present the dealer with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2007, we had 134 marketing representatives and we were a party to dealer agreements with over 10,255 dealers in 46 states. Approximately 85% of these dealers are franchised new car dealers that sell both new and used cars and the remainder are independent used car dealers. For the year ended December 31, 2007, approximately 84% of the automobile contracts purchased under our programs consisted of financing for used cars and 16% consisted of financing for new cars, as compared to 87% financing for used cars and 13% for new cars in the year ended December 31, 2006.

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

      We were incorporated and began our operations in March 1991. From inception through December 31, 2007, we have purchased a total of approximately $8.4 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $605.0 million of automobile contracts in our 2002, 2003 and 2004 acquisitions, as described below. Our total managed portfolio, net of unearned interest on pre-computed automobile contracts, grew to approximately $2,126.2 million at December 31, 2007 from $1,565.9 million at December 31, 2006, $1,122.0 million as of December 31, 2005 and $906.9 million as of December 31, 2004.

HISTORICAL ACQUISITIONS

      In March 2002, we acquired MFN Financial Corporation and its subsidiaries, or MFN, in a merger, which we refer to as the MFN merger. In May 2003, we acquired TFC Enterprises, Inc. and its subsidiaries, or TFC, in a second merger, which we refer to as the TFC merger. We acquired $381.8 million of automobile contracts in the MFN merger, and $152.1 million in the TFC merger. MFN and TFC were engaged in businesses similar to that of ours. MFN ceased acquiring automobile contracts in March 2002, while TFC continues to acquire automobile contracts under its TFC programs. Automobile contracts purchased by TFC during the year ended December 31, 2007 accounted for less than 3% of our total purchases during the year. In April 2004, we acquired $74.9 million in automobile contracts from SeaWest Financial Corporation and its subsidiaries. In addition, we were named servicer of approximately $111.8 million of automobile contracts that SeaWest had previously securitized, and which we do not own. We sometimes refer to those non-owned contracts as the SeaWest third-party portfolio. As of December 31, 2007, the remaining outstanding principal balance of automobile contracts acquired in the MFN and TFC mergers, and from SeaWest Financial Corporation was $958,000, while the remaining outstanding principal balance of the SeaWest third-party portfolio was $422,000.

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

ORIGINATIONS

      When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer's decision to choose a financing source is based primarily on: (i) the monthly payment made available to the dealer's customer; (ii) the purchase price offered to the dealer for the contract; (iii) timeliness, consistency and predictability of response; (iv) funding turnaround time; and (v) any conditions to purchase. Dealers can send credit applications to us by entering the necessary data on our website, by fax, or through one of several third-party application aggregators. For the year ended December 31, 2007, we received approximately 85% of all applications through DealerTrack (the industry leading dealership application aggregator), 9% via our website and 6% via fax or other aggregators. Our automated application decisioning system produced our response within minutes to about 86% of those applications.

      Upon receipt of information from a dealer, we immediately order a credit report to document the buyer's credit history. If, upon review by our proprietary automated decisioning system, or in some cases, one of our credit analysts, we determine that the automobile contract meets our underwriting criteria, or would meet such criteria with modification, we request and review further information and supporting documentation and, ultimately, decide whether to approve the automobile contract for purchase. When presented with an application, we attempt to notify the dealer within one hour as to whether we would purchase the related automobile contract.

      Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2007, no dealer accounted for more than 1% of the total number of automobile contracts we purchased. Automobile contracts purchased by TFC after the TFC merger under the TFC programs are purchased with a dealer marketing strategy that is similar to that of ours as described above, except that the marketing efforts are directed at independent used car dealers and the vehicle purchasers we are looking for are enlisted personnel of the U.S. Armed Forces. The following table sets forth the geographical sources of the automobile contracts purchased by us (based on the addresses of the customers as stated on our records) during the years ended December 31, 2007 and 2006.

                              CONTRACTS PURCHASED DURING THE YEAR ENDED (1)
                          ---------------------------------------------------
                              DECEMBER 31, 2007          DECEMBER 31, 2006
                          ------------------------   ------------------------
                            NUMBER     PERCENT (2)     NUMBER     PERCENT (2)
                          ----------   -----------   ----------   -----------
California                     8,358         10.4%        5,887          9.2%
Texas                          7,408          9.2%        7,004         10.9%
Florida                        6,774          8.4%        5,100          7.9%
Ohio                           4,990          6.2%        4,758          7.4%
Pennsylvania                   4,967          6.2%        3,642          5.7%
New York                       4,087          5.1%        2,732          4.3%
North Carolina                 3,748          4.7%        2,864          4.5%
Michigan                       3,229          4.0%        2,791          4.3%
Illinois                       3,164          3.9%        2,950          4.6%
Louisiana                      3,006          3.7%        2,755          4.3%
Kentucky                       2,797          3.5%        2,180          3.4%
Maryland                       2,779          3.4%        2,107          3.3%
Georgia                        2,263          2.8%        1,378          2.1%
Indiana                        2,165          2.7%        1,401          2.2%
Virginia                       2,091          2.6%        1,678          2.6%
New Jersey                     2,030          2.5%        1,543          2.4%
Other States                  16,725         20.8%       13,431         20.9%
                          ----------   -----------   ----------   -----------
              Total           80,581        100.0%       64,201        100.0%
                          ==========   ===========   ==========   ===========

(1) AUTOMOBILE CONTRACTS PURCHASED BY TFC AFTER THE TFC MERGER ARE NOT INCLUDED BECAUSE SUCH PURCHASES ACCOUNTED FOR LESS THAN 10% OF THE TOTAL PURCHASES DURING THE YEAR.
(2)   PERCENTAGES MAY NOT TOTAL TO 100.0% DUE TO ROUNDING.

      We purchase automobile contracts under our programs from dealers at a price generally computed as the total amount financed under the automobile contracts, adjusted for an acquisition fee, which may either increase or decrease the automobile contract purchase price paid by us. The amount of the acquisition fee, and whether it results in an increase or decrease to the automobile contract purchase price, is based on the perceived credit risk of and, in some cases, the interest rate on the automobile contract. For the years ended December 31, 2007, 2006 and 2005, the average acquisition fee charged per automobile contract purchased under our programs was $209, $241 and $150, respectively, or 1.4%, 1.6% and 1.0%, respectively, of the amount financed.

      We offer seven different financing programs to our dealership customers, and price each program according to the relative credit risk. We offer programs covering a wide band of the credit spectrum. Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs accounted for approximately 76% and 78% of our new contract originations in 2007 and 2006, respectively, in each case measured by aggregate amount financed.

      The following table identifies the credit program, sorted from highest to lowest credit quality, under which we purchased automobile contracts during the years ended December 31, 2007, 2006 and 2005.

                                   Contracts Purchased (1) During the Year Ended
                      December 31, 2007         December 31, 2006         December 31, 2005
                   -----------------------   -----------------------   -----------------------
                                             (dollars in thousands)
                      AMOUNT     PERCENT        AMOUNT     PERCENT        AMOUNT     PERCENT
                     FINANCED      (2)         FINANCED      (2)         FINANCED      (2)
                   -----------------------   -----------------------   -----------------------
Preferred          $   55,717        4.5%    $   30,700        3.1%    $   13,735        2.1%
Super Alpha           153,410       12.3%       120,118       12.2%        78,030       11.8%
Alpha Plus            215,248       17.3%       178,371       18.1%       135,926       20.6%
Alpha                 523,259       42.0%       444,775       45.0%       314,444       47.6%
Standard              116,424        9.3%        85,190        8.6%        67,293       10.2%
Mercury / Delta       104,990        8.4%        77,481        7.8%        20,346        3.1%
First Time Buyer       77,283        6.2%        50,893        5.2%        30,329        4.6%
                   -----------------------   -----------------------   -----------------------
                   $1,246,331      100.0%    $  987,528      100.0%    $  660,103      100.0%

(1)   AUTOMOBILE CONTRACTS PURCHASED BY TFC AFTER THE TFC MERGER ARE NOT
      INCLUDED BECAUSE SUCH PURCHASES ACCOUNTED FOR LESS THAN 10% OF THE TOTAL
      PURCHASES DURING THE YEAR.
(2)   PERCENTAGES MAY NOT TOTAL TO 100.0% DUE TO ROUNDING.

      We attempt to control misrepresentation regarding the customer's credit worthiness by carefully screening the automobile contracts we purchase, by establishing and maintaining professional business relationships with dealers, and by including certain representations and warranties by the dealer in the dealer agreement. Pursuant to the dealer agreement, we may require the dealer to repurchase any automobile contract in the event that the dealer breaches our representations or warranties. There can be no assurance, however, that any dealer will have the willingness or the financial resources to satisfy its repurchase obligations to us.

      In addition to our purchases of installment contracts from dealers, we have purchased since 2006 an immaterial number of vehicle purchase money loans, evidenced by promissory notes and security agreements. A non-affiliated lender originated all such loans directly to vehicle purchasers, and sold the loans to us. We began financing vehicle purchases by direct loans to consumers in January 2008, on terms similar to those that we offer through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements. There can be no assurance as to the extent to which we will continue to make such loans, or as to their future performance.

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

      We believe that our underwriting criteria enable us to evaluate effectively the creditworthiness of sub-prime customers and the adequacy of the financed vehicle as security for an automobile contract. The underwriting criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the automobile contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability, as well as other factors. Specifically, the underwriting guidelines for our CPS programs generally limit the maximum principal amount of a purchased automobile contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. We generally do not finance vehicles that are more than eight model years old or have in excess of 99,999 miles. Under most of our programs, the maximum term of a purchased contract is 72 months; a shorter maximum term may be applicable based on the mileage and age of the vehicle. Automobile contracts with the maximum term of 72 months may be purchased if the customer is among the more creditworthy of our obligors and the vehicle is generally not more than four model years old and has less than 45,000 miles. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Upon receiving the vehicle and customer information with the customer's application, our underwriters verify the customer's employment, income, residency, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, prior to purchasing an automobile contract, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open ended questions about his application and the contract to uncover any potential misrepresentations.

      CREDIT SCORING. We use a proprietary scoring model to assign each automobile contract a "credit score" at the time the application is received from the dealer and the customer's credit information is retrieved from the credit reporting agencies. The credit score is based on a variety of parameters including the customer's credit history, employment and residence stability, income, and monthly payment amount. Our score also considers the loan-to-value ratio, payment-to-income ratio and the sales price and make of the vehicle. We have developed the credit score utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, enhances our competitiveness in the marketplace and more effectively manages the risk inherent in the sub-prime market.

      CHARACTERISTICS OF CONTRACTS. All of the automobile contracts purchased by us are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The average original principal amount financed, under the CPS programs and in the year ended December 31, 2007, was $15,467, with an average original term of 63 months and an average down payment amount of 12.6%. Based on information contained in customer applications for this 12-month period, the retail purchase price of the related automobiles averaged $15,621 (which excludes tax, license fees and any additional costs such as a maintenance contract), the average age of the vehicle at the time the automobile contract was purchased was three years, and our customers averaged approximately 38 years of age, with approximately $41,619 in average annual household income and an average of five years history with his or her current employer. Because our TFC programs are directed towards enlisted military personnel, contracts purchased under the TFC programs tend to have smaller balances and the purchasers are generally younger and have lower incomes.

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

      With the aid of our automatic dialer, as well as manual efforts made by collection staff, we attempt to make telephonic contact with delinquent customers from one to 29 days after their monthly payment due date, depending on our proprietary behavioral assessment of the customer's likelihood of payment during early stages of delinquency. Using coded instructions from a collection supervisor, the automatic dialer will attempt to contact customers based on their physical location, stage of delinquency, size of balance or other parameters. If the automatic dialer obtains a "no answer" or a busy signal, it records the attempt on the customer's record and moves on to the next call. If a live voice answers the automatic dialer's call, the call is transferred to a waiting collector as the customer's pertinent information is simultaneously displayed on the collector's workstation. The collector then inquires of the customer the reason for the delinquency and when we can expect to receive the payment. The collector will attempt to get the customer to make an electronic payment over the phone or a promise for the payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to the queue for subsequent contacts.

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

      If we elect to repossess the vehicle, we assign the task to an independent local repossession service. Such services are licensed and/or bonded as required by law. When the vehicle is recovered, the repossessor delivers it to a wholesale automobile auction, where it is kept until sold. Financed vehicles that have been repossessed are generally resold by us through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the automobile contract. Such proceeds usually are insufficient to pay the customer's obligation in full, resulting in a deficiency. In most cases we will continue to contact our customers to recover all or a portion of this deficiency for up to several years after charge-off.

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

                                               DELINQUENCY EXPERIENCE (1)
                                           CPS, MFN, TFC AND SEAWEST COMBINED

                                         DECEMBER 31, 2007           DECEMBER 31, 2006           DECEMBER 31, 2005
                                     -------------------------   -------------------------   -------------------------
                                     NUMBER OF                   NUMBER OF                   NUMBER OF
                                     CONTRACTS       AMOUNT      CONTRACTS       AMOUNT      CONTRACTS       AMOUNT
                                     ---------    ------------   ---------    ------------   ---------    ------------
DELINQUENCY EXPERIENCE                                             (Dollars in thousands)
Gross servicing portfolio (1).....     168,260    $  2,128,656     126,574    $  1,568,329      95,689    $  1,116,534
Period of delinquency (2)
31-60 days........................       4,227          48,134       3,275          37,328       2,367          24,047
61-90 days........................       2,370          27,877       1,367          14,903       1,057          10,156
91+ days..........................       2,039          24,888       1,035          10,301       1,031           7,946
                                     ---------    ------------   ---------    ------------   ---------    ------------
Total delinquencies (2)...........       8,636         100,899       5,677          62,532       4,455          42,149
Amount in repossession (3)........       3,049          33,400       2,148          24,135       1,335          13,531
                                     ---------    ------------   ---------    ------------   ---------    ------------
Total delinquencies and
  amount in repossession (2)......      11,685    $    134,299       7,825    $     86,667       5,790    $     55,680
                                     =========    ============   =========    ============   =========    ============

Delinquencies as a percentage
  of gross servicing portfolio....         5.1%            4.7%        4.5%            4.0%        4.7%            3.8%

Total delinquencies and
  amount in repossession as a
  percentage of gross servicing
  portfolio.......................         6.9%            6.3%        6.2%           5.5%         6.1%            5.0%

EXTENSION EXPERIENCE
Contracts with One Extension (4)..      21,555    $    251,067      12,318    $    128,386      10,602    $     95,412
Contracts with Two or More
  Extensions (4)..................       4,377          38,264       3,183          24,978       4,575          29,428
                                     ---------    ------------   ---------    ------------   ---------    ------------
Total Contracts with Extensions...      25,932    $    289,331      15,501    $    153,364      15,177    $    124,840
                                     =========    ============   =========    ============   =========    ============

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

                                                          YEAR ENDED DECEMBER 31,
                                                ------------------------------------------
                                                    2007           2006           2005
                                                ------------   ------------   ------------
                                                           (DOLLARS IN THOUSANDS)
CPS, MFN, TFC AND SEAWEST COMBINED
Average servicing portfolio outstanding......   $  1,905,162   $  1,367,935   $    966,295
Net charge-offs as a percentage of average
  servicing portfolio (2)....................   $        5.3%           4.5%           5.3%

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

SECURITIZATION OF AUTOMOBILE CONTRACTS

      We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. All such securitizations have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to a special purpose subsidiary, and issuance of asset-backed securities to fund the transactions. Upon the securitization of a portfolio of automobile contracts, we retain the obligation to service the contracts, and receive a monthly fee for doing so. We have been a regular issuer of asset-backed securities since 1994, completing 47 securitizations totaling over $6.1 billion through December 31, 2007. Depending on the structure of the securitization, the transaction may be treated as a sale of the automobile contracts or as a secured financing for financial accounting purposes. Since the third quarter of 2003, we have structured our securitizations as secured financings rather than as sales of contracts.

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

      Prior to a securitization transaction, we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. As of December 31, 2006, we had $400 million in warehouse credit capacity, in the form of two $200 million facilities. Both warehouse credit facilities provide funding for automobile contracts purchased under the CPS programs, while one facility also provides funding for automobile contracts purchased under the TFC programs. Up to 83% of the principal balance of the automobile contracts may be advanced to us under these facilities, subject to collateral tests and certain other conditions and covenants. In January and February 2007, we amended our warehouse facilities to permit issuance of subordinated debt to two additional lenders. The result was to increase the effective advance rate to as high as 93% and aggregate warehouse capacity to $425 million. In January 2008, the commitments to purchase the subordinated debt were to expire in accordance with their terms. We have entered into a series of short-term extensions with the subordinated lenders and are discussing longer-term extensions with these and other possible lenders. Long-term financing for the automobile contract purchases is achieved through securitization transactions. The proceeds from such securitization transactions are used primarily to repay the warehouse credit facilities.

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

      Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to us if the credit performance of the securitized automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of securitized automobile contracts could therefore have a material adverse effect on both our liquidity and results of operations, regardless of whether such automobile contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2007 was approximately $2.1 billion (this amount includes $422,000 related to the SeaWest third party portfolio, on which we earn only servicing fees and have no credit risk).

COMPETITION

      The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies with operations similar to ours. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers such as General Motors Acceptance Corporation, Ford Motor Credit Corporation, Chrysler Finance and Nissan Motors Acceptance Corporation. Many of our competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than we do. Moreover, our future profitability will be directly related to the availability and cost of our capital in relation to the availability and cost of capital to our competitors. Our competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources that may be unavailable to us. Many of these companies also have long-standing relationships with dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchase of automobiles from manufacturers, which we do not offer.

      We believe that the principal competitive factors affecting a dealer's decision to offer automobile contracts for sale to a particular financing source are the purchase price offered for the automobile contracts, the timeliness of the response to the dealer upon submission of the initial application, the reasonableness of the financing source's underwriting guidelines and documentation requests, the predictability and timeliness of purchases and the financial stability of the funding source. While we believe that we can obtain from dealers sufficient automobile contracts for purchase at attractive prices by consistently applying reasonable underwriting criteria and making timely purchases of qualifying automobile contracts, there can be no assurance that we will do so.

REGULATION

      Several federal and state consumer protection laws, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Debt Collection Practices Act and the Federal Trade Commission Act, regulate the extension of credit in consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on automobile contracts and impose certain other restrictions on dealers. In many states, a license is required to engage in the business of purchasing automobile contracts from dealers. In addition, laws in a number of states impose limitations on the amount of finance charges that may be charged by dealers on credit sales. The so-called Lemon Laws enacted by various states provide certain rights to purchasers with respect to automobiles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a customer against a dealer and its assignees, including us and purchasers of automobile contracts from us. The dealer agreement contains representations by the dealer that, as of the date of assignment of automobile contracts, no such claims or defenses have been asserted or threatened with respect to the automobile contracts and that all requirements of such federal and state laws have been complied with in all material respects. Although a dealer would be obligated to repurchase automobile contracts that involve a breach of such warranty, there can be no assurance that the dealer will have the financial resources to satisfy its repurchase obligations. Certain of these laws also regulate our servicing activities, including our methods of collection.

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

EMPLOYEES

      As of December 31, 2007, we had 997 employees. The breakdown of the employees is as follows: 8 are senior management personnel, 532 are collections personnel, 209 are automobile contract origination personnel, 156 are marketing personnel (134 of whom are marketing representatives), 66 are operations and systems personnel, and 34 are administrative personnel. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

ITEM 1A. RISK FACTORS

      Our business, operating results and financial condition could be adversely affected by any of the following specific risks. The trading price of our common stock could decline due to any of these risks and other industry risks. In addition to the risks described below, we may encounter risks that are not currently known to us or that we currently deem immaterial, which may also impair our business operations and the value of our common stock.

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

      Depending upon the outcome of one or more of these factors, we may not be able to generate sufficient cash flow from operations or obtain sufficient funding to satisfy all of our obligations. If we were unable to pay our debts, we would be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. These alternative strategies might not be feasible at the time, might prove inadequate or could require the prior consent of our lenders.

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

o     satisfy working capital requirements and pay operating expenses;
o     pay taxes; and
o     pay interest expense.

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

      Our primary sources of day-to-day liquidity are our warehouse credit facilities, in which we sell and contribute automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they are "warehoused" until they are securitized, at which time funds advanced under one or more warehouse credit facilities are repaid from the proceeds of the securitizations. The special-purpose subsidiaries obtain the funds to purchase these contracts by pledging the contracts to a trustee for the benefit of senior warehouse lenders, who advance funds to our special-purpose subsidiaries based on the dollar amount of the contracts pledged. We depend substantially on two warehouse credit facilities: (i) a $200 million warehouse credit facility, which we established in November 2005 and, unless earlier renewed or terminated upon the occurrence of certain events, which will expire in November 2008; and (ii) a $200 million warehouse credit facility, which we established in June 2004 and which, unless renewed or earlier terminated upon the occurrence of certain events, will expire in September 2008. Each of these facilities may be renewed by mutual agreement between the senior lender and us. The reader should note that the lender under one of the two warehouse credit facilities is an affiliate of Bear Stearns, and that any liquidity issues or possible changes in business strategy on the part of that lender may adversely affect that lender's ability to continue to do business with CPS.

      Each of these two warehouse facilities has included since January or February 2007 a supplemental subordinated credit facility, pursuant to which our special purpose subsidiary issues subordinated notes to lenders that are unaffiliated with us, and unaffiliated with the senior lenders. The effect is to increase the percentage of the value of the pledged automobile contracts that our special purpose subsidiary may borrow. The supplemental subordinated credit facility was to expire by its terms on January 14, 2008. We have entered into a series of successive short-term extensions on the supplemental subordinated credit facility, but there can be no assurance as to our ability to come to terms regarding any further extensions that are acceptable to us and to the subordinated lenders. We expect that such terms as we agree to with respect to such subordinated credit facility will involve (i) a reduced advance rate, and
(ii) an increased interest rate, in each case as compared to the terms applicable in 2007.

      Both warehouse facilities provide for advances based on a percentage of the eligible collateral and we typically utilize the facilities in such a way to maximize the borrowings available thereunder. However, the maximum advance rate percentage under each facility is subject to each lender's valuation of the collateral which, in turn, is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in conjunction with our term securitizations.

      These warehouse credit facilities will remain available to us only if, among other things, we comply with certain financial covenants contained in the documents governing these facilities. These warehouse credit facilities may not be available to us in the future and we may not be able to obtain other credit facilities on favorable terms to fund our operations.

      Within the period of approximately four months prior to the filing of this report, we have observed adverse changes in the market for securitized pools of automobile contracts. These changes have resulted in a substantial extension of the period during which our automobile contracts are financed through our warehouse credit facilities, which has burdened our financing capabilities. Continued adverse conditions in the market for securitized pools of automobile contracts could result in our reaching maximum limits for advances and age of eligible collateral under our warehouse facilities which would preclude further borrowings thereunder.

      If we were unable to arrange new warehousing or other credit facilities or renew our existing warehouse credit facilities when they come due, or if the advance rate as determined by the lenders were significantly reduced, or if we reached the maximum limits for advances under the facilities, our results of operations, financial condition and cash flows could be materially and adversely affected. The anticipated adverse changes in terms of the subordinated warehouse credit facility would have an adverse effect on our results of operations, financial condition and cash flows, in amounts that may be considered material, depending on the terms that are ultimately agreed to.

OUR RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO SECURITIZE OUR PORTFOLIO OF AUTOMOBILE CONTRACTS.

      We are dependent upon our ability to continue to finance pools of automobile contracts in term securitization transactions in order to generate cash proceeds for new purchases of automobile contracts. We have historically depended on securitizations of automobile contracts to provide permanent financing of those contracts. By "permanent financing" we mean financing that extends to cover the full term during which the underlying contracts are outstanding and requires repayment as the underlying contracts are repaid or charged off. By contrast, our warehouse credit facilities permit us to borrow against the value of such receivables only for limited periods of time. Our past practice and future plan has been and is to repay loans made to us under our warehouse credit facilities with the proceeds of securitizations. There can be no assurance that any securitization transaction will be available on terms acceptable to us, or at all. The timing of any securitization transaction is affected by a number of factors beyond our control, any of which could cause substantial delays, including, without limitation:

o     market conditions;
o     the approval by all parties of the terms of the securitization;
o     the availability of credit enhancement on acceptable terms; and
o our ability to acquire a sufficient number of automobile contracts for securitization.

      Within the period of approximately four months prior to the filing of this report, we have observed adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, increased financial guaranty premiums and reduced demand for asset-backed securities, including for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables. We believe that these adverse changes in the capital markets are primarily the result of widespread defaults of sub-prime mortgages securing a variety of term securitizations and related financial instruments, including instruments carrying financial guarantees similar to those we typically secure for our own term securitizations. Further adverse changes might result in our inability to securitize automobile contracts.

      The adverse changes that have taken place in the market to date have resulted in a substantial extension of the period during which our automobile contracts are financed through our warehouse credit facilities, which has burdened our financing capabilities, and has caused us to curtail our purchase of automobile contracts. Further adverse changes in such market could be expected to have a material adverse effect on our results of operations.

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

      While the specific terms and mechanics vary among transactions, our securitization and warehousing agreements generally provide that we will receive excess spread cash flows only if the amount of overcollateralization and spread account balances have reached specified levels and/or the delinquency, defaults or net losses related to the contracts in the automobile contract pools are below certain predetermined levels. In the event delinquencies, defaults or net losses on contracts exceed these levels, the terms of the securitization or warehouse credit facility:

o may require increased credit enhancement, including an increase in the amount required to be on deposit in the spread account to be accumulated for the particular pool;
o may restrict the distribution to us of excess spread cash flows associated with other securitized or warehoused pools; and
o in certain circumstances, may permit affected parties to require the transfer of servicing on some or all of the securitized or warehoused contracts from us to an unaffiliated servicer.

      We typically retain residual interests or use them as collateral to borrow cash. In any case, the future excess spread cash flow received in respect of the residual interests is integral to the financing of our operations. The amount of cash received from residual interests depends in large part on how well our portfolio of securitized and warehoused automobile contracts performs. If our portfolio of securitized and warehoused automobile contracts has higher delinquency and loss ratios than expected, then the amount of money realized from our retained residual interests, or the amount of money we could obtain from the sale or other financing of our residual interests, would be reduced, which could have an adverse effect on our operations, financial condition and cash flows.

IF WE ARE UNABLE TO OBTAIN CREDIT ENHANCEMENT FOR OUR SECURITIZATIONS UPON FAVORABLE TERMS, OUR RESULTS OF OPERATIONS WOULD BE IMPAIRED.

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

IF OUR DEALERS DO NOT SUBMIT A SUFFICIENT NUMBER OF SUITABLE AUTOMOBILE CONTRACTS TO US FOR PURCHASE, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

      We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the year ended December 31, 2007, no dealer accounted for more than 1.0% of the contracts we purchased. The agreements we have with dealers to purchase contracts do not require dealers to submit a minimum number of contracts for purchase. The failure of dealers to submit contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

IF A SIGNIFICANT NUMBER OF OUR AUTOMOBILE CONTRACTS EXPERIENCE DEFAULTS, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

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

      If automobile contracts that we purchase experience defaults to a greater extent than we have anticipated, this could materially and adversely affect our results of operations, financial condition, cash flows and liquidity. Our results of operations, financial condition, cash flows and liquidity, depend, to a material extent, on the performance of automobile contracts that we purchase, warehouse and securitize. A portion of the automobile contracts acquired by us will default or prepay. In the event of payment default, the collateral value of the vehicle securing an automobile contract realized by us in a repossession will most likely not cover the outstanding principal balance on that contract and the related costs of recovery. We maintain an allowance for credit losses on automobile contracts held on our balance sheet, which reflects our estimates of probable credit losses that can be reasonably estimated for securitizations that are accounted for as financings and warehoused contracts. If the allowance is inadequate, then we would recognize the losses in excess of the allowance as an expense and our results of operations could be adversely affected. In addition, under the terms of our warehouse credit facilities, we are not able to borrow against defaulted automobile contracts, including contracts that are, at the time of default, funded under our warehouse credit facilities, which will reduce the overcollateralization of those warehouse credit facilities and possibly reduce the amount of cash flows available to us.

IF WE LOSE SERVICING RIGHTS ON OUR PORTFOLIO OF AUTOMOBILE CONTRACTS, OUR RESULTS OF OPERATIONS WOULD BE IMPAIRED.

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

IF WE LOSE KEY PERSONNEL, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

      Our senior management team averages thirteen years of service with us. Charles E. Bradley, Jr., our President and CEO, has been our President since our formation in 1991. Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flows.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS.

      We have and will continue to have a substantial amount of indebtedness. At December 31, 2007, we had approximately $2,132.3 million of debt outstanding. Such debt consisted primarily of $1,798.3 million of securitization trust debt, and also included $235.9 million of warehouse indebtedness, $70.0 million of residual interest financing, and $28.1 million owed under a subordinated notes program. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to ten years.

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

      Although we believe we are able to service and repay such debt, there is no assurance that we will be able to do so. If we do not generate sufficient operating profits, our ability to make required payments on our debt would be impaired. Failure to pay our indebtedness when due could have a material adverse effect.

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

      In addition, the transaction documents for our securitizations restrict our securitization subsidiaries from declaring or making payment to us of (i) any dividend or other distribution on or in respect of any shares of their capital stock, or (ii) any payment on account of the purchase, redemption, retirement or acquisition of any option, warrant or other right to acquire shares of their capital stock unless (in each case) at the time of such declaration or payment (and after giving effect thereto) no amount payable under any transaction document with respect to the related securitization is then due and owing, but unpaid. These restrictions may limit our ability to receive distributions in respect of the residual interests from our securitization facilities, which may limit our ability to generate earnings.

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

IF AN INCREASE IN INTEREST RATES RESULTS IN A DECREASE IN OUR CASH FLOW FROM EXCESS SPREAD, OUR RESULTS OF OPERATIONS MAY BE IMPAIRED.

      Our profitability is largely determined by the difference, or "spread," between the effective interest rate received by us on the automobile contracts that we acquire and the interest rates payable under our warehouse credit facilities and on the asset-backed securities issued in our securitizations. Recent disruptions in the market for asset-backed securities may result in an increase in the interest rates we pay on asset-backed securities that we may issue in future securitizations. Although we have the ability to partially offset increases in our cost of funds by increasing fees we charge to dealers when purchasing contracts, or in some cases, by demanding higher interest rates on contracts we purchase, there is no assurance that such actions will materially offset increases in interest we pay to finance our managed portfolio.

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

THE EFFECTS OF TERRORISM AND MILITARY ACTION MAY IMPAIR OUR RESULTS OF
OPERATIONS.

      The long-term economic impact of the events of September 11, 2001, possible future terrorist attacks or other incidents and related military action, or current or future military action by United States forces in Iraq and other regions, could have a material adverse effect on general economic conditions, consumer confidence, and market liquidity in the United States. No assurance can be given as to the effect of these events on the performance of our automobile contracts. Any adverse effect resulting from these events could materially affect our results of operations, financial condition and cash flows. In addition, activation of a substantial number of U.S. military reservists or members of the National Guard may significantly increase the proportion of contracts whose interest rates are reduced by the application of the Servicemembers' Civil Relief Act, which provides, generally, that an obligor who is covered by that act may not be charged interest on the related contract in excess of 6% annually during the period of the obligor's active duty.

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS THINLY-TRADED.

      Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2007, all of our directors and executive officers beneficially owned 3,297,165 shares of our common stock, or approximately 17%.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. See "Dividend Policy".

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

      In March 1997, the Company established a branch collection facility in Chesapeake, Virginia. The Company leases approximately 28,000 square feet of general office space in Chesapeake, Virginia, at a base rent that is currently $508,472 per year, increasing to $589,458 over a five year term.

      The remaining two regional servicing centers occupy a total of approximately 59,000 square feet of leased space in Maitland, Florida; and Hinsdale, Illinois. The termination dates of such leases range from 2008 to 2011.

ITEM 3. LEGAL PROCEEDINGS

      STANWICH LITIGATION. CPS was for some time a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") pursuant to earlier settlements of claims, generally personal injury claims, against unrelated defendants. Stanwich Financial Services Corp. ("Stanwich"), which was an affiliate of the former chairman of the board of directors of CPS, is the entity that was obligated to pay the Settlement Payments. Stanwich defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal bankruptcy court in Connecticut. At December 31, 2004, CPS was a defendant only in a cross-claim brought by one of the other defendants in the case, Bankers Trust Company, which asserted a claim of contractual indemnity against CPS.

      By February 2005, CPS had settled all claims brought against it in the Stanwich Case.

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

      CPS has reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action. Under the agreement in principle, CPS was to pay the bankruptcy estate $625,000 and abandon its claims against the estate, while the estate would abandon its adversary action against Mr. Pardee. The bankruptcy court has rejected that proposed settlement, and the representative of creditors has appealed that rejection. If the agreement in principle were to be approved upon appeal, CPS would expect that the agreement would result in (i) limitation of its exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and
(ii) stays in Rhode Island being lifted, causing those cases to become active again. CPS is unable to predict whether the ruling of the bankruptcy court will be sustained or overturned on appeal.

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

      We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to their outcomes. We have recorded a liability as of December 31, 2007 that we believe represents a sufficient allowance for legal contingencies. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to our shareholders during the fourth quarter of 2007.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      CHARLES E. BRADLEY, JR., 48, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

      MARK A. CREATURA, 48, has been Senior Vice President - General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

      JEFFREY P. FRITZ, 48, has been Senior Vice President - Chief Financial Officer since April 2006. He was Senior Vice President - Accounting from August 2004 through March 2006. He served as a consultant to us from May 2004 to August 2004. Previously, he was the Chief Financial Officer of SeaWest Financial Corp. from February 2003 to May 2004, and the Chief Financial Officer of AFCO Auto Finance from April 2002 to February 2003. He practiced public accounting with Glenn M. Gelman & Associates from March 2001 to April 2002 and was Chief Financial Officer of Credit Services Group, Inc. from May 1999 to November 2000. He previously served as our Chief Financial Officer from our inception through May 1999.

      CURTIS K. POWELL, 51, has been Senior Vice President - Contract Origination since June 2001. Previously, he was our Senior Vice President - Marketing, from April 1995. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

      ROBERT E. RIEDL, 44, has been Senior Vice President - Chief Investment Officer since April 2006. Mr. Riedl was Senior Vice President - Chief Financial Officer from August 2003 until assuming his current position. Mr. Riedl joined the Company as Senior Vice President - Risk Management in January 2003. Previously, Mr. Riedl was a Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 2000 to 2002. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of NCA's portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services Corporation from 1995 until joining SLP Capital in 1999.

      CHRISTOPHER TERRY, 40, has been Senior Vice President - Servicing since May 2005, and prior to that was Senior Vice President - Asset Recovery since January 2003. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

      TERI L. CLEMENTS, 45, has been the Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist. Previously, Ms. Clements held an administrative position at Greco & Associates.

      JAYNE E. HOLLAND, 46, has been the Senior Vice President of Operations since April 2007. Prior to that, she held the position of Vice President of Operations since June 1999 and has been with the company since 1993. Ms. Holland was previously the Assistant Vice President of Operations for Far Western Bank from 1986 through 1990, and has been in the auto finance industry since 1981.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

                                                        HIGH      LOW
                                                       ------   -------
      January 1 - March 31, 2006.....................   8.50      5.30
      April 1 - June 30, 2006........................   8.84      6.04
      July 1 - September 30, 2006....................   7.53      5.08
      October 1 - December 31, 2006..................   7.46      5.30
      January 1 - March 31, 2007.....................   7.77      5.25
      April 1 - June 30, 2007........................   7.21      5.49
      July 1 - September 30, 2007....................   6.75      4.28
      October 1 - December 31, 2007..................   6.20      3.00

      As of March 7, 2008, there were 63 holders of record of the Company's Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

      The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2007:

                                     NUMBER OF SECURITIES     WEIGHTED AVERAGE         NUMBER OF
                                      TO BE ISSUED UPON      EXERCISE PRICE OF    SECURITIES REMAINING
                                   EXERCISE OF OUTSTANDING      OUTSTANDING       AVAILABLE FOR FUTURE
                                      OPTIONS, WARRANTS      OPTIONS, WARRANTS   ISSUANCE UNDER EQUITY
           PLAN CATEGORY                  AND RIGHTS             AND RIGHTS        COMPENSATION PLANS
---------------------------------  -----------------------  -------------------  ---------------------
Equity compensation plans
  approved by security holders...                6,196,299  $              4.47                760,000
Equity compensation plans not
  approved by security holders...                        -                    -                      -
                                   -----------------------  -------------------  ---------------------

Total                                            6,196,299  $              4.47                760,000
                                   =======================  ===================  =====================

           ISSUER PURCHASES OF EQUITY SECURITIES IN THE FOURTH QUARTER

                                                             TOTAL NUMBER OF       APPROXIMATE DOLLAR
                            TOTAL                          SHARES PURCHASED AS    VALUE OF SHARES THAT
                          NUMBER OF          AVERAGE        PART OF PUBLICLY      MAY YET BE PURCHASED
                            SHARES         PRICE PAID      ANNOUNCED PLANS OR      UNDER THE PLANS OR
     PERIOD(1)            PURCHASED         PER SHARE          PROGRAMS(2)              PROGRAMS
--------------------  ----------------  ----------------  ---------------------  ----------------------
October 2007........  $         25,500  $           4.89                 25,500  $            2,180,365
November 2007.......  $        220,380              4.27                220,380               1,238,575
December 2007.......  $         67,810              3.50                 67,810               1,001,237
                      ----------------  ----------------  ---------------------
Total                          313,690  $           4.16                313,690
                      ================  ================  =====================

(1)   EACH MONTHLY PERIOD IS THE CALENDAR MONTH.
(2) THROUGH DECEMBER 31, 2007, OUR BOARD OF DIRECTORS HAD AUTHORIZED THE PURCHASE OF UP TO $27.5 MILLION OF OUR OUTSTANDING SECURITIES, WHICH PROGRAM WAS FIRST ANNOUNCED IN OUR ANNUAL REPORT FOR THE YEAR 2002, FILED ON MARCH 26, 2003. ALL PURCHASES DESCRIBED IN THE TABLE ABOVE WERE UNDER THE PLAN ANNOUNCED IN MARCH 2003, WHICH HAS NO FIXED EXPIRATION DATE. ON JANUARY 30, 2008, THE BOARD OF DIRECTOR'S AUTHORIZED THE PURCHASE OF AN ADDITIONAL $5 MILLION OF OUR SECURITIES.

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

                                                                                        AS OF AND
                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------------
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             2007           2006           2005           2004           2003
                                                         ------------   ------------   ------------   ------------   ------------
Statement of Operations Data
Revenues:
  Interest income ...................................    $    370,265   $    263,566   $    171,834   $    105,818   $     58,164
  Servicing fees ....................................           1,218          2,894          6,647         12,480         17,058
  Net gain on sale of contracts .....................               -              -              -              -         10,421
  Other income ......................................          23,067         12,403         15,216         14,394         19,343
                                                         ------------   ------------   ------------   ------------   ------------
    Total revenues ..................................         394,550        278,863        193,697        132,692        104,986
                                                         ------------   ------------   ------------   ------------   ------------
Expenses:
  Employee costs ....................................          46,716         38,483         40,384         38,173         37,141
  General and administrative ........................          47,416         42,011         39,285         33,936         31,581
  Interest expense ..................................         139,189         93,112         51,669         32,147         23,861
  Provision for credit losses .......................         137,272         92,057         58,987         32,574         11,390
  Impairment loss on residual assets (1) ............               -              -              -         11,750          4,052
                                                         ------------   ------------   ------------   ------------   ------------
    Total expenses ..................................         370,593        265,663        190,325        148,580        108,025
                                                         ------------   ------------   ------------   ------------   ------------
Income (loss) before income tax expense (benefit) ...          23,957         13,200          3,372        (15,888)        (3,039)
Income tax expense (benefit) ........................          10,099        (26,355)             -              -         (3,434)
                                                         ------------   ------------   ------------   ------------   ------------
Net income (loss) ...................................    $     13,858   $     39,555   $      3,372   $    (15,888)  $        395
                                                         ============   ============   ============   ============   ============

Earnings (loss) per share-basic .....................    $       0.66   $       1.82   $       0.16   $      (0.75)  $       0.02
Earnings (loss) per share-diluted ...................    $       0.61   $       1.64   $       0.14   $      (0.75)  $       0.02
Pre-tax income (loss) per share-basic (2) ...........    $       1.15   $       0.61   $       0.16   $      (0.75)  $      (0.15)
Pre-tax income (loss) per share-diluted (3) .........    $       1.06   $       0.55   $       0.14   $      (0.75)  $      (0.14)
Weighted average shares outstanding-basic ...........          20,880         21,759         21,627         21,111         20,263
Weighted average shares outstanding-diluted .........          22,595         24,052         23,513         21,111         21,578

BALANCE SHEET DATA
Total assets ........................................    $  2,282,813   $  1,728,594   $  1,155,144   $    766,599   $    492,470
Cash and cash equivalents ...........................          20,880         14,215         17,789         14,366         33,209
Restricted cash and equivalents .....................         170,341        193,001        157,662        125,113         67,277
Finance receivables, net ............................       1,967,866      1,401,414        913,576        550,191        266,189
Residual interest in securitizations ................           2,274         13,795         25,220         50,430        111,702
Warehouse lines of credit ...........................         235,925         72,950         35,350         34,279         33,709
Residual interest financing .........................          70,000         31,378         43,745         22,204              -
Securitization trust debt ...........................       1,798,302      1,442,995        924,026        542,815        245,118
Long-term debt ......................................          28,134         38,574         58,655         74,829        102,465
Shareholders' equity ................................         114,355        111,512         73,589         69,920         82,160

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

                                                                                        AS OF AND
                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------------
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             2007           2006           2005           2004           2003
                                                         ------------   ------------   ------------   ------------   ------------

CONTRACT PURCHASES/SECURITIZATIONS
Automobile contract purchases........................    $  1,282,311   $  1,019,018   $    691,252   $    447,232   $    357,320
Automobile contract acquisitions (1).................               -              -              -         74,901        152,143
Automobile contracts securitized - structured
  as sales...........................................               -              -              -              -        254,436
Automobile contracts securitized - structured
  as secured financings..............................       1,118,097        957,681        674,421        479,369        140,288

MANAGED PORTFOLIO DATA
Contracts held by consolidated subsidiaries..........    $  2,125,755   $  1,527,285   $  1,000,597   $    619,794   $    315,598
Contracts held by non-consolidated subsidiaries......               -         34,850        103,130        233,621        425,534
SeaWest third party portfolio (2)....................             422          3,770         18,018         53,463              -
                                                         ------------   ------------   ------------   ------------   ------------
Total managed portfolio..............................    $  2,126,177   $  1,565,905   $  1,121,745   $    906,878   $    741,132
Average managed portfolio............................       1,906,605      1,376,781        997,697        861,262        662,382

Weighted average fixed effective interest rate
  (total managed portfolio) (3)......................            18.2%          18.5%          18.6%          19.2%          19.7%
Core operating expense
  (% of average managed portfolio) (4)...............             4.9%           5.8%           8.0%           8.4%          10.4%
Allowance for loan losses............................    $    100,138   $     79,380   $     57,728   $     42,615   $     35,889
Allowance for loan losses (% of total contracts
  held by consolidated subsidiaries).................             4.7%           5.2%           5.8%           6.9%          11.4%
Total delinquencies (3) (5)..........................             4.7%           4.0%           3.8%           4.0%           4.7%
Total delinquencies and repossessions (3) (5)........             6.3%           5.5%           5.0%           5.6%           6.2%
Net charge-offs (3) (6)..............................             5.3%           4.5%           5.3%           7.8%           6.8%

(1) REPRESENTS AUTOMOBILE CONTRACTS NOT PURCHASED DIRECTLY FROM DEALERS, BUT ACQUIRED AS A RESULT OF OUR ACQUISITIONS OF TFC IN 2003 AND OF CERTAIN ASSETS OF SEAWEST IN 2004.
(2) RECEIVABLES RELATED TO THE SEAWEST THIRD PARTY PORTFOLIO, ON WHICH WE EARN ONLY A SERVICING FEE.
(3)   EXCLUDES RECEIVABLES RELATED TO THE SEAWEST THIRD PARTY PORTFOLIO.
(4) TOTAL EXPENSES EXCLUDING PROVISION FOR CREDIT LOSSES, INTEREST EXPENSE AND IMPAIRMENT LOSS ON RESIDUAL ASSETS.
(5) FOR FURTHER INFORMATION REGARDING DELINQUENCIES AND THE MANAGED PORTFOLIO, SEE THE TABLE CAPTIONED "DELINQUENCY EXPERIENCE," IN ITEM 1, PART I OF THIS REPORT AND THE NOTES TO THAT TABLE.
(6) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF THE CHARGE-OFF, INCLUDING SOME RECOVERIES WHICH HAVE BEEN CLASSIFIED AS OTHER INCOME IN THE ACCOMPANYING FINANCIAL STATEMENTS. FOR FURTHER INFORMATION REGARDING CHARGE-OFFS, SEE THE TABLE CAPTIONED "NET CHARGE-OFF EXPERIENCE," IN ITEM I, PART I OF THIS REPORT AND THE NOTES TO THAT TABLE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other information included or incorporated by reference herein.

OVERVIEW

      We are a specialty finance company engaged in purchasing and servicing new and used retail automobile contracts originated primarily by franchised automobile dealerships and, to a lesser extent, by select independent dealers of used automobiles in the United States. We serve as an alternative source of financing for dealers, facilitating sales to sub-prime customers who have limited credit history, low income or past credit problems and who otherwise might not be able to obtain financing from traditional sources. We are headquartered in Irvine, California and have three additional servicing branches in Virginia, Florida and Illinois.

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

      When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically: (i) recognize interest and fee income on the contracts, (ii) recognize interest expense on the securities issued in the transaction, and (iii) record as expense a provision for credit losses on the contracts. Since July 2003, all of our securitizations have been structured in this fashion.

      When structured to be treated as a sale for accounting purposes, the assets and liabilities of the special-purpose subsidiary are not consolidated with us. Accordingly, the transaction removes the sold automobile contracts from our consolidated balance sheet, the related debt does not appear as our debt, and our consolidated balance sheet shows, as an asset, a retained residual interest in the sold automobile contracts. The residual interest represents the discounted value of what we expect will be the excess of future collections on the automobile contracts over principal and interest due on the asset-backed securities. That residual interest appears on our consolidated balance sheet as "residual interest in securitizations," and the determination of its value is dependent on our estimates of the future performance of the sold automobile contracts. Since July 2003, none of our securitizations have been structured to be treated as a sale for accounting purposes.

CREDIT RISK RETAINED

      Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2007 was approximately $2,126.2 million (this amount includes $422,000 of automobile contracts securitized by SeaWest, on which we earn only servicing fees and have no credit risk).

CRITICAL ACCOUNTING POLICIES

      We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Amortization of Deferred Originations Costs and Acquisition Fees (c) Residual Interest in Securitizations and Gain on Sale of Automobile Contracts and (d) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

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

AMORTIZATION OF DEFERRED ORIGINATIONS COSTS AND ACQUISITION FEES

      Upon purchase of a contract from a dealer, we generally either charge or advance the dealer an acquisition fee. In addition, we incur certain direct costs associated with originations of our contracts. All such acquisition fees and direct costs are applied to the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the estimated life of the contract using the interest method, in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

TERM SECURITIZATIONS

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

      Our warehouse credit facility structures are similar to the above, except that (i) our special-purpose subsidiaries that purchase the automobile contracts pledge the automobile contracts to secure promissory notes that they issue, (ii) no increase in the required amount of internal credit enhancement is contemplated, and (iii) we do not purchase financial guaranty insurance. The primary agreements for our two warehouse facilities provide for an advance rate of up to 83% of eligible automobile contracts and aggregate borrowings of up to $400 million. In January and February 2007, both warehouse lines were amended to provide for an advance of up to 93% of the aggregate principal balance of eligible automobile contracts and aggregate borrowings of up to $425 million. The 2007 amendments relating to the 93% advance rate and the additional $25 million in borrowings have since expired and we have entered into a series of short-term extensions with the related lenders as we discuss longer term extensions. There can be no assurance as to the terms, if any, on which we may be able to agree to longer term extensions; however, we expect that those terms will include (i) a decreased advance rate, and (ii) and increased interest rate.

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

      Since the third quarter of 2003, we have conducted 22 term securitizations. Of these 22, 17 were quarterly securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. Further, in December 2005 and June 2007, we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations of our MFN and TFC subsidiaries. All such securitizations since the third quarter of 2003 have been structured as secured financings.

INCOME TAXES

      We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

      We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

      In determining the possible realization of deferred tax assets, we consider future taxable income from future operations exclusive of reversing temporary differences and tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

      In June 2006, the FASB issued Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

      We adopted the provisions of FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, on January 1, 2007. As a result of the implementation of Interpretation 48, we recognized approximately a $1.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

      We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

UNCERTAINTY OF CAPITAL MARKETS

      We are dependent upon the continued availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 47 term securitizations comprising approximately $6.1 billion in contracts. We conducted four term securitizations in 2006 and four in 2007, including our most recent in September 2007. However, within the period of approximately four months prior to the filing of this report, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, increased financial guaranty premiums and reduced demand for asset-backed securities, including for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. We believe that these adverse changes in the capital markets are primarily the result of widespread defaults of sub-prime mortgages securing a variety of term securitizations and related financial instruments, including instruments carrying financial guarantees similar to those we typically obtain for our own term securitizations.

      We have not securitized a pool of receivables since September 2007. As a result, we are approaching the limits of our warehouse credit facilities, as discussed below. We have engaged an investment banker to securitize our receivables prior to reaching those limits; however, there is no assurance that we will be able to do so. We expect the structure of our next securitization to include substantially greater credit enhancement than recent past securitizations, including larger spread accounts, greater over-collateralization, a greater portion of subordinated bonds, or a combination of any or all of such forms of enhancement. All such forms of greater credit enhancement are likely to reduce the amount of cash available to us, both at inception of the securitization, and over the life of the transaction. Moreover, due to current conditions in the capital markets, we believe that any securitization transactions that we may execute during 2008 are likely to include substantially higher costs to us in the form of higher premiums for financial guaranty insurance, higher interest rates paid on the bonds sold by the securitization trust and greater discounts given to the purchasers of subordinated bonds.

      The adverse changes that have taken place in the market to date have resulted in a substantial extension of the period during which our automobile contracts are financed through our warehouse credit facilities, which has burdened our financing capabilities, and has caused us to curtail our purchase of such automobile contracts. If the current adverse circumstances that have affected the capital markets preclude us from completing a securitization of our receivables, we may exhaust the capacity of our warehouse credit facilities which would cause us to further curtail or cease our purchases of new automobile contracts. Further adverse changes in the capital markets might result in our inability to securitize automobile contracts which could lead to a material adverse effect on our operations.

      If we were unable to securitize a pool of receivables by May 2008, we would likely be in default under the terms of our two revolving warehouse facilities. The defaults would arise because a significant portion of the collateral securing those facilities (pledged automobile contracts) would have been held for more than 180 days and would no longer be eligible for inclusion in each facilities computed "borrowing base." The result would be a reduction in the amount that we would be allowed to borrow under those facilities, without a corresponding reduction in the amount of indebtedness outstanding. We would expect the warehouse facilities to be in default, as the outstanding indebtedness exceeded the permitted amount. In the event of such a default, and assuming no waiver or modification of the underlying agreements, the warehouse lenders would be entitled (1) to receive a default rate of interest, (2) to accelerate the maturity of the outstanding indebtedness, and then to apply all cashflows attributable to the pledged collateral toward accelerated payment of the debt, (3) to terminate us as servicer of the pledged contracts, and (4) to sell the pledged contracts and to apply the proceeds to the debt. We may choose to sell in whole-loan sale transactions some portion of the most seasoned contracts pledged to the warehouse facilities which would postpone a likely default from May 2008 until some future period. There is no assurance that we will be able to complete such whole-loan sales.

      If such circumstances caused both warehouse facilities to be unavailable to us, our failure to maintain an available warehouse facility would be a default under two of our 19 outstanding securitization transactions, which are the two that have issued asset-backed securities guaranteed by MBIA Insurance Corporation, and which are named CPS Auto Receivables Trust 2006-B and CPS Auto Receivables Trust 2007-A. Such a default, unless waived, would give MBIA certain rights, including (1) assessing a default insurance premium, (2) trapping excess cash to be retained in the restricted cash spread accounts related to those trusts, and (3) terminating our appointment as servicer of the related contracts.

      If we were to be terminated as servicer of two or more securitized pools, that termination would in turn be a default under our combined term and revolving residual interest financing facility. Any such default, unless waived, would permit the residual interest lender to declare all amounts then outstanding immediately due and payable, which would result in cash releases from securitizations pledged to the combined term and residual interest facility being diverted to pay principal and interest due thereunder. Such a diversion of cash to pay down the residual interest facility would significantly decrease the cash available to us to conduct operations and would likely cause us to significantly curtail, if not cease altogether, further purchases of contracts. In any case, the revolving portion of the combined facility matures in July 2008, at which time we intend either to negotiate a renewal with the residual interest lender or to obtain other long-term financing to repay that debt. There can be no assurance that we will be able to do either.

      If a default under one or both of the revolving warehouse facilities occurs, and one or both lenders exercised their option to sell the related contracts to satisfy the warehouse debt, we may incur a loss on such sale of the contracts. If the loss were significant, and together with our other results from operations were to result in a significant operating loss for a quarter, such loss could result in an event of default under agreements related to five others of our 19 outstanding securitization transactions, which are those that have issued asset-backed securities guaranteed by XL Capital Assurance Inc. Such a default, unless waived, would give XL Capital certain rights, including (1) assessing a default insurance premium, (2) trapping excess cash to be retained in the restricted cash spread accounts related to those trusts, and (3) terminating our appointment as servicer of the related contracts. However, we believe that transfers of servicing of securitized sub-prime automobile portfolios are rare and would likely have a negative effect on the performance of the portfolios.

      Our financing structures are complex. Our warehouse, securitization and residual interest financings all employ bankruptcy-remote, wholly-owned, special purpose entities which serve to isolate pledged assets and the related debt from the parent entity, Consumer Portfolio Services, Inc. One effect of these structures is to limit lenders' and insurers' recourse to rights related to their respective collateral. Such rights include termination of CPS as servicer of the related collateral, and foreclosure sale of the related collateral.

      If we were unable to securitize a pool of receivables within some 30 to 60 days following this filing and one or more of the events of default and related actions described above should occur, our sources of liquidity would be materially impaired. In that event, we would attempt to reduce our uses of cash by a corresponding amount, principally by significantly curtailing, or by ceasing altogether, to purchase automobile contracts. When we choose to reduce purchases of automobile contracts, as we have recently done as a result of the uncertainty in the capital markets, we do so by (1) tightening our contract purchase criteria, resulting in more selective purchases, (2) withdrawing from selected geographic markets, and (3) terminating selected marketing representatives and dealer relationships.

      Although we believe that such reductions in contract purchases would allow us to continue operations even in the face of such events of default and related actions as are described above, a sufficiently steep decrease in our purchases of automobile contracts would result in a decrease in the size of our portfolio of automobile contracts. Such a decrease in portfolio size, together with the effect of some or all of the possible actions associated with the events of default described above, could have a material adverse effect on our cash flows and results of operations. However, continuing cashflows otherwise available to us would be sufficient to meet our remaining operating needs in the near term.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 2007 WITH THE YEAR ENDED DECEMBER 31, 2006

      REVENUES. During the year ended December 31, 2007, revenues were $394.6 million, an increase of $115.7 million, or 41.5%, from the prior year revenue of $278.9 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2007 increased $106.7 million, or 40.5%, to $370.3 million from $263.6 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (resulting in an increase of $109.4 million in interest income) and the increase in interest earned on cash deposits (including restricted cash deposits) of $2.8 million. These increases were partially offset by the decline in the balance of the portfolios of automobile contracts we acquired in the MFN, TFC and SeaWest transactions (in the aggregate, resulting in a decrease of $2.2 million in interest income), and a decrease in interest income on our residual asset of $2.1 million.

      Servicing fees totaling $1.2 million in the year ended December 31, 2007 decreased $1.7 million, or 57.9%, from $2.9 million in the prior year. The decrease in servicing fees is the result of the change in securitization structure and the consequent decline in our managed portfolio held by non-consolidated subsidiaries. As a result of the decision to structure future securitizations as secured financings, our managed portfolio held by non-consolidated subsidiaries is zero, and future servicing fee revenue is anticipated to be nominal. As of December 31, 2007 and 2006, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                                DECEMBER 31, 2007           DECEMBER 31, 2006
                                           --------------------------   --------------------------
                                              AMOUNT          %            AMOUNT          %
                                           ------------  ------------   ------------  ------------
TOTAL MANAGED PORTFOLIO                                        ($ IN MILLIONS)
Owned by Consolidated Subsidiaries.......  $    2,125.8        100.0%   $    1,527.3         97.5%
Owned by Non-Consolidated Subsidiaries...             -          0.0%           34.8          2.2%
SeaWest Third Party Portfolio............           0.4          0.0%            3.8          0.2%
                                           ------------  ------------   ------------  ------------

Total....................................  $    2,126.2        100.0%   $    1,565.9        100.0%
                                           ============  ============   ============  ============

      At December 31, 2007, we were generating income and fees on a managed portfolio with an outstanding principal balance of $2,126.2 million (this amount includes $422,000 of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,565.9 million as of December 31, 2006. At December 31, 2007 and 2006, the managed portfolio composition was as follows:

                                                DECEMBER 31, 2007           DECEMBER 31, 2006
                                           --------------------------   --------------------------
                                              AMOUNT          %            AMOUNT          %
                                           ------------  ------------   ------------  ------------
ORIGINATING ENTITY                                             ($ IN MILLIONS)
CPS......................................  $    2,062.8         97.0%   $    1,496.5         95.6%
TFC......................................          62.0          3.0%           60.9          3.9%
MFN......................................           0.0          0.0%            0.2          0.0%
SeaWest..................................           1.0          0.0%            4.5          0.3%
SeaWest Third Party Portfolio............           0.4          0.0%            3.8          0.2%
                                           ------------  ------------   ------------  ------------
Total....................................  $    2,126.2        100.0%   $    1,565.9        100.0%
                                           ============  ============   ============  ============

      Other income increased $10.7 million, or 86.0%, to $23.1 million in the year ended December 31, 2007 from $12.4 million during the prior year. The year over year increase is the result of a variety of factors. Current year other income includes $6.2 million resulting from an increase in the carrying value of our residual interest in securitizations (a $5.0 million increase over the increase in carrying value for the prior year). The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated, which in turn resulted in actual cash flows exceeding cash flows that were estimated in our valuation of the residual asset at December 31, 2006. We do not expect that future cash flows will significantly exceed the estimates we are currently using for the valuation of our residual interest. The current year period also includes proceeds of $1.8 million from the sale of certain charged off receivables acquired in the MFN, TFC and SeaWest acquisitions. There was no sale of charged off receivables in 2006. In addition, we experienced increases in convenience fees charged to obligors for certain transaction types (an increase of $1.3 million) and $1.0 million in recoveries on a note to a third party that we had previously written off. We also experienced increased revenue on our direct mail services (an increase of $1.6 million). These direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria. These increases to other income were somewhat offset by decreases in recoveries on MFN and certain other automobile contracts (a decrease of $1.2 million) compared to the prior year.

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

      Total operating expenses were $370.6 million for the year ended December 31, 2007, compared to $265.7 million for the prior year, an increase of $104.9 million, or 39.5%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $45.2 million and $46.1 million, or 49.1% and 49.5%, respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates.

      Employee costs increased by 21.4% to $46.7 million during the year ended December 31, 2007, representing 12.6% of total operating expenses, from $38.5 million for the prior year, or 14.5% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense. The increase in employee costs is the result of additions to our staff, generally throughout all areas of the Company, to accommodate greater volumes of contract purchases and the resulting higher balance of our managed portfolio. As of December 31, 2007 we had 997 employees compared to 789 employees at December 31, 2006.

      General and administrative expenses increased by 7.6% to $25.0 million and represented 6.7% of total operating expenses in the year ending December 31, 2007, as compared to the prior year when general and administrative expenses represented 8.7% of total operating expenses. The decrease as a percentage of total operating expenses reflects the higher operating expenses primarily a result of the provision for credit losses and interest expense.

      Interest expense for the year ended December 31, 2007 increased $46.1 million, or 49.5%, to $139.2 million, compared to $93.1 million in the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt increased by $40.9 million in 2007 compared to the prior year. We also experienced increases in warehouse interest expense and residual interest financing interest expenses of $5.1 million and $1.1 million, respectively. A portion of the increase in interest expense can also be attributed to a gradual increase in market interest rates during 2007. Increases in interest expense for securitization trust debt, warehouse and residual interest financing were somewhat offset by a decrease of $1.0 million in interest expense for subordinated debt.

      Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and increased by $4.1 million, or 29.3%, to $18.1 million, compared to $14.0 million in the previous year and represented 4.9% of total operating expenses. The increase is primarily due to the increase in automobile contracts we purchased during the year ended December 31, 2007 as compared to the prior year. During the year ended December 31, 2007, we purchased 83,246 automobile contracts aggregating $1,282.3 million, compared to 66,504 automobile contracts aggregating $1,019.0 million in the prior year.

      Occupancy expenses decreased slightly by $219,000 or 5.5%, to $3.8 million compared to $4.0 million in the previous year and represented 1.0% of total operating expenses.

      Depreciation and amortization expenses decreased by $253,000, or 31.6%, to $547,000 from $800,000 in the previous year.

      For the year ended December 31, 2007, we recorded tax expense of $10.1 million or 42.2% of income before income taxes. For the year ended December 31, 2006, we recorded an income tax benefit of $41.8 million related to the reversal of a portion of the valuation allowance against deferred tax assets, offset by current income tax paid or then payable of $20.2 million, less $4.8 million in deferred tax benefit. As of December 31, 2007, we had remaining deferred tax assets of $68.6 million, partially offset by a valuation allowance of $9.8 million related to federal and state net operating losses and other timing differences, leaving a net deferred tax asset of $58.8 million.

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

                                                DECEMBER 31, 2006           DECEMBER 31, 2005
                                           --------------------------   --------------------------
                                              AMOUNT          %            AMOUNT          %
                                           ------------  ------------   ------------  ------------
Total Managed Portfolio                                        ($ IN MILLIONS)
Owned by Consolidated Subsidiaries.......  $    1,527.3         97.5%   $    1,000.6         89.2%
Owned by Non-Consolidated Subsidiaries...          34.8          2.2%          103.1          9.2%
SeaWest Third Party Portfolio............           3.8          0.2%           18.0          1.6%
                                           ------------  ------------   ------------  ------------
Total....................................  $    1,565.9        100.0%   $    1,121.7        100.0%
                                           ============  ============   ============  ============

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

                                                DECEMBER 31, 2006           DECEMBER 31, 2005
                                           --------------------------   --------------------------
                                              AMOUNT          %            AMOUNT          %
                                           ------------  ------------   ------------  ------------
Originating Entity                                             ($ in millions)
CPS......................................  $    1,496.5         95.6%   $    1,017.3         90.7%
TFC......................................          60.9          3.9%           68.6          6.1%
MFN......................................           0.2          0.0%            2.5          0.2%
SeaWest..................................           4.5          0.3%           15.3          1.4%
SeaWest Third Party Portfolio............           3.8          0.2%           18.0          1.6%
                                           ------------  ------------   ------------  ------------
Total....................................  $    1,565.9        100.0%   $    1,121.7        100.0%
                                           ============  ============   ============  ============

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

      Net cash provided by operating activities for the years ended December 31, 2007, 2006 and 2005 was $153.4 million, $92.4 million and $69.2 million, respectively. Cash from operating activities is generally provided by net income from our operations. The increase in 2007 vs. 2006, and 2006 vs. 2005, is due in part to our increased net earnings before the significant increase in the provision for credit losses.

      Net cash used in investing activities for the years ended December 31, 2007, 2006 and 2005, was $665.4 million, $603.7 million, and $444.2 million, respectively. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $1,282.3 million, $1,019.0 million and $691.3 million in 2007, 2006 and 2005, respectively. Net cash used in investing activities is also affected by changes in the amounts of restricted cash and equivalents, which in turn, is affected by the timing and structure of our asset-backed securitization transactions. In December of 2006 and 2005, we completed securitization transactions which included a pre-funding component that resulted in specific restricted cash deposits of $70.3 million and $58.1 million at December 31, 2006 and 2005, respectively. In December 2007, we did not complete a securitization transaction with a pre-funding component and, as such, there was no corresponding restricted cash deposit at December 31, 2007.

      Net cash provided by financing activities for the year ended December 31, 2007, was $518.6 million compared with $507.7 million for the year ended December 31, 2006 and $378.4 million for the year ended December 31, 2005. Cash used or provided by financing activities is primarily attributable to the issuance or repayment of debt. We issued $1,035.9 million of securitization trust debt in 2007 as compared to $1,003.6 million in 2006 and $662.4 million in 2005. Issuances of securitization debt were offset by repayments of $685.9 million, $487.7 million and $282.6 million in 2007, 2006 and 2005, respectively.

      We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of December 31, 2007, we had $425 million in warehouse credit capacity, in the form of two $200 million facilities, and one $25 million subordinated facility. One $200 million facility provides funding for automobile contracts purchased under the TFC programs while both warehouse facilities provide funding for automobile contracts purchased under the CPS programs. The subordinated facility was established on January 12, 2007 and was scheduled to expire on January 12, 2008. We have entered into successive short-term extensions as we discuss longer term arrangements with the subordinated lenders and other prospective lenders.

      The first of two warehouse facilities mentioned above is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expires on November 14, 2008, although it is renewable with the mutual agreement of the parties. On November 8, 2006 the facility was increased from $150 million to $200 million and the maximum advance rate was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. On January 12, 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%. The advance rate is subject to the lender's valuation of the collateral which, in turn, is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations. Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 2.50% per annum while the subordinated notes accrue interest at a rate of one-month LIBOR plus 5.50% per annum. At December 31, 2007, $103.2 million was outstanding under this facility.

      The second of two warehouse facilities is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs. The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants. On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants. In February 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%.

The advance rate is subject to the lender's valuation of the collateral which, in turn, is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations. Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum while the subordinated notes accrue interest at a rate of one-month LIBOR plus 5.50% per annum. The facility expires on September 30, 2008, unless renewed by us and the lender before that time. At December 31, 2007, $132.7 million was outstanding under this facility. In January 2008 the interest rate on the subordinated notes increased to one-month LIBOR plus 12%.

      The balance outstanding under these warehouse facilities generally will increase as we purchase additional automobile contracts, until we effect a securitization utilizing automobile contracts warehoused in the facilities, at which time the balance outstanding will decrease.

      We securitized $1,118.1 million of automobile contracts in four private placement transactions during the year ended December 31, 2007, as compared to $957.7 million of automobile contracts in four private placement transactions during the year ended December 31, 2006. All of these transactions were structured as secured financings and, therefore, resulted in no gain on sale.

      In November 2005, we completed a securitization whereby a wholly-owned bankruptcy remote consolidated subsidiary of ours issued $45.8 million of asset-backed notes secured by its retained interest in 10 term securitization transactions. At December 31, 2006 there was $19.6 million outstanding on this facility and in May 2007 the notes were fully repaid. In December 2006 we entered into a $35 million residual credit facility that was secured by our retained interests in additional term securitizations. At December 31, 2006, there was $12.2 million outstanding under this facility. In July 2007, we established a combination term and revolving residual credit facility and used a portion of our initial draw under that facility to repay our remaining outstanding debt under the December 2006 $35 million residual facility.

      Under the combination term and revolving residual credit facility, we have used and intend to use eligible residual interests in securitizations as collateral for floating rate borrowings. The amount that we may borrow is computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the "revolving note"), and (ii) a $60 million Class A-2 term note (the "term note"). The term note has been fully drawn and is due in July 2009. As of December 31, 2007, we have drawn $10 million on the revolving note. The facility's revolving feature expires in July 2008.

      In our annual report on Form 10-K for December 31, 2006, we identified as one of our capital requirements our obligation to repay $25.0 million of outstanding senior secured debt by its maturity date of May 31, 2007. In July 2007, we used a portion of the term note under the combination term and revolving residual credit facility to repay our remaining outstanding senior secured debt, after having been partially repaid and amended with respect to the maturity date during the preceding quarter.

      Cash released to us from trusts and their related spread accounts related to the portfolio owned by consolidated subsidiaries for the years ended December 31, 2007, 2006 and 2005 was $2.7 million, $16.5 million and $23.1 million, respectively. Changes in the amount of credit enhancement required for term securitization transactions and releases from trusts and their related spread accounts are affected by the structure of the credit enhancement and the relative size, seasoning and performance of the various pools of automobile contracts securitized that make up our managed portfolio to which the respective spread accounts are related. The trend in our recent securitizations has been towards credit enhancements that require a lower proportion of spread account cash and a greater proportion of over collateralization. This trend has led to somewhat lower levels of restricted cash and releases from trusts relative to the size of our managed portfolio.

      The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. We may be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2007, we had unrestricted cash on hand of $20.9 million and available capacity from our warehouse credit facilities of $189.1 million. Warehouse capacity is subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Our plans to manage the need for liquidity include the completion of additional securitizations that would provide additional credit availability from the warehouse credit facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to purchase automobile contracts and interest income and other portfolio related income would decrease.

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

CONTRACTUAL OBLIGATIONS

      The following table summarizes our material contractual obligations as of December 31, 2007 (dollars in thousands):

                                                      PAYMENT DUE BY PERIOD (1)
                                     ---------------------------------------------------------
                                                 LESS THAN    1 TO 3      4 TO 5     MORE THAN
                                       TOTAL      1 YEAR       YEARS       YEARS      5 YEARS
                                     ---------   ---------   ---------   ---------   ---------
        Long Term Debt (2).........  $  98,133   $  18,351   $  78,389   $   1,363   $      30
        Operating Leases...........  $   6,956   $   3,172   $   2,290   $   1,248   $     246

(1) SECURITIZATION TRUST DEBT, IN THE AGGREGATE AMOUNT OF $1,798.3 MILLION AS OF DECEMBER 31, 2007, IS OMITTED FROM THIS TABLE BECAUSE IT BECOMES DUE AS AND WHEN THE RELATED RECEIVABLES BALANCE IS REDUCED. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $714.4 MILLION IN 2008, $530.9 MILLION IN 2009, $324.5 MILLION IN 2010, $168.7 MILLION IN 2011, $57.3 MILLION IN
      2012, AND $2.5 MILLION IN 2013.
(2) LONG-TERM DEBT INCLUDES RESIDUAL INTEREST DEBT AND SUBORDINATED RENEWABLE NOTES.

WAREHOUSE CREDIT FACILITIES

      The terms on which credit has been available to us for purchase of automobile contracts have varied over the three years 2005-2007 and through December 31, 2007, as shown in the following summary of our warehouse credit facilities:

      FACILITY IN USE FROM JUNE 2004 TO PRESENT. In June 2004, we (through our subsidiary Page Funding LLC) entered into a floating rate variable note purchase facility. Up to $200.0 million of senior notes may be outstanding under this facility at any time subject to certain collateral tests and other conditions. We use funds derived from this facility to purchase automobile contracts under the CPS programs and TFC programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow us to borrow up to approximately 93% of the principal balance of automobile contracts that we purchase under our CPS programs (up to 83.0% in the form of senior notes and the remainder in the form of subordinated notes), and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs. The advance rate is subject to the lender's valuation of the collateral which, in turn, is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations. Senior notes issued under this facility accrue interest at one-month LIBOR plus 2.00% per annum while the subordinated notes accrue interest at one-month LIBOR plus 5.50% per annum. The balance of notes outstanding related to this facility at December 31, 2006 was $132.7 million. Subsequent to December 31, 2007, the interest rate on the subordinated notes increased to one-month LIBOR plus 12%.

      FACILITY IN USE FROM NOVEMBER 2005 TO PRESENT. In November 2005, we (through our subsidiary Page Three Funding LLC) entered into a floating rate variable note purchase facility. Up to $200 million of notes may be outstanding under this facility at any time subject to certain collateral tests and other conditions. We use funds derived from this facility to purchase automobile contracts under the CPS programs, which are pledged to secure the notes. The collateral tests and other conditions generally allow us to borrow up to approximately 93.0% of the principal balance of the automobile contracts (up to 83.0% in the form of senior notes and the remainder in the form of subordinated notes). The advance rate is subject to the lender's valuation of the collateral which, in turn, is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations. Senior notes issued under this facility accrue interest at one-month LIBOR plus 2.50% per annum while the subordinated notes accrue interest at one-month LIBOR plus 5.50% per annum. The balance of notes outstanding related to this facility at December 31, 2006 was $103.2 million. Subsequent to December 31, 2007, the interest rate on the subordinated notes increased to one-month LIBOR plus 12%.

CAPITAL RESOURCES

      Securitization trust debt is repaid from collections on the related receivables, and becomes due in accordance with its terms as the principal amount of the related receivables is reduced. Although the securitization trust debt also has alternative final maturity dates, those dates are significantly later than the dates at which repayment of the related receivables is anticipated, and at no time in our history have any of our sponsored asset-backed securities reached those alternative final maturities.

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

CAPITALIZATION

      Over the period from January 1, 2005 through December 31, 2007 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

                                                          YEAR ENDED DECEMBER 31,
                                                ------------------------------------------
                                                    2007           2006           2005
                                                ------------   ------------   ------------
                                                          (Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance........................       $     31,378   $     43,745   $     22,204
     Issuances...........................             85,860         13,667         45,800
     Payments............................            (47,238)       (26,034)       (24,259)
                                                ------------   ------------   ------------
Ending balance...........................       $     70,000    $    31,378   $     43,745
                                                ============   ============   ============

SECURITIZATION TRUST DEBT:
Beginning balance........................       $  1,442,995   $    924,026   $    542,815
     Issuances...........................          1,035,864      1,003,645        662,350
     Payments............................           (680,557)      (484,676)      (281,139)
                                                ------------   ------------   ------------
Ending balance...........................       $  1,798,302   $  1,442,995   $    924,026
                                                ============   ============   ============

SENIOR SECURED DEBT, RELATED PARTY:
Beginning balance........................       $     25,000   $     40,000   $     59,829
     Issuances...........................                 --             --             --
     Payments............................            (25,000)       (15,000)       (19,829)
                                                ------------   ------------   ------------
Ending balance...........................       $         --   $     25,000   $     40,000
                                                ============   ============   ============

SUBORDINATED DEBT:
Beginning balance........................       $         --   $     14,000   $     15,000
     Payments............................                 --        (14,000)        (1,000)
                                                ------------   ------------   ------------
Ending balance...........................       $         --   $         --   $     14,000
                                                ============   ============   ============

SUBORDINATED RENEWABLE NOTES:
Beginning balance........................       $     13,574   $      4,655   $         --
     Issuances...........................             17,664          9,985          4,685
     Payments............................             (3,104)        (1,066)           (30)
                                                ------------   ------------   ------------
Ending balance...........................       $     28,134   $     13,574   $      4,655
                                                ============   ============   ============

      RESIDUAL INTEREST FINANCING. In March 2004, one of our wholly-owned bankruptcy remote consolidated subsidiaries issued $44.0 million of asset-backed notes secured by our retained interests in eight term securitization transactions. The notes were repaid in full in August 2005. In November 2005, we completed a similar securitization in which a wholly-owned bankruptcy remote consolidated subsidiary of ours issued $45.8 million of asset-backed notes secured by our retained interests in 10 term securitization transactions. Those notes were repaid in full in May 2007. In December 2006, we entered into a $35 million residual credit facility that is secured by our retained interests in more recent term securitizations. We repaid this facility in full in July 2007 in conjunction with the establishment of a combination term and revolving residual credit facility. Under the combination term and revolving residual credit facility, we have used and intend to use eligible residual interests in securitizations as collateral for floating rate borrowings. The amount that we may borrow is computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by
(i) a $60 million Class A-1 variable funding note (the "revolving note"), and
(ii) a $60 million term note (the "term note"). The term note has been fully drawn and is due in July 2009. As of December 31, 2007, we have drawn $10 million on the revolving note. The advance rate under the revolving note is subject to the lender's valuation of each residual interest pledged as collateral which, in turn, is primarily affected by the credit performance of the underlying residual interests and their related contracts. The facility's revolving feature expires in July 2008.

      SECURITIZATION TRUST DEBT. Since the third quarter of 2003, we have for financial accounting purposes, treated securitizations of automobile contracts as secured financings, and the asset-backed securities issued in such securitizations remain on our balance sheet as securitization trust debt.

      SENIOR SECURED DEBT. From 1998 to 2005, we entered into a series of financing transactions with Levine Leichtman Capital Partners, II. In July 2007 we repaid the final amounts due under these financing transactions.

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

      We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. We were in compliance with all such covenants as of December 31, 2007. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility.

FORWARD-LOOKING STATEMENTS

      This report on Form 10-K includes certain "forward-looking statements". Forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of contracts, which would affect our ability to purchase contracts, the terms on which we are able to finance such purchases, the willingness of dealers to sell contracts to us on the terms that it offers, and the terms on which we are able to complete term securitizations once contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel, and interest rates (which affect the rates that we pay on Notes issued in its securitizations). The statements concerning structuring securitization transactions as secured financings and the effects of such structures on financial items and on future profitability also are forward-looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase and sell contracts, any changes in that rate, the credit performance of such contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.

NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157", to partially defer FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 is effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which our effective date is January 1, 2009. We are in the process of evaluating SFAS No. 157 and do not believe it will have a significant effect on our financial position or results of operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

      Prior to July 2003, the Company structured its securitization transactions to meet the accounting criteria for sales of finance receivables. In this structure the notes issued by our special purpose subsidiary do not appear as debt on our consolidated balance sheet. See Critical Accounting Policies for a detailed discussion of our securitization structure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      We are subject to interest rate risk during the period between when contracts are purchased from dealers and when such contracts become part of a term securitization. Specifically, the interest rates on the warehouse facilities are adjustable while the interest rates on the contracts are fixed. Historically, our term securitization facilities have had fixed rates of interest. To mitigate some of this risk, we have in the past, and intend to continue to structure our securitization transactions to include pre-funding structures, whereby the amount of Notes issued exceeds the amount of contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we lock in the borrowing costs with respect to the contracts we subsequently deliver to the Trust. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the Notes outstanding, the amount as to which there can be no assurance.

      The following table provides information on our interest rate-sensitive financial instruments by expected maturity date as of December 31, 2007:

                                 2008           2009           2010           2011           2012        THEREAFTER     FAIR VALUE
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
                                                                      (In thousands)
Assets:
Finance receivables(1)...... $    819,401   $    629,958   $    392,109   $    205,507   $     71,890   $      6,889   $   2,125,754
Weighted average fixed
  effective interest rate...        18.24%         18.24%         18.23%         18.22%         18.20%         18.57%

LIABILITIES:
Warehouse lines of credit...      235,925              -              -              -              -              -         235,925
Weighted average variable
  effective interest rate...         7.35%
Residual interest
  financing.................       10,000         60,000              -              -              -              -          70,000
Weighted average variable
  effective interest rate...        10.96%
Securitization trust debt...      714,382        530,879        324,500        168,722         57,326          2,493       1,786,263
Weighted average fixed
  effective interest rate...         5.62%          5.70%          5.81%          5.94%          6.01%         6.44%
Subordinated renewable
  notes.....................        8,351          8,098          9,341            950          1,274           119          28,133
Weighted average fixed
  effective interest rate...        10.18%         12.13%         14.10%         11.69%         13.91%        10.03%

(1) BASED ON SCHEDULED PAYMENTS OF FINANCE RECEIVABLES AND EXCLUDING SUCH COMPONENTS AS DEFERRED ORIGINATIONS COSTS AND DEFERRED ACQUISITION FEES.

      Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of the dates shown in the table, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2007 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

      The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

      INTERNAL CONTROL. Management's Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

      Management, with the participation of the chief executive and chief financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this assessment, management, with the participation of the chief executive and chief financial officers, believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

      The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by McGladrey & Pullen, LLP, the independent registered public accounting firm that also audited our consolidated financial statements. McGladrey & Pullen's attestation report on our internal control over financial reporting is included with the audited financial statements included herein.

ITEM 9B. OTHER INFORMATION

      Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors of the registrant is incorporated by reference to the registrant's definitive proxy statement for its annual meeting of shareholders to be held in 2008 (the "2008 Proxy Statement"). The 2008 Proxy Statement will be filed not later than April 30, 2008. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference to the 2008 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Incorporated by reference to the 2008 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

      Incorporated by reference to the 2008 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Incorporated by reference to the 2008 Proxy Statement.

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

Exhibit
Number    Description       ("**" indicates compensatory plan or agreement.)
-------   ----------------------------------------------------------------------

2.1 Agreement and Plan of Merger, dated as of November 18, 2001, by and among the Registrant, CPS Mergersub, Inc. and MFN Financial Corporation. (Exhibit 2.1 to Form 8-K filed on November 19, 2001 by MFN Financial Corporation)

3.1       Restated Articles of Incorporation (Exhibit 3.1 to Form S-2, No.
          333-121913)

3.2       Amended and Restated Bylaws (Exhibit 3.2.1 to Form 8-K filed August
          17, 2007)

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

4.2 Form of Indenture re Renewable Unsecured Subordinated Notes ("RUS Notes"), (Exhibit 4.1 to Form S-2, no. 333-121913)

4.2.1     Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)


4.23 Indenture dated as of June 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-B (exhibit 4.23 to Form 8-K filed by the registrant on June 29, 2007)

4.24 Sale and Servicing Agreement dated as of June 1, 2007, related to notes issued by CPS Auto Receivables Trust 2007-B (exhibit 4.24 to Form 8-K filed by the registrant on June 29, 2007.)

4.25 Indenture dated as of September 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-C (exhibit 4.25 to Form 8-K filed by the registrant on November 2, 2007)

4.26 Sale and Servicing Agreement dated as of September 1, 2007, related to notes issued by CPS Auto Receivables Trust 2007-C (exhibit 4.26 to Form 8-K filed by the registrant on November 2, 2007.)

10.1 1991 Stock Option Plan & forms of Option Agreements thereunder (Exhibit 10.19 to Form S-2, no. 333-121913) **

10.2 1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **

10.2.1 Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **

10.4 Lease of Headquarters Building (Exhibit 10.22 to registrant's Form 10-Q filed Nov. 14, 1997)

10.5 Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among Page Funding LLC ("PFLLC"), the registrant and Wells Fargo Bank, N.A. ("WFBNA") (Exhibit 10.5 to registrant's Form 10-K filed March 9, 2007)

10.5.3 Amendment dated March 30, 2007 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among Page Funding LLC ("PFLLC"), the registrant and Wells Fargo Bank, N.A. ("WFBNA") (Exhibit 10.5.3 to registrant's Form 10-Q filed July 23,
          2007)

10.5.3 Amendment dated June 29, 2007 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among Page Funding LLC ("PFLLC"), the registrant and Wells Fargo Bank, N.A. ("WFBNA") (Exhibit 10.5.3 to registrant's Form 10-Q filed July 23,
          2007)

10.5.3 Amendment dated September 30, 2007 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among Page Funding LLC ("PFLLC"), the registrant and Wells Fargo Bank, N.A. ("WFBNA") (Exhibit 10.5.3 to registrant's Form 10-Q filed November 6,
          2007)

10.6 Second Amended & Restated Indenture dated as of February 14, 2007 by and between PFLLC and WFBNA (Exhibit 10.6 to registrant's Form 10-K filed March 9, 2007)

10.8 Second Amended & Restated Note Purchase Agreement dated as of February 14, 2007 by and among PFLLC, UBS Real Estate Securities Inc. and WFBNA (Exhibit 10.8 to registrant's Form 10-K filed March 9, 2007)

10.10 Amended & Restated Sale and Servicing Agreement dated as of January 12, 2007, among Page Three Funding LLC ("P3FLLC"), the registrant and WFBNA (Exhibit 10.10 to registrant's Form 10-K filed March 9, 2007)

10.11 Amended & Restated Indenture dated as of January 12, 2007 between P3FLLC and WFBNA (Exhibit 10.11 to registrant's Form 10-K filed March 9, 2007)

10.12 Amended & Restated Note Purchase Agreement dated as of January 12, 2007 among P3FLLC, the registrant and Bear, Stearns International Limited (Exhibit 10.12 to registrant's Form 10-K filed March 9, 2007)

10.14 2006 Long-Term Equity Incentive Plan (Appendix A to the registrant's proxy statement for its 2006 annual meeting of shareholders, filed on
          Schedule 14A on May 19, 2006)**

10.14.1 Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**

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

                                  CONSUMER PORTFOLIO SERVICES, INC. (REGISTRANT)

March 17, 2008                    By: /s/ CHARLES E. BRADLEY, JR.
                                      ------------------------------------------
                                      Charles E. Bradley, Jr., PRESIDENT

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 17, 2008                        /s/ CHARLES E. BRADLEY, JR.
                                      ------------------------------------------
                                      Charles E. Bradley, Jr., DIRECTOR,
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      (PRINCIPAL EXECUTIVE OFFICER)


March 17, 2008                        /s/ CHRIS A. ADAMS
                                      ------------------------------------------
                                      Chris A. Adams, DIRECTOR


March 17, 2008                        /s/ E. BRUCE FREDRIKSON
                                      ------------------------------------------
                                      E. Bruce Fredrikson, DIRECTOR


March 17, 2008                        /s/ BRIAN J. RAYHILL
                                      ------------------------------------------
                                      Brian J. Rayhill, DIRECTOR


March 17, 2008                        /s/ WILLIAM B. ROBERTS
                                      ------------------------------------------
                                      William B. Roberts, DIRECTOR


March 17, 2008                        /s/ JOHN C. WARNER
                                      ------------------------------------------
                                      John C. Warner, DIRECTOR


March 17, 2008                        /s/ GREGORY S. WASHER
                                      ------------------------------------------
                                      Gregory S. Washer, DIRECTOR


March 17, 2008                        /s/ DANIEL S. WOOD
                                      ------------------------------------------
                                      Daniel S. Wood, DIRECTOR


March 17, 2008                        /s/ JEFFREY P. FRITZ
                                      ------------------------------------------
                                      Jeffrey P. Fritz, SR. VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER
                                      (PRINCIPAL ACCOUNTING OFFICER)

                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                       REFERENCE
                                                                       ---------

Reports of Independent Registered Public Accounting Firm .............    F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006..........    F-4

Consolidated Statements of Operations for the years ended
   December 31, 2007, 2006, and 2005..................................    F-5

Consolidated Statements of Comprehensive Income for the
   years ended December 31, 2007, 2006, and 2005......................    F-6

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 2007, 2006, and 2005......................    F-7

Consolidated Statements of Cash Flows for the years
   ended December 31, 2007, 2006, and 2005............................    F-8

Notes to Consolidated Financial Statements ...........................    F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Consumer Portfolio Services, Inc.

      We have audited the consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

      As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consumer Portfolio Services, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

      The Company is currently marketing a pool of receivables for sale in a securitization. If the Company were unsuccessful in completing this sale, advances on its two revolving credit facilities would likely exceed, in May 2008, the maximums allowed under those facilities. See Note 1 for a discussion of the potential consequences of such an event.

/s/ McGladrey & Pullen, LLP


Irvine, California
March 17, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Consumer Portfolio Services, Inc.

      We have audited Consumer Portfolio Services, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in INTERNAL CONTROL-- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consumer Portfolio Services, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, Consumer Portfolio Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cashflows for each of the three years in the period ended December 31, 2007 of Consumer Portfolio Services, Inc. and subsidiaries and our report dated March 14, 2008 expressed an unqualified opinion and includes an explanatory paragraph regarding the potential effect on the Company if it is unseccessful in completing a sale of a pool of receivables.

/s/ McGladrey & Pullen, LLP

Irvine, California
March 17, 2008

                       CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              DECEMBER 31,       DECEMBER 31,
                                                                 2007                2006
                                                            ---------------    ---------------
ASSETS
Cash and cash equivalents                                   $        20,880    $        14,215
Restricted cash and equivalents                                     170,341            193,001

Finance receivables                                               2,068,004          1,480,794
Less: Allowance for finance credit losses                          (100,138)           (79,380)
                                                            ---------------    ---------------
Finance receivables, net                                          1,967,866          1,401,414

Residual interest in securitizations                                  2,274             13,795
Furniture and equipment, net                                          1,500                824
Deferred financing costs                                             15,482             12,702
Deferred tax assets, net                                             58,835             54,669
Accrued interest receivable                                          24,099             17,043
Other assets                                                         21,536             20,931
                                                            ---------------    ---------------
                                                            $     2,282,813    $     1,728,594
                                                            ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                       $        18,391    $        20,888
Warehouse lines of credit                                           235,925             72,950
Income taxes payable                                                 17,706             10,297
Residual interest financing                                          70,000             31,378
Securitization trust debt                                         1,798,302          1,442,995
Senior secured debt, related party                                       --             25,000
Subordinated renewable notes                                         28,134             13,574
                                                            ---------------    ---------------
                                                                  2,168,458          1,617,082
                                                            ---------------    ---------------

Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                              --                 --
Series A preferred stock, $1 par value;
   authorized 5,000,000 shares; none issued                              --                 --
Common stock, no par value; authorized
   30,000,000 shares; 19,525,042 and 21,504,688
   shares issued and outstanding at December 31, 2007 and
   2006, respectively                                                55,216             64,438
Additional paid in capital, warrants                                    794                794
Retained earnings                                                    60,794             48,031
Accumulated other comprehensive loss                                 (2,449)            (1,751)
                                                            ---------------    ---------------
                                                                    114,355            111,512
                                                            ---------------    ---------------
                                                            $     2,282,813    $     1,728,594
                                                            ===============    ===============


                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                    CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                 2007            2006            2005
                                             ------------    ------------    ------------

REVENUES:
Interest income                              $    370,265    $    263,566    $    171,834
Servicing fees                                      1,218           2,894           6,647
Other income                                       23,067          12,403          15,216
                                             ------------    ------------    ------------
                                                  394,550         278,863         193,697
                                             ------------    ------------    ------------
EXPENSES:
Employee costs                                     46,716          38,483          40,384
General and administrative                         24,959          23,197          23,095
Interest                                          137,543          87,510          44,148
Interest, related party                             1,646           5,602           7,521
Provision for credit losses                       137,272          92,057          58,987
Marketing                                          18,147          14,031          12,000
Occupancy                                           3,763           3,983           3,400
Depreciation and amortization                         547             800             790
                                             ------------    ------------    ------------
                                                  370,593         265,663         190,325
                                             ------------    ------------    ------------
Income before income tax expense (benefit)         23,957          13,200           3,372
Income tax expense (benefit)                       10,099         (26,355)             --
                                             ------------    ------------    ------------
Net income                                   $     13,858    $     39,555    $      3,372
                                             ============    ============    ============

Earnings per share:
  Basic                                      $       0.66    $       1.82    $       0.16
  Diluted                                            0.61            1.64            0.14

Number of shares used in computing
earnings per share:
  Basic                                            20,880          21,759          21,627
  Diluted                                          22,595          24,052          23,513


                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                    CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                      (IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                 2007            2006            2005
                                             ------------    ------------    ------------

Net income                                   $     13,858    $     39,555    $      3,372
Other comprehensive income (loss); minimum
     pension liability, net of tax                   (698)            678          (1,412)
                                             ------------    ------------    ------------
Comprehensive income                         $     13,160    $     40,233    $      1,960
                                             ============    ============    ============



               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                         CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                       (DOLLARS IN THOUSANDS)


                                                             Additional                   Accumulated
                                                              Paid-in                        Other
                                       Common Stock           Capital,      Retained     Comprehensive     Deferred
                                 Shares          Amount       Warrants      Earnings          Loss       Compensation     Total
                               -----------    ------------  ------------  -------------  --------------  -------------  ------------
Balance at
  December 31, 2004                21,471      $   66,283    $        -    $      5,104  $      (1,017)  $       (450)  $    69,920
Common stock issued
  upon exercise of
  options, including
  tax benefit                         415           1,311             -               -              -              -         1,311
Purchase of common stock             (199)         (1,040)            -               -              -              -        (1,040)
Pension benefit obligation              -               -             -               -         (1,412)             -        (1,412)
Valuation of warrants issued            -               -           794               -              -              -           794
Deferred compensation on
  stock options                         -             194             -               -              -           (194)            -
Amortization of stock
  compensation                          -               -             -               -              -            644           644
Net income                              -               -             -           3,372              -              -         3,372
                               -----------    ------------  ------------  -------------  --------------  -------------  ------------
Balance at
  December 31, 2005                21,687          66,748           794           8,476         (2,429)             -        73,589
Common stock issued
  upon exercise of
  options, including
  tax benefit                         553           2,254             -               -              -              -         2,254
Purchase of common stock             (735)         (4,808)            -               -              -              -        (4,808)
Pension benefit obligation              -               -             -               -            678              -           678
Stock-based compensation                -             244             -               -              -              -           244
Net income                              -               -             -          39,555              -              -        39,555
                               -----------    ------------  ------------  -------------  --------------  -------------  ------------
Balance at
  December 31, 2006                21,505          64,438           794          48,031         (1,751)             -       111,512
Common stock issued
  upon exercise of
  options, including
  tax benefit                         337           1,356             -               -              -              -         1,356
Purchase of common stock           (2,317)        (11,711)            -               -              -              -       (11,711)
Pension benefit obligation              -               -             -               -           (698)             -          (698)
Stock-based compensation                -           1,133             -               -              -              -         1,133
Adjustment to adopt FIN 48              -               -             -          (1,095)             -              -        (1,095)
Net income                              -               -             -          13,858              -              -        13,858
                               -----------    ------------  ------------  -------------  --------------  -------------  ------------
Balance at
  December 31, 2007                19,525      $   55,216    $      794    $     60,794  $      (2,449) $           -   $   114,355
                               ===========    ============  ============  =============  ==============  =============  ============


                                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                       CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (IN THOUSANDS)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------------
                                                                                2007              2006              2005
                                                                           --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $       13,858    $       39,555    $        3,372
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on write-up of residual asset                                            (6,155)           (1,200)               --
     Accretion of deferred acquisition fees                                       (16,761)          (11,912)          (10,851)
     Amortization of discount on Class B Notes                                      5,316             3,005             1,486
     Depreciation and amortization                                                    547               800               790
     Amortization of deferred financing costs                                       9,372             6,580             3,296
     Provision for credit losses                                                  137,272            92,057            58,987
     Share based compensation                                                       1,133               244               644
     Interest income on residual assets                                            (2,324)           (5,656)           (5,338)
     Cash received from residual interest in securitizations                       19,999            18,282            30,548
     Impairment charge against non-auto finanace receivable assets                     --                --             1,882
     Changes in assets and liabilities:
       Payments on restructuring accrual                                             (366)             (633)           (1,425)
       Accrued interest receivable                                                 (7,055)           (6,113)           (4,519)
       Other assets                                                                  (994)           (8,051)           (1,059)
       Deferred tax assets, net                                                    (3,738)          (47,138)           (7,532)
       Accounts payable and accrued expenses                                        3,311            12,629            (1,050)
                                                                           --------------    --------------    --------------
          Net cash provided by operating activities (see Notes 1 and 18)          153,415            92,449            69,231
                                                                           --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of finance receivables held for investment                        (1,282,312)       (1,019,018)         (691,252)
   Proceeds received on finance receivables held for investment                   595,347           451,037           279,730
   Decreases (increases) in restricted cash and cash equivalents, net              22,661           (35,338)          (32,549)
   Purchase of furniture and equipment                                             (1,087)             (412)             (166)
                                                                           --------------    --------------    --------------
          Net cash used in investing activities (see Notes 1 and 18)             (665,391)         (603,731)         (444,237)
                                                                           --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of securitization trust debt                          1,035,864         1,003,645           662,350
   Proceeds from issuance of other debt                                           103,523            23,652            50,485
   Net proceeds from warehouse lines of credit                                    162,975            37,599             1,071
   Repayment of securitization trust debt                                        (685,873)         (487,681)         (282,625)
   Repayment of senior secured debt, related party                                (25,000)          (15,000)          (19,829)
   Repayment of other debt                                                        (50,342)          (41,266)          (26,498)
   Payment of financing costs                                                     (12,151)          (10,687)           (6,796)
   Repurchase of common stock                                                     (11,711)           (4,808)           (1,040)
   Exercise of options and warrants                                                 1,118             1,555             1,311
   Excess tax benefit related to option exercises                                     238               699                --
                                                                           --------------    --------------    --------------
          Net cash provided by financing activities                               518,641           507,708           378,429
                                                                           --------------    --------------    --------------
Increase (decrease) in cash and cash equivalents                                    6,665            (3,574)            3,423
Cash and cash equivalents at beginning of period                                   14,215            17,789            14,366
                                                                           --------------    --------------    --------------
Cash and cash equivalents at end of period                                 $       20,880    $       14,215    $       17,789
                                                                           ==============    ==============    ==============

                                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                       CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (IN THOUSANDS)


                                                                                         YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------------
                                                                                2007              2006              2005
                                                                           --------------    --------------    --------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest                                                           $       121,631   $       81,628    $       45,929
        Income taxes                                                                 7,273           10,219             9,377

Supplemental disclosure of non-cash investing and financing activities:
      Pension benefit obligation, net                                                  698             (678)            1,412
      Value of warrants issued                                                           -                -               794




                                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                              F-9

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in California, Texas, Florida and Ohio represented 10.4%, 9.2%, 8.4% and 6.2%, respectively of contracts purchased during 2007 compared with 9.2%, 10.9%, 7.9% and 7.4%, respectively in 2006. No other state had a concentration in excess of 6.2%. We specialize in contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers' captive finance companies.

      We are subject to various regulations and laws as they relate to the extension of credit in consumer credit transactions. Although we believe we are currently in material compliance with these regulation and laws, there can be no assurance that we will be able to maintain such compliance. Failure to comply with such laws and regulations could have a material adverse effect on the Company.

ACQUISITIONS

      On March 8, 2002, we acquired MFN Financial Corporation and its subsidiaries in a merger (the "MFN Merger"). On May 20, 2003, we acquired TFC Enterprises, Inc. and its subsidiaries in a second merger (the "TFC Merger"). Each merger was accounted for as a purchase. MFN Financial Corporation and its subsidiaries ("MFN") and TFC Enterprises, Inc. and its subsidiaries ("TFC") were engaged in similar businesses: buying contracts from Dealers, financing those contracts through securitization transactions, and servicing those contracts. MFN ceased acquiring contracts in March 2002; TFC continues to acquire contracts under its "TFC Programs."

      On April 2, 2004, we purchased a portfolio of contracts and certain other assets (the "SeaWest Asset Acquisition") from SeaWest Financial Corporation ("SeaWest"). In addition, we were named the successor servicer for three term securitization transactions originally sponsored by SeaWest (the "SeaWest Third Party Portfolio"). We do not offer financing programs similar to those previously offered by SeaWest.

PRINCIPLES OF CONSOLIDATION

      The Consolidated Financial Statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries, certain of which are Special Purpose Subsidiaries ("SPS"), formed to accommodate the structures under which we purchase and securitize our contracts. The Consolidated Financial Statements also include the accounts of CPS Leasing, Inc., an 80% owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

      For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at two financial institutions. We maintain cash due from banks in excess of the bank's insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance.

      RECLASSIFICATION WITHIN THE CONSOLIDATED STATEMENT OF CASH FLOWS

      We have made a reclassification of an item within our consolidated statement of cash flows for the years ended December 31, 2006 and 2005. The reclassification affects only the totals for net cash provided by operating activities and net cash used in investing activities. There is no effect on the totals for net cash provided by financing activities or on the net increase (or decrease) in cash and cash equivalents for the periods shown. The reclassification does not affect our consolidated balance sheets, consolidated statements of operations or consolidated statements shareholders' equity.

      The following table illustrates the effect of the reclassification:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                December 31,                          December 31,
                                                                    2006                                  2006
                                                      -----------------------------------  -----------------------------------
                                                       As Previously                        As Previously
LINE ITEM FROM CONSOLIDATED STATEMENTS OF CASH            Reported       As Reclassified       Reported       As Reclassified
                                                                                   (In thousands)
Cash flows from operating activities:
Changes in assets and liabilities:
Restricted cash and cash equivalents, net........      $     (35,338)      $          -     $      (32,549)     $          -
Net cash provided by operating activities........      $      57,111       $     92,449     $       36,682      $     69,231

Cash flows from investing activities:
Decreases (increases) in restricted
     cash and cash equivalents, net..............      $           -       $    (35,338)    $            -      $    (32,549)
Net cash used in investing activities............      $    (568,393)      $   (603,731)    $     (411,688)     $   (444,237)


See also Note 18 "Reclassification within the Quarterly Consolidated Statements of Cash Flows".

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

      Our portfolio of finance receivables consists of smaller-balance homogeneous contracts that are collectively evaluated for impairment on a portfolio basis. We report delinquency on a contractual basis. Once a Contract becomes greater than 90 days delinquent, we do not recognize additional interest income until the borrower under the Contract makes sufficient payments to be less than 90 days delinquent. Any payments received on a Contract that is greater than 90 days delinquent is first applied to accrued interest and then to principal reduction.

ALLOWANCE FOR FINANCE CREDIT LOSSES

      In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies the finance receivable portfolio into separately identified pools based on their period of origination, then uses historical performance of seasoned pools to estimate future losses on current pools. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of finance receivable contracts. Provision for loss is charged to our Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of the underlying collateral and historical loss trends. As conditions change, our level of provisioning and/or allowance may change as well.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHARGE OFF POLICY

      Delinquent contracts for which the related financed vehicle has been repossessed are generally charged off at the earliest of (1) the month in which the proceeds from the sale of the financed vehicle were received, (2) the month in which 90 days have passed from the date of repossession or (3) the month in which the Contract becomes seven scheduled payments past due (see Repossessed and Other Assets below). The amount charged off is the remaining principal balance of the Contract, after the application of the net proceeds from the liquidation of the financed vehicle. With respect to delinquent contracts for which the related financed vehicle has not been repossessed, the remaining principal balance thereof is generally charged off no later than the end of the month that the Contract becomes five scheduled payments past due for CPS Program receivables, and no later than the end of the month that the Contract becomes seven scheduled payments past due for other receivables.

CONTRACT ACQUISITION FEES AND ORIGINATIONS COSTS

      Upon purchase of a Contract from a Dealer, we generally either charge or advance the Dealer an acquisition fee. Dealer acquisition fees and deferred originations costs are applied to the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the estimated life of the Contract using the interest method.

REPOSSESSED AND OTHER ASSETS

      If a customer fails to make or keep promises for payments, or if the customer is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the customer's payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to other assets at its estimated fair value less costs to sell. Included in other assets in the accompanying balance sheets are repossessed vehicles pending sale of $11.5 million and $10.1 million at December 31, 2007 and 2006, respectively.

      Included in Other Assets are non-finance receivable assets totaling $1.8 million as of December 31, 2006, net of a valuation allowance of $1.9 million. The valuation allowance was established in 2005 and is included in general and administrative expenses in the Company's Consolidated Statement of Operations. Included in the $1.9 million valuation allowance is $900,000 associated with related party receivables. These assets are no longer on the balance sheet as of December 31, 2007.

TREATMENT OF SECURITIZATIONS

      Prior to July 2003, dispositions of contracts in securitization transactions were structured as sales for financial accounting purposes. As a result, gain on sale was recognized on those securitization transactions in which the Company, or a wholly-owned, consolidated subsidiary of the Company, retained a residual interest in the contracts that were sold to a wholly-owned, unconsolidated special purpose subsidiary. These securitization transactions included "term" securitizations (the purchaser held the contracts for substantially their entire term) and "warehouse" securitizations (which financed the acquisition of the contracts for future sale into term securitizations).

      The line item "Residual interest in securitizations" on our Consolidated Balance Sheet represents the residual interests in term securitizations completed prior to July 2003. This line represents the discounted sum of expected future cash flows from recoveries on charge-offs from these securitization trusts. The terms of the securitizations provide us the option to repurchase the underlying receivables from the trust and retire the related bonds. Such repurchases are referred to as "clean-ups". When a clean-up takes place, we purchase the underlying receivables and record them on the balance sheet and remove that portion of the residual interest that is attributable to the trust that is terminated when the related bonds are retired. We conducted such clean-ups on the three remaining unconsolidated trusts during 2007. The remaining portion of the residual interest at December 31, 2007 represents an estimate of the future cash flows from recoveries on charge offs from clean-up securitizations and will remain on the balance sheet for some time until those particular cash flows are realized but in no case later than 84 months from the inception date of the term securitization .

      All securitizations since July 2003 have been structured as secured financings. The warehouse securitizations are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on our Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt."

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Our term securitization structure has generally been as follows:

      We sell contracts we acquire to a wholly-owned special purpose subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling our contracts. The SPS then transfers the same contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities ("Notes"), in a principal amount equal to or less than the aggregate principal balance of the contracts. We typically sell these contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to us are provided by us to the Trust. One or more investors purchase the Notes issued by the Trust (the "Noteholders"); the proceeds from the sale of the Notes are then used to purchase the contracts from us. We may retain or sell subordinated Notes issued by the Trust. We purchase a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior Notes, from an insurance company (a "Note Insurer"). In addition, we provide "Credit Enhancement" for the benefit of the Note Insurer and the Noteholders in three forms: (1) an initial cash deposit to a bank account (a "Spread Account") held by the Trust, (2) overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the contracts, and (3) in the form of subordinated Notes. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the contracts until the level of Credit Enhancement reaches specified levels which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied by Securitization Agreement. The Securitization Agreements generally grant us the option to repurchase the sold contracts from the Trust (i.e., a "clean-up call") when the aggregate outstanding balance of the contracts has amortized to a specified percentage of the initial aggregate balance.

      Our warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the contracts pledges the contracts to secure promissory notes that it issues, (ii) no increase in the required amount of Credit Enhancement is contemplated, and (iii) the Company does not purchase financial guaranty insurance. Upon each sale of contracts in a securitization structured as a secured financing, we retain on our Consolidated Balance Sheet the contracts securitized as assets and record the Notes issued in the transaction as indebtedness.

      Under the prior securitizations structured as sales for financial accounting purposes, we removed from our Consolidated Balance Sheet the contracts sold and added to our Consolidated Balance Sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that we retained in contracts sold in the securitization. That retained or residual interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) subordinated Notes retained, if any, and (d) receivables from the Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, the premium paid to the Note Insurer, and certain other expenses.

      We recognize gains or losses attributable to the changes in the estimated fair value of the Residuals. Gains in fair value are recognized as other income in the income statement with losses being recorded as an impairment loss in the income statement. We are not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, we determine the estimated fair value of the Residuals by discounting the amount of anticipated cash flows that we estimate will be released to us in the future (the cash out method), using a discount rate that we believe is appropriate for the risks involved. The anticipated cash flows may include collections from both current and charged off receivables. We have used an effective pre-tax discount rate of 14% per annum for cash flows from current receivables and 25% for cash flows from charged-off receivables.

      We receive periodic base servicing fees for the servicing and collection of the contracts. In addition, we are entitled to the cash flows from the Trusts that represent collections on the contracts in excess of the amounts required to pay principal and interest on the Notes, the base servicing fees, and the premium paid to the Note Insurer, and certain other fees (such as trustee and custodial fees). Required principal payments on the Notes are generally defined as the payments sufficient to keep the principal balance of the Notes equal to the aggregate principal balance of the related contracts (excluding those contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related Securitization Agreements require accelerated payment of principal until the principal balance of the Notes is reduced to the specified percentage. Such accelerated principal payment is said to create "overcollateralization" of the Notes.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      If the amount of cash required for payment of fees, interest and principal exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to us. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Cash in the Spread Accounts is restricted from our use. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. In determining the value of the Residuals, we have estimated the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. Our estimates are based on historical performance of comparable contracts.

      Following a securitization that is structured as a sale for financial accounting purposes, interest income is recognized on the balance of the Residuals. In addition, we will recognize as a gain additional revenue from the Residuals if the actual performance of the contracts is better than our estimate of the value of the residual. If the actual performance of the contracts were worse than our estimate, then a downward adjustment to the carrying value of the Residuals and a related impairment charge would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

      In all our term securitizations, whether treated as secured financings or as sales, we have transferred the receivables (through a subsidiary) to the securitization Trust. The difference between the two structures is that in securitizations that are treated as secured financings we report the assets and liabilities of the securitization Trust on our Consolidated Balance Sheet. Under both structures the Noteholders' and the related securitization Trusts' recourse to us for failure of the contract obligors to make payments on a timely basis is limited to our Finance receivables, Spread Accounts and Residuals.

SERVICING

      We consider the contractual servicing fee received on our managed portfolio held by non-consolidated subsidiaries to be equal to adequate compensation. As a result, no servicing asset or liability has been recognized. Servicing fees received on the managed portfolio held by non-consolidated subsidiaries are reported as income when earned. Servicing fees received on the managed portfolio held by consolidated subsidiaries are included in interest income when earned. Servicing costs are charged to expense as incurred. Servicing fees receivable, which are included in Other Assets in the accompanying balance sheets, represent fees earned but not yet remitted to us by the trustee.

FURNITURE AND EQUIPMENT

      Furniture and equipment are stated at cost net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets held under capital leases and leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms. Amortization expense on assets acquired under capital lease is included with depreciation expense on Company owned assets.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER INCOME

      Other Income consists primarily of gains recognized on our Residual interest in securitizations, recoveries on previously charged off CPS and MFN contracts, fees paid to us by Dealers for certain direct mail services we provide and proceeds from the sale of previously charged-off receivables to independent third parties. The gain recognized related to the Residual interest was $6.2 million for 2007 and $1.2 million for 2006. There were no gains recognized in 2005. The recoveries on the charged-off CPS contracts relate to contracts from previously unconsolidated trusts and MFN contracts acquired in the MFN acquisition. These recoveries totaled $3.0 million, $4.3 million and $4.9 million for the years ended 2007, 2006 and 2005, respectively. The direct mail revenues were $5.3 million, $3.8 million and $4.5 million for 2007, 2006 and 2005, respectively. The proceeds from the sale of previously charged-off receivables to independent third parties were $1.8 million in 2007 and $2.7 million in 2005.

EARNINGS PER SHARE

      The following table illustrates the computation of basic and diluted earnings per share:

                                                                    2007          2006          2005
                                                                 -----------   -----------   ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
Numerator for basic and diluted earnings per share............   $    13,858   $    39,555   $    3,372
                                                                 ===========   ===========   ==========
Denominator:
Denominator for basic earnings per share
   - weighted average number of common shares
   outstanding during the year................................        20,880        21,759       21,627
Incremental common shares attributable to exercise
   of outstanding options and warrants........................         1,715         2,293        1,886
                                                                 -----------   -----------   ----------
Denominator for diluted earnings per share....................        22,595        24,052       23,513
                                                                 ===========   ===========   ==========
Basic earnings per share......................................   $      0.66   $      1.82   $     0.16
                                                                 ===========   ===========   ==========
Diluted earnings per share....................................   $      0.61   $      1.64   $     0.14
                                                                 ===========   ===========   ==========

      Incremental shares of 1,539,000, 950,000 and 639,000 related to stock options have been excluded from the diluted earnings per share calculation for the year ended December 31, 2007, 2006 and 2005, respectively, because the effect is anti-dilutive.

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

      In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES". FIN 48 is an interpretation of "Statement of Financial Accounting Standards No. 109", which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an undertain tax position may be recognized if it is "more likely than not" that the position is sustainable based solely on its technical merits. We adopted FIN 48 on January 1, 2007.

PURCHASES OF COMPANY STOCK

      We record purchases of our own common stock at cost and treat the shares as retired.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PLAN

      Effective January 1, 2006, we adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Under the modified prospective approach, Employee Costs include all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the effect of adopting the new standard.

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

      In December 2005, the Compensation Committee of the Board of Directors approved accelerated vesting of all the outstanding stock options. Options to purchase 2,113,998 shares of our common stock, which would otherwise have vested from time to time through 2010, became immediately exercisable as a result of the acceleration of vesting. The decision to accelerate the vesting of the options was made primarily to reduce non-cash compensation expenses that would have been recorded in the income statement upon the adoption of SFAS 123(R) in January 2006. We estimate that approximately $3.5 million of future non-cash compensation expense was eliminated as a result of the acceleration of vesting.

      At the time of the acceleration of vesting, we accounted for stock options in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, the acceleration of vesting resulted in non-cash compensation charge of $427,000 for the year ended December 31, 2005.

      The per share weighted-average fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005, was $2.89, $3.39, and $3.07,
respectively. That fair value was estimated using the Black-Scholes option-pricing model using the weighted average assumptions noted in the following table. We estimate the expected life of each option as the average of the vesting period and the contractual life of the option. The volatility estimate is based on the historical volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 36% to 48% for 2007, 34% to 50% for 2006 and 51% to 63% for 2005. The risk-free interest rate is based on the yield on a US Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

                                                 YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                              2007        2006        2005
                                           ----------  ----------  ----------
Expected life (years)..................       5.94        5.69        6.50
Risk-free interest rate................       4.54 %      4.80 %      4.32 %
Volatility.............................         46 %        47 %        57 %
Expected dividend yield................          -           -           -

      Prior to the adoption of SFAS 123(R) on January 1, 2006, compensation cost had been recognized for certain stock options in the Consolidated Financial Statements in accordance with APB Opinion No. 25. Had we determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," our net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below.

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                   --------------
                                                        2005
                                                   --------------
                                                   (IN THOUSANDS,
                                                     EXCEPT PER
                                                    SHARE DATA)

Net income (loss)
   As reported.........................             $      3,372
   Pro forma...........................                     (648)
Earnings (loss) per share - basic
   As reported.........................             $       0.16
   Pro forma...........................                    (0.03)
Earnings (loss) per share - diluted
   As reported.........................             $       0.14
   Pro forma...........................                    (0.03)

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157", to partially defer FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 is effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which our effective date is January 1, 2009. We are in the process of evaluating SFAS No. 157 and do not believe it will have a significant effect on our financial position or results of operations.

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

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, valuing the Residuals, accreting discounts and acquisition fees, amortizing deferred costs, the recording of deferred tax assets and reserves for uncertain tax positions. These are material estimates that could be susceptible to changes in the near term and, accordingly, actual results could differ from those estimates.

RECLASSIFICATION

      Certain amounts for the prior years have been reclassified to conform to the current year's presentation with no effect on previously reported earnings or shareholders' equity.

UNCERTAINTY OF CAPITAL MARKETS

      We are dependent upon the continued availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 47 term securitizations comprising approximately $6.1 billion in contracts. We conducted four term securitizations in 2006 and four in 2007, including our most recent in September 2007. However, within the period of approximately four months prior to the filing of this report, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, increased financial guaranty premiums and reduced demand for asset-backed securities, including for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. We believe that these adverse changes in the capital markets are primarily the result of widespread defaults of sub-prime mortgages securing a variety of term securitizations and related financial instruments, including instruments carrying financial guarantees similar to those we typically obtain for our own term securitizations.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      We have not securitized a pool of receivables since September 2007. As a result, we are approaching the limits of our warehouse credit facilities, as discussed below. We have engaged an investment banker to securitize our receivables prior to reaching those limits; however, there is no assurance that we will be able to do so. We expect the structure of our next securitization to include substantially greater credit enhancement than recent past securitizations, including larger spread accounts, greater over-collateralization, a greater portion of subordinated bonds, or a combination of any or all of such forms of enhancement. All such forms of greater credit enhancement are likely to reduce the amount of cash available to us, both at inception of the securitization, and over the life of the transaction. Moreover, due to current conditions in the capital markets, we believe that any securitization transactions that we may execute during 2008 are likely to include substantially higher costs to us in the form of higher premiums for financial guaranty insurance, higher interest rates paid on the bonds sold by the securitization trust and greater discounts given to the purchasers of subordinated bonds.

      The adverse changes that have taken place in the market to date have resulted in a substantial extension of the period during which our automobile contracts are financed through our warehouse credit facilities, which has burdened our financing capabilities, and has caused us to curtail our purchase of such automobile contracts. If the current adverse circumstances that have affected the capital markets preclude us from completing a securitization of our receivables, we may exhaust the capacity of our warehouse credit facilities which would cause us to further curtail or cease our purchases of new automobile contracts. Further adverse changes in the capital markets might result in our inability to securitize automobile contracts which could lead to a material adverse effect on our operations.

      If we were unable to securitize a pool of receivables by May 2008, we would likely be in default under the terms of our two revolving warehouse facilities. The defaults would arise because a significant portion of the collateral securing those facilities (pledged automobile contracts) would have been held for more than 180 days and would no longer be eligible for inclusion in each facilities computed "borrowing base." The result would be a reduction in the amount that we would be allowed to borrow under those facilities, without a corresponding reduction in the amount of indebtedness outstanding. We would expect the warehouse facilities to be in default, as the outstanding indebtedness exceeded the permitted amount. In the event of such a default, and assuming no waiver or modification of the underlying agreements, the warehouse lenders would be entitled (1) to receive a default rate of interest, (2) to accelerate the maturity of the outstanding indebtedness, and then to apply all cashflows attributable to the pledged collateral toward accelerated payment of the debt, (3) to terminate us as servicer of the pledged contracts, and (4) to sell the pledged contracts and to apply the proceeds to the debt. We may choose to sell in whole-loan sale transactions some portion of the most seasoned contracts pledged to the warehouse facilities which would postpone a likely default from May 2008 until some future period. There is no assurance that we will be able to complete such whole-loan sales.

      If such circumstances caused both warehouse facilities to be unavailable to us, our failure to maintain an available warehouse facility would be a default under two of our 19 outstanding securitization transactions, which are the two that have issued asset-backed securities guaranteed by MBIA Insurance Corporation, and which are named CPS Auto Receivables Trust 2006-B and CPS Auto Receivables Trust 2007-A. Such a default, unless waived, would give MBIA certain rights, including (1) assessing a default insurance premium, (2) trapping excess cash to be retained in the restricted cash spread accounts related to those trusts, and (3) terminating our appointment as servicer of the related contracts.

      If we were to be terminated as servicer of two or more securitized pools, that termination would in turn be a default under our combined term and revolving residual interest financing facility. Any such default, unless waived, would permit the residual interest lender to declare all amounts then outstanding immediately due and payable, which would result in cash releases from securitizations pledged to the combined term and residual interest facility being diverted to pay principal and interest due thereunder. Such a diversion of cash to pay down the residual interest facility would significantly decrease the cash available to us to conduct operations and would likely cause us to significantly curtail, if not cease altogether, further purchases of contracts. In any case, the revolving portion of the combined facility matures in July 2008, at which time we intend either to negotiate a renewal with the residual interest lender or to obtain other long-term financing to repay that debt. There can be no assurance that we will be able to do either.

      If a default under one or both of the revolving warehouse facilities occurs, and one or both lenders exercised their option to sell the related contracts to satisfy the warehouse debt, we may incur a loss on such sale of the contracts. If the loss were significant, and together with our other results from operations were to result in a significant operating loss for a quarter, such loss could result in an event of default under agreements related to five others of our 19 outstanding securitization transactions, which are those that have issued asset-backed securities guaranteed by XL Capital Assurance Inc. Such a default, unless waived, would give XL Capital certain rights, including (1) assessing a default insurance premium, (2) trapping excess cash to be retained in the restricted cash spread accounts related to those trusts, and (3) terminating our appointment as servicer of the related contracts. However, we believe that transfers of servicing of securitized sub-prime automobile portfolios are rare and would likely have a negative effect on the performance of the portfolios.

      Our financing structures are complex. Our warehouse, securitization and residual interest financings all employ bankruptcy-remote, wholly-owned, special purpose entities which serve to isolate pledged assets and the related debt from the parent entity, Consumer Portfolio Services, Inc. One effect of these structures is to limit lenders' and insurers' recourse to rights related to their respective collateral. Such rights include termination of CPS as servicer of the related collateral, and foreclosure sale of the related collateral.

      If we were unable to securitize a pool of receivables within some 30 to 60 days following this filing and one or more of the events of default and related actions described above should occur, our sources of liquidity would be materially impaired. In that event, we would attempt to reduce our uses of cash by a corresponding amount, principally by significantly curtailing, or by ceasing altogether, to purchase automobile contracts. When we choose to reduce purchases of automobile contracts, as we have recently done as a result of the uncertainty in the capital markets, we do so by (1) tightening our contract purchase criteria, resulting in more selective purchases, (2) withdrawing from selected geographic markets, and (3) terminating selected marketing representatives and dealer relationships.

      Although we believe that such reductions in contract purchases would allow us to continue operations even in the face of such events of default and related actions as are described above, a sufficiently steep decrease in our purchases of automobile contracts would result in a decrease in the size of our portfolio of automobile contracts. Such a decrease in portfolio size, together with the effect of some or all of the possible actions associated with the events of default described above, could have a material adverse effect on our cash flows and results of operations. However, continuing cashflows otherwise available to us would be sufficient to meet our remaining operating needs in the near term.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)   RESTRICTED CASH

      Restricted cash is comprised of the following components:

                                                          DECEMBER 31,
                                                   ------------------------
                                                      2007          2006
                                                   -----------  -----------
                                                        (IN THOUSANDS)
      Securitization trust accounts...........     $   170,191  $   192,851
      Other...................................             150          150
                                                   -----------  -----------
      Total restricted cash...................     $   170,341  $   193,001
                                                   ===========  ===========

      Certain of our financing agreements require that we establish cash reserves for the benefit of the other parties to the agreements, in case those parties are subject to any claims or exposure.

(3)   FINANCE RECEIVABLES

      The following table presents the components of Finance Receivables, net of unearned interest:

                                                       DECEMBER 31,     DECEMBER 31,
                                                           2007             2006
                                                      --------------   --------------
Finance Receivables                                          (IN THOUSANDS)
  Automobile
    Simple Interest.................................  $    2,077,542   $    1,474,126
    Pre-compute, net of unearned interest...........          14,350           29,251
                                                      --------------   --------------
    Finance Receivables, net of unearned interest...       2,091,892        1,503,377
    Less: Unearned acquisition fees and discounts...         (23,888)         (22,583)
                                                      --------------   --------------
    Finance Receivables.............................  $    2,068,004   $    1,480,794
                                                      ==============   ==============

      Finance receivables totaling $28.5 million and $12.2 million at December 31, 2007 and 2006, respectively, have been placed on non-accrual status as a result of their delinquency status.

      The following table presents a summary of the activity for the allowance for credit losses, for the years ended December 31, 2007, 2006 and 2005:

                                                              DECEMBER 31,
                                               ------------------------------------------
                                                   2007           2006            2005
                                               ------------   ------------   ------------
                                                             (IN THOUSANDS)
Balance at beginning of year...............    $     79,380   $     57,728   $     42,615
Provision for credit losses................         137,272         92,057         58,987
Charge-offs................................        (140,963)       (88,335)       (55,978)
Recoveries.................................          24,449         17,930         12,104
                                               ------------   ------------   ------------
Balance at end of year.....................    $    100,138   $     79,380   $     57,728
                                               ============   ============   ============

      Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses.

                                                        DECEMBER 31,
                                                ---------------------------
                                                    2007           2006
                                                ------------   ------------
                                                       (IN THOUSANDS)

Gross balance of repossessions
   in inventory..........................       $     33,380   $     22,970
Allowance for losses on
   repossessed inventory ................            (21,849)       (12,862)
                                                ------------   ------------
Net repossessed inventory
   included in other assets..............       $     11,531   $     10,108
                                                ============   ============

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)   RESIDUAL INTEREST IN SECURITIZATIONS

      The following table presents the components of the residual interest in securitizations:

                                                                           DECEMBER 31,
                                                                  ---------------------------
                                                                      2007          2006
                                                                  ------------   ------------
                                                                        (IN THOUSANDS)
Cash, commercial paper, United States government securities
   and other qualifying investments (Spread Accounts).........    $         -    $      9,987
Receivables from Trusts (NIRs) and recoveries of previously
   charged-off receivables....................................          2,274             808
Overcollateralization.........................................              -           3,000
                                                                  -----------    ------------
Residual interest in securitizations..........................    $     2,274    $     13,795
                                                                  ===========    ============

      The key economic assumptions used in measuring all residual interest in securitizations as of December 31, 2006 are cumulative prepayment speeds ranging from 23% to 32% and cumulative net credit losses ranging from 12% to 15%. As of December 31, 2007 we have exercised our clean-up call option on all unconsolidated securitization transactions that were outstanding as of December 31, 2006. The remaining residual asset relates to an estimate of cash flows from charged off receivables related to our securitizations from 2001 to 2003, for which we have used a discount rate of 25%, which is consistent with previous periods.

      The effect of a 20% adverse change to the fair value of residual cash flows at December 31, 2007 would result in a decrease of $98,000 to the value of the asset recorded.

      The following table summarizes the cash flows received from (paid to) our unconsolidated securitization Trusts:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2007           2006         2005
                                                        ------------   ------------   ------------
                                                                      (IN THOUSANDS)
Releases of cash from Spread Accounts..............     $     10,641   $      5,565   $      7,420
Servicing Fees received............................              405          2,435          4,490
Purchase of delinquent or foreclosed assets........           (1,384)        (9,068)       (22,682)
Repurchase of trust assets.........................          (23,359)        (8,064)        (9,658)

(5)   FURNITURE AND EQUIPMENT

      The following table presents the components of furniture and equipment:

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   2007            2006
                                                                -----------    -----------
                                                                      (IN THOUSANDS)

         Furniture and fixtures............................     $     3,996    $     3,846
         Computer and telephone equipment..................           5,680          5,107
         Leasing assets....................................             673            673
         Leasehold improvements............................           1,085            666
         Other fixed assets................................              17             71
                                                                -----------    -----------
                                                                     11,451         10,363
         Less: accumulated depreciation and amortization...          (9,951)        (9,539)
                                                                -----------    -----------
                                                                $     1,500    $       824
                                                                ===========    ===========

      Depreciation expense totaled $406,000, $667,000 and $654,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

(6)   RESTRUCTURING ACCRUALS

MFN MERGER

      In connection with the MFN Merger in 2002, we subsequently terminated the MFN origination activities and consolidated certain activities of MFN. In connection with these changes, we recognized certain liabilities related to the costs to exit these activities and terminate the affected employees of MFN. These activities included service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. Of these liabilities recognized at the merger date in the amount of $6.2 million, none of these liabilities remain outstanding at December 31, 2007 compared with $366,000 outstanding at December 31, 2006.

TFC MERGER

      In connection with the TFC Merger in 2003, we consolidated certain activities of CPS and TFC. As a result of this consolidation, we recognized certain liabilities related to the costs to integrate and terminate affected employees of TFC. These activities included service departments such as accounting, finance, human resources, information technology, administration, payroll and executive management. The total liabilities recognized at the time of the merger was $4.5 million. As of December 31, 2006, none of these liabilities remain outstanding.

(7)   SECURITIZATION TRUST DEBT

      We have completed a number of term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our consolidated balance sheets as "Securitization trust debt," and the components of such debt are summarized in the following table:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         WEIGHTED
                              FINAL       RECEIVABLES                   OUTSTANDING    OUTSTANDING       AVERAGE
                            SCHEDULED      PLEDGED AT                   PRINCIPAL AT   PRINCIPAL AT  INTEREST RATE AT
                             PAYMENT      DECEMBER 31,     INITIAL      DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
         SERIES             DATE (1)         2007         PRINCIPAL         2007           2006            2007
----------------------- ---------------- -------------  -------------- -------------- -------------- -----------------
                                                            (DOLLARS IN THOUSANDS)
CPS 2003-C                   March 2010  $       5,771  $       87,500 $        5,683 $       14,815            3.57%
CPS 2003-D                 October 2010          6,815          75,000          6,695         15,191            3.91%
CPS 2004-A                 October 2010          9,675          82,094          9,849         21,608            4.32%
PCR 2004-1                          N/A              -          76,257              -          8,097                -
CPS 2004-B                February 2011         14,834          96,369         14,937         29,437            4.17%
CPS 2004-C                   April 2011         18,626         100,000         18,763         35,480            4.24%
CPS 2004-D                December 2011         26,209         120,000         25,994         47,384            4.44%
CPS 2005-A                 October 2011         36,457         137,500         34,154         62,610            5.30%
CPS 2005-B                February 2012         42,748         130,625         39,008         70,933            4.68%
CPS 2005-C                     May 2012         72,759         183,300         67,834        117,434            5.11%
CPS 2005-TFC                  July 2012         25,666          72,525         24,654         45,444            5.76%
CPS 2005-D                    July 2012         63,007         145,000         61,857        100,615            5.68%
CPS 2006-A                November 2012        122,912         245,000        120,667        195,822            5.30%
CPS 2006-B                 January 2013        147,589         257,500        144,941        224,478            6.30%
CPS 2006-C                    July 2013        162,565         247,500        159,308        236,139            5.62%
CPS 2006-D                  August 2013        162,961         220,000        159,384        217,508            5.61%
CPS 2007-A                November 2013        239,038         290,000        233,092            N/A            5.61%
CPS 2007-TFC              December 2013         85,894         113,293         84,685            N/A            5.79%
CPS 2007-B                 January 2014        283,173         314,999        277,878            N/A            5.99%
CPS 2007-C                     May 2014        314,065         327,499        308,919            N/A            5.99%
                                         -------------  -------------- -------------- --------------
                                         $   1,840,764  $    3,321,961 $    1,798,302 $    1,442,995
                                         =============  ============== ============== ==============

--------------------
      (1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $714.4 MILLION IN 2008, $530.9 MILLION IN 2009, $324.5 MILLION IN 2010, $168.7 MILLION IN 2011, $57.3 MILLION IN 2012, AND $2.5 MILLION IN 2013.

      All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued through wholly-owned, bankruptcy remote subsidiaries of CPS, TFC or MFN, and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal and interest payments on the senior notes are guaranteed by financial guaranty insurance policies.

      The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. We were in compliance with all such covenants as of December 31, 2007.

      We are responsible for the administration and collection of the contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of December 31, 2007, restricted cash under the various agreements totaled approximately $170.2 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of transaction costs, and amortization of discounts given on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)   DEBT

      The terms of our debt outstanding at December 31, 2007 and 2006 are summarized below:

                                                                                      December 31,
                                                                              -------------------------
                                                                                  2007          2006
                                                                                  ----          ----
                                                                                    (In thousands)
      RESIDUAL INTEREST FINANCING
      Notes secured by our residual interests in securitizations.
      The notes outstanding at December 31, 2006 were paid off
      in July 2007 and replaced with a new $120 million residual financing facility. This facility, a combined $60 million
      term facility and a $60 million revolving residual credit
      facility, is secured by residual interests in 16
      securitizations. The $60 million term note was drawn in
      July 2007, is outstanding at December 31, 2007, and is due in July 2009. It bears interest at 6.5% over LIBOR. The $60 million revolving facility has an outstanding balance of $10 million and is due in July 2008. It bears interest at 5.5%
      over LIBOR.                                                             $    70,000   $    31,378

      SENIOR SECURED DEBT, RELATED PARTY
      Notes payable to Levine Leichtman Capital Partners II, L.P.
      ("LLCP"). The notes consisted of separate term notes that
      each accrue interest at 11.75% per annum, required monthly interest payments and were due in June and July 2007, after having been amended from higher rates and earlier maturities.
      We incurred issuance and amendment fees aggregating $1.3
      million in relation to these notes.                                              --        25,000


      SUBORDINATED RENEWABLE NOTES
      Notes bearing interest ranging from 6.00% to 14.91%, with a weighted average rate of 12.23%, and with maturities from
      January 2008 to December 2017 with a weighted average
      maturity of July 2010. We began issuing the notes in June
      2005 and incurred issuance costs of $250,000. Payments are made monthly, quarterly, annually or upon maturity based on
      the terms of the individual notes.                                           28,134        13,574
                                                                              -----------   -----------
                                                                              $    98,134   $    69,952
                                                                              ===========   ===========

      The outstanding debt on our two warehouse facilities was $235.9 million and $73.0 million as of December 31, 2007 and 2006, respectively. See Note 16 for a discussion of our warehouse lines of credit.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The costs incurred in conjunction with the above debt are recorded as deferred financing costs on the accompanying balance sheets and is more fully described in Note 1.

      We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization and maximum financial losses. Further covenants include matters relating to investments, acquisitions, restricted payments and certain dividend restrictions.

      The following table summarizes the contractual and expected maturity amounts of debt as of December 31, 2007:

                           RESIDUAL        RENEWABLE
CONTRACTUAL MATURITY       INTEREST      SUBORDINATED
        DATE              FINANCING          NOTES             TOTAL
-----------------------  ------------     ------------     ------------
                                         (In thousands)
2008.................    $     10,000     $      8,351     $     18,351
2009.................          60,000            8,098           68,098
2010.................               -            9,341            9,341
2011.................               -              950              950
2012.................               -            1,274            1,274
Thereafter...........               -              120              120
                         ------------     ------------     ------------
                         $     70,000     $     28,134     $     98,134
                         ============     ============     ============

(9)   SHAREHOLDERS' EQUITY

COMMON STOCK

      Holders of common stock are entitled to such dividends as our Board of Directors, in its discretion, may declare out of funds available, subject to the terms of any outstanding shares of preferred stock and other restrictions. In the event of liquidation of the Company, holders of common stock are entitled to receive, pro rata, all of the assets of the Company available for distribution, after payment of any liquidation preference to the holders of outstanding shares of preferred stock. Holders of the shares of common stock have no conversion or preemptive or other subscription rights and there are no redemption or sinking fund provisions applicable to the common stock.

      We are required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines of credit, senior debt, residual interest financing and subordinated debt. The covenants restrict the payment of certain distributions, including dividends (See Note 8.).

      Included in compensation expense for the years ended December 31, 2007, 2006, and 2005, is $1.1 million, $244,000, and $644,000 related to the amortization of deferred compensation expense and valuation of stock options.

STOCK PURCHASES

      At four different times between 2000 and 2007, our Board of Directors, authorized us to purchase a total of up to $27.5 million of our securities. As of December 31, 2007, we had purchased $5.0 million in principal amount of the debt securities, and $21.5 million of our common stock, representing 5,417,592 shares.

OPTIONS AND WARRANTS

      In July 1997, the Company adopted and its shareholders approved the 1997 Long-Term Incentive Plan (the "1997 Plan") pursuant to which our Board of Directors may grant stock options, restricted stock and stock appreciation rights to employees, directors or employees of entities in which we have a controlling or significant equity interest. Options that have been granted under the 1997 Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over five years. Subsequent amendments to the 1997 Plan have increased the aggregate maximum 6,900,000 shares. There are no shares available for grant in the 1997 Plan as of December 31, 2007.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In 2006, the Company adopted and its shareholders approved the CPS 2006 Long-Term Equity Incentive Plan (the "2006 Plan") pursuant to which our Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to our employees or our subsidiaries, to directors of the Company, and to individuals acting as consultants to the Company or its subsidiaries. In June 2007, the shareholders of the Company approved an amendment to the 2006 Plan to increase the maximum number of shares that may be subject to awards under the 2006 Plan from 1,500,000 to 3,000,000. Options that have been granted under the 2006 Plan have been granted at an exercise price equal to (or greater than) the stock's fair market value at the date of the grant, with terms of 10 years and vesting generally over five years.

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

      For the year ended December 31, 2007, we recorded stock-based compensation costs in the amount of $1.1 million. As of December 31, 2007, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.2 million. This amount will be recognized as expense over a weighted-average period of 4.1 years.

      At December 31, 2007, the aggregate intrinsic value of options outstanding and exercisable was $2.7 million. The total intrinsic value of options exercised was $1.0 million, $2.2 million, and $1.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. New shares were issued for all options exercised during the years ended December 31, 2007, 2006 and 2005. At December 31, 2007, there were a total of 760,000 additional shares available for grant under the 2006 Plan.

      Stock option activity for the year ended December 31, 2007 is as follows:

                                                                                             WEIGHTED
                                                         NUMBER OF        WEIGHTED           AVERAGE
                                                          SHARES          AVERAGE           REMAINING
                                                      (IN THOUSANDS)   EXERCISE PRICE    CONTRACTUAL TERM
                                                      --------------   --------------    ----------------
Options outstanding at the beginning of period.....           5,352     $        4.11          N/A
   Granted.........................................           1,235              5.78          N/A
   Exercised.......................................            (336)             3.22          N/A
   Forefeited......................................             (55)             6.78          N/A
                                                      --------------   --------------    ----------------
Options outstanding at the end of period...........           6,196     $        4.47       6.85 years
                                                      ==============   ==============    ================
Options exercisable at the end of period...........           4,319     $        3.75       6.05 years
                                                      ==============   ==============    ================

      The per share weighted average fair value of stock options granted whose exercise price was equal to the market price of the stock on the grant date during the years ended December 31, 2007, 2006 and 2005, was $2.91, $3.39, and $2.77, respectively.

      The per share weighted average fair value and exercise price of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2007 was $2.53 and $5.00, respectively. The per share weighted average fair value and exercise price of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2005 was $3.61 and $6.00, respectively. We did not issue any stock options above the market price of the stock during the year ended December 31, 2006.

      We have not issued any stock options with an exercise price below the market price of the stock on the grant date.

      Subsequent to December 31, 2007, our Board of Directors on January 30, 2008 granted a total of 555,000 stock options to officers, managers and directors of the company at an exercise price of $3.18 per share, which was the closing price of our stock on that day.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On August 4, 2005, we issued six-year warrants with respect to 272,000 shares of our common stock, in a transaction exempted from the registration requirements of the Securities Act of 1933 as a transaction not involving a public offering. The warrants are exercisable at $4.85 per share, and were issued to the lender's nominee in settlement of a claim against us that arose out of a loan of $500,000 made in September 1998. The Company and the claimant dispute whether the loan was to us or to Stanwich Financial Services Corp. ("Stanwich"). We received in exchange for the warrants an assignment of the lender's claim in bankruptcy against Stanwich, as well as a release of all claims against us. We estimated the value of the warrants to be $794,000 using a Black-Scholes model, assuming a risk-free interest rate of 3.41%, a six-year life and stock price volatility of 63%. We included the value of the warrant, net of a previously recorded accrual of $500,000, in general and administrative expense for the year ended December 31, 2005.

(10)  INTEREST INCOME

      The following table presents the components of interest income:

                                                    YEAR ENDED DECEMBER 31,

                                                2007          2006          2005
                                            ------------  ------------  ------------
                                                         (IN THOUSANDS)
Interest on finance receivables.........    $    358,862  $    251,609  $    163,552
Residual interest income ...............           2,324         5,656         5,338
Other interest income...................           9,079         6,301         2,944
                                            ------------  ------------  ------------
Net interest income.....................    $    370,265  $    263,566  $    171,834
                                            ============  ============  ============

(11)  INCOME TAXES

      Income taxes consist of the following:

                                                            YEAR ENDED DECEMBER 31,

                                                       2007          2006          2005
                                                   ------------  ------------  ------------
                                                                (IN THOUSANDS)

Current federal tax expense......................  $     10,385  $     19,036  $      5,340
Current state tax expense........................         2,200         1,193         1,687
Deferred federal tax  (benefit)..................        (2,538)       (9,660)       (3,537)
Deferred state tax expense (benefit).............            52         4,877        (2,114)
Change in valuation allowance....................             -       (41,801)       (1,376)
                                                   ------------  ------------  ------------
Income tax expense (benefit).....................  $     10,099  $    (26,355) $          -
                                                   ============  ============  ============

      Income tax expense/(benefit) for the years ended December 31, 2007, 2006 and 2005, differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:

                                                    YEAR ENDED DECEMBER 31,

                                                2007          2006          2005
                                            ------------  ------------  ------------
                                                         (IN THOUSANDS)
Expense at federal tax rate.............    $      8,385  $      4,620  $      1,180
State taxes, net of federal income
  tax benefit...........................           1,458         5,585          (277)
Other adjustments to tax reserve........            (110)        5,136             -
Effect of change in state tax rate......               -           486             -
Valuation allowance.....................               -       (41,801)       (1,376)
Stock-based compensation................             279            47             -
Other...................................              87          (428)          473
                                            ------------  ------------  ------------
                                            $     10,099  $    (26,355) $          -
                                            ============  ============  ============

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

                                                 DECEMBER 31,
                                          ---------------------------
                                              2007           2006
                                          ------------   ------------
                                                (IN THOUSANDS)

DEFERRED TAX ASSETS:
Finance receivables.................      $     37,812   $     30,777
Accrued liabilities.................               728          1,297
Furniture and equipment.............               417            524
NOL carryforwards and BILs..........            19,547         21,321
Pension Accrual.....................               123              -
Other...............................               208            846
                                          ------------   ------------
   Total deferred tax assets........            58,835         54,765
                                          ------------   ------------

DEFERRED TAX LIABILITIES:
Pension Accrual.....................                 -            (96)
                                          ------------   ------------
   Total deferred tax liabilities...                 -            (96)
                                          ------------   ------------
   Net deferred tax asset...........      $     58,835  $      54,669
                                          ============  =============

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

      In determining the possible future realization of deferred tax assets, we have considered the taxes paid in the current and prior years that may be available to recapture as well as future taxable income from the following sources: (a) reversal of taxable temporary differences; (b) future operations exclusive of reversing temporary differences; and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. During the year ended December 31, 2007, the Company determined that deferred tax assets totaling approximately $9.8 million, which were subject to a 100% valuation allowance at December 31, 2006, were permanently not available for future utilization. As a result, the deferred tax assets and the related valuation allowance were adjusted with no impact on the net deferred tax assets recorded or to the provision for income taxes.

      As of December 31, 2007, we had net operating loss carryforwards for state income tax purposes of $30.3 million. The state net operating losses expire through 2013-2014.

      The following is a tabular reconciliation of the total amounts of unrecognized tax benefits including interest and penalties for the year:

                                                           2007
                                                      --------------
                                                      (IN THOUSANDS)

Unrecognized tax benefit - opening balance.........   $       11,612
Gross increases - tax positions in prior period....            1,357
Gross decreases - tax positions in prior period....             (965)
Gross increases - tax positions in current period..            1,279
Settlements........................................             (119)
Lapse of statute of limitations....................             (884)
                                                      --------------
Unrecognized tax benefit - ending balance..........   $       12,280
                                                      ==============

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Included in the balance of unrecognized tax benefits at December 31, 2007, are $7.4 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007 are $1.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

      We recognized potential interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties of $0.3 million and gross interest of $1.5 million during 2007 and in total, as of December 31, 2007, have recognized a liability for penalties of $1.2 million and gross interest of $2.4 million.

      We do not anticipate a significant change in unrecognized tax positions within the coming year. In addition, we believe that it is reasonably possible that none of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2008 as a result of a lapse of the statute of limitations.

      We are subject to taxation in the US and various states and foreign jurisdictions. The Company's tax years for 2001, 2002, 2003, 2004, 2005, and 2006 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2001.

(12)  RELATED PARTY TRANSACTIONS

LOANS TO OFFICERS TO EXERCISE CERTAIN STOCK OPTIONS

      During 2002, our Board of Directors approved a program under which officers of the Company were advanced amounts sufficient to enable them to exercise certain of their outstanding options. Such loans were available for a limited period of time, and available only to exercise previously repriced options. The loans accrue interest at a rate of 5.50% per annum, and were due in 2007. At December 31, 2007 and 2006, there was $383,000 and $407,000, respectively outstanding related to these loans. Such amounts have been recorded as contra-equity within common stock in the Shareholders' Equity section of our Consolidated Balance Sheet.

DIRECTOR PURCHASE OF RETAIL NOTE

      In December 2007, one of our directors purchased a $4 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public. The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued.

(13)  COMMITMENTS AND CONTINGENCIES

LEASES

      The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2013. Future minimum lease payments at December 31, 2007, under these leases are due during the years ended December 31 as follows:

                                                    AMOUNT
                                               --------------
                                               (IN THOUSANDS)

2008.................................          $        3,172
2009.................................                   1,300
2010.................................                     990
2011.................................                     671
2012.................................                     577
Thereafter...........................                     246
                                               --------------
Total minimum lease payments.........          $        6,956
                                               ==============

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Rent expense for the years ended December 31, 2007, 2006 and 2005, was $4.0 million, $3.9 million, and $3.4 million, respectively.

      Our facility leases contain certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the terms of the leases.

      During 2007, 2006 and 2005, we received $113,000, $194,000 and $482,000, respectively, of sublease income, which is included in occupancy expense.

LITIGATION

      STANWICH LITIGATION. CPS was for some time a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") pursuant to earlier settlements of claims, generally personal injury claims, against unrelated defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of the former chairman of the board of directors of CPS, is the entity that was obligated to pay the Settlement Payments. Stanwich defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal bankruptcy court in Connecticut. By February 2005, CPS had settled all claims brought against it in the Stanwich Case.

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

      CPS has reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action. Under the agreement in principle, CPS would pay the bankruptcy estate $625,000 and abandon its claims against the estate, while the estate would abandon its adversary action against Mr. Pardee. The bankruptcy court has rejected that proposed settlement, and the representative of creditors has appealed that rejection. If the agreement in principle were to be approved upon appeal, CPS would expect that the agreement would result in (i) limitation of its exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) stays in Rhode Island being lifted, causing those cases to become active again. CPS is unable to predict whether the ruling of the bankruptcy court will be sustained or overturned on appeal.

      The reader should consider that an adverse judgment against CPS in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect.

      OTHER LITIGATION. In December 2006 an individual resident of Ohio, Agborebot Bate-Eya, filed a purported class counterclaim to a collection lawsuit brought by SeaWest Financial Corp. ("SeaWest") in Ohio state court. The counterclaim alleged that a form notice sent by SeaWest to counterplaintiff in December 2000, and used then and at other times, was not compliant with Ohio law. In August 2007, the counterplaintiff added the Company as an additional defendant, noting that the Company in April 2004 had purchased from SeaWest a number of consumer receivables, including that of the counterplaintiff. The Company has filed a motion to dismiss the counterclaim, and believes that its no more than tenuous connection to the counterplaintiff will protect it from any material liability or expense. There can be no assurance, however, as to the outcome of contested litigation, including this case.

      The Company has recorded a liability as of December 31, 2007 that it believes represents a sufficient allowance for legal contingencies. Any adverse judgment against the Company, if in an amount materially in excess of the recorded liability, could have a material adverse effect on the financial position of the Company. The Company is involved in various other legal matters arising in the normal course of business. Management believes that any liability as a result of those matters would not have a material effect on the Company's financial position.

(14)  EMPLOYEE BENEFITS

      The Company sponsors a pretax savings and profit sharing plan (the "401(k) Plan") qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). We may, at our discretion, match 100% of employees' contributions up to $1,500 per employee per calendar year. Our contributions to the 401(k) Plan were $674,000, $520,000 and $439,000 for the year ended December 31, 2007, 2006 and 2005, respectively.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      We also sponsor the MFN Financial Corporation Pension Plan (the "Plan"). The Plan benefits were frozen June 30, 2001.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employers' Accounting for Pensions", or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 was adopted by the Company in the fourth quarter of 2006. The adoption did not have a significant effect on our financial position or results of operations. The disclosure requirements of this standard are included herein.

      The following tables set forth the plan's benefit obligations, fair value of plan assets, and amounts recognized at December 31, 2007 and 2006:

                                                            DECEMBER 31,
                                                     -------------------------
                                                        2007           2006
                                                     -----------   -----------
                                                            (IN THOUSANDS)

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of year....  $    15,456   $    15,799
Service cost.......................................            -             -
Interest cost......................................          881           876
Actuarial gain.....................................         (723)         (494)
Benefits paid......................................         (645)         (725)
                                                     -----------   -----------
   Projected benefit obligation, end of year.......  $    14,969   $    15,456
                                                     ===========   ===========

      The accumulated benefit obligation for the plan was $15.0 million and $15.5 million at December 31, 2007 and 2006, respectively.

                                                            DECEMBER 31,
                                                     -------------------------
CHANGE IN PLAN ASSETS                                   2007          2006
                                                     -----------   -----------
Fair value of plan assets, beginning of year.......  $    15,696   $     13,812
Return on assets...................................         (543)         1,770
Employer contribution..............................          200            900
Expenses...........................................          (65)           (61)
Benefits paid......................................         (645)          (725)
                                                     -----------   ------------
   Fair value of plan assets, end of year..........  $    14,643   $     15,696
                                                     ===========   ============

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           DECEMBER 31,
                                                                   ---------------------------
                                                                       2007           2006
                                                                   ------------   ------------
                                                                          (IN THOUSANDS)
BENEFIT OBLIGATION RECOGNIZED IN OTHER COMPREHENSIVE INCOME
Net loss (gain)..................................................  $      1,126   $     (1,223)
Prior service cost (credit)......................................             -              -
Amortization of prior service cost...............................             -              -
                                                                   ------------   ------------
   Net amount recognized in other comprehensive income...........  $      1,126   $     (1,223)
                                                                   ============   ============

Additional Information

      Weighted average assumptions used to determine benefit obligations and cost at December 31, 2007 and 2006 were as follows:

                                                                           DECEMBER 31,
                                                                   ---------------------------
                                                                       2007           2006
                                                                   ------------   ------------
WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS
Discount rate....................................................          6.45%         5.88%

WEIGHTED AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC
  BENEFIT COST
Discount rate....................................................          5.88%         5.50%
Expected return on plan assets...................................          8.50%         8.50%

      Our overall expected long-term rate of return on assets is 8.50% per annum as of December 31, 2007. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

                                                                           DECEMBER 31,
                                                                   ---------------------------
                                                                       2007           2006
                                                                   ------------   ------------
                                                                          (IN THOUSANDS)
Amounts recognized on Consolidated Balance Sheet
Other assets.....................................................  $          -   $        240
Other liabilities................................................          (326)             -
                                                                   ------------   ------------
  Net amount recognized..........................................  $       (326)  $        240
                                                                   ============   ============

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME
  CONSISTS OF:
Net loss (gain)..................................................  $      3,964   $      2,838
Unrecognized transition asset....................................             -              -
                                                                   ------------   ------------
  Net amount recognized..........................................  $      3,964   $      2,838
                                                                   ============   ============

COMPONENTS OF NET PERIODIC BENEFIT COST
Interest Cost....................................................  $        881   $        876
Expected return on assets........................................        (1,312)        (1,149)
Amortization of transition asset.................................             -            (10)
Amortization of net  loss........................................            71            179
                                                                   ------------   ------------
  Net periodic benefit cost......................................  $       (360)  $       (104)
                                                                   ============   ============

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The weighted average asset allocation of our pension benefits at December 31, 2007 and 2006 were as follows:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        2007           2006
                                                    ------------   ------------

WEIGHTED AVERAGE ASSET ALLOCATION AT YEAR-END

ASSET CATEGORY
Equity securities.................................            77%            79%
Debt securities...................................            23%            21%
                                                    ------------   ------------
  Total...........................................           100%           100%
                                                    ------------   ------------

CASH FLOWS

EXPECTED BENEFIT PAYOUTS (IN THOUSANDS)
2008.............................................................  $        584
2009.............................................................  $        590
2010.............................................................  $        610
2011.............................................................  $        687
2012.............................................................  $        728
Years 2013 - 2017................................................  $      4,490

Anticipated Contributions in 2008................................  $          -

      Our investment policies and strategies for the pension benefits plan utilize a target allocation of 75% equity securities and 25% fixed income securities. Our investment goals are to maximize returns subject to specific risk management policies. We address risk management and diversification by the use of a professional investment advisor and several sub-advisors which invest in domestic and international equity securities and domestic fixed income securities. Each sub-advisor focuses its investments within a specific sector of the equity or fixed income market. For the sub-advisors focused on the equity markets, the sectors are differentiated by the market capitalization and the relative valuation of the underlying issuer. For the sub-advisors focused on the fixed income markets, the sectors are differentiated by the credit quality and the maturity of the underlying fixed income investment. The investments made by the sub-advisors are readily marketable and can be sold to fund benefit payment obligations as they become payable.

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2007 and 2006, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2007 and 2006, were as follows:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   DECEMBER 31,
                                           -------------------------------------------------------------
                                                       2007                            2006
                                           -----------------------------   -----------------------------
                                             CARRYING          FAIR          CARRYING          FAIR
FINANCIAL INSTRUMENT                           VALUE           VALUE           VALUE           VALUE
--------------------                       -------------   -------------   -------------   -------------
                                                                    (IN THOUSANDS)
Cash and cash equivalents................  $      20,880   $      20,880   $      14,215   $      14,215
Restricted cash and equivalents..........        170,341         170,341         193,001         193,001
Finance receivables, net.................      1,967,866       1,967,866       1,401,414       1,401,414
Residual interest in securitizations.....          2,274           2,274          13,795          13,795
Accrued interest receivable..............         24,099          24,099          17,043          17,043
Note receivable and accrued interest.....              -               -           2,371           2,371
Warehouse lines of credit................        235,925         235,925          72,950          72,950
Notes payable............................              -               -              45              45
Accrued interest payable.................          6,740           6,740           3,870           3,870
Residual interest financing..............         70,000          70,000          31,378          31,378
Securitization trust debt................      1,798,302       1,786,263       1,442,995       1,441,881
Senior secured debt......................              -               -          25,000          25,000
Subordinated renewable notes.............         28,134          28,134          13,574          13,574

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

      The carrying value equals fair value.

FINANCE RECEIVABLES, NET

      The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of instruments.

RESIDUAL INTEREST IN SECURITIZATIONS

      The fair value is estimated by discounting future cash flows using credit and discount rates that we believe reflects the estimated credit, interest rate and prepayment risks associated with similar types of instruments.

ACCRUED INTEREST RECEIVABLE AND PAYABLE

      The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of instruments.

NOTE RECEIVABLE

      The fair value is estimated by discounting future cash flows using credit and discount rates that we believe reflects the estimated credit and interest rate risks associated with similar types of instruments.

WAREHOUSE LINES OF CREDIT, NOTES PAYABLE, RESIDUAL INTEREST FINANCING, AND SENIOR SECURED DEBT AND SUBORDINATED RENEWABLE NOTES

      The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of secured instruments.

SECURITIZATION TRUST DEBT

      The fair value is estimated by discounting future cash flows using interest rates that we believe reflects the current market rates.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Net cash provided by operating activities for the years ended December 31, 2007, 2006 and 2005 was $153.4 million, $92.4 million and $69.2 million, respectively. Cash from operating activities is generally provided by net income from our operations. The increase in 2007 vs. 2006, and 2006 vs. 2005, is due in part to our increased net earnings before the significant increase in the provision for credit losses.

      Net cash used in investing activities for the years ended December 31, 2007, 2006 and 2005, was $665.4 million, $603.7 million, and $444.2 million, respectively. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $1,282.3 million, $1,019.0 million and $691.3 million in 2007, 2006 and 2005, respectively. Net cash used in investing activities is also affected by changes in the amounts of restricted cash and equivalents, which in turn, is affected by the timing and structure of our asset-backed securitization transactions. In December of 2006 and 2005, we completed securitization transactions which included a pre-funding component that resulted in specific restricted cash deposits of $70.3 million and $58.1 million at December 31, 2006 and 2005, respectively. In December 2007, we did not complete a securitization transaction with a pre-funding component and, as such, there was no corresponding restricted cash deposit at December 31, 2007.

      Net cash provided by financing activities for the year ended December 31, 2007, was $518.6 million compared with $507.7 million for the year ended December 31, 2006 and $378.4 million for the year ended December 31, 2005. Cash used or provided by financing activities is primarily attributable to the issuance or repayment of debt. We issued $1,035.9 million of securitization trust debt in 2007 as compared to $1,003.6 million in 2006 and $662.4 million in 2005. Issuances of securitization debt were offset by repayments of $685.9 million, $487.7 million and $282.6 million in 2007, 2006 and 2005, respectively.

      We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of December 31, 2007, we had $425 million in warehouse credit capacity, in the form of two $200 million facilities, and one $25 million subordinated facility. One $200 million facility provides funding for automobile contracts purchased under the TFC programs while both warehouse facilities provide funding for automobile contracts purchased under the CPS programs. The subordinated facility was established on January 12, 2007 and was scheduled to expire on January 12, 2008. We have entered into successive short-term extensions as we discuss longer term arrangements with the subordinated lenders and other prospective lenders.

      The first of two warehouse facilities mentioned above is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expires on November 14, 2008, although it is renewable with the mutual agreement of the parties. On November 8, 2006 the facility was increased from $150 million to $200 million and the maximum advance rate was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. On January 12, 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%. The advance rate is subject to the lender's valuation of the collateral which, in turn, is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations. Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 2.50% per annum while the subordinated notes accrue interest at a rate of one-month LIBOR plus 5.50% per annum. At December 31, 2007, $103.2 million was outstanding under this facility.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The second of two warehouse facilities is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs. The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants. On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants. In February 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%. The advance rate is subject to the lender's valuation of the collateral which, in turn, is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations. Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum while the subordinated notes accrue interest at a rate of one-month LIBOR plus 5.50% per annum. The facility expires on September 30, 2008, unless renewed by us and the lender before that time. At December 31, 2007, $132.7 million was outstanding under this facility. In January 2008 the interest rate on the subordinated notes increased to one-month LIBOR plus 12%.

      The balance outstanding under these warehouse facilities generally will increase as we purchase additional automobile contracts, until we effect a securitization utilizing automobile contracts warehoused in the facilities, at which time the balance outstanding will decrease.

      We securitized $1,118.1 million of automobile contracts in four private placement transactions during the year ended December 31, 2007, as compared to $957.7 million of automobile contracts in four private placement transactions during the year ended December 31, 2006. All of these transactions were structured as secured financings and, therefore, resulted in no gain on sale.

      In November 2005, we completed a securitization whereby a wholly-owned bankruptcy remote consolidated subsidiary of ours issued $45.8 million of asset-backed notes secured by its retained interest in 10 term securitization transactions. At December 31, 2006 there was $19.6 million outstanding on this facility and in May 2007 the notes were fully repaid. In December 2006 we entered into a $35 million residual credit facility that was secured by our retained interests in additional term securitizations. At December 31, 2006, there was $12.2 million outstanding under this facility. In July 2007, we established a combination term and revolving residual credit facility and used a portion of our initial draw under that facility to repay our remaining outstanding debt under the December 2006 $35 million residual facility.

      Under the combination term and revolving residual credit facility, we have used and intend to use eligible residual interests in securitizations as collateral for floating rate borrowings. The amount that we may borrow is computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the "revolving note"), and (ii) a $60 million Class A-2 term note (the "term note"). The term note has been fully drawn and is due in July 2009. As of December 31, 2007, we have drawn $10 million on the revolving note. The facility's revolving feature expires in July 2008.

      In our annual report on Form 10-K for December 31, 2006, we identified as one of our capital requirements our obligation to repay $25.0 million of outstanding senior secured debt by its maturity date of May 31, 2007. In July 2007, we used a portion of the term note under the combination term and revolving residual credit facility to repay our remaining outstanding senior secured debt, after having been partially repaid and amended with respect to the maturity date during the preceding quarter.

      Cash released to us from trusts and their related spread accounts related to the portfolio owned by consolidated subsidiaries for the years ended December 31, 2007, 2006 and 2005 was $2.7 million, $16.5 million and $23.1 million, respectively. Changes in the amount of credit enhancement required for term securitization transactions and releases from trusts and their related spread accounts are affected by the structure of the credit enhancement and the relative size, seasoning and performance of the various pools of automobile contracts securitized that make up our managed portfolio to which the respective spread accounts are related. The trend in our recent securitizations has been towards credit enhancements that require a lower proportion of spread account cash and a greater proportion of over collateralization. This trend has led to somewhat lower levels of restricted cash and releases from trusts relative to the size of our managed portfolio.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. We may be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2007, we had unrestricted cash on hand of $20.9 million and available capacity from our warehouse credit facilities of $189.1 million. Warehouse capacity is subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Our plans to manage the need for liquidity include the completion of additional securitizations that would provide additional credit availability from the warehouse credit facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to purchase automobile contracts and interest income and other portfolio related income would decrease.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              QUARTER          QUARTER          QUARTER           QUARTER
                                               ENDED            ENDED            ENDED             ENDED
                                              MARCH 31,        JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                           --------------   --------------   ---------------   --------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2007
Revenues.................................  $       86,495   $       95,800   $       102,755   $      109,501
Income before income taxes...............           5,410            6,237             6,340            5,970
Net income...............................           3,231            3,488             3,677            3,462
Income per share:
   Basic.................................  $         0.15   $         0.16   $          0.18   $         0.18
   Diluted...............................            0.14             0.15              0.16             0.17
2006
Revenues.................................  $       58,024   $       67,233   $        73,713   $       79,893
Income before income taxes...............           1,790            2,627             4,265            4,518
Net income...............................           1,790            2,627             4,265           30,873
Income per share:
   Basic.................................  $         0.08   $         0.12   $          0.20   $         1.43
   Diluted...............................            0.07             0.11              0.18             1.30

(18)  RECLASSIFICATION WITHIN THE QUARTERLY CONSOLIDATED STATEMENTS OF CASH
      FLOWS

      We have made a reclassification of an item within our consolidated statement of cash flows for the years ended December 31, 2007 and 2006. The reclassification affects only the totals for net cash provided by operating activities and net cash used in investing activities. There is no effect on the totals for net cash provided by financing activities or on the net increase (or decrease) in cash for the periods shown. The reclassification does not affect our consolidated balance sheets, consolidated statements of operations or consolidated statements of shareholders' equity for any of the periods. The following table sets fourth the effects of the reclassification for the quarterly consolidated statements of cash flows for the quarters in 2007 and 2006.


                                             Three Months Ended               Six Months Ended              Nine Months Ended
                                                March 31, 2007                  June 30, 2007               September 30, 2007
                                         ----------------------------   ----------------------------   ----------------------------
LINE ITEM FROM CONSOLIDATED STATEMENTS   As Previously       As         As Previously       As         As Previously       As
  OF CASH FLOWS                            Reported      Reclassified     Reported      Reclassified     Reported      Reclassified
                                         -------------   ------------   -------------   ------------   -------------   ------------
                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Changes in assets and liabilities:
Restricted cash and cash equivalents,
  net..................................  $     (36,574)  $          -   $     (54,326)  $          -   $     (65,058)  $          -
Net cash provided by (used in)
     operating activities..............  $      (6,033)  $     30,541   $      13,399   $     67,725   $      52,133   $    117,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Decreases (increases) in restricted
  cash and cash equivalents, net.......  $           -   $    (36,574)  $           -   $    (54,326)  $            -  $    (65,058)
Net cash used in investing activities..  $    (194,232)  $   (230,806)  $    (398,127)  $   (452,453)  $     (584,507) $   (649,565)


                                             Three Months Ended               Six Months Ended              Nine Months Ended
                                                March 31, 2006                  June 30, 2006               September 30, 2006
                                         ----------------------------   ----------------------------   ----------------------------
                                         As Previously       As         As Previously       As         As Previously       As
                                           Reported      Reclassified     Reported      Reclassified     Reported      Reclassified
                                         -------------   ------------   -------------   ------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Changes in assets and liabilities:
Restricted cash and cash equivalents,
  net..................................  $     (51,192)  $          -   $     (43,490)  $          -   $     (39,412)  $          -
Net cash provided by (used in)
  operating activities.................  $     (33,499)  $     17,693   $     (10,642)  $     32,848   $      22,856   $     62,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Decreases (increases) in restricted
  cash and cash equivalents, net.......  $           -   $    (51,192)  $           -   $    (43,490)  $           -   $    (39,412)
Net cash used in investing activities..  $    (153,849)  $   (205,041)  $    (314,046)  $   (357,536)  $    (448,669)  $   (488,081)


                                      F-38