Form 10-Q
period 2008-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2008-04-25
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of April 22, 2008 the registrant had 18,958,300 common shares outstanding.
================================================================================


                                CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                                                INDEX TO FORM 10-Q
                                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008


                                                                                                             PAGE
                                           PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
                Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008 and
                December 31, 2007...............................................................................3
                Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2008 and 2007 ..........................................................4
                Unaudited Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2008 and 2007...........................................................5
                Notes to Unaudited Condensed Consolidated Financial Statements..................................6
Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations......................................................................................15
Item 3.         Quantitative and Qualitative Disclosures About Market Risk......................................24
Item 4.         Controls and Procedures.........................................................................24


                                            PART II. OTHER INFORMATION

Item 1.         Legal Proceedings...............................................................................26
Item 1A.        Risk factors....................................................................................26
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.....................................26
Item 6.         Exhibits........................................................................................26
Signatures......................................................................................................27


ITEM 1.  FINANCIAL STATEMENTS

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                     MARCH 31,    DECEMBER 31,
                                                       2008           2007
                                                    -----------    -----------
ASSETS
Cash and cash equivalents                           $    18,508    $    20,880
Restricted cash and equivalents                         176,646        170,341

Finance receivables                                   2,026,726      2,068,004
Less: Allowance for finance credit losses               (94,833)      (100,138)
                                                    -----------    -----------
Finance receivables, net                              1,931,893      1,967,866

Furniture and equipment, net                              1,504          1,500
Deferred financing costs, net                            13,167         15,482
Deferred tax assets, net                                 58,845         58,835
Accrued interest receivable                              21,400         24,099
Other assets                                             25,273         23,810
                                                    -----------    -----------
                                                    $ 2,247,236    $ 2,282,813
                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses               $    15,828    $    18,391
Warehouse lines of credit                               367,955        235,925
Income taxes payable                                     19,032         17,706
Residual interest financing                              90,000         70,000
Securitization trust debt                             1,610,649      1,798,302
Subordinated renewable notes                             28,405         28,134
                                                    -----------    -----------
                                                      2,131,869      2,168,458
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                   --             --
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares;
  3,415,000 shares issued; none outstanding                  --             --
Common stock, no par value; authorized
  30,000,000 shares; 19,035,804 and 19,525,042
  shares issued and outstanding at March 31, 2008
  and December 31, 2007, respectively                    54,114         55,216
Additional paid in capital, warrants                        794            794
Retained earnings                                        62,908         60,794
Accumulated other comprehensive loss                     (2,449)        (2,449)
                                                    -----------    -----------
                                                        115,367        114,355
                                                    -----------    -----------
                                                    $ 2,247,236    $ 2,282,813
                                                    ===========    ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            2008        2007
                                                          --------   --------
REVENUES:
Interest income                                           $ 99,362   $ 80,490
Servicing fees                                                 428        282
Other income                                                 3,511      5,723
                                                          --------   --------
                                                           103,301     86,495
                                                          --------   --------
EXPENSES:
Employee costs                                              13,482     10,804
General and administrative                                   7,346      5,969
Interest                                                    39,034     28,646
Interest, related party                                       --          859
Provision for credit losses                                 34,909     29,489
Marketing                                                    3,621      4,220
Occupancy                                                      996        931
Depreciation and amortization                                  139        167
                                                          --------   --------
                                                            99,527     81,085
                                                          --------   --------
Income before income tax expense                             3,774      5,410
Income tax expense                                           1,660      2,179
                                                          --------   --------
Net income                                                $  2,114   $  3,231
                                                          ========   ========

Earnings per share:
   Basic                                                  $   0.11   $   0.15
   Diluted                                                    0.11       0.14

Number of shares used in computing
earnings per share:
   Basic                                                    19,297     21,526
   Diluted                                                  19,973     23,718



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ----------------------
                                                                   2008          2007
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   2,114    $   3,231
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Write up on residual asset                                            --       (2,480)
  Amortization of deferred acquisition fees                         (4,304)      (3,379)
  Amortization of discount on Class B Notes                          1,661          930
  Depreciation and amortization                                        139          167
  Amortization of deferred financing costs                           2,478        1,926
  Provision for credit losses                                       34,909       29,489
  Stock-based compensation expense                                     342          257
  Interest income on residual assets                                  (197)        (946)
  Changes in assets and liabilities:
    Accrued interest receivable                                      2,699          161
    Other assets                                                    (1,266)       3,145
    Tax assets                                                         (10)      (1,191)
    Accounts payable and accrued expenses                           (2,563)      (1,786)
    Tax liabilities                                                  1,326        1,017
                                                                 ---------    ---------
       Net cash provided by operating activities                    37,328       30,541
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of finance receivables held for investment            (176,090)    (330,273)
  Proceeds received on finance receivables held for investment     181,458      136,127
  Increases in restricted cash and equivalents                      (6,306)     (36,574)
  Purchase of furniture and equipment                                 (143)         (86)
                                                                 ---------    ---------
    Net cash used in investing activities                           (1,081)    (230,806)
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of securitization trust debt                   --      287,423
  Proceeds from issuance of subordinated renewable notes             1,457        4,568
  Payments on subordinated renewable notes                          (1,186)        (406)
  Net proceeds from warehouse lines of credit                      132,030       55,234
  Proceeds (repayment) of residual interest financing debt          20,000       (3,215)
  Repayment of securitization trust debt                          (189,313)    (143,691)
  Payment of financing costs                                          (163)      (3,626)
  Repurchase of common stock                                        (1,519)        (428)
  Tax benefit from exercise of stock options                          --             94
  Exercise of options and warrants                                      75          493
                                                                 ---------    ---------
    Net cash provided by (used in) financing activities            (38,619)     196,446
                                                                 ---------    ---------
Decrease in cash and cash equivalents                               (2,372)      (3,819)
Cash and cash equivalents at beginning of period                    20,880       14,215
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  18,508    $  10,396
                                                                 =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                   $  34,886    $  26,378
      Income taxes                                               $     344    $   2,259


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

We were formed in California on March 8, 1991. We specialize in purchasing and servicing retail automobile installment sale contracts ("automobile contracts" or "finance receivables") originated by licensed motor vehicle dealers located throughout the United States ("dealers") in the sale of new and used automobiles, light trucks and passenger vans. Through our purchases, we provide indirect financing to dealer customers for borrowers with limited credit histories, low incomes or past credit problems ("sub-prime customers"). We serve as an alternative source of financing for dealers, allowing sales to customers who otherwise might not be able to obtain financing. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in three merger and acquisition transactions,
(ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) began lending money directly to consumers for an immaterial amount of vehicle purchase money loans. In this report, we refer to all of such contracts and loans as "automobile contracts."

BASIS OF PRESENTATION

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim period presented. All such adjustments are, in our opinion, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

OTHER INCOME

Other income consists primarily of gains recognized on our Residual interest in securitizations, recoveries on previously charged off CPS and MFN contracts and fees paid to us by dealers for certain direct mail services we provide. The gain recognized related to the residual interest was $40,000 and $2.5 million for the three months ended March 31, 2008 and 2007, respectively. The recoveries on the charged-off CPS and MFN contracts were $640,000 and $891,000 for the three months ended March 31, 2008 and 2007, respectively. The direct mail revenues were unchanged at $1.3 million for the same period in 2008 and 2007.

STOCK-BASED COMPENSATION

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment, revised 2004" ("SFAS 123R").

For the three months ended March 31, 2008, we recorded stock-based compensation costs in the amount of $342,000. As of March 31, 2008, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.6 million. This amount will be recognized as expense over a weighted-average period of 4.0 years.

The following represents stock option activity for the three months ended March 31, 2008:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                            WEIGHTED
                                                     NUMBER OF           WEIGHTED             AVERAGE
                                                       SHARES             AVERAGE            REMAINING
                                                   (IN THOUSANDS)     EXERCISE PRICE      CONTRACTUAL TERM
                                                  -----------------  ------------------  -------------------
Options outstanding at the beginning of period              6,196           $   4.47             N/A
   Granted                                                    565               3.18             N/A
   Exercised                                                  (25)              1.50             N/A
   Forefeited                                                  --                --              N/A
                                                           ------           --------        ----------
Options outstanding at the end of period                    6,736           $   4.37        6.91 years
                                                           ======           ========        ==========

Options exercisable at the end of period                    4,518           $   3.86        6.17 years
                                                           ======           ========       ==========


At March 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was $1.7 million. The total intrinsic value of options exercised was $28,000 and $554,000 for the three months ended March 31, 2008 and 2007, respectively. New shares were issued for all options exercised during the three-month periods ended March 31, 2008 and 2007. At our annual meeting of shareholders held on June 26, 2007, the shareholders approved an amendment to our 2006 Long-Term Equity Incentive Plan that increased the number of shares issuable from 1,500,000 to 3,000,000. There were 195,000 shares available for future stock option grants under existing plans as of March 31, 2008.

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

                        THREE MONTHS ENDED
                             MARCH 31,
                         -----------------
                              2008
                         -----------------
Risk-free interest rate       3.22%
Expected term, in years       6.0
Expected volatility          48.92%
Dividend yield                   0%

PURCHASES OF COMPANY STOCK

During the three-month periods ended March 31, 2008 and 2007, we purchased 514,238 and 64,384 shares, respectively, of our common stock, at average prices of $2.95 and $6.65, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157", to partially defer FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 is effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which our effective date is January 1, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No.
115. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are currently assessing this Statement to determine whether or not we would elect to measure any financial instruments acquired upon adoption of this statement at their fair value.

RECENT DEVELOPMENTS

UNCERTAINTY OF CAPITAL MARKETS

We are dependent upon the continued availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities backed by our automobile contracts. Since 1994, we have completed 48 term securitizations comprising approximately $6.4 billion in contracts. We conducted four term securitizations in 2006, four in 2007, and our most recent in April 2008. However, within the period of approximately five months prior to the filing of this report, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, increased financial guaranty premiums and reduced demand for asset-backed securities, including for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. We believe that these adverse changes in the capital markets are primarily the result of widespread defaults of sub-prime mortgages securing a variety of term securitizations and related financial instruments, including instruments carrying financial guarantees similar to those we typically obtain for our own term securitizations.

The terms of our most recent securitization, completed in April 2008, required substantially greater credit enhancement than recent past securitizations, including a larger spread account and a greater portion of subordinated bonds. Greater credit enhancement requirements reduce the amount of cash available to us, both at inception of the securitization, and over the life of the transaction. Moreover, the recently completed securitization resulted in significantly higher costs to us in the form of higher premiums for financial guaranty insurance, higher interest rates paid on bonds sold by the securitization trust and greater discounts given to purchasers of such bonds. Due to current conditions in the capital markets, we believe that any additional securitization transactions that we may execute during 2008 are likely to be structured to include similar credit enhancement levels and result in similar costs to the recently completed transaction.

The adverse changes that have taken place in the market to date have caused us to curtail our purchases of automobile contracts in order to conserve capital and to extend the time before full use of our warehousing financing capacity would require us to conduct a term securitization. If the current adverse circumstances that have affected the capital markets should worsen to the extent that that we were precluded from completing a future securitization of our receivables, we might exhaust the capacity of our warehouse credit facilities. Were that to occur, we would further curtail or cease our purchases of new automobile contracts. Further adverse changes in the capital markets might result in our inability to securitize automobile contracts, which could have a material adverse effect on our operations.

Although we believe that such reductions in contract purchases would allow us to continue operations, a sufficiently steep decrease in our purchases of automobile contracts would result in a decrease in the size of our portfolio of automobile contracts. Such a decrease in portfolio size could have a material adverse effect on our cash flows and results of operations. However, continuing cashflows otherwise available to us would be sufficient to meet our remaining operating needs in the near term.


  (2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                 MARCH 31,      DECEMBER 31,
                                                                   2008            2007
                                                                -----------    -----------
Finance Receivables                                                   (IN THOUSANDS)

Automobile finance receivables, net of unearned interest          2,052,121      2,091,892
   Less: Unearned acquisition fees and originations costs           (25,395)       (23,888)
                                                                -----------    -----------
   Finance Receivables                                          $ 2,026,726    $ 2,068,004
                                                                ===========    ===========


The following table presents a summary of the activity for the allowance for credit losses for the three-month periods ended March 31, 2008 and 2007:

                                                     MARCH 31,     MARCH 31,
                                                       2008          2007
                                                     ---------    ---------
                                                         (IN THOUSANDS)

Balance at beginning of period                       $ 100,138    $  79,380
Provision for credit losses on finance receivables      34,909       29,490
Charge offs                                            (48,708)     (29,181)
Recoveries                                               8,494        3,847
                                                     ---------    ---------
Balance at end of period                             $  94,833    $  83,536
                                                     =========    =========

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the contract. The following table presents a summary of such repossessed inventory together with the adjustment for losses in repossessed inventory that is not included in the allowance for credit losses. This adjustment results in the repossessed inventory being valued at the estimated fair value less selling costs.

                                                     MARCH 31,     DECEMBER 31,
                                                       2008          2007
                                                     --------       --------
                                                          (IN THOUSANDS)
Gross balance of repossessions in inventory          $ 39,752       $ 33,380
Adjustment for losses on repossessed inventory        (25,590)       (21,850)
                                                     --------       --------
Net repossessed inventory included in other assets   $ 14,162       $ 11,530
                                                     ========       ========

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(3) SECURITIZATION TRUST DEBT

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as "Securitization trust debt," and the components of such debt are summarized in the following table:

                                                                                        Weighted
                                                                                        Average
                  Final        Receivables             Outstanding   Outstanding      Contractual
                Scheduled      Pledged at              Principal at Principal at    Interest Rate at
                 Payment        March 31,   Initial      March 31,   December 31,        March 31,
 Series           Date (1)        2008      Principal       2008         2007               2008
--------      -----------      ----------   ----------   ----------   ----------    -----------------
                                                  (DOLLARS IN THOUSANDS)
CPS 2003-C     March 2010      $    3,995   $   87,500   $    4,118   $    5,683               3.57%
CPS 2003-D     October 2010         5,073       75,000        5,100        6,695               3.91%
CPS 2004-A     October 2010         7,443       82,094        7,770        9,849               4.32%
CPS 2004-B     February 2011       11,889       96,369       12,227       14,937               4.17%
CPS 2004-C     April 2011          15,192      100,000       15,410       18,763               4.24%
CPS 2004-D     December 2011       21,883      120,000       21,837       25,994               4.44%
CPS 2005-A     October 2011        30,552      137,500       28,908       34,154               5.30%
CPS 2005-B     February 2012       36,813      130,625       33,790       39,008               4.68%
CPS 2005-C     March 2012          62,893      183,300       59,146       67,834               5.14%
CPS 2005-TFC   July 2012           21,512       72,525       20,713       24,654               5.75%
CPS 2005-D     July 2012           54,901      145,000       54,283       61,857               5.69%
CPS 2006-A     November 2012      108,091      245,000      106,979      120,667               5.31%
CPS 2006-B     January 2013       131,054      257,500      128,579      144,941               6.31%
CPS 2006-C     June 2013          144,029      247,500      141,703      159,308               5.60%
CPS 2006-D     August 2013        146,373      220,000      142,945      159,384               5.58%
CPS 2007-A     November 2013      216,340      290,000      210,543      233,092               5.57%
CPS 2007-TFC   December 2013       74,709      113,293       73,810       84,685               5.79%
CPS 2007-B     January 2014       259,940      314,999      254,537      277,878               5.99%
CPS 2007-C     May 2014           295,905      327,498      288,251      308,919               6.03%
                               ----------   ----------   ----------   ----------
                               $1,648,587   $3,245,703   $1,610,649   $1,798,302
                               ==========   ==========   ==========   ==========

-----------------
(1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $519.3 MILLION IN 2008, $531.0 MILLION IN 2009, $327.0 MILLION IN 2010, $171.2 MILLION IN 2011, $58.5 MILLION IN 2012 AND $3.6 MILLION IN 2013.

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

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of March 31, 2008, we were in compliance with all such financial covenants.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of March 31, 2008, restricted cash under the various agreements totaled approximately $176.6 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(4) INTEREST INCOME

The following table presents the components of interest income:

                                  THREE MONTHS ENDED
                                     MARCH 31,
                                  -----------------
                                   2008       2007
                                  -------   -------
                                    (In thousands)

Interest on Finance Receivables   $97,742   $77,208
Residual interest income              197       947
Other interest income               1,423     2,335
                                  -------   -------

Net interest income               $99,362   $80,490
                                  =======   =======

(5) EARNINGS PER SHARE

Earnings per share for the three-month periods ended March 31, 2008 and 2007 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007:


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                   ----------------
                                                                    2008     2007
                                                                   ------   ------
                                                                    (IN THOUSANDS)
Weighted average number of common shares outstanding during
   the period used to compute basic earnings per share             19,297   21,526

Incremental common shares attributable to exercise of
   outstanding options and warrants                                   676    2,192
                                                                   ------   ------

Weighted average number of common shares used to compute
   diluted earnings per share.                                     19,973   23,718
                                                                   ======   ======

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(6) INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions. As a result of adoption, we recognized a charge of approximately $1.1 million to the January 1, 2007 retained earnings balance. As of the date of adoption and after the effect of recognizing the increase in liability noted above, our gross unrecognized tax benefits totaled $11.6 million. Included in the balance at January 1, 2007, are $1.3 million of unrecognized tax benefits, the disallowance of which would not affect the annual effective income tax rate.

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

We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48 on January 1, 2007, we recognized approximately $230,000 for interest and penalties which is included as a component of the $11.6 million gross unrecognized tax benefits noted above. During the three months ended March 31, 2008, we did not recognize a significant amount of potential interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

(7) LEGAL PROCEEDINGS

STANWICH LITIGATION. We were for some time a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. ("Stanwich"), an affiliate of our former chairman of the board of directors, is the entity that was obligated to pay the Settlement Payments. Stanwich had defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut. By February 2005, we had settled all claims brought against us in the Stanwich Case.

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

We have reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action. Under the agreement in principle, we would pay the bankruptcy estate $625,000 and abandon our claims against the estate, while the estate would abandon its adversary action against Mr. Pardee. The bankruptcy court has rejected that proposed settlement, and the representative of creditors has appealed that rejection. If the agreement in principle were to be approved upon appeal, we would expect that the agreement would result in (i) limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) the stays in Rhode Island

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



being lifted, causing those cases to become active again. We are unable to predict whether the ruling of the bankruptcy court will be sustained or reversed on appeal. There can be no assurance as to the ultimate outcome of these matters.

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

We have recorded a liability as of March 31, 2008 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to the outcome.

(8) EMPLOYEE BENEFITS

We sponsor the MFN Financial Corporation Benefit Plan (the "Plan"). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan's net periodic benefit cost for the three-month periods ended March 31, 2008 and 2007.

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                      2008        2007
                                                     -----       -----

                                                        (IN THOUSANDS)
                                                     -----------------
Components of net periodic cost (benefit)
Service cost                                         $  --       $  --
Interest Cost                                          237         223
Expected return on assets                             (305)       (327)
Amortization of transition (asset)/obligation           --          (3)
Amortization of net (gain) / loss                       41          20
                                                     -----       -----
   Net periodic cost (benefit)                       $ (27)      $ (87)
                                                     =====       =====

We did not make any contributions to the Plan during the three-month period ended March 31, 2008 and we do not anticipate making any contributions for the remainder of 2008.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(9) COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                                (IN THOUSANDS)
                                              2008          2007
                                             ------        ------

Net income                                   $2,114         3,231
Minimum pension liability, net of tax            --            --
                                             ------        ------
   Comprehensive income                      $2,114        $3,231
                                             ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

We are a specialty finance company engaged in purchasing and servicing new and used retail automobile contracts originated primarily by franchised automobile dealerships and, to a lesser extent, by select independent dealers of used automobiles in the United States. We serve as an alternative source of financing for dealers, facilitating sales to sub-prime customers, who have limited credit history, low income or past credit problems and who otherwise might not be able to obtain financing from traditional sources. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in three merger and acquisition transactions described below, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) began lending money directly to consumers for an immaterial amount of vehicle purchase money loans. In this report, we refer to all of such contracts and loans as "automobile contracts." We are headquartered in Irvine, California and have three additional strategically located servicing branches in Virginia, Florida and Illinois.

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

Since the third quarter 2003 through March 2008, we have conducted 22 term securitizations. Of these 22, 17 were quarterly securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005 and the debt from the November 2005 transaction was repaid in May 2007. In September 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. In December 2005 and again in May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations. In April 2008 we completed a securitization of contracts that included substantially all of our CPS program originations from October 2007 through January 2008. All such securitizations since the third quarter of 2003 have been structured as secured financings.

UNCERTAINTY OF CAPITAL MARKETS

We are dependent upon the continued availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 48 term securitizations comprising approximately $6.4 billion in contracts. We conducted four term securitizations in 2006, four in 2007, and our most recent in April 2008. However, within the period of approximately five months prior to the filing of this report, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, increased financial guaranty premiums and reduced demand for asset-backed securities, including for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. We believe that these adverse changes in the capital markets are primarily the result of widespread defaults of sub-prime mortgages securing a variety of term securitizations and related financial instruments, including instruments carrying financial guarantees similar to those we typically obtain for our own term securitizations.

The terms of our most recent securitization, completed in April 2008, required substantially greater credit enhancement than recent past securitizations, including a larger spread account and a greater portion of subordinated bonds. Greater credit enhancement requirements reduce the amount of cash available to us, both at inception of the securitization, and over the life of the transaction. Moreover, the recently completed securitization resulted in significantly higher costs to us in the form of higher premiums for financial guaranty insurance, higher interest rates paid on bonds sold by the securitization trust and greater discounts given to purchasers of such bonds. Due to current conditions in the capital markets, we believe that any additional securitization transactions that we may execute during 2008 are likely to be structured to include similar credit enhancement levels and result in similar costs to the recently completed transaction.

The adverse changes that have taken place in the market to date have caused us to curtail our purchases of automobile contracts in order to extend the time when our warehousing financing capacity would require us to conduct a term securitization. If the current adverse circumstances that have affected the capital markets should worsen such that we are precluded from completing a future securitization of our receivables, we may exhaust the capacity of our warehouse credit facilities which would cause us to further curtail or cease our purchases of new automobile contracts. Further adverse changes in the capital markets might result in our inability to securitize automobile contracts which could lead to a material adverse effect on our operations.

Although we believe that such reductions in contract purchases would allow us to continue operations, a sufficiently steep decrease in our purchases of automobile contracts would result in a decrease in the size of our portfolio of automobile contracts. Such a decrease in portfolio size could have a material adverse effect on our cash flows and results of operations. However, continuing cashflows otherwise available to us would be sufficient to meet our remaining operating needs in the near term.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTHS ENDED MARCH 31, 2008 WITH THE THREE-MONTHS ENDED MARCH 31, 2007

  REVENUES. During the three months ended March 31, 2008, revenues were $103.3 million, an increase of $16.8 million, or 19.4%, from the prior year revenue of $86.5 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended March 31, 2008 increased $18.9 million, or 23.4%, to $99.4 million from $80.5 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (resulting in an increase of $20.5 million in interest income). This increase was partially offset by decreased interest earned on restricted cash balances and a decrease in interest earned on our residual interest in securitizations.

Servicing fees totaling $428,000 in the three months ended March 31, 2008 increased $146,000, or 51.8%, from $282,000 million in the prior year. The increase in servicing fees is the result of recoveries on the SeaWest Third Party portfolio. Such recoveries have been treated as servicing fees since September 2007; prior to that time they were applied to an outstanding note obligation of SeaWest to CPS, in accordance with the terms of the related agreements. We expect servicing fees generally to decrease as the SeaWest Third Party portfolio and related recoveries decline. As of March 31, 2008 and 2007, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                           MARCH 31, 2008       MARCH 31, 2007
                                        -------------------   ------------------
                                           AMOUNT       %     AMOUNT        %
                                         ----------   -----  ----------   -----
Total Managed Portfolio                              ($ IN MILLIONS)

Owned by Consolidated Subsidiaries       $  2,091.9   100.0% $  1,702.4    98.6%
Owned by Non-Consolidated Subsidiaries          --      0.0%       22.1     1.3%
SeaWest Third Party Portfolio                   0.2     0.0%        2.2     0.1%
                                         ----------   -----  ----------   -----

Total                                    $  2,092.1   100.0% $  1,726.7   100.0%
                                         ==========   =====  ==========   =====

At March 31, 2008, we were generating income and fees on a managed portfolio with an outstanding principal balance of $2,092.1 million (this amount includes $221,000 of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,726.7 million as of March 31, 2007. At March 31, 2008 and 2007, the managed portfolio composition was as follows:

                                 MARCH 31, 2008        MARCH 31, 2007
                                ------------------  --------------------
                                  AMOUNT        %     AMOUNT       %
                                ----------    ----  ----------    ----
Originating Entity                        ($ in millions)

CPS                             $  2,028.8    97.0% $  1,655.1    95.9%
TFC                                   62.6     3.0%       65.4     3.8%
MFN                                    0.0     0.0%        0.9     0.1%
SeaWest                                0.5     0.0%        3.1     0.2%
SeaWest Third Party Portfolio          0.2     0.0%        2.2     0.1%
                                ----------    ----  ----------    ----
Total                           $  2,092.1   100.0% $  1,726.7   100.0%
                                ==========   =====  ==========   =====


Other income decreased $2.2 million, or 38.7%, to $3.5 million in the three months ended March 31, 2008 from $5.7 million during the prior year. The year over year decrease is the result of a variety of factors. Prior year other income includes $2.5 million resulting from an increase in the carrying value of our residual interest in securitizations. The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated, which in turn resulted in actual cash flows exceeding cash flows that were estimated in our valuation of the residual asset at December 31, 2006. We do not expect that future cash flows will significantly exceed the estimates we are currently using for the valuation of our residual interest. In addition, in 2008 we experienced increases in convenience fees charged to obligors for certain transaction types (an increase of $772,000). These increases to other income were somewhat offset by decreases in recoveries on MFN and certain other automobile contracts (a decrease of $250,000) compared to the prior year.

  EXPENSES. Our operating expenses consist largely of provisions for credit losses, interest expense, employee costs and general and administrative expenses. Provisions for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during a period and by the outstanding balance of finance receivables held by consolidated subsidiaries. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and the unemployment level.

Employee costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of outstanding stock options, and are one of our most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and automobile contracts processed and serviced.

Other operating expenses consist largely of facilities expenses, telephone and other communication services, credit services, computer services, marketing and advertising expenses, and depreciation and amortization.

Total operating expenses were $99.5 million for the three months ended March 31, 2008, compared to $81.1 million for the prior year, an increase of $18.4 million, or 22.7%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $5.4 million and $9.5 million, or 18.4% and 32.3%, respectively. Both interest expense and provision for credit losses are directly affected by the growth in our portfolio of automobile contracts held by consolidated affiliates.

Employee costs increased by 24.8% to $13.5 million during the three months ended March 31, 2008, representing 13.5% of total operating expenses, from $10.8 million for the prior year, or 13.3% of total operating expenses. The increase in employee costs is the result of additions to our staff, generally throughout all areas of the Company, to accommodate greater volumes of contract purchases and the resulting higher balance of our managed portfolio. As of March 31, 2008 we had 924 employees compared to 832 employees at March 31, 2007.

General and administrative expenses increased by 23.1% to $7.3 million and represented 7.4% of total operating expenses in the three months ending March 31, 2008. General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables including expenses for facilities, credit services, telecommunications and marketing.

Interest expense for the three months ended March 31, 2008 increased $9.5 million, or 32.3%, to $39.0 million, compared to $29.5 million in the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt increased by $6.7 million in the three months ended March 31, 2008 compared to the prior year. We also experienced increases in warehouse interest expense and residual interest financing interest expenses of $1.9 million and $1.3 million, respectively. A portion of the increase in interest expense can also be attributed to a gradual increase in market interest rates during 2007 during which time new securitization trust debt was added at fixed rates that were generally higher than the fixed rates on other securitization trust debt that was fully or partially repaid. Increases in interest expense for securitization trust debt, warehouse and residual interest financing were somewhat offset by a decrease of $378,000 in interest expense for subordinated debt. Subsequent to the end of the quarter, we completed a securitization of receivables. The transaction involved repayment of outstanding warehouse lines of credit, and issuance of new securitization trust debt. We will pay more interest on the new securitization trust debt than on the warehouse indebtedness it replaced; accordingly, the reader should expect that our interest expense will increase in future periods.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and decreased by $600,000, or 14.2%, to $3.6 million, compared to $4.2 million in the previous year and represented 3.6% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the three months ended March 31, 2008 as compared to the prior year. During the three months ended March 31, 2008, we purchased 11,093 automobile contracts aggregating $176.1 million, compared to 21,570 automobile contracts aggregating $330.3 million in the prior year.

Occupancy expenses increased slightly by $65,000 or 7.0%, to $996,000 million compared to $931,000 million in the previous year and represented 1.0% of total operating expenses.

Depreciation and amortization expenses decreased by $28,000, or 16.8%, to $139,000 from $167,000 in the previous year.

For the three months ended March 31, 2008, we recorded tax expense of $1.7 million or 44.0% of income before income taxes. For the three months ended March 31, 2007, we recorded income taxes of $2.2 million or 40.3% of income before income taxes. The increased effective tax rate is primarily related to the impact of 2008 projected permanent differences from stock based compensation. As of March 31, 2008, we had net deferred tax assets of $58.8 million.

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



                                                     DELINQUENCY EXPERIENCE (1)
                                                 CPS, MFN, TFC AND SEAWEST COMBINED

                                                        MARCH 31, 2008             MARCH 31, 2007               DECEMBER 31, 2007
                                                    -----------------------  -------------------------      ------------------------
                                                    NUMBER OF                 NUMBER OF                     NUMBER OF
                                                    CONTRACTS       AMOUNT   CONTRACTS       AMOUNT          CONTRACTS       AMOUNT
                                                    ---------    ----------  ---------      ----------      ----------    ----------
                                                                               (DOLLARS IN THOUSANDS)
DELINQUENCY EXPERIENCE
Gross servicing portfolio (1)                         168,346    $2,094,174   138,659      $1,729,683        168,260     $2,128,656
Period of delinquency (2)
   31-60 days                                           2,588        29,045     1,865          20,915          4,227         48,134
   61-90 days                                           1,255        14,423       823           8,994          2,370         27,877
   91+ days                                             1,453        17,624       685           6,457          2,039         24,888
                                                      -------    ----------   -------      ----------        -------     ----------
Total delinquencies (2)                                 5,296        61,092     3,373          36,366          8,636        100,899
Amount in repossession (3)                              3,563        39,789     2,241          24,968          3,049         33,400
                                                      -------    ----------   -------      ----------        -------     ----------
Total delinquencies and amount in repossession (2)      8,859    $  100,881     5,614      $   61,334         11,685     $  134,299
                                                      =======    ==========   =======      ==========        =======     ==========

Delinquencies as a percentage of gross servicing
portfolo                                                  3.1 %        2.9 %     2.4 %           2.1 %          5.1 %         4.7 %

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio                 5.3 %        4.8 %     4.0 %           3.5 %          6.9 %         6.3 %

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



                                     NET CHARGE-OFF EXPERIENCE (1)
                                   CPS, MFN, TFC AND SEAWEST COMBINED


                                                      MARCH 31,         MARCH 31,         DECEMBER 31,
                                                        2008              2007               2007
                                                      ---------         ---------         ------------
                                                               (DOLLARS IN THOUSANDS)

Average servicing portfolio outstanding              $2,112,414        $1,663,165        $  905,162
Annualized net charge-offs as a percentage of
average servicing portfolio (2)                           6.7 %             5.1 %             5.3 %

-------------------------
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH AUTOMOBILE CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED AUTOMOBILE CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL AUTOMOBILE CONTRACTS SERVICED BY US (EXCLUDING AUTOMOBILE CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO).

(2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF, INCLUDING SOME RECOVERIES WHICH HAVE BEEN CLASSIFIED AS OTHER INCOME IN THE ACCOMPANYING INTERIM FINANCIAL STATEMENTS. MARCH 31, 2008 AND MARCH 31, 2007 PERCENTAGE REPRESENTS THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007 ANNUALIZED. DECEMBER 31, 2007 REPRESENTS 12 MONTHS ENDED DECEMBER 31, 2007.

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

Net cash provided by operating activities for the three-month period ended March 31, 2008 was $37.3 million compared to net cash provided by operating activities for the three-month period ended March 31, 2007 of $30.5 million. Cash provided by operating activities is affected by our increased net earnings before the significant increase in the provision for credit losses.

Net cash used in investing activities for the three-month period ended March 31, 2008 and 2007 was $1.1 million and $230.8 million, respectively. Cash used in investing activities has primarily related to purchases of automobile contracts less principal amortization on our consolidated portfolio of automobile contracts.

Net cash used by financing activities for the three months ended March 31, 2008 was $38.6 million compared to net cash provided by financing activities of $196.4 million in the prior year period. Cash provided by financing activities is generally related to the issuance of new securitization trust debt. We issued no new securitization trust debt in the three months ended March 31, 2008 compared to $287.4 million in the prior year period. Cash used in financing activities also includes the repayment of securitization trust debt of $189.3 million and $143.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee that may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of March 31, 2008, we had $400 million in warehouse credit capacity, in the form of two $200 million senior facilities. One $200 million senior facility provides funding for automobile contracts purchased under the TFC programs while both senior facilities provide funding for automobile contracts purchased under the CPS programs.

The first of two warehouse facilities mentioned above is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expires on November 6, 2008, although it is renewable with the mutual agreement of the parties. On November 8, 2006 the facility was increased from $150 million to $200 million and the maximum advance rate was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. The advance rate is subject to the lender's valuation of the collateral, which in turn is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations, and is currently less than the maximum advance rate. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.50% per annum. At March 31, 2008, $172.4 million was outstanding under this facility, of which $94.5 million was repaid upon closing of our April 2008 securitization.

The second of two warehouse facilities is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs. The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants. On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants. The advance rate is subject to the lender's valuation of the collateral which, in turn, is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields for bonds issued in our term securitizations, and is currently less than the maximum advance rate. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. The facility expires on September 30, 2008, unless renewed by us and the lender before that time. At March 31, 2008, $195.6 million was outstanding under this facility, of which $175.4 was repaid upon closing of our April 2008 securitization.

The balance under these warehouse facilities generally will increase as we purchase additional automobile contracts, until we effect a securitization utilizing automobile contracts pledged to the warehouse facilities. Proceeds from the securitization are then used to pay down the outstanding balance of the warehouse facilities.

The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund the spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the advance rate on the warehouse facilities, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread account either release cash to us or capture cash from collections on securitized automobile contracts. We are limited in our ability to purchase automobile contracts by our available cash and the capacity of our warehouse facilities. As of March 31, 2008, we had unrestricted cash on hand of $18.5 million and available capacity from our warehouse credit facilities of $32.0 million, subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Upon closing of our April 2008 securitization, we repaid $269.9 million of warehouse debt. Our plans to manage our liquidity include the completion of additional term securitizations that may result in additional unrestricted cash through repayment of the warehouse facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete term securitizations on favorable economic terms or that we will be able to complete term securitizations at all. If we were unable to complete such securitizations, interest income and other portfolio related income would decrease.

Our primary means of ensuring that our cash demands do not exceed our cash resources is to match our levels of automobile contract purchases to our availability of cash. Our ability to adjust the quantity of automobile contracts that we purchase and securitize will be subject to general competitive conditions and the continued availability of warehouse credit facilities. There can be no assurance that the desired level of automobile contract acquisition can be maintained or increased. While the specific terms of our securitization transactions vary, our securitization agreements generally provide that we will receive excess cash flows only if the amount of credit enhancement has reached specified levels and/or the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to us of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the note insurers to require the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related Trusts will continue to generate sufficient cash.

In November 2005, we completed a securitization in which a wholly-owned bankruptcy remote consolidated subsidiary of ours issued $45.8 million of asset-backed notes secured by its retained interest in ten term securitization transactions. At December 31, 2006 there was $19.6 million outstanding on this facility and in May 2007 the notes were fully repaid. In December 2006 we entered into a $35 million residual credit facility that was secured by our retained interests in additional term securitizations. At December 31, 2006, there was $12.2 million outstanding under this facility. In July 2007, we established a combination term and revolving residual credit facility and used a portion of our initial draw under that facility to repay our remaining outstanding debt under the December 2006 $35 million residual facility.

Under the combination term and revolving residual credit facility, we have used and intend to use eligible residual interests in securitizations as collateral for floating rate borrowings. The amount that we may borrow is computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the "revolving note"), and (ii) a $60 million Class A-2 term note (the "term note"). The term note was fully drawn in July 2007 and is due in July 2009. As of March 31, 2008, we have drawn $30 million on the revolving note. The facility's revolving feature expires in July 2008. If we do not negotiate a renewal of the revolving feature by its maturity, we plan to repay the amounts due from a combination of the following: (i) additional proceeds from the offering of subordinated renewable notes; and (ii) a possible senior secured financing similar to our prior senior secured financings. There can be no assurance that we will be able to complete these transactions.

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of March 31, 2008, we were in compliance with all such financial covenants.

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

(C) INCOME TAXES

We and our subsidiaries file consolidated federal income and combined state franchise tax returns. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against that portion of the deferred tax asset whose utilization in future period is not more than likely.

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

(D) STOCK-BASED COMPENSATION

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment, revised 2004" ("SFAS 123R").

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

For the three months ended March 31, 2008, we recorded $342,000 in stock-based compensation costs, resulting from grants of options during the period and vesting of previously granted options. As of March 31, 2008, there were $4.6 million in unrecognized stock-based compensation costs to be recognized over future periods.

FORWARD LOOKING STATEMENTS

This report on Form 10-Q includes certain "forward-looking statements." Forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. Our provision for credit losses is a forward-looking statement, as it is dependent on our estimates as to future chargeoffs and recovery rates. Factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of automobile contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under automobile contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of automobile contracts, which would affect our ability to purchase automobile contracts, the terms on which we are able to finance such purchases, the willingness of dealers to sell automobile contracts to us on the terms that we offer, and the terms on which we are able to complete term securitizations once automobile contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel and interest rates (which affect the rates that we pay on notes issued in our securitizations). The statements concerning our structuring future securitization transactions as secured financings and the effects of such structures on financial items and on our future profitability also are forward-looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase automobile contracts, any changes in that rate, the credit performance of such automobile contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.


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

There have been no material changes in market risks since December 31, 2007.


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

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The information provided under the caption "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

ITEM 1A. RISK FACTORS

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 9, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we purchased a total of 514,238 shares of our common stock, as described in the following table:

ISSUER PURCHASES OF EQUITY SECURITIES


                                               TOTAL NUMBER OF      APPROXIMATE DOLLAR
                      Total                  Shares Purchased as   Value of Shares that
                    Number of      Average    Part of Publicly     May Yet be Purchased
                     Shares      Price Paid  Announced Plans or     Under the Plans or
     Period(1)      Purchased     per Share      Programs(2)             Programs
     ---------       -------     --------    -------------------   --------------------

January 2008         184,889     $   2.99               184,889            $5,448,980
February 2008        132,834         3.21               132,834             5,022,845
March 2008           196,515         2.75               196,515             4,482,142
                     -------     --------            ----------
Total                514,238     $   2.95              514,238
                     ========    =========           ==========

--------------------

(1) EACH MONTHLY PERIOD IS THE CALENDAR MONTH.
(2) OUR BOARD OF DIRECTORS IN JANUARY 2008 AUTHORIZED THE PURCHASE OF UP TO AN ADDITIONAL $5 MILLION OF OUR OUTSTANDING SECURITIES.

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

4.27 Indenture dated as of March 1, 2008, respecting notes issued by CPS Auto Receivables Trust 2008-A (exhibit 4.27 to Form 8-K filed by the registrant on April 15, 2008)

4.28 Sale and Servicing Agreement dated as of March 1, 2008, re CPS Auto Receivables Trust 2008-A (exhibit 4.28 to Form 8-K filed by the registrant on April 15, 2008)

31.1 Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.

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


                                        CONSUMER PORTFOLIO SERVICES, INC.
                                        (Registrant)


Date: April 25, 2008


                                   By:  /s/  CHARLES E. BRADLEY, JR.
                                        ----------------------------------
                                         Charles E. Bradley, Jr.
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        (Principal Executive Officer)


Date: April 25, 2008


                                   By:  /s/   JEFFREY P. FRITZ
                                      -------------------------------------
                                      Jeffrey P. Fritz
                                      SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                      OFFICER
                                     (Principal Financial Officer)