Form 10-Q
period 2008-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2008-08-11
CIK 889609

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

               Large Accelerated Filer [ ] Accelerated Filer [ X ]
             Non-Accelerated Filer [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 31, 2008 the registrant had 19,698,001 common shares outstanding.

================================================================================

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                  For the Quarterly Period Ended June 30, 2008

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Unaudited Condensed Consolidated Balance Sheets as of June 30,
         2008 and December 31, 2007.........................................  3
         Unaudited Condensed Consolidated Statements of Operations for the
         three-month and six-month periods ended June 30, 2008 and 2007 ....  4
         Unaudited Condensed Consolidated Statements of Cash Flows for
         the six-month periods ended June 30, 2008 and 2007.................  5
         Notes to Unaudited Condensed Consolidated Financial Statements.....  6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   16
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   28
Item 4.  Controls and Procedures...........................................   29


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   30
Item 1A. Risk factors......................................................   30
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   31
Item 4.  Submission of Matters to a Vote of Security Holders...............   31
Item 6.  Exhibits..........................................................   32
         Signatures........................................................   33


Item 1. Financial Statements

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                       June 30,     December 31,
                                                        2008           2007
                                                     -----------    -----------
ASSETS
Cash and cash equivalents                            $    21,799    $    20,880
Restricted cash and equivalents                          177,716        170,341

Finance receivables                                    1,915,351      2,068,004
Less: Allowance for finance credit losses                (88,610)      (100,138)
                                                     -----------    -----------
Finance receivables, net                               1,826,741      1,967,866

Furniture and equipment, net                               1,319          1,500
Deferred financing costs, net                             13,636         15,482
Deferred tax assets, net                                  58,845         58,835
Accrued interest receivable                               20,053         24,099
Other assets                                              23,708         23,810
                                                     -----------    -----------
                                                     $ 2,143,817    $ 2,282,813
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses                $    24,344    $    18,391
Warehouse lines of credit                                148,052        235,925
Income taxes payable                                      20,181         17,706
Residual interest financing                               86,836         70,000
Securitization trust debt                              1,712,164      1,798,302
Senior secured debt, related party                         5,693             --
Subordinated renewable notes                              28,775         28,134
                                                     -----------    -----------
                                                       2,026,045      2,168,458
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                    --             --
Series A preferred stock, $1 par value;
  authorized 5,000,000 shares; none issued                    --             --
Common stock, no par value; authorized
  30,000,000 shares; 19,852,266 and 19,525,042
  shares issued and outstanding at June 30, 2008 and
  December 31, 2007, respectively                         55,030         55,216
Additional paid in capital, warrants                         794            794
Retained earnings                                         64,397         60,794
Accumulated other comprehensive loss                      (2,449)        (2,449)
                                                     -----------    -----------
                                                         117,772        114,355
                                                     -----------    -----------
                                                     $ 2,143,817    $ 2,282,813
                                                     ===========    ===========


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.



               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                       Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------

                                         2008       2007       2008       2007
                                       --------   --------   --------   --------
Revenues:
Interest income                        $ 94,856   $ 89,448   $194,218   $169,938
Servicing fees                              280        113        708        395
Other income                              3,645      6,239      7,156     11,961
                                       --------   --------   --------   --------
                                         98,781     95,800    202,082    182,294
                                       --------   --------   --------   --------

Expenses:
Employee costs                           12,886     11,335     26,368     22,139
General and administrative                7,574      6,082     14,921     12,051
Interest                                 40,955     32,992     79,989     61,637
Interest, related party                      --        722         --      1,581
Provision for credit losses              30,894     32,670     65,803     62,159
Marketing                                 2,622      4,705      6,242      8,925
Occupancy                                 1,043        934      2,039      1,865
Depreciation and amortization                98        123        237        290
                                       --------   --------   --------   --------
                                         96,072     89,563    195,599    170,647
                                       --------   --------   --------   --------
Income before income tax expense          2,709      6,237      6,483     11,647
Income tax expense                        1,220      2,749      2,880      4,928
                                       --------   --------   --------   --------
Net income                             $  1,489   $  3,488   $  3,603   $  6,719
                                       ========   ========   ========   ========

Earnings per share:
  Basic                                $   0.08   $   0.16   $   0.19   $   0.31
  Diluted                                  0.08       0.15       0.18       0.29

Number of shares used in computing
earnings per share:
  Basic                                  18,830     21,539     19,063     21,533
  Diluted                                19,411     23,405     19,692     23,562


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.




               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                     Six Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                   2008         2007
                                                                 ---------    ---------
Cash flows from operating activities:
Net income                                                       $   3,603    $   6,719
Adjustments to reconcile net income to net cash
  provided by operating activities:
Write up on residual asset                                            (125)      (3,620)
Amortization of deferred acquisition fees                           (8,572)      (7,002)
Amortization of discount on Class B Notes                            5,845        2,218
Depreciation and amortization                                          237          290
Amortization of deferred financing costs                             5,047        4,378
Provision for credit losses                                         65,803       62,159
Stock-based compensation expense                                       654          488
Interest income on residual assets                                    (358)      (1,686)
Changes in assets and liabilities:
  Accrued interest receivable                                        4,046       (2,694)
  Other assets                                                         586        2,814
  Tax assets                                                           (10)      (1,207)
  Accounts payable and accrued expenses                              4,846        2,029
  Tax liabilities                                                    2,474        2,839
                                                                 ---------    ---------
    Net cash provided by operating activities                       84,076       67,725
                                                                 ---------    ---------
Cash flows from investing activities:
  Purchases of finance receivables held for investment            (255,924)    (676,303)
  Proceeds received on finance receivables held for investment     339,818      278,655
  Increases in restricted cash and equivalents                      (7,375)     (54,326)
  Purchase of furniture and equipment                                  (57)        (479)
                                                                 ---------    ---------
    Net cash provided by (used in) investing activities             76,462     (452,453)
                                                                 ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of securitization trust debt              285,389      709,171
  Proceeds from issuance of subordinated renewable notes             2,982        7,271
  Proceeds from issuance of senior secured debt, related party      10,000
  Payments on subordinated renewable notes                          (2,341)      (1,079)
  Net proceeds from warehouse lines of credit                      (87,872)       6,773
  Proceeds (repayment) of residual interest financing debt          16,836       (3,504)
  Repayment of securitization trust debt                          (377,370)    (316,750)
  Repayment of senior secured debt, related party                       --      (10,000)
  Payment of financing costs                                        (4,602)      (7,270)
  Repurchase of common stock                                        (2,719)      (1,549)
  Tax benefit from exercise of stock options                            --          167
  Exercise of options and warrants                                      78          720
                                                                 ---------    ---------
    Net cash provided by (used in) financing activities           (159,619)     383,950
                                                                 ---------    ---------
Increase (decrease) in cash and cash equivalents                       919         (778)
Cash and cash equivalents at beginning of period                    20,880       14,215
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $  21,799    $  13,437
                                                                 =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                     $  69,104    $  55,558
    Income taxes                                                 $     416    $   3,129
Non cash financing activities:
    Common stock issued in connection with new senior
      secured debt, related party                                $   1,801    $      --
    Warrants issued in connection with new senior
      secured debt, related party                                $   1,107    $      --


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

BASIS OF PRESENTATION

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim period presented. All such adjustments are, in our opinion, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the six-month period ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full year.

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

OTHER INCOME

Other income consists primarily of gains recognized on our Residual interest in securitizations, recoveries on previously charged off CPS and MFN contracts, convenience fees charged to obligors for certain types of payment transaction methods and fees paid to us by dealers for certain direct mail services we provide. The gain recognized related to the residual interest was $125,000 and $3.6 million for the six months ended June 30, 2008 and 2007, respectively. The recoveries on the charged-off CPS and MFN contracts were $1.2 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively. The convenience fees charged to obligors, which can be expected to increase or decrease in conjunction with increases or decreases in our managed portfolio, were $2.8 million and $1.4 million for the same periods, respectively. The direct mail revenues were $2.7 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively. In addition, other income for the six months ended June 30, 2007 included $1.7 million in proceeds from the sale of previously charged-off receivables to independent third parties. There were no similar sales of charged-off receivables in 2008.

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

For the six months ended June 30, 2008, we recorded stock-based compensation costs in the amount of $654,000. As of June 30, 2008, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.3 million. This amount will be recognized as expense over a weighted-average period of 3.8 years.

The following represents stock option activity for the six months ended June 30, 2008:

                                                                                      Weighted
                                                                     Weighted         Average
                                                      Number of      Average         Remaining
                                                        Shares       Exercise       Contractual
                                                    (in thousands)    Price             Term
                                                     ------------    --------       ------------
Options outstanding at the beginning of period ...          6,196    $   4.47                N/A
   Granted .......................................            565        3.18                N/A
   Exercised .....................................            (27)       1.50                N/A
   Forefeited ....................................           (104)       5.59                N/A
                                                     ------------    --------       ------------
Options outstanding at the end of period .........          6,630    $   4.36         6.64 years
                                                     ============    ========       ============

Options exercisable at the end of period .........          4,466    $   3.84         5.91 years
                                                     ============    ========       ============

At June 30, 2008, the aggregate intrinsic value of in-the-money options outstanding and exercisable was $10,000. The total intrinsic value of options exercised was $32,000 and $746,000 for the six months ended June 30, 2008 and 2007, respectively. New shares were issued for all options exercised during the six-month periods ended June 30, 2008 and 2007. At our annual meeting of shareholders held on June 4, 2008, the shareholders approved an amendment to our 2006 Long-Term Equity Incentive Plan that increased the number of shares issuable from 3,000,000 to 5,000,000. There were 2,255,000 shares available for future stock option grants under existing plans as of June 30, 2008.

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


                                                     Six Months Ended
                                                         June 30,
                                                     ----------------
                                                           2008
                                                     ----------------
Risk-free interest rate ...........................         3.22%
Expected term, in years ...........................           6.0
Expected volatility ...............................        48.92%
Dividend yield ....................................            0%


PURCHASES OF COMPANY STOCK

During the six-month periods ended June 30, 2008 and 2007, we purchased 925,276 and 247,605 shares, respectively, of our common stock, at average prices of $2.94 and $6.26, respectively.

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

RECENT DEVELOPMENTS

UNCERTAINTY OF CAPITAL MARKETS

We are dependent upon the continued availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 48 term securitizations comprising approximately $6.4 billion in contracts. We conducted four term securitizations in 2006, four in 2007, and one in 2008. However, since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, increased financial guaranty premiums and reduced demand for asset-backed securities, including for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. We believe that these adverse changes in the capital markets are primarily the result of widespread defaults of sub-prime mortgages securing a variety of term securitizations and related financial instruments, including instruments carrying financial guarantees similar to those we typically obtain for our own term securitizations.

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

The adverse changes that have taken place in the market to date have caused us to curtail our purchases of automobile contracts in order to extend the time when our warehousing financing capacity would require us to conduct a term securitization. If the current adverse circumstances that have affected the capital markets should worsen such that we are precluded from completing a future securitization of our receivables, we may exhaust the capacity of our warehouse credit facilities which would cause us to further curtail or cease our purchases of new automobile contracts. Further adverse changes in the capital markets might result in our inability to securitize automobile contracts, which could lead to a material adverse effect on our operations.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Although we believe that such reductions in contract purchases would allow us to continue operations, such reductions have resulted in a decrease in the size of our portfolio of automobile contracts. A continuing decrease in portfolio size could have a material adverse effect on our cash flows and results of operations. However, continuing cashflows otherwise available to us would be sufficient to meet our remaining operating needs in the near term.


(2) FINANCE RECEIVABLES

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

                                                                   June 30,     December 31,
                                                                    2008            2007
                                                                 -----------    -----------
Finance Receivables                                                     (In thousands)

 Automobile finance receivables, net of unearned interest ....     1,940,013      2,091,892
    Less: Unearned acquisition fees and originations costs ...       (24,662)       (23,888)
                                                                 -----------    -----------
    Finance Receivables ......................................   $ 1,915,351    $ 2,068,004
                                                                 ===========    ===========

The following table presents a summary of the activity for the allowance for credit losses for the six-month periods ended June 30, 2008 and 2007:

                                                              June 30,     June 30,
                                                               2008         2007
                                                             ---------    ---------
                                                                 (In thousands)

    Balance at beginning of period .......................   $ 100,138    $  79,380
    Provision for credit losses on finance receivables ...      65,803       62,159
    Charge offs ..........................................     (93,671)     (56,339)
    Recoveries ...........................................      16,340       10,397
                                                             ---------    ---------
    Balance at end of period .............................   $  88,610    $  95,597
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

                                                              June 30,     June 30,
                                                               2008         2007
                                                             ---------    ---------
                                                                (In thousands)

Gross balance of repossessions in inventory ..............   $  39,350    $  24,606
Adjustment for losses on repossessed inventory ...........     (26,903)     (15,383)
                                                             ---------    ---------
Net repossessed inventory included in other assets .......   $  12,447    $   9,223
                                                             =========    =========

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(3) SECURITIZATION TRUST DEBT

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as "Securitization trust debt," and the components of such debt are summarized in the following table:

                                                                                                Weighted
                                                                                                 Average
                    Final         Receivables                  Outstanding     Outstanding     Contractual
                  Scheduled       Pledged at                   Principal at    Principal at   Interest Rate
                   Payment         June 30,       Initial        June 30,      December 31,    at June 30,
  Series           Date (1)          2008        Principal         2008           2007            2008
-----------    ---------------   ------------   ------------   ------------   -------------   ------------
                                             (Dollars in thousands)
CPS 2003-C     March 2010        $      2,699  $      87,500   $      2,822   $       5,683          3.57%
CPS 2003-D     October 2010             3,737         75,000          3,758           6,695          3.91%
CPS 2004-A     October 2010             5,882         82,094          6,071           9,849          4.32%
CPS 2004-B     February 2011            9,521         96,369          9,814          14,937          4.17%
CPS 2004-C     April 2011              12,396        100,000         12,644          18,763          4.24%
CPS 2004-D     December 2011           18,142        120,000         18,199          25,994          4.44%
CPS 2005-A     October 2011            26,276        137,500         24,633          34,154          5.30%
CPS 2005-B     February 2012           31,604        130,625         29,674          39,008          4.67%
CPS 2005-C     March 2012              54,216        183,300         50,955          67,834          5.14%
CPS 2005-TFC   July 2012               17,994         72,525         17,426          24,654          5.76%
CPS 2005-D     July 2012               48,132        145,000         47,430          61,857          5.69%
CPS 2006-A     November 2012           95,634        245,000         94,292         120,667          5.32%
CPS 2006-B     January 2013           117,033        257,500        114,540         144,941          6.30%
CPS 2006-C     June 2013              128,848        247,500        126,771         159,308          5.60%
CPS 2006-D     August 2013            131,947        220,000        128,958         159,384          5.57%
CPS 2007-A     November 2013          197,849        290,000        191,973         233,092          5.55%
CPS 2007-TFC   December 2013           65,760        113,293         64,813          84,685          5.79%
CPS 2007-B     January 2014           238,345        314,999        232,649         277,878          5.98%
CPS 2007-C     May 2014               275,070        327,498        267,988         308,919          6.02%
CPS 2008-A     October 1, 2014        293,193        310,359        266,754         n/a              6.63%
                                 ------------   ------------   ------------   -------------
                                 $  1,774,278   $  3,556,062   $  1,712,164   $   1,798,302
                                 ============   ============   ============   =============


-----------------
(1) THE FINAL SCHEDULED PAYMENT DATE REPRESENTS FINAL LEGAL MATURITY OF THE SECURITIZATION TRUST DEBT. SECURITIZATION TRUST DEBT IS EXPECTED TO BECOME DUE AND TO BE PAID PRIOR TO THOSE DATES, BASED ON AMORTIZATION OF THE FINANCE RECEIVABLES PLEDGED TO THE TRUSTS. EXPECTED PAYMENTS, WHICH WILL DEPEND ON THE PERFORMANCE OF SUCH RECEIVABLES, AS TO WHICH THERE CAN BE NO ASSURANCE, ARE $374.2 MILLION IN 2008, $626.4 MILLION IN 2009, $396.3 MILLION IN 2010, $220.7 MILLION IN 2011, $83.5 MILLION IN 2012 AND $11.1 MILLION IN 2013.

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

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of June 30, 2008, we were in compliance with all such financial covenants.

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of June 30, 2008, restricted cash under the various agreements totaled approximately $177.7 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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


(4) INTEREST INCOME

The following table presents the components of interest income:


                                       Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                       -------------------   -------------------
                                         2008       2007       2008       2007
                                       --------   --------   --------   --------
                                         (In thousands)

Interest on Finance Receivables ....   $ 93,732   $ 86,560   $191,474   $163,768
Residual interest income ...........        162        740        359      1,686
Other interest income ..............        962      2,148      2,385      4,484
                                       --------   --------   --------   --------

Net interest income ................   $ 94,856   $ 89,448   $194,218   $169,938
                                       ========   ========   ========   ========

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(5) EARNINGS PER SHARE

Earnings per share for the six-month periods ended June 30, 2008 and 2007 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2008 and 2007:

                                                                Three Months Ended  Six Months Ended
                                                                     June 30,           June 30,
                                                                  ---------------   ---------------
                                                                   2008     2007     2008     2007
                                                                  ------   ------   ------   ------
                                                                   (In thousands)   (In thousands)

Weighted average number of common shares outstanding during
   the period used to compute basic earnings per share ........   18,830   21,539   19,063   21,533

Incremental common shares attributable to exercise of
   outstanding options and warrants ...........................      581    1,866      629    2,029
                                                                  ------   ------   ------   ------
Weighted average number of common shares used to compute
   diluted earnings per share .................................   19,411   23,405   19,692   23,562
                                                                  ======   ======   ======   ======


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

We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48 on January 1, 2007, we recognized approximately $230,000 for interest and penalties which is included as a component of the $11.6 million gross unrecognized tax benefits noted above. During the six months ended June 30, 2008, we did not recognize a significant amount of potential interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

OTHER LITIGATION. In December 2006 an individual resident of Ohio, Agborebot Bate-Eya, filed a purported class counterclaim to a collection lawsuit brought by SeaWest Financial Corp. ("SeaWest") in Ohio state court. The counterclaim alleged that a form notice sent by SeaWest to counterplaintiff in December 2000, and used then and at other times, was not compliant with Ohio law. In August 2007, the counterplaintiff added us as an additional defendant, noting that we in April 2004 had purchased from SeaWest a number of consumer receivables, including that of the counterplaintiff. We filed a motion to dismiss the counterclaim, which has been granted. All claims against us have been dismissed with prejudice.

We have recorded a liability as of June 30, 2008 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

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

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(8) EMPLOYEE BENEFITS

We sponsor the MFN Financial Corporation Benefit Plan (the "Plan"). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan's net periodic benefit cost for the three-month and six-month periods ended June 30, 2008 and 2007.

                                                    Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                     2008        2007      2008        2007
                                                    -------    -------    -------    -------
                                                      (In thousands)        (In thousands)
                                                    ------------------    ------------------
Components of net periodic cost (benefit)
Service cost ....................................   $    --    $    --    $    --    $    --
Interest Cost ...................................       236        223        473        446
Expected return on assets .......................      (305)      (327)      (610)      (654)
Amortization of transition (asset)/obligation ...        --         (3)        --         (5)
Amortization of net (gain) / loss ...............        41         20         82         39
                                                    -------    -------    -------    -------
   Net periodic cost (benefit) ..................   $   (28)   $   (87)   $   (55)   $  (174)
                                                    =======    =======    =======    =======


We did not make any contributions to the Plan during the six-month period ended
June 30, 2008 and we do not anticipate making any contributions for the remainder of 2008.


(9) COMPREHENSIVE INCOME

The components of comprehensive income are as follows:


                                                    Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                      (In thousands)        (In thousands)
                                                     2008        2007      2008        2007
                                                    -------    -------    -------    -------

Net income ......................................   $ 1,489      3,488    $ 3,603    $ 6,719
Minimum pension liability, net of tax ...........        --         --         --         --
                                                    -------    -------    -------    -------
   Comprehensive income .........................   $ 1,489    $ 3,488    $ 3,603    $ 6,719
                                                    =======    =======    =======    =======


(10) SUBSEQUENT EVENT

In July 2007, we established a combination term and revolving residual credit facility and used a portion of our initial draw under that facility to repay our remaining outstanding debt under the December 2006 $35 million residual facility.

Under the combination term and revolving residual credit facility, we have used and intend to use eligible residual interests in securitizations as collateral for floating rate borrowings. The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the "revolving note"), and (ii) a $60 million Class A-2 term note (the "term note"). The term note was fully drawn in July 2007 and was due in July 2009. As of June 30, 2008, we had drawn $26.8 million on the revolving note. The facility's revolving feature expired in July 2008. On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for

               CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


an extension, at our option if certain conditions are met, of the Class A-2 note maturity from June 2009 to June 2010. In conjunction with the amendment, we reduced the principal amount outstanding to $70,000,000, by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429 and (ii) cash of $12,765,244. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.


On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note issued by the Company. The indebtedness is secured by substantially all of the Company's assets, though not by the assets of the Company's special-purpose financing subsidiaries. In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note. Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock. In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which, upon the approval of our shareholders, would become exercisable for up to 1,500,000 shares of our common stock, at a then-exercise price of $2.573 per share, and (ii) warrants that we refer to as the N Warrants, exercisable upon the approval of our shareholders for up to 275,000 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018, to the extent permitted by applicable law and regulation. We valued the warrants using the Black-Scholes valuation model and have recorded their value as a liability on our balance sheet since the terms of the warrants also include a provision whereby the lender may require us to purchase the warrants for cash.

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

On March 8, 2002, we acquired MFN Financial Corporation and its subsidiaries in a merger. On May 20, 2003, we acquired TFC Enterprises, Inc. and its subsidiaries in a second merger. Each merger was accounted for as a purchase. MFN Financial Corporation and its subsidiaries and TFC Enterprises, Inc. and its subsidiaries were engaged in businesses similar to ours: buying automobile contracts from dealers and servicing those automobile contracts. MFN Financial Corporation and its subsidiaries ceased acquiring automobile contracts in May 2002; we suspended purchases of automobile contracts under our "TFC programs" in July 2008.

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

Since the third quarter 2003 through June 2008, we have conducted 23 term securitizations. Of these 23, 18 were quarterly securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005 and the debt from the November 2005 transaction was repaid in May 2007. In September 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. In December 2005 and again in May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations. All such securitizations since the third quarter of 2003 have been structured as secured financings.

UNCERTAINTY OF CAPITAL MARKETS

We are dependent upon the continued availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 48 term securitizations comprising approximately $6.4 billion in contracts. We conducted four term securitizations in 2006, four in 2007, and one in 2008. However, since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, increased financial guaranty premiums and reduced demand for asset-backed securities, including for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. We believe that these adverse changes in the capital markets are primarily the result of widespread defaults of sub-prime mortgages securing a variety of term securitizations and related financial instruments, including instruments carrying financial guarantees similar to those we typically obtain for our own term securitizations.

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

The adverse changes that have taken place in the market to date have caused us to curtail our purchases of automobile contracts in order to extend the time when our warehousing financing capacity would require us to conduct a term securitization. If the current adverse circumstances that have affected the capital markets should worsen such that we are precluded from completing a future securitization of our receivables, we may exhaust the capacity of our warehouse credit facilities which would cause us to further curtail or cease our purchases of new automobile contracts. Further adverse changes in the capital markets might result in our inability to securitize automobile contracts, which could lead to a material adverse effect on our operations.

Although we believe that such reductions in contract purchases would allow us to continue operations, such reductions have resulted in a decrease in the size of our portfolio of automobile contracts. A continuing decrease in portfolio size could have a material adverse effect on our cash flows and results of operations. However, continuing cashflows otherwise available to us would be sufficient to meet our remaining operating needs in the near term.


RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTHS ENDED JUNE 30, 2008 WITH THE THREE-MONTHS ENDED JUNE 30, 2007

REVENUES. During the three months ended June 30, 2008, revenues were $98.8 million, an increase of $3.0 million, or 3.1%, from the prior year revenue of $95.8 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended June 30, 2008 increased $5.4 million, or 6.0%, to $94.9 million from $89.5 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (resulting in an increase of $7.2 million in interest income). This increase was partially offset by decreased interest earned on restricted cash balances and a decrease in interest earned on our residual interest in securitizations.

Servicing fees totaling $280,000 in the three months ended June 30, 2008 increased $167,000, or 148.1%, from $113,000 in the prior year. The increase in servicing fees is the result of recoveries on the SeaWest Third Party portfolio. Such recoveries have been treated as servicing fees since September 2007; prior to that time they were applied to an outstanding note obligation of SeaWest to CPS, in accordance with the terms of the related agreements. We expect servicing fees generally to decrease as the SeaWest Third Party portfolio and related recoveries decline.

As of June 30, 2008 and 2007, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

                                                June 30, 2008         June 30, 2007
                                             ------------------    ------------------
                                               Amount       %        Amount       %
                                             ----------   -----    ----------   -----
TOTAL MANAGED PORTFOLIO                                     ($ in millions)
Owned by Consolidated Subsidiaries .......   $  1,979.4   100.0%   $  1,889.4    99.4%
Owned by Non-Consolidated Subsidiaries ...         --       0.0%          9.6     0.5%
SeaWest Third Party Portfolio ............          0.1     0.0%          1.3     0.1%
                                             ----------   -----    ----------   -----

Total ....................................   $  1,979.5   100.0%   $  1,900.3   100.0%
                                             ==========   =====    ==========   =====


At June 30, 2008, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,979.5 million (this amount includes
$128,000 of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,900.3 million as of June 30, 2007. At June 30, 2008 and 2007, the managed portfolio composition was as follows:

                                                June 30, 2008         June 30, 2007
                                             ------------------    ------------------
                                               Amount       %        Amount       %
                                             ----------   -----    ----------   -----
ORIGINATING ENTITY                                          ($ in millions)
CPS ......................................   $  1,920.1    97.0%   $  1,834.6    96.5%
TFC ......................................         59.0     3.0%         62.1     3.3%
MFN ......................................          0.0     0.0%          0.2     0.0%
SeaWest ..................................          0.3     0.0%          2.1     0.1%
SeaWest Third Party Portfolio ............          0.1     0.0%          1.3     0.1%
                                             ----------   -----    ----------   -----

Total ....................................   $  1,979.5   100.0%   $  1,900.3   100.0%
                                             ==========   =====    ==========   =====

Other income decreased $2.6 million, or 41.6%, to $3.6 million in the three months ended June 30, 2008 from $6.2 million during the prior year. The year over year decrease is the result of a variety of factors. In the prior year period, we sold a portfolio of charged off receivables for a gain of $1.7 million. In addition, prior year other income includes $1.1 million resulting from an increase in the carrying value of our residual interest in securitizations. The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated, which in turn resulted in actual cash flows exceeding cash flows that were estimated in our valuation of the residual asset at March 31, 2007. We do not expect that future cash flows will significantly exceed the estimates we are currently using for the valuation of our residual interest. In addition, recoveries on MFN and certain other automobile contracts decreased by $265,000 compared to the 2007 period. Partially offsetting these declines in other income, in 2008 we experienced increases in convenience fees charged to obligors for certain transaction types (an increase of $662,000). The level of convenience fees we earn is closely related to the size of our managed portfolio. Consequently, increases or decreases in convenience fees will result from increases or decreases in our managed portfolio.

The adverse changes that have taken place in the market to date have caused us to curtail our purchases of automobile contracts in order to extend the time when our warehousing financing capacity would require us to conduct a term securitization. As a result, our managed portfolio has decreased from $2,126.2 million at December 31, 2007 to $1,979.5 at June 30, 2008. If the adverse conditions continue and our managed portfolio continues to decline, our revenues will decline proportionately.

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

Total operating expenses were $96.1 million for the three months ended June 30, 2008, compared to $89.6 million for the prior year, an increase of $6.5 million, or 7.3%. The increase is primarily due to an increase in interest expense of $7.2 million, or 21.5%.

Employee costs increased by 13.7% to $12.9 million during the three months ended June 30, 2008, representing 13.4% of total operating expenses, from $11.3 million for the prior year, or 12.7% of total operating expenses. During and through the end of 2007, we gradually increased our number of employees, generally throughout all areas of the Company, to accommodate greater volumes of contract purchases and the resulting higher balance of our managed portfolio. For the three-month period ended June 30, 2008 we averaged 872 employees compared to 858 employees for the same period of the prior year.

General and administrative expenses increased by 24.5% to $7.6 million and represented 7.9% of total operating expenses in the three months ending June 30, 2008. General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables including expenses for facilities, credit services, telecommunications and marketing.

Interest expense for the three months ended June 30, 2008 increased $7.2 million, or 21.5%, to $41.0 million, compared to $33.7 million in the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt increased by $7.2 million in the three months ended June 30, 2008 compared to the prior year. We also experienced increases in residual interest financing interest expenses of $1.6 million. A portion of the increase in interest expense can also be attributed to a gradual increase in market interest rates during 2007 during which time new securitization trust debt was added at fixed rates that were generally higher than the fixed rates on older securitization trust debt that was fully or partially repaid. Moreover, due to the securitization market disruption discussed above, the interest rates and discounts on the securitization trust debt from our April 2008 securitization transaction were significantly higher than those on our September 2007 transaction, which also contributed to the increase. Increases in interest expense for securitization trust debt and residual interest financing were somewhat offset by a decrease of $333,000 in interest expense for subordinated debt and a decrease of $1.3 million for warehouse debt interest expense. The decrease in the warehouse debt interest expense can be attributed to our lower level of new contract purchases in 2008 as compared to 2007.

At June 30, 2008 we borrowed $10 million in new senior secured debt. Subsequently, and prior to this filing, we borrowed an additional $15 million in senior secured debt and amended our existing residual financing indebtedness resulting in a higher interest rate on that indebtedness. As a result, we can expect that our interest expense on these components of debt will increase in future periods although such increases may be somewhat offset by decreases in our securitization trust debt should our portfolio of managed receivables continue to decline.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and decreased by $2.1 million, or 44.3%, to $2.6 million, compared to $4.7 million in the previous year. These expenses represented 2.7% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the three months ended June 30, 2008 as compared to the prior year. During the three months ended June 30, 2008, we purchased 5,268 automobile contracts aggregating $79.8 million, compared to 22,327 automobile contracts aggregating $346.0 million in the prior year. The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Occupancy expenses increased slightly by $109,000 or 11.6%, to $1.0 million compared to $934,000 in the previous year and represented 1.2% of total operating expenses.

Depreciation and amortization expenses decreased by $25,000, or 20.0%, to $98,000 from $123,000 in the previous year.

For the three months ended June 30, 2008, we recorded tax expense of $1.2 million or 45.0% of income before income taxes. For the three months ended June 30, 2007, we recorded income taxes of $2.7 million or 44.1% of income before income taxes. The increased effective tax rate is primarily related to the impact of 2008 projected permanent differences from various items including stock based compensation. As of June 30, 2008, we had net deferred tax assets of $58.8 million.


COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTHS ENDED JUNE 30, 2008 WITH THE SIX-MONTHS ENDED JUNE 30, 2007

REVENUES. During the six months ended June 30, 2008, revenues were $202.1 million, an increase of $19.8 million, or 10.9%, from the prior year revenue of $182.3 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the six months ended June 30, 2008 increased $24.3 million, or 14.3%, to $194.2 million from $169.9 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (resulting in an increase of $27.7 million in interest income). This increase was partially offset by decreased interest earned on restricted cash balances and a decrease in interest earned on our residual interest in securitizations.

Servicing fees totaling $708,000 in the six months ended June 30, 2008 increased $313,000, or 79.3%, from $395,000 in the prior year. The increase in servicing fees is the result of recoveries on the SeaWest Third Party portfolio. Such recoveries have been treated as servicing fees since September 2007; prior to that time they were applied to an outstanding note obligation of SeaWest to CPS, in accordance with the terms of the related agreements. We expect servicing fees generally to decrease as the SeaWest Third Party portfolio and related recoveries decline.

At June 30, 2008, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,979.5 million (this amount includes $128,000 of automobile contracts securitized by SeaWest, on which we earn only servicing fees), compared to a managed portfolio with an outstanding principal balance of $1,900.3 million as of June 30, 2007.

Other income decreased $4.8 million, or 40.2%, to $7.2 million in the six months ended June 30, 2008 from $12.0 million during the prior year. The year over year decrease is the result of a variety of factors. In the prior year period, we sold a portfolio of charged off receivables for a gain of $1.7 million. In addition, prior year other income includes $3.6 million resulting from an increase in the carrying value of our residual interest in securitizations. The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated, which in turn resulted in actual cash flows exceeding cash flows that were estimated in our valuation of the residual asset at December 31, 2006. We do not expect that future cash flows will significantly exceed the estimates we are currently using for the valuation of our residual interest. In addition, recoveries on MFN and certain other automobile contracts decreased by $515,000 compared to the 2007 period. Partially offsetting these declines in other income, in 2008 we experienced increases in convenience fees charged to obligors for certain transaction types (an increase of $1.4 million). The level of convenience fees we earn is closely related to the size of our managed portfolio. Consequently, increases or decreases in convenience fees will result from increases or decreases in our managed portfolio.

The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity. As a result, our managed portfolio has decreased from $2,126.2 million at December 31, 2007 to $1,979.5 at June 30, 2008. If the adverse conditions continue and our managed portfolio continues to decline, our revenues will decline proportionately.

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

Total operating expenses were $195.6 million for the six months ended June 30, 2008, compared to $170.6 million for the prior year, an increase of $25.0 million, or 14.6%. The increase is primarily due to an increase in interest expense of $16.8 million, or 26.5%.

Employee costs increased by 19.1% to $26.4 million during the six months ended June 30, 2008, representing 13.5% of total operating expenses, from $22.1 million for the prior year, or 13.0% of total operating expenses. The increase in employee costs is the result of additions to our staff, generally throughout all areas of the Company, to accommodate greater volumes of contract purchases and the resulting higher balance of our managed portfolio. For the six-month period ended June 30, 2008 we averaged 911 employees compared to 835 employees for the same period of the prior year.

General and administrative expenses increased by 23.8% to $14.9 million and represented 7.6% of total operating expenses in the six months ending June 30, 2008. General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables including expenses for facilities, credit services, telecommunications and marketing.

Interest expense for the six months ended June 30, 2008 increased $16.8 million, or 26.5%, to $80.0 million, compared to $63.2 million in the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt increased by $13.8 million in the six months ended June 30, 2008 compared to the prior year. We also experienced increases in warehouse interest expense and residual interest financing interest expenses of $710,000 and $3.0 million, respectively. A portion of the increase in interest expense can also be attributed to a gradual increase in market interest rates during 2007 during which time new securitization trust debt was added at fixed rates that were generally higher than the fixed rates on older securitization trust debt that was fully or partially repaid. Moreover, due to the securitization market disruption discussed above, the interest rates and discounts on the securitization trust debt from our April 2008 securitization transaction were higher than those on our September 2007 transaction, which also contributed to the increase. Increases in interest expense for securitization trust debt, warehouse and residual interest financing were somewhat offset by a decrease of $711,000 in interest expense for subordinated debt.

At June 30, 2008 we borrowed $10 million in new senior secured debt. Subsequently, and prior to this filing, we borrowed an additional $15 million in senior secured debt and amended our existing residual financing indebtedness resulting in a higher interest rate on that indebtedness. As a result, we can expect that our interest expense on these components of debt will increase in future periods although such increases may be somewhat offset by decreases in our securitization trust debt should our portfolio of managed receivables continue to decline.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and decreased by $2.7 million, or 30.1%, to $6.2 million, compared to $8.9 million in the previous year and represented 3.2% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the six months ended June 30, 2008 as compared to the prior year. During the six months ended June 30, 2008, we purchased 17,051 automobile contracts aggregating $255.9 million, compared to 43,897 automobile contracts aggregating $676.3 million in the prior year. The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Occupancy expenses increased slightly by $174,000 or 9.3%, to $2.0 million compared to $1.9 million in the previous year and represented 1.0% of total operating expenses.

Depreciation and amortization expenses decreased by $53,000, or 18.2%, to $237,000 from $290,000 in the previous year.

For the six months ended June 30, 2008, we recorded tax expense of $2.9 million or 44.4% of income before income taxes. For the six months ended June 30, 2007, we recorded income taxes of $4.9 million or 42.3% of income before income taxes. The increased effective tax rate is primarily related to the impact of 2008 projected permanent differences from various items including stock based compensation. As of June 30, 2008, we had net deferred tax assets of $58.8 million.

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

                                           DELINQUENCY EXPERIENCE (1)
                                       CPS, MFN, TFC AND SEAWEST COMBINED

                                                              June 30, 2007             June 30, 2008           December 31, 2007
                                                        ------------------------   -----------------------   -----------------------
                                                         Number of                  Number of                              Number of
                                                         Contracts      Amount      Contracts    Amount      Contracts      Amount
                                                        ----------    ----------   ----------   ----------   ----------   ----------
                                                                                   (Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1) ........................     162,673    $1,981,134      150,900   $1,903,233      168,260   $2,128,656
Period of delinquency (2)
   31-60 days ........................................       3,950        44,740        3,495       40,267        4,227       48,134
   61-90 days ........................................       2,122        24,408        1,511       17,049        2,370       27,877
   91+ days ..........................................       1,203        12,754          909        9,229        2,039       24,888
                                                        ----------    ----------   ----------   ----------   ----------   ----------
Total delinquencies (2) ..............................       7,275        81,902        5,915       66,545        8,636      100,899
Amount in repossession (3) ...........................       3,410        39,346        2,228       25,716        3,049       33,400
                                                                      ----------   ----------   ----------   ----------   ----------
Total delinquencies and amount in repossession (2) ...      10,685    $  121,248        8,143   $   92,261       11,685   $  134,299
                                                        ==========    ==========   ==========   ==========   ==========   ==========
Delinquencies as a percentage of gross servicing
portfolio ............................................         4.5%        4.1 %        3.9 %        3.5 %        5.1 %        4.7 %

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio ............       6.6 %         6.1 %        5.4 %        4.8 %        6.9 %        6.3 %


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

                                  NET CHARGE-OFF EXPERIENCE (1)
                               CPS, MFN, TFC AND SEAWEST COMBINED

                                                   June 30,      June 30,   December 31,
                                                     2008         2007          2007
                                                  ----------   ----------    ----------
                                                         (Dollars in thousands)
Average servicing portfolio outstanding .......   $2,067,917   $1,752,458    $1,905,162
Annualized net charge-offs as a percentage of
average servicing portfolio (2) ...............        6.8 %        4.6 %         5.3 %

-------------------------
(1) ALL AMOUNTS AND PERCENTAGES ARE BASED ON THE PRINCIPAL AMOUNT SCHEDULED TO BE PAID ON EACH AUTOMOBILE CONTRACT, NET OF UNEARNED INCOME ON PRE-COMPUTED AUTOMOBILE CONTRACTS. THE INFORMATION IN THE TABLE REPRESENTS ALL AUTOMOBILE CONTRACTS SERVICED BY US (EXCLUDING AUTOMOBILE CONTRACTS FROM THE SEAWEST THIRD PARTY PORTFOLIO).

(2) NET CHARGE-OFFS INCLUDE THE REMAINING PRINCIPAL BALANCE, AFTER THE APPLICATION OF THE NET PROCEEDS FROM THE LIQUIDATION OF THE VEHICLE (EXCLUDING ACCRUED AND UNPAID INTEREST) AND AMOUNTS COLLECTED SUBSEQUENT TO THE DATE OF CHARGE-OFF, INCLUDING SOME RECOVERIES WHICH HAVE BEEN CLASSIFIED AS OTHER INCOME IN THE ACCOMPANYING INTERIM FINANCIAL STATEMENTS. JUNE 30, 2008 AND JUNE 30, 2007 PERCENTAGE REPRESENTS SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007 ANNUALIZED. DECEMBER 31, 2007 REPRESENTS 12 MONTHS ENDED DECEMBER 31, 2007.

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

Net cash provided by operating activities for the six-month period ended June 30, 2008 was $84.1 million compared to net cash provided by operating activities for the six-month period ended June 30, 2007 of $67.7 million. Cash provided by operating activities is affected by our increased net earnings before the significant increase in the provision for credit losses.

Net cash provided by investing activities for the six-month period ended June 30, 2008 was $76.5 million compared to net cash used in investing activities of
452.5 million in the prior year period. Cash flows from investing activities has primarily related to purchases of automobile contracts less principal amortization on our consolidated portfolio of automobile contracts. The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Net cash used by financing activities for the six months ended June 30, 2008 was $159.6 million compared to net cash provided by financing activities of $384.0 million in the prior year period. Cash provided by financing activities is generally related to the issuance of new securitization trust debt. We issued $285.4 million in new securitization trust debt in the six months ended June 30, 2008 compared to $709.2 million in the prior year period. Cash used in financing activities also includes the repayment of securitization trust debt of $377.4 million and $316.8 million for the six-month periods ended June 30, 2008 and 2007, respectively.

We purchase automobile contracts from dealers for cash prices approximating their principal amounts, adjusted for acquisition fees that may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of June 30, 2008, we had $400 million in warehouse credit capacity, in the form of two $200 million senior facilities. One $200 million senior facility provides funding for automobile contracts purchased under the TFC programs while both senior facilities provide funding for automobile contracts purchased under the CPS programs.

The first of two warehouse facilities mentioned above is provided by Bear, Stearns International Limited and is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expires on November 6, 2008, although it is renewable with the mutual agreement of the parties. On November 8, 2006 the facility was increased from $150 million to $200 million and the maximum advance rate was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. The advance rate is subject to the lender's valuation of the collateral, which in turn is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations, and is currently at less than the maximum advance rate. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.50% per annum. At June 30, 2008, $77.2 million was outstanding under this facility.

The second of two warehouse facilities is provided by UBS Real Estate Securities Inc. and is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC. This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs. The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants. On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants. The advance rate is subject to the lender's valuation of the collateral which, in turn, is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields for bonds issued in our term securitizations, and is currently at less than the maximum advance rate. Notes under this facility accrue interest at a rate of one-month LIBOR plus 2.00% per annum. The facility expires on September 30, 2008, unless renewed by us and the lender before that time. At June 30, 2008, $70.9 million was outstanding under this facility.

The balance under these warehouse facilities generally will increase as we purchase additional automobile contracts, until we effect a securitization utilizing automobile contracts pledged to the warehouse facilities. Proceeds from the securitization are then used to pay down the outstanding balance of the warehouse facilities.

The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund the spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the advance rate on the warehouse facilities, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread account either release cash to us or capture cash from collections on securitized automobile contracts. We are limited in our ability to purchase automobile contracts by our available cash and the capacity of our warehouse facilities. As of June 30, 2008, we had unrestricted cash on hand of $21.8 million and available capacity from our warehouse credit facilities of $251.9 million, subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Our plans to manage our liquidity include the completion of additional term securitizations that may result in additional unrestricted cash through repayment of the warehouse facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete term securitizations on favorable economic terms or that we will be able to complete term securitizations at all. If we were unable to complete such securitizations, interest income and other portfolio related income would decrease.

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

Under the combination term and revolving residual credit facility, we have used and intend to use eligible residual interests in securitizations as collateral for floating rate borrowings. The amount that were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the "revolving note"), and (ii) a $60 million Class A-2 term note (the "term note"). The term note was fully drawn in July 2007 and was due in July 2009. As of June 30, 2008, we had drawn $26.8 million on the revolving note. The facility's revolving feature expired in July 2008. On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions are met, of the Class A-2 note maturity from June 2009 to June 2010. At the time of the amendment the aggregate indebtedness under this facility was $70.0 million.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note issued by the Company. The indebtedness is secured by substantially all of the Company's assets, though not by the assets of the Company's special-purpose financing subsidiaries. In conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of June 30, 2008, we were in compliance with all such financial covenants.


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

For the six months ended June 30, 2008, we recorded $654,079 in stock-based compensation costs, resulting from grants of options during the period and vesting of previously granted options. As of June 30, 2008, there were $4.3 million in unrecognized stock-based compensation costs to be recognized over future periods.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are subject to interest rate risk during the period between when automobile contracts are purchased from dealers and when such automobile contracts become part of a term securitization. Specifically, the interest rates on the warehouse facilities are adjustable while the interest rates on the automobile contracts are fixed. Historically, our term securitization facilities have had fixed rates of interest. To mitigate some of this risk, we have in the past structured certain of our securitization transactions to include pre-funding structures, in which the amount of notes issued exceeds the amount of automobile contracts initially sold to the trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional automobile contracts to the trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we lock in the borrowing costs with respect to the automobile contracts it subsequently delivers to the trust. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of automobile contracts and the interest rate paid on the notes outstanding, as to the amount of which there can be no assurance.

We have historically mitigated, but not eliminated, interest rate risk by generally holding such contracts for less than four months before obtaining permanent fixed rate financing. The reader should note that extraordinary events in the market for securitized receivables have materially increased the cost of obtaining permanent financing through securitization. To minimize the extent to which we incur such increased costs, we have chosen to accept increased interest rate risk, and we are holding fixed rate automobile contracts in floating rate warehouse credit facilities beyond four months, approaching the 180-day maximums that apply to each of our two warehouse credit facilities.

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

Such information included a reference to an individual resident of Ohio, Agborebot Bate-Eya, having filed against us a purported class counterclaim to a collection lawsuit. The claims against us have since been dismissed with prejudice.


ITEM 1A. RISK FACTORS

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 9, 2007. Material changes from such risk factors as previously disclosed are set forth below.

One of the risk factors discussed in our annual report on Form 10-K advised that our financial and operational performance depends upon a number of factors, many of which are beyond our control. The reader should note that among such factors is the ability to execute securitization transactions on acceptable terms, as to which there can be no assurance.

Another of the risk factors discussed in our annual report on Form 10-K noted that we are dependent on warehouse financing facilities, pointed out that the lender in one of our two warehouse financing facilities is an affiliate of Bear Stearns, and noted that liquidity issues or changes in business strategy on the part of that lender could affect whether that lender may continue to do business with us. Subsequent to filing of our annual report, Bear Stearns has been acquired by JPMorgan Chase. We cannot predict whether JPMorgan Chase will agree to a renewal of that warehouse facility, which will expire in November 2008 unless earlier renewed or terminated upon the occurrence of certain events, nor the terms on which any renewal may be available.

The same risk factor included in our annual report on Form 10-K described the issuance of subordinated debt under each of our two warehouse credit facilities, noted that the obligation of subordinated lenders to purchase such debt was to expire by its terms on January 15, 2008, noted that we had entered into a series of short-term extensions, and warned that there could be no assurance as to our ability to come to terms regarding further extensions. In April 2008, we paid all outstanding subordinated debt issued under such warehouse facilities. We were not able to come to terms that would allow us to continue to issue subordinated debt under the warehouse facilities, and we no longer have the ability to issue subordinated debt under either warehouse credit facility.

Another of the risk factors discussed in our annual report on Form 10-K noted that we are subject to interest rate risk related to our holding fixed rate automobile contracts, from the time that we acquire such contracts to the time that we obtain fixed rate permanent financing for such contracts, historically in securitizations. We stated there that we have mitigated, but not eliminated, that interest rate risk by generally holding such contracts for less than four months before obtaining permanent fixed rate financing. The reader should note that extraordinary events in the market for securitized receivables have materially increased the cost of obtaining permanent financing through securitization. To minimize the extent to which we incur such increased costs, we have chosen to accept increased interest rate risk, and we are holding fixed rate automobile contracts in floating rate warehouse credit facilities beyond four months, approaching the 180-day maximums that apply to each of our two warehouse credit facilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008, we purchased a total of 411,038 shares of our common stock, as described in the following table:


ISSUER PURCHASES OF EQUITY SECURITIES

                                                        Total Number of     Approximate Dollar
                              Total                  Shares Purchased as   Value of Shares that
                            Number of    Average       Part of Publicly    May Yet be Purchased
                             Shares     Price Paid   Announced Plans or     Under the Plans or
      Period(1)             Purchased    per Share       Programs(2)             Programs
--------------------------------------   --------     ----------------     --------------------

April 2008 ..............      137,539   $   2.98              137,539     $        4,071,771
May 2008 ................      140,136       2.95              140,136              3,657,953
June 2008 ...............      133,363       2.82              133,363              3,282,403
                            ----------   --------     ----------------

Total ...................      411,038   $   2.92              411,038                     --
                            ==========   ========     ================

--------------------


(1) EACH MONTHLY PERIOD IS THE CALENDAR MONTH.
(2) OUR BOARD OF DIRECTORS IN JANUARY 2008 AUTHORIZED THE PURCHASE OF UP TO AN ADDITIONAL $5 MILLION OF OUR OUTSTANDING SECURITIES.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 4, 2008. At the meeting, each of the eight nominees to the Board of Directors was elected for a one-year term by the shareholders, with votes cast as follows:


                  NOMINEE                      VOTES FOR         VOTES WITHHELD
                  -------                      ---------         --------------
                  Charles E. Bradley, Jr.      15,173,753            741,661
                  Chris A. Adams               14,807,737          1,107,677
                  E. Bruce Fredrikson          15,170,993            744,421
                  Brian J. Rayhill             14,807,737          1,107,677
                  William B. Roberts           15,014,649            900,765
                  John C. Warner               15,160,283            755,131
                  Gregory S. Washer            14,650,158          1,265,256
                  Daniel S. Wood               15,014,899            900,515


The shareholders also approved the three other proposals placed before the annual meeting. Those proposals were (i) to ratify the appointment of McGladrey & Pullen LLP as independent auditors of the Company for the fiscal year ending December 31, 2008, (ii) to approve an amendment to our 2006 Long-Term Equity Incentive Plan that increased by from 3,000,000 to 5,000,000 the number of shares of common stock that may be made the subject of plan awards, and (iii) to approve the material terms of the Company's Executive Management Bonus Plan, including an amendment that increased the maximum bonuses that may be paid under such Plan. Votes on the proposals were cast as follows:

                        Ratification of        Amendment of our 2006    Approval of the material terms
                          Selection of            Long-Term Equity        of the Company's Executive
                      Independent Auditors         Incentive Plan            Management Bonus Plan
                    -----------------------    ----------------------   ------------------------------
For                             15,678,953                 5,221,652                       14,683,074
Against                             54,640                 3,874,799                        1,048,537
Abstain                            181,821                   142,882                          183,800
Broker Non-votes                         0                 6,676,081                                0

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

4.27 Indenture dated as of March 1, 2008, respecting notes issued by CPS Auto Receivables Trust 2008-A (Incorporated by reference to exhibit
           4.27 to Form 8-K filed by the registrant on April 15, 2008)

4.28 Sale and Servicing Agreement dated as of March 1, 2008, re CPS Auto Receivables Trust 2008-A (Incorporated by reference to exhibit 4.28 to Form 8-K filed by the registrant on April 15, 2008)

10.15 Securities Purchase Agreement between the registrant and Levine Leichtman Capital Partners IV, L. P. ("LLCP"), relating to the sale of an aggregate of $25 million of Notes. (Incorporated by reference to exhibit 99.2 to Schedule 13D filed by LLCP on July 10, 2008)

10.15.1 Am. No. 1 dated July 10, 2008 to Securities Purchase Agreement dated June 30, 2008 between the registrant and LLCP

10.16 Registration Rights Agreement between the registrant and LLCP. (Incorporated by reference to exhibit 99.6 to Schedule 13D filed by LLCP on July 10, 2008)

10.17 Investor Rights Agreement between the registrant and LLCP. (Incorporated by reference to exhibit 99.7 to Schedule 13D filed by LLCP on July 10, 2008)

10.18 FMV Warrant dated June 30, 2008, issued to LLCP. (Incorporated by reference to the FMV warrant appearing as pages A-1 through A-13 of the preliminary proxy statement filed by the registrant on July 28, 2008.)

10.19 N Warrant dated June 30, 2008, issued to LLCP. (Incorporated by reference to the FMV warrant appearing as pages B-1 through B-13 of the preliminary proxy statement filed by the registrant on July 28, 2008.)

10.20 Amended and Restated Note Purchase Agreement dated July 10, 2008 among the registrant, its subsidiary Folio Funding II, LLC, and Citigroup Financial Products Inc.

10.21 Amended and Restated Indenture dated July 10, 2008 among Folio Funding II, LLC, Citigroup Financial Products Inc. and Wells Fargo Bank, N.A.

10.22 Performance Guaranty dated July 10, 2008 issued by the registrant in favor of Citigroup Financial Products Inc.

10.23      Warrant dated July 10, 2008, issued to Citigroup Global Markets Inc.

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


                  CONSUMER PORTFOLIO SERVICES, INC.
                  (Registrant)


Date: August 8, 2008

                           By:  /s/   CHARLES E. BRADLEY, JR.
                                -----------------------------------------
                           Charles E. Bradley, Jr.
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (Principal Executive Officer)


Date: August 8, 2008

                           By:  /s/   JEFFREY P. FRITZ
                                -----------------------------------------
                           Jeffrey P. Fritz
                           SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial Officer)