Form 10-Q
period 2008-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2008-11-07
CIK 889609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number: 1-11416

CONSUMER PORTFOLIO SERVICES, INC.
(Exact name of registrant as specified in its charter)

California	33-0459135
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

16355 Laguna Canyon Road, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, Including Area Code: (949) 753-6800

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [   ]    Accelerated Filer [ X ]
Non-Accelerated Filer [   ]   Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]  No [X]

As of October 31, 2008 the registrant had 19,462,429 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended September 30, 2008

Item 1.  Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$23,230	$20,880
Restricted cash and equivalents	167,774	170,341

Finance receivables	1,573,219	2,068,004
Less: Allowance for finance credit losses	(66,919)	(100,138)
Finance receivables, net	1,506,300	1,967,866

Furniture and equipment, net	1,284	1,500
Deferred financing costs, net	11,123	15,482
Deferred tax assets, net	53,867	58,835
Accrued interest receivable	16,842	24,099
Other assets	37,838	23,810
	$1,818,258	$2,282,813

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$15,921	$18,391
Warehouse lines of credit	8,692	235,925
Income taxes payable	8,847	17,706
Residual interest financing	68,250	70,000
Securitization trust debt	1,550,717	1,798,302
Senior secured debt, related party	19,813	-
Subordinated renewable notes	28,182	28,134
	1,700,422	2,168,458
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized
30,000,000 shares; 19,575,744 and 19,525,042
shares issued and outstanding at September 30, 2008 and
December 31, 2007, respectively	54,743	55,216
Additional paid in capital, warrants	7,471	794
Retained earnings	58,071	60,794
Accumulated other comprehensive loss	(2,449)	(2,449)
	117,836	114,355

	$1,818,258	$2,282,813

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007
Revenues:
Interest income	$87,706	$97,423	$281,924	$267,361
Servicing fees	235	274	944	668
Other income	3,775	5,058	10,930	17,020
	91,716	102,755	293,798	285,049

Expenses:
Employee costs	12,455	11,566	38,824	33,704
General and administrative	7,497	6,335	22,417	18,386
Interest	39,744	36,317	119,733	97,954
Interest, related party	1,219	65	1,219	1,646
Provision for credit losses	25,961	36,300	91,764	98,458
Loss on sale of receivables	13,963	-	13,963	-
Marketing	2,417	4,755	8,658	13,681
Occupancy	972	949	3,011	2,815
Depreciation and amortization	126	128	364	418
	104,354	96,415	299,953	267,062
Income (loss) before income tax expense (benefit)	(12,638)	6,340	(6,155)	17,987
Income tax expense (benefit)	(6,312)	2,663	(3,432)	7,591
Net income (loss)	$(6,326)	$3,677	$(2,723)	$10,396

Earnings (loss) per share:
Basic	$(0.32)	$0.18	$(0.14)	$0.49
Diluted	(0.32)	0.16	(0.14)	0.45

Number of shares used in computing
earnings (loss) per share:
Basic	19,693	20,779	19,275	21,279
Diluted	19,693	22,438	19,275	23,184

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,723)	$10,396
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on residual asset	-	(4,820)
Amortization of deferred acquisition fees	(12,583)	(10,662)
Amortization of discount on Class B Notes	10,117	3,337
Depreciation and amortization	364	418
Amortization of deferred financing costs	8,367	6,670
Provision for credit losses	91,764	98,459
Stock-based compensation expense	953	786
Interest income on residual assets	(493)	(2,210)
Loss on sale of receivables	13,963	-
Change in market value of warrants	555	-
Changes in assets and liabilities:
Accrued interest receivable	7,257	(5,363)
Other assets	(2,541)	(1,380)
Tax assets	4,968	(1,242)
Accounts payable and accrued expenses	(2,471)	2,138
Tax liabilities	(8,860)	1,390
Net cash provided by operating activities	108,637	97,917

Cash flows from investing activities:
Purchases of finance receivables held for investment	(289,760)	(1,016,547)
Proceeds received on finance receivables held for investment	487,396	432,732
Proceeds received on sale of receivables	159,855	-
Increases in restricted cash and equivalents	2,567	(45,784)
Purchase of furniture and equipment	(147)	(692)
Net cash provided by (used in) investing activities	359,911	(630,291)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	285,389	1,035,864
Proceeds from issuance of retail notes payable	3,808	10,927
Proceeds from issuance of senior secured debt, related party	25,000
Payments on retail notes payable	(3,759)	(2,436)
Net proceeds from (repayments to) warehouse lines of credit	(227,232)	6,235
Proceeds from residual interest financing debt	2,321	28,622
Repayment of securitization trust debt	(543,091)	(498,174)
Repayment of senior secured debt, related party	-	(25,000)
Payment of financing costs	(5,408)	(11,877)
Repurchase of common stock	(3,370)	(10,407)
Tax benefit from exercise of stock options	-	238
Exercise of options and warrants	144	1,074
Net cash provided by (used in) financing activities	(466,198)	535,066

Increase in cash and cash equivalents	2,350	2,692

Cash and cash equivalents at beginning of period	20,880	14,215
Cash and cash equivalents at end of period	$23,230	$16,907

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$98,997	$87,462
Income taxes	$460	$7,205

Non cash financing activities:
Common stock issued in connection with new senior secured debt, related party	$1,801	$-
Warrants issued in connection with residual financing and senior secured debt	$6,122	$-
Non cash investing and operating activities:
Residual interest in structured sale of receivables	$2,452	$-
Notes received upon structured sale of receivables	$8,542	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

We were formed in California on March 8, 1991. We specialize in purchasing and servicing retail automobile installment sale contracts (“automobile contracts” or “finance receivables”) originated by licensed motor vehicle dealers located throughout the United States (“dealers”) in the sale of new and used automobiles, light trucks and passenger vans. Through our purchases, we provide indirect financing to dealer customers for borrowers with limited credit histories, low incomes or past credit problems (“sub-prime customers”). We serve as an alternative source of financing for dealers, allowing sales to customers who otherwise might not be able to obtain financing. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in three merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) lent money directly to consumers for an immaterial amount of vehicle purchase money loans.  In this report, we refer to all of such contracts and loans as "automobile contracts."

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim period presented. All such adjustments are, in the opinion of management, of a normal recurring nature except for adjustments associated with the sale in September 2008 of $198.7 million of our receivables and the mark-to-market adjustments of warrants issued in June and July 2008.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the nine-month period ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

Other income consists primarily of gains recognized on our residual interest in securitizations, recoveries on previously charged off CPS and MFN contracts, convenience fees charged to obligors for certain types of payment transaction methods and fees paid to us by dealers for certain direct mail services we provide.  The gain recognized related to the residual interest was $178,000 and $4.8 million for the nine months ended September 30, 2008 and 2007, respectively. The recoveries on the charged-off CPS and MFN contracts were $1.7 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively. The convenience fees charged to obligors, which can be expected to increase or decrease in conjunction with increases or decreases in our managed portfolio, were $4.3 million and $2.2 million for the same periods, respectively. The direct mail revenues were $4.2 million and $3.9 million for the nine months ended September 30, 2008 and 2007, respectively. In addition, other income for the nine months ended September 30, 2007 included $1.7 million in proceeds from the sale of previously charged-off receivables to independent third parties. There were no similar sales of charged-off receivables in 2008.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”).

For the nine months ended September 30, 2008, we recorded stock-based compensation costs in the amount of $953,000.  As of September 30, 2008, unrecognized stock-based compensation costs to be recognized over future periods equaled $4 million. This amount will be recognized as expense over a weighted-average period of 3.5 years.

The following represents stock option activity for the nine months ended September 30, 2008:
			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,196	$4.47	N/A
Granted	565	3.18	N/A
Exercised	(70)	1.52	N/A
Forefeited	(212)	5.08	N/A
Options outstanding at the end of period	6,479	$4.37	6.41 years

Options exercisable at the end of period	4,515	$3.89	5.76 years

At September 30, 2008, the aggregate intrinsic value of in-the-money options outstanding and exercisable was $825,000. The total intrinsic value of options exercised was $50,000 and $973,000 for the nine months ended September 30, 2008 and 2007, respectively. New shares were issued for all options exercised during the nine-month periods ended September 30, 2008 and 2007. At our annual meeting of shareholders held on June 4, 2008, the shareholders approved an amendment to our 2006 Long-Term Equity Incentive Plan that increased the number of shares issuable from 3,000,000 to 5,000,000.  There were 2,302,500 shares available for future stock option grants under existing plans as of September 30, 2008.

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

2008
Risk-free interest rate	3.22%
Expected term, in years	6.0
Expected volatility	48.92%
Dividend yield	0%

Purchases of Company Stock

During the nine-month periods ended September 30, 2008 and 2007, we purchased 1,244,098 and 2,002,856 shares, respectively, of our common stock, at average prices of $2.71 and $5.20, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, to partially defer FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 is effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which our effective date is January 1, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.

 SFAS No. 157  defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.. The three levels are defined as follows: Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.and Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

During the third quarter we completed a structured loan sale which resulted in us retaining certain assets that are measured at fair value.  Following is a description of the valuation methodologies used for the securities retained and the residual interest in the cash flows of the transaction as well as the general classification of such instruments pursuant to the valuation hierarchy: The securities retained which total $8.5 million are classified as level 2 since there were similar assets sold in the transaction which were used to value the securities retained.    The residual interest in the cash flows total $2.5 million and are classified as level 3 and were determined using a discounted cash flow model that included estimates for prepayments and losses.  The discount rate utilized was 33%. The assumptions utilized were based on the company’s past historical performance adjusted for current market conditions.

Recent Developments

Uncertainty of Capital Markets

We are dependent on the continued availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 48 term securitizations of approximately $6.4 billion in contracts. We conducted four term securitizations in 2006, four in 2007, and one in 2008. However, since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, including for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  We believe that these adverse changes in the capital markets are primarily the result of widespread defaults of sub-prime mortgages securing a variety of term securitizations and related financial instruments, including instruments carrying financial guarantees similar to those we typically obtain for our own term securitizations.

The terms of our most recent securitization, completed in April 2008, required substantially greater credit enhancement than recent past securitizations, including a larger spread account and a greater portion of subordinated bonds.  Greater credit enhancement requirements reduce the amount of cash available to us, both

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

at inception of the securitization and over the life of the transaction. Moreover, the April 2008securitization resulted in significantly higher costs to us in the form of higher premiums for financial guaranty insurance, higher interest rates paid on bonds sold by the securitization trust and greater discounts given to purchasers of such bonds, in each case as compared with securitizations that we effected in 2006 and 2007.

In September 2008, we sold $198.7 million of our receivables in a structured loan sale transaction, in part because we were unable to arrange for a securitization of those receivables.  The terms of the September 2008 sale provide for us (1) to continue servicing the sold portfolio, (2) to retain a 5.0% interest in the bonds issued by the trust to which we sold the receivables and (3) to earn additional compensation contingent upon (a) the return to the holders of the senior bonds issued by the trust reaching certain targets or (b) “lifetime” cumulative net charge-offs on the receivables being below a pre-determined level.  We recognized a loss on the sale of $14.0 million.  The proceeds from the sale were used to substantially reduce the amounts outstanding under our warehouse credit facilities and other general corporate purposes.

The adverse changes that have taken place in the market have caused us to curtail our purchases of automobile contracts in order to conserve our capital and to extend the time before we would exhaust our warehousing financing capacity. If the current adverse circumstances that have affected the capital markets should worsen, and we therefore continue to be precluded from completing future securitizations of our receivables, we may nevertheless exhaust the capacity of our warehouse credit facilities, which would cause us to curtail further or to cease our purchases of new automobile contracts. Further adverse changes in the capital markets might result in our inability to renew or replace one or more of our warehouse facilities or obtain permanent financing to hold automobile contracts, which could lead to a material adverse effect on our operations.

Although we believe that our reductions in contract purchases will allow us to continue operations, such reductions have resulted in a decrease in the size of our portfolio of automobile contracts.  A continuing decrease in portfolio size could have a material adverse effect on our cash flows and results of operations. However, continuing cashflows otherwise available to us would be sufficient to meet our remaining operating needs in the near term.

(2) Finance Receivables

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

	September 30,	December 31,
	2008	2007
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$1,588,305	$2,091,892
Less: Unearned acquisition fees and originations costs	(15,086)	(23,888)
Finance Receivables	$1,573,219	$2,068,004

The following table presents a summary of the activity for the allowance for credit losses for the nine-month periods ended September 30, 2008 and 2007:
	September 30,	September 30,
	2008	2007
	(In thousands)

Balance at beginning of period	$100,138	$79,380
Provision for credit losses on finance receivables	85,893	98,458
Charge offs	(142,702)	(96,220)
Recoveries	23,590	18,057
Balance at end of period	$66,919	$99,675

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have excluded from finance receivables those contracts that we previously classified as finance receivables, but which we reclassified as other assets because we have repossessed the vehicle securing the contract.  The following table presents a summary of such repossessed inventory, together with the adjustment for losses in repossessed inventory that is not included in the allowance for credit losses.  This adjustment results in the repossessed inventory being valued at the estimated fair value less selling costs.

	September 30,	December 31,
	2008	2007
	(In thousands)
Gross balance of repossessions in inventory	$45,293	$33,380
Adjustment for losses on repossessed inventory	(30,623)	(21,850)
Net repossessed inventory included in other assets	$14,670	$11,530

(3) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:
						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2008	Principal	2008	2007	2008
(Dollars in thousands)
CPS 2003-C	March 2010	$1,622	$87,500	$1,761	$5,683	3.57%
CPS 2003-D	October 2010	2,575	75,000	2,673	6,695	3.91%
CPS 2004-A	October 2010	4,336	82,094	4,571	9,849	4.32%
CPS 2004-B	February 2011	7,712	96,369	7,934	14,937	4.17%
CPS 2004-C	April 2011	10,027	100,000	10,281	18,763	4.24%
CPS 2004-D	December 2011	15,007	120,000	15,069	25,994	4.44%
CPS 2005-A	October 2011	22,132	137,500	20,920	34,154	5.30%
CPS 2005-B	February 2012	27,283	130,625	25,698	39,008	4.67%
CPS 2005-C	March 2012	47,258	183,300	45,215	67,834	5.13%
CPS 2005-TFC	July 2012	15,121	72,525	14,754	24,654	5.76%
CPS 2005-D	July 2012	42,159	145,000	41,450	61,857	5.69%
CPS 2006-A	November 2012	84,169	245,000	83,099	120,667	5.33%
CPS 2006-B	January 2013	104,975	257,500	102,621	144,941	6.31%
CPS 2006-C	June 2013	114,961	247,500	113,327	159,308	5.60%
CPS 2006-D	August 2013	119,331	220,000	116,558	159,384	5.55%
CPS 2007-A	November 2013	179,959	290,000	175,320	233,092	5.54%
CPS 2007-TFC	December 2013	58,490	113,293	57,479	84,685	5.77%
CPS 2007-B	January 2014	218,556	314,999	213,523	277,878	5.98%
CPS 2007-C	May 2014	253,244	327,498	247,838	308,919	6.03%
CPS 2008-A	October 1, 2014	274,584	310,359	250,626	n/a	6.70%

		$1,603,501	$3,556,062	$1,550,717	$1,798,302
_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $172.7 million in 2008, $640.3 million in 2009, $409.3 million in 2010, $228.4 million in 2011, $87.0 million in 2012 and $13.0 million in 2013.

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

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses.  In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility.  As of September 30, 2008, we were in compliance with all such financial covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of September 30, 2008, restricted cash under the various agreements totaled approximately $167.8 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

Our wholly-owned bankruptcy remote subsidiaries were formed to facilitate the above asset-backed financing transactions. Similar bankruptcy remote subsidiaries issue the debt outstanding under our warehouse lines of credit. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. All such transactions, treated as secured financings for accounting and tax purposes, are treated as sales for all other purposes, including legal and bankruptcy purposes. None of the assets of these subsidiaries are available to pay other creditors of ours.

(4) Interest Income

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007
	(In thousands)

Interest on Finance Receivables	$86,628	$94,665	$278,102	$258,433
Residual interest income	134	524	493	2,210
Other interest income	944	2,234	3,329	6,718

Net interest income	$87,706	$97,423	$281,924	$267,361

(5) Earnings (Loss) Per Share

Earnings (loss) per share for the nine-month periods ended September 30, 2008 and 2007 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during	19,693	20,779	19,275	21,279
the period used to compute basic earnings (loss) per share

Incremental common shares attributable to exercise of	-	1,659	-	1,905
outstanding options and warrants
		21,528
Weighted average number of common shares used to compute
diluted earnings (loss) per share	19,693	22,438	19,275	23,184

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings (loss) per share calculation for the three-month and nine-month periods ended September 30, 2008 would have included an additional 1.6 million and 949,000 shares, respectively, attributable to the exercise of outstanding options and warrants.

(6) Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We have been subject to the provisions of FIN 48 since January 1, 2007, and have analyzed our filing positions in all applicable taxing jurisdictions. As a result of adoption, we recognized a charge of approximately $1.1 million to the January 1, 2007 retained earnings balance. As of the date of adoption and after the effect of recognizing the increase in liability noted above, our gross unrecognized tax benefits totaled $11.6 million. Included in the balance at January 1, 2007, are $1.3 million of unrecognized tax benefits, the disallowance of which would not affect the annual effective income tax rate.

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2005 and are no longer subject to state and local income tax examinations by tax authorities for years before 2003.

We have subsidiaries in various states that are currently under audit for years ranging from 1998 through 2005. To date, no material adjustments have been proposed as a result of these audits.

We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48 on January 1, 2007, we recognized approximately $230,000 for interest and penalties, which is included as a component of the $11.6 million gross unrecognized tax benefits noted above. During the nine months ended September 30, 2008, we recognized $1.3 million of potential interest and penalties, net of a reversal of interest and penalties previously accrued relating to periods no longer subject to examination by taxing authorities. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2009.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Legal Proceedings

Stanwich Litigation. We were for some time a defendant in a class action (the “Stanwich Case”) brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the “Settlement Payments”) under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. (“Stanwich”), then an affiliate of our former chairman of the board of directors, is the entity that was obligated to pay the Settlement Payments. Stanwich had defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut.  By February 2005, we had settled all claims brought against us in the Stanwich Case.

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

We have recorded a liability as of September 30, 2008 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (8) Employee Benefits

We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and nine-month periods ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-	$-	$-
Interest cost	237	223	710	669
Expected return on assets	(305)	(327)	(915)	(982)
Amortization of transition (asset)/obligation	-	(3)	-	(8)
Amortization of net (gain) / loss	41	20	123	59
Net periodic cost (benefit)	$(27)	$(87)	$(82)	$(262)

We did not make any contributions to the Plan during the nine-month period ended September 30, 2008 and we do not anticipate making any contributions for the remainder of 2008.

(9) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2008	2007	2008	2007

Net income (loss)	$(6,326)	3,677	$(2,723)	$10,396
Minimum pension liability, net of tax	-	-	-	-
Comprehensive income (loss)	$(6,326)	$3,677	$(2,723)	$10,396

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty finance company engaged in purchasing and servicing new and used retail automobile contracts originated primarily by franchised automobile dealerships and, to a lesser extent, by select independent dealers of used automobiles in the United States. We serve as an alternative source of financing for dealers, facilitating sales to sub-prime customers, who have limited credit history, low income or past credit problems and who otherwise might not be able to obtain financing from traditional sources. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in three merger and acquisition transactions described below, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) lent money directly to consumers for an immaterial amount of vehicle purchase money loans.  In this report, we refer to all of such contracts and loans as "automobile contracts."  We are headquartered in Irvine, California and have three additional strategically located servicing branches in Virginia, Florida and Illinois.

On March 8, 2002, we acquired MFN Financial Corporation and its subsidiaries in a merger. On May 20, 2003, we acquired TFC Enterprises, Inc. and its subsidiaries in a second merger. Each merger was accounted for as a purchase. MFN Financial Corporation and its subsidiaries and TFC Enterprises, Inc. and its subsidiaries were engaged in businesses similar to ours: buying automobile contracts from dealers and servicing those automobile contracts. MFN Financial Corporation and its subsidiaries ceased acquiring automobile contracts in May 2002; we suspended purchases of automobile contracts under our “TFC programs” in July 2008.

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

Since the third quarter 2003 through September 2008, we have conducted 23 term securitizations. Of these 23, 18 were quarterly securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005 and the debt from the November 2005 transaction was repaid in May 2007. In September 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. In December 2005 and again in May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations.  All such securitizations since the third quarter of 2003 have been structured as secured financings.

Uncertainty of Capital Markets

We are dependent upon the continued availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 48 term securitizations of approximately $6.4 billion in contracts. We conducted four term securitizations in 2006, four in 2007, and one in 2008. However, since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, including for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  We believe that these adverse changes in the capital markets are primarily the result of widespread defaults of sub-prime mortgages securing a variety of term securitizations and related financial instruments, including instruments carrying financial guarantees similar to those we typically obtain for our own term securitizations.

The terms of our most recent securitization, completed in April 2008, required substantially greater credit enhancement than recent past securitizations, including a larger spread account and a greater portion of subordinated bonds.  Greater credit enhancement requirements reduce the amount of cash available to us, both at inception of the securitization, and over the life of the transaction. Moreover, the April 2008 securitization resulted in significantly higher costs to us in the form of higher premiums for financial guaranty insurance, higher interest rates paid on bonds sold by the securitization trust and greater discounts given to purchasers of such bonds, in each case as compared with securitizations that we effected in 2006 and 2007.

In September 2008, we sold $198.7 million of our receivables in a structured loan sale transaction, in part because we were unable to arrange for a securitization of those receivables.  The terms of the September 2008 sale provide for us (1) to continue servicing the sold portfolio, (2) to retain a 5.0% interest in the bonds issued by the trust to which we sold the receivables and (3) to earn additional compensation contingent upon (a) the return to the holders of the senior bonds issued by the trust reaching certain targets or (b) “lifetime” cumulative net charge-offs on the receivables being below a pre-determined level.  We recognized a loss on the sale of $14.0 million.

The adverse changes that have taken place in the market to date have caused us to curtail our purchases of automobile contracts in order to conserve our capital and to extend the time before we would exhaust our warehousing financing capacity. If the current adverse circumstances that have affected the capital markets should worsen, and we are therefore precluded from completing a future securitization of our receivables, we may nevertheless exhaust the capacity of our warehouse credit facilities, which would cause us to curtail further or to cease our purchases of new automobile contracts. Further adverse changes in the capital markets might result in our inability to renew or replace one or more of our warehouse facilities or obtain permanent financing to hold automobile contracts, which could lead to a material adverse effect on our operations.

Although we believe that reductions in contract purchases would allow us to continue operations, such reductions have resulted in a decrease in the size of our portfolio of automobile contracts.  A continuing decrease in portfolio size could have a material adverse effect on our cash flows and results of operations. However, continuing cashflows otherwise available to us would be sufficient to meet our remaining operating needs in the near term.

Results of Operations

Comparison of Operating Results for the three-months ended September 30, 2008 with the three-months ended September 30, 2007

Revenues.  During the three months ended September 30, 2008, revenues were $91.7 million, a decrease of $11.0 million, or 10.7%, from the prior year revenue of $102.8 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended September 30, 2008 decreased $9.7 million, or 10%, to $87.7 million from $97.4 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries, resulting in an increase of $8.0 million in interest income.  Interest income from other sources decreased by $1.7 million as a result of lower interest rates on cash investments.

Servicing fees totaling $235,000 in the three months ended September 30, 2008 decreased $39,000, or .3%, from $274,000 in the prior year. Servicing fees were earned only on the Seawest Third Party portfolio which is decreasing and will soon generate an insignificant amount of servicing fee revenue.  However, in September 2008 we sold $198.7 million in receivables to a third party purchaser.  We have been engaged to service this portfolio and expect to earn significant servicing fees beginning in the fourth quarter of 2008, although such servicing fees will decline as that portfolio declines.

As of September 30, 2008 and 2007, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2008		September 30, 2007

	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$1,633.8	89.3%	$2,052.4	100.0%
Owned by Non-Consolidated Subsidiaries	195.6	10.7%	-	0.0%
Third Party Portfolio	0.1	0.0%	0.7	0.0%

Total	$1,829.5	100.0%	$2,053.1	100.0%

At September 30, 2008, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,829.5 million (this amount includes $195.6 million of automobile contracts on which we earn servicing fees, own 5.0% of the bonds issued by the related trust, and own a residual interest), compared to a managed portfolio with an outstanding principal balance of $2,053.1 million as of September 30, 2007. At September 30, 2008 and 2007, the managed portfolio composition was as follows:

	September 30, 2008		September 30, 2007

	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$1,777.1	97.1%	$1,987.7	96.8%
TFC	52.1	0.0%	63.1	3.1%
MFN	-	0.0%	0.2	0.0%
SeaWest	0.2	0.0%	1.4	0.1%
Third Party Portfolio	0.1	0.0%	0.7	0.0%

Total	$1,829.5	100.0%	$2,053.1	100.0%

Other income decreased $1.3 million, or 25.4%, to $3.8 million in the three months ended September 30, 2008 from $5.1 million during the prior year.  The year over year decrease is the result of a variety of factors.  In the prior year other income includes $1.2 million resulting from an increase in the carrying value of our residual interest in securitizations.  The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated, which in turn resulted in actual cash flows exceeding cash flows that were estimated in our valuation of the residual asset at March 31, 2007.  We do not expect that future cash flows will significantly exceed the estimates we are currently using for the valuation of our residual interest.   In addition, recoveries on MFN and certain other automobile contracts decreased by $240,000 compared to the 2007 period. Partially offsetting these declines in other income, in 2008 we experienced increases in convenience fees charged to obligors for certain transaction types (an increase of $795,000).  The level of convenience fees we earn is closely related to the size of our managed portfolio.  Consequently, increases or decreases in convenience fees will result from increases or decreases in our managed portfolio.

The adverse changes that have taken place in the market to date have caused us to curtail our purchases of automobile contracts in order to extend the time when our warehousing financing capacity would require us to conduct a term securitization.  As a result, our managed portfolio has decreased from $2,126.2 million at December 31, 2007 to $1,829.5 million at September 30, 2008.  If the adverse conditions continue and our managed portfolio continues to decline, our revenues would decline proportionately.

Expenses.  Our operating expenses consist largely of provisions for credit losses, interest expense, employee costs and general and administrative expenses.  Provisions for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during a period and by the outstanding balance of finance receivables held by consolidated subsidiaries.  Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income (loss) include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and the unemployment level.

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

Total operating expenses were $104.4 million for the three months ended September 30, 2008, compared to $96.4 million for the prior year, an increase of $7.9 million, or 8.2%. The increase is primarily due to the loss of $14.0 million resulting from the sale of $198.7 million of our receivables to a third party.

In September 2008, we sold $198.7 million of our receivables in a structured loan sale transaction, in part because we were unable to arrange for a securitization of those receivables.  The terms of the September 2008 sale provide for us to (1) continue servicing the sold portfolio, (2) retain a 5.0% interest in the bonds issued by the trust to which we sold the receivables and (3) earn additional compensation contingent upon (a) the return to the holders of the senior bonds issued by the trust reaching certain targets or (b) “lifetime” cumulative net charge-offs on the receivables being below a pre-determined level.  We recognized a loss on the sale of $14.0 million.  We used a portion of the proceeds of the sale to reduce substantially the amounts outstanding under our warehouse credit facilities.

Employee costs increased by $890,000, or 7.7%, to $12.5 million during the three months ended September 30, 2008, representing 11.9% of total operating expenses, from $11.6 million for the prior year, or 12.0% of total operating expenses.   During and through the end of 2007, we gradually increased our number of employees, generally throughout all areas of the Company, to accommodate greater volumes of contract purchases and the resulting higher balance of our managed portfolio.  Throughout 2008, we have reduced staff through attrition and other means as a result of the uncertainty in capital markets and the related limited access to financing for new originations of automobile receivables.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables including expenses for facilities, credit services, telecommunications and marketing.  General and administrative expenses were $7.5 million, an increase of 18.3%, compared to the previous year and represented 7.2% of total operating expenses.  Included is a non-cash expense of $901,000 related to the mark-to-market adjustment of warrants issued in June 2008 in conjunction with our issuance (in June and July of 2008) of $25 million in subordinated debt.  At the time of issuance, the terms of the warrants required their value be periodically marked to market.  However, effective September 2008, the warrants were amended such that no future marks to market will be required.  Somewhat offsetting increases in general and administrative expenses was a non-cash adjustment of $346,000 to another warrant issued in July 2008 to the lender in our residual interest financing.  This warrant was also subject to mark-to-market adjustments which, when the warrant was revalued in September 2008, resulted in a valuation $346,000 lower than its original valuation.  As a result of the actions taken at our special shareholder meeting in September 2008, this warrant will not be subject to future mark to market adjustments.

Interest expense for the three months ended September 30, 2008 increased $4.6 million, or 12.6%, to $41.0 million, compared to $36.4 million in the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt increased by $2.6 million in the three months ended September 30, 2008 compared to the prior year.  Interest expense on subordinated debt increased by $2.7 million as a result of our issuance in June and July 2008 of additional subordinated notes of $10.0 million $15.0 million, respectively.  A portion of the increase in interest expense can also be attributed to a gradual increase in market interest rates during 2007 during which time new securitization trust debt was added at fixed rates that were generally higher than the fixed rates on older securitization trust debt that was fully or partially repaid.  Moreover, due to the securitization market disruption discussed above, the interest rates and discounts on the securitization trust debt from our April 2008 securitization transaction were significantly higher than those on our September 2007 transaction, which also contributed to the increase.  Increases in interest expense for securitization trust debt and subordinated debt were somewhat offset by a decrease of $764,000 for warehouse debt interest expense.  The decrease in the warehouse debt interest expense can be attributed to our lower level of new contract purchases in 2008 as compared to 2007.

As stated above, we have issued $25.0 million in new subordinated debt since June 2008.  Moreover, in July 2008 we amended our existing residual financing indebtedness resulting in a higher interest rate.  As a result, we can expect that our interest expense on these components of debt will increase in future periods although such increases may be somewhat offset by decreases in our securitization trust and warehouse debt should our level of contract purchases and our portfolio of managed receivables continue to decline.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and decreased by $2.3 million, or 49.2%, to $2.4 million, compared to $4.8 million in the previous year, and represented 2.3% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the three months ended September 30, 2008 as compared to the prior year.  During the three months ended September 30, 2008, we purchased 2,227 automobile contracts aggregating $33.6 million, compared to 22,012 automobile contracts aggregating $340.2 million in the prior year.  The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Occupancy expenses increased slightly by $23,000 or 2.4%, to $972,000 compared to $949,000 in the previous year and represented 1% of total operating expenses.

Depreciation and amortization expenses increased $2,000, or 1.3%, to $126,000 from $128,000 in the previous year.

For the three months ended September 30, 2008, we recorded a tax benefit of $6.3 million, or 49.9% of loss before income taxes.  Income tax expense is net of $1.3 million in reversals of accruals for certain income tax contingencies that were resolved during the period.  As of September 30, 2008, we had net deferred tax assets of $53.9 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that no valuation allowance is necessary at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to establish a valuation allowance against that asset in the future.

Comparison of Operating Results for the nine-months ended September 30, 2008 with the nine-months ended September 30, 2007

Revenues.  During the nine months ended September 30, 2008, revenues were $293.8 million, an increase of $8.7 million, or 3.1%, from the prior year revenue of $285.0 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the nine months ended September 30, 2008 increased $14.6 million, or 5.4%, to $281.9 million from $267.4 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (resulting in an increase of $19.7 million in interest income).  This increase was partially offset by decreased interest earned on restricted cash balances and a decrease in interest earned on our residual interest in securitizations.

Servicing fees totaling $944,000 in the nine months ended September 30, 2008 increased $274,000, or 41.1%, from $669,000 in the prior year. The increase in servicing fees is the result of recoveries on the SeaWest Third Party portfolio.  Such recoveries have been treated as servicing fees since September 2007.   Prior to that time they were applied to an outstanding note obligation of SeaWest to CPS, in accordance with the terms of the related agreements.  We expect servicing fees generally to decrease as the SeaWest Third Party portfolio and related recoveries decline.  However, on September 26, 2008 we sold $198.7 million in receivables to a third party purchaser.  We have been engaged to service this sold portfolio and expect to earn significant servicing fees beginning in the fourth quarter of 2008, although such servicing fees will decline as that portfolio declines.

At September 30, 2008, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,829.5 million (this amount includes $195.6 million of automobile contracts on which we earn servicing fees, own 5.0% of the bonds issued by the related trust, and own a residual interest), compared to a managed portfolio with an outstanding principal balance of $2,053.1 million as of September 30, 2007.

Other income decreased $6.1 million, or 35.8%, to $10.9 million in the nine months ended September 30, 2008 from $17.0 million during the prior year.  The year over year decrease is the result of a variety of factors.  In the prior year period, we sold a portfolio of charged off receivables for a gain of $1.7 million.  In addition, prior year other income includes $4.8 million resulting from an increase in the carrying value of our residual interest in securitizations.  The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated, which in turn resulted in actual cash flows exceeding cash flows that were estimated in our valuation of the residual asset at December 31, 2006.  We do not expect that future cash flows will significantly exceed the estimates we are currently using for the valuation of our residual interest.    In addition, recoveries on MFN and certain other automobile contracts decreased by $758,000 compared to the 2007 period. Partially offsetting these declines in other income in 2008 were increases in convenience fees charged to obligors for certain transaction types (an increase of $2.2 million). The level of convenience fees we earn is closely related to the size of our managed portfolio.  Consequently, increases or decreases in convenience fees will result from increases or decreases in our managed portfolio.

The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.  As a result, our managed portfolio has decreased from $2,126.2 million at December 31, 2007 to $1,829.5 at September 30, 2008.  If the adverse conditions continue and our managed portfolio continues to decline, our revenues would decline proportionately.

Expenses.  Our operating expenses consist largely of provisions for credit losses, interest expense, employee costs and general and administrative expenses.  Provisions for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during a period and by the outstanding balance of finance receivables held by consolidated subsidiaries.  Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income (loss) include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and the unemployment level.

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

Total operating expenses were $300.0 million for the nine months ended September 30, 2008, compared to $267.1 million for the prior year, an increase of $32.9 million, or 12.3%. The increase is primarily due to an increase in interest expense of $21.4 million, or 21.4%, and also the loss of $14.0 million resulting from the sale of $198.7 million of our receivables to a third party.

In September 2008, we sold $198.7 million of our receivables in a structured loan sale transaction in part because we were unable to arrange for a securitization of those receivables.  The terms of the September 2008 sale provide for us to (1) to continue servicing the sold portfolio, (2) to retain a 5.0% interest in the bonds issued by the trust to which we sold the receivables and (3) to earn additional compensation contingent upon (a) the return to the holders of the senior bonds issued by the trust reaching certain targets or (b) “lifetime” cumulative net charge-offs on the receivables being below a pre-determined level.  We recognized a loss on the sale of $14.0 million.  We used a portion of the proceeds of the sale to reduce substantially the amounts outstanding under our warehouse credit facilities.

Employee costs increased by 15.2% to $38.8 million during the nine months ended September 30, 2008, representing 12.9% of total operating expenses, from $33.7 million for the prior year.   The increase in employee costs is the result of additions to our staff, generally throughout all areas of the Company, to accommodate greater volumes of contract purchases and the resulting higher balance of our managed portfolio.  Staffing increases took place regularly throughout 2007.  In the fourth quarter of 2007, uncertainties in the capital markets led us to begin curtailing our purchases of contracts to preserve our liquidity.  As a result, of lower contract purchase volumes, and the resulting decline in our managed portfolio, we have reduced staff through attrition throughout 2008, and more recently with layoffs during the third quarter of 2008.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables including expenses for facilities, credit services, telecommunications and marketing.  General and administrative expenses were $22.4 million, an increase of 21.9% compared to the previous year and represented 7.5% of total operating expenses.  As noted above, mark-to-market adjustments of outstanding warrants resulted in non-cash expenses in the period.

Interest expense for the nine months ended September 30, 2008 increased $21.4 million, or 21.4%, to $121.0 million, compared to $99.6 million in the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt increased by $16.4 million in the nine months ended September 30, 2008 compared to the prior year.  We also experienced an increase in residual interest financing interest of $3.6 million due in part on greater borrowings on our residual interest facility.  Interest expense on subordinated debt increased by $770,000 million as a result of our issuance in June and July 2008 of additional subordinated notes of $10.0 million $15.0 million, respectively.  A portion of the increase in interest expense can also be attributed to a gradual increase in market interest rates during 2007 during which time new securitization trust debt was added at fixed rates that were generally higher than the fixed rates on older securitization trust debt that was fully or partially repaid.  Moreover, due to the securitization market disruption discussed above, the interest rates and discounts on the securitization trust debt from our April 2008 securitization transaction were higher than those on our September 2007 transaction, which also contributed to the increase.  Increases in interest expense for securitization trust debt and residual interest debt were somewhat offset by a decrease of $764,000 for warehouse debt interest expense.  The decrease in the warehouse debt interest expense can be attributed to our lower level of new contract purchases in 2008 as compared to 2007.

As stated above, we have issued $25.0 million in new subordinated debt since June 2008.  Moreover, in July 2008 we amended our existing residual financing indebtedness, resulting in a higher interest rate.  As a result, we can expect that our interest expense on these components of debt will increase in future periods, although such increases may be somewhat offset by decreases in our securitization trust and warehouse debt should our level of contract purchases and our portfolio of managed receivables continue to decline.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives and decreased by $5 million, or 36.7%, to $8.7 million, compared to $13.7 million in the previous year and represented 2.9% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the nine months ended September 30, 2008 as compared to the prior year.  During the nine months ended September 30, 2008, we purchased 19,278 automobile contracts aggregating $289.6 million, compared to 65,909 automobile contracts aggregating $1,016.5 million in the prior year.  The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Occupancy expenses increased by $196,000 or 7%, to $3.0 million compared to $2.8 million in the previous year and represented 1% of total operating expenses.

Depreciation and amortization expenses decreased by $54,000, or 13.0%, to $364,000 from $418,000 in the previous year.

For the nine months ended September 30, 2008, we recorded a tax benefit of $3.4 million or 55.8% of loss before income taxes.  Income tax expense is net of $1.3 million in reversals of accruals for certain income tax contingencies that were resolved during the period.  As of September 30, 2008, we had net deferred tax assets of $53.9 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that no valuation allowance is necessary at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to establish a valuation allowance against that asset in the future.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. The table below documents the delinquency, repossession and net credit loss experience of all automobile contracts that we were servicing as of the respective dates shown. Credit experience for CPS, MFN (since the date of the MFN transaction), TFC (since the date of the TFC transaction) and SeaWest (since the date of the SeaWest transaction) is shown on a combined basis in the table below.

Delinquency Experience (1)
CPS, MFN, TFC and SeaWest Combined

	September 30, 2008		September 30, 2007		December 31, 2007
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	154,516	$1,830,727	161,984	$2,055,962	168,260	$2,128,656
Period of delinquency (2)
31-60 days	4,971	55,373	4,358	50,691	4,227	48,134
61-90 days	2,127	23,379	2,205	25,691	2,370	27,877
91+ days	1,558	16,521	1,678	18,469	2,039	24,888
Total delinquencies (2)	8,656	95,273	8,241	94,851	8,636	100,899
Amount in repossession (3)	3,963	45,312	2,569	29,748	3,049	33,400
Total delinquencies and amount in repossession (2)	12,619	$140,585	10,810	$124,599	11,685	$134,299

Delinquencies as a percentage of gross servicing portfolio	5.6%	5.2%	5.1%	4.6%	5.1%	4.7%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	8.2%	7.7%	6.7%	6.1%	6.9%	6.3%

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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1)
CPS, MFN, TFC and SeaWest Combined

	September 30,	September 30,	December 31,
	2008	2007	2007
	(Dollars in thousands)
Average servicing portfolio outstanding	$2,005,504	$1,837,634	$1,905,162
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	7.1%	5.0%	5.3%

_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   September 30, 2008 and September 30, 2007 percentage represents nine months ended September 30, 2008 and September 30, 2007 annualized. December 31, 2007 represents 12 months ended December 31, 2007.

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

Net cash provided by operating activities for the nine-month period ended September 30, 2008 was $108.6 million compared to net cash provided by operating activities for the nine-month period ended September 30, 2007 of $97.9 million. Cash provided by operating activities is affected by our increased net earnings, or loss, before the significant increase in the provision for credit losses.

Net cash provided by investing activities for the nine-month period ended September 30, 2008 was $359.9 million compared to net cash used in investing activities of $630.3 million in the prior year period.  Cash flows from investing activities has primarily related to purchases of automobile contracts less principal amortization on our consolidated portfolio of automobile contracts.  The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Net cash used by financing activities for the nine months ended September 30, 2008 was $466.2 million compared to net cash provided by financing activities of $535.1 million in the prior year period. Cash provided by financing activities is generally related to the issuance of new securitization trust debt.  We issued $285.4 million in new securitization trust debt in the nine months ended September 30, 2008 compared to $1,035.9 million in the prior year period.  Cash used in financing activities also includes the repayment of securitization trust debt of $543.1 million and $498.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

We purchase automobile contracts from dealers for cash prices approximating their principal amounts, adjusted for acquisition fees that may either increase or decrease the automobile contract purchase price.  Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. As of September 30, 2008, we had $400 million in warehouse credit capacity, in the form of two $200 million senior facilities.

The first of two warehouse facilities mentioned above is provided by Bear, Stearns International Limited and is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expired on November 6, 2008.  On November 8, 2006 the facility was increased from $150 million to $200 million and the maximum advance rate was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. The advance rate is subject to the lender’s valuation of the collateral, which in turn is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations, and is currently at less than the maximum advance rate.  Notes under this facility accrued interest at a rate of one-month LIBOR plus 2.50% per annum.  At September 30, 2008, $316,000 was outstanding under this facility.

The second of two warehouse facilities is provided by UBS Real Estate Securities Inc. and is similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC.  This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs.  The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants.  On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants.  The advance rate is subject to the lender’s valuation of the collateral which, in turn, is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields for bonds issued in our term securitizations, and is currently at less than the maximum advance rate.  Notes under this facility accrued interest at a rate of one-month LIBOR plus 2.00% per annum.  The facility expires on November 28, 2008, unless renewed by us and the lender before that time. At September 30, 2008, $8.4 million was outstanding under this facility.

The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund the spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the advance rate on the warehouse facilities, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread account either release cash to us or capture cash from collections on securitized automobile contracts. We are limited in our ability to purchase automobile contracts by our available cash and the capacity of our warehouse facilities. As of September 30, 2008, we had unrestricted cash on hand of $23.2 million and available capacity from our warehouse credit facilities of $391.3 million, subject to the availability of suitable automobile contracts to serve as collateral and of sufficient cash to fund the portion of such automobile contracts purchase price not advanced under the warehouse facilities. Our plans to manage our liquidity include the completion of additional term securitizations and “whole loan” sales that may result in additional unrestricted cash through repayment of the warehouse facilities, and matching our levels of automobile contract purchases to our availability of cash. There can be no assurance that we will be able to complete term securitizations on favorable economic terms or that we will be able to complete term securitizations at all. If we were to be unable to complete such securitizations or enter into alternative forms of long-term financing, we would be forced to further reduce our volumes of contract purchases.  Although we believe that reductions in contract purchases would allow us to continue operations, such reductions have resulted in a decrease in the size of our portfolio of automobile contracts.  A continuing decrease in portfolio size could have a material adverse effect on our cash flows and results of operations.

The second warehouse facility is scheduled to expire on November 28, 2008.  On previous expiration dates, the facility has been extended for additional 12-month or shorter periods.  However, due to the current uncertainty in the capital markets there can be no assurance that the warehouse facility can be renewed on acceptable terms.  We are currently in discussions with both warehouse providers and other potential providers of warehouse or other revolving credit facilities, but there is no assurance that we will have such financing available upon the expiration of the two existing facilities.  If the facilities expire and we are unable to obtain alternative financing, we will be forced to curtail significantly or possibly to cease new purchases of automobile receivables contracts, which would have an adverse effect on our results of operations.  Moreover, if we were unable to secure any warehouse financing we would be in default under two of our 20 outstanding securitization transactions.

Our primary means of ensuring that our cash demands do not exceed our cash resources is to match our levels of automobile contract purchases to our availability of cash. Our ability to adjust the quantity of automobile contracts that we purchase and securitize will be subject to general competitive conditions and the continued availability of warehouse or other revolving credit facilities. There can be no assurance that the desired level of automobile contract acquisition can be maintained or increased. While the specific terms of our securitization transactions vary, our securitization agreements generally provide that we will receive excess cash flows only if the amount of credit enhancement has reached specified levels and/or the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to us of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the note insurers to require the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related Trusts will continue to generate sufficient cash.

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

Under the combination term and revolving residual credit facility, we have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions are met, of the Class A-2 note maturity from June 2009 to June 2010.  In conjunction with the amendment, we reduced the principal amount outstanding to $70,000,000, by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429 and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. As of September 30, 2008 the aggregate indebtedness under this facility was $68.3 million.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note issued by the Company.  The indebtedness is secured by substantially all of the Company's assets, though not by the assets of the Company's special-purpose financing subsidiaries.  In July 2007, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which, upon the approval of our shareholders, would become exercisable for up to 1,500,000 shares of our common stock, at a then-exercise price of $2.573 per share, and (ii) warrants that we refer to as the N Warrants, exercisable upon the approval of our shareholders for up to 275,000 shares of our common stock, at a nominal exercise price. Shareholder approval having been obtained, both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018, to the extent permitted by applicable law and regulation.  We valued the warrants using the Black Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender may require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses.  In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility.  As of September 30, 2008, we were in compliance with all such financial covenants.

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

Critical Accounting Policies

(a) Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses incurred on finance receivables held on our Unaudited Condensed Consolidated Balance Sheet, we use a loss allowance methodology commonly referred to as “static pooling,” which stratifies our finance receivable portfolio into separately identified pools. Using analytical and formula-driven techniques, we estimate an allowance for finance credit losses, which management believes is adequate for probable credit losses that can be reasonably estimated in our portfolio of finance receivable automobile contracts. Provision for losses is charged to our Unaudited Consolidated Statement of Operations. Net losses incurred on finance receivables are charged to the allowance. Management evaluates the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio and the value of the underlying collateral. As conditions change, our level of provisioning and/or allowance may change as well.

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

(d) Stock-based compensation

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”).

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

For the nine months ended September 30, 2008, we recorded $953,000 in stock-based compensation costs, resulting from grants of options during the period and vesting of previously granted options. As of September 30, 2008, there were $4.0 million in unrecognized stock-based compensation costs to be recognized over future periods.

Forward Looking Statements

This report on Form 10-Q includes certain “forward-looking statements.” Forward-looking statements may be identified by the use of words such as “anticipates,” “expects,” “plans,” “estimates,” or words of like meaning. Our provision for credit losses is a forward-looking statement, as it is dependent on our estimates as to future chargeoffs and recovery rates.  Factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of automobile contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under automobile contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of automobile contracts, which would affect our ability to purchase automobile contracts, the terms on which we are able to finance such purchases, the willingness of dealers to sell automobile contracts to us on the terms that we offer, and the terms on which we are able to complete term securitizations once automobile contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel and interest rates (which affect the rates that we pay on notes issued in our securitizations). The statements concerning our structuring future securitization transactions as secured financings and the effects of such structures on financial items and on our future profitability also are forward-looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase automobile contracts, any changes in that rate, the credit performance of such automobile contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information provided under the caption “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.

Such information included a reference to an individual resident of Ohio, Agborebot Bate-Eya, having filed against us a purported class counterclaim to a collection lawsuit. The claims against us have since been dismissed with prejudice.

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 9, 2007. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable to us.

We require a substantial amount of cash to service our substantial debt.

To service our existing substantial indebtedness, we require a significant amount of cash. Our ability to generate cash depends on many factors, including our successful financial and operating performance. Our financial and operational performance depends upon a number of factors, many of which are beyond our control. These factors include, without limitation:

•	the economic and competitive conditions in the asset-backed securities market;

•	the performance of our current and future automobile contracts;

•	the performance of our residual interests from our securitizations and warehouse credit facilities;

•	any operating difficulties or pricing pressures we may experience;

•	our ability to obtain credit enhancement for our securitizations;

•	our ability to establish and maintain dealer relationships;

•	the passage of laws or regulations that affect us adversely;

•	our ability to compete with our competitors; and

•	our ability to acquire and finance automobile contracts.

Depending upon the outcome of one or more of these factors, we may not be able to generate sufficient cash flow from operations or obtain sufficient funding to satisfy all of our obligations. We note in particular that the market for asset-backed securities is, as of the date of this report, severely adverse to issuers such as ourselves, to such an extent that we do not consider that market to be available to us at present.  We also note that credit enhancement in the form of financial guaranty insurance policies does not appear to be available.  There can be no assurance as to when, whether or on what terms we may be able to securitize pools of automobile contracts in the future. If the unavailability of securitization transactions were to cause us to be unable to pay our debts, we would be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. These alternative strategies might not be feasible at the time, might prove inadequate or could require the prior consent of our lenders.

We need substantial liquidity to operate our business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior subordinated debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. As of the date of this report, our access to the capital markets is impaired, with respect to both short-term and long-term debt. As a result, our results of operations, financial condition and cash flows have been and may continue to be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we have used such cash liquidity to:

•	acquire automobile contracts;

•	fund overcollateralization in warehouse credit facilities and securitizations;

•	pay securitization fees and expenses;

•	fund spread accounts in connection with securitizations;

•	satisfy working capital requirements and pay operating expenses;

•	pay taxes; and

•	pay interest expense.

To mitigate the effects of our difficulties in obtaining financing on acceptable terms, we have materially reduced our acquisitions of automobile contracts, and have refrained from attempting to conduct securitization transactions on terms that we believe would be too burdensome to be prudent.  We continue to pay our operating expenses, taxes and interest expense, and to satisfy our working capital requirements. However, there can be no assurance of our continued ability to do so.

Our results of operations will depend on our ability to secure and maintain adequate credit and warehouse financing on favorable terms.

We depend on warehouse credit facilities to finance our purchases of automobile contracts. Our business strategy requires that these warehouse credit facilities continue to be available to us from the time of purchase or origination of an automobile contract until it is financed through a securitization or other long-term financing.

Our primary sources of day-to-day liquidity are our warehouse credit facilities, in which we sell and contribute automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they are "warehoused" until they are securitized, at which time funds advanced under one or more warehouse credit facilities are repaid from the proceeds of the securitizations. The special-purpose subsidiaries obtain the funds to purchase these contracts by pledging the contracts to a trustee for the benefit of senior warehouse lenders, who advance funds to our special-purpose subsidiaries based on the dollar amount of the contracts pledged. Over the periods described in this report, we have  depended substantially on two warehouse credit facilities: (i) a $200 million warehouse credit facility, which we established in November 2005 and which expired on November 6, 2008; and (ii) a $200 million warehouse credit facility, which we established in June 2004 and which, unless renewed or earlier terminated upon the occurrence of certain events, will expire in November 2008. Each of these facilities may be renewed by mutual agreement between the senior lender and us.

Each of these two warehouse facilities included from January or February 2007 through March 2008 a supplemental subordinated credit facility, pursuant to which our special purpose subsidiary issued subordinated notes to lenders unaffiliated with us, and unaffiliated with the senior lenders. The effect was to increase the percentage of the value of the pledged automobile contracts that our special purpose subsidiary might borrow. The supplemental subordinated credit facilities expired in March 2008. Both warehouse facilities provide or provided for advances based on a percentage of the eligible collateral and we typically utilize the facilities in such a way to maximize the borrowings available thereunder. However, the maximum advance rate percentage under each facility is subject to each lender's valuation of the collateral which, in turn, is affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in conjunction with our term securitizations.

There can be no assurance that our remaining warehouse credit facility will remain available to us in the future, and we may not be able to obtain other credit facilities on favorable terms to fund our operations.

Within the period of approximately one year prior to the filing of this report, we have observed adverse changes in the market for securitized pools of automobile contracts. These changes have resulted in a substantial extension of the period during which we have financed our automobile contracts through our warehouse credit facilities, which has burdened our financing capabilities. Continued adverse conditions in the market for securitized pools of automobile contracts could result in our reaching or exceeding maximum limits for advances and age of eligible collateral under our warehouse facilities, or could result in the loss, delinquency or other performance measures of such financed collateral exceeding predetermined maximum levels, which in any such case may preclude further borrowings thereunder, or result in increased costs payable by us.

If we were unable to arrange new warehousing or other credit facilities or renew our existing warehouse credit facility when it comes due, or if the advance rate as determined by the lender were significantly reduced, or if we reached the maximum limits for advances under the facility or exceeded predetermined measures of collateral performance, our results of operations, financial condition and cash flows could be materially and adversely affected.

Our results of operations will depend on our ability to securitize or otherwise finance our portfolio of automobile contracts.

We are dependent upon our ability to continue to obtain permanent financing for pools of automobile contracts in order to generate cash proceeds for new purchases of automobile contracts. We have historically depended on term securitization transactions of automobile contracts to provide such permanent financing. By "permanent financing" we mean financing that extends to cover the full term during which the underlying contracts are outstanding and requires repayment as the underlying contracts are repaid or charged off. By contrast, our warehouse credit facilities permit us to borrow against the value of such receivables only for limited periods of time. Our past practice and future plan has been and is to repay loans made to us under our warehouse credit facilities with the proceeds of securitizations, although we are examining alternative structures. There can be no assurance that any securitization transaction or alternative structure will be available on terms acceptable to us, or at all. The timing of any such transaction is affected by a number of factors beyond our control, any of which could cause substantial delays, including, without limitation:

•	market conditions;

•	the approval by all parties of the terms of such transaction;

•	the availability of credit enhancement on acceptable terms; and

•	our ability to acquire a sufficient number of automobile contracts.

Within the period of approximately one year prior to the filing of this report, we have observed adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, increased premiums for financial guaranty insurance and reduced demand for asset-backed securities, including for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables. We believe that these adverse changes in the capital markets are primarily the result of widespread defaults of sub-prime mortgages securing a variety of term securitizations and related financial instruments, including instruments carrying financial guarantees similar to those we typically secure for our own term securitizations. Such adverse changes have resulted in our becoming unable to securitize automobile contracts on acceptable terms,have caused us to curtail our purchases of automobile contracts, and have had a material adverse effect on our results of operations. Further or continued adverse changes in such market could be expected to have a continued material adverse effect on our results of operations.

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

While the specific terms and mechanics vary among transactions, our securitization and warehousing agreements generally provide that we will receive excess spread cash flows only if the amount of overcollateralization and spread account balances have reached specified levels and/or the delinquency, defaults or net losses related to the contracts in the automobile contract pools are below certain predetermined levels. In the event delinquencies, defaults or net losses on contracts exceed these levels, the terms of the securitization or warehouse credit facility:

•	may require increased credit enhancement, including an increase in the amount required to be on deposit in the spread account to be accumulated for the particular pool;

•	may restrict the distribution to us of excess spread cash flows associated with other securitized or warehoused pools; and

•	in certain circumstances, may permit affected parties to require the transfer of servicing on some or all of the securitized or warehoused contracts from us to an unaffiliated servicer.

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

In our securitizations, we have typically utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guarantees certain interest and principal payments on the senior classes of the securities issued in our securitizations. These guarantees have enabled these securities to achieve the highest credit rating available, and thus have minimized the interest rates payable with respect to such securities. None of such financial guaranty insurance companies is required to insure any future securitizations, and we believe that none are currently inclined to do so. As we pursue future securitizations, we may not be able to obtain:

•	credit enhancement in any form from financial guaranty insurance companies or any other provider of credit enhancement on terms acceptable to us, or at all; or

•	similar ratings for senior classes of securities to be issued in future securitizations.

If we were unable to obtain such enhancements or such ratings, we would expect to incur increased interest expense, which would adversely affect our results of operations.

If we lose servicing rights on our portfolio of automobile contracts, or any material portion thereof, our results of operations would be impaired.

We are entitled to receive servicing fees only while we act as servicer under the applicable sale and servicing agreements governing our warehouse facilities and securitizations. Under such agreements, we may be terminated as servicer upon the occurrence of certain events, including:

•	our failure generally to observe and perform covenants and agreements applicable to us;

•	certain bankruptcy events involving us; or

•	the occurrence of certain events of default under the documents governing the facilities.

The adverse effects on our results of operations have increased the chance that we might breach certain financial covenants, and the extended period of time that we have held automobile contracts in our warehouse credit facility has increased the chance that we might breach certain performance criteria applicable to contracts held in such warehouse credit facility. The loss of our servicing rights could materially and adversely affect our results of operations, financial condition and cash flows. Our results of operations, financial condition and cash flows, would be materially and adversely affected if we were to be terminated as servicer with respect to a material portion of the automobile contracts for which we are receiving servicing fees.  We do not, as of the date of this report, hold in our warehouse credit facility any material portion of the automobile contracts for which we are receiving servicing fees.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2007, and September 30, 2008, we had approximately $2,132.3 million and $1,675.6 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2007, primarily of $1,798.3 million of securitization trust debt, and also included $235.9 million of warehouse indebtedness, $70.0 million of residual interest financing, and $28.1 million owed under a subordinated notes program. At September 30, 2008, such debt consisted primarily of $1,550.7 million of securitization trust debt, and also included $8.7 million of warehouse indebtedness, $68.3 million of residual interest financing, $19.8 million of senior secured debt, and $28.2 million owed under a subordinated notes program. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to ten years.

Our substantial indebtedness could adversely affect our financial condition by, among other things:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations payments on our indebtedness, thereby reducing amounts available for working capital, capital expenditures and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	placing us at a competitive disadvantage compared tour competitors that have less debt; and

•	limiting our ability to borrow additional funds.

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

Our profitability is largely determined by the difference, or "spread," between (i) the interest rates payable under our warehouse credit facilities and on the asset-backed securities issued in our securitizations, or payable in any alternate permanent financing transactions, and (ii) the effective interest rate received by us on the automobile contracts that we acquire. Disruptions in the market for asset-backed securities observed over the past year have resulted in an increase in the interest rates we paid on the asset-backed securities that we issued in our most recent securitization, as compared with prior transactions, and may result in any future transaction's involving comparably high (or higher) interest rates payable by us. Although we have attempted to offset increases in our cost of funds by increasing fees we charge to dealers when purchasing contracts, or in some cases, by demanding higher interest rates on contracts we purchase, there can be no assurance that such price increases on our part will fully offset increases in interest we pay to finance our managed portfolio.

In addition to the interest rates payable in our financing transactions, there are other factors that affect our ability to manage interest rate risk. Specifically, we are subject to interest rate risk during the period between when automobile contracts are purchased from dealers and when such contracts are sold and financed in a securitization or any alternate permanent financing transaction. Interest rates on our warehouse credit facilities are adjustable while the interest rates on the automobile contracts are fixed. Therefore, if interest rates increase, the interest we must pay to the lenders under our warehouse credit facilities is likely to increase while the interest realized by us from those warehoused automobile contracts remains the same, and thus, during the warehousing period, the excess spread cash flow received by us would likely decrease. Additionally, contracts warehoused and then securitized during a rising interest rate environment may result in less excess spread cash flow realized by us under those securitizations as, historically, our securitization facilities pay interest to security holders on a fixed rate basis set at prevailing interest rates at the time of the closing of the securitization, which may be several months after the securitized contracts were originated and entered the warehouse, while our customers pay fixed rates of interest on the contracts, set at the time they purchase the underlying vehicles. A decrease in excess spread cash flow could adversely affect our earnings and cash flow.

To mitigate, but not eliminate, the short-term risk relating to interest rates payable by us under the warehouse facilities, we have generally held automobile contracts in the warehouse credit facilities for less than four months. The disruptions in the market for asset-backed securities issued in securitizations have caused us to lengthen that period, which has reduced the effectiveness of this mitigation strategy. To mitigate, but not eliminate, the long-term risk relating to interest rates payable by us in securitizations, we have in the past, and intend to continue to, structure some of our securitization transactions to include pre-funding structures, whereby the amount of securities issued exceeds the amount of contracts initially sold into the securitization. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts into the securitization in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we effectively lock in our borrowing costs with respect to the contracts we subsequently sell into the securitization. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the securities issued in the securitization. The amount of such expense may vary. Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, we purchased a total of 318,822 shares of our common stock, as described in the following table:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs(2)	Programs

July 2008	162,565	$ 2.07	162,565	$ 2,945,574
August 2008	69,500	2.10	69,500	2,799,537
September 2008	86,757	1.94	86,757	2,631,385

Total	318,822	$ 2.04	318,822

 ____________________

(1) Each monthly period is the calendar month.
(2) Our board of directors in January 2008 authorized the purchase of up to an additional $5 million of our outstanding securities.

Item 4.                      Submission of Matters to a Vote of Security Holders

We held a special meeting of shareholders on September 16, 2008. At the meeting, the shareholders approved each of the two proposals. Those proposals were (i) to approve an amendment to the Company's articles of incorporation, increasing the number of authorized common shares from 30 million to 75 million, and (ii) to approve the future issuance, in connection with the exercise of warrants issued to an investor in the Company's June 30 private transaction, of 1,848,309 common shares, such number subject to adjustment pursuant to the anti-dilutive provisions of the warrants. Votes on the proposals were cast as follows:

	Amendment to Articles of Incorporation	Approval of Issuance of Shares upon exercise of Warrant
For	16,158,497	8,910,553
Against	803,019	578,385
Abstain	150,737	1,382,120
Broker Non-votes	0	6,241,195

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

10.24	Purchase and Sale Agreement re Motor Vehicle Contracts dated as of September 26, 2008 (incorporated by reference to Exhibit 10.24 to the registrant's report on Form 8-K/A filed November 7, 2008).
10.25	Transfer and Servicing Agreement dated as of September 26, 2008 (incorporated by reference to Exhibit 10.25 to the registrant's report on Form 8-K/A filed November 7, 2008).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

* These Certifications shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. These Certifications shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registration statement specifically states that such Certifications are incorporated therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC.

(Registrant)

Date: November 7, 2008

By:  /s/   CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008

By:  /s/   JEFFREY P. FRITZ
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)