Form 10-K
period 2008-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2009-03-31
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number: 001-14116

CONSUMER PORTFOLIO SERVICES, INC.
(Exact name of registrant as specified in its charter)

California	33-0459135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19500 Jamboree Road, Irvine, California	92618
(Address of principal executive offices)	(Zip Code)

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
                                                        Yes [   ]No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                                         Yes [   ]No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer”,”accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer  [  ]  Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                        Yes [   ]No  [ X ]

The aggregate market value of the 16,412,115 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $1.47 per share reported by Nasdaq as of June 30, 2008, was approximately $24,125,809. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 20, 2009 was 18,899,999.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2009 annual shareholders meeting is incorporated by reference into Part III hereof.

 TABLE OF CONTENTS

PART I

Item 1.	Business	1

Item 1A.	Risk Factors	11

Item 1B.	Unresolved Staff Comments	19

Item 2.	Property	19

Item 3.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 4A.	Executive Officers of the Registrant	20

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	22

Item 6.	Selected Financial Data	23

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	26

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 8	Financial Statements and Supplementary Data	43

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43

Item 9A.	Controls and Procedures	43

Item 9B.	Other Information	44

PART III

Item 10.	Directors and Executive Officers of the Registrant	44

Item 11.	Executive Compensation	44

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44

Item 13.	Certain Relationships and Related Transactions, and Director Independence	44

Item 14.	Principal Accountant Fees and Services	44

PART IV

Item 15.	Exhibits, Financial Statement Schedules	45

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2008, we have purchased a total of approximately $8.7 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions we made in 2002, 2003 and 2004.  During 2008, unlike recent prior years, our managed portfolio decreased from the previous year due to our strategy of decreasing contract purchases to conserve our liquidity in response to adverse economic conditions, as discussed further below.  Our total managed portfolio, net of unearned interest on pre-computed automobile contracts, was approximately $1,664.1 million at December 31, 2008 compared to $2,162.2 million at December 31, 2007, $1,565.9 million as of December 31, 2006 and $1,122.0 million as of December 31, 2005.

We are headquartered in Irvine, California, where most operational and administrative functions are centralized.  All credit and underwriting functions are performed in our California headquarters, and we service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

We direct our marketing efforts primarily to dealers, rather than to consumers.  We establish relationships with dealers through our employee marketing representatives who contact a prospective dealer to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. The marketing representatives are obligated to represent our financing program exclusively. Our marketing representatives present the dealer with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts.  As of December 31, 2008, we had 36 marketing representatives and we were actively receiving applications from 364 dealers in 43 states.  Current levels of marketing representatives and dealers are a significant reduction from December 31, 2007 when we had 134 marketing representatives and were actively receiving applications from 10,255 dealers.  During 2008 and thereafter, we significantly reduced our presence in the marketplace in response to economic conditions as discussed further below.  As of December 31, 2008, approximately 82% of our dealers are franchised new car dealers that sell both new and used cars and the remainder are independent used car dealers. For the year ended December 31, 2008, approximately 88% of the automobile contracts purchased under our programs consisted of financing for used cars and 12% consisted of financing for new cars, as compared to 84% financing for used cars and 16% for new cars in the year ended December 31, 2007.   We purchase contracts in our own name (“CPS”) and, until July 2008, also purchased contracts in the name of our wholly-owned subsidiary, The Finance Company ("TFC").  Programs marketed under the CPS name serve a wide range of sub-prime customers, primarily through franchised new car dealers. Our TFC program served vehicle purchasers enlisted in the U.S. Armed Forces, primarily through independent used car dealers.  In July 2008, we suspended contract purchases under our TFC program.

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of contracts to a special purpose entity of ours, which in turn issues asset-backed securities to fund the purchase of the pool of contracts from us. Depending on the structure of the securitization, the transaction may be treated, for financial accounting purposes, as a sale of the contracts or as a secured financing.

Historically, we have depended upon the availability of short-term warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 49 term securitizations of approximately $6.6 billion in contracts. We conducted four term securitizations in 2006, four in 2007, and two in 2008. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes.

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  As of December 31, 2008, we have no available warehouse credit facilities and no immediate plans to complete a term securitization.  The adverse changes that have taken place in the market over the last 18 months have caused us to seek to conserve liquidity by reducing our purchases of automobile contracts to nominal levels. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

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

 Historically, traditional lenders have not served the sub-prime market or have done so through programs that were not consistently available. Independent companies specializing in sub-prime automobile financing and subsidiaries of larger financial services companies currently compete in this segment of the automobile finance market, which we believe remains highly fragmented, with no single company having a dominant position in the market.

Current economic conditions have negatively affected many aspects of our industry.  First, as stated above, there is little demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables.  Second, lenders who previously provided short-term warehouse financing for sub-prime automobile finance companies such as ours are reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, the broad economic weakness and increasing unemployment has made many of the obligors under our receivables less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

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

Originations

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review.  We believe the dealer’s decision to choose a financing source is based primarily on: (i) the monthly payment made available to the dealer's customer; (ii) the purchase price offered to the dealer for the contract; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; and (v) any conditions to purchase.  Dealers can send credit applications to us by entering the necessary data on our website, by fax, or through one of several third-party application aggregators. For the year ended December 31, 2008, we received approximately 78% of all applications through DealerTrack (the industry leading dealership application aggregator), 11% via our website and 11% via fax or other aggregators. Our automated application decisioning system produced our response within minutes to about 95% of those applications.

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

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2008, no dealer accounted for more than 1% of the total number of automobile contracts we purchased.  The following table sets forth the geographical sources of the automobile contracts purchased by us (based on the addresses of the customers as stated on our records) during the years ended December 31, 2008 and 2007. The 18,707 contracts purchased in the year 2008 is not indicative of our rate of contract purchases in the year 2009 through the date of this report.  See "Management's Discussion and Analysis."

	Contracts Purchased During the Year Ended (1)
	December 31, 2008		December 31, 2007
	Number	Percent (2)	Number	Percent (2)
California	2,166	11.6%	8,358	10.4%
Florida	1,744	9.3%	6,774	8.4%
Texas	1,320	7.1%	7,408	9.2%
Pennsylvania	1,301	7.0%	4,967	6.2%
Ohio	1,286	6.9%	4,990	6.2%
New York	1,271	6.8%	4,087	5.1%
Michigan	745	4.0%	3,229	4.0%
Louisiana	723	3.9%	3,006	3.7%
Illinois	697	3.7%	3,164	3.9%
Maryland	684	3.7%	2,779	3.4%
Kentucky	594	3.2%	2,797	3.5%
North Carolina	543	2.9%	3,748	4.7%
New Jersey	505	2.7%	2,030	2.5%
Indiana	471	2.5%	2,165	2.7%
Virginia	428	2.3%	2,091	2.6%
Georgia	379	2.0%	2,263	2.8%
Other States	3,850	20.6%	16,725	20.8%
Total	18,707	100.0%	80,581	100.0%

(1)
Automobile contracts purchased by TFC are not included because such purchases accounted for less than 10% of the total purchases during the year and are not representative of automobile contracts purchased under our CPS programs.

(2)	Percentages may not total to 100.0% due to rounding.

We purchase automobile contracts under our programs from dealers at a price generally computed as the total amount financed under the automobile contracts, adjusted for an acquisition fee, which may either increase or decrease the automobile contract purchase price paid by us. The amount of the acquisition fee, and whether it results in an increase or decrease to the automobile contract purchase price, is based on the perceived credit risk of and, in some cases, the interest rate on the automobile contract.  For the years ended December 31, 2008, 2007 and 2006, the average acquisition fee charged per automobile contract purchased under our CPS programs was $592, $209 and $241, respectively, or 3.9%, 1.4% and 1.6%, respectively, of the amount financed.  In 2008 and subsequently, we increased our acquisition fees as a part of our strategy to conserve liquidity by decreasing new contract purchases.

We offer seven different financing programs to our dealership customers, and price each program according to the relative credit risk. Our programs cover a wide band of the credit spectrum and are labeled as follows:

First Time Buyer – This program accommodates an applicant who has limited significant past credit history, such as a previous auto loan.  Since the applicant has little or no credit history, the contract interest rate and dealer acquisition fees tend to be higher, and the loan amount, loan-to-value ratio, down payment and payment-to-income ratio requirements tend to be more restrictive compared to our other programs.

Mercury / Delta – This program accommodates an applicant who may have had significant past non-performing credit including recent derogatory credit.  As a result, the contract interest rate and dealer acquisition fees tend to be higher, and the loan amount, loan-to-value ratio, down payment, payment-to-income ratio and income requirements tend to be more restrictive compared to our other programs.

Standard – This program accommodates an applicant who may have significant past non-performing credit, but who has also exhibited some performing credit in their history.  The contract interest rate and dealer acquisition fees are comparable to the First Time Buyer and Mercury/Delta programs, but the loan amount, loan-to-value ratio, down payment, payment-to-income ratio and income requirements are somewhat less restrictive.

Alpha – This program accommodates applicants who may have a discharged bankruptcy, but who have also exhibited performing credit.  In addition, the program allows for homeowners who may have had other significant non-performing credit in the past.  The contract interest rate and dealer acquisition fees are lower than the Standard program, and the loan-to-value ratio, down payment, payment-to-income ratio and income requirements are somewhat less restrictive.

Alpha Plus – This program accommodates applicants with past non-performing credit, but with a stronger history of recent performing credit, including auto related credit, and higher incomes than the Alpha program.   Contract interest rates and dealer acquisition fees are lower than the Alpha program.

Super Alpha – This program accommodates applicants with past non-performing credit, but with a somewhat stronger history of recent performing credit, including auto related credit, and higher incomes than the Alpha Plus program.  Contract interest rates and dealer acquisition fees are lower, and the maximum loan amount is somewhat higher, than the Alpha Plus program.

Preferred - This program accommodates applicants with past non-performing credit, but who meet a certain minimum FICO score threshold.  Other requirements include a somewhat stronger history of recent performing credit  than the Super Alpha program.   Contract interest rates and dealer acquisition fees are lower than the Super Alpha program.

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 76% of our new contract originations in 2008 and 2007, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we purchased automobile contracts during the years ended December 31, 2008, 2007 and 2006.

	Contracts Purchased During the Year Ended (1)
	December 31, 2008		December 31, 2007		December 31, 2006
	(dollars in thousands)
	Amount Financed	Percent (2)	Amount Financed	Percent (2)	Amount Financed	Percent (2)
Preferred	$13,211	4.7%	$55,717	4.5%	$30,700	3.1%
Super Alpha	33,726	11.9%	153,410	12.3%	120,118	12.2%
Alpha Plus	50,823	18.0%	215,248	17.3%	178,371	18.1%
Alpha	123,933	43.9%	523,259	42.0%	444,775	45.0%
Standard	15,332	5.4%	116,424	9.3%	85,190	8.6%
Mercury / Delta	25,635	9.1%	104,990	8.4%	77,481	7.8%
First Time Buyer	19,695	7.0%	77,283	6.2%	50,893	5.2%
	$282,355	100.0%	$1,246,330	100.0%	$987,528	100.0%

(1)	Automobile contracts purchased by TFC after the TFC merger are not included because such purchases accounted for less than 10% of the total purchases during the year.
(2)	Percentages may not total to 100.0% due to rounding.

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

In addition to our purchases of installment contracts from dealers, we have purchased since 2006 an immaterial number of vehicle purchase money loans, evidenced by promissory notes and security agreements.  A non-affiliated lender originated all such loans directly to vehicle purchasers, and sold the loans to us.  We began financing vehicle purchases by lending money directly to consumers in January 2008, on terms similar to those that we offer through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements.  In October 2008 we suspended purchases of loans from other lenders and direct lending to consumers.  There can be no assurance as to whether or not we will recommence these programs, the extent to which we may make such loans, or as to their future performance.

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

We believe that our underwriting criteria enable us to evaluate effectively the creditworthiness of sub-prime customers and the adequacy of the financed vehicle as security for an automobile contract. The underwriting criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the automobile contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability, as well as other factors. Specifically, the underwriting guidelines for our CPS programs generally limit the maximum principal amount of a purchased automobile contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. We generally do not finance vehicles that are more than eight model years old or have in excess of 99,999 miles. Under most of our programs, the maximum term of a purchased contract is 72 months; a shorter maximum term may be applicable based on the mileage and age of the vehicle.  Automobile contracts with the maximum term of 72 months may be purchased if the customer is among the more creditworthy of our obligors and the vehicle is generally not more than four model years old and has less than 45,000 miles. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. In 2008 we made our contract purchase criteria more restrictive as part of our strategy to decrease new contract purchases in order to conserve liquidity.  Upon receiving the vehicle and customer information with the customer's application, our underwriters verify the customer's employment, income, residency, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, prior to purchasing an automobile contract, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open ended questions about his application and the contract, which may uncover potential misrepresentations.

Credit Scoring.  We use proprietary scoring models to assign each automobile contract several "credit scores" at the time the application is received from the dealer and the customer's credit information is retrieved from the credit reporting agencies. The credit scores are based on a variety of parameters including the customer's credit history, employment and residence stability, income, and monthly payment amount.  Once a vehicle is selected by the customer and a proposed deal structure is provided to us by the dealer, our scores will then consider the loan-to-value ratio, payment-to-income ratio and the sales price and make of the vehicle. We have developed the credit scores utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, enhances our competitiveness in the marketplace and manages the risk inherent in the sub-prime market.

Characteristics of Contracts.  All of the automobile contracts purchased by us are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The average original principal amount financed, under the CPS programs and in the year ended December 31, 2008, was $15,094, with an average original term of 62 months and an average down payment amount of 12.2%. Based on information contained in customer applications for this 12-month period, the retail purchase price of the related automobiles averaged $15,335 (which excludes tax, license fees and any additional costs such as a maintenance contract), the average age of the vehicle at the time the automobile contract was purchased was three years, and our customers averaged approximately 41 years of age, with approximately $43,075 in average annual household income and an average of six years history with his or her current employer.  Because our TFC programs were directed towards enlisted military personnel, contracts purchased under the TFC programs tended to have smaller balances and the purchasers were generally younger and had lower incomes.

Dealer Compliance.  The dealer agreement and related assignment contain representations and warranties by the dealer that an application for state registration of each financed vehicle, naming us as secured party with respect to the vehicle, was effected by the time of sale of the related automobile contract to us, and that all necessary steps have been taken to obtain a perfected first priority security interest in each financed vehicle in favor of us under the laws of the state in which the financed vehicle is registered.

Servicing and Collection

We currently service all automobile contracts that we own as well as those automobile contracts that are included in portfolios that we have sold in securitizations or service for third parties.  We organize our servicing activities based on the tasks performed by our personnel. Our servicing activities consist of mailing monthly billing statements; collecting, accounting for and posting of all payments received; responding to customer inquiries; taking all necessary action to maintain the security interest granted in the financed vehicle or other collateral; investigating delinquencies; communicating with the customer to obtain timely payments; repossessing and liquidating the collateral when necessary; collecting deficiency balances; and generally monitoring each automobile contract and the related collateral.  We are typically entitled to receive a base monthly servicing fee equal to 2.5% per annum computed as a percentage of the declining outstanding principal balance of the non-charged-off automobile contracts in the securitization pools. The servicing fee is included in interest income for those securitization transactions that are treated as financings.

Collection Procedures.  We believe that our ability to monitor performance and collect payments owed from sub-prime customers is primarily a function of our collection approach and support systems. We believe that if payment problems are identified early and our collection staff works closely with customers to address these problems, it is possible to correct many problems before they deteriorate further. To this end, we utilize pro-active collection procedures, which include making early and frequent contact with delinquent customers; educating customers as to the importance of maintaining good credit; and employing a consultative and customer service approach to assist the customer in meeting his or her obligations, which includes attempting to identify the underlying causes of delinquency and cure them whenever possible. In support of our collection activities, we maintain a computerized collection system specifically designed to service automobile contracts with sub-prime customers and similar consumer obligations.

We attempt to make telephonic contact with delinquent customers from one to 29 days after their monthly payment due date, depending on our proprietary behavioral assessment of the customer’s likelihood of payment during early stages of delinquency. Our contact priorities may be based on the customers' physical location, stage of delinquency, size of balance or other parameters. Our collectors inquire of the customer the reason for the delinquency and when we can expect to receive the payment. The collector will attempt to get the customer to make an electronic payment over the phone or a promise for the payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to the queue for subsequent contacts.

If a customer fails to make or keep promises for payments, or if the customer is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the customer's payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we will stop accruing interest on this automobile contract, and reclassify the remaining automobile contract balance to other assets. In addition we will apply a specific reserve to this automobile contract so that the net balance represents the estimated fair value less costs to sell.

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

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. The tables below document the delinquency, repossession and net credit loss experience of all automobile contracts that we are servicing (excluding certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk).  While the broad economic weakness and increasing unemployment over the last year has resulted in higher delinquencies and net charge-offs, the increase in the percentage levels for 2008 is also partially attributable to the decrease in the size and the increase in the average age of our managed portfolio.

Delinquency Experience (1)

	December 31, 2008		December 31, 2007		December 31, 2006
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	145,564	$1,665,036	168,260	$2,128,656	126,574	$1,568,329
Period of delinquency (2)
31-60 days	3,733	39,798	4,227	48,134	3,275	37,328
61-90 days	2,376	26,549	2,370	27,877	1,367	14,903
91+ days	2,424	27,243	2,039	24,888	1,035	10,301
Total delinquencies (2)	8,533	93,590	8,636	100,899	5,677	62,532
Amount in repossession (3)	4,262	49,357	3,049	33,400	2,148	24,135
Total delinquencies and
amount in repossession (2)	12,795	$142,947	11,685	$134,299	7,825	$86,667
Delinquencies as a percentage
of gross servicing portfolio	5.9%	5.6%	5.1%	4.7%	4.5%	4.0%

Total delinquencies and
amount in repossession as a
percentage of gross servicing
portfolio	8.8%	8.6%	6.9%	6.3%	6.2%	5.5%

Extension Experience
Contracts with one extension (4)	30,160	$354,330	21,555	$251,067	12,318	$128,386
Contracts with two or more
extensions (4)	8,639	88,988	4,377	38,264	3,183	24,978

Total contracts with extensions	38,799	$443,318	25,932	$289,331	15,501	$153,364

(1)
 All amounts and percentages are based on the amount remaining to be repaid on each automobile contract, including, for pre-computed automobile contracts, any unearned interest. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.

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

	Net Charge-Off Experience (1)
	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands
CPS, MFN, TFC and SeaWest Combined
Average servicing portfolio outstanding	$1,934,003	$1,905,162	$1,367,935
Net charge-offs as a percentage of average
servicing portfolio (2)	7.7%	5.3%	4.5%

(1)
All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts. The information in the table represents all automobile contracts serviced by us, excluding certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.

(2)
Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.

Securitization of Automobile Contracts

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. All such securitizations have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to a special purpose subsidiary, and issuance of asset−backed securities to fund the transactions. Upon the securitization of a portfolio of automobile contracts, we retain the obligation to service the contracts, and receive a monthly fee for doing so. We have been a regular issuer of asset-backed securities since 1994, completing 49 securitizations totaling over $6.6 billion through December 31, 2008.  Depending on the structure of the securitization, the transaction may be treated as a sale of the automobile contracts or as a secured financing for financial accounting purposes.  From July 2003 through April 2008, we have structured our securitizations as secured financings rather than as sales of contracts.  In September 2008, we sold automobile contracts using a securitization structure.

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

Historically, prior to a securitization transaction, we funded our automobile contract purchases primarily with proceeds from warehouse credit facilities. As of December 31, 2007, we had $425 million in warehouse credit capacity, in the form of two $200 million senior facilities and one $25 million subordinated facility.  Both warehouse credit facilities provided funding for automobile contracts purchased under the CPS programs, while one facility also provided funding for automobile contracts purchased under the TFC programs. Up to 93% of the principal balance of the automobile contracts was advanced to us under these facilities, subject to collateral tests and certain other conditions and covenants.  In April 2008, the subordinated facility expired and the subordinated lenders were fully repaid.  In November 2008, one of the two senior facilities expired and the lender was fully repaid.  The remaining warehouse facility was amended in December 2008 to eliminate further advances and to provide for repayment from proceeds collected under the related pledged receivables, and certain other scheduled principal reductions until its maturity in September 2009.  Long-term financing for the automobile contract purchases has historically been achieved through securitization transactions.  The proceeds from such securitization transactions were used primarily to repay the warehouse credit facilities.

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

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to us if the credit performance of the securitized automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of securitized automobile contracts could therefore have a material adverse effect on both our liquidity and results of operations, regardless of whether such automobile contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2008 was approximately $1.7 billion.

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

Employees

As of December 31, 2008, we had 681 employees. The breakdown of the employees is as follows: 8 are senior management personnel, 529 are collections personnel, 20 are automobile contract origination personnel, 56 are marketing personnel (36 of whom are marketing representatives), 49 are operations and systems personnel, and 19 are administrative personnel. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

Depending upon the outcome of one or more of these factors, we may not be able to generate sufficient cash flow from operations or obtain sufficient funding to satisfy all of our obligations. We presently find that funding in the asset-backed securities market is difficult to secure, that the credit performance of our automobile contracts has been adversely affected by general economic conditions, and that adverse effects on performance of our automobile contracts held in securitization pools result in an adverse effect on performance of residual interests.  Such factors may result in our being unable to pay our debts timely or as agreed.  If we were unable to pay our debts, we would be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. These alternative strategies might not be feasible at the time, might prove inadequate or could require the prior consent of our lenders.

We Need Substantial Liquidity to Operate Our Business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior subordinated debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. As of the date of this report, we have access to no active warehouse credit facilities.  If we are unable to access the capital markets or obtain other acceptable financing, our results of operations, financial condition and cash flows would be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

• acquire automobile contracts;

• fund overcollateralization in warehouse credit facilities and securitizations;
• pay securitization fees and expenses;
• fund spread accounts in connection with securitizations;
• satisfy working capital requirements and pay operating expenses;
• pay taxes; and
• pay interest expense.

We have to date matched our liquidity needs to our available sources of funding by reducing to nominal levels our acquisition of new automobile contracts.  There can be no assurance that we will continue to be successful with that strategy.

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

We have historically depended on warehouse credit facilities to finance our purchases of automobile contracts, although we have no warehouse financing available to us at this time. Our business strategy requires that warehouse credit facilities be available in order to purchase significant volumes of receivables.

Historically, our primary sources of day-to-day liquidity were our warehouse credit facilities, in which we sold and contributed automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they were "warehoused" until they were securitized, at which time funds advanced under one or more warehouse credit facilities were repaid from the proceeds of the securitizations.  The special-purpose subsidiaries obtained the funds to purchase these contracts by pledging the contracts to a trustee for the benefit of senior warehouse lenders, who advanced funds to our special-purpose subsidiaries based on the dollar amount of the contracts pledged. Through November 2008, we depended substantially on two warehouse credit facilities: (i) a $200 million warehouse credit facility, which we established in November 2005 and expired by its terms in November 2008; and (ii) a $200 million warehouse credit facility, which we established in June 2004 and which was amended in December 2008 to eliminate future advances and to provide for repayment of the related debt from the cash collections on the related pledged contracts, and certain other principal reductions until its maturity in September 2009.

As stated elsewhere in this report, we have observed adverse changes in the market for securitized pools of automobile contracts.  If we are unable to arrange new warehousing on acceptable terms, our results of operations, financial condition and cash flows could be materially and adversely affected.

Our Results of Operations Will Depend on Our Ability to Securitize Our Portfolio of Automobile Contracts.

Historically we have depended upon our ability to obtain permanent financing for pools of automobile contracts by conducting term securitization transactions. By "permanent financing" we mean financing that extends to cover the full term during which the underlying contracts are outstanding and requires repayment as the underlying contracts are repaid or charged off. By contrast, our warehouse credit facilities permitted us to borrow against the value of such receivables only for limited periods of time. Our past practice and future plan has been and is to repay loans made to us under our warehouse credit facilities with the proceeds of securitizations. There can be no assurance that any securitization transaction will be available on terms acceptable to us, or at all. The timing of any securitization transaction is affected by a number of factors beyond our control, any of which could cause substantial delays, including, without limitation:

• market conditions;
• the approval by all parties of the terms of the securitization;
• the availability of credit enhancement on acceptable terms; and
• our ability to acquire a sufficient number of automobile contracts for securitization.

As stated elsewhere in this report, we have observed adverse changes in the market for securitized pools of automobile contracts, which has made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods.  These changes include reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables.  Should we chose not to securitize automobile contracts in the future or do so on more costly terms prevalent in current market conditions,  we could expect a further material adverse effect on our results of operations.

Our Results of Operations Will Depend on Cash Flows from Our Residual Interests in Our Securitization Program and Our Warehouse Credit Facilities.

When we finance our automobile contracts through securitizations and warehouse credit facilities, we receive cash and a residual interest in the assets financed. Those financed assets are owned by the special-purpose subsidiary that is formed for the related securitization. This residual interest represents the right to receive the future cash flows to be generated by the automobile contracts in excess of (i) the interest and principal paid to investors on the indebtedness issued in connection with the financing, (ii) the costs of servicing the contracts and (iii) certain other costs incurred in connection with completing and maintaining the securitization or warehouse credit facility. We sometimes refer to these future cash flows as "excess spread cash flows."

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

We typically retain residual interests or use them as collateral to borrow cash. In any case, the future excess spread cash flow received in respect of the residual interests is integral to the financing of our operations. The amount of cash received from residual interests depends in large part on how well our portfolio of securitized and warehoused automobile contracts performs. If our portfolio of securitized and warehoused automobile contracts has higher delinquency and loss ratios than expected, then the amount of money realized from our retained residual interests, or the amount of money we could obtain from the sale or other financing of our residual interests, would be reduced. Such higher than expected losses have been incurred, which has had an adverse effect on our operations, financial condition and cash flows. Should losses continue to rise, we would expect further material adverse effects on our results of operations, financial condition and cash flows.

If We Are Unable to Obtain Credit Enhancement for Our Securitizations Upon Favorable Terms, Our Results of Operations Would Be Impaired.

In our securitizations, we historically have utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guarantees certain interest and principal payments on the senior classes of the securities issued in our securitizations. These guarantees enabled these securities to achieve the highest credit rating available. This form of credit enhancement reduced the costs of our securitizations relative to alternative forms of credit enhancement available to us at the time. Such financial guaranty insurance policies are not at present available to us.  Due to significantly reduced investor demand for securities carrying such a financial guaranty, it is likely that this form of credit enhancement, even if it were again to become available to us, would not be economic for us in the future. As we pursue future securitizations, we may not be able to obtain:

•	credit enhancement in any form on terms acceptable to us, or at all; or
•	similar ratings for senior classes of securities to be issued in future securitizations.

Based on indications from market participants as to reduced investor comfort with credit ratings and financial guarantees, we believe that even if we were unable to obtain such enhancements or such ratings, we would expect to incur increased interest expense.  Such increased interest expense would adversely affect our results of operations.

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

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the year ended December 31, 2008, no dealer accounted for more than 1.0% of the contracts we purchased. The agreements we have with dealers to purchase contracts do not require dealers to submit a minimum number of contracts for purchase. The failure of dealers to submit contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

If a Significant Number of Our Automobile Contracts Experience Defaults, Our Results of Operations May Be Impaired.

We specialize in the purchase and servicing of contracts to finance automobile purchases by sub-prime customers, those who have limited credit history, low income, or past credit problems.  Such contracts entail a higher risk of non-performance, higher delinquencies and higher losses than contracts with more creditworthy customers. While we believe that our pricing of the automobile contracts and the underwriting criteria and collection methods we employ enable us to control, to a degree, the higher risks inherent in contracts with sub-prime customers, no assurance can be given that such pricing, criteria and methods will afford adequate protection against such risks. We have experienced increases in the delinquency of, and credit losses on, our contracts.

If automobile contracts that we purchase and hold experience defaults to a greater extent than we have anticipated, this could materially and adversely affect our results of operations, financial condition, cash flows and liquidity. Our results of operations, financial condition, cash flows and liquidity, depend, to a material extent, on the performance of automobile contracts that we purchase, warehouse and securitize. A portion of the automobile contracts acquired by us will default or prepay. In the event of payment default, the collateral value of the vehicle securing an automobile contract realized by us in a repossession will most likely not cover the outstanding principal balance on that contract and the related costs of recovery. We maintain an allowance for credit losses on automobile contracts held on our balance sheet, which reflects our estimates of probable credit losses that can be reasonably estimated for securitizations that are accounted for as financings and warehoused contracts. If the allowance is inadequate, then we would recognize the losses in excess of the allowance as an expense and our results of operations could be adversely affected. In addition, under the terms of our warehouse credit facilities, we are not able to borrow against defaulted automobile contracts, including contracts that are, at the time of default, funded under our warehouse credit facilities, which will reduce the overcollateralization of those warehouse credit facilities and possibly reduce the amount of cash flows available to us.

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

We have received waivers regarding the potential breach of certain covenants relating to minimum net worth and maintenance of active warehouse credit facilities.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of outstanding securitization pools.  Although such rights have been waived, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  The loss of our servicing rights could materially and adversely affect our results of operations, financial condition and cash flows. Our results of operations, financial condition and cash flows, would be materially and adversely affected if we were to be terminated as servicer with respect to a material portion of the automobile contracts for which we are receiving servicing fees.

If We Lose Key Personnel, Our Results of Operations May Be Impaired.

Our senior management team averages thirteen years of service with us.  Charles E. Bradley, Jr., our President and CEO, has been our President since our formation in 1991. Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. Reductions in force implemented in 2008 may have reduced employee loyalty, which may in turn result in decreased employee performance.  Conversely, adverse general economic conditions may have had a countervailing effect.  The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flows.

If We Fail to Comply with Regulations, Our Results of Operations May Be Impaired.

Failure to materially comply with all laws and regulations applicable to us could materially and adversely affect our ability to operate our business. Our business is subject to numerous federal and state consumer protection laws and regulations, which, among other things:

• require us to obtain and maintain certain licenses and qualifications;
• limit the interest rates, fees and other charges we are allowed to charge;
• limit or prescribe certain other terms of our automobile contracts;
• require specific disclosures to our customers;
• define our rights to repossess and sell collateral; and
• maintain safeguards designed to protect the security and confidentiality of customer information.

We believe that we are in compliance in all material respects with all such laws and regulations, and that such laws and regulations have had no material adverse effect on our ability to operate our business. However, we may be materially and adversely affected if we fail to comply with:

• applicable laws and regulations;
• changes in existing laws or regulations;
• changes in the interpretation of existing laws or regulations; or
• any additional laws or regulations that may be enacted in the future.

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

We Have Substantial Indebtedness.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2008, we had approximately $1,527.3 million of debt outstanding. Such debt consisted primarily of $1,404.2 million of securitization trust debt, and also included $9.9 million of warehouse indebtedness, $67.3 million of residual interest financing, $20.1 million of senior secured related party debt and $25.7 million owed under a subordinated notes program.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to ten years.

Our substantial indebtedness could adversely affect our financial condition by, among other things:

•	increasing our vulnerability to general adverse economic and industry conditions;
•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing amounts available for working capital, capital expenditures and  other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	placing us at a competitive disadvantage compared to our competitors that have less debt; and
•	limiting our ability to borrow additional funds.

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

The terms of our existing credit facility, term securitizations and our other outstanding debt impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may have an adverse effect on our business activities, results of operations and financial condition. These restrictions may also significantly limit or prohibit us from engaging in certain transactions, including the following:

•	incurring or guaranteeing additional indebtedness;
•	making capital expenditures in excess of agreed upon amounts;
•	paying dividends or other distributions to our stockholders or redeeming, repurchasing or retiring our capital stock or subordinated obligations;
•	making investments;
•	creating or permitting liens on our assets or the assets of our subsidiaries;
•	issuing or selling capital stock of our subsidiaries;
•	transferring or selling our assets;
•	engaging in mergers or consolidations;
•	permitting a change of control of our company;
•	liquidating, winding up or dissolving our company;
•	changing our name or the nature of our business, or the names or nature of the business of our subsidiaries; and

•	engaging in transactions with our affiliates outside the normal course of business.

These restrictions may limit our ability to obtain additional sources of capital, which may limit our ability to generate earnings. In addition, the failure to comply with any of the covenants of  one or more of our debt agreements could cause a default under other debt agreements that may be outstanding from time to time. A default, if not waived, could result in acceleration of the related indebtedness, in which case such debt would become immediately due and payable. A continuing default or acceleration of one or more of our credit facilities or any other debt agreement, would likely cause a default under other debt agreements that otherwise would not be in default, in which case all such related indebtedness could be accelerated. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance our indebtedness. Even if any new financing is available, it may not be on terms that are acceptable to us or it may not be sufficient to refinance all of our indebtedness as it becomes due.

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

Risks Related to General Factors

If The Economy of All or Certain Regions of the United States Continues to Slow Down or the Current Recession Worsens, Our Results of Operations May Be Impaired.

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

If an Increase in Interest Rates Results in a Decrease in Our Cash Flow from Excess Spread, Our Results of Operations May Be Impaired.

Our profitability is largely determined by the difference, or "spread," between the effective interest rate received by us on the automobile contracts that we acquire and the interest rates payable under our warehouse credit facilities and on the asset-backed securities issued in our securitizations. Recent disruptions in the market for asset-backed securities are likely to result in an increase in the interest rates we would pay on asset-backed securities that we may issue in future securitizations.  Although we have the ability to partially offset increases in our cost of funds by increasing fees we charge to dealers when purchasing contracts, or by demanding higher interest rates on contracts we purchase, there is no assurance that such actions will materially offset increases in interest we pay to finance our managed portfolio.

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

To mitigate, but not eliminate, the short-term risk relating to interest rates payable by us under the warehouse facilities, we have historically held automobile contracts in the warehouse credit facilities for less than four months. To mitigate, but not eliminate, the long-term risk relating to interest rates payable by us in securitizations, we have in the past, and intend to continue to, structure some of our securitization transactions to include pre-funding structures, whereby the amount of securities issued exceeds the amount of contracts initially sold into the securitization. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts into the securitization in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we effectively lock in our borrowing costs with respect to the contracts we subsequently sell into the securitization. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the securities issued in the securitization.  The amount of such expense may vary.  Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market.  Limited trading of our common stock also contributes to more volatile price fluctuations.  Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market.  As of December 31, 2008, all of our directors and executive officers beneficially owned 3,297,165 shares of our common stock, or approximately 17%.

Our Common Stock May Be Delisted.

Our stock is trading at less than one dollar per share, which is the minimum price required for continued listing on the Nasdaq Stock Market.  Enforcement of such minimum price has been suspended since October 16, 2008. Although there has been an extension of the suspension period (through July 20, 2009), there can be no assurance as to whether the minimum price rule will continue to be suspended.  If our common shares continue to trade at a price below the Nasdaq minimum and the rule is reinstated, we would be required to take steps to increase the price, or suffer delisting from the Nasdaq Stock Market.  The most likely step to increase the trading price would be a reverse split of outstanding shares, which would result in each existing shareholder receiving one new share in exchange for some larger number of local shares.

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

•	changes in general economic conditions;
•	changes in interest rates;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	level of future provisioning for receivables losses; and
•	regulatory requirements.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Property

The Company’s headquarters are located in Irvine, California, where it leases approximately 90,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $2.5 million, increasing to approximately $2.7 million through 2016.

In March 1997, the Company established a branch collection facility in Chesapeake, Virginia. The Company leases approximately 28,000 square feet of general office space in Chesapeake, Virginia, at a base rent that is approximately $525,000 per year, increasing to approximately $571,000 through 2012.

The remaining two regional servicing centers occupy a total of approximately 41,000 square feet of leased space in Maitland, Florida; and Westchester, Illinois. The termination dates of such leases range from 2011 to 2013.

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

Other Litigation.   We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to their outcomes. We have recorded a liability as of December 31, 2008 that we believe represents a sufficient allowance for legal contingencies. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth quarter of 2008.

Item 4A.  Executive Officers of the Registrant

Charles E. Bradley, Jr., 49, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer.  From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm.  Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Mark A. Creatura, 49, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Jeffrey P. Fritz, 49, has been Senior Vice President - Chief Financial Officer since April 2006.  He was Senior Vice President - Accounting from August 2004 through March 2006. He served as a consultant to us from May 2004 to August 2004. Previously, he was the Chief Financial Officer of SeaWest Financial Corp. from February 2003 to May 2004, and the Chief Financial Officer of AFCO Auto Finance from April 2002 to February 2003. He practiced public accounting with Glenn M. Gelman & Associates from March 2001 to April 2002 and was Chief Financial Officer of Credit Services Group, Inc. from May 1999 to November 2000. He previously served as our Chief Financial Officer from our inception through May 1999.

Curtis K. Powell, 52, has been Senior Vice President – Contract Origination since June 2001. Previously, he was our Senior Vice President – Marketing, from April 1995. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

Robert E. Riedl, 45, has been Senior Vice President - Chief Investment Officer since April 2006. Mr. Riedl was Senior Vice President - Chief Financial Officer from August 2003 until assuming his current position. Mr. Riedl joined the Company as Senior Vice President - Risk Management in January 2003. Previously, Mr. Riedl was a

Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 2000 to 2002. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of NCA's portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services Corporation from 1995 until joining SLP Capital in 1999.

Christopher Terry, 41, has been Senior Vice President - Servicing since May 2005, and prior to that was Senior Vice President - Asset Recovery since January 2003. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Clements, 46, has been the Senior Vice President of Originations since April 2008. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist. Previously, Ms. Clements held an administrative position at Greco & Associates.

Jayne E. Holland, 47, has been the Senior Vice President of Operations since April 2008. Prior to that, she held the position of Vice President of Operations since June 1999 and has been with the company since 1993. Ms. Holland was previously the Assistant Vice President of Operations for Far Western Bank from 1986 through 1990, and has been in the auto finance industry since 1981.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2007	7.77	5.25
April 1 - June 30, 2007	7.21	5.49
July 1 - September 30, 2007	6.75	4.28
October 1 - December 31, 2007	6.20	3.00
January 1 - March 31, 2008	3.61	2.11
April 1 - June 30, 2008	3.18	1.13
July 1 - September 30, 2008	2.85	1.22
October 1 - December 31, 2008	2.58	0.37

As of March 25, 2009, there were 60 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2008:

	Number of securities	Weighted average	Number of
	to be issued upon	exercise price of	securities remaining
	exercise of outstanding	outstanding	available for future
	options, warrants	options, warrants	issuance under equity
Plan category	and rights	and rights	compensation plans

Equity compensation plans
approved by security holders	10,940,308	$2.99	2,435,000
Equity compensation plans not
approved by security holders	-	-	-

Total	10,940,308	$2.99	2,435,000

Issuer Purchases of Equity Securities in the Fourth Quarter

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs(2)	Programs

October 2008	113,315	$1.99	113,315	$2,406,297
November 2008	65,729	0.92	65,729	2,345,790
December 2008	75,923	0.81	75,923	2,284,542

Total	254,967	$1.36	254,967

(1)	Each monthly period is the calendar month.
(2)
Through December 31, 2008, our board of directors had authorized the purchase of up to $32.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 6.  Selected Financial Data

The following table presents our selected consolidated financial data and operating data as of and for the dates indicated. The data under the captions "Statement of Operations Data" and "Balance Sheet Data" have been derived from our audited and unaudited consolidated financial statements.  The remainder is derived from other records of ours.

You should read the selected consolidated financial data together with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited and unaudited financial statements and notes thereto that are included in this report.

(dollars in thousands, except per share data)	2008	2007	2006	2005	2004

Statement of Operations Data
Revenues:
Interest income	$351,551	$370,265	$263,566	$171,834	$105,818
Servicing fees	2,064	1,218	2,894	6,647	12,480
Other income	14,796	23,067	12,403	15,216	14,394
Total revenues	368,411	394,550	278,863	193,697	132,692
Expenses:
Employee costs	48,874	46,716	38,483	40,384	38,173
General and administrative	44,368	47,416	42,011	39,285	33,936
Interest expense	156,253	139,189	93,112	51,669	32,147
Provision for credit losses	148,408	137,272	92,057	58,987	32,574
Loss on sale of receivables	13,963
Impairment loss on residual assets (1)	-	-	-	-	11,750
Total expenses	411,866	370,593	265,663	190,325	148,580
Income (loss) before income tax expense (benefit)	(43,455)	23,957	13,200	3,372	(15,888)
Income tax expense (benefit)	(17,364)	10,099	(26,355)	-	-
Net income (loss)	$(26,091)	$13,858	$39,555	$3,372	$(15,888)

Earnings (loss) per share-basic	$(1.36)	$0.66	$1.82	$0.16	$(0.75)
Earnings (loss) per share-diluted	$(1.36)	$0.61	$1.64	$0.14	$(0.75)
Pre-tax income (loss) per share-basic (2)	$(2.26)	$1.15	$0.61	$0.16	$(0.75)
Pre-tax income (loss) per share-diluted (3)	$(2.26)	$1.06	$0.55	$0.14	$(0.75)
Weighted average shares outstanding-basic	19,230	20,880	21,759	21,627	21,111
Weighted average shares outstanding-diluted	19,230	22,595	24,052	23,513	21,111

Balance Sheet Data
Total assets	$1,638,807	$2,282,813	$1,728,594	$1,155,144	$766,599
Cash and cash equivalents	22,084	20,880	14,215	17,789	14,366
Restricted cash and equivalents	153,479	170,341	193,001	157,662	125,113
Finance receivables, net	1,339,307	1,967,866	1,401,414	913,576	550,191
Residual interest in securitizations	3,582	2,274	13,795	25,220	50,430
Warehouse lines of credit	9,919	235,925	72,950	35,350	34,279
Residual interest financing	67,300	70,000	31,378	43,745	22,204
Securitization trust debt	1,404,211	1,798,302	1,442,995	924,026	542,815
Long-term debt	45,826	28,134	38,574	58,655	74,829
Shareholders' equity	89,849	114,355	111,512	73,589	69,920

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

	As of and
	For the Year Ended December 31,
(dollars in thousands, except per share data)	2008	2007	2006	2005	2004

Contract Purchases/Securitizations
Automobile contract purchases	$296,817	$1,282,311	$1,019,018	$691,252	$447,232
Automobile contract acquisitions (1)	-	-	-	-	74,901
Automobile contracts securitized - structured
as sales	198,662	-	-	-	-
Automobile contracts securitized - structured
as secured financings	310,360	1,118,097	957,681	674,421	479,369

Managed Portfolio Data
Contracts held by consolidated subsidiaries	$1,477,810	$2,125,755	$1,527,285	$1,000,597	$619,794
Contracts held by non-consolidated subsidiaries	186,233	-	34,850	103,130	233,621
SeaWest third party portfolio (2)	79	422	3,770	18,018	53,463
Total managed portfolio	$1,664,122	$2,126,177	$1,565,905	$1,121,745	$906,878
Average managed portfolio	1,934,003	1,906,605	1,376,781	997,697	861,262

Weighted average fixed effective interest rate
(total managed portfolio) (3)	18.0%	18.2%	18.5%	18.6%	19.2%
Core operating expense
(% of average managed portfolio) (4)	4.8%	4.9%	5.8%	8.0%	8.4%
Allowance for loan losses	$78,036	$100,138	$79,380	$57,728	$42,615
Allowance for loan losses (% of total contracts
held by consolidated subsidiaries)	5.3%	4.7%	5.2%	5.8%	6.9%
Total delinquencies (3) (5)	5.6%	4.7%	4.0%	3.8%	4.0%
Total delinquencies and repossessions (3) (5)	8.6%	6.3%	5.5%	5.0%	5.6%
Net charge-offs (3) (6)	7.7%	5.3%	4.5%	5.3%	7.8%

(1)	Represents automobile contracts not purchased directly from dealers, but acquired as a result of our acquisition of certain assets of SeaWest in 2004.
(2)	Receivables related to the SeaWest third party portfolio, on which we earn only a servicing fee.
(3)	Excludes receivables related to the SeaWest third party portfolio.
(4)	Total expenses excluding provision for credit losses, interest expense, loss on sale of receivables and impairment loss on residual assets.
(5)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
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

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2008, we have purchased a total of approximately $8.7 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions we made in 2002, 2003 and 2004.  During 2008, unlike recent prior years, our managed portfolio decreased from the previous year due to our strategy of decreasing contract purchases to conserve our liquidity in response to adverse economic conditions as discussed further below.  Our total managed portfolio, net of unearned interest on pre-computed automobile contracts, was approximately $1,664.1 million at December 31, 2008 compared to $2,162.2 million at December 31, 2007, $1,565.9 million as of December 31, 2006 and $1,122.0 million as of December 31, 2005.

We are headquartered in Irvine, California, where most operational and administrative functions are centralized.  All credit and underwriting functions are performed in our California headquarters, and we service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

We purchase contracts in our own name (“CPS”) and, until July 2008, also in the name of our wholly-owned subsidiary, TFC.  Programs marketed under the CPS name are intended to serve a wide range of sub-prime customers, primarily through franchised new car dealers.  Our TFC program served vehicle purchasers enlisted in the U.S. Armed Forces, primarily through independent used car dealers.  In July 2008, we suspended contract purchases under our TFC program.

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of contracts to a special purpose entity of ours, which in turn issues asset-backed securities to fund the purchase of the pool of contracts from us. Depending on the structure of the securitization, the transaction may be treated, for financial accounting purposes, as a sale of the contracts or as a secured financing.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically: (i) recognize interest and fee income on the contracts, (ii) recognize interest expense on the securities issued in the transaction, and (iii) record as expense a provision for credit losses on the contracts.  From July 2003 through April 2008, all of our securitizations were structured in this manner. In September 2008, we securitized automobile contracts in a transaction that was in substance a sale, that was treated as a sale for accounting purposes, and in which we retained a residual interest in the sold automobile contracts.

When structured to be treated as a sale for accounting purposes, the assets and liabilities of the special-purpose subsidiary are not consolidated with us. Accordingly, the transaction removes the sold automobile contracts from our consolidated balance sheet, the related debt does not appear as our debt, and our consolidated balance sheet shows, as an asset, a retained residual interest in the sold automobile contracts. The residual interest represents the discounted value of what we expect will be the excess of future collections on the automobile contracts over principal and interest due on the asset-backed securities. That residual interest appears on our consolidated balance sheet as "residual interest in securitizations," and the determination of its value is dependent on our estimates of the future performance of the sold automobile contracts.  Of our managed portfolio outstanding at December 31, 2008, only our September 2008 securitization was structured to be treated as a sale for accounting purposes.

Credit Risk Retained

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations.   An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2008 was approximately $1,664.1 million.

Critical Accounting Policies

We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Amortization of Deferred Originations Costs and Acquisition Fees, (c) Residual Interest in Securitizations and Gain on Sale of Automobile Contracts and (d) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. We observed deterioration in performance of automobile contracts held in our portfolio in 2008, which we attribute to a general recession that began in December 2007, and which appears to be continuing through the date of this report. Accordingly, we increased our provision for credit losses in the fourth quarter of 2008.

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. Historically we have purchased external credit enhancement for most of our term securitizations in the form of a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior asset-backed securities, from an insurance company. In addition, we structure our securitizations to include internal credit enhancement for the benefit of the insurance company and the investors (i) in the form of an initial cash deposit to an account ("spread account") held by the trust, (ii) in the form of overcollateralization of the senior asset-backed securities, where the principal balance of the senior asset-backed securities issued is less than the principal balance of the automobile contracts, (iii) in the form of subordinated asset-backed securities, or (iv) some combination of such internal credit enhancements. The agreements governing the securitization transactions require that the initial level of internal credit enhancement be supplemented by a portion of collections from the automobile contracts until the level of internal credit enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related automobile contracts. The specified levels at which the internal credit enhancement is to be maintained will vary depending on the performance of the portfolios of automobile contracts held by the trusts and on other conditions, and may also be varied by agreement among us, our special purpose subsidiary, the insurance company and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one transaction to another. The agreements governing the securitizations generally grant us the option to repurchase the sold automobile contracts from the trust when the aggregate outstanding balance of the automobile contracts has amortized to a specified percentage of the initial aggregate balance.

Our September 2008 securitization was in substance a sale of the underlying receivables, and is treated as a sale for financial accounting purposes. It differs from those treated as secured financings in that the trust to which our special-purpose subsidiaries sold the automobile contracts met the definition of a "qualified special-purpose entity" under Statement of Financial Accounting Standards No. 140 ("SFAS 140"). As a result, assets and liabilities of those trusts are not consolidated into our consolidated balance sheet.

Historically, our warehouse credit facility structures were similar to the above, except that (i) our special-purpose subsidiaries that purchased the automobile contracts pledged the automobile contracts to secure promissory notes that they issued, (ii) no increase in the required amount of internal credit enhancement was contemplated, and (iii) we did not purchase financial guaranty insurance.  Through November 2008, we depended substantially on two warehouse credit facilities: (i) a $200 million warehouse credit facility, which we established in November 2005 and expired by its terms in November 2008; and (ii) a $200 million warehouse credit facility, which we established in June 2004 and which was amended in December 2008 to eliminate future advances and to provide for repayment of the related notes from the cash collections on the underlying pledged contracts, and certain other principal reductions until its maturity in September 2009.

Upon each sale of automobile contracts in a transaction structured as a secured financing for financial accounting purposes, whether a term securitization or a warehouse financing, we retain on our consolidated balance sheet the related automobile contracts as assets and record the asset-backed notes issued in the transaction as indebtedness.

Under the September 2008 securitization and other term securitizations completed prior to July 2003 that were structured as sales for financial accounting purposes, we removed from our consolidated balance sheet the automobile contracts sold and added to our consolidated balance sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that we retained in the automobile contracts sold in the transaction. That retained or residual interest consisted of (a) the cash held in the spread account, if any, (b) overcollateralization, if any, (c) asset-backed securities retained, if any, and (d) receivables from the trust, which include the net interest receivables.  Net interest receivables represent the estimated discounted cash flows to be received from the trust in the future, net of principal and interest payable with respect to the asset-backed notes, the premium paid to the insurance company, if any, and certain other expenses. The excess of the cash received and the assets we retained over the carrying value of the automobile contracts sold, less transaction costs, equaled the net gain on sale of automobile contracts we recorded.

We receive periodic base servicing fees for the servicing and collection of the automobile contracts. (Under our securitization structures treated as secured financings for financial accounting purposes, such servicing fees are included in interest income from the automobile contracts.) In addition, we are entitled to the cash flows from the trusts that represent collections on the automobile contracts in excess of the amounts required to pay principal and interest on the asset-backed securities, base servicing fees, and certain other fees and expenses (such as trustee and custodial fees). Required principal payments on the asset-backed notes are generally defined as the payments sufficient to keep the principal balance of such notes equal to the aggregate principal balance of the related automobile contracts (excluding those automobile contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related securitization agreements require accelerated payment of principal until the principal balance of the asset-backed securities is reduced to the specified percentage. Such accelerated principal payment is said to create overcollateralization of the asset-backed notes.

If the amount of cash required for payment of fees, expenses, interest and principal on the senior asset-backed notes exceeds the amount collected during the collection period, the shortfall is withdrawn from the spread account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations plus required principal payments on the subordinated asset-backed notes, and there is no shortfall in the related spread account or the required overcollateralization level, the excess is released to us. If the spread account and overcollateralization is not at the required level, then the excess cash collected is retained in the trust until the specified level is achieved. Although spread account balances are held by the trusts on behalf of our special-purpose subsidiaries as the owner of the residual interests (in the case of securitization transactions structured as sales for financial accounting purposes) or the trusts (in the case of securitization transactions structured as secured financings for financial accounting purposes), we are restricted in use of the cash in the spread accounts. Cash held in the various spread accounts is invested in high quality, liquid investment securities, as specified in the securitization agreements. The interest rate payable on the automobile contracts is significantly greater than the interest rate on the asset-backed notes. As a result, the residual interests described above historically have been a significant asset of ours.

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

Since the third quarter of 2003, we have conducted 24 term securitizations. Of these 24, 19 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations of our MFN and TFC subsidiaries.  Since July 2003 all such securitizations have been structured as secured financings, except that our September 2008 securitization was in substance a sale of the underlying receivables, and is treated as a sale for financial accounting purposes

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $52.7 million is more likely than not based on expectations as to future taxable income in the jurisdictions in which we operate and available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. Our net deferred tax asset of $52.7 million is net of a valuation allowance of $1.0 million and consists of approximately $48.8 million of net U.S. federal deferred tax assets and $3.9 million of net state deferred tax assets.  The major components of the deferred tax asset are $27.4 million in net operating loss carryforwards and built in losses and $22.2 million in net deductions which have not yet been taken on a tax return.   We estimate that we would need to generate approximately $127.5 million of taxable income during the applicable carryforward periods to realize fully our federal and state deferred tax assets.

As a result of the losses incurred in 2008, we are in a three-year cumulative pretax loss position at December 31, 2008. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. However, we have concluded that there is sufficient positive evidence to overcome this negative evidence.  First, we recognized a $14.0 million loss on the September 2008 securitization that was structured as a sale for financial accounting purposes.  Since our inception in 1991, we have completed 49 securitizations of approximately $6.6 billion in contracts and have never recognized a loss until the September 2008 securitization.  We view this securitization as an anomaly created by the unusual and adverse market conditions at the time.  Without the $14.0 million loss on the September 2008 securitization, we would not be in a three-year cumulative loss position at December 31, 2008.  Moreover, from 2003 through 2007, we generated approximately $107.0 million in taxable income.  Finally, we forecast sufficient taxable income in the carryforward period to fully realize our deferred tax assets, exclusive of tax planning strategies, even under stressed scenarios.

Nevertheless, the amount of the deferred tax asset considered realizable, however, could be significantly reduced in the future if adverse developments cause us to lower our estimates of future taxable income during the carryforward period. Based upon the foregoing discussion, as well as tax planning opportunities and other factors discussed below, we have concluded that the U.S. and state net operating loss carryforward periods provide enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating loss that would be created by the reversal of the future net deductions which have not yet been taken on a tax return. Regarding the estimate of future taxable income, we have projected pretax earnings based upon our core business that we intend to conduct going forward. Our core business has produced strong earnings in the past, even with intermittent loss periods resulting from economic cycles not unlike, although not as severe, as the current economic downturn.  We have already taken steps to reduce our cost structure and have adjusted the contract interest rates and purchase prices applicable to our purchases of automobile contracts from dealers. We appear to be able to increase our acquisition fees and reduce our purchase prices because of lessened competition for our services. Taking these items into account, we project generating sufficient pretax earnings within the carryforward period to realize our deferred tax assets.  We have also examined tax planning strategies available to us in  accordance with SFAS 109 which would be employed, if necessary, to prevent a carryforward from expiring.  Our projection of sufficient earnings is a forward-looking statement, and there can be no assurance that our projections of such earnings will be correct. Factors discussed under "Risk Factors," and in particular under the subheading "Risk Factors -- Forward-Looking Statements" may affect whether such projections prove to be correct.

In June 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $1.1 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations.  Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 49 term securitizations of approximately $6.6 billion in contracts. We conducted four term securitizations in 2006, four in 2007, and two in 2008. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in

September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes.

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  As of December 31, 2008, we have no available warehouse credit facilities and no immediate plans to complete a term securitization.  The adverse changes that have taken place in the market over the last 18 months have caused us to seek to conserve liquidity by reducing our purchases of automobile contracts to nominal levels. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

Current economic conditions have negatively affected many aspects of our industry.  First, as stated above, there is little demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables.  Second, lenders who previously provided short term warehouse financing for sub-prime automobile finance companies such as ours are reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, the broad economic weakness and increasing unemployment has made many of the obligors under our receivables less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

Results of Operations

Comparison of Operating Results for the Year Ended December 31, 2008 with the Year Ended December 31, 2007

Revenues.  During the year ended December 31, 2008, revenues were $368.4 million, a decrease of $26.1 million, or 6.6%, from the prior year revenue of $394.6 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the year ended December 31, 2008 decreased $18.7 million, or 5.1%, to $351.6 million from $370.3 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.  At December 31, 2008 the aggregate outstanding balance of finance receivables held by consolidated subsidiaries was $1,477.8 million compared to $2,125.7 million at December 31, 2007, resulting in a decrease of $12.3 million in interest income.  We also experienced decreases in interest earned on cash deposits (including restricted cash deposits) of $4.7 million, and a decrease in interest income on our residual interest in securitizations of $1.7 million.

Servicing fees totaling $2.1 million in the year ended December 31, 2008 increased $845,000, or 69.3%, from $1.2 million in the prior year. The increase in servicing fees is the result our September 2008 securitization that was structured as a sale for financial accounting purposes and on which we earn a base servicing fee.  During 2008 we also earned base servicing fees on the SeaWest Third Party Portfolio, which has declined to an immaterial amount as of December 31, 2008.  As of December 31, 2008 and 2007, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	December 31, 2008		December 31, 2007

	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$1,477.8	88.8%	$2,125.8	100.0%
Owned by Non-Consolidated Subsidiaries	186.2	11.2%	-	0.0%
SeaWest Third Party Portfolio	0.1	0.0%	0.4	0.0%
Total	$1,664.1	100.0%	$2,126.2	100.0%

At December 31, 2008, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,664.1 million compared to a managed portfolio with an outstanding principal balance of $2,126.2 million as of December 31, 2007. At December 31, 2008 and 2007, the managed portfolio composition was as follows:

	December 31, 2008		December 31, 2007
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$1,619.6	97.3%	$2,062.8	97.0%
TFC	44.3	3.0%	62.0	3.0%
MFN	0.0	0.0%	0.0	0.0%
SeaWest	0.1	0.0%	1.0	0.0%
SeaWest Third Party Portfolio	0.1	0.0%	0.4	0.0%
Total	$1,664.1	100.0%	$2,126.2	100.0%

Other income decreased $8.3 million, or 35.9%, to $14.8 million in the year ended December 31, 2008 from $23.1 million during the prior year.  The year-over-year decrease is the result of a variety of factors.  Current year other income includes $178,000 resulting from an increase in the carrying value of our residual interest in securitizations, compared to $6.2 million of such increases in 2007.  The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated, which in turn resulted in actual cash flows exceeding estimated cash flows.  The prior year period also included proceeds of $1.8 million from the sale of certain charged off receivables acquired in the MFN, TFC and SeaWest acquisitions.  There was no sale of charged off receivables in 2008.  In addition, in 2007 we realized $1.0 million in recoveries on a note payable by a third party that we had previously written off.  Decreases to other income were somewhat offset by increases of $1.7 million in convenience fees charged to our customers for web-based and other electronic payments.

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

Total operating expenses were $411.9 million for the year ended December 31, 2008, compared to $370.6 million for the prior year, an increase of $41.3 million, or 11.1%. The increase is primarily due to increases in provision for credit losses and interest expense, which increased by $11.1 million and $16.2 million, or 8.1% and 11.7%, respectively.  In addition, we recognized a loss on sale of receivables of $14.0 million in conjunction with our September 2008 securitization.

In September 2008, we securitized $198.7 million of our receivables in a transaction that is treated as a sale of the receivables for financial accounting purposes.  The terms of the September 2008 securitization provide for us (1) to continue servicing the sold portfolio, (2) to retain a 5.0% interest in the bonds issued by the trust to which we sold the receivables and (3) to earn additional compensation contingent upon (a) the return to the holders of the senior bonds issued by the trust reaching certain targets or (b) “lifetime” cumulative net charge-offs on the receivables being below a pre-determined level.  We recognized a loss on the sale of $14.0 million.  We used a portion of the proceeds of the sale to reduce substantially the amounts outstanding under our warehouse credit facilities.

Employee costs increased by 4.6% to $48.9 million during the year ended December 31, 2008, representing 11.9% of total operating expenses, from $46.7 million for the prior year, or 12.6% of total operating expenses.  The decrease as a percentage of total operating expenses reflects the higher total of operating expenses, primarily a result of the increased provision for credit losses and interest expense. In the recent years prior to 2008, we generally had regular increases in our numbers of employees to accommodate increasing volumes of contract purchases and the size of our total managed portfolio.  As we gradually reduced our new contract purchases in 2008, however, we also reduced total employees, primarily in the areas of contract originations and marketing.  As of December 31, 2008 we had 681 employees, compared to 997 employees at December 31, 2007.

General and administrative expenses increased by 18.2% to $29.5 million and represented 7.2% of total operating expenses in the year ending December 31, 2008, as compared to the prior year when general and administrative expenses represented 6.7% of total operating expenses. General and administrative expenses include telecommunications costs, postage and delivery costs and other costs associate with servicing our managed portfolio.

Interest expense for the year ended December 31, 2008 increased $17.1 million, or 12.3%, to $156.3 million, compared to $139.2 million in the previous year. The increase is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt increased by $12.6 million in 2008 compared to the prior year.  We also experienced increases in senior secured and subordinated debt interest expense and residual interest financing interest expenses of $2.2 million and $4.0 million, respectively.  In June and July 2008 we issued $10 million and $15 million, respectively, in new senior secured debt.  In addition, in July 2008 we amended our residual interest financing facility, which resulted in a higher rate of interest and allows us the option to extend the maturity if certain conditions are met.  Increases in interest expense for securitization trust debt, subordinated debt and residual interest financing were somewhat offset by a decrease of $1.8 million in interest expense for warehouse financing.  Throughout 2008, we gradually reduced new contract purchases, resulting in lower amounts outstanding under our warehouse facilities compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.  These expenses decreased by $7.9 million, or 43.7%, to $10.2 million, compared to $18.1 million in the previous year and represented 2.5% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the year ended December 31, 2008 as compared to the prior year.  During the year ended December 31, 2008, we purchased 19,772 automobile contracts aggregating $296.8 million, compared to 83,246 automobile contracts aggregating $1,282.3 million in the prior year.

Occupancy expenses increased by $341,000 or 9.1%, to $4.1 million compared to $3.8 million in the previous year and represented 1.0% of total operating expenses.

Depreciation and amortization expenses decreased by $10,000, or 1.9%, to $537,000 from $547,000 in the previous year.

For the year ended December 31, 2008, we recorded a tax benefit of $17.4 million or 40.0% of loss before income taxes.  For the year ended December 31, 2007, we recorded income tax expense of $10.1 million.

Comparison of Operating Results for the Year Ended December 31, 2007 with the Year Ended December 31, 2006

Revenues.  During the year ended December 31, 2007, revenues were $394.6 million, an increase of $115.7 million, or 41.5%, from the prior year revenue of $278.9 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2007 increased $106.7 million, or 40.5%, to $370.3 million from $263.6 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries (resulting in an increase of $109.4 million in interest income) and the increase in interest earned on cash deposits (including restricted cash deposits) of $2.8 million.  These increases were partially offset by the decline in the balance of the portfolios of automobile contracts we acquired in the MFN, TFC and SeaWest transactions (in the aggregate, resulting in a decrease of $2.2 million in interest income), and a decrease in interest income on our residual interest in securitizations of $2.1 million.

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

	December 31, 2007		December 31, 2006
	Amount	%	Amount	%
Total Managed Portfolio	(in millions)
Owned by Consolidated Subsidiaries	$2,125.8	100.0%	$1,527.3	97.5%
Owned by Non-Consolidated Subsidiaries	-	0.0%	34.8	2.2%
SeaWest Third Party Portfolio	0.4	0.0%	3.8	0.2%
Total	$2,126.2	100.0%	$1,565.9	100.0%

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

	December 31, 2007		December 31, 2006
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$2,062.8	97.0%	$1,496.5	95.6%
TFC	62.0	3.0%	60.9	3.9%
MFN	0.0	0.0%	0.2	0.0%
SeaWest	1.0	0.0%	4.5	0.3%
SeaWest Third Party Portfolio	0.4	0.0%	3.8	0.2%
Total	$2,126.2	100.0%	$1,565.9	100.0%

Other income increased $10.7 million, or 86.0%, to $23.1 million in the year ended December 31, 2007 from $12.4 million during the prior year.  The year-over-year increase is the result of a variety of factors.  Current year other income includes $6.2 million resulting from an increase in the carrying value of our residual interest in securitizations (a $5.0 million increase over the increase in carrying value for the prior year).  The carrying value was increased primarily as a result of the underlying receivables having incurred fewer losses than we had previously estimated, which in turn resulted in actual cash flows exceeding cash flows that were estimated in our valuation of the residual asset at December 31, 2006.  We do not expect that future cash flows will significantly exceed the estimates we are currently using for the valuation of our residual interest.  The current year period also includes proceeds of $1.8 million from the sale of certain charged off receivables acquired in the MFN, TFC and SeaWest acquisitions.  There was no sale of charged off receivables in 2006.  In addition, we experienced increases in convenience fees charged to obligors for certain transaction types (an increase of $1.3 million) and $1.0 million in recoveries on a note payable by a third party that we had previously written off.  We also experienced increased revenue on our direct mail services (an increase of $1.6 million).  These direct mail services are provided to our dealers and consist of customized solicitations targeted to prospective vehicle purchasers, in proximity to the dealer, who appear to meet our credit criteria.  These increases to other income were somewhat offset by decreases in recoveries on MFN and certain other automobile contracts (a decrease of $1.2 million) compared to the prior year.

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

Net cash provided by operating activities for the years ended December 31, 2008, 2007 and 2006 was $124.9 million, $153.4 million and $92.4 million, respectively. Cash from operating activities is generally provided by our results from operations.

Net cash provided by investing activities for the year ended December 31, 2008 was $657.6 million compared to net cash used in investment activities of $665.4 million and $603.7 million for 2007 and 2006, respectively. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $296.8 million, $1,282.3 million and $1,019.0 million in 2008, 2007 and 2006, respectively.  The significant decrease in contract purchases in 2008 compared to prior periods together with onging significant proceeds received on finance receivables held for investment resulted in net cash provided by investing activities in 2008 compared to net cash used by investing activities in 2007.  Net cash used in investing activities is also affected by changes in the amounts of restricted cash and equivalents, which in turn, is affected by the timing and structure of our asset-backed securitization transactions.  In December 2006, we completed a securitization transaction which included a pre-funding component that resulted in specific restricted cash deposits of $70.3 million at December 31, 2006.  In December 2008 and 2007, we did not complete a securitization transaction with a pre-funding component and, as such, there was no corresponding restricted cash deposit at December 31, 2008 or 2007.

Net cash used by financing activities for the year ended December 31, 2008, was $781.4 million compared with net cash provided by financing activities $518.6 million and $507.7 million for the years ended December 31, 2007 and 2006, respectively. Cash used or provided by financing activities is primarily attributable to the issuance or repayment of debt. We issued $285.4 million of securitization trust debt in 2008 as compared to $1,035.9 million in 2007.  Issuances of securitization debt were offset by repayments of $693.3 million, $685.9 million and $487.7 million in 2008, 2007 and 2006, respectively.

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. At December 31, 2007, we had $425 million in warehouse credit capacity, in the form of two $200 million senior facilities, and one $25 million subordinated facility.  One $200 million facility provided funding for automobile contracts purchased under the TFC programs while both warehouse facilities provided funding for automobile contracts purchased under the CPS programs. The subordinated facility was established on January 12, 2007 and expired by its terms in April 2008.

The first of two warehouse facilities mentioned above was provided by an affiliate of Bear, Stearns and was structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expired on November 6, 2008.  On November 8, 2006 the facility was increased from $150 million to $200 million and the maximum advance rate was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. On January 12, 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%.  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations.  Senior notes under this facility accrued interest at a rate of one-month LIBOR plus 2.50% per annum while the subordinated notes accrued interest at a rate of one-month LIBOR plus 5.50% per annum.

The second of two warehouse facilities was provided by an affiliate of UBS AG and was similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC.  This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs.  The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants.  On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants. In February 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%.  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields for bonds issued in our term securitizations.  Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 9.85% per annum.  The facility was amended in December 2008 which eliminated future advances and provided for repayment of the notes from proceeds collected on the underlying pledged receivables, plus certain future scheduled principal reductions until its maturity in September 2009. At December 31, 2008, $9.9 million was outstanding under this facility.

We securitized $509.0 million in auto contracts in two private placement transactions in 2008 as compared to $1,118.1 million of automobile contracts in four private placement transactions during 2007, and $957.7 million of automobile contracts in four private placement transactions in 2006.  All but one of these transactions were structured as secured financings and, therefore, resulted in no gain or loss on sale.  The September 2008 transaction was structured as a sale for financial accounting purposes and resulted in a loss on sale of $14.0 million.

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

Under the combination term and revolving residual credit facility, we have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions are met, of the Class A-2 note maturity from June 2009 to June 2010.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429 and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  As of December 31, 2008 the aggregate indebtedness under this facility was $67.3 million.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,564,324 shares of our common stock, at an exercise price of $2.4672 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 283,985 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.

The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. Of those, the factor most subject to our control is the rate at which we purchase automobile contracts.

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of December 31, 2008, we had unrestricted cash of $22.1 million, no available capacity under any warehouse financing facilities and no immediate plans to complete a securitization.  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a merely nominal level, and, wherever appropriate, reducing our operating costs.  There can be no assurance that we will be able to obtain future warehouse financing or to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations.  While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and/or the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to us of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the insurers to require the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related trusts will continue to generate sufficient cash.   Moreover, most of our spread account balances are pledged as collateral to our residual interest financing.  As such, most of the current releases of cash from our securitization trusts are directed to pay the obligations of our residual interest financing.

Certain of our securitization transactions and our warehouse credit facility contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective insurance companies upon defined events of default, and, in some cases, at the will of the insurance company.  We have received waivers regarding the potential breach of certain such covenants relating to minimum net worth, financial loss in any one period and maintenance of active warehouse credit facilities.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of our outstanding securitization pools.  Although such rights have been waived, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements, such a termination could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the terminated agreements. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2008 (dollars in thousands):

	Payment Due by Period (1)
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$113,126	$20,642	$70,065	$22,281	$138
Operating Leases	$25,771	$3,985	$7,443	$6,728	$7,615

(1)
Securitization trust debt, in the aggregate amount of $1,404.2 million as of December 31, 2008, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $639.4 million in 2009, $422.2 million in 2010, $235.9 million in 2011, $90.0 million in 2012, $16.7 million in 2013.

(2)	Long-term debt includes residual interest debt, senior secured debt and subordinated renewable notes.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied over the three years 2006-2008 and through December 31, 2008, as shown in the following summary of our warehouse credit facilities:

Facility in Use from June 2004 to present.  In June 2004, we (through our subsidiary Page Funding LLC) entered into a floating rate variable note purchase facility.  Up to $200.0 million of borrowing capacity under this facility was available at any time subject to certain collateral tests and other conditions. We used funds derived from this facility to purchase automobile contracts under the CPS programs and TFC programs, which were pledged to secure the notes. The collateral tests and other conditions generally allowed us to borrow up to approximately 93% of the principal balance of automobile contracts that we purchased under our CPS programs (up to 83.0% in the form of senior notes and the remainder in the form of subordinated notes), and of up to 70% of the principal balance of automobile contracts that we purchased under our TFC programs. The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations.  The facility was amended in December 2008 which eliminated future advances and provided for repayment of the notes from proceeds collected on the underlying pledged receivables, plus certain future scheduled principal reductions until its maturity in September 2009.  Senior notes issued under this facility accrue interest at one-month LIBOR plus 9.85% per annum.  The balance of notes outstanding related to this facility at December 31, 2008 was $9.9 million.

Facility in Use from November 2005 to November 2008.  In November 2005, we (through our subsidiary Page Three Funding LLC) entered into a floating rate variable note purchase facility.  Up to $200 million of borrowing capacity under this facility was available at any time subject to certain collateral tests and other conditions.  We used funds derived from this facility to purchase automobile contracts under the CPS programs, which were pledged to secure the notes.  The collateral tests and other conditions generally allowed us to borrow up to approximately 93.0% of the principal balance of the automobile contracts (up to 83.0% in the form of senior notes and the remainder in the form of subordinated notes).  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields require for bonds issued in our term securtizations.   The facility expired by its terms in November 2008.

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

The acquisition of automobile contracts for subsequent transfer in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the trusts and related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. We plan to adjust our levels of automobile contract purchases so as to match anticipated releases of cash from the trusts and related spread accounts with our capital requirements. As we have already reduced such purchases to nominal levels, we retain little ability to reduce purchases further to meet any additional capital requirements.

Capitalization

Over the period from January 1, 2005 through December 31, 2008 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$70,000	$31,378	$43,745
Issuances	20,000	85,860	13,667
Payments	(22,700)	(47,238)	(26,034)
Ending balance	$67,300	$70,000	$31,378

SECURITIZATION TRUST DEBT:
Beginning balance	$1,798,302	$1,442,995	$924,026
Issuances	310,359	1,035,864	1,003,645
Payments	(704,450)	(680,557)	(484,676)
Ending balance	$1,404,211	$1,798,302	$1,442,995

SENIOR SECURED DEBT, RELATED PARTY:
Beginning balance	$-	$25,000	$40,000
Issuances	20,105		
Payments	-	(25,000)	(15,000)
Ending balance	$20,105	$-	$25,000

SUBORDINATED DEBT:
Beginning balance			$14,000
Payments			(14,000)
Ending balance			

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$28,134	$13,574	$4,655
Issuances	4,183	17,664	9,985
Payments	(6,596)	(3,104)	(1,066)
Ending balance	$25,721	$28,134	$13,574

Residual Interest Financing.  In November 2005, we completed a securitization in which a wholly-owned bankruptcy remote consolidated subsidiary of ours issued $45.8 million of asset-backed notes secured by its retained interest in 10 term securitization transactions.  At December 31, 2006 there was $19.6 million outstanding on this facility and in May 2007 the notes were fully repaid.  In December 2006 we entered into a $35 million residual credit facility that was secured by our retained interests in additional term securitizations.  At December 31, 2006, there was $12.2 million outstanding under this facility. In July 2007, we established a combination term and revolving residual credit facility and used a portion of our initial draw under that facility to repay our remaining outstanding debt under the December 2006 $35 million residual facility.

Under the combination term and revolving residual credit facility, we have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the

Class A-2 note, and (iv) providing for an extension, at our option if certain conditions are met, of the Class A-2 note maturity from June 2009 to June 2010.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million, by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429 and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  As of December 31, 2008 the aggregate indebtedness under this facility was $67.3 million.

Securitization Trust Debt.  From July 2003 through April 2008, we have, for financial accounting purposes, treated securitizations of automobile contracts as secured financings, and the asset-backed securities issued in such securitizations remain on our balance sheet as securitization trust debt.  Our most recent securitization, in September 2008, was structured as a sale for financial accounting purposes and the asset-backed securities issued in that transaction are not on our balance sheet.

Senior Secured Debt.  From 1998 to 2005, we entered into a series of financing transactions with Levine Leichtman Capital Partners II, L.P.  In July 2007 we repaid the final amounts due under these financing transactions.   On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,564,324 shares of our common stock, at an exercise price of $2.4672 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 283,985 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.

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

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. We were in compliance with all such covenants as of December 31, 2008.  In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility.

Forward-looking Statements

This report on Form 10-K includes certain "forward-looking statements". Forward-looking statements may be identified by the use of words such as "anticipates," "expects," "plans," "estimates," or words of like meaning. As to the specifically identified forward-looking statements, factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of contracts, which would affect our ability to purchase contracts, the terms on which we are able to finance such purchases, the willingness of dealers to sell contracts to us on the terms that it offers, and the terms on which we are able to complete term securitizations once contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel, investor demand for asset-backed securities and interest rates (which affect the rates that we pay on asset-backed securities issued in our securitizations). The statements concerning structuring securitization transactions as secured financings and the effects of such structures on financial items and on future profitability also are forward-

looking statements. Any change to the structure of our securitization transaction could cause such forward-looking statements not to be accurate. Both the amount of the effect of the change in structure on our profitability and the duration of the period in which our profitability would be affected by the change in securitization structure are estimates. The accuracy of such estimates will be affected by the rate at which we purchase and sell contracts, any changes in that rate, the credit performance of such contracts, the financial terms of future securitizations, any changes in such terms over time, and other factors that generally affect our profitability.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, to partially defer FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 is effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. For those excepted assets and liabilities our effective date is January 1, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements.. The three levels are defined as follows: Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale.  In that sale, we  retained certain assets that are measured at fair value.  Following is a description of the valuation methodologies used for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy: The securities retained total $8.5 million of notes and are classified as level 2 because there were similar notes sold in the transaction. We used the price at which those similar notes were sold to value the securities retained.  The residual interest in the cash flows totals $2.5 million and is classified as level 3. We determined the value of that residual interest using a discounted cash flow model that included estimates for prepayments and losses.  We used a discount rate of 33% per annum. The assumptions we used were based on historical performance of automobile contracts we had originated and serviced in the past, adjusted for current market conditions.

Off-Balance Sheet Arrangements

From July 2003 through April 2008 all of our securitizationswere structured as secured financings for financial accounting purposes. In September 2008, we securitized $198.7 million of our automobile contracts in a structure that is treated as a sale of the receivables for financial accounting purposes.  The terms of the September 2008 securitization provide for us (1) to continue servicing the sold portfolio, (2) to retain a 5.0% interest in the bonds issued by the trust to which we sold the automobile contracts and (3) to earn additional compensation contingent upon (a) the return to the holders of the senior bonds issued by the trust reaching certain targets or (b) “lifetime” cumulative net charge-offs on the automobile contracts being below a pre-determined level.  See "Critical Accounting Policies" for a detailed discussion of our securitization structure.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk during the period between when contracts are purchased from dealers and when such contracts become part of a term securitization. Specifically, the interest rate due on our warehouse credit facility is adjustable while the interest rates on the contracts are fixed. Historically, our term securitization facilities have had fixed rates of interest. To mitigate some of this risk, we have in the past, and intend to continue to structure our securitization transactions to include pre-funding structures, whereby the amount of Notes issued exceeds the amount of contracts initially sold to the Trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts to the Trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we lock in the borrowing costs with respect to the contracts we subsequently deliver to the Trust. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the Notes outstanding, the amount as to which there can be no assurance.

Item 8. Financial Statements and Supplementary Data

This report includes Consolidated Financial Statements, notes thereto and an Independent Auditors’ Report, at the pages indicated below, in the "Index to Financial Statements."  Certain unaudited quarterly financial information is included in the Notes to Consolidated Financial Statements, as Note 17.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2008 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management, with the participation of the chief executive and chief financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the chief executive and chief financial officers, believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securites and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2009 (the "2009 Proxy Statement"). The 2009 Proxy Statement will be filed not later than April 30, 2009. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2009 Proxy Statement.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
2.1
Agreement and Plan of Merger, dated as of November 18, 2001, by and among the Registrant, CPS Mergersub, Inc. and MFN Financial Corporation. (Exhibit 2.1 to Form 8-K filed on November 19, 2001 by MFN Financial Corporation)

3.1	Articles of Incorporation, as amended to date. (filed herewith)
3.2	Amended and Restated Bylaws (Exhibit 3.2.1 to Form 8-K filed August 17, 2007)
4.1
Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.

4.2	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”), (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.23	Indenture dated as of June 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-B (exhibit 4.23 to Form 8-K filed by the registrant on June 29, 2007)
4.24	Sale and Servicing Agreement dated as of June 1, 2007, related to notes issued by CPS Auto Receivables Trust 2007-B (exhibit 4.24 to Form 8-K filed by the registrant on June 29, 2007.)
4.25	Indenture dated as of September 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-C (exhibit 4.25 to Form 8-K filed by the registrant on November 2, 2007)
4.26	Sale and Servicing Agreement dated as of September 1, 2007, related to notes issued by CPS Auto Receivables Trust 2007-C (exhibit 4.26 to Form 8-K filed by the registrant on November 2, 2007.)
4.27	Indenture re Notes issued by CPS Auto Receivables Trust 2008-A (exhibit 4.27 to Form 8-K filed by the registrant on April 15, 2008)
4.28	Sale and Servicing Agreement dated as of March 1, 2008, related to notes issued by CPS Auto Receivables Trust 2008-A (exhibit 4.28 to Form 8-K filed by the registrant on April 15, 2008)
10.1	1991 Stock Option Plan & forms of Option Agreements thereunder (Exhibit 10.19 to Form S-2, no. 333-121913) **
10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.4	Lease of Headquarters Building (to be filed by amendment)
10.5
Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among Page Funding LLC ("PFLLC"), the registrant and Wells Fargo Bank, N.A. ("WFBNA") (Exhibit 10.5 to registrant's Form  10-K filed March 9, 2007)

10.5.1
Amendment dated March 30, 2007 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among PFLLC, the registrant and WFBNA (Exhibit 10.5.3 to registrant's Form 10-Q filed July 23,  2007)

10.5.2
Amendment dated June 29, 2007 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among PFLLC, the registrant and WFBNA (Exhibit 10.5.3 to registrant's Form 10-Q filed July 23, 2007)

10.5.3
Amendment dated September 30, 2007 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among PFLLC, the registrant and WFBNA (Exhibit 10.5.3 to registrant's Form 10-Q filed November 6, 2007)

10.5.4	Amendment dated as of February 15, 2008 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among PFLLC, the registrant and WFBNA (filed herewith)
10.5.5	Amendment dated as of March 15, 2008 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among PFLLC, the registrant and WFBNA (filed herewith)
10.6	Second Amended & Restated Indenture dated as of February 14, 2007 by and between PFLLC and WFBNA (Exhibit 10.6 to registrant's Form 10-K filed March 9, 2007)
10. 8
Second Amended & Restated Note Purchase Agreement dated as of February 14, 2007 by and among PFLLC, UBS Real Estate Securities Inc. and WFBNA (Exhibit 10.8 to registrant's Form 10-K filed March 9, 2007)

10.9
Omnibus Amendment Agreement containing Amendment dated as of September 30, 2008 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among Page Funding LLC ("PFLLC"), the registrant and Wells Fargo Bank, N.A.  ("WFBNA"); and Amendment to Second Amended & Restated Note Purchase Agreement dated as of February 14, 2007 by and among PFLLC, UBS Real Estate Securities Inc. and WFBNA (to be filed by amendment)

10.9.1
Second Omnibus Amendment Agreement containing Amendment dated as of December 12, 2008 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among PFLLC, the registrant and WFBNA; and Amendment to Second Amended & Restated Note Purchase Agreement dated as of February 14, 2007 by and among PFLLC, UBS Real Estate Securities Inc. and WFBNA; and Amendment to Second Amended & Restated Indenture dated as of February 14, 2007 by and between PFLLC and WFBNA (to be filed by amendment)

10.10
Amended & Restated Sale and Servicing Agreement dated as of January 12, 2007, among Page Three Funding LLC ("P3FLLC"), the registrant and WFBNA (Exhibit 10.10 to registrant's Form 10-K filed March 9, 2007)

10.10.1	Amendment dated as of February 15, 2008 to the Amended & Restated Sale and Servicing Agreement dated as of January 12, 2007, among P3FLLC, the registrant and WFBNA (to be filed by amendment)
10.10.2	Amendment dated as of September 12, 2008 to the Amended & Restated Sale and Servicing Agreement dated as of January 12, 2007, among P3FLLC, the registrant and WFBNA (to be filed by amendment)
10.11	Amended & Restated Indenture dated as of January 12, 2007 between P3FLLC and WFBNA (Exhibit 10.11 to registrant's Form 10-K filed March 9, 2007)
10.12
Amended & Restated Note Purchase Agreement dated as of January 12, 2007 among P3FLLC, the registrant and Bear, Stearns International Limited (Exhibit 10.12 to registrant's Form 10-K filed March 9, 2007)

10.14	2006 Long-Term Equity Incentive Plan as amended to date (filed herewith)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.15
Securities Purchase Agreement between the registrant and Levine Leichtman Capital Partners IV, L. P. ("LLCP"), relating to the sale of an aggregate of $25 million of Notes. (incorporated by reference to exhibit 99.2 to Schedule 13D filed by LLCP on July 10, 2008)

10.15.1	Am. No. 1 dated July 10, 2008 to Securities Purchase Agreement dated June 30, 2008 between the registrant and LLCP. (Exhibit 10.15.1 to registrant's Form 10-Q filed August 11, 2008)

10.16	Registration Rights Agreement between the registrant and LLCP. (Incorporated by reference to exhibit 99.6 to Schedule 13D filed by LLCP on July 10, 2008)
10.17	Investor Rights Agreement between the registrant and LLCP. (Incorporated by reference to exhibit 99.7 to Schedule 13D filed by LLCP on July 10, 2008)
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

10.20
Amended and Restated Note Purchase Agreement dated July 10, 2008 among the registrant, its subsidiary Folio Funding II, LLC, and Citigroup Financial Products Inc.  (Exhibit 10.20 to registrant's Form 10-Q filed August 11, 2008)

10.21
Amended and Restated Indenture dated July 10, 2008 among Folio Funding II, LLC, Citigroup Financial Products Inc. and Wells Fargo Bank, N.A.  (Exhibit 10.21 to registrant's Form 10-Q filed August 11, 2008)

10.22	Performance Guaranty dated July 10, 2008 issued by the registrant in favor of Citigroup Financial Products Inc. (Exhibit 10.22 to registrant's Form 10-Q filed August 11, 2008)
10.23	Warrant dated July 10, 2008, issued to Citigroup Global Markets Inc. (Exhibit 10.23 to registrant's Form 10-Q filed August 11, 2008)
10.24	Purchase and Sale Agreement re Motor Vehicle Contracts dated as of September 26, 2008 (Exhibit 10.24 to Form 8-K/A filed by the registrant on November 7, 2008)
10.25	Transfer and Servicing Agreement dated as of September 26, 2008 (Exhibit 10.25 to Form 8-K/A filed by the registrant on November 7, 2008)
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (filed herewith)
23.1a	Consent of McGladrey & Pullen, LLP (filed herewith)
23.1b	Consent of Crowe Horwath LLP (filed herewith)
31.1	Rule 13a-14(a) certification by chief executive officer (filed herewith)
31.2	Rule 13a-14(a) certification by chief financial officer (filed herewith)
32	Section 1350 certification (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
March 31, 2009	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)
March 31, 2009	/s/ CHRIS A. ADAMS
Chris A. Adams, Director
March 31, 2009	/s/ E. BRUCE FREDRIKSON
E. Bruce Fredrikson, Director
March 31, 2009	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director
March 31, 2009	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director
March 31, 2009	/s/ JOHN C. WARNER
John C. Warner, Director
March 31, 2009	/s/ GREGORY S. WASHER
Gregory S. Washer, Director
March 31, 2009	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
March 31, 2009	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Sr. Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Consumer Portfolio Services, Inc.

We have audited the accompanying consolidated balance sheet of Consumer Portfolio Services, Inc. (the Company) as of December 31, 2008, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The Company is currently in compliance with debt covenants or has obtained waivers for all potential covenant violations as of December 31, 2008. The waivers are temporary and will expire during 2009. See Note 1 for a discussion of potential consequences associated with the potential failure to obtain renewed waivers.

/s/ Crowe Horwath LLP

Costa Mesa, California
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Consumer Portfolio Services, Inc.

We have audited the consolidated balance sheets of Consumer Portfolio Services, Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions.

/s/ McGladrey & Pullen, LLP

Irvine, California
March 17, 2008

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$22,084	$20,880
Restricted cash and equivalents	153,479	170,341

Finance receivables	1,417,343	2,068,004
Less: Allowance for finance credit losses	(78,036)	(100,138)
Finance receivables, net	1,339,307	1,967,866

Residual interest in securitizations	3,582	2,274
Furniture and equipment, net	1,404	1,500
Deferred financing costs	8,954	15,482
Deferred tax assets, net	52,727	58,835
Accrued interest receivable	14,903	24,099
Other assets	42,367	21,536
	$1,638,807	$2,282,813

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$21,702	$18,391
Warehouse lines of credit	9,919	235,925
Income taxes payable	-	17,706
Residual interest financing	67,300	70,000
Securitization trust debt	1,404,211	1,798,302
Senior secured debt, related party	20,105	-
Subordinated renewable notes	25,721	28,134
	1,548,958	2,168,458
Commitments and contingencies
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized
75,000,000 shares; 19,110,777 and 19,525,042
shares issued and outstanding at December 31, 2008 and
2007, respectively	54,702	55,216
Additional paid in capital, warrants	7,471	794
Retained earnings	34,703	60,794
Accumulated other comprehensive loss	(7,027)	(2,449)
	89,849	114,355
	$1,638,807	$2,282,813

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Year Ended December 31,
	2008	2007	2006
Revenues:
Interest income	$351,551	$370,265	$263,566
Servicing fees	2,064	1,218	2,894
Other income	14,796	23,067	12,403
	368,411	394,550	278,863

Expenses:
Employee costs	48,874	46,716	38,483
General and administrative	29,506	24,959	23,197
Interest	153,720	137,543	87,510
Interest, related party	2,533	1,646	5,602
Provision for credit losses	148,408	137,272	92,057
Loss on sale of receivables	13,963	-	-
Marketing	10,221	18,147	14,031
Occupancy	4,104	3,763	3,983
Depreciation and amortization	537	547	800
	411,866	370,593	265,663
Income (loss) before income tax expense (benefit)	(43,455)	23,957	13,200
Income tax expense (benefit)	(17,364)	10,099	(26,355)
Net income (loss)	$(26,091)	$13,858	$39,555

Earnings (loss) per share:
Basic	$(1.36)	$0.66	$1.82
Diluted	(1.36)	0.61	1.64

Number of shares used in computing
earnings (loss) per share:
Basic	19,230	20,880	21,759
Diluted	19,230	22,595	24,052
See accompanying Notes to Consolidated Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2008	2007	2006

Net income (loss)	$(26,091)	$13,858	$39,555
Other comprehensive income (loss); minimum
pension liability, net of tax	(4,578)	(698)	678
Comprehensive income (loss)	$(30,669)	$13,160	$40,233

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)
			Additional		Accumulated
			Paid-in		Other
	Common Stock		Capital,	Retained	Comprehensive
	Shares	Amount	Warrants	Earnings	Loss	Total
Balance at December 31, 2005	21,687	$66,748	$794	$8,476	$(2,429)	$73,589

Common stock issued upon exercise
of options, including tax benefit	553	2,254	-	-	-	2,254
Purchase of common stock	(735)	(4,808)	-	-	-	(4,808)
Pension benefit obligation	-	-	-	-	678	678
Stock-based compensation	-	244	-	-	-	244
Net income	-	-	-	39,555	-	39,555
Balance at December 31, 2006	21,505	64,438	794	48,031	(1,751)	111,512

Common stock issued upon exercise
of options, including tax benefit	337	1,356	-	-	-	1,356
Purchase of common stock	(2,317)	(11,711)	-	-	-	(11,711)
Pension benefit obligation	-	-	-	-	(698)	(698)
Stock-based compensation	-	1,133	-	-	-	1,133
Adjustment to adopt FIN 48	-	-	-	(1,095)	-	(1,095)
Net income	-	-	-	13,858	-	13,858
Balance at December 31, 2007	19,525	$55,216	$794	$60,794	$(2,449)	$114,355

Common stock issued upon exercise
of options, including tax benefit	70	144	-	-	-	144
Common stock issued upon issuance
of debt	1,225	1,801	-	-	-	1,801
Purchase of common stock	(1,709)	(3,717)	-	-	-	(3,717)
Pension benefit obligation	-	-	-	-	(4,578)	(4,578)
Valuation of warrants issued	-	-	6,677	-	-	6,677
Stock-based compensation	-	1,258	-	-	-	1,258
Net loss	-	-	-	(26,091)	-	(26,091)
Balance at December 31, 2008	19,111	$54,702	$7,471	$34,703	$(7,027)	$89,849

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(26,091)	$13,858	$39,555
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on residual asset	-	(6,155)	(1,200)
Accretion of deferred acquisition fees	(15,177)	(16,761)	(11,912)
Amortization of discount on securitization notes	13,868	5,316	3,005
Amortization of discount on senior secured debt, related party	519	-	-
Depreciation and amortization	537	547	800
Amortization of deferred financing costs	10,490	9,372	6,580
Provision for credit losses	148,408	137,272	92,057
Stock-based compensation expense	1,258	1,133	244
Interest income on residual assets	(979)	(2,324)	(5,656)
Cash received from residual interest in securitizations	2,123	19,999	18,282
Loss on sale of receivables	13,963	-	-
Change in market value of warrants	555	-	-
Changes in assets and liabilities:
Payments on restructuring accrual	-	(366)	(633)
Accrued interest receivable	9,195	(7,055)	(6,113)
Other assets	(20,830)	(994)	(8,051)
Deferred tax assets	6,108	(11,147)	(57,435)
Accounts payable and accrued expenses	(1,267)	3,311	12,629
Tax liabilities	(17,706)	7,409	10,297
Net cash provided by operating activities	124,974	153,415	92,449

Cash flows from investing activities:
Purchases of finance receivables held for investment	(296,817)	(1,282,312)	(1,019,018)
Payments received on finance receivables held for investment	775,730	595,347	451,037
Proceeds received from sale of receivables	162,307	-	-
Decreases (increases) in restricted cash and cash equivalents, net	16,862	22,661	(35,338)
Purchase of furniture and equipment	(442)	(1,087)	(412)
Net cash provided by (used in) investing activities	657,640	(665,391)	(603,731)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	285,389	1,035,864	1,003,645
Proceeds from issuance of subordinated renewable notes	4,183	103,523	23,652
Proceeds from issuance of senior secured debt, related party	25,000	-	-
Proceeds from issuance of residual financing debt	20,000	85,860	13,667
Payments on subordinated renewable notes	(6,596)
Net proceeds from (repayments to) warehouse lines of credit	(388,311)	162,975	37,599
Repayment of residual financing debt	(18,629)	(47,238)	(26,034)
Repayment of securitization trust debt	(693,348)	(685,873)	(487,681)
Repayment of senior secured debt, related party	-	(25,000)	(15,000)
Repayment of other debt	-	(88,964)	(28,899)
Payment of financing costs	(5,525)	(12,151)	(10,687)
Repurchase of common stock	(3,717)	(11,711)	(4,808)
Exercise of options and warrants	144	1,118	1,555
Excess tax benefit related to option exercises	-	238	699
Net cash provided by (used in) financing activities	(781,410)	518,641	507,708
Increase (decrease) in cash and cash equivalents	1,204	6,665	(3,574)
Cash and cash equivalents at beginning of period	20,880	14,215	17,789
Cash and cash equivalents at end of period	$22,084	$20,880	$14,215

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	Year Ended December 31,
	2008	2007	2006

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$126,300	$121,631	$81,628
Income taxes	(590)	7,273	10,219

Non-cash financing activities:
Pension benefit obligation, net	4,578	698	(677)
Common stock issued in connection with new senior secured debt, related party	1,801	-	-
Warrants issued in connection with residual financing and senior secured debt	6,284	-	-

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing, selling and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in California, Florida, Texas and Pennsylvania represented 11.6%, 9.3%, 7.1% and 7.0%, respectively, of contracts purchased during 2008 compared with 10.4%, 8.4%, 9.2% and 6.2%, respectively in 2007.  No other state had a concentration in excess of 6.9%. We specialize in contracts with obligors who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers’ captive finance companies.

We are subject to various regulations and laws as they relate to the extension of credit in consumer credit transactions. Although we believe we are currently in material compliance with these regulations and laws, there can be no assurance that we will be able to maintain such compliance. Failure to comply with such laws and regulations could have a material adverse effect on the Company.

Acquisitions

On March 8, 2002, we acquired MFN Financial Corporation and its subsidiaries in a merger (the "MFN Merger"). On May 20, 2003, we acquired TFC Enterprises, Inc. and its subsidiaries in a second merger (the "TFC Merger"). Each merger was accounted for as a purchase. MFN Financial Corporation and its subsidiaries ("MFN") and TFC Enterprises, Inc. and its subsidiaries ("TFC") were engaged in similar businesses: buying contracts from Dealers, financing those contracts through securitization transactions, and servicing those contracts. MFN ceased acquiring contracts in March 2002; TFC acquired contracts under its "TFC Programs" until July 2008 when such purchases were suspended.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at two financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance.

Finance Receivables

Finance receivables, which we have the intent and ability to hold for the forseable future or until maturity or payoff, are presented at cost. All finance receivable contracts are held for investment. Interest income is accrued on the unpaid principal balance. Origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments. Generally, payments received on finance receivables are restricted to certain securitized pools, and the related contracts cannot be resold. Finance receivables are charged off pursuant to the controlling documents of certain securitized pools, generally before they become contractually delinquent five payments. Contracts that are deemed uncollectible prior to the maximum delinquency period are charged off

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
immediately. Management may authorize an extension of payment terms if collection appears likely during the next calendar month.

Our portfolio of finance receivables consists of small-balance homogeneous contracts that are collectively evaluated for impairment on a portfolio basis. We report delinquency on a contractual basis. Once a Contract becomes greater than 90 days delinquent, we do not recognize additional interest income until the obligor under the Contract makes sufficient payments to be less than 90 days delinquent. Any payments received on a Contract that is greater than 90 days delinquent are first applied to accrued interest and then to principal reduction.

Finance Receivables Held for Sale

Finance receivables originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. We had no finance receivables held for sale at December 31, 2008 and 2007.

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies the finance receivable portfolio into separately identified pools based on their period of origination, then uses historical performance of seasoned pools to estimate future losses on current pools. Historical loss experience is adjusted as necessary for current economic conditions. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of finance receivable contracts. Such allowance for loss is charged to expense on a monthly basis. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of the underlying collateral and historical loss trends. As conditions change, our level of provisioning and/or allowance may change as well.

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

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to other assets at its estimated fair value less costs to sell. Included in other assets in the accompanying balance sheets are repossessed vehicles pending sale of $14.8 million and $11.5 million at December 31, 2008 and 2007, respectively.

In addition, other assets as of December 31, 2008 include 5% of the structured notes issued by our subsidiary in connection with our $199 million whole loan sale completed in September 2008. These notes are held for

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
investment and earn interest at a rate of LIBOR plus 5%. The amount outstanding as of December 31, 2008 was $8.0 million.

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

The line item "Residual interest in securitizations" on our Consolidated Balance Sheet represents the residual interests in term securitizations completed prior to July 2003, together with our residual interest in our September 2008 transaction. This line represents the discounted sum of expected future cash flows from recoveries on charge-offs from the pre-July 2003 securitization trusts plus the Residual (as defined below) from the September 2008 transaction. The terms of the securitizations provide us the option to repurchase the underlying receivables from the trust and retire the related bonds.  Such repurchases are referred to as "clean-ups".  When a clean-up takes place, we purchase the underlying receivables and record them on the balance sheet and remove that portion of the residual interest that is attributable to the trust that is terminated when the related bonds are retired. We conducted such clean-ups on the three remaining unconsolidated trusts during 2007.  The remaining portion of the residual interest at December 31, 2007 and 2008 represents an estimate of the future cash flows from recoveries on charge offs from clean-up securitizations and will remain on the balance sheet for some time until those particular cash flows are realized, but in no case later than 84 months from the inception date of the term securitization.

With the exception of the September 2008 transaction, all securitizations since July 2003 have been structured as secured financings. The warehouse securitizations are accordingly reflected in the line items "Finance receivables" and "Warehouse lines of credit" on our Consolidated Balance Sheet, and the term securitizations are reflected in the line items "Finance receivables" and "Securitization trust debt."

Our term securitization structure has generally been as follows:

We sell Contracts we acquire to a wholly-owned special purpose subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling our contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities ("Notes"), in a principal amount equal to or less than the aggregate principal balance of the contracts. We typically sell these contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to us are provided by us to the Trust. One or more investors purchase the Notes issued by the Trust (the "Noteholders"); the proceeds from the sale of the Notes are then used to purchase the contracts from us. We may retain or sell subordinated Notes issued by the Trust. Historically we have purchased a financial guaranty insurance policy for most of our term securitizations, guaranteeing timely payment of interest and ultimate payment of principal on the senior Notes, from an insurance company (a "Note Insurer"). In addition, we provide "Credit Enhancement" for the benefit of the Note Insurer and the Noteholders in three forms: (1) an initial cash deposit to a bank account (a "Spread Account") held by the Trust, (2) overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the contracts, and (3) in the form of subordinated Notes. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the contracts until the level of Credit Enhancement reaches specified levels which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied by from one Trust to another. The Securitization Agreements generally grant us the option to repurchase the sold contracts from the Trust (i.e., a "clean-up call") when the aggregate outstanding balance of the contracts has amortized to a specified percentage of the initial aggregate balance.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the contracts pledges the contracts to secure promissory notes that it issues, (ii) no increase in the required amount of Credit Enhancement was contemplated, and (iii) we do not purchase financial guaranty insurance. Upon each sale of contracts in a securitization structured as a secured financing, we retain as assets on our Consolidated Balance Sheet the securitized contracts and record as indebtedness the Notes issued in the transaction.

Under the September 2008 securitization and other term securitizations completed prior to July 2003 (which were structured as sales for financial accounting purposes), we removed from our Consolidated Balance Sheet the contracts sold and added to our Consolidated Balance Sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that we retained in contracts sold in the securitization. That retained or residual interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) Notes retained, if any, and (d) receivables from the Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, the premium paid to the Note Insurer, if any, and certain other expenses.

We recognize gains or losses attributable to any changes in the estimated fair value of the Residuals. Gains in fair value are recognized as other income in the income statement, and losses are recorded as an impairment loss in the income statement. We are not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, we determine the estimated fair value of the Residuals by discounting the amount of anticipated cash flows that we estimate will be released to us in the future (the cash out method), using a discount rate that we believe is appropriate for the risks involved. The anticipated cash flows may include collections from both current and charged off receivables. Historically we have used an effective pre-tax discount rate of 14% per annum for cash flows from current receivables and of 25% per annum for cash flows from charged-off receivables.  As a result of changing market conditions as discussed below, we have used an effective pre-tax discount rate of 33% per annum for the September 2008 Residual.

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

If the amount of cash required for payment of fees, interest and principal on the senior Notes exceeds the amount collected during the collection period, the shortfall is withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations plus required principal payments on the subordinated Notes, if any, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to us. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Cash in the Spread Accounts is restricted from our use. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. In determining the value of the Residuals, we have estimated the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. Our estimates are based on historical performance of comparable contracts.

Following a securitization that is structured as a sale for financial accounting purposes, we recognize interest income on the balance of the Residuals. In addition, we will recognize additional revenue in other income if the actual performance of the contracts related to the Residuals is better than our estimate of the value of the Residual. If the actual performance of the contracts is worse than our estimate, then a downward adjustment to the carrying value of the Residuals and a related impairment charge would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

In all our term securitizations, whether treated as secured financings or as sales, we have transferred the receivables (through a subsidiary) to the securitization Trust. The difference between the two structures is that in

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
securitizations that are treated as secured financings we report the assets and liabilities of the securitization Trust on our Consolidated Balance Sheet. Under both structures the Noteholders’ and the related securitization Trusts’ recourse to us for failure of the contract obligors to make payments on a timely basis is limited to our Finance receivables, Spread Accounts and Residuals.

Servicing

We consider the contractual servicing fee received on our managed portfolio held by non-consolidated subsidiaries to be equal to adequate compensation. Additionally, we consider that these fees would fairly compensate a substitute servicer, should one be required. As a result, no servicing asset or liability has been recognized. Servicing fees received on the managed portfolio held by non-consolidated subsidiaries are reported as income when earned. Servicing fees received on the managed portfolio held by consolidated subsidiaries are included in interest income when earned. Servicing costs are charged to expense as incurred. Servicing fees receivable, which are included in Other Assets in the accompanying balance sheets, represent fees earned but not yet remitted to us by the trustee.

Furniture and Equipment

Furniture and equipment are stated at cost net of accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets held under capital leases and leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms. Amortization expense on assets acquired under capital lease is included with depreciation expense on owned assets.

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

Other Income

Other Income consists primarily of gains recognized on our Residual interest in securitizations, recoveries on previously charged off contracts, convenience fees charged to obligors for certain types of payment transaction methods, fees paid to us by Dealers for certain direct mail services we provide and proceeds from the sale of previously charged-off receivables to independent third parties. The gain recognized related to the Residual interest was $178,000 for 2008, $6.2 million for 2007 and $1.2 million for 2006. The recoveries on the charged-off CPS contracts relate to contracts from previously unconsolidated trusts and MFN contracts acquired in the MFN acquisition. These recoveries totaled $2.1 million, $3.0 million and $4.3 million for the years ended 2008, 2007 and 2006, respectively. The convenience fees charged to obligors were $6.0 million, $3.5  million and $2.1 million for the same periods, respectively. The direct mail revenues were $5.3 million for 2008 and 2007 and $3.8 million for 2006. The proceeds from the sale of previously charged-off receivables to independent third parties were $1.8 million in 2007. There were no sales of previously charged-off receivables in 2008 and 2006.

Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share	$(26,091)	$13,858	$39,555
Denominator:
Denominator for basic earnings (loss) per share
- weighted average number of common shares
outstanding during the year	19,230	20,880	21,759
Incremental common shares attributable to exercise
of outstanding options and warrants	-	1,715	2,293
Denominator for diluted earnings (loss) per share	19,230	22,595	24,052
Basic earnings (loss) per share	$(1.36)	$0.66	$1.82
Diluted earnings (loss) per share	$(1.36)	$0.61	$1.64

Incremental shares of 6,320,000, 1,539,000 and 950,000 related to stock options have been excluded from the diluted earnings per share calculation for the year ended December 31, 2008, 2007 and 2006, respectively, because the effect is anti-dilutive. The exercise prices of these stock options were greater than the average market price of the Company’s common shares or the Company was in a net loss position and, therefore, the effect would be anti-dilutive to earnings (loss) per share.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”.  Fin 48 is an interpretation of “Statement of Financial Accounting Standards No. 109”, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions.  A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits.  We adopted FIN 48 on January 1, 2007.

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006, was $1.57, $2.89, and $3.39, respectively. That fair value was estimated using the Black-Scholes option pricing model using the weighted average assumptions noted in the following table. We estimate the expected life of each option as the average of the vesting period and the contractual life of the option. The volatility estimate is based on the historical volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 43% to 50% for 2008, 36% to 48% for 2007 and 34% to 50% for 2006. The risk-free

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interest rate is based on the yield on a US Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2008	2007	2006
Expected life (years)	5.95	5.94	5.69
Risk-free interest rate	3.21%	4.54%	4.80%
Volatility	49%	46%	47%
Expected dividend yield	-	-	-

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, to partially defer FASB Statement No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 is effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. For those excepted assets and liabilities our effective date is January 1, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations. In October 2008, the FASB issued Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active”. This FSP clarifies the application of FAS 157 in a market that is not active. The effect of adoption was not material.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The three levels are defined as follows: level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale.  In that sale, we retained certain assets that are measured at fair value.  Following is a description of the valuation methodologies used for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained total $8.5 million of notes and are classified as level 2 because there were similar assets sold in the transaction. We used the price at which those similar notes were sold to value the securities retained.  The residual interest in the cash flows totals $2.5 million and is classified as level 3. We determined the value of that residual interest using a discounted cash flow model that included estimates for prepayments and losses.  We used a discount rate of 33% per annum. The assumptions we used were based on historical performance of automobile contracts we had originated and serviced in the past, adjusted for current market conditions.In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  Effective January 1, 2008, the standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.   The Company did not elect the fair value option on any of its financial assets or liabilities on January 1, 2008.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The effect of adoption was not material.

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

Reclassification

Certain amounts for the prior years have been reclassified to conform to the current year’s presentation with no effect on previously reported earnings or shareholders’ equity.

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. We conducted four term securitizations in 2006, four in 2007, and two in 2008. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes.

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  As of December 31, 2008, we have no available warehouse credit facilities and no immediate plans to complete a term securitization.

The adverse changes that have taken place in the market over the last 18 months have caused us to significantly curtail our purchases of automobile contracts in order to conserve our capital. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may further curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

Current economic conditions have negatively affected many aspects of our industry.  First, as stated above, there is little demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables.  Second, lenders who previously provided short-term warehouse financing for sub-prime automobile finance companies such as ours are reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, the broad economic weakness and increasing unemployment has negatively affected many of the obligors under our receivables, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Financial Covenants

Certain of our securitization transactions and our warehouse credit facility contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective insurance companies upon defined events of default, and, in some cases, at the will of the insurance company.  We have received waivers regarding the potential breach of certain such covenants relating to minimum net worth, financial loss in any one period and maintenance of active warehouse credit facilities.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of our outstanding securitization pools.  Although such rights have been waived, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements, such a termination could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the terminated agreements. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

(2) Restricted Cash

Restricted cash consists of the following components:

	December 31,
	2008	2007
	(In thousands)
Securitization trust accounts	$153,479	$170,191
Other	-	150
Total restricted cash	$153,479	$170,341

Certain of our financing agreements require that we establish cash reserves for the benefit of the other parties to the agreements, in case those parties are subject to any claims or exposure.

(3) Finance Receivables

The following table presents the components of Finance Receivables, net of unearned interest:

	December 31,	December 31,
	2008	2007
Finance Receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$1,430,227	$2,091,892
Less: Unearned acquisition fees and discounts	(12,884)	(23,888)
Finance Receivables	$1,417,343	$2,068,004

Finance receivables totaling $33.3 million and $28.5 million at December 31, 2008 and 2007, respectively, have been placed on non-accrual status as a result of their delinquency status.

The following table presents a summary of the activity for the allowance for credit losses, for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$100,138	$79,380	$57,728
Provision for credit losses	148,408	137,272	92,057
Charge-offs	(195,039)	(140,963)	(88,335)
Recoveries	30,400	24,449	17,930
Allowance attributable to receivables sold	(5,871)	-	-
Balance at end of year	$78,036	$100,138	$79,380

 Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2008	2007
	(In thousands)
Gross balance of repossessions in inventory	$47,452	$33,380
Allowance for losses on repossessed inventory	(32,690)	(21,849)
Net repossessed inventory included in other assets	$14,762	$11,531

(4) Residual Interest in Securitizations

As of December 31, 2008 we have exercised our clean-up call option on each of our unconsolidated securitization transactions completed from 2001 to 2003. Residual assets of $935,000 and $2.3 million as of December 31, 2008 and 2007, respectively, remains, which represents our discounted estimate of cash flows from recoveries of previously charged off receivables from these unconsolidated securitization transactions. We have used a discount rate of 25%, which is consistent with previous periods. The effect of a 20% adverse change to the fair value of residual cash flows at December 31, 2008 would result in a decrease of $109,000 to the value of the asset recorded.

During the third quarter we completed a structured loan sale in which we retained a residual interest.  The residual interest in the cash flows from this September 2008 transaction was $2.6 million as of December 31, 2008 and was determined using a discounted cash flow model that included estimates for prepayments and losses.  The discount rate utilized was 33%. The assumptions utilized were based on our historical performance adjusted for current market conditions.

(5) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2008	2007
	(In thousands)
Furniture and fixtures	$4,128	$3,996
Computer and telephone equipment	5,651	5,680
Leasing assets	673	673
Leasehold improvements	1,190	1,085
Other fixed assets	244	17
	11,886	11,451
Less: accumulated depreciation and amortization	(10,482)	(9,951)
	$1,404	$1,500

Depreciation expense totaled $537,000, $406,000 and $667,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

(6) Securitization Trust Debt

We have completed a number of term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our consolidated balance sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

						Weighted
	Final	Receivables		Outstanding	Outstanding	Average
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2008	Principal	2008	2007	2008
		(Dollars in thousands)
CPS 2003-C	March 2010	$964	$87,500	$1,023	$5,683	3.57%
CPS 2003-D	October 2010	1,568	75,000	1,704	6,695	3.91%
CPS 2004-A	October 2010	2,999	82,094	3,277	9,849	4.32%
CPS 2004-B	February 2011	5,821	96,369	6,192	14,937	4.17%
CPS 2004-C	April 2011	7,964	100,000	8,223	18,763	4.24%
CPS 2004-D	December 2011	12,230	120,000	12,395	25,994	4.44%
CPS 2005-A	October 2011	18,517	137,500	17,586	34,154	5.30%
CPS 2005-B	February 2012	23,455	130,625	21,991	39,008	4.67%
CPS 2005-C	May 2012	41,170	183,300	39,478	67,834	5.13%
CPS 2005-TFC	July 2012	12,425	72,525	12,333	24,654	5.76%
CPS 2005-D	July 2012	37,016	145,000	36,548	61,857	5.69%
CPS 2006-A	November 2012	74,068	245,000	73,257	120,667	5.33%
CPS 2006-B	January 2013	93,318	257,500	92,106	144,941	6.33%
CPS 2006-C	July 2013	102,382	247,500	101,716	159,308	5.62%
CPS 2006-D	August 2013	107,516	220,000	105,687	159,384	5.56%
CPS 2007-A	November 2013	164,138	290,000	160,122	233,092	5.53%
CPS 2007-TFC	December 2013	51,157	113,293	51,115	84,685	5.77%
CPS 2007-B	January 2014	200,207	314,999	195,800	277,878	5.99%
CPS 2007-C	May 2014	232,744	327,499	228,478	308,919	6.05%
CPS 2008-A	October 2014	254,931	310,359	235,180	-	6.79%
		$1,444,590	$3,556,063	$1,404,211	$1,798,302

(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $639.4 million in 2009, $422.2 million in 2010, $235.9 million in 2011, $90.0 million in 2012, $16.7 million in 2013.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued through wholly-owned, bankruptcy remote subsidiaries of CPS and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal and interest payments on the senior notes are guaranteed by financial guaranty insurance policies.

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. We were in compliance with all such covenants as of December 31, 2008, in some cases only after giving effect to waivers of otherwise applicable standards.

We are responsible for the administration and collection of the contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of December 31, 2008, restricted cash under the various agreements totaled approximately $153.5 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of transaction costs, and amortization of discounts given on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

The wholly-owned, bankruptcy remote subsidiaries of CPS were formed to facilitate the above asset-backed financing transactions. Similar bankruptcy remote subsidiaries issue the debt outstanding under our warehouse line

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 of credit. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. All such transactions, treated as secured financings for accounting and tax purposes, are treated as sales for all other purposes, including legal and bankruptcy purposes. None of the assets of these subsidiaries are available to pay other creditors of the Company or its affiliates.

(7) Debt

The terms of our debt outstanding at December 31, 2008 and 2007 are summarized below:

	December 31,
	2008	2007
	(In thousands)
Residual interest financing
Notes secured by our residual interests in securitizations. The terms of the $60 million term residual facility and the $60 million revolving residual credit facility were amended on July 10, 2008 to eliminate the revolving feature, increase the interest rate, establish an amortization schedule for principal reductions, and provide an extension of the maturity from June 2009 to June 2010 at our option if certain conditions are met. The aggregate indebtedness under this facility was $67.3 million at December 31, 2008. It bears interest at 10.875% over LIBOR.	$67,300	$70,000
Senior secured debt, related party
Notes payable to Levine Leichtman Capital Partners IV, L.P. (“LLCP”).  The notes consisted of a $10 million term note and a $15 million term note that each accrue interest at 16% per annum and are due in June and July 2013. The amount outstanding at December 31, 2008 is net of the unamortized debt discount of $4.9 million relating to the valuation of 1,225,000 shares of stock, warrants to purchase 1,564,324 shares of our common stock at an exercise price of $2.4672, warrants to purchase 283,985 of our common stock at an exercise price of $0.01 and $1.4 million in cash paid to the lender at issuance.

	20,105	--
Subordinated renewable notes
Notes bearing interest ranging from 5.85% to 15.30%, with a weighted average rate of 12.82%, and with maturities from January 2009 to November 2018 with a weighted average maturity of October 2011. We began issuing the notes in June 2005 and incurred issuance costs of $250,000. Payments are made monthly, quarterly, annually or upon maturity based on the terms of the individual notes.	25,721	28,134
	$113,126	$98,134

The outstanding debt on our warehouse facility was $9.9 million as of December 31, 2008, compared to $235.9 million outstanding on our two warehouse facilities as of December 31, 2007.  See Note 15 for a discussion of our warehouse lines of credit.

The costs incurred in conjunction with the above debt are recorded as deferred financing costs on the accompanying balance sheets and are more fully described in Note 1.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization and maximum

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
financial losses. Further covenants include matters relating to investments, acquisitions, restricted payments and certain dividend restrictions.

The following table summarizes the contractual and expected maturity amounts of debt as of December 31, 2008:

Contractual maturity date	Residual interest financing (1)	Senior secured debt (2)	Subordinated renewable notes	Total
	(In thousands)
2009	$10,370	$-	$10,272	$20,642
2010	56,930	-	10,349	67,279
2011	-	-	2,786	2,786
2012	-	-	1,660	1,660
2013	-	20,105	516	20,621
Thereafter	-	-	138	138
	$67,300	$20,105	$25,721	$113,126
 _________________________
(1)	Assumes that we meet certain conditions that allow us to exercise our option to extend the maturity from June 2009 to June 2010.

(2)	The senior secured debt maturing in 2013 is shown net of unamortized debt discounts of $4.9 million. On a gross basis the scheduled maturity of this debt in 2013 is $25 million.

(8) Shareholders’ Equity

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

We are required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines of credit, senior debt, residual interest financing and subordinated debt. The covenants restrict the payment of certain distributions, including dividends (See Note 7).

Included in compensation expense for the years ended December 31, 2008, 2007, and 2006, is $1.3 million, $1.1 million and $244,000 related to the amortization of deferred compensation expense and valuation of stock options.

Stock Purchases

At four different times between 2000 and 2008, our Board of Directors, authorized us to purchase a total of up to $32.5 million of our securities. As of December 31, 2008, we had purchased $5.0 million in principal amount of the debt securities, and $25.3 million of our common stock, representing 7,126,657 shares.

Options and Warrants

In July 1997, the Company adopted and its shareholders approved the 1997 Long-Term Incentive Plan (the “1997 Plan”) pursuant to which our Board of Directors may grant stock options, restricted stock and stock appreciation rights to employees, directors or employees of entities in which we have a controlling or significant equity interest. Options that have been granted under the 1997 Plan have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms generally of 10 years and vesting generally over five years. Subsequent amendments to the 1997 Plan have increased the aggregate maximum 6,900,000 shares. There are no shares available for grant in the 1997 Plan as of December 31, 2008.

In 2006, the Company adopted and its shareholders approved the CPS 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) pursuant to which our Board of Directors, or a duly-authorized committee thereof, may grant stock

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
options, restricted stock, restricted stock units and stock appreciation rights to our employees or our subsidiaries, to directors of the Company, and to individuals acting as consultants to the Company or its subsidiaries. In June 2008, the shareholders of the Company approved an amendment to the 2006 Plan to increase the maximum number of shares that may be subject to awards under the 2006 Plan from 3,000,000 to 5,000,000.  Options that have been granted under the 2006 Plan have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms generally of 10 years and vesting generally over five years.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”), prospectively for all option awards granted, modified or settled after January 1, 2006, using the modified prospective method. Under this method, we recognize compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

For the year ended December 31, 2008, we recorded stock-based compensation costs in the amount of $1.3 million. As of December 31, 2008, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.2 million. This amount will be recognized as expense over a weighted-average period of 3.3 years.

At December 31, 2008, the options outstanding and exercisable had no intrinsic value. The total intrinsic value of options exercised was $50,000, $1.0 million, and $2.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. New shares were issued for all options exercised during the years ended December 31, 2008, 2007 and 2006. At December 31, 2008, there were a total of 2.4 million additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2008 is as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,196	$4.47	N/A
Granted	575	3.18	N/A
Exercised	(70)	1.52	N/A
Forfeited	(381)	5.01	N/A
Options outstanding at the end of period	6,320	$4.35	6.04 years
Options exercisable at the end of period	4,643	$3.97	5.18 years

The per share weighted average fair value of stock options granted whose exercise price was equal to the market price of the stock on the grant date during the years ended December 31, 2008, 2007 and 2006, was $1.57, $2.91, and $3.39, respectively.

The per share weighted average fair value and exercise price of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2008 were $1.62 and $3.37, respectively. The per share weighted average fair value and exercise price of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2007 were $2.53 and $5.00, respectively. We did not issue any stock options above the market price of the stock during the year ended December 31, 2006.

We have not issued any stock options with an exercise price below the market price of the stock on the grant date.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note from us.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,564,324 shares of our common stock, at an exercise price of $2.4672 per share, and (ii) warrants that we refer to as the N Warrants, which

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
are exercisable for 283,985 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model.

In connection with the amendment to our residual credit facility discussed in Note 15, we issued warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.

 (9) Interest Income

The following table presents the components of interest income:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Interest on finance receivables	$346,594	$358,862	$251,609
Residual interest income	606	2,324	5,656
Other interest income	4,351	9,079	6,301
Net interest income	$351,551	$370,265	$263,566

 (10) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current federal tax expense	$(23,218)	$10,385	$19,036
Current state tax expense	(178)	2,200	1,193
Deferred federal tax (benefit)	5,886	(2,538)	(9,660)
Deferred state tax expense (benefit)	(854)	52	4,877
Change in valuation allowance	1,000	-	(41,801)
Income tax expense (benefit)	$(17,364)	$10,099	$(26,355)

Income tax expense/(benefit) for the years ended December 31, 2008, 2007 and 2006, differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Expense at federal tax rate	$(15,208)	$8,385	$4,620
State taxes, net of federal income tax benefit	(319)	1,458	5,585
Other adjustments to tax reserve	(3,608)	(110)	5,136
Effect of change in state tax rate	-	-	486
Valuation allowance	1,000	-	(41,801)
Stock-based compensation	411	279	47
Other	360	87	(428)
	$(17,364)	$10,099	$(26,355)

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred Tax Assets:
Finance receivables	$22,187	$37,812
Accrued liabilities	839	728
Furniture and equipment	327	417
NOL carryforwards and BILs	27,379	19,547
Pension Accrual	2,877	123
Other	118	208
Total deferred tax assets	53,727	58,835
Valuation allowance	(1,000)	-
	52,727	58,835

Deferred Tax Liabilities:
Pension Accrual	-	-
Total deferred tax liabilities	-	-

Net deferred tax asset	$52,727	$58,835

As part of the MFN and TFC Mergers, CPS acquired certain net operating losses and built-in loss assets. Moreover, both MFN and TFC have undergone an ownership change for purposes of Internal Revenue Code (“IRC”) Section 382. In general, IRC Section 382 imposes an annual limitation on the ability of a loss corporation (that is, a corporation with a net operating loss (“NOL”) carryforward, credit carryforward, or certain built-in losses (“BILs”)) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change.

In determining the possible future realization of deferred tax assets, we  have considered the taxes paid in the current and prior years that may be available to recapture, as well as future taxable income from the following sources: (a) reversal of taxable temporary differences; (b) future operations exclusive of reversing temporary differences; and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. During the year ended December 31, 2007, the Company determined that deferred tax assets totaling approximately $9.8 million, which were subject to a 100% valuation allowance at December 31, 2006, were permanently not available for future utilization. As a result, the deferred tax assets and the related valuation allowance were adjusted, with no effect on the net deferred tax assets recorded or to the provision for income taxes. At December 31, 2008 we have estimated a $1.0 million valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely.

As of December 31, 2008, we had net operating loss carryforwards for federal and state income tax purposes of $19.5 million and $91.8 million, respectively.  The federal net operating losses begin to expire in 2028. The state net operating losses begin to expire in 2013.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits including interest and penalties for the year:

	2008	2007
	(In thousands)
Unrecognized tax benefit - opening balance	$12,280	$11,612
Gross increases - tax positions in prior period	-	1,357
Gross decreases - tax positions in prior period	(1,764)	(965)
Gross increases - tax positions in current period	1,052	1,279
Settlements	-	(119)
Lapse of statute of limitations	(3,385)	(884)
Unrecognized tax benefit - ending balance	$8,183	$12,280

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Included in the balance of unrecognized tax benefits at December 31, 2008, are $14.9 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2008 are $1.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties of $0.2 million and gross interest of $0.2 million during 2008 and in total, as of December 31, 2008, have recognized a liability for penalties of $0.6 million and gross interest of $1.0 million.

We do not anticipate a significant change in unrecognized tax positions within the coming year.  In addition, we believe that it is reasonably possible that none of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2008 as a result of a lapse of the statute of limitations.

We are subject to taxation in the US and various states and foreign jurisdictions.  The Company’s tax years for 2001through 2007 are subject to examination by the tax authorities.  With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2001.

(11) Related Party Transactions

Loans to Officers to Exercise Certain Stock Options

During 2002, our Board of Directors approved a program under which officers of the Company were advanced amounts sufficient to enable them to exercise certain of their outstanding options. Such loans were available for a limited period of time, and available only to exercise previously repriced options. The loans accrued interest at a rate of 5.50% per annum, and were due in 2007. At December 31, 2007 there was $383,000 outstanding related to three such loans.  Such amounts were recorded as contra-equity within common stock in the Shareholders’ Equity section of our Consolidated Balance Sheet. Two of the loans were paid off during 2008 with cash. The third loan was paid off on August 5, 2008 through a transfer of 210,000 shares of company stock. This is reported in the consolidated statement of shareholders equity in “Purchase of common stock”. At December 31, 2008 all loans have been repaid and there are no amounts outstanding.

Director Purchase of Retail Note

In December 2007, one of our directors purchased a $4 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public.  The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. As of December 31, 2008, $4 million remains outstanding on this note.

(12) Commitments and Contingencies

Leases

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2016. Future minimum lease payments at December 31, 2008, under these leases are due during the years ended December 31 as follows:

Amount
(In thousands)
2009	$3,985
2010	3,875
2011	3,568
2012	3,496
2013	3,232
Thereafter	7,615
Total minimum lease payments	$25,771

Rent expense for the years ended December 31, 2008, 2007 and 2006, was $4.2 million, $4.0 million, and $3.9 million, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our facility leases contain certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the terms of the leases.

During 2007 and 2006, we received $113,000 and $194,000, respectively, of sublease income, which is included in occupancy expense. We did not receive any sublease income in 2008.

Litigation

Stanwich Litigation. CPS was for some time a defendant in a class action (the “Stanwich Case”) brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the “Settlement Payments”) pursuant to earlier settlements of claims, generally personal injury claims, against unrelated defendants. Stanwich Financial Services Corp. (“Stanwich”), an affiliate of the former chairman of the board of directors of CPS, is the entity that was obligated to pay the Settlement Payments. Stanwich defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal bankruptcy court in Connecticut. By February 2005, CPS had settled all claims brought against it in the Stanwich Case.

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

Other Litigation.

The Company has recorded a liability as of December 31, 2008 that it believes represents a sufficient allowance for legal contingencies. Any adverse judgment against the Company, if in an amount materially in excess of the recorded liability, could have a material adverse effect on the financial position of the Company.  The Company is involved in various other legal matters arising in the normal course of business. Management believes that any liability as a result of those matters would not have a material effect on the Company’s financial position.

(13) Employee Benefits

The Company sponsors a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). We may, at our discretion, match 100% of employees’ contributions up to $1,500 per employee per calendar year. Our contributions to the 401(k) Plan were $672,000, $674,000 and $520,000 for the year ended December 31, 2008, 2007 and 2006, respectively.

We also sponsor the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen June 30, 2001.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 was adopted by the Company in the fourth quarter of 2006. The adoption did not have a significant effect on our financial position or results of operations. The disclosure requirements of this standard are included herein.

The following tables set forth the plan’s benefit obligations, fair value of plan assets, and amounts recognized at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$14,969	$15,456
Service cost	-	-
Interest cost	930	881
Actuarial gain (loss)	837	(723)
Benefits paid	(651)	(645)
Projected benefit obligation, end of year	$16,085	$14,969

The accumulated benefit obligation for the plan was $16.1 million and $15.0 million at December 31, 2008 and 2007, respectively.

	December 31,
Change in Plan Assets	2008	2007
Fair value of plan assets, beginning of year	$14,643	$15,696
Return on assets	(5,418)	(543)
Employer contribution	-	200
Expenses	(59)	(65)
Benefits paid	(651)	(645)
Fair value of plan assets, end of year	$8,515	$14,643

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2008 and 2007 were as follows:

	December, 31
	2008	2007
Weighted average assumptions used to determine benefit obligations
Discount rate	6.00%	6.45%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.45%	5.88%
Expected return on plan assets	8.50%	8.50%

Our overall expected long-term rate of return on assets is 8.50% per annum as of December 31, 2008. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2008	2007
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$-	$-
Other liabilities	(7,570)	(326)
Net amount recognized	$(7,570)	$(326)

Amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$11,347	$3,964
Unrecognized transition asset	-	-
Net amount recognized	$11,347	$3,964

Components of net periodic benefit cost
Interest Cost	$930	$881
Expected return on assets	(1,222)	(1,312)
Amortization of transition asset	-	-
Amortization of net loss	153	71
Net periodic benefit cost	$(139)	$(360)

Benefit Obligation Recognized in Other Comprehensive Income
Net loss (gain)	$7,383	$1,126
Prior service cost (credit)	-	-
Amortization of prior service cost	-	-
Net amount recognized in other comprehensive income	$7,383	$1,126

The weighted average asset allocation of our pension benefits at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	71%	77%
Debt securities	28%	23%
Cash and cash equivalents	1%	0%
Total	100%	100%

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

Expected Benefit Payouts (In thousands)
2009	$564
2010	583
2011	663
2012	698
2013	757
Years 2014 - 2018	4,584

Anticipated Contributions in 2009	$-

 (14) Fair Value of Financial Instruments

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2008 and 2007, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2008 and 2007, were as follows:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
Financial Instrument	Value	Value	Value	Value
	(In thousands)
Cash and cash equivalents	$22,084	$22,084	$20,880	$20,880
Restricted cash and equivalents	153,479	153,479	170,341	170,341
Finance receivables, net	1,339,307	1,312,148	1,967,866	1,967,866
Residual interest in securitizations	3,582	3,582	2,274	2,274
Accrued interest receivable	14,903	14,903	24,099	24,099
Warehouse lines of credit	9,919	9,919	235,925	235,925
Notes payable	-	-	-	-
Accrued interest payable	5,605	5,605	6,740	6,740
Residual interest financing	67,300	67,300	70,000	70,000
Securitization trust debt	1,404,211	1,378,271	1,798,302	1,786,263
Senior secured debt	20,105	20,105	-	-
Subordinated renewable notes	25,721	25,721	28,134	28,134

Cash, Cash Equivalents and Restricted Cash

The carrying value equals fair value.

Finance Receivables, net

The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar receivables could be originated.

Residual Interest in Securitizations

The fair value is estimated by discounting future cash flows using credit and discount rates that we believe reflect the estimated credit, interest rate and prepayment risks associated with similar types of instruments.

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

 (15) Liquidity

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

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. At December 31, 2007, we had $425 million in warehouse credit capacity, in the form of two $200 million senior facilities, and one $25 million subordinated facility.  One $200 million facility provided funding for automobile contracts purchased under the TFC programs while both warehouse facilities provided funding for automobile contracts purchased under the CPS programs. The subordinated facility was established on January 12, 2007 and expired by its terms in April 2008.

The first of two warehouse facilities mentioned above was provided by an affiliate of Bear, Stearns and was structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expired on November 6, 2008.  On November 8, 2006 the facility was increased from $150 million to $200 million and the maximum advance rate was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. On January 12, 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%.  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations.  Senior notes under this facility accrued interest at a rate of one-month LIBOR plus 2.50% per annum while the subordinated notes accrued interest at a rate of one-month LIBOR plus 5.50% per annum.

The second of two warehouse facilities was provided by an affiliate of UBS AG and was similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC.  This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs.  The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants.  On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants. In February 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%.  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields for bonds issued in our term securitizations.  Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 9.85% per annum.  The facility was amended in December 2008 which eliminated future advances and provided for repayment of the notes from proceeds collected on the underlying pledged receivables, plus certain future scheduled principal reductions until its maturity in September 2009. At December 31, 2008, $9.9 million was outstanding under this facility.

We securitized $509.0 million in auto contracts in two private placement transactions in 2008 as compared to $1,118.1 million of automobile contracts in four private placement transactions during 2007, and $957.7 million of automobile contracts in four private placement transactions in 2006.  All but one of these transactions were structured as secured financings and, therefore, resulted in no gain or loss on sale.  The September 2008 transaction was structured as a sale for financial accounting purposes and resulted in a loss on sale of $14.0 million.

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

Under the combination term and revolving residual credit facility, we have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions are met, of the Class A-2 note maturity from June 2009 to June 2010.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429 and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  As of December 31, 2008 the aggregate indebtedness under this facility was $67.3 million.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,564,324 shares of our common stock, at an exercise price of $2.4672 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 283,985 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.

The acquisition of automobile contracts for subsequent sale in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. Of those, the factor most subject to our control is the rate at which we purchase automobile contracts.

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of December 31, 2008, we had unrestricted cash of $22.1 million, no available capacity under any warehouse financing facilities and no immediate plans to complete a securitization.  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a merely nominal level, and, wherever appropriate, reducing our operating costs.  There can be no assurance that we will be able to obtain future warehouse financing or to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations.  While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and/or the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to us of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the insurers to require the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related trusts will continue to generate sufficient cash.   Moreover, most of our spread account balances are pledged as collateral to our residual interest financing.  As such, most of the current releases of cash from our securitization trusts are directed to pay the obligations of our residual interest financing.

Certain of our securitization transactions and our warehouse credit facility contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective insurance companies upon defined events of default, and, in some cases, at the will of the insurance company.  We have received waivers regarding the potential breach of certain such covenants relating to minimum net worth, financial loss in any one period and maintenance of active warehouse credit facilities.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of our outstanding securitization pools.  Although such rights have been waived, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements, such a termination could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the terminated agreements. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.