Form 10-K/A
period 2008-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2009-04-30
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A   Amendment No. 1
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Commission file number: 001-14116
CONSUMER PORTFOLIO SERVICES, INC.
(Exact name of registrant as specified in its charter)

California	33-0459135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19500 Jamboree Road, Irvine, CA	92612
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [   ]No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes [   ]No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                             Accelerated filer [   ]                                   Non-accelerated filer  [   ]                                           Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]No  [ X ]

The aggregate market value of the 16,412,115 shares of the registrant’s common stock held by non-affiliates as of the date of filling of this report, based upon the closing price of the registrant’s common stock of $1.47 per share reported by Nasdaq as of June 30, 2008, was approximately $24,125,809. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant’s Common Stock outstanding on April 23, 2009, was 18,812,709.

DOCUMENTS INCORPORATED BY REFERENCE          None

TABLE OF CONTENTS

PART III

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the executive officers of the registrant (the "Company" or "CPS") appears in Part I of this report as filed on March 31, 2009, and is incorporated herein by reference.

The names of the Company’s directors, their principal occupations, and certain other information regarding them are set forth below.

Name	Age	Position(s) with the Company
Charles E. Bradley, Jr.	49	President, Chief Executive Officer, and Chairman of the Board of Directors
Chris Adams	60	Director
E. Bruce Fredrikson	71	Director
Brian J. Rayhill	46	Director
William B. Roberts	71	Director
John C. Warner	61	Director
Gregory Washer	47	Director
Daniel S. Wood	50	Director

Charles E. Bradley, Jr. has been the President and a director of the Company since its formation in March 1991, and was elected Chairman of the Board of Directors in July 2001.  Mr. Bradley has been the Company's Chief Executive Officer since January 1992.  From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm.  From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm.

Chris A. Adams has been a director of the Company since August 2007.  Since 1982 he has been the owner and chief executive of Latrobe Pattern Company and K Castings Inc., which are firms engaged in the business of fabricating metal parts.

E. Bruce Fredrikson has been a director of the Company since March 2003.  He is a Professor of Finance, Emeritus, at Syracuse University's Martin J. Whitman School of Management, where he taught from 1966 to 2003.  Mr. Fredrikson has published numerous papers on accounting and finance topics.

Brian J. Rayhill has been a director of the Company since August 2007.  Mr. Rayhill has been a practicing attorney in New York State since 1988.

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

Gregory S. Washer has been a director of the Company since June 2007.  He has been the owner and president of Clean Fun Promotional Marketing LLC, a promotional marketing company, since its founding in 1986.

Daniel S. Wood has been a director of the Company since July 2001.  Mr. Wood was president of Carclo Technical Plastics, a manufacturer of custom injection moldings, until his retirement in April 2007.  He now serves as a consultant to that company.  Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo Technical Plastics.

The Board of Directors has established an Audit Committee, a Compensation and Stock Option Committee, and a Nominating Committee.  Each of these three committees operates under a written charter, adopted by the Board of Directors of the Company.  The charters are available on the Company’s website, www.consumerportfolio.com.  The Board of Directors has concluded that each member of these three committees (every director other than Mr. Bradley, the Company's chief executive officer), is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them have a material relationship with the Company that would impair their independence from management or otherwise compromise the ability to act as an independent director.

The members of the Audit Committee are E. Bruce Fredrikson (chairman), John C. Warner and Daniel S. Wood. The Audit Committee is empowered by the Board of Directors to review the financial books and records of the Company in consultation with the Company's accounting and auditing staff and its independent auditors and to review with the accounting staff and independent auditors any questions that may arise with respect to accounting and auditing policy and procedure.

The Board of Directors has further determined that Mr. Fredrikson has the qualifications and experience necessary to serve as an "audit committee financial expert" as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.  Such qualifications and experience are described above in this section.

The members of the Compensation and Stock Option Committee are Mr. Wood (chairman), William B. Roberts and Gregory S. Washer.  This Committee makes determinations as to general levels of compensation for all employees of the Company and the annual salary of each of the executive officers of the Company, and administers the Company's compensation plans.  Those plans include the Company's 1997 Long-Term Stock Incentive Plan, the Executive Management Bonus Plan, and the CPS 2006 Long-Term Equity Incentive Plan.

The members of the Nominating Committee are Brian J. Rayhill (chairman), Chris A. Adams and Mr. Fredrikson. Nominations for board positions are made on behalf of the Board of Directors by the nominating committee.  Because neither the Board of Directors nor its Nominating Committee has received recommendations from shareholders as to nominees, the Board of Directors and the Nominating Committee believe that it is and remains appropriate to operate without a formal policy with regard to any director candidates who may in the future be recommended by shareholders.  The nominating committee would consider such recommendations.

When considering a potential nominee, the nominating committee considers the benefits to the Company of such nomination, based on the nominee's skills and experience related to managing a significant business, the willingness and ability of the nominee to serve, and the nominee's character and reputation.

Shareholders who wish to suggest individuals for possible future consideration for board positions, or to otherwise communicate with the Board of Directors, should direct written correspondence to the corporate secretary at the Company's principal executive offices, indicating whether the shareholder wishes to communicate with the nominating committee or with the Board of Directors as a whole.  The present policy of the Company is to forward all such correspondence to the designated members of the Board of Directors.  There have been no changes in the procedures regarding shareholder recommendations in the past year.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company.  Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2008 were timely filed.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers, which applies to the Company's chief executive officer, chief financial officer, controller and others.  A copy of the Code of Ethics may be obtained at no charge by written request to the Corporate Secretary at the Company's principal executive offices.

Meetings of the Board

The Board of Directors held seven meetings (including regular and special meetings) and acted twice by written consent during 2008.  The Audit Committee met six times during 2008, including at least one meeting per quarter to review the Company's financial statements, and acted one time by written consent, while the Compensation and Stock Option Committee met four times during 2008 and did not act by written consent.  The Nominating Committee met once during 2008 and did not act by written consent.  Each nominee attended at least 75% of the meetings of the Board of Directors and its committees that such individual was eligible to attend in 2008.  The Company does not have a policy of encouraging directors to attend or discouraging directors from attending its annual meetings of shareholders.  Other than Mr. Bradley, no directors attended last year’s annual meeting of shareholders.

Item 11. Executive Compensation

The following table summarizes all compensation earned during the three fiscal years ended December 31, 2008 and 2007 by the Company's chief executive officer and by the two other most highly compensated individuals (such three individuals, the "named executive officers") who were serving in such position or as executive officers at any time in 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total
Charles E. Bradley, Jr.	2008	$880,000	$1,056,000	$67,244	2,100	$2,005,344
President & Chief	2007	840,000	1,500,000	561,864	2,100	2,903,964
Executive Officer

Jeffrey P. Fritz	2008	317,000	170,000	33,622	2,100	522,722
Sr. Vice President – Accounting	2007	305,000	212,000	93,122	2,100	612,222
& Chief Financial Officer

Chris Terry	2008	319,000	182,000	33,622	2,100	536,722
Sr. Vice President –	2007	307,000	229,000	93,122	2,100	631,222
Servicing
(1)	Represents the dollar value of accrued for financial accounting purposes in connection with the grant of such options
(2)
Amounts in this column represent (a) any Company contributions to the Employee Savings Plan (401(k) Plan), and (b) premiums paid by the Company for group life insurance, as applicable to the named executive officers. Company contributions to the 401(k) Plan were $1500 per individual in 2007 and 2008.

The Company in the year ended December 31, 2008, did not grant any stock awards or stock appreciation rights to any of the named executive officers.  The Company granted options to substantially all of its management level employees on January 30, 2008.  The option grants noted in the above table were awarded to the named executive officers as part of that general grant.  The chief executive officer received an option to purchase up to 40,000 shares of the Company's common stock at the market closing price ($3.18 per share) on the date of grant, with such right to purchase to become exercisable in increments of 20% on each of the first through fifth anniversaries of the grant date, and to expire on the tenth anniversary.  Each of the other seven executive officers of the Company (including the named executive officers) received a grant on the same terms, with respect to up to 20,000 shares.

The salary and bonus of the named executive officers are determined by the Compensation Committee. The compensation appearing in the table above under the caption "bonus" is paid pursuant to an executive management bonus plan (the “EMB Plan”).   The EMB Plan is administered by the Compensation Committee. Among other things, the Compensation Committee selects participants in the EMB Plan from among the Company’s executive officers and determines the performance goals, target amounts and other terms and conditions of awards under the EMB Plan. With respect to officers other than the chief executive officer, determinations of base salary and of criteria relating to the EMB Plan are based in part on evaluations of such officers prepared by the chief executive officer, which are furnished to and discussed with the Compensation Committee.

The Company's officers do not participate in any pension or retirement plan, other than a tax-qualified defined contribution plan (commonly known as a 401(k) plan). Each of the named executive officers is employed "at will" by the Company, and none has an employment contract.  The Compensation Committee has considered entering into agreements with one or more of the Company's officers that might pay additional compensation following a change in control, and may authorize such agreement(s) in the future, but no such agreements are in place as of the date of this report.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth as of December 31, 2008 the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option.  Each option referred to in the table was granted under the Company's 1991 Stock Option Plan, 1997 Long-Term Incentive Plan or 2006 Long-Term Equity Incentive Plan, at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award.

	Number of shares underlying unexercised options (#) exercisable	Number of shares underlying unexercised options (#) unexercisable	Option exercise price ($/share)	Option expiration date
Charles E. Bradley, Jr.	11,100	0	$0.625	October 29, 2009
	250,000	0	1.75	September 21, 2010
	83,333	0	1.75	September 21, 2010
	83,333	0	2.50	January 17, 2011
	83,333	0	4.25	January 17, 2011
	185,000	0	1.50	July 23, 2012
	40,000	0	2.64	July 17, 2013
	240,000	0	4.00	April 26, 2014
	120,000	0	5.04	May 16, 2015
	40,000	0	6.00	December 30, 2015
	32,000	48,000	6.85	October 25, 2016
	48,000	32,000	6.91	February 27, 2017
	8,000	32,000	5.26	July 30, 2017
	0	40,000	3.18	January 30, 2018
Jeffrey P. Fritz	80,000	0	4.25	November 12, 2014
	80,000	0	5.04	May 16, 2015
	20,000	0	6.00	December 30, 2015
	16,000	24,000	6.85	October 25, 2016
	4,000	6,000	6.91	February 27, 2017
	4,000	16,000	5.26	July 30, 2007
	0	20,000	3.18	January 30, 2018
Chris Terry	5000	0	1.75	September 21, 2010
	5000	0	2.50	January 17, 2011
	5000	0	4.25	January 17, 2011
	27,500	0	1.50	July 23, 2012
	30,000	0	1.92	February 3, 2013
	20,000	0	2.64	July 17, 2013
	20,000	0	4.00	April 26, 2014
	20,000	0	5.04	May 16, 2015
	46,000	0	6.00	December 30, 2015
	16,000	24,000	6.85	October 25, 2016
	4,000	6,000	6.91	February 27, 2017
	4,000	16,000	5.26	July 30, 2017
	0	20,000	3.18	January 30, 2018

Director Compensation

The Company pays all non-employee directors a retainer of $3,000 per month, with an additional fee of $500 per month for service on a board committee ($1,000 for a committee chairman).  Non-employee directors also receive per diem fees of $1,000 for attendance in person at meetings of the board of directors, or $500 for attendance by telephone. No per diem fees are paid for attendance at committee meetings.  Pursuant to the Company's policy that is applicable to all of its non-employee members, the Board on January 30, 2008, issued options with respect to 10,000 shares to each non-employee director.  All such options are exercisable at $3.18 per share, the exercise price being the closing price on the date of grant. The following table summarizes compensation received by the Company’s directors for the year 2008:

Name of Director	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Charles E. Bradley, Jr. (3)	0	0	0
Chris A. Adams	$47,500	$8,161	$55,661
E. Bruce Fredrikson	$65,500	$8,161	$73,661
Brian J. Rayhill	$65,500	$8,161	$73,661
William B. Roberts	$52,500	$8,161	$60,661
John C. Warner	$52,500	$8,161	$60,661
Gregory S. Washer	$59,000	$8,161	$67,161
Daniel S. Wood	$71,500	$8,161	$79,661

(1)  This column reports the amount of cash compensation earned in 2008 for Board and committee service.
(2)  This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to the directors in 2008.  The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R.  The weighted average fair value per option was $0.82, based on assumptions of 2.0 years expected life, expected volatility of 43%, expected dividend yield of 0.0%, and a risk-free rate of 2.48%.  In addition to the stock option awards granted in 2008, the several directors held at December 31, 2008 option awards granted in previous years, for totals as follows: Mr. Bradley, 14 awards; Mr. Adams, two; Mr. Fredrikson, seven; Mr. Rayhill, four; Mr. Roberts, three; Mr. Warner, seven; Mr. Washer, three; and Mr. Wood, seven.
(3)  Mr. Bradley's compensation as chief executive officer of the Company is described elsewhere in this report.  He received no additional compensation for service on the Company's Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The table below sets forth the number and percentage of shares of the Company’s Common Stock (its only class of voting securities) owned beneficially as of the April 20, 2009, by (i) each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or named executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons.  Except as otherwise noted, each person named in the table has a mailing address at 19500 Jamboree Road, Irvine, CA 92612.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Charles E. Bradley, Jr.	2,650,408		14.1%
Chris A. Adams	54,000		*
E. Bruce Fredrikson	110,000		*
Brian J. Rayhill	115,000		*
William B. Roberts	939,107		5.0%
John C. Warner	105,000		*
Gregory S. Washer	127,550		*
Daniel S. Wood	137,000		*
Jeffrey P. Fritz	208,000		1.1%
Chris Terry	249,041		1.3%
All directors and executive officers combined (15 persons)	5,822,094	(2)
Citigroup Financial Products Inc., 388 Greenwich Street, New York, NY 10013	2,508,113	(3)	13.3%
Levine Leichtman Capital Partners IV, L.P., 335 N. Maple Drive, Suite 240, Beverly Hills, CA 90210	3,073,309	(4)	16.3%
Millenco LLC, 666 Fifth Ave., New York, NY 10103	1,469,618	(5)	7.8%
Dimensional Fund Advisors LP, 1299 Ocean Ave., Santa Monica, CA 90401	1,102,850	(6)	5.9%
Whitebox Advisors LLC, 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416	1,137,957	(7)	6.0%

*           Less than 1.0%
(1)
Includes certain shares that may be acquired within 60 days after April 20, 2009 from the Company upon exercise of options, as follows:  Mr. Bradley, 1,232,099 shares; Mr. Adams, 40,000 shares; Mr. Fredrikson, 90,000 shares; Mr. Rayhill, 95,000 shares; Mr. Roberts, 45,000 shares; Mr. Warner, 105,000 shares; Mr. Washer, 55,000 shares; Mr. Wood, 85,000 shares; Mr. Fritz, 208,000 shares; and Mr. Terry, 206,500 shares.  The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company's Employee 401(k) Plan (the "401(k) Plan").  The 401(k) Plan provides an option for all participating employees to purchase stock in the Company indirectly by buying units in a mutual fund.  Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.

(2)	Includes 2,940,099 shares that may be acquired within 60 days after April 20, 2009, upon exercise of options and conversion of convertible securities.
(3)	Based on a report on Schedule 13G filed by Citigroup Financial Products Inc. on February 9, 2009.
(4)	Based on a report on Schedule 13D filed by Levine Leichtman Capital Partners IV, L.P. on September 26, 2008.
(5)	Based on a report on Schedule 13G filed by Millenco LLC on February 12, 2009.
(6)	Based on a report on Schedule 13G filed by Dimensional Fund Advisors LP on February 9, 2009.
(7)	Based on a report on Schedule 13G filed by Whitebox Advisors LLC on February 17, 2009.

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2006 Long-Term Equity Incentive Plan, as of December 31, 2008.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (excluding securities
Plan Category	Outstanding Options	Outstanding Options	reflected in first column)
Plans approved by stockholders	6,319,999	$4.35	2,435,000
Plans not approved by stockholders	None	N/A	N/A
Total	6,319,999	$4.35	2,435,000

Audit Committee Report

The Audit Committee reviews the Company's financial reporting process on behalf of the Board and meets at least once per quarter to review the Company’s financial statements.  The Audit Committee acts pursuant to a written charter adopted by the Board of Directors.  Management has the primary responsibility for the financial statements and the reporting process.  The Company's independent auditors are responsible for expressing an opinion on the conformity of the Company's audited financial statements to accounting principles generally accepted in the United States of America.

In this context, the Audit Committee reviewed and discussed with management and the independent auditors the audited financial statements for the year ended December 31, 2008 (the "Audited Financial Statements").  The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).  In addition, the Audit Committee has received from the independent auditors the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed with them their independence from the Company.  Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission.

The Audit Committee members do not serve as professional accountants or auditors and their functions are not intended to duplicate or to certify the activities of management and the independent auditors.  The Committee serves a board-level oversight role where it receives information from, consults with, and provides its views and directions to, management and the independent auditors on the basis of the information it receives and the experience of its members in business, financial and accounting matters.  Pursuant to the terms of its charter, the Audit Committee approves the engagement of auditing services and permitted non-audit services including the related fees and general terms.  Mr. Fredrikson, chairman of the Audit Committee, is considered by the Board of Directors to have the qualifications and experience necessary to serve as an "audit committee financial expert."

THE AUDIT COMMITTEE

E. Bruce Fredrikson (chairman)
John C. Warner
Daniel S. Wood

Item 13. Certain Relationships and Related Transactions

Citigroup.  On July 10, 2008, the Company and its wholly owned subsidiary Folio Funding II, LLC, as borrower, agreed with Citigroup Financial Products, Inc. (“CGFP”) to amend and restate the agreements governing a pre-existing revolving residual credit facility. CGFP is the note purchaser and administrative agent of that credit facility.

 Under the original residual facility, the Company sold eligible residual interests in securitizations to the borrower, which in turn pledged the residuals as collateral for floating rate borrowings from the note purchaser. The amount available for borrowing was computed by the administrative agent using a valuation methodology of the residuals, and was subject to an overall maximum principal amount of $120 million. The indebtedness of the borrower was represented by (i) a $60 million Class A-1 Variable Funding Note, and (ii) a $60 million Class A-2 Term Note. The facility's revolving feature was to expire by its terms on July 10, 2008, and the Class A-1 Note was to be due at that time. The Class A-2 Note was to be due on July 10, 2009.

With the amendments to this facility, the Company prepaid a portion of the outstanding notes, reducing the outstanding principal balance to $70 million, and the notes were re-designated as (i) a $10 million Class A-1 Term Note, and (ii) a $60 million Class A-2 Term Note. Approximately $4 million of the principal prepayment represented the agreed value of a warrant to purchase (for nominal consideration) 2,500,000 shares of Company common stock, which warrant was issued to an affiliate of CGFP, and was subsequently transferred to CGFP. The Class A-1 Term Note and Class A-2 Term Note provide for minimum required levels of amortization, and are due in June 2009. However, the Company also received an option, if certain conditions are met, to extend the maturity for an additional year to June 2010.

The maximum principal amount of such indebtedness to CGFP during 2008 was $90 million.  During 2008, the Company paid $22.7 million of principal and $8,595,970 of interest on the debt, and has since paid additional principal to reduce the amount outstanding to $65.25 million as of March 31, 2009.  Interest on such indebtedness accrues at a floating rate, computed as 30-day LIBOR plus 10.875%.

On September 26, 2008, the Company sold approximately $198.7 million in adjusted principal amount of automobile purchase receivables to its wholly owned subsidiary CALT SPE, LLC, which then transferred those receivables to Auto Loan Trust, a Delaware statutory trust.  The purchase price was funded by Auto Loan Trust's issuance and sale of structured notes. An affiliate of CGFP purchased 95% of the notes, and the Company purchased the remaining 5%.

Levine Leichtman Capital Partners.  On June 30, 2008, the Company entered into a Securities Purchase Agreement and related agreements pursuant to which Levine Leichtman Capital Partners IV, L.P (“LLCP”) purchased a $10 million five-year note issued by the Company. The indebtedness to LLCP is secured by substantially all of the Company’s assets, though not by the assets of its special-purpose financing subsidiaries. Certain other subsidiaries (CPS Marketing, Inc., CPS Leasing, Inc., Mercury Finance Company LLC and TFC Enterprises LLC) have guarantied the Company’s obligations to LLCP.

In connection with the Securities Purchase Agreement, the Company paid to LLCP a closing fee of $1.1 million and issued to LLCP (i) 1,225,000 shares of the Company’s common stock, (ii) a warrant that represented the right to purchase, at the time of issuance, 275,000 shares of the Company’s common stock, at a nominal exercise price, and (iii) a warrant that represented the right to purchase, at the time of issuance, 1,500,000 shares of the Company’s common stock, at an exercise price of $2.573 per share.  The number of shares subject to each warrant and the exercise price of each warrant are subject to certain adjustments contained in the warrants.  Exercise of the warrants was contingent upon the Company’s obtaining the approval of its shareholders, which was obtained on September 16, 2008.

 Pursuant to the anti-dilution provisions of the LLCP warrants, the Company’s July 10 transactions with CGFP, described above, resulted in a change in the number of shares issuable upon exercise of the first warrant from 275,000 to 283,985, and upon exercise of the second LLCP warrant from 1,500,000 to 1,564,324.  The exercise price of the second LLCP warrant was also adjusted, from $2.573 per share to $2.4672 per share.

Under the Securities Purchase Agreement, subject to the satisfaction of certain terms and conditions, LLCP also agreed to purchase an additional $15 million note to be issued by the Company. That obligation was subject to a number of conditions being satisfied, including, without limitation, a successful amendment and restatement of the Company’s indebtedness to CGFP, described above. Those conditions were satisfied and the additional note was issued on July 10, 2008. The additional note has substantially the same terms as the $10 million note.

In connection with the Securities Purchase Agreement, the Company entered into an Investor Rights Agreement with LLCP that granted LLCP certain monitoring and other rights, including the right to cause an individual designated by LLCP to be nominated and elected to the Company’s board of directors.  In addition, the Investor Rights Agreement granted to LLCP rights of first refusal with respect to future issuances of equity securities by the Company and contains restrictions on the Company’s ability (and the ability of the Company’s subsidiaries) to issue equity securities.

The maximum principal amount of indebtedness to LLCP during 2008 was $25 million.  During 2008, the Company paid no principal and $2,533,000 of interest on the debt.  As of March 31, 2009, the principal amount owed remains $25 million.  Interest on such indebtedness accrues at a fixed rate of 16% per year.

Affiliates of LLCP have purchased other senior secured debt securities from the Company, and have held as much as 4.5 million shares of the Company's common stock, at various times prior to the transactions described above. No such debt securities had been outstanding since July 2007, and no such shares had been held since December 2007. LLCP or its affiliates may in the future provide the Company with financial advisory or other services, for which it or they may receive compensation in such amounts and forms as may be determined by negotiation.

CPS Leasing. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL").  The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the chief executive officer and chairman of the board of directors of the Company.  CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term.   The Company financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit.  The aggregate amount of advances made by the Company to CPSL as of December 31, 2008, is approximately $474,000.

Employee Indebtedness. To assist certain officers in exercising stock options, the Company or a subsidiary lent to such officers the exercise price of options such officers exercised in May and July 2002.  The loans accrued interest at 5.50% per annum, which compounded annually.  The entire principal and accrued interest was due in July 2007.  The chief executive officer (Mr. Bradley), one executive officer (Mr. Terry), and four officers other than executive officers borrowed money on those terms.  One of the other officers (Teri L. Clements) was promoted to an executive officer position in April 2007.  At December 31, 2007 there was $383,000 outstanding related to three such loans.  Two of the loans were repaid during 2008 with cash.  The third was repaid on August 5, 2008 by surrender to the Company of 210,000 shares of Company common stock.  At December 31, 2008, all such loans have been repaid.  Pursuant to the Sarbanes-Oxley Act of 2002, the Company has ceased providing any loans to its executive officers.

Public Offering of Subordinated Notes. The Company is engaged in an ongoing offering to the public of subordinated notes. Director William Roberts on December 3, 2007 purchased $4,000,000 of three-year notes directly from the Company in that offering.  The Company in 2008 paid interest of $601,513 on such notes, in accordance with their terms. The interest rate on such notes of 14.91% per annum, and the yield paid to the noteholder is computed by compounding that rate on a daily basis. The rate was determined by negotiation, and is consistent with rates then available to other purchasers in the offering.

Policy on Related Party Transactions. The agreements and transactions described above, other than those described  under the captions “Citigroup” and “Levine Leichtman Capital Partners,” were entered into by the Company with parties who personally benefited from such transactions and who had a control or fiduciary relationship with the Company.  It is the Company's policy that any such transactions with persons having a control or fiduciary relationship with the Company may take place only if approved by the Audit Committee or by the members of the Company's Board of Directors who are disinterested with respect to the transaction, and independent in accordance with the standards for director independence prescribed by Nasdaq.  Such policy is maintained in writing in the charter of the Audit Committee.  The agreements and transactions above were reviewed and approved by the members of the Company's Board of Directors who are disinterested with respect to the transaction, except that the subordinated notes transaction was reviewed and approved by the Audit Committee.  The Company has determined that each of its nonemployee directors (Messrs. Adams, Fredrikson, Rayhill, Roberts, Warner, Washer and Wood, of whom Messrs. Fredrikson, Warner and Wood compose the Audit Committee) is independent in accordance with Nasdaq standards.

Item 14.  Principal Accountant Fees and Services

 The Audit Committee of the Board of Directors has appointed the accounting firm of Crowe Horwath, LLP ("Crowe") to be the Company's independent auditors for the year ending December 31, 2009.  Crowe also performed the audit of the Company's financial statements for the year ended December 31, 2008. The Company retained Crowe for that purpose on February 6, 2009. The former principal accountant, McGladrey & Pullen LLP (“McGladrey”), had served as the Company's principal accountant since October 21, 2004, and performed certain attestation services for the Company during the year ended December 31, 2008, notably the review of the financial statements included in the Company's three quarterly reports on Form 10-Q filed in 2008.

Information relating to the fees billed by those firms to the Company appears below.

Audit Fees

The aggregate fees billed by Crowe for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2008 were $625,000.

The aggregate fees billed by McGladrey for professional services rendered as part of or for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2008 and 2007, for the review of the financial statements included in the Company's quarterly reports on Form 10-Q filed in 2008 and 2007, and for services that are normally provided by the auditor in connection with statutory or regulatory filings or engagements in those two years were $325,000 and $971,000, respectively.  It should be noted that McGladrey, though not retained to perform the audit of the Company's annual financial statements for the year ended December 31, 2008, did perform quarterly review of the financial statements included in the Company's three quarterly reports on Form 10-Q filed in 2008.

Audit-Related Fees

Crowe performed for the Company no audit-related services in the fiscal years ended December 31, 2008 and 2007.

The aggregate fees billed by McGladrey for audit-related services for the fiscal years ended December 31, 2008 and 2007 were $52,550 and $316,000, respectively.  These professional services were rendered in conjunction with the Company's securitization and financing transactions, and consultations concerning financial accounting and reporting standards.

Tax Fees

Crowe performed for the Company no tax services in the fiscal years ended December 31, 2008 and 2007.

The aggregate fees billed by McGladrey for tax services in the fiscal years ended December 31, 2008 and 2007 were $600,790 and $570,000, respectively.  Tax services provided by McGladrey consisted of preparation of various state and federal income tax returns for the Company and its subsidiaries.

All Other Fees

No other fees were billed by Crowe or McGladrey in the fiscal years ended December 31, 2008 and December 31, 2007.

Audit Committee Supervision of Principal Accountant

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors.  Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization.  The Audit Committee has delegated to its chairman and its vice-chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2008 and December 31, 2007, all services for which audit fees or audit related fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

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

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
April 30, 2009	By:	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Sr. Vice President