Form 10-Q
period 2009-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2009-05-15
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number: 1-11416

CONSUMER PORTFOLIO SERVICES, INC.
(Exact name of registrant as specified in its charter)

California	33-0459135
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19500 Jamboree Road, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, Including Area Code: (949) 753-6800

Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]    Accelerated Filer [   ]
Non-Accelerated Filer [   ]   Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]  No [X]

As of May 5, 2009 the registrant had 18,776,987 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended March 31, 2009

Item 1. Financial Statements
CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$20,766	$22,084
Restricted cash and equivalents	151,668	153,479

Finance receivables	1,260,032	1,417,343
Less: Allowance for finance credit losses	(52,641)	(78,036)
Finance receivables, net	1,207,391	1,339,307

Residual interest in securitizations	3,966	3,582
Furniture and equipment, net	1,750	1,404
Deferred financing costs	7,193	8,954
Deferred tax assets, net	52,727	52,727
Accrued interest receivable	12,334	14,903
Other assets	36,412	42,367
	$1,494,207	$1,638,807

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$21,712	$21,702
Warehouse lines of credit	7,519	9,919
Residual interest financing	65,250	67,300
Securitization trust debt	1,265,353	1,404,211
Senior secured debt, related party	20,376	20,105
Subordinated renewable notes	24,479	25,721
	1,404,689	1,548,958
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized
75,000,000 shares; 18,866,099 and 19,110,077
shares issued and outstanding at March 31, 2009 and
December 31, 2008, respectively	54,880	54,702
Additional paid in capital, warrants	7,471	7,471
Retained earnings	34,194	34,703
Accumulated other comprehensive loss	(7,027)	(7,027)
	89,518	89,849
	$1,494,207	$1,638,807

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSILDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2009	2008
Revenues:
Interest income	$61,179	$99,362
Servicing fees	1,029	428
Other income	3,842	3,511
	66,050	103,301

Expenses:
Employee costs	9,263	13,482
General and administrative	6,611	7,346
Interest	32,131	39,034
Provision for credit losses	16,089	34,909
Marketing	1,172	3,621
Occupancy	1,145	996
Depreciation and amortization	148	139
	66,559	99,527
Income (loss) before income tax expense (benefit)	(509)	3,774
Income tax expense (benefit)	-	1,660
Net income (loss)	$(509)	$2,114

Earnings (loss) per share:
Basic	$(0.03)	$0.11
Diluted	$(0.03)	$0.11

Number of shares used in computing
earnings (loss) per share:
Basic	19,005	19,297
Diluted	19,005	19,973

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(509)	$2,114
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on residual asset	(500)	(40)
Amortization of deferred acquisition fees	(2,222)	(4,304)
Amortization of discount on securitization notes	3,484	1,661
Amortization of discount on senior secured debt, related party	271	-
Depreciation and amortization	148	139
Amortization of deferred financing costs	1,772	2,478
Provision for credit losses	16,089	34,909
Stock-based compensation expense	302	342
Interest income on residual assets	(625)	(197)
Changes in assets and liabilities:
Accrued interest receivable	2,569	2,699
Other assets	6,695	(1,226)
Tax assets	-	(10)
Accounts payable and accrued expenses	10	(2,563)
Tax liabilities	-	1,326
Net cash provided by operating activities	27,484	37,328

Cash flows from investing activities:
Purchases of finance receivables held for investment	(1,096)	(176,090)
Proceeds received on finance receivables held for investment	119,145	181,458
Increases (decreases) in restricted cash and equivalents	1,811	(6,306)
Purchase of furniture and equipment	(494)	(143)
Net cash provided by (used in) investing activities	119,366	(1,081)

Cash flows from financing activities:
Proceeds from issuance of subordinated renewable notes	715	1,457
Payments on subordinated renewable notes	(1,956)	(1,186)
Net proceeds from (repayments to) warehouse lines of credit	(2,400)	132,030
Proceeds from (repayments of) residual interest financing debt	(2,050)	20,000
Repayment of securitization trust debt	(142,342)	(189,313)
Payment of financing costs	(11)	(163)
Repurchase of common stock	(124)	(1,519)
Exercise of options and warrants	-	75
Net cash provided by (used in) financing activities	(148,168)	(38,619)
Decrease in cash and cash equivalents	(1,318)	(2,372)
Cash and cash equivalents at beginning of period	22,084	20,880
Cash and cash equivalents at end of period	$20,766	$18,508

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,194	$34,886
Income taxes	$56	$344

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim period presented. All such adjustments are, in the opinion of management, of a normal recurring nature.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Other Income

Other income consists primarily of gains recognized on our residual interest in securitizations, recoveries on previously charged off contracts, convenience fees charged to obligors for certain types of payment transaction methods and fees paid to us by dealers for certain direct mail services we provide.  The gain recognized related to the residual interest was $500,000 and $40,000 for the three months ended March 31, 2009 and 2008, respectively. The recoveries on the charged-off contracts relate to contracts from previously unconsolidated trusts were $460,000 and $640,000 for the three months ended March 31, 2009 and 2008, respectively. The

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

convenience fees charged to obligors, which can be expected to increase or decrease in conjunction with increases or decreases in our managed portfolio, were $1.6 million and $1.5 million for the same periods, respectively. The direct mail revenues were $1.0 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”).

For the three months ended March 31, 2009 and 2008, we recorded stock-based compensation costs in the amount of $302,000 and $342,000, respectively.  As of March 31, 2009, unrecognized stock-based compensation costs to be recognized over future periods equaled $3.9 million. This amount will be recognized as expense over a weighted-average period of 3.0 years.

The following represents stock option activity for the three months ended March 31, 2009:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,320	$4.35	N/A
Granted	-	-	N/A
Exercised	-	-	N/A
Forfeited	(108)	3.51	N/A
Options outstanding at the end of period	6,212	$4.37	5.87 years

Options exercisable at the end of period	4,694	$4.01	5.13 years

At March 31, 2009, the aggregate intrinsic value of in-the-money options outstanding and exercisable was zero. The total intrinsic value of options exercised was $28,000 for the three months ended March 31, 2008. New shares were issued for all options exercised during the three-month periods ended March 31, 2008. There were no options exercised for the three months ended March 31, 2009.  There were 2.4 million shares available for future stock option grants under existing plans as of March 31, 2009.

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
March 30,
2008
Risk-free interest rate	3.22%
Expected term, in years	6.0
Expected volatility	48.92%
Dividend yield	0%

CONSUMER PORTFOLIO SERVICES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Purchases of Company Stock

During the three-month periods ended March 31, 2009 and 2008, we purchased 244,678 and 514,238 shares, respectively, of our common stock, at average prices of $0.51 and $2.95, respectively.

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

In September 2008 we sold automobile contracts in a securitization that was structured as a sale.  In that sale, we retained certain assets that are measured at fair value.  Following is a description of the valuation methodologies used for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained total $8.5 million of notes and are classified as level 2 because there were similar assets sold in the transaction. We used the price at which those similar notes were sold to value the securities retained.  The residual interest in the cash flows totals $2.5 million and is classified as level 3. We determined the value of that residual interest using a discounted cash flow model that included estimates for prepayments and losses.  We used a discount rate of 33% per annum. The assumptions we used were based on historical performance of automobile contracts we had originated and serviced in the past, adjusted for current market conditions. In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  Effective January 1, 2008, the standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.   The Company did not elect the fair value option on any of its financial assets or liabilities on January 1, 2008.

Repossessed vehicle inventory is measured at fair value using Level III assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2009, the loans related to the repossessed vehicles in inventory totaled $44.0 million and a valuation adjustment was provided totaling $31.1 million, resulting in an estimated fair value and carrying amount of $12.9 million.

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

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  As of March 31, 2009, we have no available warehouse credit facilities and no immediate plans to complete a term securitization.  The adverse changes that have taken place in the market have caused us to seek to conserve liquidity by reducing our purchases of automobile contracts to nominal levels. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

Current economic conditions have negatively affected many aspects of our industry.  First, as stated above, there is reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables.  Second, lenders who previously provided short-term warehouse financing for sub-prime automobile finance companies such as ours are reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, the broad economic weakness and increasing unemployment has made many of the obligors under our receivables less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective insurance companies upon defined events of default, and, in some cases, at the will of the insurance company.  We have received waivers regarding the potential breach of certain such covenants relating to minimum net worth and maintenance of active warehouse credit facilities.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of our outstanding securitization pools.  Although such rights have been waived, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

an insurance company in the future to exercise its option to terminate such agreements, such a termination could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the terminated agreements. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

 (2) Finance Receivables

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

	March 31,	December 31,
	2009	2008
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$1,270,776	$1,430,227
Less: Unearned acquisition fees and originations costs	(10,744)	(12,884)
Finance Receivables	$1,260,032	$1,417,343

The following table presents a summary of the activity for the allowance for credit losses for the three-month periods ended March 31, 2009 and 2008:

	March 31,	March 31,
	2009	2008
	(In thousands)

Balance at beginning of period	$78,036	$100,138
Provision for credit losses on finance receivables	16,089	34,909
Charge offs	(49,487)	(48,708)
Recoveries	8,003	8,494
Balance at end of period	$52,641	$94,833

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

	March 31,	December 31,
	2009	2008
	(In thousands)
Gross balance of repossessions in inventory	$43,993	$47,452
Adjustment for losses on repossessed inventory	(31,107)	(32,690)
Net repossessed inventory included in other assets	$12,886	$14,762

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2009	Principal	2009	2008	2009
	(Dollars in thousands)
CPS 2003-C	March 2010	$-	$87,500	$-	$1,023	-
CPS 2003-D	October 2010	916	75,000	986	1,704	3.91%
CPS 2004-A	October 2010	1,768	82,094	2,059	3,277	4.32%
CPS 2004-B	February 2011	4,112	96,369	4,444	6,192	4.17%
CPS 2004-C	April 2011	5,959	100,000	6,332	8,223	4.24%
CPS 2004-D	December 2011	9,593	120,000	9,846	12,395	4.44%
CPS 2005-A	October 2011	14,962	137,500	14,444	17,586	5.30%
CPS 2005-B	February 2012	19,517	130,625	18,681	21,991	4.67%
CPS 2005-C	March 2012	34,722	183,300	33,686	39,478	5.13%
CPS 2005-TFC	July 2012	10,194	72,525	10,215	12,333	5.76%
CPS 2005-D	July 2012	31,498	145,000	31,619	36,548	5.71%
CPS 2006-A	November 2012	64,396	245,000	64,270	73,257	5.33%
CPS 2006-B	January 2013	81,643	257,500	82,123	92,106	6.38%
CPS 2006-C	June 2013	90,677	247,500	91,535	101,716	5.66%
CPS 2006-D	August 2013	95,964	220,000	95,896	105,687	5.59%
CPS 2007-A	November 2013	147,190	290,000	145,378	160,122	5.54%
CPS 2007-TFC	December 2013	44,819	113,293	45,264	51,115	5.81%
CPS 2007-B	January 2014	181,083	314,999	179,458	195,800	6.03%
CPS 2007-C	May 2014	210,680	327,499	209,779	228,478	6.10%
CPS 2008-A	October 1, 2014	233,573	310,359	219,338	235,180	6.88%

		$1,283,266	$3,556,063	$1,265,353	$1,404,211

_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $476.4 million in 2009, $435.9 million in 2010, $242.0 million in 2011, $94.7 million in 2012 and $16.2 million in 2013.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $1.1 billion, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses.  In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility.  We have received waivers regarding the potential breach of certain such covenants relating to minimum net worth and maintenance of active warehouse credit facilities.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATMENTS

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of March 31, 2009, restricted cash under the various agreements totaled approximately $151.7 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Interest Income

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Interest on Finance Receivables	$60,535	$97,742
Residual interest income	314	197
Other interest income	330	1,423
Net interest income	$61,179	$99,362

(5) Earnings (Loss) Per Share

Earnings (loss) per share for the three-month periods ended March 31, 2009 and 2008 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Weighted average number of common shares outstanding during	19,005	19,297
the period used to compute basic earnings (loss) per share
		676
Incremental common shares attributable to exercise of	-	676
outstanding options and warrants
Weighted average number of common shares used to compute
diluted earnings (loss) per share	19,005	19,973

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings (loss) per share calculation for the three-month period ended March 31, 2009 would have included an additional 2.8 million shares attributable to the exercise of outstanding options and warrants.

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

We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48 on January 1, 2007, we recognized approximately $230,000 for interest and penalties, which is included as a component of the $11.6 million gross unrecognized tax benefits noted above. During the three months ended March 31, 2009, we recognized $53,000 of potential interest and penalties, net of a reversal of interest and penalties previously accrued relating to periods no longer subject to examination by taxing authorities. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2009.

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely. Our net deferred tax asset of $52.7 million as of March 31, 2009 is net of a valuation allowance of $1.0 million.

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
We had reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action. Under the agreement in principle, we were to pay the bankruptcy estate $625,000 and abandon our claims against the estate, while the estate would abandon its adversary action against Mr. Pardee. The bankruptcy court has rejected that proposed settlement, the representative of creditors has appealed that rejection, and the appeal was denied on April 8, 2009.  There can be no assurance as to the ultimate outcome of these matters.
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

We have recorded a liability as of March 31, 2009 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

 (8) Employee Benefits

We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month periods ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-
Interest Cost	237	237
Expected return on assets	(175)	(305)
Amortization of transition (asset)/obligation	-	-
Amortization of net (gain) / loss	169	41
Net periodic cost (benefit)	$231	$(27)

We did not make any contributions to the Plan during the three-month period ended March 31, 2009 and we do not anticipate making any contributions for the remainder of 2009.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTED TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income (loss)	$(509)	2,114
Minimum pension liability, net of tax	-	-
Comprehensive income (loss)	$(509)	$2,114

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2009, we have purchased a total of approximately $8.7 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions we made in 2002, 2003 and 2004.  Unlike recent prior years, our managed portfolio decreased from the previous year due to our strategy of decreasing contract purchases to conserve our liquidity in response to adverse economic conditions as discussed further below.  Our total managed portfolio, net of unearned interest on pre-computed automobile contracts, was approximately $1,488.4 million at March 31, 2009 compared to $2,092.1 million at March 31, 2008.

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

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  As of March 31, 2009, we have no available warehouse credit facilities and no immediate plans to complete a term securitization.  The adverse changes that have taken place in the market have caused us to seek to conserve liquidity by reducing our purchases of automobile contracts to nominal levels. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

Current economic conditions have negatively affected many aspects of our industry.  First, as stated above, there is reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables.  Second, lenders who previously provided short-term warehouse financing for sub-prime automobile finance companies such as ours are reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, the broad economic weakness and increasing unemployment has made many of the obligors under our receivables less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

Results of Operations

Comparison of Operating Results for the three-months ended March 31, 2009 with the three-months ended March 31, 2008

Revenues.  During the three months ended March 31, 2009, revenues were $66.0 million, a decrease of $37.3 million, or 36.1%, from the prior year revenue of $103.3 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended March 31, 2009 decreased $38.2 million, or 38.4%, to $61.2 million from $99.4 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $1.0 million in the three months ended March 31, 2009 increased $601,000, or 140.4%, from $428,000 in the prior year.  The increase in servicing fees is the result of our September 2008 securitization that was structured as a sale for financial accounting purposes and on which we earn a base servicing fee.  During 2008 we also earned base servicing fees on the SeaWest Third Party Portfolio, which has declined to an immaterial amount as of March 31, 2009.  As of March 31, 2009 and 2008, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	March 31, 2009		March 31, 2008
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$1,314.9	88.3%	$2,091.9	100.0%
Owned by Non-Consolidated Subsidiaries	173.4	11.7%	-	0.0%
Third Party Portfolio	0.1	0.0%	0.2	0.0%
Total	$1,488.4	100.0%	$2,092.1	100.0%

At March 31, 2009, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,488.4 million (this amount includes $173.4 million of automobile contracts on which we earn servicing fees, own 5.0% of the asset-backed notes issued by the related trust, and own a residual interest), compared to a managed portfolio with an outstanding principal balance of $2,092.1 million as of March 31, 2008. At March 31, 2009 and 2008, the managed portfolio composition was as follows:

	March 31, 2009		March 31, 2008
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$1,450.3	97.4%	$2,028.8	97.0%
TFC	37.9	2.6%	62.6	3.0%
MFN	-	0.0%	-	0.0%
SeaWest	0.1	0.0%	0.5	0.0%
Third Party Portfolio	0.1	0.0%	0.2	0.0%
Total	$1,488.4	100.0%	$2,092.1	100.0%

Other income increased by $331,000, or 9.4%, to $3.8 million in the three months ended March 31, 2009 from $3.5 million during the prior year.  Other income consists primarily of convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for training, potential customer targeting and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.

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

Total operating expenses were $66.6 million for the three months ended March 31, 2009, compared to $99.5 million for the prior year, a decrease of $33.0 million, or 33.1%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio.

Employee costs decreased by $4.2 million, or 31.3%, to $9.3 million during the three months ended March 31, 2009, representing 13.9% of total operating expenses, from $13.5 million for the prior year, or 13.5% of total operating expenses.  Since January 2008, we have reduced staff through attrition and other means as a result of the uncertainty in capital markets and the related limited access to financing for new purchases of automobile contracts.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables including expenses for facilities, credit services, telecommunications and marketing.  General and administrative expenses were $6.6 million, a decrease of 10.0%, compared to the previous year and represented 9.9% of total operating expenses.

Interest expense for the three months ended March 31, 2009 decreased $6.9 million, or 17.7%, to $32.1 million, compared to $39.0 million in the previous year. The decrease is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt decreased by $3.4 million in the three months ended March 31, 2009 compared to the prior year.  Interest expense on subordinated debt increased by $1.4 million as a result of our issuance in June 2008 and July 2008 of senior secured notes of $10.0 million $15.0 million, respectively.  Interest expense on warehouse debt decreased by $4.8 million for the three months ended March 31, 2009 compared to the prior year.  In the prior year period, we had access to two warehouse credit facilities totaling $400 million in financing capacity.  During such period we were actively purchasing new contracts and financing such purchases with these facilities that had, in the aggregate, an outstanding balance of $368.0 million.  As of March 31, 2009, our remaining warehouse facility has an outstanding balance of $7.5 million and has been amended to provide for no further advances.

As stated above, we have issued $25.0 million in new subordinated debt since June 2008.  In addition, in July 2008 we amended our existing residual financing indebtedness resulting in a higher interest rate.  As a result, we can expect that our interest expense on these components of debt will increase in future periods although such increases may be somewhat offset by decreases in our securitization trust and warehouse debt should our level of contract purchases and our portfolio of managed receivables continue to decline.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives who earn salary and commissions based on our volume of contract purchases and also based on sales of training programs, marketing leads, and direct mail products that we offer our dealers.  Marketing expenses decreased by $2.5 million, or 67.6%, to $1.2 million, compared to $3.6 million in the previous year, and represented 1.8% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the three months ended March 31, 2009 as compared to the prior year.  During the three months ended March 31, 2009, we purchased 83 automobile contracts aggregating $1.1 million, compared to 11,093 automobile contracts aggregating $176.1 million in the prior year.  The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Occupancy expenses increased by $149,000 or 14.9%, to $1.1 million compared to $996,000 in the previous year and represented 1.7% of total operating expenses.

Depreciation and amortization expenses increased $9,000, or 6.5%, to $148,000 from $139,000 in the previous year.

For the three months ended March 31, 2009, we recorded no tax provision or benefit.  As of March 31, 2009, our net deferred tax asset of $52.7 million is net of a valuation allowance of $1.0 million and consists of approximately $48.8 million of net U.S. federal deferred tax assets and $3.9 million of net state deferred tax assets.  The major components of the deferred tax asset are $27.4 million in net operating loss carryforwards and built in losses and $22.2 million in net deductions which have not yet been taken on a tax return.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. The table below documents the delinquency, repossession and net credit loss experience of all automobile contracts that we were servicing as of the respective dates shown. Credit experience for CPS, MFN (since the date of the MFN transaction), TFC (since the date of the TFC transaction) and SeaWest (since the date of the SeaWest transaction) is shown on a combined basis in the table below. While the broad economic weakness and increasing unemployment over the last year has resulted in higher delinquencies and net charge-offs, the increase in the percentage levels for 2009 is also partially attributable to the decrease in the size and the increase in the average age of our managed portfolio.

Delinquency Experience (1)
CPS, MFN, TFC and SeaWest Combined

	March 31, 2009		March 31, 2008		December 31, 2008
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
			(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	135,830	$1,489,024	168,346	$2,094,174	145,564	$1,665,036
Period of delinquency (2)
31-60 days	2,296	23,946	2,588	29,045	3,733	39,798
61-90 days	1,299	13,717	1,255	14,423	2,376	26,549
91+ days	1,473	15,763	1,453	17,624	2,424	27,243
Total delinquencies (2)	5,068	53,426	5,296	61,092	8,533	93,590
Amount in repossession (3)	4,299	46,740	3,563	39,789	4,262	49,357
Total delinquencies and amount in repossession (2)	9,367	$100,166	8,859	$100,881	12,795	$142,947

Delinquencies as a percentage of gross servicing
portfolio	3.7%	3.6%	3.1%	2.9%	5.9%	5.6%
Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	6.9%	6.7%	5.3%	4.8%	8.8%	8.6%

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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1)
CPS, MFN, TFC and SeaWest Combined

	March 31	March 31	December 31,
	2009	2008	2008
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,548,392	$2,112,414	$1,934,003
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	11.6%	6.7%	7.7%

_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   March 31, 2009 and March 31, 2008 percentage represents three months ended March 31, 2009 and March 31, 2008 annualized. December 31, 2008 represents 12 months ended December 31, 2008.

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

Net cash provided by operating activities for the three-month period ended March 31, 2009 was $27.5 million compared to net cash provided by operating activities for the three-month period ended March 31, 2008 of $37.3 million. Cash provided by operating activities is affected by our net earnings, or loss, before provisions for credit losses.

Net cash provided by investing activities for the three-month period ended March 31, 2009 was $119.4 million compared to net cash used in investing activities of $1.1 million in the prior year period.  Cash flows from investing activities has primarily related to purchases of automobile contracts less principal amortization on our consolidated portfolio of automobile contracts.  The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Net cash used by financing activities for the three months ended March 31, 2009 was $148.2 million compared to net cash used by financing activities of $38.6 million in the prior year period. Cash used by financing activities is generally related to the repayment of securitization trust debt.  We repaid $142.3 million in securitization trust debt in the three months ended March 31, 2009 compared to $189.3 million in the prior year period.

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. At January 1, 2008, we had $425 million in warehouse credit capacity, in the form of two $200 million senior facilities, and one $25 million subordinated facility.  One $200 million facility provided funding for automobile contracts purchased under the TFC programs while both warehouse facilities provided funding for automobile contracts purchased under the CPS programs. The subordinated facility was established on January 12, 2007 and expired by its terms in April 2008.

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

The second of two warehouse facilities is provided by an affiliate of UBS AG and was similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC.  This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs.  The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants.  On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants. In February 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%.  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields for bonds issued in our term securitizations.  Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 9.85% per annum.  The facility was amended in December 2008 to eliminate future advances and provide for repayment of the notes from proceeds collected on the underlying pledged receivables, plus certain future scheduled principal reductions until its maturity in September 2009. At March 31, 2009, $7.5 million was outstanding under this facility.

We securitized $509.0 million in auto contracts in two private placement transactions in 2008.  Our April 2008 transaction was structured as a secured financing and, therefore, resulted in no gain or loss on sale.  The September 2008 transaction was structured as a sale for financial accounting purposes and resulted in a loss on sale of $14.0 million.  We did not securitize any contracts during the first quarter of 2009.

In July 2007, we established a combination term and revolving residual credit facility, and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions are met, of the Class A-2 note maturity from June 2009 to June 2010.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429 and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  As of March 31, 2009 the aggregate indebtedness under this facility was $65.3 million.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of March 31, 2009, we had unrestricted cash of $20.8 million, no available capacity under any warehouse financing facilities and no immediate plans to complete a securitization.  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a merely nominal level, and, wherever appropriate, reducing our operating costs.  There can be no assurance that we will be able to obtain future warehouse financing or to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would continue to decrease.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective note insurers upon defined events of default, and, in some cases, at the will of the insurer.  We have received waivers regarding the potential breach of certain such covenants relating to minimum net worth and maintenance of active warehouse credit facilities.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of our outstanding securitization pools.  Although such rights have been waived, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were note insurer in the future to exercise its option to terminate such agreements, such a termination could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the terminated agreements. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

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

For contracts purchased and securitized in pools which are structured as secured financings for financial accounting purposes, dealer acquisition fees and deferred originations costs are applied against the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the estimated life of the contract using the interest method, in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

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

For the three months ended March 31, 2009 and 2008, we recorded $302,000 and $342,000, respectively, in stock-based compensation costs, resulting from grants of options during the period and vesting of previously granted options. As of March 31, 2009, there were $3.9 million in unrecognized stock-based compensation costs to be recognized over future periods.

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

There have been no material changes in market risks since December 31, 2008.

Item 4T. Controls and Procedures

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of such disclosure controls and procedures. Based upon that evaluation, the principal executive officer (Charles E. Bradley, Jr.) and the principal financial officer (Jeffrey P. Fritz) concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, material information relating to us that is required to be included in our reports filed under the Securities Exchange Act of 1934. There have been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information provided under the caption “Legal Proceedings,” Note 7 to the Unaudited Condensed Consolidated Financial Statements, included in Part I of this report, is incorporated herein by reference.

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 31, 2009. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable to us.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2009 and December 31, 2008, we had approximately $1,383.0 million and $1,527.3 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2008, primarily of $1,404.2 million of securitization trust debt, and also included $9.9 million of warehouse indebtedness, $67.3 million of residual interest financing, and $20.1 million owed under a subordinated notes program. At March 31, 2009, such debt consisted primarily of $1,265.4 million of securitization trust debt, and also included $7.5 million of warehouse indebtedness, $65.3 million of residual interest financing, $20.4 million of senior secured debt, and $24.5 million owed under a subordinated notes program. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to ten years.

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

Our profitability is largely determined by the difference, or "spread," between (i) the interest rates payable under our warehouse credit facilities and on the asset-backed securities issued in our securitizations, or payable in any alternate permanent financing transactions, and (ii) the effective interest rate received by us on the automobile contracts that we acquire. Disruptions in the market for asset-backed securities observed over the past year have resulted in an increase in the interest rates we paid on the asset-backed securities that we issued in our most recent securitization, as compared with prior transactions, and may result in any future transactions involving comparably high (or higher) interest rates payable by us. Although we have attempted to offset increases in our cost of funds by increasing fees we charge to dealers when purchasing contracts, or in some cases, by demanding higher interest rates on contracts we purchase, there can be no assurance that such price increases on our part will fully offset increases in interest we pay to finance our managed portfolio.

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

•	changes in general economic conditions;
•	our ability or inability to obtain necessary financing
•	changes in interest rates;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	level of future provisioning for receivables losses; and
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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, we purchased a total of 244,678 shares of our common stock, as described in the following table:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs
January 2009	62,365	$0.59	62,365	$2,247,971
February 2009	80,241	0.51	80,241	2,207,413
March 2009	102,072	0.46	102,072	2,160,787
Total	244,678	$0.51	244,678

____________________

(1) Each monthly period is the calendar month.

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

Date: May 15, 2009

By:  /s/   CHARLES E. BRADLEY, JR.

Charles E. Bradley, Jr.

President and Chief Executive Officer

(Principal Executive Officer)

Date: May 15, 2009

By:  /s/   JEFFREY P. FRITZ

Jeffrey P. Fritz

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)