Form 10-Q
period 2009-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2009-08-14
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 7, 2009 the registrant had 18,647,734 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended June 30, 2009

Item 1. Financial Statements
CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$21,506	$22,084
Restricted cash and equivalents	139,580	153,479

Finance receivables	1,130,705	1,417,343
Less: Allowance for finance credit losses	(43,597)	(78,036)
Finance receivables, net	1,087,108	1,339,307

Residual interest in securitizations	4,019	3,582
Furniture and equipment, net	1,592	1,404
Deferred financing costs	6,255	8,954
Deferred tax assets, net	52,727	52,727
Accrued interest receivable	11,175	14,903
Other assets	23,018	42,367
	$1,346,980	$1,638,807

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$23,807	$21,702
Warehouse lines of credit	5,119	9,919
Residual interest financing	62,650	67,300
Securitization trust debt	1,128,158	1,404,211
Senior secured debt, related party	20,649	20,105
Subordinated renewable notes	22,855	25,721
	1,263,238	1,548,958
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized
75,000,000 shares; 18,650,234 and 19,110,077
shares issued and outstanding at June 30, 2009 and
December 31, 2008, respectively	55,057	54,702
Additional paid in capital, warrants	7,471	7,471
Retained earnings	28,241	34,703
Accumulated other comprehensive loss	(7,027)	(7,027)
	83,742	89,849

	$1,346,980	$1,638,807

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2009	2008	2009	2008
Revenues:
Interest income	$54,960	$94,856	$116,139	$194,218
Servicing fees	942	280	1,971	708
Other income	2,420	3,645	6,261	7,156
	58,322	98,781	124,371	202,082

Expenses:
Employee costs	8,980	12,886	18,242	26,368
General and administrative	5,842	7,574	12,452	14,921
Interest	28,971	40,955	61,103	79,989
Provision for credit losses	18,489	30,894	34,578	65,803
Marketing	908	2,622	2,080	6,242
Occupancy	889	1,043	2,034	2,039
Depreciation and amortization	196	98	344	237
	64,275	96,072	130,833	195,599
Income (loss) before income tax expense (benefit)	(5,953)	2,709	(6,462)	6,483
Income tax expense (benefit)	-	1,220	-	2,880
Net income (loss)	$(5,953)	$1,489	$(6,462)	$3,603

Earnings (loss) per share:
Basic	$(0.32)	$0.08	$(0.34)	$0.19
Diluted	(0.32)	0.08	(0.34)	0.18

Number of shares used in computing
earnings (loss) per share:
Basic	18,744	18,830	18,874	19,063
Diluted	18,744	19,411	18,874	19,692

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(6,462)	$3,603
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on residual asset	-	(125)
Amortization of deferred acquisition fees	(4,145)	(8,572)
Amortization of discount on securitization notes	6,607	5,845
Amortization of discount on senior secured debt, related party	544	-
Depreciation and amortization	344	237
Amortization of deferred financing costs	2,699	5,047
Provision for credit losses	34,578	65,803
Stock-based compensation expense	659	654
Interest income on residual assets	(906)	(358)
Changes in assets and liabilities:
Accrued interest receivable	3,728	4,046
Other assets	24,207	586
Tax assets	-	(10)
Accounts payable and accrued expenses	(2,283)	4,846
Tax liabilities	-	2,474
Net cash provided by operating activities	59,570	84,076

Cash flows from investing activities:
Purchases of finance receivables held for investment	(2,032)	(255,924)
Proceeds received on finance receivables held for investment	223,798	339,818
Increases (decreases) in restricted cash and equivalents	13,899	(7,375)
Purchase of furniture and equipment	(532)	(57)
Net cash provided by investing activities	235,133	76,462

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	-	285,389
Proceeds from issuance of subordinated renewable notes	1,064	2,982
Proceeds from issuance of senior secured debt	-	10,000
Payments on subordinated renewable notes	(3,930)	(2,341)
Net proceeds from (repayments to) warehouse lines of credit	(4,800)	(87,872)
Proceeds from (repayments of) residual interest financing debt	(4,650)	16,836
Repayment of securitization trust debt	(282,661)	(377,370)
Payment of financing costs	-	(4,602)
Repurchase of common stock	(304)	(2,719)
Exercise of options and warrants	-	78
Net cash used in financing activities	(295,281)	(159,619)

Increase (decrease) in cash and cash equivalents	(578)	919

Cash and cash equivalents at beginning of period	22,084	20,880
Cash and cash equivalents at end of period	$21,506	$21,799

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$52,581	$69,104
Income taxes	$(12,372)	$416
Non-cash financing activities:
Common stock issued in connection with new senior secured debt, related party	$-	$1,801
Warrants issued in connection with new senior secured debt, related party	$-	$1,107

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 10 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim period presented. All such adjustments are, in the opinion of management, of a normal recurring nature.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the six-month period ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, valuing residual interest in securitizations, accreting net acquisition fees, amortizing deferred costs, the recording of deferred tax assets and reserves for uncertain tax positions. These are material estimates that could be susceptible to changes in the near term and, accordingly, actual results could differ from those estimates.

Other Income

Other income consists primarily of gains recognized on our residual interest in securitizations, recoveries on previously charged off contracts from previously unconsolidated trusts, convenience fees charged to obligors for certain types of payment transaction methods and fees paid to us by dealers for certain direct mail services we provide.  The gain recognized related to the residual interest was $567,000 and $125,000 for the six months ended June 30, 2009

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and 2008, respectively. The recoveries on the charged-off contracts relate to contracts from previously unconsolidated trusts were $879,000 and $1.2 million for the six months ended June 30, 2009 and 2008, respectively. The convenience fees charged to obligors, which can be expected to increase or decrease in rough proportion to increases or decreases in our managed portfolio, were $2.5 million and $2.8 million for the same periods, respectively. The direct mail revenues were $1.5 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively.

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment, revised 2004” (“SFAS 123R”).

For the six months ended June 30, 2009 and 2008, we recorded stock-based compensation costs in the amount of $659,000 and $654,000, respectively.  As of June 30, 2009, unrecognized stock-based compensation costs to be recognized over future periods equaled $4.1 million. This amount will be recognized as expense over a weighted-average period of 3.5 years.

The following represents stock option activity for the three months ended June 30, 2009:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,320	$4.35	N/A
Granted	1,395	0.77	N/A
Exercised	-	-	N/A
Forfeited	(228)	4.64	N/A
Options outstanding at the end of period	7,487	$3.68	6.24 years
Options exercisable at the end of period	4,709	$4.02	4.67 years

At June 30, 2009, the aggregate intrinsic value of options outstanding and exercisable was zero. The total intrinsic value of options exercised was $32,000 for the six months ended June 30, 2008. New shares were issued for all options exercised during the six-month period ended June 30, 2008. There were no options exercised for the six months ended June 30, 2009.  There were 1.2 million shares available for future stock option grants under existing plans as of June 30, 2009.

At the annual shareholders meeting in July 2009, the Company’s shareholders approved an amendment of the 2006 Long-term Equity Incentive Plan which will permit an exchange and repricing of eligible options to purchase approximately 4.2 million shares with exercise prices ranging from $2.50 to $7.18 per share. Under this Option Exchange Program, eligible employees would be able to elect to exchange outstanding eligible options for new options with an exercise price of $1.50. This transaction will result in some additional compensation expense.  Assuming a market price for our stock of $1.00 per share on the date of the exchange, if all the options eligible for the Option Exchange Program are exchanged, we will incur additional compensation expense, in accordance with applicable accounting rules, of approximately $457,000 at the time of the exchange and approximately $232,000 over the remaining vesting periods of the exchanged options.  The actual amounts of additional compensation expense will vary to the extent the market price for our stock is more or less than $1.00 per share at the time of the exchange.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended
June 30,
2009
Risk-free interest rate	1.98%
Expected term, in years	5.4
Expected volatility	79.28%
Dividend yield	0%

Purchases of Company Stock

During the six-month periods ended June 30, 2009 and 2008, we purchased 460,543 and 925,276 shares, respectively, of our common stock, at average prices of $0.66 and $2.94, respectively.

New Accounting Pronouncements

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company adopted the FSP effective April 1, 2009.   The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position. The relevant disclosures have been added to Note 9.

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

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitization program, are no longer offering such guarantees.  As of June 30, 2009, we have no available warehouse credit facilities and no immediate plans to complete a term securitization.  The adverse changes that have taken place in the market have caused us to seek to conserve liquidity by reducing our purchases of automobile contracts to nominal levels. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

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

 The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  Without the waivers we have received from the related note insurers, we  would have been in violation of certain financial and operating covenants relating to minimum net worth and maintenance of active warehouse facilities with respect to eight of our 17 currently outstanding securitization transactions with this filing.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although the diversion of such cash and our termination as servicer have been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $655.7 million of the $1,128.2 million of securitization trust debt outstanding at June 30, 2009. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers as we have obtained are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

 (2) Finance Receivables

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

	June 30,	December 31,
	2009	2008
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$1,139,641	$1,430,227
Less: Unearned acquisition fees and originations costs	(8,936)	(12,884)
Finance Receivables	$1,130,705	$1,417,343

The following table presents a summary of the activity for the allowance for credit losses for the six-month periods ended June 30, 2009 and 2008:

	June 30,	June 30,
	2009	2008
	(In thousands)

Balance at beginning of period	$78,036	$100,138
Provision for credit losses on finance receivables	34,578	65,803
Charge offs	(84,806)	(93,671)
Recoveries	15,789	16,340
Balance at end of period	$43,597	$88,610

We have excluded from finance receivables those contracts that we previously classified as finance receivables, but which we reclassified as other assets because we have repossessed the vehicle securing the contract.  The following table presents a summary of such repossessed inventory, together with the valuation adjustment for losses in repossessed inventory that is not included in the allowance for credit losses.  This valuation adjustment results in the repossessed inventory being valued at the estimated fair value less selling costs.

	June 30,	December 31,
	2009	2008
	(In thousands)
Gross balance of repossessions in inventory	$33,370	$47,452
Adjustment for losses on repossessed inventory	(24,136)	(32,690)
Net repossessed inventory included in other assets	$9,234	$14,762

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2009	Principal	2009	2008	2009
		(Dollars in thousands)
CPS 2003-C	March 2010	$-	$87,500	$-	$1,023	-
CPS 2003-D	October 2010	-	75,000	-	1,704	-
CPS 2004-A	October 2010	1,102	82,094	1,256	3,277	4.32%
CPS 2004-B	February 2011	2,788	96,369	3,057	6,192	4.17%
CPS 2004-C	April 2011	4,249	100,000	4,579	8,223	4.24%
CPS 2004-D	December 2011	-	120,000	-	12,395	-
CPS 2005-A	October 2011	12,063	137,500	11,652	17,586	5.30%
CPS 2005-B	February 2012	16,069	130,625	15,332	21,991	4.67%
CPS 2005-C	March 2012	29,410	183,300	28,540	39,478	5.13%
CPS 2005-TFC	July 2012	8,243	72,525	8,228	12,333	5.76%
CPS 2005-D	July 2012	26,988	145,000	27,114	36,548	5.73%
CPS 2006-A	November 2012	55,799	245,000	55,885	73,257	5.33%
CPS 2006-B	January 2013	71,606	257,500	73,004	92,106	6.44%
CPS 2006-C	June 2013	79,719	247,500	81,688	101,716	5.72%
CPS 2006-D	August 2013	85,529	220,000	86,159	105,687	5.62%
CPS 2007-A	November 2013	132,746	290,000	131,775	160,122	5.57%
CPS 2007-TFC	December 2013	39,771	113,293	39,692	51,115	5.78%
CPS 2007-B	January 2014	164,208	314,999	164,056	195,800	6.07%
CPS 2007-C	May 2014	191,160	327,499	192,475	228,478	6.15%
CPS 2008-A	October 1, 2014	213,485	310,359	203,666	235,180	6.99%

		$1,134,935	$3,556,063	$1,128,158	$1,404,211

_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $303.6 million in 2009, $453.6 million in 2010, $254.6 million in 2011, $100.9 million in 2012 and $15.4 million in 2013.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $981 million, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

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

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of June 30, 2009, restricted cash under the various agreements totaled approximately $139.6 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

Our wholly-owned bankruptcy remote subsidiaries were formed to facilitate the above asset-backed financing transactions. Similar bankruptcy remote subsidiaries issue the debt outstanding under our warehouse line of credit. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. All such transactions, treated as secured financings for accounting and tax purposes, are treated as sales for all other purposes, including legal and bankruptcy purposes. None of the assets of these subsidiaries are available to pay other creditors of ours.

(4) Interest Income

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Interest on Finance Receivables	$54,389	$93,732	$114,924	$191,474
Residual interest income	352	162	666	359
Other interest income	219	962	549	2,385
Net interest income	$54,960	$94,856	$116,139	$194,218

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Earnings (Loss) Per Share

Earnings (loss) per share for the six-month periods ended June 30, 2009 and 2008 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during
the period used to compute basic earnings (loss) per share	18,744	18,830	18,874	19,063
Incremental common shares attributable to exercise of
outstanding options and warrants	-	581	-	629
Weighted average number of common shares used to compute
diluted earnings (loss) per share	18,744	19,411	18,874	19,692

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings (loss) per share calculation for the six-month and three-month periods ended June 30, 2009 would have included an additional 2.8 million shares attributable to the exercise of outstanding options and warrants.

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

We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2009, we recognized $53,000 of potential interest and penalties, net of a reversal of interest and penalties previously accrued relating to periods no longer subject to examination by taxing authorities. To the extent interest and penalties are not assessed with respect to uncertain tax positions, portions of the amounts accrued will be reversed, and reflected as a reduction of the overall income tax provision.

We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations prior to September 30, 2009.

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely. Our net deferred tax asset of $52.7 million as of June 30, 2009 is net of a valuation allowance of $3.0 million as of June 30, 2009.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized. The expense to create the valuation allowance is recorded as additional income tax expense in the period the valuation allowance is established. During the first six months of 2009, we increased our valuation allowance by $2.0 million.

Our estimate of the required valuation allowance is highly dependent upon our estimate of projected levels of future taxable income. Projections carry a degree of uncertainty, particularly for longer-term forecasts. In our case, the amount of uncertainty is increased due to the effects of the economic downturn and estimates for the timing and magnitude of economic recovery, as well as the level of provision for loan losses we have experienced during the economic downturn. Should the actual amount of taxable income be less than what is projected, it may be necessary for us to increase our valuation allowance, either by not reflecting additional deferred tax benefits or by reducing the existing asset. Given the risk of additional deterioration in our loan portfolios not included in our projections, we stress tested those projections and considered the results of those tests in establishing our federal income tax valuation allowance.

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $52.7 million is more likely than not based on expectations as to future taxable income in the jurisdictions in which we operate and available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. Our net deferred tax asset of $52.7 million is net of a valuation allowance of $3.0 million and consists of approximately $48.8 million of net U.S. federal deferred tax assets and $3.9 million of net state deferred tax assets.  The major components of the deferred tax asset are $27.4 million in net operating loss carryforwards and built in losses and $22.2 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $127.5 million of taxable income during the applicable carryforward periods to realize fully our federal and state deferred tax assets. The federal net operating losses begin to expire in 2028. The state net operating losses begin to expire in 2013.

As a result of the losses incurred in 2008 and 2009, we are in a three-year cumulative pretax loss position as of June 30, 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. However, we have concluded that there is sufficient positive evidence to overcome this negative evidence.  First, relatively recently, from 2003 through 2007, we generated approximately $107.0 million in taxable income.  In addition, we recognized a $14.0 million loss on the September 2008 securitization that was structured as a sale for financial accounting purposes.  Since our inception in 1991, we have completed 49 securitizations of approximately $6.6 billion in contracts and have never recognized a loss until the September 2008 securitization.  We view this securitization as an anomaly created by the unusual and adverse market conditions at the time.  Without the $14.0 million loss on the September 2008 securitization, our three-year cumulative pretax loss would be only $3.0 million.  Furthermore, our managed portfolio at June 30, 2009 includes approximately $1.3 billion of finance receivables virtually all of which are financed with fixed-rate, full term structured securitizations.  As such, we believe our managed portfolio can be considered a backlog of future interest income revenue.

Our core business has produced earnings in the past, even with intermittent loss periods resulting from economic cycles not unlike, although not as severe, as the current economic downturn.  We believe that our recent losses are largely attributable to the current recessionary economy and heightened unemployment together with temporary disruptions in the capital markets, rather than a fundamental flaw in our business model.   We forecast sufficient taxable income in the carryforward period to fully realize our deferred tax assets, exclusive of tax planning strategies, even under stressed scenarios.  Regarding the estimate of future taxable income, we have projected pretax earnings based upon our core business that we intend to conduct going forward. We have taken steps to reduce our cost structure and have adjusted the contract interest rates and purchase prices applicable to our purchases of automobile contracts from dealers. We appear to be able to increase our acquisition fees and reduce our purchase prices because of lessened competition for our services.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our forecasts do assume, however, that we are able to obtain warehouse and long-term financing so that we may again originate significant volumes of new receivables.  Since December 2008, we have seen a significant recovery in the asset-backed securitization market, which has been stimulated by the government’s Term Asset-Backed Securities Loan Facility (“TALF”).  There can be no assurance, however, that we will in fact be able to obtain such financing.   Taking these items into account, we project generating sufficient pretax earnings within the carryforward period to realize our deferred tax assets.

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

We have recorded a liability as of June 30, 2009 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) Employee Benefits

We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and six-month periods ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-	$-	$-
Interest Cost	474	236	237	473
Expected return on assets	(350)	(305)	(175)	(610)
Amortization of transition (asset)/obligation	-	-	-	-
Amortization of net (gain) / loss	338	41	169	82
Net periodic cost (benefit)	$462	$(28)	$231	$(55)

We did not make any contributions to the Plan during the six-month period ended June 30, 2009 and we do not anticipate making any contributions for the remainder of 2009.

 (9) Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157”, to defer in part the application of FASB Statement No. 157 to nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 was effective for us on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. For those excepted assets and liabilities our effective date was January 1, 2009. The adoption of this statement did not have a material effect on our financial position or results of operations. In October 2008, the FASB issued Staff Position (FSP) No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active”. This FSP clarifies the application of FAS 157 in a market that is not active. The effect of adoption was not material.

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

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained certain assets that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained are $8.5 million of notes, which are classified as level 2 because we sold similar assets

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in the transaction. We use the price at which those similar notes were sold to value the securities retained.  The residual interest in such securitization is $2.5 million and is classified as level 3. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 33% per annum. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions.

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using Level 3 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2009, the finance receivables related to the repossessed vehicles in inventory totaled $33.4 million. We have applied a valuation adjustment of $24.1 million, resulting in an estimated fair value and carrying amount of $9.3 million.

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of June 30, 2009 and December 31, 2008, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
Financial Instrument	Value	Value	Value	Value
	(In thousands)
Cash and cash equivalents	$21,506	$21,506	$22,084	$22,084
Restricted cash and equivalents	139,580	139,580	153,479	153,479
Finance receivables, net	1,087,108	1,053,875	1,339,307	1,312,148
Residual interest in securitizations	4,019	4,019	3,582	3,582
Accrued interest receivable	11,175	11,175	14,903	14,903
Warehouse lines of credit.	5,119	5,119	9,919	9,919
Accrued interest payable	4,820	4,820	5,605	5,605
Residual interest financing	62,650	62,650	67,300	67,300
Securitization trust debt	1,128,158	1,122,327	1,404,211	1,378,271
Senior secured debt	20,649	20,649	20,105	20,105
Subordinated renewable notes	22,855	22,855	25,721	25,721

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warehouse Lines of Credit, Residual Interest Financing, and Senior Secured Debt and Subordinated Renewable Notes

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories, low incomes or past credit problems, who we refer to as sub-prime customers.  We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in three merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) originated ourselves an immaterial amount of vehicle purchase money loans by lending money directly to consumers.  In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through June 30, 2009, we have purchased a total of approximately $8.7 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions we made in 2002, 2003 and 2004.  Unlike recent prior years, our managed portfolio decreased from the previous year due to our strategy of decreasing contract purchases to conserve our liquidity in response to adverse economic conditions as discussed further below.  Our total managed portfolio, net of unearned interest on pre-computed automobile contracts, was approximately $1,333.9 million at June 30, 2009 compared to $1,979.5 million at June 30, 2008.

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

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables.  Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitization program, are no longer offering such guarantees.  As of June 30, 2009, we have no available warehouse credit facilities and no immediate plans to complete a term securitization.  The adverse changes that have taken place in the market have caused us to seek to conserve liquidity by reducing our purchases of automobile contracts to nominal levels. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

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

 The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  Without the waivers we have received from the related note insurers  we would have been in violation of certain financial and operating covenants relating to minimum net worth and maintenance of active warehouse facilities with respect to eight of our 17 currently outstanding securitization transactions with this filing.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although the diversion of such cash and our termination as servicer have been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $655.7 million of the $1,128.2 million of securitization trust debt outstanding at June 30, 2009. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers as we have obtained are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2009 with the three months ended June 30, 2008

Revenues.  During the three months ended June 30, 2009, revenues were $58.3 million, a decrease of $40.5 million, or 41.0%, from the prior year revenue of $98.8 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended June 30, 2009 decreased $39.9 million, or 42.1%, to $55.0 million from $94.9 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $942,000 in the three months ended June 30, 2009 increased $662,000, or 236.0%, from $280,000 in the prior year.  The increase in servicing fees is the result of our September 2008 securitization that was structured as a sale for financial accounting purposes and on which we earn a base servicing fee.  During 2008 we also earned base servicing fees on a portfolio which we have serviced for SeaWest Financial Corporation since April 2004, which has declined to an immaterial amount as of June 30, 2009.  As of June 30, 2009 and 2008, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2009		June 30, 2008
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$1,173.1	87.9%	$1,979.4	100.0%
Owned by Non-Consolidated Subsidiaries	160.8	12.1%	-	0.0%
Third Party Portfolio	-	0.0%	0.1	0.0%
Total	$1,333.9	100.0%	$1,979.5	100.0%

At June 30, 2009, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,333.9 million (this amount includes $160.8 million of automobile contracts on which we earn servicing fees, own 5.0% of the asset-backed notes issued by the related trust, and own a residual interest), compared to a managed portfolio with an outstanding principal balance of $1,979.5 million as of June 30, 2008. At June 30, 2009 and 2008, the managed portfolio composition was as follows:

	June 30, 2009		June 30, 2008
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$1,301.0	97.5%	$1,834.6	96.5%
TFC	32.7	2.5%	62.1	3.3%
MFN	-	0.0%	0.2	0.0%
SeaWest	0.2	0.0%	2.1	0.1%
Third Party Portfolio	-	0.0%	1.3	0.1%
Total	$1,333.9	100.0%	$1,900.3	100.0%

Other income decreased by $1.2 million, or 33.6%, to $2.4 million in the three months ended June 30, 2009 from $3.6 million during the prior year.  Other income consists primarily of convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for training, potential customer targeting and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs and general and administrative expenses.  Provision for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during a period and by the outstanding balance of finance receivables held by consolidated subsidiaries.  Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income (loss) include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and the unemployment level.

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

Total operating expenses were $64.3 million for the three months ended June 30, 2009, compared to $96.1 million for the prior year, a decrease of $31.8 million, or 33.1%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it, plus reduced expenses associated with significantly lower volumes of new contract purchases compared to the prior period.

Employee costs decreased by $3.9 million, or 30.3%, to $9.0 million during the three months ended June 30, 2009, representing 14.0% of total operating expenses, from $12.9 million for the prior year, or 13.4% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new purchases of automobile contracts.  At June 30, 2009 we had 525 employees compared to 859 employees at June 30, 2008.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $5.8 million, a decrease of 22.9%, compared to the previous year and represented 9.1% of total operating expenses.

Interest expense for the three months ended June 30, 2009 decreased $12.0 million, or 29.3%, to $29.0 million, compared to $41.0 million in the previous year. The decrease is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt decreased by $10.8 million in the three months ended June 30, 2009 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $1.1 million as a result of our issuance in June 2008 and July 2008 of senior secured notes of $10.0 million $15.0 million, respectively.  Interest expense on residual interest financing decreased $213,000 in the three months ended June 30, 2009 compared to the prior year.  Interest expense on warehouse debt decreased by $2.1 million for the three months ended June 30, 2009 compared to the prior year.  In the prior year period, we had access to two warehouse credit facilities totaling $400 million in financing capacity.  During that period we were actively purchasing new contracts and financing such purchases with these facilities that had, in the aggregate, an outstanding balance of $148.1 million at June 30, 2008.  As of June 30, 2009, our remaining warehouse facility has an outstanding balance of $5.1 million and has been amended to provide for no further advances.

As stated above, we have issued $25.0 million in new senior secured debt since June 2008.  In addition, in July 2008 we amended our existing residual financing facility resulting in a higher interest rate.  As a result, we can expect that our interest expense on these components of debt will increase in future periods although such increases may be somewhat offset by decreases in our securitization trust and warehouse debt should our level of contract purchases and our portfolio of managed receivables continue to decline.

 Provision for credit losses was $18.5 million for the three months ended June 30, 2009, a decrease of $12.4 million, or 67.1% compared to the prior year and represented 28.8% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable credit losses that can be reasonable estimated.  The decrease in provision expense is the result of the decrease in the size of the portfolio and the smaller volumes of new originations in the current period compared to the prior period.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives who earn salary and commissions based on our volume of contract purchases and also based on sales of training programs, potential customer targeting, and direct mail products that we offer our dealers.  Marketing expenses decreased by $1.7 million, or 65.4%, to $908,000, compared to $2.6 million in the previous year, and represented 2.7% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the three months ended June 30, 2009 as compared to the prior year.  During the three months ended June 30, 2009, we purchased 71 automobile contracts aggregating $937,000, compared to 5,268 automobile contracts aggregating $79.8 million in the prior year.  The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Occupancy expenses decreased by $154,000 or 14.7%, to $889,000 compared to $1.0 million in the previous year and represented 1.1% of total operating expenses.

Depreciation and amortization expenses increased $97,000, or 99.0%, to $196,000 from $98,000 in the previous year.

For the three months ended June 30, 2009, we recorded no tax provision or benefit.  As of June 30, 2009, our net deferred tax asset of $52.7 million is net of a valuation allowance of $3.0 million and consists of approximately $48.8 million of net U.S. federal deferred tax assets and $3.9 million of net state deferred tax assets.  The major components of the deferred tax asset are $27.4 million in net operating loss carryforwards and built in losses and $22.2 million in net deductions which have not yet been taken on a tax return.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Comparison of Operating Results for the six months ended June 30, 2009 with the six months ended June 30, 2008

Revenues.  During the six months ended June 30, 2009, revenues were $124.4 million, a decrease of $77.7 million, or 38.5%, from the prior year revenue of $202.1 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the six months ended June 30, 2009 decreased $78.1 million, or 40.2%, to $116.1 million from $194.2 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $2.0 million in the six months ended June 30, 2009 increased $1.3 million, or 178.3%, from $708,000 in the prior year.  The increase in servicing fees is the result of our September 2008 securitization that was structured as a sale for financial accounting purposes and on which we earn a base servicing fee.  During 2008 we also earned base servicing fees on a portfolio which we have serviced for SeaWest Financial Corporation since April 2004, which has declined to an immaterial amount as of June 30, 2009.  As of June 30, 2009 and 2008, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2009		June 30, 2008
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$1,173.1	87.9%	$1,979.4	100.0%
Owned by Non-Consolidated Subsidiaries	160.8	12.1%	-	0.0%
Third Party Portfolio	-	0.0%	0.1	0.0%
Total	$1,333.9	100.0%	$1,979.5	100.0%

At June 30, 2009, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,333.9 million (this amount includes $160.8 million of automobile contracts on which we earn servicing fees, own 5.0% of the asset-backed notes issued by the related trust, and own a residual interest), compared to a managed portfolio with an outstanding principal balance of $1,979.5 million as of June 30, 2008. At June 30, 2009 and 2008, the managed portfolio composition was as follows:

	June 30, 2009		June 30, 2008
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$1,301.0	97.5%	$1,834.6	96.5%
TFC	32.7	2.5%	62.1	3.3%
MFN	-	0.0%	0.2	0.0%
SeaWest	0.2	0.0%	2.1	0.1%
Third Party Portfolio	-	0.0%	1.3	0.1%
Total	$1,333.9	100.0%	$1,900.3	100.0%

Other income decreased by $895,000, or 12.5%, to $6.3 million in the six months ended June 30, 2009 from $7.2 million during the prior year.  Other income consists primarily of convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for training, potential customer targeting and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs and general and administrative expenses.  Provision for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during a period and by the outstanding balance of finance receivables held by consolidated subsidiaries.  Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income (loss) include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and the unemployment level.

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

Total operating expenses were $130.8 million for the six months ended June 30, 2009, compared to $195.6 million for the prior year, a decrease of $64.8 million, or 33.1%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it, plus reduced expenses associated with significantly lower volumes of new contract purchases compared to the prior period.

Employee costs decreased by $8.1 million, or 30.8%, to $18.2 million during the six months ended June 30, 2009, representing 13.9% of total operating expenses, from $26.4 million for the prior year, or 13.5% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new purchases of automobile contracts.  At June 30, 2009 we had 525 employees compared to 859 employees at June 30, 2008.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $12.5 million, a decrease of 16.5%, compared to the previous year and represented 7.6% of total operating expenses.

Interest expense for the six months ended June 30, 2009 decreased $18.9 million, or 23.6%, to $61.1 million, compared to $80.0 million in the previous year. The decrease is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet.  Interest on securitization trust debt decreased by $14.2 million in the six months ended June 30, 2009 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $2.6 million as a result of our issuance in June 2008 and July 2008 of senior secured notes of $10.0 million $15.0 million, respectively.  Interest expense on residual interest financing decreased $346,000 in the six months ended June 30, 2009 compared to the prior year.  Interest expense on warehouse debt decreased by $6.9 million for the six months ended June 30, 2009 compared to the prior year.  In the prior year period, we had access to two warehouse credit facilities totaling $400 million in financing capacity.  During that period we were actively purchasing new contracts and financing such purchases with these facilities that had, in the aggregate, an outstanding balance of $148.1 million at June 30, 2008.  As of June 30, 2009, our remaining warehouse facility has an outstanding balance of $5.1 million and has been amended to provide for no further advances.

As stated above, we have issued $25.0 million in new senior secured debt since June 2008.  In addition, in July 2008 we amended our existing residual financing facility resulting in a higher interest rate.  As a result, we can expect that our interest expense on these components of debt will increase in future periods although such increases may be somewhat offset by decreases in our securitization trust and warehouse debt should our level of contract purchases and our portfolio of managed receivables continue to decline.

Provision for credit losses was $34.6 million for the six months ended June 30, 2009, a decrease of $31.2 million, or 47.5% compared to the prior year and represented 26.4% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable credit losses that can be reasonable estimated.  The decrease in provision expense is the result of the decrease in the size of the portfolio and the smaller volumes of new originations in the current period compared to the prior period.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives who earn salary and commissions based on our volume of contract purchases and also based on sales of training programs, potential customer targeting, and direct mail products that we offer our dealers.  Marketing expenses decreased by $4.1 million, or 66.7%, to $2.1 million, compared to $6.2 million in the previous year, and represented 1.6% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the six months ended June 30, 2009 as compared to the prior year.  During the six months ended June 30, 2009, we purchased 154 automobile contracts aggregating $2.0 million, compared to 17,051 automobile contracts aggregating $255.9 million in the prior year.  The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Occupancy expenses were $2.0 million for the six months ended June 30, 2009 and were basically unchanged from the prior period.

Depreciation and amortization expenses increased $107,000, or 45.0%, to $344,000 from $237,000 in the previous year.

For the six months ended June 30, 2009, we recorded no tax provision or benefit.  As of June 30, 2009, our net deferred tax asset of $52.7 million is net of a valuation allowance of $3.0 million and consists of approximately $48.8 million of net U.S. federal deferred tax assets and $3.9 million of net state deferred tax assets.  The major components of the deferred tax asset are $27.4 million in net operating loss carryforwards and built in losses and $22.2 million in net deductions which have not yet been taken on a tax return.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. The table below documents the delinquency, repossession and net credit loss experience of all automobile contracts that we were servicing as of the respective dates shown. Credit experience for CPS, MFN, TFC and SeaWest  (the three acquisitions described above involved MFN Financial Corporation, TFC Enterprises, Inc. and SeaWest Financial Corporation and were completed in 2002, 2003 and 2004, respectively) is shown on a combined basis in the table below. While the broad economic weakness and increasing unemployment over the last year has resulted in higher delinquencies and net charge-offs compared to the same period last year, the increase in the percentage levels for 2009 is also partially attributable to the decrease in the size and the increase in the average age of our managed portfolio.

Delinquency Experience (1)
CPS, MFN, TFC and SeaWest Combined

	June 30, 2009		June 30, 2008		December 31, 2008
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
			(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	127,099	$1,334,416	162,670	$1,981,132	145,564	$1,665,036
Period of delinquency (2)
31-60 days	2,954	28,389	3,950	44,740	3,733	39,798
61-90 days	1,717	17,177	2,122	24,408	2,376	26,549
91+ days	1,194	11,645	1,203	12,754	2,424	27,243
Total delinquencies (2)	5,865	57,211	7,275	81,902	8,533	93,590
Amount in repossession (3)	3,447	36,127	3,410	39,346	4,262	49,357
Total delinquencies and amount in repossession (2)	9,312	$93,338	10,685	$121,248	12,795	$142,947

Delinquencies as a percentage of gross servicing portfolio	4.6%	4.3%	4.5%	4.1%	5.9%	5.6%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	7.3%	7.0%	6.6%	6.1%	8.8%	8.6%

____________________________________
(1) All amounts and percentages are based on the amount remaining to be repaid on each automobile contract, including, for pre-computed automobile contracts, any unearned interest. The information in the table represents the gross principal amount of all automobile contracts purchased by us, including automobile contracts subsequently sold by us in securitization transactions that we continue to service. The table does not include automobile contracts from the portfolio we have serviced for SeaWest Financial Corporation since 2004.
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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1)
CPS, MFN, TFC and SeaWest Combined

	June 30,	June 30,	December 31,
	2009	2008	2008
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,466,312	$2,067,917	$1,934,003
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	11.1%	6.8%	7.7%

_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   June 30, 2009 and March 31, 2008 percentage represents six months ended June 30, 2009 and March 31, 2008 annualized. December 31, 2008 represents 12 months ended December 31, 2008.

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

Net cash provided by operating activities for the six-month period ended June 30, 2009 was $59.6 million compared to net cash provided by operating activities for the six-month period ended June 30, 2008 of $84.1 million. Cash provided by operating activities is affected by our net earnings, or loss, before provisions for credit losses.

Net cash provided by investing activities for the six-month period ended June 30, 2009 was $235.1 million compared to net cash provided by investing activities of $76.5 million in the prior year period.  Cash flows from investing activities has primarily related to purchases of automobile contracts less principal amortization on our consolidated portfolio of automobile contracts.  The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Net cash used by financing activities for the six months ended June 30, 2009 was $295.3 million compared to net cash used by financing activities of $159.6 million in the prior year period. Cash used by financing activities is generally related to the repayment of securitization trust debt net of any new issuances of securitization trust debt.  We repaid $282.7 million in securitization trust debt in the six months ended June 30, 2009 compared to $377.4 million in the prior year period.  However, our securitization trust debt repayments during the six months ended June 30, 2008 were offset by proceeds of  $285.4 million from the issuance of new securitization trust debt.  We have not issued any new securitization trust debt thus far in 2009.

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. At January 1, 2008, we had $425 million in warehouse credit capacity, in the form of two $200 million senior facilities, and one $25 million subordinated facility.  One $200 million facility provided funding for automobile contracts purchased under the TFC programs while both warehouse facilities provided funding for automobile contracts purchased under the CPS programs. The subordinated facility was established on January 12, 2007 and expired by its terms in April 2008.  No warehouse credit facility is currently available to us, and we have reduced our purchases of automobile contracts to nominal levels.

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

The second of two warehouse facilities is provided by an affiliate of UBS AG and was similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC.  This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs.  The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants.  On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants. In February 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%.  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields for bonds issued in our term securitizations.  Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 9.85% per annum.  The facility was amended in December 2008 to eliminate future advances and provide for repayment of the notes from proceeds collected on the underlying pledged receivables, plus certain future scheduled principal reductions until its maturity in September 2009, at which time we intend to pay any amounts then outstanding from our available cash. At June 30, 2009, $5.1 million was outstanding under this facility.

We securitized $509.0 million in auto contracts in two private placement transactions in 2008.  Our April 2008 transaction was structured as a secured financing and, therefore, resulted in no gain or loss on sale.  The September 2008 transaction was structured as a sale for financial accounting purposes and resulted in a loss on sale of $14.0 million.  We did not securitize any contracts during the six-month period ended June 30, 2009.

In July 2007, we established a combination term and revolving residual credit facility, and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions are met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all the conditions and extended the maturity of the term note. In conjunction with the July 2008 amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429 and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  As of June 30, 2009 the aggregate indebtedness under this facility was $62.6 million.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,564,324 shares of our common stock, at an exercise price of $1.44 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 283,985 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008. The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with an amendment of our option plan to become exercisable at $1.44 per share.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of June 30, 2009, we had unrestricted cash of $21.5 million, no available capacity under any warehouse financing facilities and no immediate plans to complete a securitization.  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a merely nominal level, and, wherever appropriate, reducing our operating costs.  There can be no assurance that we will be able to obtain future warehouse financing or to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would continue to decrease.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective note insurers upon defined events of default, and, in some cases, at the will of the insurer.  We have received waivers regarding the potential breach of certain such covenants relating to minimum net worth and maintenance of active warehouse credit facilities.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of our outstanding securitization pools.  Although such rights have been waived, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were a note insurer in the future to exercise its option to terminate such agreements, such a termination could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the terminated agreements. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

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

For the six months ended June 30, 2009 and 2008, we recorded $659,000 and $654,000 respectively, in stock-based compensation costs, resulting from grants of options during the period and vesting of previously granted options. As of June 30, 2009, there were $4.1 million in unrecognized stock-based compensation costs to be recognized over future periods.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

During periods where we purchase significant automobile contracts and pledge them for borrowings under warehouse credit facilities, we are subject to interest rate risk during the period between when the contracts are purchased from dealers and when they become part of a term securitization. Specifically, the interest rates on the warehouse facilities are adjustable while the interest rates on the automobile contracts are fixed. Historically, our term securitization facilities have had fixed rates of interest. To mitigate some of this risk, we have in the past, and intend to continue to, structure certain of our securitization transactions to include pre-funding structures, in which the amount of notes issued exceeds the amount of automobile contracts initially sold to the trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional automobile contracts to the trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we lock in the borrowing costs with respect to the automobile contracts it subsequently delivers to the trust. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of automobile contracts and the interest rate paid on the notes outstanding, as to the amount of which there can be no assurance.

During 2009, we have not purchased a significant volume of automobile contracts and neither have we pledged any new contracts for borrowings under any warehouse facilities.

Item 4T. Controls and Procedures

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of such disclosure controls and procedures. Based upon that evaluation, the principal executive officer (Charles E. Bradley, Jr.) and the principal financial officer (Jeffrey P. Fritz) concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, material information relating to us that is required to be included in our reports filed under the Securities Exchange Act of 1934. There have been no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Depending upon the outcome of one or more of these factors, we may not be able to generate sufficient cash flow from operations or obtain sufficient funding to satisfy all of our obligations. We note in particular that the market for asset-backed securities is, as of the date of this report, severely adverse to issuers such as ourselves.  We also note that credit enhancement in the form of financial guaranty insurance policies does not appear to be available.  There can be no assurance as to when, whether or on what terms we may be able to securitize pools of automobile contracts in the future. If the unavailability of securitization transactions were to cause us to be unable to pay our debts, we would be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. These alternative strategies might not be feasible at the time, might prove inadequate or could require the prior consent of our lenders.

We need substantial liquidity to operate our business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior secured debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. As of the date of this report, our access to the capital markets is impaired, with respect to both short-term and long-term debt. As a result, our results of operations, financial condition and cash flows have been and may continue to be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we have used such cash liquidity to:

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2009 and December 31, 2008, we had approximately $1,239.4 million and $1,527.3 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2008, primarily of $1,404.2 million of securitization trust debt, and also included $9.9 million of warehouse indebtedness, $67.3 million of residual interest financing, $20.1 million of senior secured debt and $25.7 million owed under a subordinated notes program. At June 30, 2009, such debt consisted primarily of $1,128.2 million of securitization trust debt, and also included $5.1 million of warehouse indebtedness, $62.7 million of residual interest financing, $20.6 million of senior secured debt, and $22.9 million owed under a subordinated notes program. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Our profitability is largely determined by the difference, or "spread," between (i) the interest rates payable under our warehouse credit facilities and on the asset-backed securities issued in our securitizations, or payable in any alternate permanent financing transactions, and (ii) the effective interest rate received by us on the automobile contracts that we acquire. Disruptions in the market for asset-backed securities observed over the past year have resulted in an increase in the interest rates we paid on the asset-backed securities that we issued in our most recent securitization, as compared with prior transactions, and may result in any future transactions involving comparably high (or higher) interest rates payable by us. Although we have attempted to offset increases in our cost of funds by increasing fees we charge to dealers when purchasing contracts and by requiring higher interest rates on contracts we purchase, there can be no assurance that such price increases on our part will fully offset increases in interest we pay to finance our managed portfolio.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, we purchased a total of 215,865 shares of our common stock, as described in the following table:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs

April 2009	73,312	$0.58	73,312	2,118,233
May 2009	94,287	0.93	94,287	2,030,855
June 2009	48,266	1.05	48,266	1,980,373
Total	215,865	$0.84	215,865

____________________

(1) Each monthly period is the calendar month.

Item 5. Other Information

The discussion of partially waived events of default under insurance agreements related to our securitization pools appearing under the caption “Financial Covenants” in Note 1 to the interim unaudited financial statements included in Part I of this quarterly report is incorporated herein by reference.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

3.3	Bylaws of the registrant (incorporated by reference to registrant's report on Form 8-K filed July 20, 2009).
4.14
Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601).  The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.

10.19A	Amendment dated July 17, 2009, to warrant to purchase 1,500,000 shares of common stock (incorporated by reference to registrant's report on Form 8-K filed July 23, 2009).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

Date: August 14, 2009

By:  /s/   CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009

By:  /s/   JEFFREY P. FRITZ
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)