Form 10-Q
period 2009-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2009-11-16
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 9, 2009 the registrant had 18,223,794 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended September 30, 2009

Item 1. Financial Statements
CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, exept share and per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$20,396	$22,084
Restricted cash and equivalents	132,236	153,479

Finance receivables	1,009,079	1,417,343
Less: Allowance for finance credit losses	(33,066)	(78,036)
Finance receivables, net	976,013	1,339,307

Residual interest in securitizations	4,144	3,582
Furniture and equipment, net	1,410	1,404
Deferred financing costs	6,755	8,954
Deferred tax assets, net	52,727	52,727
Accrued interest receivable	10,193	14,903
Other assets	20,891	42,367
	$1,224,765	$1,638,807

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$24,396	$21,702
Warehouse lines of credit	5,171	9,919
Residual interest financing	59,850	67,300
Securitization trust debt	1,012,787	1,404,211
Senior secured debt, related party	20,842	20,105
Subordinated renewable notes	21,232	25,721
	1,144,278	1,548,958
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized
75,000,000 shares; 18,415,427 and 19,110,777
shares issued and outstanding at September 30, 2009 and
December 31, 2008, respectively	55,209	54,702
Additional paid in capital, warrants	8,371	7,471
Retained earnings	23,934	34,703
Accumulated other comprehensive loss	(7,027)	(7,027)
	80,487	89,849

	$1,224,765	$1,638,807

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
Revenues:
Interest income	$49,320	$87,706	$165,459	$281,924
Servicing fees	839	235	2,811	944
Other income	2,662	3,775	8,922	10,930
	52,821	91,716	177,192	293,798

Expenses:
Employee costs	8,224	12,455	26,466	38,824
General and administrative	5,569	7,497	18,021	22,417
Interest	26,175	40,963	87,278	120,952
Provision for credit losses	15,258	25,961	49,836	91,764
Loss on sale of receivables	-	13,963	-	13,963
Marketing	895	2,417	2,975	8,658
Occupancy	825	972	2,859	3,011
Depreciation and amortization	182	126	526	364
	57,128	104,354	187,961	299,953
Income (loss) before income tax expense (benefit)	(4,307)	(12,638)	(10,769)	(6,155)
Income tax expense (benefit)	-	(6,312)	-	(3,432)
Net income (loss)	$(4,307)	$(6,326)	$(10,769)	$(2,723)

Earnings (loss) per share:
Basic	$(0.23)	$(0.32)	$(0.57)	$(0.14)
Diluted	(0.23)	(0.32)	(0.57)	(0.14)

Number of shares used in computing
earnings (loss) per share:
Basic	18,583	19,693	18,776	19,275
Diluted	18,583	19,693	18,776	19,275

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(10,769)	$(2,723)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of deferred acquisition fees	(5,825)	(12,583)
Amortization of discount on securitization notes	9,327	10,117
Amortization of discount on senior secured debt, related party	737	-
Depreciation and amortization	526	364
Amortization of deferred financing costs	2,199	8,367
Provision for credit losses	49,836	91,764
Stock-based compensation expense	1,027	953
Interest income on residual assets	(1,211)	(493)
Loss on sale of receivables	-	13,963
Change in market value of warrants	77	555
Changes in assets and liabilities:
Accrued interest receivable	4,711	7,257
Other assets	24,669	(2,541)
Tax assets	-	4,968
Accounts payable and accrued expenses	2,694	(2,471)
Tax liabilities	-	(8,860)
Net cash provided by operating activities	77,998	108,637

Cash flows from investing activities:
Purchases of finance receivables held for investment	(2,539)	(289,760)
Proceeds received on finance receivables held for investment	321,821	487,396
Proceeds received on sale of receivables	-	159,855
Increases (decreases) in restricted cash and equivalents	21,243	2,567
Purchase of furniture and equipment	(532)	(147)
Net cash provided by investing activities	339,993	359,911

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	-	285,389
Proceeds from issuance of subordinated renewable notes	527	3,808
Proceeds from issuance of senior secured debt	-	25,000
Payments on subordinated renewable notes	(5,016)	(3,759)
Net proceeds from (repayments to) warehouse lines of credit	(4,748)	(227,232)
Proceeds from (repayments of) residual interest financing debt	(7,450)	2,321
Repayment of securitization trust debt	(400,751)	(543,091)
Payment of financing costs	(1,722)	(5,408)
Repurchase of common stock	(519)	(3,370)
Exercise of options and warrants	-	144
Net cash used in financing activities	(419,679)	(466,198)

Increase (decrease) in cash and cash equivalents	(1,688)	2,350

Cash and cash equivalents at beginning of period	22,084	20,880
Cash and cash equivalents at end of period	$20,396	$23,230

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$76,840	$98,997
Income taxes	$(12,374)	$460
Non-cash financing activities:
Common stock issued in connection with new senior secured debt	$-	$1,801
Warrants issued in connection with new senior secured debt	$-	$6,122
Warrants issued in connection with new warehouse line of credit	$822	$-
Non-cash investing and operating activities:
Residual interest in structured sale of receivables	$-	$2,452
Notes received upon structured sale of receivables	$-	$8,542

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim period presented. All such adjustments are, in the opinion of management, of a normal recurring nature.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the nine-month period ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

Other income consists primarily of gains recognized on our residual interest in securitizations, recoveries on previously charged off contracts from previously unconsolidated trusts, convenience fees charged to obligors for certain types of payment transaction methods and fees paid to us by dealers for certain direct mail services we provide.  The gain recognized related to the residual interest was $635,000 and $178,000 for the nine months ended September 30, 2009 and 2008, respectively. The recoveries on the charged-off contracts relate to contracts from previously unconsolidated trusts were $1.2 million and $1.7 million for the nine months ended

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008, respectively. The convenience fees charged to obligors, which can be expected to increase or decrease in rough proportion to increases or decreases in our managed portfolio, were $3.5 million and $4.3 million for the same periods, respectively. The direct mail revenues were $2.1 million and $4.2 million for the nine months ended September 30, 2009 and 2008, respectively.

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 “Accounting for Stock Based Compensation”.

For the nine months ended September 30, 2009 and 2008, we recorded stock-based compensation costs in the amount of $1.0 million and $953,000, respectively.  As of September 30, 2009, unrecognized stock-based compensation costs to be recognized over future periods equaled $3.7 million. This amount will be recognized as expense over a weighted-average period of 3.4 years.

The following represents stock option activity for the nine months ended September 30, 2009:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,320	$4.35	N/A
Granted	1,395	0.77	N/A
Exercised	-	-	N/A
Forfeited	(520)	4.45	N/A
Options outstanding at the end of period	7,195	$3.65	5.82 years
Options exercisable at the end of period	4,576	$4.01	4.35 years

At September 30, 2009, the aggregate intrinsic value of options outstanding and exercisable was $6,000 and $600,000, respectively. The total intrinsic value of options exercised was $50,000 for the nine months ended September 30, 2008. New shares were issued for all options exercised during the nine-month period ended September 30, 2008. There were no options exercised for the nine months ended September 30, 2009.  There were 1.3 million shares available for future stock option grants under existing plans as of September 30, 2009.

At the annual shareholders meeting in July 2009, our shareholders approved an amendment of the 2006 Long-term Equity Incentive Plan which will permit an exchange and repricing of eligible  outstanding options to purchase approximately 3.96 million shares with exercise prices ranging from $2.50 to $7.18 per share. Under this Option Exchange Program, eligible employees would be able to elect to exchange outstanding eligible options for new options with an exercise price of $1.50. This transaction will result in some additional compensation expense.  Assuming a market price for our stock of $1.00 per share on the date of the exchange, if all the options eligible for the Option Exchange Program are exchanged, we will incur additional compensation expense, in accordance with applicable accounting rules, of approximately $457,000 at the time of the exchange and approximately $232,000 over the remaining vesting periods of the exchanged options.  The actual amounts of additional compensation expense will vary to the extent the market price for our stock is more or less than $1.00 per share at the time of the exchange.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended
September, 30
2009
Risk-free interest rate	$1.98%
Expected term, in years	$5.4
Expected volatility	$79.28%
Dividend yield	$0%

Purchases of Company Stock

During the nine-month periods ended September 30, 2009 and 2008, we purchased 695,350 and 1,244,098 shares, respectively, of our common stock, at average prices of $0.75 and $2.71, respectively.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (“SFAS 166”) (ASC 860 10 65-2). SFAS 166 (ASC 860 10 65-2) limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities along with the exception from applying Financial Accounting Standards Board Interpretation (“FIN”) 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”) (ASC 810 10 25-20). The standard is effective for us beginning with the first quarter in 2010. We are currently evaluating the impact that SFAS 166 (ASC 860 10 65-2) will have on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) (ASC 810 10 25-20). The standard amends FIN 46(R) (ASC 810 10 25-20) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessment of whether a company is the primary beneficiary is also required by the standard. SFAS 167 (ASC 810 10 25-20) amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R) (810 10 25-20). SFAS 167 (ASC 810 10 25-20) is effective for us beginning with the first quarter in 2010. Comparative disclosures will be required for periods after the effective date. We are currently evaluating the impact that SFAS 167 (ASC 810 10 25-20) will have on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”) (ASC 105 10 65-1) as the source of authoritative generally accepted accounting principles for nongovernmental entities. SFAS 168 (ASC 105 10 65-1) is effective for interim and annual periods ending after September 15, 2009 and did not have any impact on our consolidated financial statements.

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

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables.  Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitization program, are no longer offering such guarantees.  From December 2008 until September 25, 2009  we had no available warehouse credit facilities.  On September 25, 2009 we entered into a $50 million two-year credit facility.  Unlike our recent former credit facilities, which limited the timeframe for eligible collateral to 180 days, collateral can remain eligible in this facility for the entire two-year term.  Consequently, we have no immediate plans to complete a term securitization.  The adverse changes that have taken place in the market have caused us to seek to conserve liquidity by reducing our purchases of automobile contracts to nominal levels. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  Without the waivers we have received from the related note insurers, we would have been in violation of certain financial and operating covenants relating to minimum net worth and maintenance of active warehouse facilities with respect to eight of our 17 currently outstanding securitization transactions with this filing.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

securitization or would be released to us. In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although the diversion of such cash and our termination as servicer have been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $593.6 million of the $1,012.8 million of securitization trust debt outstanding at September 30, 2009. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

 (2) Finance Receivables

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

	September 30,	December 31,
	2009	2008
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$1,016,398	$1,430,227
Less: Unearned acquisition fees and originations costs	(7,319)	(12,884)
Finance Receivables	$1,009,079	$1,417,343

The following table presents a summary of the activity for the allowance for credit losses for the nine-month periods ended September 30, 2009 and 2008:

	September 30,	September 30,
	2009	2008
	(In thousands)

Balance at beginning of period	$78,036	$100,138
Provision for credit losses on finance receivables	49,836	91,764
Charge offs	(116,949	(142,702)
Recoveries	22,143	23,590
Allowance attributable to receivables sold	-	(5,871)
Balance at end of period	$33,066	$66,919

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2009	2008
	(In thousands)
Gross balance of repossessions in inventory	$32,841	$47,452
Adjustment for losses on repossessed inventory	(25,009)	(32,690)
Net repossessed inventory included in other assets	$7,832	$14,762

(3) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2009	Principal	2009	2008	2009
	(Dollars in thousands)
CPS 2003-C	March 2010	$-	$87,500	$-	$1,023	-
CPS 2003-D	October 2010	-	75,000	-	1,704	-
CPS 2004-A	October 2010	700	82,094	791	3,277	4.32%
CPS 2004-B	February 2011	1,753	96,369	1,950	6,192	4.17%
CPS 2004-C	April 2011	2,830	100,000	3,151	8,223	4.24%
CPS 2004-D	December 2011	-	120,000	-	12,395	-
CPS 2005-A	October 2011	9,489	137,500	9,225	17,586	5.30%
CPS 2005-B	February 2012	13,116	130,625	12,570	21,991	4.67%
CPS 2005-C	March 2012	24,642	183,300	23,908	39,478	5.13%
CPS 2005-TFC	July 2012	6,686	72,525	6,686	12,333	5.76%
CPS 2005-D	July 2012	22,973	145,000	23,073	36,548	5.73%
CPS 2006-A	November 2012	48,529	245,000	48,346	73,257	5.33%
CPS 2006-B	January 2013	62,978	257,500	64,413	92,106	6.46%
CPS 2006-C	June 2013	70,376	247,500	72,653	101,716	5.76%
CPS 2006-D	August 2013	76,958	220,000	77,663	105,687	5.65%
CPS 2007-A	November 2013	120,008	290,000	119,033	160,122	5.58%
CPS 2007-TFC	December 2013	35,228	113,293	35,221	51,115	5.77%
CPS 2007-B	January 2014	149,344	314,999	149,414	195,800	6.10%
CPS 2007-C	May 2014	173,789	327,499	175,967	228,478	6.20%
CPS 2008-A	October 1, 2014	195,712	310,359	188,723	235,180	7.09%

		$1,015,111	$3,556,063	$1,012,787	$1,404,211

_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $158.1 million in 2009, $470.3 million in 2010, $262.6 million in 2011, $103.1 million in 2012 and $18.7 million in 2013.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

such subsidiaries, but not by our other assets. Principal of $874.3 million, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

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

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of September 30, 2009, restricted cash under the various agreements totaled approximately $132.2 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Interest Income

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
	(In thousands)		(In thousands)
Interest on Finance Receivables	$48,813	$86,628	$163,737	$278,102
Residual interest income	346	134	1,012	493
Other interest income	161	944	710	3,329
Interest income	$49,320	$87,706	$165,459	$281,924

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSINIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(5) Earnings (Loss) Per Share

Earnings (loss) per share for the three and nine-month periods ended September 30, 2009 and 2008 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during
the period used to compute basic earnings (loss) per share	18,583	19,693	18,776	19,275
Incremental common shares attributable to exercise of
outstanding options and warrants	-	-	-	-
Weighted average number of common shares used to compute
diluted earnings (loss) per share	18,583	19,693	18,776	19,275

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings (loss) per share calculation for the three-month and nine-month periods ended September 30, 2009 would have included an additional 2.8 million shares attributable to the exercise of outstanding options and warrants. For the three- and nine-month periods ended September 30, 2008, an additional 1.6 million and 949,000 shares, respectively, would have been included that are attributable to outstanding options and warrants.

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

We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2009, we recognized $53,000 of potential interest and penalties, net of a reversal of interest and penalties previously accrued relating to periods no longer subject to examination by taxing authorities. To the extent interest and penalties are not assessed with respect to uncertain tax positions, portions of the amounts accrued will be reversed, and reflected as a reduction of the overall income tax provision.

We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations prior to December 31, 2009.

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

future periods is not more than likely. Our net deferred tax asset of $52.7 million as of September 30, 2009 is net of a valuation allowance of $4.5 million as of September 30, 2009.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit will not be realized. The expense to create the valuation allowance is recorded as additional income tax expense in the period the valuation allowance is established. During the first nine months of 2009, we increased our valuation allowance by $3.5 million.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $52.7 million is more likely than not, based on expectations as to future taxable income in the jurisdictions in which we operate and available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. Our net deferred tax asset of $52.7 million is net of a valuation allowance of $4.5 million and consists of approximately $48.8 million of net U.S. federal deferred tax assets and $3.9 million of net state deferred tax assets.  The major components of the deferred tax asset are $27.4 million in net operating loss carryforwards and built in losses, and $22.2 million in net deductions that have not yet been taken on a tax return. We estimate that we would need to generate approximately $127.5 million of taxable income during the applicable carryforward periods to realize fully our federal and state deferred tax assets. The federal net operating losses begin to expire in 2028. The state net operating losses begin to expire in 2013.

As a result of the losses incurred in 2008 and 2009, we are in a three-year cumulative pretax loss position as of September 30, 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. However, we have concluded that there is sufficient positive evidence to overcome this negative evidence.  First, relatively recently, from 2003 through 2007, we generated approximately $107.0 million in taxable income.  In addition, we recognized a $14.0 million loss on the September 2008 securitization that was structured as a sale for financial accounting purposes.  Since our inception in 1991, we have completed 49 securitizations of approximately $6.6 billion in contracts and had never recognized a loss until the September 2008 securitization.  We view this securitization as an anomaly created by the unusual and adverse market conditions at the time.  Furthermore, our managed portfolio at September 30, 2009 includes approximately $1.0 billion of finance receivables, virtually all of which are financed with fixed-rate, full term structured securitizations.  As such, we believe our managed portfolio can be considered a backlog of future interest income revenue.

Our core business has produced earnings in the past, even with intermittent loss periods resulting from economic cycles not unlike, although not as severe as, the current economic downturn.  We believe that our recent losses are largely attributable to the current recessionary economy and heightened unemployment together with temporary disruptions in the capital markets, rather than to a fundamental flaw in our business model.   We forecast sufficient taxable income in the carryforward period to realize fully our deferred tax assets, exclusive of tax planning strategies, even under stressed scenarios.  Regarding the estimate of future taxable income, we have projected pretax earnings based upon our core business that we intend to conduct going forward. We have taken steps to reduce our cost structure and have adjusted the contract interest rates and purchase prices applicable to our purchases of automobile contracts from dealers. We appear to be able to

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
increase our acquisition fees and reduce our purchase prices because of lessened competition for our services.  Our forecasts do assume, however, that we are able to obtain warehouse and long-term financing so that we may again originate significant volumes of new receivables.  Since December 2008, we have seen a significant recovery in the asset-backed securitization market, which has been stimulated by the government’s Term Asset-Backed Securities Loan Facility (“TALF”).  There can be no assurance, however, that we will in fact be able to obtain such financing.   Taking these items into account, we project generating sufficient pretax earnings within the carryforward period to realize our deferred tax assets.

Nevertheless, the amount of the deferred tax asset considered realizable, however, could be significantly reduced in the future if adverse developments cause us to lower our estimates of future taxable income during the carryforward period. Based upon the foregoing discussion, as well as tax planning opportunities and other factors discussed below, we have concluded that the U.S. and state net operating loss carryforward periods provide enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating loss that would be created by the reversal of the future net deductions which have not yet been taken on a tax return. We have also examined tax planning strategies available to us in accordance with FASB ASC 740 which would be employed, if necessary, to prevent a carryforward from expiring.  Our projection of sufficient earnings is a forward-looking statement, and there can be no assurance that our projections of such earnings will be correct.

 (7) Legal Proceedings

Stanwich Litigation. We were for some time a defendant in a class action (the “Stanwich Case”) brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the “Settlement Payments”) under out-of-court settlements reached with third party defendants. Stanwich Financial Services Corp. (“Stanwich”), then an affiliate of our former chairman of the board of directors, is the entity that was obligated to pay the Settlement Payments. Stanwich had defaulted on its payment obligations to the plaintiffs and in September 2001 filed for reorganization under the Bankruptcy Code, in the federal Bankruptcy Court of Connecticut.  By February 2005, we had settled all claims brought against us in the Stanwich Case.

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

COSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We have recorded a liability as of September 30, 2009 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

(8) Employee Benefits

We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and nine-month periods ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-	$-	$-
Interest Cost	237	237	711	710
Expected return on assets	(175)	(305)	(525)	(915)
Amortization of transition (asset)/obligation	-	-	-	-
Amortization of net (gain) / loss	169	41	507	123
Net periodic cost (benefit)	$231	$(27)	$693	$(82)

We did not make any contributions to the Plan during the nine-month period ended September 30, 2009 and we do not anticipate making any contributions for the remainder of 2009.

 (9) Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") (ASC 820 10 65). SFAS No. 157 (ASC 820 10 65) clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

SFAS No. 157 (ASC 820 10 65) defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The three levels are defined as follows: level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained certain assets that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained are $8.5 million of notes, which are classified as level 2 because we sold similar assets in the transaction. We use the price at which those similar notes were sold to value the securities retained.  The residual interest in such securitization is $2.5 million and is classified as level 3. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 33% per annum. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using Level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2009, the finance receivables related to the repossessed vehicles in inventory totaled $32.8 million. We have applied a valuation adjustment of $25.0 million, resulting in an estimated fair value and carrying amount of $7.8 million.

The table below presents a reconciliation for Level 3 assets measured at fair value on a recurring basis using significant inputs::

Residual
Interest in
Securitizations

Balance at January 1, 2009	$3,582
Transfers into Level 3	-
Included in earnings	562
Balance at September 30, 2009	$4,144

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of September 30, 2009 and December 31, 2008, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
Financial Instrument	Value	Value	Value	Value
	(In thousands)
Cash and cash equivalents	$20,396	$20,396	$22,084	$22,084
Restricted cash and equivalents	132,236	132,236	153,479	153,479
Finance receivables, net	976,013	937,872	1,339,307	1,312,148
Residual interest in securitizations	4,144	4,144	3,582	3,582
Accrued interest receivable	10,193	10,193	14,903	14,903
Warehouse lines of credit	5,171	5,171	9,919	9,919
Accrued interest payable	4,517	4,517	5,605	5,605
Residual interest financing	59,850	59,850	67,300	67,300
Securitization trust debt	1,012,787	1,006,632	1,404,211	1,378,271
Senior secured debt	20,842	20,842	20,105	20,105
Subordinated renewable notes	21,232	21,232	25,721	25,721

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2009, we have purchased a total of approximately $8.7 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions we made in 2002, 2003 and 2004.  Unlike recent prior years, our managed portfolio decreased in 2009 from the previous year due to our strategy of decreasing contract purchases to conserve our liquidity in response to adverse economic conditions as discussed further below.  Our total managed portfolio, net of unearned interest on pre-computed automobile contracts, was approximately $1,197.3 million at September 30, 2009 compared to $1,829.5 million at September 30, 2008.

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

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables.  Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitization program, are no longer offering such guarantees.  From December 2008 until September 25, 2009  we had no available funding facilities.  On September 25, 2009 we entered into a $50 million two-year credit facility.  Unlike our recent former credit facilities which limited the timeframe for eligible collateral to 180 days, collateral can remain eligible in this facility for the entire two-year term.  Consequently, we have no immediate plans to complete a term securitization.  The adverse changes that have taken place in the market have caused us to seek to conserve liquidity by reducing our purchases of automobile contracts to nominal levels. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  Without the waivers we have received from the related note insurers, we  would have been in violation of certain financial and operating covenants relating to minimum net worth and maintenance of active warehouse facilities with respect to eight of our 17 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although the diversion of such cash and our termination as servicer have been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $593.6 million of the $1,012.8 million of securitization trust debt outstanding at September 30, 2009. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2009 with the three months ended September 30, 2008

Revenues.  During the three months ended September 30, 2009, revenues were $52.8 million, a decrease of $38.9 million, or 42.4%, from the prior year revenue of $91.7 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended September 30, 2009 decreased $38.4 million, or 43.8%, to $49.3 million from $87.7 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $839,000 in the three months ended September 30, 2009 increased $604,000, or 257.0%, from $235,000 in the prior year.  The increase in servicing fees is the result of our September 2008 securitization that was structured as a sale for financial accounting purposes and on which we earn a base servicing fee.  During 2008 we also earned base servicing fees on a portfolio which we have serviced for SeaWest Financial Corporation since April 2004, which has declined to an immaterial amount as of September 30, 2009.  As of September 30, 2009 and 2008, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2009		September 30, 2008
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$1,049.3	87.6%	$1,633.8	89.3%
Owned by Non-Consolidated Subsidiaries	148.0	12.4%	195.6	10.7%
Third Party Portfolio	-	0.0%	0.1	0.0%
Total	$1,197.3	100.0%	$1,829.5	100.0%

At September 30, 2009, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,197.3 million (this amount includes $148.0 million of automobile contracts on which we earn servicing fees, own 5.0% of the asset-backed notes issued by the related trust, and own a residual interest), compared to a managed portfolio with an outstanding principal balance of $1,829.5 million as of September 30, 2008. At September 30, 2009 and 2008, the managed portfolio composition was as follows:

	September 30, 2009		September 30, 2008
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$1,169.4	97.7%	$1,777.1	97.1%
TFC	27.9	2.3%	52.1	2.8%
MFN	-	0.0%	-	0.0%
SeaWest	-	0.0%	0.2	0.0%
Third Party Portfolio	-	0.0%	0.1	0.0%
Total	$1,197.3	100.0%	$1,829.5	100.0%

Other income decreased by $1.1 million, or 29.5%, to $2.7million in the three months ended September 30, 2009 from $6.8 million during the prior year.  Other income consists primarily of convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for training, potential customer targeting and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.

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

Total operating expenses were $57.1 million for the three months ended September 30, 2009, compared to $104.4 million for the prior year, a decrease of $47.2 million, or 45.3%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it, plus reduced expenses associated with significantly lower volumes of new contract purchases compared to the prior period.  Operating expenses for the three-month period ended September 30, 2008 included a loss of $14.0 million resulting from the sale of $198.7 million of our receivables to a third party.

Employee costs decreased by $4.2 million, or 34.0%, to $8.2 million during the three months ended September 30, 2009, representing 14.4% of total operating expenses, from $12.5 million for the prior year, or 11.9% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new purchases of automobile contracts.  At September 30, 2009 we had 489 employees compared to 753 employees at September 30, 2008.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $5.6 million, a decrease of 25.7%, compared to the previous year and represented 9.7% of total operating expenses.

Interest expense for the three months ended September 30, 2009 decreased $14.8 million, or 36.1%, to $26.2 million, compared to $41.0 million in the previous year. The decrease is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt decreased by $11.1 million in the three months ended September 30, 2009 compared to the prior year.  Interest expense on senior secured and subordinated debt decreased by $124,000.  Interest expense on residual interest financing decreased $893,000 in the three months ended September 30, 2009 compared to the prior year.  The outstanding balances of our aggregate subordinated debt and our residual interest debt have been decreased through repayments since the prior year period.  Interest expense on warehouse debt decreased by $2.6 million for the three months ended September 30, 2009 compared to the prior year.  In the prior year period, we had access to two warehouse credit facilities totaling $400 million in financing capacity.  During that period we were actively purchasing new contracts and financing such purchases with these facilities that had, in the aggregate significant outstanding balances during the three-month period ended September 30, 2008. As of September 30, 2009, our newly established credit facility had an outstanding balance of $5.2 million.

Provision for credit losses was $15.3 million for the three months ended September 30, 2009, a decrease of $10.7 million, or 70.1% compared to the prior year and represented 26.7% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable credit losses that can be reasonable estimated.  The decrease in provision expense is the result of the decrease in the size of the portfolio and the smaller volumes of new contract purchases in the current period compared to the prior period.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn salary and commissions based on our volume of contract purchases and also on sales of training programs, potential customer targeting, and direct mail products that we offer our dealers.  Marketing expenses decreased by $1.5 million, or 63.0%, to $895,000, compared to $2.4 million in the previous year, and represented 1.6% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the three months ended September 30, 2009 as compared to the prior year.  During the three months ended September 30, 2009, we purchased 37 automobile contracts aggregating $506,000, compared to 2,227 automobile contracts aggregating $33.6 million in the prior year.  The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Occupancy expenses decreased by $147,000 or 15.1%, to $825,000 compared to $972,000 in the previous year and represented 1.5% of total operating expenses.

Depreciation and amortization expenses increased $55,000, or 43.9%, to $182,000 from $126,000 in the previous year.

For the three months ended September 30, 2009, we recorded no tax provision or benefit.  As of September 30, 2009, our net deferred tax asset of $52.7 million is net of a valuation allowance of $4.5 million and consists of approximately $48.8 million of net U.S. federal deferred tax assets and $3.9 million of net state deferred tax assets.  The major components of the deferred tax asset are $27.4 million in net operating loss carryforwards and built in losses and $22.2 million in net deductions which have not yet been taken on a tax return.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Comparison of Operating Results for the nine months ended September 30, 2009 with the nine months ended September 30, 2008

Revenues.  During the nine months ended September 30, 2009, revenues were $177.2 million, a decrease of $116.6 million, or 39.7%, from the prior year revenue of $293.8 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the nine months ended September 30, 2009 decreased $116.5 million, or 41.3%, to $165.5 million from $281.9 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $2.8 million in the nine months ended September 30, 2009 increased $1.9 million, or 197.9%, from $943,000 in the prior year.  The increase in servicing fees is the result of our September 2008 securitization that was structured as a sale for financial accounting purposes and on which we earn a base servicing fee.  During 2008 we also earned base servicing fees on a portfolio which we have serviced for SeaWest Financial Corporation since April 2004, which has declined to an immaterial amount as of September 30, 2009.  As of September 30, 2009 and 2008, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2009		September 30, 2008

	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$1,049.3	87.6%	$1,633.8	89.3%
Owned by Non-Consolidated Subsidiaries	148.0	12.4%	195.6	10.7%
Third Party Portfolio	-	0.0%	0.1	0.0%
Total	$1,197.3	100.0%	$1,829.5	100.0%

At September 30, 2009, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,197.3 million (this amount includes $148.0 million of automobile contracts on which we earn servicing fees, own 5.0% of the asset-backed notes issued by the related trust, and own a residual interest), compared to a managed portfolio with an outstanding principal balance of $1,979.5 million as of September 30, 2008. At September 30,

	September 30, 2009		September 30, 2008
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$1,169.4	97.7%	$1,777.1	97.1%
TFC	27.9	2.3%	52.1	2.8%
MFN	-	0.0%	-	0.0%
SeaWest	-	0.0%	0.2	0.0%
Total	$1,197.3	100.0%	$1,829.5	100.0%

Other income decreased by $2.0 million, or 18.4%, to $8.9 million in the nine months ended September 30, 2009 from $10.9 million during the prior year.  Other income consists primarily of convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for training, potential customer targeting and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.

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

Total operating expenses were $188.0 million for the nine months ended September 30, 2009, compared to $300.0 million for the prior year, a decrease of $112.0 million, or 37.3%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it, plus reduced expenses associated with significantly lower volumes of new contract purchases compared to the prior period.

Employee costs decreased by $12.4 million, or 31.8%, to $26.5 million during the nine months ended September 30, 2009, representing 14.1% of total operating expenses, from $38.8 million for the prior year, or 12.9% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new purchases of automobile contracts.  At September 30, 2009 we had 489 employees compared to 753 employees at September 30, 2008.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $18.0 million, a decrease of 19.6%, compared to the previous year and represented 9.6% of total operating expenses.

Interest expense for the nine months ended September 30, 2009 decreased $33.7 million, or 27.8%, to $87.3 million, compared to $121.0 million in the previous year. The decrease is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet.  Interest on securitization trust debt decreased by $25.3 million in the nine months ended September 30, 2009 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $2.5 million as a result of our issuance in June 2008 and July 2008 of senior secured notes of $10.0 million $15.0 million, respectively.  Interest expense on residual interest financing decreased $1.2 million in the nine months ended September 30, 2009 compared to the prior year.  Interest expense on warehouse debt decreased by $9.6 million for the nine months ended September 30, 2009 compared to the prior year.  In the prior year period, we had access to two warehouse credit facilities totaling $400 million in financing capacity.  During that period we were actively purchasing new contracts and financing such purchases with these facilities that had, in the aggregate, significant outstanding balances during the nine-month period ended September 30, 2008.  As of September 30, 2009, our newly established credit facility had an outstanding balance of $5.2 million.

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

Provision for credit losses was $49.8 million for the nine months ended September 30, 2009, a decrease of $41.9 million, or 45.7% compared to the prior year and represented 26.5% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable credit losses that can be reasonable estimated.  The decrease in provision expense is the result of the decrease in the size of the portfolio and the smaller volumes of new contract purchases in the current period compared to the prior period.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.  Our marketing representatives earn salary and commissions based on our volume of contract purchases and also on sales of training programs, potential customer targeting, and direct mail products that we offer our dealers.  Marketing expenses decreased by $5.7 million, or 65.6%, to $3.0 million, compared to $8.7 million in the previous year, and represented 1.6% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the nine months ended September 30, 2009 as compared to the prior year.  During the nine months ended September 30, 2009, we purchased 191 automobile contracts aggregating $2.5 million, compared to 19,278 automobile contracts aggregating $289.6 million in the prior year.  The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Occupancy expenses were $2.8 million for the nine months ended September 30, 2009 and were basically unchanged from the prior period.

Depreciation and amortization expenses increased $162,000, or 44.6%, to $526,000 from $364,000 in the previous year.

For the nine months ended September 30, 2009, we recorded no tax provision or benefit.  As of September 30, 2009, our net deferred tax asset of $52.7 million is net of a valuation allowance of $4.5 million and consists of approximately $48.8 million of net U.S. federal deferred tax assets and $3.9 million of net state deferred tax assets.  The major components of the deferred tax asset are $27.4 million in net operating loss carryforwards and built in losses and $22.2 million in net deductions which have not yet been taken on a tax return.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

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

Delinquency Experience (1)
CPS, MFN, TFC and SeaWest Combined

	September 30, 2009		September 30, 2008		December 31, 2008
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
			(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	119,721	$1,197,706	154,516	$1,830,727	145,564	$1,665,036
Period of delinquency (2)
31-60 days	3,266	30,347	4,971	55,373	3,733	39,798
61-90 days	2,102	20,860	2,127	23,379	2,376	26,549
91+ days	1,754	18,301	1,558	16,521	2,424	27,243
Total delinquencies (2)	7,122	69,508	8,656	95,273	8,533	93,590
Amount in repossession (3)	4,062	36,204	3,963	45,312	4,262	49,357
Total delinquencies and amount in repossession (2)	11,184	$105,712	12,619	$140,585	12,795	$142,947

Delinquencies as a percentage of gross servicing portfolio	. 5.9%	5.8%	5.6%	5.2%	5.9%	5.6%
Total deliquencies and amoun in repossession as
a perscentage of gross sevicing portfolio	9.3%	8.8%	8.2%	7.7%	8.8%	8.6%

___________________________________
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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1)
CPS, MFN, TFC and SeaWest Combined

	September 30,	September 30,	December 31,
	2009	2008	2008
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,390,959	2,005,504	$1,934,003
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	$10.4%	7.1%	7.7%

_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   September 30, 2009 and September 30, 2008 percentage represents nine months ended September 30, 2009 and September 30, 2008 annualized. December 31, 2008 represents 12 months ended December 31, 2008.

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

Net cash provided by operating activities for the nine-month period ended September 30, 2009 was $78.0 million compared to net cash provided by operating activities for the nine-month period ended September 30, 2008 of $108.6 million. Cash provided by operating activities is affected by our net earnings, or loss, before provisions for credit losses.

Net cash provided by investing activities for the nine-month period ended September 30, 2009 was $340.0 million compared to net cash provided by investing activities of $359.9 million in the prior year period.  Cash flows from investing activities has primarily related to purchases of automobile contracts less principal amortization on our consolidated portfolio of automobile contracts.  The adverse changes that have taken place in the securitization market since the fourth quarter of 2007 have caused us to curtail our purchases of automobile contracts in order to preserve liquidity.

Net cash used by financing activities for the nine months ended September 30, 2009 was $419.7 million compared to net cash used by financing activities of $466.2 million in the prior year period. Cash used by financing activities is generally related to the repayment of securitization trust debt net of any new issuances of securitization trust debt.  We repaid $400.8 million in securitization trust debt in the nine months ended September 30, 2009 compared to $543.1 million in the prior year period.  However, our securitization trust debt repayments during the nine months ended September 30, 2008 were offset by proceeds of  $285.4 million from the issuance of new securitization trust debt.  We have not issued any new securitization trust debt thus far in 2009.

We purchase automobile contracts from dealers for a cash price computed by reference to their principal amounts,  reduced by an acquisition fee. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. At January 1, 2008, we had $425 million in warehouse credit capacity, in the form of two $200 million senior facilities, and one $25 million subordinated facility.  One $200 million facility provided funding for automobile contracts purchased under the TFC programs while both warehouse facilities provided funding for automobile contracts purchased under the CPS programs. The subordinated facility was established on January 12, 2007 and expired by its terms in April 2008.  From December 2008 until September 25, 2009  we had no available funding facilities and reduced our volume of contract purchases to nominal levels.  On September 25, 2009, we entered into a $50 million, two-year revolving credit agreement with Fortress Credit Corp. ("Fortress").  The Fortress agreement allows advances to us of up to 75% of the principal balance of eligible collateral that are secured by automobile receivables that we now hold or may purchase in the future from dealers.

Loans under the Fortress agreement bear interest at a floating rate equal to one-month LIBOR plus 12.00%, but in all events no less than 14.00% per year. As of September 30, 2009, $5.2 million was outstanding under this facility. As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant).  Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of that other warrant from $1.44 per share to $1.407 per share and increasing the number of shares available for purchase to 1,600,991.

The first of two warehouse facilities in place at January 1, 2008 as mentioned above was provided by an affiliate of Bear, Stearns and was structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Three Funding, LLC. This facility was established on November 15, 2005, and expired on November 6, 2008.  On November 8, 2006 the facility was increased from $150 million to $200 million and the maximum advance rate was increased to 83% from 80% of eligible contracts, subject to collateral tests and certain other conditions and covenants. On January 12, 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%.  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations.  Senior notes under this facility accrued interest at a rate of one-month LIBOR plus 2.50% per annum while the subordinated notes accrued interest at a rate of one-month LIBOR plus 5.50% per annum.

The second of two warehouse facilities in place at January 1, 2008 was provided by an affiliate of UBS AG and was similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC.  This facility was entered into on June 30, 2004.  On June 30, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs.  The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants.  On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants. In February 2007 the facility was amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%.  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields for bonds issued in our term securitizations.  Senior notes under this facility accrue interest at a rate of one-month LIBOR plus 9.85% per annum.  The facility was amended in December 2008 to eliminate future advances and provide for repayment of the notes from proceeds collected on the underlying pledged receivables, plus certain future scheduled principal reductions until its maturity in September 2009, at which time we intend to pay any amounts then outstanding from our available cash. As of September 30, 2009,  all amounts due under this facility had been repaid.

We securitized $509.0 million in auto contracts in two private placement transactions in 2008.  Our April 2008 transaction was structured as a secured financing and, therefore, resulted in no gain or loss on sale.  The September 2008 transaction was structured as a sale for financial accounting purposes and resulted in a loss on sale of $14.0 million.  We did not securitize any contracts during the nine-month period ended September 30, 2009.

In July 2007, we established a combination term and revolving residual credit facility, and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all the conditions and extended the maturity of the term note.  In conjunction with the July 2008 amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429 and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  As of September 30, 2009 the aggregate indebtedness under this facility was $59.9 million.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,600,991 shares of our common stock, at an exercise price of $1.407 per share; and (ii) warrants that we refer to as the N Warrants, which are exercisable for 283,985 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008. The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of September 30, 2009, we had unrestricted cash of $20.4 million.  We have $44.8 million available under our Fortress facility (subject to available eligible collateral) and no immediate plans to complete a securitization.  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a merely nominal level, and, wherever appropriate, reducing our operating costs.  There can be no assurance that we will be able to obtain additional future funding facilities or to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would continue to decrease.

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

(d) Stock-based compensation

For the nine months ended September 30, 2009 and 2008, we recorded $1.0 million and $953,000 respectively, in stock-based compensation costs, resulting from grants of options during the period and vesting of previously granted options. As of September 30, 2009, there were $3.7 million in unrecognized stock-based compensation costs to be recognized over future periods.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2009 and December 31, 2008, we had approximately $1,119.9 million and $1,527.3 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2008, primarily of $1,404.2 million of securitization trust debt, and also included $9.9 million of warehouse indebtedness, $67.3 million of residual interest financing, $20.1 million of senior secured debt and $25.7 million owed under a subordinated notes program. At September 30, 2009, such debt consisted primarily of $1,012.8 million of securitization trust debt, and also included $5.2 million of warehouse indebtedness, $59.9 million of residual interest financing, $20.8 million of senior secured debt, and $21.2 million owed under a subordinated notes program. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we purchased a total of 234,807 shares of our common stock, as described in the following table:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs

July 2009	-	$-	-	$1,980,373
August 2009	108,812	0.91	108,812	$1,881,210
September 2009	125,995	0.92	125,995	$1,765,147

Total	234,807	$0.92	234,807

____________________

(1) Each monthly period is the calendar month.

Item 4.                      Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on July 17, 2009. At the meeting, each of the six nominees to the Board of Directors was elected for a one-year term by the shareholders, with votes cast as follows:

Nominee	Votes For	Votes Withheld
Charles E. Bradley, Jr.	16,181,115	378,279
Chris A. Adams	16,203,311	356,080
Brian J. Rayhill	16,191,163	368,228
William B. Roberts	15,929,663	629,728
Gregory S. Washer	15,931,235	628,156
Daniel S. Wood	15,930,335	629,056

The shareholders also approved the two other proposals placed before the annual meeting. Those proposals were (i) to ratify the appointment of Crowe Horwath, LLP as independent auditors of the Company for the fiscal year ending December 31, 2009, and (ii) to approve an amendment to our 2006 Long-Term Equity Incentive Plan, which amendment permits an exchange and repricing of outstanding options. Votes on the proposals were cast as follows:

	Ratification of Selection of Independent Auditors	Amendment of our 2006 Long-Term Equity Incentive Plan
For	16,381,267	6,630,936
Against	156,236	3,179,603
Abstain	21,888	54,153
Broker Non-votes	0	6,694,699

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

10.26	Revolving Loan Note dated September 25, 2009

10.27	Warrant dated September 25, 2009 to purchase 1,158,087 common shares.

10.28	Revolving Credit Agreement dated September 25, 2009

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.

32	Section 1350 Certifications.*

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

Date: November 16, 2009

By:  /s/   CHARLES E. BRADLEY, JR.

Charles E. Bradley, Jr.

President and Chief Executive Officer

(Principal Executive Officer)

Date: November 16, 2009

By:  /s/   JEFFREY P. FRITZ

Jeffrey P. Fritz

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)