Form 10-K
period 2009-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2010-04-01
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
Yes [   ]No  [ X ]

The aggregate market value of the 15,473,224 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $0.59 per share reported by Nasdaq as of June 30, 2009, was approximately $9,129,202. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 23, 2010 was 17,657,052.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2010 annual shareholders meeting is incorporated by reference into Part III hereof.

 TABLE OF CONTENTS

PART I

Item 1.	Business	1

Item 1A.	Risk Factors	11

Item 1B.	Unresolved Staff Comments	19

Item 2.	Property	19

Item 3.	Legal Proceedings	19

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 4A.	Executive Officers of the Registrant	20

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	22

Item 6.	Selected Financial Data	23

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	26

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 8.	Financial Statements and Supplementary Data	41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41

Item 9A.	Controls and Procedures	41

Item 9B.	Other Information	42

PART III

Item 10.	Directors and Executive Officers of the Registrant	42

Item 11.	Executive Compensation	42

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42

Item 13.	Executive Compensation	42

Item 14.	Principal Accountant Fees and Services	42

PART IV

Item 15.	Exhibits, Financial Statement Schedules	43

PART I

Item 1. Business

Overview

We are a specialty finance company.  Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories, low incomes or past credit problems, who we refer to as sub-prime customers.  We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in three merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) directly originated an immaterial amount of vehicle purchase money loans by lending money directly to consumers.  In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through December 31, 2009, we have purchased a total of approximately $8.7 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions in 2002, 2003 and 2004.  In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by entities not affiliated with us.  During 2008 and 2009, unlike recent prior years, our managed portfolio decreased from the previous year due to our strategy of decreasing contract purchases to conserve our liquidity in response to adverse economic conditions, as discussed further below.  Our total managed portfolio was approximately $1,194.7 million at December 31, 2009 compared to $1,664.1 million at December 31, 2008, $2,162.2 million as of December 31, 2007 and $1,565.9 million as of December 31, 2006.

We are headquartered in Irvine, California, where most operational and administrative functions are centralized.  All credit and underwriting functions are performed in our California headquarters, and we service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

We direct our marketing efforts primarily to dealers, rather than to consumers.  We establish relationships with dealers through our employee marketing representatives who contact a prospective dealer to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Marketing representatives may either be located in our Irvine headquarters or, in some cases, work from their homes and support dealers in their geographic area and are obligated to represent us exclusively. Our marketing representatives present the dealer with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts.  As of December 31, 2009, we had 15 marketing representatives and we were actively receiving applications from 1,583 dealers in 43 states.  Current levels of marketing representatives and dealers are a significant reduction from December 31, 2007 when we had 134 marketing representatives and were actively receiving applications from 10,255 dealers.  During 2008 and thereafter, we significantly reduced our presence in the marketplace in response to economic conditions as discussed further below.  As of December 31, 2009, approximately 89% of our dealers were franchised new car dealers that sell both new and used vehicles and the remainder were independent used car dealers. For the year ended December 31, 2009, approximately 92% of the automobile contracts purchased under our programs consisted of financing for used cars and 8% consisted of financing for new cars, as compared to 88% financing for used cars and 12% for new cars in the year ended December 31, 2008.   We purchase contracts in our own name (“CPS”) and, until July 2008, also purchased contracts in the name of our wholly-owned subsidiary, The Finance Company ("TFC").  Programs marketed under the CPS name serve a wide range of sub-prime customers, primarily through franchised new car dealers. Our TFC program served vehicle purchasers enlisted in the U.S. Armed Forces, primarily through independent used car dealers.  In July 2008, we suspended contract purchases under our TFC program.

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

Historically, we have depended upon the availability of short-term warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 49 term securitizations of approximately $6.6 billion in contracts. We conducted four term   securitizations in 2006, four in 2007, and two in 2008. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes.  We did not conduct any securitization transactions in 2009.

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  In November 2008, we lost the ability to draw against available warehouse facilities, causing us to conserve liquidity by reducing our purchases of automobile contracts to nominal levels. However, in September 2009 we entered into a $50 million revolving credit facility that allows advances against new purchases of automobile contracts.  This facility has provided us the liquidity to gradually increase our contract purchases from dealers.  Moreover, during 2009 and to date in 2010 we have observed an increase in demand for asset-backed securities, including, securities backed by sub-prime automobile receivables.  Nevertheless, if the current adverse circumstances that have affected the capital markets should worsen, we may again curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

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

Current economic conditions have negatively affected many aspects of our industry.  First, as stated above, there is reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables.  Second, lenders who previously provided short-term warehouse financing for sub-prime automobile finance companies such as ours are reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, broad economic weakness and increasing unemployment during 2008 and 2009 made many of the obligors under our receivables less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

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

Originations

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review.  We believe the dealer’s decision to choose a financing source is based primarily on: (i) the monthly payment made available to the dealer's customer; (ii) the purchase price offered to the dealer for the contract; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source.  Dealers can send credit applications to us by entering the necessary data on our website, by fax, or through one of several third-party application aggregators. For the year ended December 31, 2009, we received approximately 82% of all applications through DealerTrack (the industry leading dealership application aggregator), 10% via our website and 8% via fax or other aggregators. Our automated application decisioning system produced our response within minutes to about 94% of those applications.

Upon receipt of information from a dealer, we immediately order a credit report to document the buyer's credit history. If, upon review by our proprietary automated decisioning system, or in some cases, one of our credit analysts, we determine that the automobile contract meets our underwriting criteria, or would meet such criteria with modification, we request and review further information and, ultimately, decide whether to approve the automobile contract for purchase. When presented with an application, we attempt to notify the dealer within one hour as to whether we would purchase the related automobile contract.

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2009, no dealer accounted for more than 8% of the total number of automobile contracts we purchased.  The following table sets forth the geographical sources of the automobile contracts purchased by us (based on the addresses of the customers as stated on our records) during the years ended December 31, 2009 and 2008. See "Management's Discussion and Analysis."

	Contracts Purchased During the Year Ended (1)
	December 31, 2009		December 31, 2008
	Number	Percent (2)	Number	Percent (2)
California	154	25.9%	2,166	11.6%
Pennsylvania	49	8.2%	1,301	7.0%
Florida	44	7.4%	1,744	9.3%
Texas	40	6.7%	1,320	7.1%
Other States	308	51.8%	12,176	65.1%
Total	595	100.0%	18,707	100.0%

(1)
Automobile contracts purchased by TFC are not included because such purchases accounted for less than 10% of the total purchases during the year and are not representative of automobile contracts purchased under our CPS programs.

(2)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
	Amount	Percent (1)	Amount	Percent (1)
State based on obligor's residence	($ in millions)
California	$145.9	12.2%	$191.0	11.5%
Texas	127.6	10.7%	176.1	10.6%
Florida	89.5	7.5%	134.0	8.1%
Illinois	73.4	6.1%	64.6	3.9%
All others	758.3	63.5%	1,098.4	66.0%
Total	$1,194.7	100.0%	$1,664.1	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

We purchase automobile contracts under our programs from dealers at a price generally computed as the total amount financed under the automobile contracts, adjusted for an acquisition fee, which may either increase or decrease the automobile contract purchase price paid by us. The amount of the acquisition fee, and whether it results in an increase or decrease to the automobile contract purchase price, is based on the perceived credit risk of and, in some cases, the interest rate on the automobile contract.  For the years ended December 31, 2009, 2008 and 2007, the average acquisition fee charged per automobile contract purchased under our CPS programs was $1,508, $592 and $209, respectively, or 11.7%, 3.9% and 1.4%, respectively, of the amount financed.  The significant increase in acquisition fees since 2007 reflects both our strategy to conserve liquidity and also less competition in the marketplace for the types of sub-prime contracts that we typically purchase.

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

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 77% of our new contract originations in 2009 and 76% of our new contract originations in 2008 and 2007, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we purchased automobile contracts during the years ended December 31, 2009, 2008 and 2007.

	Contracts Purchased During the Year Ended (1)
	December 31, 2009		December 31, 2008		December 31, 2007
	(dollars in thousands)
	Amount Financed	Percent (2)	Amount Financed	Percent (2)	Amount Financed	Percent (2)
Preferred	$204	2.4%	$13,211	4.7%	$55,717	4.5%
Super Alpha	1,158	13.5%	33,726	11.9%	153,410	12.3%
Alpha Plus	1,527	17.8%	50,823	18.0%	215,248	17.3%
Alpha	3,738	43.5%	123,933	43.9%	523,259	42.0%
Standard	830	9.7%	15,332	5.4%	116,424	9.3%
Mercury / Delta	560	6.5%	25,635	9.1%	104,990	8.4%
First Time Buyer	582	6.8%	19,695	7.0%	77,283	6.2%
	$8,599	100.0%	$282,355	100.0%	$1,246,330	100.0%

(1)
Automobile contracts purchased by TFC are not included because such purchases accounted for less than 10% of the total purchases during the year and are not representative of automobile contracts purchased under our CPS programs.

(2)	Percentages may not total to 100.0% due to rounding.

We attempt to control misrepresentation regarding the customer's credit worthiness by carefully screening the automobile contracts we purchase, by establishing and maintaining professional business relationships with dealers, and by including certain representations and warranties by the dealer in the dealer agreement. Pursuant to the dealer agreement, we may require the dealer to repurchase any automobile contract in the event that the dealer breaches its representations or warranties. There can be no assurance, however, that any dealer will have the willingness or the financial resources to satisfy its repurchase obligations to us.

In addition to our purchases of installment contracts from dealers, we purchased from 2006 through 2008 an immaterial number of vehicle purchase money loans, evidenced by promissory notes and security agreements.  A non-affiliated lender originated all such loans directly to vehicle purchasers, and sold the loans to us.  We began financing vehicle purchases by lending money directly to consumers in January 2008, on terms similar to those that we offer through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements.  In October 2008 we suspended purchases of loans from other lenders and direct lending to consumers.  There can be no assurance as to whether or not we will recommence these programs, the extent to which we may make such loans, or as to their future performance.

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

We believe that our underwriting criteria enable us to evaluate effectively the creditworthiness of sub-prime customers and the adequacy of the financed vehicle as security for an automobile contract. The underwriting criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the automobile contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability, as well as other factors. Specifically, the underwriting guidelines for our CPS programs generally limit the maximum principal amount of a purchased automobile contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. We generally do not finance vehicles that are more than eight model years old or have in excess of 99,999 miles. Under most of our programs, the maximum term of a purchased contract is 72 months; a shorter maximum term may be applicable based on the program, mileage and age of the vehicle.  Automobile contracts with the maximum term of 72 months may be purchased if the customer is among the more creditworthy of our obligors and the vehicle is generally not more than four model years old and has less than 45,000 miles. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. In 2008 we made our contract purchase criteria more restrictive as part of our strategy to decrease new contract purchases in order to conserve liquidity.  Prior to purchasing an automobile contract, our underwriters verify the customer's employment, income, residency, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open ended questions about his application and the contract, which may uncover potential misrepresentations.

Credit Scoring.  We use proprietary scoring models to assign each automobile contract several "credit scores" at the time the application is received from the dealer and the customer's credit information is retrieved from the credit reporting agencies. The credit scores are based on a variety of parameters including the customer's credit history, employment and residence stability, income, and the specific dealer.  Once a vehicle is selected by the customer and a proposed deal structure is provided to us by the dealer, our scores will then consider the loan-to-value ratio, payment-to-income ratio, down payment amount and the sales price and make of the vehicle. We have developed the credit scores utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, enhances our competitiveness in the marketplace and manages the risk inherent in the sub-prime market.

Characteristics of Contracts.  All of the automobile contracts purchased by us are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The average original principal amount financed, under the CPS programs and in the year ended December 31, 2009, was $14,453, with an average original term of 61 months and an average down payment amount of 14.3%. Based on information contained in customer applications for this 12-month period, the retail purchase price of the related automobiles averaged $14,978 (which excludes tax, license fees and any additional costs such as a maintenance contract) and the average age of the vehicle at the time the automobile contract was purchased was three years. The average age of our customers is approximately 40, with approximately $52,000 in average annual household income and an average of seven years tenure with his or her current employer.

Dealer Compliance.  The dealer agreement and related assignment contain representations and warranties by the dealer that an application for state registration of each financed vehicle, naming us as secured party with respect to the vehicle, was effected by the time of sale of the related automobile contract to us, and that all necessary steps have been taken to obtain a perfected first priority security interest in each financed vehicle in favor of us under the laws of the state in which the financed vehicle is registered. To the extent that we do not receive such state registration within three months of purchasing the automobile contract, our dealer compliance group will work with the dealer in an attempt to rectify the situation.  If these efforts are unsuccessful, we generally will require the dealer to repurchase the automobile contract.

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

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. The tables below document the delinquency, repossession and net credit loss experience of all automobile contracts that we are servicing (excluding certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk).  While broad economic weakness and increasing unemployment experienced during 2008 and 2009 have resulted in higher delinquencies and net charge-offs, the increase in the percentage levels is also partially attributable to the decrease in the size and the increase in the average age of our managed portfolio.

	December 31, 2009		December 31, 2008		December 31, 2007
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	111,105	$1,057,348	145,564	$1,665,036	168,260	$2,128,656
Period of delinquency (2)
31-60 days	2,787	24,628	3,733	39,798	4,227	48,134
61-90 days	1,824	16,840	2,376	26,549	2,370	27,877
91+ days	1,205	10,358	2,424	27,243	2,039	24,888
Total delinquencies (2)	5,816	51,826	8,533	93,590	8,636	100,899
Amount in repossession (3)	4,305	40,815	4,262	49,357	3,049	33,400
Total delinquencies and
amount in repossession (2)	10,121	$92,641	12,795	$142,947	11,685	$134,299
Delinquencies as a percentage
of gross servicing portfolio	5.2%	4.9%	5.9%	5.6%	5.1%	4.7%

Total delinquencies and
amount in repossession as a
percentage of gross servicing
portfolio	9.1%	8.8%	8.8%	8.6%	6.9%	6.3%
Extension Experience
Contracts with one extension (4)	26,528	$266,081	30,160	$354,330	21,555	$251,067
Contracts with two or more
extensions (4)	12,884	126,853	8,639	88,988	4,377	38,264
Total contracts with extensions	39,412	$392,934	38,799	$443,318	25,932	$289,331

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

Net Charge Off Experience (1)

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
CPS, MFN, TFC and SeaWest Combined
Average servicing portfolio outstanding	$1,319,106	$1,934,003	$1,905,162
Net charge-offs as a percentage of average
servicing portfolio (2)	11.0%	7.7%	5.3%

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

Securitization of Automobile Contracts

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. All such securitizations have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to a special purpose subsidiary, and issuance of asset−backed securities to fund the transactions. Upon the securitization of a portfolio of automobile contracts, we retain the obligation to service the contracts, and receive a monthly fee for doing so. We have been a regular issuer of asset-backed securities since 1994, completing 49 securitizations totaling over $6.6 billion through December 31, 2009.  Depending on the structure of the securitization, the transaction may be treated as a sale of the automobile contracts or as a secured financing for financial accounting purposes.  From July 2003 through April 2008, we structured our securitizations as secured financings rather than as sales of contracts.  The second of our two securitizations completed in 2008 (September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes.

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

Historically, prior to a securitization transaction, we funded our automobile contract purchases primarily with proceeds from warehouse credit facilities. As of December 31, 2007, we had $425 million in warehouse credit capacity, in the form of two $200 million senior facilities and one $25 million subordinated facility.  Both warehouse credit facilities provided funding for automobile contracts purchased under the CPS programs, while one facility also provided funding for automobile contracts purchased under the TFC programs. Up to 93% of the principal balance of the automobile contracts was advanced to us under these facilities, subject to collateral tests and certain other conditions and covenants.  In April 2008, the subordinated facility expired and the subordinated lenders were fully repaid.  In November 2008, one of the two senior facilities expired and the lender was fully repaid.  The remaining warehouse facility was amended in December 2008 to eliminate further advances and to provide for repayment from proceeds collected under the related pledged receivables, and certain other scheduled principal reductions until its lenders were fully repaid in September 2009.  In September 2009 we entered into a new $50 million two-year credit facility that allows advances against new purchases of finance receivables.  Long-term financing for the automobile contract purchases has historically been achieved through securitization transactions.  The proceeds from such securitization transactions were used primarily to repay the warehouse credit facilities.

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

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to us if the credit performance of the securitized automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of securitized automobile contracts could therefore have a material adverse effect on both our liquidity and results of operations, regardless of whether such automobile contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2009 was approximately $1.2 billion, including $137.1 million of receivables on which we earn only servicing fees.

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

We believe that the principal competitive factors affecting a dealer's decision to offer automobile contracts for sale to a particular financing source are the monthly payment amount made available to the dealer’s customer, the purchase price offered for the automobile contracts, the timeliness of the response to the dealer upon submission of the initial application, the reasonableness of the financing source's documentation requests, the predictability and timeliness of purchases and the financial stability of the funding source. While we believe that we can obtain from dealers sufficient automobile contracts for purchase at attractive prices by consistently applying reasonable underwriting criteria and making timely purchases of qualifying automobile contracts, there can be no assurance that we will do so.

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

Employees

As of December 31, 2009, we had 525 employees. The breakdown of the employees is as follows: 9 are senior management personnel; 421 are collections personnel; 20 are automobile contract origination personnel; 27 are marketing personnel (15 of whom are marketing representatives); 33 are operations and systems personnel; and 15 are administrative personnel. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

We Need Substantial Liquidity to Operate Our Business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior subordinated debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. As of the date of this report, our access to the capital markets is impaired with respect to both short-term and long-term debt.  As a consequence, our results of operations, financial condition and cash flows have been and may continue to be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

• acquire automobile contracts;
• fund overcollateralization in warehouse credit facilities and securitizations;
• pay securitization fees and expenses;
• fund spread accounts in connection with securitizations;
• satisfy working capital requirements and pay operating expenses;
• pay taxes; and
• pay interest expense.

We have to date matched our liquidity needs to our available sources of funding by reducing our acquisition of new automobile contracts, at times to merely nominal levels.  There can be no assurance that we will continue to be successful with that strategy.

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

Our business strategy requires that warehouse credit facilities be available in order to purchase significant volumes of receivables.

Historically, our primary sources of day-to-day liquidity were our warehouse credit facilities, in which we sold and contributed automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they were "warehoused" until they were securitized, at which time funds advanced under one or more warehouse credit facilities were repaid from the proceeds of the securitizations.  The special-purpose subsidiaries obtained the funds to purchase these contracts by pledging the contracts to a trustee for the benefit of senior warehouse lenders, who advanced funds to our special-purpose subsidiaries based on the dollar amount of the contracts pledged. Through November 2008, we depended substantially on two warehouse credit facilities: (i) a $200 million warehouse credit facility, which we established in November 2005 and expired by its terms in November 2008; and (ii) a $200 million warehouse credit facility, which we established in June 2004 and which was amended in December 2008 to eliminate future advances and to provide for repayment of the related debt from the cash collections on the related pledged contracts, and certain other principal reductions until it was repaid in September 2009.  In September 2009 we entered into a new $50 million two-year multiple-draw credit facility, which, like a warehouse facility, allows us advances against new purchases of automobile contracts.

As stated elsewhere in this report, over the last two years we have observed adverse changes in the market for securitized pools of automobile contracts.  If we are unable to maintain warehousing on acceptable terms, our results of operations, financial condition and cash flows could be materially and adversely affected.

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

As stated elsewhere in this report, over the last two years we have observed adverse changes in the market for securitized pools of automobile contracts, which has made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods.  These changes include reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables.  Should we chose not to securitize automobile contracts in the future or do so on the more costly terms prevalent in current market conditions,  we could expect a further material adverse effect on our results of operations.

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

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the year ended December 31, 2009, no dealer accounted for more than 8.0% of the contracts we purchased. The agreements we have with dealers to purchase contracts do not require dealers to submit a minimum number of contracts for purchase. The failure of dealers to submit contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

We have receieved waivers regarding the potential breach of certain covenants relating to minimum net worth and maintenance of active warehouse credit facilities.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of outstanding securitization pools.  Although such rights have been waived, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  The loss of our servicing rights could materially and adversely affect our results of operations, financial condition and cash flows. Our results of operations, financial condition and cash flows, would be materially and adversely affected if we were to be terminated as servicer with respect to a material portion of the automobile contracts for which we are receiving servicing fees.

If We Lose Key Personnel, Our Results of Operations May Be Impaired.

Our senior management team averages thirteen years of service with us.  Charles E. Bradley, Jr., our President and CEO, has been our President since our formation in 1991. Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. Reductions in force implemented since 2008 may have reduced employee loyalty, which may in turn result in decreased employee performance.  Conversely, adverse general economic conditions may have had a countervailing effect.  The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flows.

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

We Have Substantial Indebtedness.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2009, we had approximately $1,014.8 million of debt outstanding. Such debt consisted primarily of $904.8 million of securitization trust debt, and also included $4.9 million of warehouse lines of credit, $56.9 million of residual interest financing, $26.1 million of senior secured related party debt and $22.0 million owed under a subordinated notes program.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to ten years.

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

Our Results Of Operations May Be Impaired As a Result of Natural Disasters.

Our automobile contracts are geographically concentrated in the states of California, Texas, and Florida. Such states may be particularly susceptible to natural disasters: earthquake in the case of California, and hurricanes and flooding in the states of Florida and Texas.  Natural disasters, in those states or others, could cause a material number of our vehicle purchasers to lose their jobs, or could damage or destroy vehicles that secure our automobile contracts.  In either case, such events could result in our receiving reduced collections on our automobile contracts, and could thus result in reductions in our revenues or the cash flows available to us.

If an Increase in Interest Rates Results in a Decrease in Our Cash Flow from Excess Spread, Our Results of Operations May Be Impaired.

Our profitability is largely determined by the difference, or "spread," between the effective interest rate received by us on the automobile contracts that we acquire and the interest rates payable under warehouse credit facilities and on the asset-backed securities issued in our securitizations. Recent disruptions in the market for asset-backed securities are likely to result in an increase in the interest rates we would pay on asset-backed securities that we may issue in future securitizations.  Although we have the ability to partially offset increases in our cost of funds by increasing fees we charge to dealers when purchasing contracts, or by demanding higher interest rates on contracts we purchase, there is no assurance that such actions will materially offset increases in interest we pay to finance our managed portfolio.

Several factors affect our ability to manage interest rate risk. Specifically, we are subject to interest rate risk during the period between when automobile contracts are purchased from dealers and when such contracts are sold and financed in a securitization. Interest rates on warehouse credit facilities are typically adjustable while the interest rates on the automobile contracts are fixed. Therefore, if interest rates increase, the interest we must pay to the lenders under warehouse credit facilities is likely to increase while the interest realized by us from those warehoused automobile contracts remains the same, and thus, during the warehousing period, the excess spread cash flow received by us would likely decrease. Additionally, contracts warehoused and then securitized during a rising interest rate environment may result in less excess spread cash flow realized by us under those securitizations as, historically, our securitization facilities pay interest to security holders on a fixed rate basis set at prevailing interest rates at the time of the closing of the securitization, which may be several months after the securitized contracts were originated and entered the warehouse, while our customers pay fixed rates of interest on the contracts, set at the time they purchase the underlying vehicles. A decrease in excess spread cash flow could adversely affect our earnings and cash flow.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market.  Limited trading of our common stock also contributes to more volatile price fluctuations.  Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market.  As of December 31, 2009, all of our directors and executive officers beneficially owned 2,851,140 shares of our common stock, or approximately 15.8%.

Our Common Stock May Be Delisted.

Our stock has occasionally traded at less than one dollar per share, which is the minimum price required for continued listing on the Nasdaq Stock Market.  If our common shares trade at a price below the Nasdaq minimum for an extended period, we would be required to take steps to increase the price, or suffer delisting from the Nasdaq Stock Market.  The most likely step to increase the trading price would be a reverse split of outstanding shares, which would result in each existing shareholder receiving one new share in exchange for some larger number of local shares.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Property

The Company’s headquarters are located in Irvine, California, where it leases approximately 60,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $1.65 million, increasing to approximately $1.75 million through 2016.

In March 1997, the Company established a branch collection facility in Chesapeake, Virginia. The Company leases approximately 27,000 square feet of general office space in Chesapeake, Virginia, at a base rent that is approximately $540,000 per year, increasing to approximately $572,000 through 2012.

The remaining two regional servicing centers occupy a total of approximately 41,000 square feet of leased space in Maitland, Florida; and Westchester, Illinois. The termination dates of such leases range from 2011 to 2014.

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

CPS had reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action.  Under the agreement in principle, CPS was to pay the bankruptcy estate $625,000 and abandon its claims against the estate, while the estate would abandon its adversary action against Mr. Pardee.  The bankruptcy court rejected that proposed settlement as being possibly unfair to Mr. Pardee, and the future development of the adversary action is dependent on the decisions and future actions of the representative of creditors.  We believe that resolution of the adversary action will result in (i) limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) stays in Rhode Island being lifted, causing those cases to become active again.

The reader should consider that an adverse judgment against CPS in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial condition.

Other Litigation.   We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to their outcomes. We have recorded a liability as of December 31, 2009 that we believe represents a sufficient allowance for legal contingencies. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders during the fourth quarter of 2009.

Item 4A.  Executive Officers of the Registrant

Charles E. Bradley, Jr., 50, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer.  From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm.  Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Mark A. Creatura, 50, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Jeffrey P. Fritz, 50, has been Senior Vice President - Chief Financial Officer since April 2006.  He was Senior Vice President - Accounting from August 2004 through March 2006. He served as a consultant to us from May 2004 to August 2004. Previously, he was the Chief Financial Officer of SeaWest Financial Corp. from February 2003 to May 2004, and the Chief Financial Officer of AFCO Auto Finance from April 2002 to February 2003. He practiced public accounting with Glenn M. Gelman & Associates from March 2001 to April 2002 and was Chief Financial Officer of Credit Services Group, Inc. from May 1999 to November 2000. He previously served as our Chief Financial Officer from our inception through May 1999.

Curtis K. Powell, 53, has been Senior Vice President – Contract Origination since June 2001. Previously, he was our Senior Vice President – Marketing, from April 1995. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in

November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

Robert E. Riedl, 46, has been Senior Vice President - Chief Investment Officer since April 2006. Mr. Riedl was Senior Vice President - Chief Financial Officer from August 2003 until assuming his current position. Mr. Riedl joined the Company as Senior Vice President - Risk Management in January 2003. Previously, Mr. Riedl was a Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 2000 to 2002. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of NCA's portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services Corporation from 1995 until joining SLP Capital in 1999.

Christopher Terry, 42, has been Senior Vice President - Servicing since May 2005, and prior to that was Senior Vice President - Asset Recovery since January 2003. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Clements, 47, has been the Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist. Previously, Ms. Clements held an administrative position at Greco & Associates.

Jayne E. Holland, 48, has been the Senior Vice President of Operations since April 2007. Prior to that, she held the position of Vice President of Operations since June 1999 and has been with the company since 1993. Ms. Holland was previously the Assistant Vice President of Operations for Far Western Bank from 1986 through 1990, and has been in the auto finance industry since 1981.

Michael L. Lavin, 37, has been Senior Vice President – Legal since May 2009.  Prior to that, he was our Vice President – Legal since joining the Company in November 2001.  Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County firm of Trachtman & Trachman from 2000 through 2001.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2008	$3.61	$2.11
April 1 - June 30, 2008	3.18	1.13
July 1 - September 30, 2008	2.85	1.22
October 1 - December 31, 2008	2.58	0.37
January 1 - March 31, 2009	0.80	0.25
April 1 - June 30, 2009	1.15	0.40
July 1 - September 30, 2009	1.65	0.46
October 1 - December 31, 2009	1.30	0.95

As of March 24, 2010, there were 58 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2009:

	Number of securities	Weighted average	Number of
	to be issued upon	exercise price of	securities remaining
	exercise of outstanding	outstanding	available for future
	options, warrants	options, warrants	issuance under equity
Plan category	and rights	and rights	compensation plans
Equity compensation plans
approved by security holders	11,494,208	$1.42	1,410,500
Equity compensation plans not
approved by security holders	-	-	-
Total	11,494,208	$1.42	1,410,500

Issuer Purchases of Equity Securities in the Fourth Quarter

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs(2)	Programs

October 2009	163,296	$1.26	163,296	$1,558,658
November 2009	108,675	1.27	108,675	1,420,833
December 2009	119,647	1.13	119,647	1,285,469
Total	391,618	$1.22	391,618

(1)	Each monthly period is the calendar month.
(2)
Through December 31, 2009, our board of directors had authorized the purchase of up to $32.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

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

	As of and
	For the Year Ended December 31,
(dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Statement of Operations Data
Revenues:
Interest income	$208,196	$351,551	$370,265	$263,566	$171,834
Servicing fees	4,640	2,064	1,218	2,894	6,647
Other income	11,059	14,796	23,067	12,403	15,216
Total revenues	223,895	368,411	394,550	278,863	193,697
Expenses:
Employee costs	37,306	48,874	46,716	38,483	40,384
General and administrative	32,217	44,368	47,416	42,011	39,285
Interest expense	111,768	156,253	139,189	93,112	51,669
Provision for credit losses	92,011	148,408	137,272	92,057	58,987
Loss on sale of receivables	-	13,963
Total expenses	273,302	411,866	370,593	265,663	190,325
Income (loss) before income tax expense (benefit)	(49,407)	(43,455)	23,957	13,200	3,372
Income tax expense (benefit)	7,800	(17,364)	10,099	(26,355)	-
Net income (loss)	$(57,207)	$(26,091)	$13,858	$39,555	$3,372
Earnings (loss) per share-basic	$(3.07)	$(1.36)	$0.66	$1.82	$0.16
Earnings (loss) per share-diluted	$(3.07)	$(1.36)	$0.61	$1.64	$0.14
Pre-tax income (loss) per share-basic (1)	$(3.07)	$(2.26)	$1.15	$0.61	$0.16
Pre-tax income (loss) per share-diluted (2)	$(3.07)	$(2.26)	$1.06	$0.55	$0.14
Weighted average shares outstanding-basic	18,643	19,230	20,880	21,759	21,627
Weighted average shares outstanding-diluted	18,643	19,230	22,595	24,052	23,513

Balance Sheet Data
Total assets	$1,068,261	$1,638,807	$2,282,813	$1,728,594	$1,155,144
Cash and cash equivalents	12,433	22,084	20,880	14,215	17,789
Restricted cash and equivalents	128,511	153,479	170,341	193,001	157,662
Finance receivables, net	840,092	1,339,307	1,967,866	1,401,414	913,576
Residual interest in securitizations	4,316	3,582	2,274	13,795	25,220
Warehouse lines of credit	4,932	9,919	235,925	72,950	35,350
Residual interest financing	56,930	67,300	70,000	31,378	43,745
Securitization trust debt	904,833	1,404,211	1,798,302	1,442,995	924,026
Long-term debt	48,083	45,826	28,134	38,574	58,655
Shareholders' equity	35,577	89,849	114,355	111,512	73,589

(1)
Income (loss) before income tax benefit divided by weighted average shares outstanding-basic. Included for illustrative purposes because some of the periods presented include significant income tax benefits while other periods have neither income tax benefit nor expense.

(2)
Income (loss) before income tax benefit divided by weighted average shares outstanding-diluted. Included for illustrative purposes because some of the periods presented include significant income tax benefits while other periods have neither income tax benefit nor expense.

	As of and
	For the Year Ended December 31,
(dollars in thousands, except per share data)	2009	2008	2007	2006	2005

Contract Purchases/Securitizations
Automobile contract purchases	$8,599	$296,817	$1,282,311	$1,019,018	$691,252
Automobile contracts securitized - structured
as sales	-	198,662	-	-	-
Automobile contracts securitized - structured
as secured financings	-	310,360	1,118,097	957,681	674,421
Managed Portfolio Data
Contracts held by consolidated subsidiaries	$922,681	$1,477,810	$2,125,755	$1,527,285	$1,000,597
Contracts held by non-consolidated subsidiaries	134,894	186,233	-	34,850	103,130
Third party portfolios (1)	137,146	79	422	3,770	18,018
Total managed portfolio	$1,194,721	$1,664,122	$2,126,177	$1,565,905	$1,121,745
Average managed portfolio	1,342,410	1,934,003	1,906,605	1,376,781	997,697
Weighted average fixed effective interest rate
(total managed portfolio) (2)	18.0%	18.0%	18.2%	18.5%	18.6%
Core operating expense
(% of average managed portfolio) (3)	5.2%	4.8%	4.9%	5.8%	8.0%
Allowance for loan losses	$38,274	$78,036	$100,138	$79,380	$57,728
Allowance for loan losses (% of total contracts
held by consolidated subsidiaries)	4.1%	5.3%	4.7%	5.2%	5.8%
Total delinquencies (2) (4)	4.9%	5.6%	4.7%	4.0%	3.8%
Total delinquencies and repossessions (2) (4)	8.8%	8.6%	6.3%	5.5%	5.0%
Net charge-offs (2) (5)	11.0%	7.7%	5.3%	4.5%	5.3%

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
(5)
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

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories, low incomes or past credit problems, who we refer to as sub-prime customers.  We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in three merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) directly originated an immaterial amount of vehicle purchase money loans by lending money directly to consumers.  In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through December 31, 2009, we have purchased a total of approximately $8.7 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions we made in 2002, 2003 and 2004.  In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by entities not affiliated with us.  During 2008 and 2009, unlike recent prior years, our managed portfolio decreased from the previous year due to our strategy of decreasing contract purchases to conserve our liquidity in response to adverse economic conditions as discussed further below.  Our total managed portfolio, net of unearned interest on pre-computed automobile contracts, was approximately $1,194.7 million at December 31, 2009 compared to $1,664.1 million at December 31, 2008, $2,162.2 million as of December 31, 2007 and $1,565.9 million as of December 31, 2006.

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

Securitization and Warehouse Credit Facilities

Throughout the periods for which information is presented in this report, we have purchased automobile contracts with the intention of financing them on a long-term basis through securitizations, and on an interim basis through warehouse credit facilities.  All such financings have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to one of our special-purpose subsidiaries, and issuance of asset-backed securities to fund the transactions. Depending on the structure, these transactions may be accounted for under generally accepted accounting principles as sales of the automobile contracts or as secured financings.

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically: (i) recognize interest and fee income on the contracts, (ii) recognize interest expense on the securities issued in the transaction, and (iii) record as expense a provision for credit losses on the contracts.  From July 2003 through April 2008, all of our securitizations were structured in this manner. In September 2008, we securitized automobile contracts in a transaction that was in substance a sale, that was treated as a sale for accounting purposes, and in which we retained a residual interest in the automobile contracts.

When structured to be treated as a sale for accounting purposes, the assets and liabilities of the special-purpose subsidiary are not consolidated with us. Accordingly, the transaction removes the sold automobile contracts from our consolidated balance sheet, the related debt does not appear as our debt, and our consolidated balance sheet shows, as an asset, a retained residual interest in the sold automobile contracts. The residual interest represents the discounted value of what we expect will be the excess of future collections on the automobile contracts over principal and interest due on the asset-backed securities. That residual interest appears on our consolidated balance sheet as "residual interest in securitizations," and the determination of its value is dependent on our estimates of the future performance of the sold automobile contracts.  Of our managed portfolio outstanding at December 31, 2009, only our September 2008 securitization was structured to be treated as a sale for accounting purposes.

Credit Risk Retained

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations.   An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2009 was approximately $1,194.7 million, which includes a third party servicing portfolio of $137.1 million on which we earn only servicing fees and have no credit risk.

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. We observed deterioration in performance of automobile contracts held in our portfolio during 2008 and 2009, which we attribute to a general recession that began in December 2007. Accordingly, we increased our provision for credit losses in the fourth quarter of 2009.

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-

bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. Historically we have purchased external credit enhancement for most of our term securitizations in the form of a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior asset-backed securities, from an insurance company. In addition, we structure our securitizations to include internal credit enhancement for the benefit of the insurance company and the investors (i) in the form of an initial cash deposit to an account ("spread account") held by the trust, (ii) in the form of overcollateralization of the senior asset-backed securities, where the principal balance of the senior asset-backed securities issued is less than the principal balance of the automobile contracts, (iii) in the form of subordinated asset-backed securities, or (iv) some combination of such internal credit enhancements. The agreements governing the securitization transactions require that the initial level of internal credit enhancement be supplemented by a portion of collections from the automobile contracts until the level of internal credit enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related automobile contracts. The specified levels at which the internal credit enhancement is to be maintained will vary depending on the performance of the portfolios of automobile contracts held by the trusts and on other conditions, and may also be varied by agreement among us, our special purpose subsidiary, the insurance company and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one transaction to another. The agreements governing the securitizations generally grant us the option to repurchase the sold automobile contracts from the trust when the aggregate outstanding balance of the automobile contracts has amortized to a specified percentage of the initial aggregate balance.

Our September 2008 securitization was in substance a sale of the underlying receivables, and is treated as a sale for financial accounting purposes. It differs from those treated as secured financings in that the trust to which our special-purpose subsidiaries sold the automobile contracts met the definition of a "qualified special-purpose entity" under Statement of Financial Accounting Standards No. 140 ("SFAS 140") (ASC 860 10 65-2). As a result, assets and liabilities of those trusts are not consolidated into our consolidated balance sheet.

Historically, our warehouse credit facility structures were similar to the above, except that (i) our special-purpose subsidiaries that purchased the automobile contracts pledged the automobile contracts to secure promissory notes that they issued, (ii) no increase in the required amount of internal credit enhancement was contemplated, and (iii) we did not purchase financial guaranty insurance.  Through November 2008, we depended substantially on two warehouse credit facilities: (i) a $200 million warehouse credit facility, which we established in November 2005 and expired by its terms in November 2008; and (ii) a $200 million warehouse credit facility, which we established in June 2004 and which was amended in December 2008 to eliminate future advances and to provide for repayment of the related notes from the cash collections on the underlying pledged contracts, and certain other principal reductions until it was fully repaid in September 2009.  In September 2009 we entered into a new $50 million credit facility which provides for advances on newly acquired receivables as well as receivables we originated prior to Septemer 2009.

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

We receive periodic base servicing fees for the servicing and collection of the automobile contracts. Under our securitization structures treated as secured financings for financial accounting purposes, such servicing fees are included in interest income from the automobile contracts. In addition, we are entitled to the cash flows from the trusts that represent collections on the automobile contracts in excess of the amounts required to pay principal and interest on the asset-backed securities, base servicing fees, and certain other fees and expenses (such as trustee and custodial fees). Required principal payments on the asset-backed notes are generally defined as the payments sufficient to keep the principal balance of such notes equal to the aggregate principal balance of the related automobile contracts (excluding those automobile contracts that have been charged off), or a pre-determined percentage of such balance. Where that percentage is less than 100%, the related securitization agreements require accelerated payment of principal until the principal balance of the asset-backed securities is reduced to the specified percentage. Such accelerated principal payment is said to create overcollateralization of the asset-backed notes.

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

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $33.5 million is more likely than not based on available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. Our net deferred tax asset of $33.5 million is net of a valuation allowance of $28.6 million and consists of approximately $30.2 million of net U.S. federal deferred tax assets and $3.3 million of net state deferred tax assets.  The major components of the deferred tax asset are $19.6 million in net operating loss carryforwards and built in losses and $13.9 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $89 million of taxable income during the applicable carryforward periods to realize fully our federal and state deferred tax assets.

As a result of the losses incurred in 2009, we are in a three-year cumulative pretax loss position at December 31, 2009. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset. However, we have concluded that there is sufficient positive evidence to overcome this negative evidence.  First, we recognized a $14.0 million loss on the September 2008 securitization that was structured as a sale for financial accounting purposes.  Since our inception in 1991, we have completed 49 securitizations of approximately $6.6 billion in contracts and have never recognized a loss until the September 2008 securitization.  We view this securitization as an anomaly created by the unusual and adverse market conditions at the time.  Moreover, from 2003 through 2007, we generated approximately $107.0 million in taxable income.

Based upon the foregoing discussion, as well as tax planning opportunities and other factors discussed below, we have concluded that the U.S. and state net operating loss carryforward periods provide enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating loss that would be created by the reversal of the future net deductions which have not yet been taken on a tax return. Regarding the estimate of future taxable income, we have projected pretax earnings based upon our core business that we intend to conduct going forward. Our core business has produced strong earnings in the past, even with intermittent loss periods resulting from economic cycles not unlike, although not as severe as, the current economic downturn.  We have already taken steps to reduce our cost structure and have adjusted the contract interest rates and purchase prices applicable to our purchases of automobile contracts from dealers. We have been able to increase our acquisition fees and reduce our purchase prices because of lessened competition for our services. Taking these items into account, we project generating sufficient pretax earnings within the carryforward period to realize our deferred tax assets.  We have also examined tax planning strategies available to us in  accordance with SFAS 109 (FASB ASC 740, “Income Taxes”) which would be employed, if necessary, to prevent a carryforward from expiring.  These strategies include the sale of certain assets that can produce significant taxable income within the relevant carryforward period. Such strategies could be implemented without significant impact on our core business or our ability to generate future growth.  The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.  Our projection of sufficient earnings is a forward-looking statement, and there can be no assurance that our projections of such earnings will be correct. Factors discussed under "Risk Factors," and in particular under the subheading "Risk Factors -- Forward-Looking Statements" may affect whether such projections prove to be correct.

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

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  As of December 31, 2009, we have one available $50 million credit facility but no immediate plans to complete a term securitization.  The adverse changes that have taken place in the market over the last 30 months have caused us to seek to conserve liquidity by reducing our purchases of automobile contracts to nominal levels. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

Current economic conditions have negatively affected many aspects of our industry.  First, as stated above, there is reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables than prior to 2008.  Second, there are fewer lenders who provide short term warehouse financing for sub-prime automobile finance companies such as ours due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, broad economic weakness and increasing unemployment in 2008 and 2009 made many of our customers less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

Results of Operations

Comparison of Operating Results for the Year Ended December 31, 2009 with the Year Ended December 31, 2008

Revenues.  During the year ended December 31, 2009, revenues were $223.9 million, a decrease of $144.5 million, or 39.2%, from the prior year revenue of $368.4 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the year ended December 31, 2009 decreased $143.4 million, or 40.8%, to $208.2 million from $351.6 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.  At December 31, 2009 the aggregate outstanding balance of finance receivables held by consolidated subsidiaries was $922.7 million compared to $1,477.8 million at December 31, 2008, resulting in a decrease of $143.4 million in interest income.  We also experienced a decrease in interest earned on cash deposits (including restricted cash deposits) of $3.4 million, which was partially offset by an increase in interest income on our residual interest in securitizations of $770,000.

Servicing fees totaling $4.6 million in the year ended December 31, 2009 increased $2.5, or 124.8%, from $2.1 million in the prior year. The increase in servicing fees is the result our September 2008 securitization that was structured as a sale for financial accounting purposes and on which we earn a base servicing fee and our appointment in November 2009 as a third-party servicer for a $147 million portfolio of sub-prime automobile receivables previously originated by another company.  As of December 31, 2009 and 2008, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	December 31, 2009		December 31, 2008
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$922.7	77.2%	$1,477.8	88.8%
Owned by Non-Consolidated Subsidiaries	134.9	11.3%	186.2	11.2%
Third-Party Servicing Portfolios	137.1	11.5%	0.1	0.0%
Total	$1,194.7	100.0%	$1,664.1	100.0%

At December 31, 2009, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,194.7 million compared to a managed portfolio with an outstanding principal balance of $1,664.1 million as of December 31, 2008. At December 31, 2009 and 2008, the managed portfolio composition was as follows:

	December 31, 2009		December 31, 2008
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$1,034.2	86.6%	$1,619.7	97.3%
TFC	23.4	2.0%	44.3	2.7%
Third-Party Servicing Portfolios	137.1	11.4%	0.1	0.0%
Total	$1,194.7	100.0%	$1,664.1	100.0%

Other income decreased $3.7 million, or 25.3%, to $11.1 million in the year ended December 31, 2009 from $14.8 million during the prior year.  The year-over-year decrease is the result of a variety of factors including a decrease of $1.5 million in convenience fees charged to our customers for web-based and other electronic payments and a decrease of $2.2 million in income from direct mail and related products and services that we offer to our dealers.

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

Total operating expenses were $273.3 million for the year ended December 31, 2009, compared to $411.9 million for the prior year, a decrease of $138.6 million, or 33.6%. The decrease is primarily due to decreases in provision for credit losses and interest expense, which decreased by $56.4 million and $44.5 million, or 38.0% and 28.5%, respectively.

Employee costs decreased by 23.7% to $37.3 million during the year ended December 31, 2009, representing 13.7% of total operating expenses, from $48.9 million for the prior year, or 11.9% of total operating expenses.  The decrease in employee costs is due to the reduction in our workforce, primarily in the areas of contract originations and marketing, throughout both 2008 and 2009 as a result of our strategy to reduce our purchases of contracts to conserve our liquidity.   As of December 31, 2009 we had 523 employees, compared to 681 employees at December 31, 2008.

General and administrative expenses decreased by 18.0% to $24.2 million and represented 8.9% of total operating expenses in the year ending December 31, 2009, as compared to the prior year when such expenses represented 7.2% of total operating expenses. General and administrative expenses include telecommunications costs, postage and delivery costs and other costs associated with servicing our managed portfolio.

Provision for credit losses was $92.0 million for the year ended December 31, 2009, a decrease of $56.4 million, or 38%, compared to the prior year and represented 36.0% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for the probable credit losses that can be reasonably estimated.  The decrease in provision expense compared to the prior year is caused by the decrease in the size of our portfolio of finance receivables and also the significant decrease in new contract purchases in the current period compared to the prior period.

Interest expense for the year ended December 31, 2009 decreased $44.5 million, or 28.5%, to $111.8 million, compared to $156.3 million in the previous year. The decrease is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt decreased by $35.5 million in 2009 compared to the prior year.  We also experienced decreases in warehouse debt interest expense and residual interest financing interest expenses of $9.5 million and $1.9 million, respectively.  Decreases in interest expense for securitization debt, warehouse debt and residual interest debt were partially offset by an increase of $2.5 million in interest expense on subordinated debt. In June and July 2008 and November 2009 we issued $10 million, $15 million and $5 million, respectively, in new senior secured debt.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.  These expenses decreased by $6.4 million, or 63.0%, to $3.8 million, compared to $10.2 million in the previous year and represented 1.4% of total operating expenses. The decrease is primarily due to the decrease in automobile contracts we purchased during the year ended December 31, 2009 as compared to the prior year.  During the year ended December 31, 2009, we purchased 595 automobile contracts aggregating $8.6 million, compared to 19,772 automobile contracts aggregating $296.8 million in the prior year.

Occupancy expenses decreased by $580,000 or 14.1%, to $3.5 million compared to $4.1 million in the previous year and represented 1.3% of total operating expenses.  The reduction in occupancy expense is primarily attributable to the amendment in July 2009 of the lease for our Irvine headquarters to reduce our square footage from approximately 90,000 to approximately 60,000 square feet.

Depreciation and amortization expenses increased by $170,000, or 31.6%, to $707,000 from $537,000 in the previous year.

For the year ended December 31, 2009, we recorded a tax benefit of $19.2 million or 40.0% of loss before income taxes.  The benefit was offset by an increase of $27.0 to our valuation allowance for deferred taxes.  For the year ended December 31, 2008, we recorded income tax benefit of $17.4 million.

Liquidity and Capital Resources

Liquidity

Our business requires substantial cash to support purchases of automobile contracts and other operating activities. Our  primary sources of cash have been cash flows from operating activities, including proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under warehouse credit facilities, servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitized portfolios of automobile contracts in which we have retained a residual ownership interest and from the spread accounts associated with such pools. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under warehouse credit facilities and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those portfolios and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to purchase, sell, and borrow against automobile contracts.

Net cash provided by operating activities for the years ended December 31, 2009 and 2008 was $79.5 million and $124.9 million, respectively.

Net cash provided by investing activities for the year ended December 31, 2009 was $438.7 million compared to $657.6 million in 2008. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment.  Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $8.6 million and $296.8 million in 2009 and 2008, respectively.  The significant decrease in contract purchases in 2008 and 2009 compared to prior periods together with ongoing significant proceeds received on finance receivables held for investment resulted in net cash provided by investing activities in 2008 and 2009 compared to net cash used by investing activities in prior periods.

Net cash used by financing activities for the year ended December 31, 2009 was $527.8 million compared with $781.4 million in 2008. Cash used or provided by financing activities is primarily attributable to the issuance or repayment of debt, and in particular, securitization trust debt. We did not complete any new securitizations in 2009 compared to new issuances of $285.4 million in 2008.  Repayments of securitization debt were $511.0 million and $693.3 million in 2009 and 2008, respectively.

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. At December 31, 2007, we had $425 million in warehouse credit capacity, consisting of two $200 million senior facilities, and one $25 million subordinated facility.  One $200 million facility provided funding for automobile contracts purchased under the TFC programs while both warehouse facilities provided funding for automobile contracts purchased under the CPS programs. The subordinated facility was established on January 12, 2007 and expired by its terms in April 2008.

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

The second of two warehouse facilities was provided by an affiliate of UBS AG and was similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC.  This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs.  The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants.  On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests and certain other conditions and covenants. In February 2007 the facility was further amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%.  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields for bonds issued in our term securitizations.  The facility was amended in December 2008 which eliminated future advances and provided for repayment of the notes from proceeds collected on the underlying pledged receivables, plus certain future scheduled principal reductions until its maturity in September 2009 when it was repaid in full.

On September 25, 2009 we established a $50 million secured revolving credit facility with Fortress Credit Corp. that will mature on September 25, 2011.  The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Four Funding, LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum.  At December 31, 2009, $4.9 million was outstanding under this facility.  As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant).  Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of that other warrant from $1.44 per share to $1.40702 per share and increasing the number of shares available for purchase to 1,600,991.

Subsequent to the reporting period covered by this report, on March 25, 2010 we entered into an additional $50 million funding facility.  This new facility provides for advances of up to 75% of the principal balance of the eligible pledged finance receivables and the notes under it accrue interest at a rate of 11.0% per annum.

We securitized $509.0 million in auto contracts in two private placement transactions in 2008 as compared to $1,118.1 million of automobile contracts in four private placement transactions during 2007.  All but one of these transactions were structured as secured financings and, therefore, resulted in no gain or loss on sale.  The September 2008 transaction was structured as a sale for financial accounting purposes and resulted in a loss on sale of $14.0 million.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  As of December 31, 2009 the aggregate indebtedness under this facility was $56.9 million.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,600,991 shares of our common stock, at an exercise price of $1.40702 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 283,985 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.40702 per share.  In November 2009 we entered into an additional agreement with this lender whereby they purchased an additional $5 million note.  The note accrues interest at 15.0% and matures in October 2010 unless we fail to extend the maturity date of the above-mentioned residual credit facility, in which case the note matures in May 2010.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of December 31, 2009, we had unrestricted cash of $12.4 million, one $50 million revolving credit facility and no immediate plans to complete a securitization.  There can be no assurance that we will be able to obtain additional warehouse financing or to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

The agreements for our residual interest financing and revolving credit facility include financial covenants which, if breached, would be an event of default.  We have received waivers regarding the potential breach of minimum net worth covenants on both the revolving credit and residual interest facilities.  Without such waiver, the revolving credit lender could cease funding future advances and could, among other things, sell the finance receivables pledged to that facility in order satisfy the debt or transfer the servicing on such receivables.  Similarly, without such waiver, the residual interest lender could, among other things, sell the residual interests in the pledged securitizations to satisfy the residual interest debt.

Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities that offer a lower overall cost of funds compared to our current facility.  To illustrate, in the fourth quarter of 2009 we originated $6.1 million in contracts and our only credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in the first quarter of 2010, we originated $17.1 million in contracts and on March 25, 2010 we entered into an additional $50 million funding facility with an interest rate of 11.00% per annum.  Moreover, less competition in our marketplace has resulted in better terms for our contract purchases in 2009 compared to prior years. For the years ended December 31, 2009, 2008 and 2007, the average acquisition fee we charged per automobile contract purchased under our CPS programs was $1,508, $592 and $209, respectively, or 11.7%, 3.9% and 1.4%, respectively, of the amount financed.  Similarly, the weighted average annual percentage rate of interest payable to us by the obligors on our purchased contracts has increased significantly: to 19.9% in 2009 from 18.5%, and 18.1% in 2008 and 2007, respectively.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2009, we had approximately $1,014.8 million of debt outstanding. Such debt consisted primarily of $904.8 million of securitization trust debt, and also included $4.9 million of warehouse lines of credit, $56.9 million of residual interest financing, $26.1 million of senior secured related party debt and $22.0 million owed under a subordinated notes program.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.  The residual interest financing facility matures in June 2010 and we are in discussions with the lender regarding the extension or restructuring of the facility, as to which there can be no assurance.  Of the $26.1 million in senior secured related party debt, $5.0 million matures in October 2010, unless we fail to extend the maturity of the residual credit facility, in which case it matures in May 2010.

Our recent operating results include net losses of $57.2 million and $26.1 million in 2009 and 2008, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our recent operating losses.

Although we believe we are able to service and repay our debt, there is no assurance that we will be able to do so. If our plans for future operations do not generate sufficient cash flows and operating profits, our ability to make required payments on our debt would be impaired. Failure to pay our indebtedness when due could have a material adverse effect and may require us to issue additional debt or equity securities.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2009 (dollars in thousands):

	Payment Due by Period (1)
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$105,013	$75,113	$8,087	$21,671	$142
Operating Leases	$16,155	$3,129	$5,474	$4,370	$3,182

(1)
Securitization trust debt, in the aggregate amount of $904.8 million as of December 31, 2009, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $500.3 million in 2010, $276.1 million in 2011, $107.7 million in 2012 and $20.7 million in 2013.

(2)	Long-term debt includes residual interest debt, senior secured debt and subordinated renewable notes.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility in Use from June 2004 to September 2009.  In June 2004, we (through our subsidiary Page Funding LLC) entered into a floating rate variable note purchase facility.  From the third quarter of 2005 until the fourth quarter of 2008 up to $200.0 million of borrowing capacity was available under this facility, subject to certain collateral tests and other conditions. We used funds derived from this facility to purchase automobile contracts under the CPS programs and TFC programs, which were pledged to secure the notes. The collateral tests and other conditions generally allowed us to borrow up to approximately 93% of the principal balance of automobile contracts that we purchased under our CPS programs (up to 83.0% in the form of senior notes and the remainder in the form of subordinated notes), and of up to 70% of the principal balance of automobile contracts that we purchased under our TFC programs. The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields required for bonds issued in our term securitizations.  The facility was amended in December 2008 which eliminated future advances and provided for repayment of the notes from proceeds collected on the underlying pledged receivables, plus certain future scheduled principal reductions until its maturity in September 2009.  The balance of notes outstanding related to this facility was repaid in full in September 2009.

Facility in Use from November 2005 to November 2008.  In November 2005, we (through our subsidiary Page Three Funding LLC) entered into a floating rate variable note purchase facility.  From the fourth quarter of 2006 to the third quarter of 2008 up to $200 million of borrowing capacity was available under this facility, subject to certain collateral tests and other conditions.  We used funds derived from this facility to purchase automobile contracts under the CPS programs, which were pledged to secure the notes.  The collateral tests and other conditions generally allowed us to borrow up to approximately 93.0% of the principal balance of the automobile contracts (up to 83.0% in the form of senior notes and the remainder in the form of subordinated notes).  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields require for bonds issued in our term securtizations.   The facility expired by its terms in November 2008.

Facility Established in September 2009.    On September 25, 2009 we established a $50 million secured revolving credit facility with Fortress Credit Corp. that will mature on September 25, 2011.  The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Four Funding LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum.  At December 31, 2009, $4.9 million was outstanding under this facility.

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

The acquisition of automobile contracts for subsequent transfer in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the trusts and related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. We plan to adjust our levels of automobile contract purchases and the related capital requirements to match anticipated releases of cash from the trusts and related spread accounts.

Capitalization

Over the period from January 1, 2008 through December 31, 2009 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$67,300	$70,000
Issuances	-	20,000
Payments	(10,370)	(22,700)
Ending balance	$56,930	$67,300
SECURITIZATION TRUST DEBT:
Beginning balance	$1,404,211	$1,798,302
Issuances	-	310,359
Payments	(499,378)	(704,450)
Ending balance	$904,833	$1,404,211
SENIOR SECURED DEBT, RELATED PARTY:
Beginning balance	$20,105	-
Issuances	5,000	25,000
Payments	-	-
Debt discount net of amortization	1,013	(4,895)
Ending balance	$26,118	$20,105
SUBORDINATED RENEWABLE NOTES:
Beginning balance	$25,721	$28,134
Issuances	2,424	4,183
Payments	(6,180)	(6,596)
Ending balance	$21,965	$25,721

Residual Interest Financing.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million, by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  As of December 31, 2009 the aggregate indebtedness under this facility was $56.9 million.

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

Senior Secured Debt.  From 1998 to 2005, we entered into a series of financing transactions with Levine Leichtman Capital Partners II, L.P.  In July 2007 we repaid the final amounts due under these financing transactions.   On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,600,991 shares of our common stock, at an exercise price of $1.40702 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 283,985 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.40702 per share. In November 2009 we entered into an additional agreement with this lender whereby they purchased an additional $5 million note.  The note accrues interest at 15.0% and matures in October 2010 unless we fail to extend the maturity date of the above-mentioned residual credit facility, in which case the note matures in May 2010.

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

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions.   In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. We have received waivers regarding the potential breach of financial covenants for our residual financing facility and certain of our securitization debt structures.

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

New Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FAS 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140). This standard modifies certain guidance contained in FASB ASC 860, Transfers and Servicing and limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities along with the exception from applying Financial Accounting Standards Board Interpretation (“FIN”) 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”). This standard is effective for us beginning with the first quarter in 2010. Our adoption of this standard is not expected to have material impact on our financial position, results of operations or stockholders’ equity.

    In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FAS 167, Amendments to FASB Interpretation No. 46(R)). This standard amends several key consolidation provisions related to variable interest entity (“VIE”), which are included in FASB ASC 810, Consolidation to require a company to analyze whether its interest in a VIE gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessment of whether a company is the primary beneficiary is also required by the standard. This standard amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. This standard is effective for us beginning with the first quarter in 2010. Comparative disclosures will be required for periods after the effective date. Our adoption of this standard is not expected to have material impact on our financial position, results of operations or stockholders’ equity.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2009 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the chief executive and chief financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the chief executive and chief financial officers, believes that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2010 (the "2010 Proxy Statement"). The 2010 Proxy Statement will be filed not later than April 30, 2010. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2010 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2010 Proxy Statement.

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

3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.2	Amended and Restated Bylaws (Exhibit 3.3 to Form 8-K filed July 20, 2009)
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

10.5.1
Amendment dated March 30, 2007to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2008 by and among PFLLC, the registrant and WFBNA (Exhibit 10.5.3 to registrant's Form 10-Q filed July 23,  2008)

10.5.2
Amendment dated June 29, 2007 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among PFLLC, the registrant and WFBNA (Exhibit 10.5.3 to registrant's Form 10-Q filed July 23, 2007)

10.5.3	Amendment dated September 30, 2007 to the Third Amended & Restated Sale and Servicing Agreement dated

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
10.5.3	February 14, 2007 by and among PFLLC, the registrant and WFBNA (Exhibit 10.5.3 to registrant's Form 10-Q filed November 6, 2007)
10.5.4	Amendment dated as of February 15, 2008 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among PFLLC, the registrant and WFBNA (filed herewith)
10.5.5	Amendment dated as of March 15, 2008 to the Third Amended & Restated Sale and Servicing Agreement dated February 14, 2007 by and among PFLLC, the registrant and WFBNA (filed herewith)
10.6	Second Amended & Restated Indenture dated as of February 14, 2007 by and between PFLLC and WFBNA (Exhibit 10.6 to registrant's Form 10-K filed March 9, 2007)
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

10.14	2006 Long-Term Equity Incentive Plan as amended to date (Exhibit A, pp A-1 through A-10, to the registrant's definitive proxy statement filed June 24, 2009)88
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)3) to registrant's Schedule TO filed November 12, 2009)**
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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
10.22	Performance Guaranty dated July 10, 2008 issued by the registrant in favor of Citigroup Financial Products Inc. (Exhibit 10.22 to registrant's Form 10-Q filed August 11, 2008)
10.23	Warrant dated July 10, 2008, issued to Citigroup Global Markets Inc. (Exhibit 10.23 to registrant's Form 10-Q filed August 11, 2008)
10.24	Purchase and Sale Agreement re Motor Vehicle Contracts dated as of September 26, 2008 (Exhibit 10.24 to Form 8-K/A filed by the registrant on November 7, 2008)
10.25	Transfer and Servicing Agreement dated as of September 26, 2008 (Exhibit 10.25 to Form 8-K/A filed by the registrant on November 7, 2008)
10.26
Revolving Credit Agreement dated September 25, 2009 among the registrant, its subsidiary Page Four Funding, LLC, and Fortress Credit Corp. ("Fortress") (Exhibit 10.1 to registrant's Form 8-K filed October 1, 2009)

10.27	Warrant dated September 25, 2009, issued to an affiliate of Fortress. (Exhibit 10.2 to registrant's Form 8-K filed October 1, 2009)
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (filed herewith)
23	Consent of Crowe Horwath LLP (filed herewith)
31.1	Rule 13a-14(a) certification by chief executive officer (filed herewith)
31.2	Rule 13a-14(a) certification by chief financial officer (filed herewith)
32	Section 1350 certification (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
April 1, 2010	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2010	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)
April 1, 2010	/s/ CHRIS A. ADAMS
Chris A. Adams, Director
April 1, 2010	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director
April 1, 2010	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director
April 1, 2010	/s/ GREGORY S. WASHER
Gregory S. Washer, Director
April 1, 2010	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
April 1, 2010	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Sr. Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Consumer Portfolio Services, Inc.

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the two years ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The Company is currently in compliance with debt covenants or has obtained waivers for all potential covenant violations as of December 31, 2009. The waivers are temporary and will expire during 2010. See Note 1, Uncertainty of Capital Markets and General Economic Conditions and Financial Covenants and Note 15 for a discussion of potential consequences associated with the failure to obtain renewed waivers or inability to service or repay debt.

/s/ CROWE HORWATH LLP
Costa Mesa, California
April 1, 2010

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$12,433	$22,084
Restricted cash and equivalents	128,511	153,479

Finance receivables	878,366	1,417,343
Less: Allowance for finance credit losses	(38,274)	(78,036)
Finance receivables, net	840,092	1,339,307

Residual interest in securitizations	4,316	3,582
Furniture and equipment, net	1,509	1,404
Deferred financing costs	5,717	8,954
Deferred tax assets, net	33,450	52,727
Accrued interest receivable	8,573	14,903
Other assets	33,660	42,367
	$1,068,261	$1,638,807
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$17,906	$21,702
Warehouse lines of credit	4,932	9,919
Residual interest financing	56,930	67,300
Securitization trust debt	904,833	1,404,211
Senior secured debt, related party	26,118	20,105
Subordinated renewable notes	21,965	25,721
	1,032,684	1,548,958
Commitments and contingencies
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized
75,000,000 shares; 18,034,909 and 19,110,777
shares issued and outstanding at December 31, 2009 and
2008, respectively	55,346	54,702
Additional paid in capital, warrants	8,371	7,471
Retained earnings/(Accumulated deficit)	(22,504)	34,703
Accumulated other comprehensive loss	(5,636)	(7,027)
	35,577	89,849
	$1,068,261	$1,638,807

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2008
Revenues:
Interest income	$208,196	$351,551
Servicing fees	4,640	2,064
Other income	11,059	14,796
	223,895	368,411
Expenses:
Employee costs	37,306	48,874
General and administrative	24,204	29,506
Interest	111,768	153,720
Interest, related party	-	2,533
Provision for credit losses	92,011	148,408
Loss on sale of receivables	-	13,963
Marketing	3,782	10,221
Occupancy	3,524	4,104
Depreciation and amortization	707	537
	273,302	411,866
Income (loss) before income tax expense (benefit)	(49,407)	(43,455)
Income tax expense (benefit)	7,800	(17,364)
Net income (loss)	$(57,207)	$(26,091)

Earnings (loss) per share:
Basic	$(3.07)	$(1.36)
Diluted	(3.07)	(1.36)
Number of shares used in computing
earnings (loss) per share:
Basic	18,643	19,230
Diluted	18,643	19,230

See accompanying Notes to Consolidated Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2009	2008
Net income (loss)	$(57,207)	$(26,091)
Other comprehensive income (loss); minimum
pension liability, net of tax	1,391	(4,578)
Comprehensive income (loss)	$(55,816)	$(30,669)

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

			Additional	Retained	Accumulated
			Paid-in	Earnings/	Other
	Common Stock		Capital,	(Accumulated	Comprehensive
	Shares	Amount	Warrants	Deficit)	Loss	Total
Balance at December 31, 2007	19,525	$55,216	$794	$60,794	$(2,449)	$114,355
Common stock issued upon exercise
of options, including tax benefit	70	144	-	-	-	144
Common stock issued upon issuance
of debt	1,225	1,801	-	-	-	1,801
Purchase of common stock	(1,709)	(3,717)	-	-	-	(3,717)
Pension benefit obligation	-	-	-	-	(4,578)	(4,578)
Valuation of warrants issued	-	-	6,677	-	-	6,677
Stock-based compensation	-	1,258	-	-	-	1,258
Net loss	-	-	-	(26,091)	-	(26,091)
Balance at December 31, 2008	19,111	$54,702	$7,471	$34,703	$(7,027)	$89,849
Common stock issued upon exercise
of options, including tax benefit	11	7	-	-	-	7
Purchase of common stock	(1,087)	(999)	-	-	-	(999)
Pension benefit obligation	-	-	-	-	1,391	1,391
Valuation of warrants issued	-	-	900	-	-	900
Stock-based compensation	-	1,636	-	-	-	1,636
Net loss	-	-	-	(57,207)	-	(57,207)
Balance at December 31, 2009	18,035	$55,346	$8,371	$(22,504)	$(5,636)	$35,577

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(57,207)	$(26,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on residual asset	-	-
Accretion of deferred acquisition fees	(7,306)	(15,177)
Amortization of discount on securitization notes	11,613	13,868
Amortization of discount on senior secured debt, related party	1,013	519
Depreciation and amortization	707	537
Amortization of deferred financing costs	3,236	10,490
Provision for credit losses	92,011	148,408
Stock-based compensation expense	1,636	1,258
Interest income on residual assets	(1,542)	(979)
Cash received from residual interest in securitizations	-	2,123
Loss on sale of receivables	-	13,963
Change in market value of warrants	77	555
Changes in assets and liabilities:
Payments on restructuring accrual	-	-
Accrued interest receivable	6,330	9,195
Other assets	12,059	(20,830)
Deferred tax assets	19,277	6,108
Accounts payable and accrued expenses	(2,404)	(1,267)
Tax liabilities	-	(17,706)
Net cash provided by operating activities	79,500	124,974
Cash flows from investing activities:
Purchases of finance receivables held for investment	(8,600)	(296,817)
Payments received on finance receivables held for investment	423,110	775,730
Proceeds received from sale of receivables	-	162,307
Decreases (increases) in restricted cash and cash equivalents, net	24,968	16,862
Purchase of furniture and equipment	(812)	(442)
Net cash provided by (used in) investing activities	438,666	657,640
Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	-	285,389
Proceeds from issuance of subordinated renewable notes	2,424	4,183
Proceeds from issuance of senior secured debt, related party	5,000	25,000
Proceeds from issuance of residual financing debt	-	20,000
Payments on subordinated renewable notes	(6,180)	(6,596)
Net proceeds from (repayments to) warehouse lines of credit	(4,987)	(388,311)
Repayment of residual financing debt	(10,370)	(18,629)
Repayment of securitization trust debt	(510,983)	(693,348)
Repayment of senior secured debt, related party	-	-
Repayment of other debt	-	-
Payment of financing costs	(1,722)	(5,525)
Repurchase of common stock	(999)	(3,717)
Exercise of options and warrants	-	144
Excess tax benefit related to option exercises	-	-
Net cash provided by (used in) financing activities	(527,817)	(781,410)
Increase (decrease) in cash and cash equivalents	(9,651)	1,204
Cash and cash equivalents at beginning of period	22,084	20,880
Cash and cash equivalents at end of period	$12,433	$22,084

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$98,257	$126,300
Income taxes	(12,397)	(590)

Non-cash financing activities:
Pension benefit obligation, net	(1,391)	4,578
Common stock issued in connection with new senior secured debt, related party	-	1,801
Warrants issued in connection with residual financing and senior secured debt	-	6,284
Warrants issued in connection with warehouse line of credit	822	-

See accompanying Notes to Consolidated Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in California, Pennsylvania, Florida, and Texas represented 25.9%, 8.2%, 7.4% and 6.7%, respectively, of contracts purchased during 2009 compared with 11.6%, 7.0%, 9.3% and 7.1%, respectively in 2008.  No other state had a concentration in excess of 6.9%. We specialize in Contracts with borrowers who generally would not be expected to qualify for traditional financing, such as that provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Consumer Portfolio Services, Inc. and its wholly-owned subsidiaries, certain of which are Special Purpose Subsidiaries ("SPS"), formed to accommodate the structures under which we purchase and securitize our contracts. The Consolidated Financial Statements also include the accounts of CPS Leasing, Inc., an 80% owned subsidiary.  The non-controlling interest is not disclosed due to immateriality. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at two financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2009, our unrestricted cash balance was $12.4 million.

Finance Receivables

Finance receivables, which we have the intent and ability to hold for the forseable future or until maturity or payoff, are presented at cost. All finance receivable contracts are held for investment. Interest income is accrued on the unpaid principal balance. Origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Generally, payments received on finance receivables are restricted to certain securitized pools, and the related contracts cannot be resold. Finance receivables are charged off pursuant to the controlling documents of certain securitized pools, generally before they become contractually delinquent five payments. Contracts that are deemed uncollectible prior to the maximum

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

delinquency period are charged off immediately. Management may authorize an extension of payment terms if collection appears likely during the next calendar month.

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

Finance Receivables Held for Sale

Finance receivables originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. We had no finance receivables held for sale at December 31, 2009 and 2008.

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies the finance receivable portfolio into separately identified pools based on their period of origination, then uses historical performance of seasoned pools to estimate future losses on current pools. Historical loss experience is adjusted as necessary for current economic conditions. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of finance receivable contracts. Such allowance for loss is charged to expense on a monthly basis. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of the underlying collateral and historical loss trends. As conditions change, our level of provisioning and/or allowance may change as well. We observed deterioration in performance of automobile contracts held in our portfolio during 2008 and 2009, which we attribute to a general recession that began in December 2007.

Charge Off Policy

Delinquent Contracts for which the related financed vehicle has been repossessed are generally charged off at the earliest of (1) the month in which the proceeds from the sale of the financed vehicle are received, (2) the month in which 90 days have passed from the date of repossession or (3) the month in which the Contract becomes seven scheduled payments past due (see Repossessed and Other Assets below). The amount charged off is the remaining principal balance of the Contract, after the application of the net proceeds from the liquidation of the financed vehicle. With respect to delinquent Contracts for which the related financed vehicle has not been repossessed, the remaining principal balance thereof is generally charged off no later than the end of the month that the Contract becomes five scheduled payments past due for CPS Program receivables, and no later than the end of the month that the Contract becomes seven scheduled payments past due for other receivables.

Contract Acquisition Fees and Origination Costs

Upon purchase of a Contract from a Dealer, we generally either charge or advance the Dealer an acquisition fee. Dealer acquisition fees and deferred originations costs are applied to the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the estimated life of the Contract using the interest method.

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other assets" on our consolidated Balance Sheet  at its estimated fair value less costs to sell. Included in other assets in the accompanying balance sheets are repossessed vehicles pending sale of $9.7 million and $14.8 million at December 31, 2009 and 2008, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, other assets as of December 31, 2009 include 5% of the structured notes issued by our subsidiary in connection with our $199 million loan sale completed in September 2008. These notes are held for investment and earn interest at a rate of LIBOR plus 5%. The amount outstanding as of December 31, 2009 and 2008 was $5.0 and 8.0 million, respectively.

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

The line item "Residual interest in securitizations" on our Consolidated Balance Sheet represents the residual interests in term securitizations completed prior to July 2003, together with the residual interest in our September 2008 transaction. This line represents the discounted sum of expected future cash flows from recoveries on charge-offs from the pre-July 2003 securitization trusts plus the Residual (as defined below) from the September 2008 transaction. The terms of the securitizations provide us the option to repurchase the underlying receivables from the trust and retire the related bonds when the aggregate outstanding balance of the contracts has amortized to a specified percentage of the initial aggregate balance.  Such repurchases are referred to as "clean-up calls".  When a clean-up call takes place, we purchase the underlying receivables and record them on the balance sheet and remove that portion of the residual interest that is attributable to the trust that is terminated when the related bonds are retired. We conducted such clean-up calls on the three unconsolidated trusts during 2007.  The remaining portion of the residual interest at December 31, 2008 and 2009 represents an estimate of the future cash flows from recoveries on charge-offs from cleaned-up securitizations and will remain on the balance sheet for some time until those particular cash flows are realized, but in no case later than 84 months from the inception date of the term securitization.

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

Our term securitization structure has generally been as follows:

We sell Contracts we acquire to a wholly-owned special purpose subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling our contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities ("Notes"), in a principal amount equal to or less than the aggregate principal balance of the contracts. We typically sell these contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to us are provided by us to the Trust. One or more investors purchase the Notes issued by the Trust (the "Noteholders"); the proceeds from the sale of the Notes are then used to purchase the contracts from us. We may retain or sell subordinated Notes issued by the Trust. Historically we have purchased a financial guaranty insurance policy for most of our term securitizations, guaranteeing timely payment of interest and ultimate payment of principal on the senior Notes, from an insurance company (a "Note Insurer"). In addition, we have provided "Credit Enhancement" for the benefit of the Note Insurer and the Noteholders in three forms: (1) an initial cash deposit to a bank account (a "Spread Account") held by the Trust, (2) overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the contracts, and (3) in the form of subordinated Notes. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the contracts until the level of Credit Enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied by from one Trust to another.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the contracts pledges the contracts to secure promissory notes that it issues, (ii) no increase in the required amount of Credit Enhancement is contemplated, and (iii) we do not purchase financial guaranty insurance. Upon each sale of contracts in a securitization structured as a secured financing, we retain as assets on our Consolidated Balance Sheet the securitized contracts and record as indebtedness the Notes issued in the transaction.

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

If the amount of cash required for payment of fees, interest and principal on the senior Notes exceeds the amount collected during the collection period, the shortfall is generally withdrawn from the Spread Account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations plus required principal payments on the subordinated Notes, if any, and there is no shortfall in the related Spread Account or other form of Credit Enhancement, the excess is released to us. If the total Credit Enhancement amount is not at the required level, then the excess cash collected is retained in the Trust until the specified level is achieved. Cash in the Spread Accounts is restricted from our use. Cash held in the various Spread Accounts is invested in high quality, liquid investment securities, as specified in the Securitization Agreements. In determining the value of the Residuals, we have estimated the future rates of prepayments, delinquencies, defaults, default loss severity, and recovery rates, as all of these factors affect the amount and timing of the estimated cash flows. Our estimates are based on historical performance of comparable contracts.

Following a securitization that is structured as a sale for financial accounting purposes, we recognize interest income on the balance of the Residuals. In addition, we will recognize additional revenue in other income if the actual performance of the contracts related to the Residuals is better than our estimate of the value of the Residual. If the actual performance of the contracts is worse than our estimate, then a reduction to the carrying value of the Residuals and a related impairment charge would be required. In a securitization structured as a secured financing for financial accounting purposes, interest income is recognized when accrued under the terms of the related contracts and, therefore, presents less potential for fluctuations in performance when compared to the approach used in a transaction structured as a sale for financial accounting purposes.

In all of our term securitizations, whether treated as secured financings or as sales, we have transferred the receivables (through a subsidiary) to the securitization Trust. The difference between the two structures is that in

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS

securitizations that are treated as secured financings we report the assets and liabilities of the securitization Trust on our Consolidated Balance Sheet. Under both structures the Noteholders’ and the related securitization Trusts’ recourse to us for failure of the contract obligors to make payments on a timely basis is limited, in general, to our Finance receivables, Spread Accounts and Residuals. Under a two-year multiple draw credit facility opened in September 2009, the Noteholders have limited recourse against us (10% of the amount outstanding) in addition to recourse against the assets of the SPS that is the note issuer under that facility.

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

Other Income

The following table presents the primary components of Other Income:

	December 31,
	2009	2008
	(In thousands)
Convenience fees charged to obligors	$4,512	$5,968
Direct mail revenues	2,618	5,255
Recoveries on previously charged-off contracts	1,560	2,065
Gains recognized on Residual interest in securitizations	635	178
Other	1,734	1,330
Balance at end of year	$11,059	$14,796

Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share:

COSNUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2009	2008
	(In thousands,
	except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share	$(57,207)	$(26,091)
Denominator:
Denominator for basic earnings (loss) per share
- weighted average number of common shares
outstanding during the year	18,643	19,230
Incremental common shares attributable to exercise
of outstanding options and warrants	-	-
Denominator for diluted earnings (loss) per share	$18,643	19,230
Basic earnings (loss) per share	$(3.07)	$(1.36)
Diluted earnings (loss) per share	$(3.07)	$(1.36)

Incremental shares of 5,499,000 and 6,320,000 related to stock options have been excluded from the diluted earnings per share calculation for the year ended December 31, 2009 and 2008, respectively, because the effect is anti-dilutive. The exercise prices of these stock options were greater than the average market price of the Company’s common shares or the Company was in a net loss position and, therefore, the effect would be anti-dilutive to earnings (loss) per share.

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 2009 and 2008 was $0.51 and $1.57, respectively. That fair value was estimated using the Black-Scholes option pricing model using the weighted average assumptions noted in the following table. We estimate the expected life of each option as the average of the vesting period and the contractual life of the option. The volatility estimate is based on the historical volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 74% to 111% for 2009 and 43% to 50% for 2008. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2009	2008
Expected life (years)	5.42	5.95
Risk-free interest rate	1.99%	3.21%
Volatility	79%	49%
Expected dividend yield	-	-

New Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FAS 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140). This standard modifies certain guidance contained in FASB ASC 860, Transfers and Servicing and limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities along with the exception from applying Financial Accounting Standards Board Interpretation (“FIN”) 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”). This standard is effective for us beginning with the first quarter in 2010. Our adoption of this standard is not expected to have material impact on our financial position, results of operations or stockholders’ equity.

    In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FAS 167, Amendments to FASB Interpretation No. 46(R)). This standard amends several key consolidation provisions related to variable interest entity (“VIE”), which are included in FASB ASC 810, Consolidation to require a company to analyze whether its interest in a VIE gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessment of whether a company is the primary beneficiary is also required by the standard. This standard amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. This standard is effective for us beginning with the first quarter in 2010. Comparative disclosures will be required for periods after the effective date. Our adoption of this standard is not expected to have material impact on our financial position, results of operations or stockholders’ equity.

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

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  The adverse changes that have taken place in the market over the last 30 months have caused us to seek to conserve liquidity by reducing our purchases of automobile contracts to nominal levels. However, in September 2009 we entered into a $50 million revolving credit facility that allows advances against new purchases of automobile contracts.  This facility has provided us the liquidity to gradually increase our contract purchases from dealers.  Moreover, during 2009 and to date in 2010 we have observed an increase in demand for asset-backed securities, including securities backed by sub-prime automobile receivables.  Nevertheless, if the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

Current economic conditions have negatively affected many aspects of our industry.  First, as stated above, there is reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables than prior to 2008.  Second, there are fewer lenders who provide short term warehouse financing for sub-prime automobile finance companies such as ours due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, broad economic weakness and increasing unemployment during 2008 and 2009 made many of the obligors under our receivables less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adverse effect on our liquidity and results of operations, depending on the number and value of the terminated agreements. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

 (2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our consolidated balance sheets was $128.5 million and $153.5 million as of December 31, 2009 and 2008, respectively.

Certain of our financing agreements require that we establish cash reserves for the benefit of the creditors to protect against unforseen credit losses on the Contracts. These cash reserves, which are included in restricted cash, were $90.1 million and $102.6 million as of December 31, 2009 and 2008, respectively.

(3) Finance Receivables

The following table presents the components of Finance Receivables, net of unearned interest:

	December 31,	December 31,
	2009	2008
Finance Receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$884,819	$1,430,227
Less: Unearned acquisition fees and discounts	(6,453)	(12,884)
Finance Receivables	$878,366	$1,417,343

Finance receivables totaling $16.1 million and $33.3 million at December 31, 2009 and 2008, respectively, have been placed on non-accrual status as a result of their delinquency status.

The following table presents a summary of the activity for the allowance for credit losses, for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
	(In thousands)
Balance at beginning of year	$78,036	$100,138
Provision for credit losses	92,011	148,408
Charge-offs	(160,174)	(195,039)
Recoveries	28,401	30,400
Allowance attributable to receivables sold	-	(5,871)
Balance at end of year	$38,274	$78,036

 Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses.

	December 31,
	2009	2008
	(In thousands)
Gross balance of repossessions in inventory	$37,821	$47,452
Allowance for losses on repossessed inventory	(28,084)	(32,690)
Net repossessed inventory included in other assets	$9,737	$14,762

(4) Residual Interest in Securitizations

Residual assets of $126,000 and $935,000 as of December 31, 2009 and 2008, respectively,represented our discounted estimate of cash flows from recoveries of previously charged off receivables from unconsolidated

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securitization transactions completed from 2001 to 2003. We have used a discount rate of 25%, which is consistent with previous periods.

In September 2008 we completed a structured loan sale in which we retained a residual interest.  The residual interest in the cash flows from this September 2008 transaction was $4.2 million and $2.6 million as of December 31, 2009 and 2008, respectively, and was determined using a discounted cash flow model that included estimates for prepayments and losses.  The discount rate utilized was 33%. The assumptions utilized were based on our historical performance adjusted for current market conditions.

(5) Furniture and Equipment
The following table presents the components of furniture and equipment:

	December 31,
	2009	2008
	(In thousands)
Furniture and fixtures	$4,133	$4,128
Computer and telephone equipment	6,294	5,651
Leasing assets	673	673
Leasehold improvements	1,301	1,190
Other fixed assets	280	244
	12,681	11,886
Less: accumulated depreciation and amortization	(11,172)	(10,482)
	$1,509	$1,404

Depreciation expense totaled $707,000 and $537,000 for the years ended December 31, 2009 and 2008, respectively.

(6) Securitization Trust Debt

We have completed a number of term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our consolidated balance sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
						Weighted
	Final	Receivables		Outstanding	Outstanding	Average
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2009 (2)	Principal	2009	2008	2009
		(Dollars in thousands)
CPS 2003-C	March 2010	$-	$87,500	$-	$1,023	-
CPS 2003-D	October 2010	-	75,000	-	1,704	-
CPS 2004-A	October 2010	-	82,094	-	3,277	-
CPS 2004-B	February 2011	1,151	96,369	1,254	6,192	4.17%
CPS 2004-C	April 2011	1,800	100,000	1,989	8,223	4.24%
CPS 2004-D	December 2011	-	120,000	-	12,395	-
CPS 2005-A	October 2011	6,858	137,500	6,924	17,586	5.30%
CPS 2005-B	February 2012	10,192	130,625	10,021	21,991	4.67%
CPS 2005-C	May 2012	19,826	183,300	19,661	39,478	5.13%
CPS 2005-TFC	July 2012	5,210	72,525	5,330	12,333	5.79%
CPS 2005-D	July 2012	18,915	145,000	19,295	36,548	5.71%
CPS 2006-A	November 2012	41,174	245,000	41,546	73,257	5.33%
CPS 2006-B	January 2013	53,601	257,500	56,664	92,106	6.52%
CPS 2006-C	July 2013	60,559	247,500	64,332	101,716	5.81%
CPS 2006-D	August 2013	67,149	220,000	69,584	105,687	5.68%
CPS 2007-A	November 2013	105,753	290,000	107,011	160,122	5.61%
CPS 2007-TFC	December 2013	30,383	113,293	31,087	51,115	5.76%
CPS 2007-B	January 2014	132,585	314,999	135,602	195,800	6.14%
CPS 2007-C	May 2014	154,761	327,499	158,955	228,478	6.26%
CPS 2008-A	October 2014	176,328	310,359	175,578	235,180	7.21%
		$886,245	$3,556,063	$904,833	$1,404,211

_________________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $500.3 million in 2010, $276.1 million in 2011, $107.7 million in 2012, and $20.7 million in 2013.

(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheet.

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

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. We were in compliance with all such covenants as of December 31, 2009, in some cases only after giving effect to waivers of otherwise applicable standards.

We are responsible for the administration and collection of the contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of December 31, 2009, restricted cash under the various agreements totaled approximately $128.5 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of transaction costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(7) Debt

The terms of our debt outstanding at December 31, 2009 and 2008 are summarized below:

	December 31,
	2009	2008
	(In tousands)

Residual interest financing
Notes secured by our residual interests in securitizations. In June 2009, after having met certain conditions, we exercised our option to extend the maturity from June 2009 to June 2010. The aggregate indebtedness under this facility was $56.9 million at December 31, 2009. It bears interest at 10.875% over LIBOR.	$56,930	$67,300

Senior secured debt, related party
Notes payable to Levine Leichtman Capital Partners IV, L.P. (“LLCP”).  The notes consisted of a $10 million term note due in June 2013, a $15 million term note due in July 2013 and a $5 million term note due in May 2010 but can be extended to October 2010 if certain conditions are met. The $10 million and $15 million term notes accrue interest at 16% per annum while the $5 million term note accrues interest at 15% per annum. The amount outstanding at December 31, 2009 is net of the unamortized debt discount of $3.9 million relating to the valuation of 1,225,000 shares of stock, warrants to purchase 1,600,991 shares of our common stock at an exercise price of $1.40702, warrants to purchase 283,985 of our common stock at an exercise price of $0.01 and $1.4 million in cash paid to the lender at issuance.
	26,118	20,105

Subordinated renewable notes
Notes bearing interest ranging from 6.85% to 15.35%, with a weighted average rate of 13.15%, and with maturities from January 2010 to August 2019 with a weighted average maturity of October 2012. We began issuing the notes in June 2005 and incurred issuance costs of $250,000. Payments are made monthly, quarterly, annually or upon maturity based on the terms of the individual notes.	21,965	25,721
	$105,013	$113,126

The outstanding debt on our credit facility was $4.9 million as of December 31, 2009, compared to $9.9 million outstanding as of December 31, 2008.  See Note 15 for a discussion of our warehouse lines of credit.

The costs incurred in conjunction with the above debt are recorded as deferred financing costs on the accompanying balance sheets and are more fully described in Note 1.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization and maximum

CONSUMER PORTFOLIO SERVICES, INC. AND SUSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial losses. Further covenants include matters relating to investments, acquisitions, restricted payments and certain dividend restrictions.

The agreements for our residual interest financing and revolving credit facility include financial covenants which, if breached, would be an event of default.  We have received waivers regarding the potential breach of minimum net worth covenants on both the revolving credit and residual interest facilities.  Without such waiver, the revolving credit lender could cease funding future advances and could, among other things, sell the finance receivables pledged to that facility in order satisfy the debt or transfer the servicing on such receivables.  Similarly, without such waiver, the residual interest lender could, among other things, sell the residual interests in the pledged securitizations to satisfy the residual interest debt.

The following table summarizes the contractual and expected maturity amounts of debt as of December 31, 2009:

Contractual maturity date	Residual interest financing	Senior secured debt (1)	Subordinated renewable notes	Total
	(In thousands)
2010	$56,930	$5,000	$13,183	$75,113
2011	-	-	4,768	4,768
2012	-	-	3,319	3,319
2013	-	21,118	552	21,670
2014	-	-	1	1
Thereafter	-	-	142	142
Total	$56,930	$26,118	$21,965	$105,013

 _________________________
(1)	The senior secured debt maturing in 2013 is shown net of unamortized debt discounts of $3.9 million. On a gross basis the scheduled maturity of this debt in 2013 is $25 million.

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

Included in compensation expense for the years ended December 31, 2009 and 2008, is $1.6 million and $1.3 million related to the amortization of deferred compensation expense and valuation of stock options.

Stock Purchases

At four different times between 2000 and 2009, our Board of Directors, authorized us to purchase a total of up to $32.5 million of our securities. As of December 31, 2009, we had purchased $5.0 million in principal amount of debt securities, and $26.3 million of our common stock, representing 8,213,625 shares.

Options and Warrants

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At our annual shareholders meeting in July 2009, our shareholders approved an amendment of the 2006 Long-Term Equity Incentive Plan which allowed an exchange and repricing of eligible outstanding options to purchase 3.96 million shares with exercise prices ranging from $2.50 to $7.18 per share. Under this Option Exchange Program, eligible employees were able to elect to exchange outstanding eligible options for new options with an exercise price of $1.50. This transaction resulted in additional compensation expense of approximately $400,000 at the time of the exchange and approximately $300,000 over the remaining vesting periods of the exchanged options.

For the year ended December 31, 2009, we recorded stock-based compensation costs in the amount of $1.6 million. As of December 31, 2009, unrecognized stock-based compensation costs to be recognized over future periods was equal to $3.5 million. This amount will be recognized as expense over a weighted-average period of 3.5 years.

At December 31, 2009, the options outstanding and exercisable had intrinsic values of $529,000 and $72,000, respectively. The total intrinsic value of options exercised was $7,000 and $50,000 for the years ended December 31, 2009 and 2008, respectively. New shares were issued for all options exercised during the years ended December 31, 2009 and 2008. At December 31, 2009, there were a total of 1.4 million additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2009, including the activity related to the option exchange described above, is as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,320	$4.35	N/A
Granted	5,410	1.31	N/A
Exercised	(11)	0.62	N/A
Forfeited	(4,845)	4.84	N/A
Options outstanding at the end of period	6,874	$1.62	5.91 years
Options exercisable at the end of period	4,605	$1.86	4.65 years

The per share weighted average fair value of stock options granted whose exercise price was equal to the market price of the stock on the grant date during the years ended December 31, 2009 and 2008, was $0.78 and $1.57, respectively.

The per share weighted average fair value of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2009 and 2008 was $0.17 and $1.62, respectively. The per share weighted average exercise price of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2009 and 2008 was $1.50 and $3.37, respectively.

We have not issued any stock options with an exercise price below the market price of the stock on the grant date.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note from us.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,600,991 shares of our

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock, at an exercise price of $1.40702 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 283,985 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model.

 In connection with the amendment to our residual credit facility discussed in Note 15, we issued warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.

 (9) Interest Income

The following table presents the components of interest income:

	Year Ended December 31,
	2009	2008
	(In thousands)
Interest on finance receivables	$205,892	$346,594
Residual interest income	1,376	606
Other interest income	928	4,351
Net interest income	$208,196	$351,551

 (10) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2009	2008
	(In thousands)
Current federal tax expense (benefit)	$(28,110)	$(23,218)
Current state tax expense (benefit)	(2,814)	(178)
Deferred federal tax (benefit)	11,294	5,886
Deferred state tax expense (benefit)	(191)	(854)
Change in valuation allowance	27,621	1,000
Income tax expense (benefit)	$7,800	$(17,364)

Income tax expense/(benefit) for the years ended December 31, 2009 and 2008 differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:
	Year Ended December 31,
	2009	2008
	(In thousands)
Expense at federal tax rate	$(17,293)	$(15,208)
State taxes, net of federal income tax benefit	(2,187)	(319)
Other adjustments to tax reserve	(827)	(3,608)
Valuation allowance	27,621	1,000
Stock-based compensation	540	411
Other	(54)	360
	$7,800	$(17,364)

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2009	2008
	(In thousands)
Deferred Tax Assets:
Finance receivables	$11,779	$22,187
Accrued liabilities	1,613	839
Furniture and equipment	274	327
NOL carryforwards and BILs	48,170	27,379
Pension Accrual	2,347	2,877
Other	-	118
Total deferred tax assets	64,183	53,727
Valuation allowance	(28,621)	(1,000)
	35,562	52,727

Deferred Tax Liabilities:
Other	(2,112)	-
Total deferred tax liabilities	(2,112)	-
Net deferred tax asset	$33,450	$52,727

As part of the MFN and TFC Mergers, CPS acquired certain net operating losses and built-in loss assets. Moreover, both MFN and TFC have undergone an ownership change for purposes of Internal Revenue Code (“IRC”) Section 382. In general, IRC Section 382 imposes an annual limitation on the ability of a loss corporation (that is, a corporation with a net operating loss (“NOL”) carryforward, credit carryforward, or certain built-in losses (“BILs”) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change.

In determining the possible future realization of deferred tax assets, we  have considered the taxes paid in the current and prior years that may be available to recapture, as well as future taxable income from the following sources: (a) reversal of taxable temporary differences; (b) future operations exclusive of reversing temporary differences; and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire.  Tax strategies include the sale of certain assets that can produce significant taxable income within the relevant carryforward period. Such strategies could be implemented without significant impact on our core business or our ability to generate future growth. The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.
At December 31, 2009 we have established a $28.6 million valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely.

As of December 31, 2009, we had net operating loss carryforwards for federal and state income tax purposes of $74.1 million and $156.9 million, respectively.  The federal net operating losses begin to expire in 2022. The state net operating losses begin to expire in 2011.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits including interest and penalties for the year:

	2009	2008
	(In thousands)
Unrecognized tax benefit - opening balance	$8,183	$12,280
Gross increases - tax positions in prior period	-	-
Gross decreases - tax positions in prior period	(2,165)	(1,764)
Gross increases - tax positions in current period	-	1,052
Settlements	(532)	-
Lapse of statute of limitations	(1,167)	(3,385)
Unrecognized tax benefit - ending balance	$4,319	$8,183

 Included in the balance of unrecognized tax benefits at December 31, 2009, are $2.9 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2009 are $1.4 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, we accrued penalties of $100,000 and gross interest of $600,000 during 2009 and in total, as of December 31, 2009, have recognized a liability for penalties of $500,000 million and gross interest of $500,000.

We do not anticipate a significant change in unrecognized tax positions within the coming year.  In addition, we believe that it is reasonably possible that none of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2009 as a result of a lapse of the statute of limitations.

We are subject to taxation in the US and various states and foreign jurisdictions.  The Company’s tax years for 2002through 2008 are subject to examination by the tax authorities.  With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2002.

(11) Related Party Transactions

Director Purchase of Retail Note

In December 2007, one of our directors purchased a $4 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public.  The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. As of December 31, 2009, $4 million remains outstanding on this note.

(12) Commitments and Contingencies

Leases

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2016. Future minimum lease payments at December 31, 2009, under these leases are due during the years ended December 31 as follows:

Amount
(In thousands)
2010	$3,129
2011	2,774
2012	2,700
2013	2,421
2014	1,949
Thereafter	3,182
Total minimum lease payments	$16,155

Rent expense for the years ended December 31, 2009 and 2008, was $4.1 million and $4.2 million, respectively.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stayed, awaiting resolution of an adversary action brought against Mr. Pardee in the bankruptcy court, which is hearing the bankruptcy of Stanwich.

CPS had reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action.  Under the agreement in principle, CPS would pay the bankruptcy estate $625,000 and abandon its claims against the estate, while the estate would abandon its adversary action against Mr. Pardee.  The bankruptcy court has rejected that proposed settlement as being possibly unfair to Mr. Pardee, and the future development of the adversary action is dependent on the decisions and future actions of the representative of creditors.  We believe that resolution of the adversary action will result in (i) limitation of its exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) stays in Rhode Island being lifted, causing those cases to become active again.

The reader should consider that an adverse judgment against CPS in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial condition.

Other Litigation.

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to their outcomes. We have recorded a liability as of December 31, 2009 that we believe represents a sufficient allowance for legal contingencies. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

 (13) Employee Benefits

The Company sponsors a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). We may, at our discretion, match 100% of employees’ contributions up to $1,500 per employee per calendar year. Our contributions to the 401(k) Plan were $672,000 for the year ended December 31, 2008. We did not make any contributions to the plan in 2009 rather we utilized the plan's forfeiture account to match $438,000 in employee contributions.

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

The following tables  represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2009 and 2008:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2009	2008
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$16,085	$14,969
Service cost	-	-
Interest cost	947	930
Actuarial gain (loss)	243	837
Benefits paid	(633)	(651)
Projected benefit obligation, end of year	$16,642	$16,085

Change in Plan Assets
Fair value of plan assets, beginning of year	$8,515	$14,643
Return on assets	2,626	(5,418)
Employer contribution	-	-
Expenses	(43)	(59)
Benefits paid	(633)	(651)
Fair value of plan assets, end of year	$10,465	$8,515

Funded Status at end of year	$(6,177)	$(7,570)

Additional Information
Weighted average assumptions used to determine benefit obligations and cost at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Weighted average assumptions used to determine benefit obligations
Discount rate	5.90%	6.00%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.00%	6.45%
Expected return on plan assets	8.50%	8.50%

Our overall expected long-term rate of return on assets is 8.50% per annum as of December 31, 2009. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2009	2008
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$-	$-
Other liabilities	(6,177)	(7,570)
Net amount recognized	$(6,177)	$(7,570)
Amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$9,029	$11,347
Unrecognized transition asset	-	-
Net amount recognized	$9,029	$11,347
Components of net periodic benefit cost
Interest Cost	$947	$930
Expected return on assets	(697)	(1,222)
Amortization of transition asset	-	-
Amortization of net loss	675	153
Net periodic benefit cost	$925	$(139)
Benefit Obligation Recognized in Other Comprehensive Income
Net loss (gain)	$(2,318)	$7,383
Prior service cost (credit)	-	-
Amortization of prior service cost	-	-
Net amount recognized in other comprehensive income	$(2,318)	$7,383

The weighted average asset allocation of our pension benefits at December 31, 2009 and 2008 were as follows:
	December 31,
	2009	2008
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	76%	71%
Debt securities	24%	28%
Cash and cash equivalents	0%	1%
Total	100%	100%

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

Expected Benefit Payouts (In thousands)
2010	$589
2011	665
2012	698
2013	753
2014	798
Years 2015 - 2019	4,786
Anticipated Contributions in 2010	$600

The fair value of plan assets at December 31, 2009, by asset category, is as follows:
Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Core Bond	$-	$1,898	$-	$1,898
Fundamental Value	-	1,683	-	1,683
Mid Cap Growth	-	509	-	509
Focus Value	-	567	-	567
Small Co. Value	-	521	-	521
Growth	-	2,170	-	2,170
Income	-	92	-	92
International Growth	-	1,950	-	1,950
Inflation Protected Bond	-	473	-	473
Money Market	35	-	-	35
Company Common Stock	567	-	-	567
Total	$602	$9,863	$-	$10,465
________________________
(1)	Assets with quoted prices in active markets for identical assets

(2)	Assets with significant observable inputs

(3)	Assets with significant unobservable inputs

 (14) Fair Value Measurements

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

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained certain assets that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of that transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained as of December 31, 2009 are $5.0 million of notes, which are classified as level 2 because we sold similar assets in the transaction. We use the price at which those similar notes were sold to value the securities retained.  The residual interest in such securitization as of December 31, 2009 is $4.3 million and is classified as level 3. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 33% per annum. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions.

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using Level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2009, the finance receivables related to the repossessed vehicles in inventory totaled $37.8 million. We have applied a valuation adjustment of $28.1 million, resulting in an estimated fair value and carrying amount of $9.7 million.

The table below presents a reconciliation for Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Residual Interest in Securitizations	2009	2008
	(in thousands)	(in thousands)
Balance at January 1, 2009	$3,582	$2,274
Transfers into Level 3	-	2,452
Included in earnings	734	(1,144)
Balance at December 31, 2009	$4,316	$3,582

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2009 and 2008, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2009 and 2008, were as follows:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
Financial Instrument	Value	Value	Value	Value
	(In thousands)
Cash and cash equivalents	$12,433	$12,433	$22,084	$22,084
Restricted cash and equivalents	128,511	128,511	153,479	153,479
Finance receivables, net	840,092	806,154	1,339,307	1,312,148
Residual interest in securitizations	4,316	4,316	3,582	3,582
Accrued interest receivable	8,573	8,573	14,903	14,903
Warehouse lines of credit	4,932	4,932	9,919	9,919
Accrued interest payable	4,267	4,267	5,605	5,605
Residual interest financing	56,930	56,930	67,300	67,300
Securitization trust debt	904,833	942,075	1,404,211	1,378,271
Senior secured debt	26,118	26,118	20,105	20,105
Subordinated renewable notes	21,965	21,965	25,721	25,721

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATE FINANCIAL STATEMENTS

The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of secured instruments.

Securitization Trust Debt

The fair value is estimated by discounting future cash flows using interest rates that we believe reflects the current market rates.

 (15) Liquidity, Results of Operations and Management's Plans

Our business requires substantial cash to support purchases of automobile contracts and other operating activities. Our  primary sources of cash have been cash flows from operating activities, including proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under warehouse credit facilities, servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitized portfolios of automobile contracts in which we have retained a residual ownership interest and from the spread accounts associated with such pools. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under warehouse credit facilities and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those portfolios and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to purchase, sell, and borrow against automobile contracts.

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. At December 31, 2007, we had $425 million in warehouse credit capacity, consisting of two $200 million senior facilities, and one $25 million subordinated facility.  One $200 million facility provided funding for automobile contracts purchased under the TFC programs while both warehouse facilities provided funding for automobile contracts purchased under the CPS programs. The subordinated facility was established on January 12, 2007 and expired by its terms in April 2008.

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

The second of two warehouse facilities was provided by an affiliate of UBS AG and was similarly structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Funding LLC.  This facility was entered into on June 30, 2004. On June 29, 2005 the facility was increased from $100 million to $125 million and further amended to provide for funding for automobile contracts purchased under the TFC programs, in addition to our CPS programs.  The available credit under the facility was increased again to $200 million on August 31, 2005. In April 2006, the terms of this facility were amended to allow advances to us of up to 80% of the principal balance of automobile contracts that we purchase under our CPS programs, and of up to 70% of the principal balance of automobile contracts that we purchase under our TFC programs, in all events subject to collateral tests and certain other conditions and covenants.  On June 30, 2006, the terms of this facility were amended to allow advances to us of up to 83% of the principal balance of automobile contracts that we purchase under our CPS programs, in all events subject to collateral tests

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and certain other conditions and covenants. In February 2007 the facility was further amended to allow for the issuance of subordinated notes resulting in an increase of the maximum advance rate to 93%.  The advance rate was subject to the lender’s valuation of the collateral which, in turn, was affected by factors such as the credit performance of our managed portfolio and the terms and conditions of our term securitizations, including the expected yields for bonds issued in our term securitizations.  The facility was amended in December 2008, which eliminated future advances and provided for repayment of the notes from proceeds collected on the underlying pledged receivables, plus certain future scheduled principal reductions until its maturity in September 2009, when it was repaid in full.

On September 25, 2009 we established a $50 million secured multiple draw credit facility with Fortress Credit Corp., which will mature on September 25, 2011.  The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Four Funding, LLC.  The facility provides for advances up to 75% of eligible finance receivables. The notes issued accrue interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum.  At December 31, 2009, $4.9 million was outstanding under this facility.  As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant).  Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of that other warrant from $1.44 per share to $1.40702 per share and increasing the number of shares available for purchase to 1,600,991.

Subsequent to the reporting period covered by this report, on March 25, 2010 we entered into an additional $50 million funding facillity. This new facility provides for advances of up to 75% of the principal balance of the eligible pledge finance receivables and the notes under it accrue interest at a rate of 11.0% per annum.

We securitized $509.0 million of automobile contracts in two private placement transactions in 2008 as compared to $1,118.1 million of automobile contracts in four private placement transactions during 2007.  All but one of these transactions were structured as secured financings and, therefore, resulted in no gain or loss on sale.  The September 2008 transaction was structured as a sale for financial accounting purposes and resulted in a loss on sale of $14.0 million.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429 and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  As of December 31, 2009 the aggregate indebtedness under this facility was $56.9 million.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,600,991 shares of our common stock, at an exercise price of $1.40702 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 283,985 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.40702 per share. In November 2009 we entered into an additional agreement with this lender whereby they purchased an additional $5 million note.  The note accrues interest at 15.0% and matures in October 2010 unless we fail to extend the maturity date of the above-mentioned residual credit facility, in which case the note matures in May 2010.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of December 31, 2009, we had unrestricted cash of $12.4 million, one $50 million revolving credit facility and no immediate plans to complete a securitization.    There can be no assurance that we will be able to obtain future warehouse financing or to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The agreements for our residual interest financing and revolving credit facility include financial covenants which, if breached, would be an event of default.  We have received waivers regarding the potential breach of minimum net worth covenants on both the revolving credit and residual interest facilities.  Without such waiver, the revolving credit lender could cease funding future advances and could, among other things, sell the finance receivables pledged to that facility in order satisfy the debt or transfer the servicing on such receivables.  Similarly, without such waiver, the residual interest lender could, among other things, sell the residual interests in the pledged securitizations to satisfy the residual interest debt.

Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities that offer a lower overall cost of funds compared to our current facility.  To illustrate, in the fourth quarter of 2009 we originated $6.1 million in contracts and our only credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in the first quarter of 2010, we originated $17.1 million in contracts and on March 25, 2010 we entered into an additional $50 million funding facility with an interest rate of 11.00% per annum.  Moreover, less competition in our marketplace has resulted in better terms for our contract purchases in 2009 compared to prior years. For the years ended December 31, 2009, 2008 and 2007, the average acquisition fee we charged per automobile contract purchased under our CPS programs was $1,508, $592 and $209, respectively, or 11.7%, 3.9% and 1.4%, respectively, of the amount financed.  Similarly, the weighted average annual percentage rate of interest payable to us by the obligors on our purchased contracts has increased significantly: to 19.9% in 2009 from 18.5%, and 18.1% in 2008 and 2007, respectively.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2009, we had approximately $1,014.8 million of debt outstanding. Such debt consisted primarily of $904.8 million of securitization trust debt, and also included $4.9 million of warehouse lines of credit, $56.9 million of residual interest financing, $26.1 million of senior secured related party debt and $22.0 million owed under a subordinated notes program.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.  The residual interest financing facility matures in June 2010 and we are in discussions with the lender regarding the extension or restructuring of the facility, as to which there can be no assurance.  Of the $26.1 million in senior secured related party debt, $5.0 million matures in October 2010, unless we fail to extend the maturity of the residual credit facility, in which case it matures in May 2010.

Our recent operating results include net losses of $57.2 million and $26.1 million in 2009 and 2008, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our recent operating losses.

Although we believe we are able to service and repay our debt, there is no assurance that we will be able to do so. If our plans for future operations do not generate sufficient cash flows and operating profits, our ability to make required payments on our debt would be impaired. Failure to pay our indebtedness when due could have a material adverse effect and may require us to issue additional debt or equity securities.