Form 10-K/A
CONSUMER PORTFOLIO SERVICES INC
filed 2010-04-30
CIK 889609

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
        Yes [   ]No  [ X ]

The aggregate market value of the 14,214,987 shares of the registrant’s common stock held by non-affiliates as of the date of filling of this report, based upon the closing price of the registrant’s common stock of $0.59 per share reported by Nasdaq as of June 30, 2009, was approximately $8,386,842. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant’s Common Stock outstanding on April 22, 2010, was 17,525,237.

DOCUMENTS INCORPORATED BY REFERENCE          None

TABLE OF CONTENTS

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance.	3

Item 11.	Executive Compensation	5

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	8

Item 13.	Certain Relationships and Related Transactions, and Director Independence	10

Item 14.	Principal Accountant Fees and Services	12

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance.

Information regarding the executive officers of the registrant (the "Company" or "CPS") appears in Part I of this report as filed on April 1, 2010, and is incorporated herein by reference.

The names of the Company’s directors, their principal occupations, and certain other information regarding them are set forth below. None of the directors currently serves on the board of directors of any other publicly-traded companies.

Charles E. Bradley, Jr., 50, has been the President and a director of the Company since its formation in March 1991, and was elected Chairman of the Board of Directors in July 2001.  Mr. Bradley has been the Company's Chief Executive Officer since January 1992.  From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm.  From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm.  Having been with the Company since its inception, Mr. Bradley brings comprehensive knowledge of the Company’s business, structure, history and culture to the Board and the Chairman position.

Chris A. Adams, 62, has been a director of the Company since August 2007.  Since 1982 he has been the owner and chief executive of Latrobe Pattern Company and K Castings Inc., which are firms engaged in the business of fabricating metal parts. With his experience as chief executive of manufacturing companies, Mr. Adams contributes to the Company’s Board significant organizational and operational management skills.

Brian J. Rayhill, 47, has been a director of the Company since August 2006.  Mr. Rayhill has been a practicing attorney in New York State since 1988. As an experienced advocate and counselor, Mr. Rayhill brings to the Board the essential perspective of compliance with the legal environments in which the Company operates.

William B. Roberts, 72, has been a director of the Company since its formation in March 1991.  Since 1981, he has been the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts.  Having spent decades in the business of finance, Mr. Roberts brings to the Company’s Board his perspective and judgment regarding means of financing its business.

Gregory S. Washer, 49, has been a director of the Company since June 2007.  He has been the owner and president of Clean Fun Promotional Marketing LLC, a promotional marketing company, since its founding in 1986.  With his experience as in promotions and marketing, Mr. Washer contributes to the Board significant organizational and operational management skills, combined with a wealth of experience in promotion and marketing of services.

Daniel S. Wood, 51, has been a director of the Company since July 2001.  Mr. Wood was president of Carclo Technical Plastics, a manufacturer of custom injection moldings, from September 2000 until his retirement in April 2007.  He now serves as a consultant to that company.  Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo Technical Plastics. As president of Carclo, Mr. Wood was responsible for the overall operation of that company and for the quality and integrity of its financial statements.  He brings to the Board the knowledge and perspective useful in evaluating the Company’s financial statements, and broad organizational and management skills.

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating Committee.  Each of these three committees operates under a written charter, adopted by the Board of Directors of the Company.  The charters are available on the Company’s website, www.consumerportfolio.com.  The Board of Directors has concluded that each member of these three committees (every director other than Mr. Bradley, the Company's chief executive officer), is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them have a material relationship with the Company that would impair their independence from management or otherwise compromise the ability to act as an independent director.

The members of the Audit Committee are Mr. Wood (chairman), Mr. Adams and Mr. Rayhill.

The Audit Committee is empowered by the Board of Directors to review the financial books and records of the Company in consultation with the Company's accounting and auditing staff and its independent auditors and to review with the accounting staff and independent auditors any questions that may arise with respect to accounting and auditing policy and procedure.

The Board of Directors has further determined that Mr. Wood has the qualifications and experience necessary to serve as an "audit committee financial expert" as such term is defined in Item 407 of Regulation S-K promulgated by the SEC.   Mr. Wood, as president of Carclo Technical Plastics, was responsible for the preparation and evaluation of the audited financial statements of that company.

The members of the Compensation Committee are Mr. Adams (chairman), Mr. Roberts, and Mr. Wood.   This Committee makes determinations as to general levels of compensation for all employees of the Company and the annual salary of each of the executive officers of the Company, and administers the Company's compensation plans.  Those plans include the Company's 1997 Long-Term Stock Incentive Plan, the Executive Management Bonus Plan, and the CPS 2006 Long-Term Equity Incentive Plan.

The members of the Nominating Committee are Mr. Rayhill (chairman), Mr. Adams and Mr. Washer. Nominations for board positions are made on behalf of the Board of Directors by the nominating committee.  Because neither the Board of Directors nor its nominating committee has received recommendations from shareholders as to nominees, the Board of Directors and the nominating committee believe that it is and remains appropriate to operate without a formal policy with regard to any director candidates who may in the future be recommended by shareholders.  The nominating committee would consider such recommendations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company.  Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2009 were timely filed.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers, which applies to the Company's chief executive officer, chief financial officer, controller and others.  A copy of the Code of Ethics may be obtained at no charge by written request to the Corporate Secretary at the Company's principal executive offices.

Item 11. Executive Compensation

The following table summarizes all compensation earned during the two fiscal years ended December 31, 2009 and 2008 by the Company's chief executive officer, and the other two most highly compensated individuals (such three individuals, the "named executive officers") who were serving in such positions or as executive officers at any time in 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total
Charles E. Bradley, Jr.	2009	$880,000	$1,000,000	$209,291	2,100	$2,091,391
President & Chief	2008	880,000	1,056,000	67,244	2,100	2,005,344
Executive Officer

Robert E. Riedl	2009	317,000	158,400	74,712	2,100	552,212
Sr. Vice President & Chief	2008	317,000	168,000	33,622	2,100	520,722
Investment Officer

Jeffrey P. Fritz	2009	317,000	132,300	80,312	2,100	531,712
Sr. Vice President – Accounting	2008	317,000	170,000	33,622	2,100	522,722
& Chief Financial Officer
(1)
Represents the dollar value of accrued for financial accounting purposes in connection with the grant of such options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  The assumptions used in such valuation are discussed in our financial statements, at note 1, under the heading “Stock Option Plan.” With respect to options granted in the exchange program described below, the dollar value accrued is the incremental value of the options granted over the options surrendered.

(2)
Amounts in this column represent (a) any Company contributions to the Employee Savings Plan (401(k) Plan), and (b) premiums paid by the Company for group life insurance, in the amount of $600 for each of the named executive officers. Company contributions to the 401(k) Plan were $1,500 per individual in 2008 and 2009.

Grants of Plan-Based Awards in Last Fiscal Year

In the year ended December 31, 2009, we did not grant any stock awards or stock appreciation rights to any of our named executive officers.  We granted options to substantially all of our management level employees on May 13, 2009, and again on December 10, 2009. The latter grants were pursuant to an option exchange program authorized by special amendment to the 2006 Incentive Plan. The shareholders approved that amendment at the annual meeting of shareholders held July 17, 2009.  The option grants noted in the tables above and below were awarded to the named executive officers as part of those two general grants.

In the May 2009 grant, the chief executive officer received an option to purchase up to 120,000 shares of the Company's common stock at the market closing price ($0.77 per share) on the date of grant, with such right to purchase to become exercisable in increments of 20% on each of the first through fifth anniversaries of the grant date, and to expire on the tenth anniversary.  Each of the other executive officers of the Company (including the named executive officers) received a grant at that time on the same terms, with respect to up to 60,000 shares.

The December 2009 exchange grants were made pursuant to a broad-based option exchange program. Under that program, each outstanding option with an exercise price of $2.50 per share or more, if held by an employee or officer of the Company (but not by a non-employee director) was eligible for cancellation and replacement by a new option to purchase a like number of shares, with an exercise price of $1.50 per share.  The new options are to become exercisable at the same times and in the same amounts as the options that were canceled, but not in any event prior to June 10, 2009.  The chief executive officer and each of the other executive officers of the Company (including the named executive officers) participated in the program, canceling outstanding options with exercise prices of $2.50 per share or more, and receiving new options with an exercise price of $1.50 per share. All grants to the named executive officers in the year ended December 31, 2009 are included in the table appearing below.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth as of December 31, 2009 the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option.  Each option referred to in the table was granted at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award; accordingly, only information concerning option awards is presented.

Option awards: Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Charles E. Bradley, Jr.	250,000	0		1.75	9/21/2010
	83,333	0		1.75	9/21/2010
	0	166,666	(1)	1.50	1/17/2011
	0	185,000	(1)	1.50	7/23/2012
	0	40,000	(1)	1.50	7/17/2013
	0	240,000	(1)	1.50	4/26/2014
	0	120,000	(1)	1.50	5/16/2015
	0	40,000	(2)	1.50	12/30/2015
	0	80,000	(3)	1.50	10/25/2016
	0	120,000	(4)	1.50	2/27/2017
	0	40,000	(5)	1.50	7/30/2017
	0	40,000	(6)	1.50	1/30/2018
	0	120,000	(7)	0.77	5/13/2019
Jeffrey P. Fritz	0	80,000	(1)	1.50	11/12/2014
	0	80,000	(1)	1.50	4/29/2015
	0	20,000	(2)	1.50	12/30/2015
	0	40,000	(3)	1.50	10/25/2016
	0	10,000	(4)	1.50	2/27/2017
	0	20,000	(5)	1.50	7/30/2017
	0	20,000	(6)	1.50	1/30/2018
	0	60,000	(7)	0.77	5/13/2019
Robert E. Riedl	75,000	0		1.92	2/3/2013
	0	20,000	(1)	1.50	7/17/2013
	0	80,000	(1)	1.50	4/26/2014
	0	40,000	(1)	1.50	4/29/2015
	0	20,000	(1)	1.50	12/30/2015
	0	40,000	(3)	1.50	10/25/2016
	0	10,000	(4)	1.50	2/27/2017
	0	20,000	(5)	1.50	7/30/2017
	0	20,000	(6)	1.50	1/30/2018
	0	60,000	(7)	0.77	5/13/2019
(1)	Becomes exercisable in full on June 10, 2010
(2)	Becomes exercisable as to 80% of such shares on June 10, 2010, and as to the remainder on December 30, 2010
(3)	Becomes exercisable as to 60% of such shares on June 10, 2010, and as to additional increments of 20% on October 25 of 2010 and 2011.
(4)	Becomes exercisable as to 60% of such shares on June 10, 2010, and as to additional increments of 20% on February 27 of 2011 and 2012.
(5)	Becomes exercisable as to 40% of such shares on June 10, 2010, and as to additional increments of 20% on July 30 of 2010, 2011 and 2012.
(6)	Becomes exercisable as to 40% of such shares on June 10, 2010, and as to additional increments of 20% on January 30 of 2010, 2011 and 2012.
(7)	Becomes exercisable as to 20% of such shares on May 13, 2010, and as to additional increments of 20% on May 13, 2011, 2012, 2013 and 2014.

Option Exercises in Last Fiscal Year

None of the named executive officers exercised any stock options during 2009; accordingly, no value was realized by any of such individuals in connection with stock option exercises.

Bonus Plan

The salary and bonus of the named executive officers are determined by the Compensation Committee. The compensation appearing in the Summary Compensation Table above under the caption "bonus" is paid pursuant to an executive management bonus plan (the “EMB Plan”).   The EMB Plan is administered by the Compensation Committee. Among other things, the Compensation Committee selects participants in the EMB Plan from among the Company’s executive officers and determines the performance goals, target amounts and other terms and conditions of awards under the EMB Plan. With respect to officers other than the chief executive officer, determinations of base salary and of criteria relating to the EMB Plan are based in part on evaluations of such officers prepared by the chief executive officer, which are furnished to and discussed with the Compensation Committee.

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

Director Compensation

Throughout 2009, the Company paid its non-employee directors a retainer of $3,000 per month, with an additional fee of $500 per month for service on a board committee ($1,000 for a committee chairman).  Non-employee directors also received per diem fees of $1,000 for attendance in person at meetings of the board of directors, or $500 for attendance by telephone. No per diem fees are paid for attendance at committee meetings.  Pursuant to the Company's policy that is applicable to all of its non-employee members, the Board on May 13, 2009, issued options with respect to 30,000 shares to each non-employee director.  All such options are exercisable at $0.77 per share, the exercise price being the closing price on the date of grant. The following table summarizes compensation received by the Company’s directors for the year 2009:

Name of Director	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Chris A. Adams	$53,500	$13,227	$66,727
Charles E. Bradley, Jr. (3)	0	0	0
Brian J. Rayhill	66,500	13,227	79,727
William B. Roberts	50,000	13,227	63,227
Gregory S. Washer	60,500	13,227	73,727
Daniel S. Wood	70,000	13,227	83,227

(1)           This column reports the amount of cash compensation earned in 2009 for Board and committee service.

(2)           This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of stock options granted to the directors in 2009.  The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R.  The weighted average fair value per option was $0.44, based on assumptions of 2.0 years expected life, expected volatility of 111.3%, expected dividend yield of 0.0%, and a risk-free rate of 0.93%.  In addition to the stock option awards granted in 2009, our directors held at December 31, 2009 option awards granted in previous years. Those options represent the right to purchase shares as follows: Mr. Bradley, 1,524,999 shares; Mr. Adams, 70,000 shares; Mr. Rayhill, 125,000 shares; Mr. Roberts, 75,000 shares; Mr. Washer, 85,000 shares; and Mr. Wood, 115,000 shares.

(3)           Mr. Bradley's compensation as chief executive officer of the Company is described elsewhere in this report.  He received no additional compensation for service on the Company's Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The table below sets forth the number and percentage of shares of the our Common Stock (our only class of voting securities) owned beneficially as of April 15, 2010, by (i) each person known to us to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or named executive officer, and (iii) all of our directors and executive officers, as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons.  Except as otherwise noted, each person named in the table has a mailing address at 19500 Jamboree Road, Irvine, California 92612.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Charles E. Bradley, Jr.	2,854,019		15.2%
Chris A. Adams	84,000		*
Brian J. Rayhill	145,000		*
William B. Roberts	969,107		5.5%
Gregory S. Washer	167,550		1.0%
Daniel S. Wood	167,000		*
Jeffrey P. Fritz	238,000		1.3%
Robert E. Riedl	297,928		1.7%
All nominees and executive officers combined (12 persons)	5,790,179	(2)	28.2%
Levine Leichtman Capital Partners IV, L.P., 335 N. Maple Drive, Suite 240, Beverly Hills, CA 90210	3,121,895	(3)	16.1%
Citigroup Financial Products Inc., 388 Greenwich Street, New York, NY 10013	2,000,000	(4)	10.2%
Millenco LLC, 666 Fifth Ave., New York, NY 10103	1,469,618	(5)	8.4%
Fortress Investment Group LLC, 1345 Ave. of the Americas, New York, NY	1,158,087	(6)	6.2%

*           Less than 1.0%
(1)
Includes certain shares that may be acquired within 60 days after April 15, 2010 from the Company upon exercise of options, as follows:  Mr. Bradley, 1,300,999 shares; Mr. Adams, 70,000 shares; Mr. Rayhill, 125,000 shares; Mr. Roberts, 75,000 shares; Mr. Washer, 85,000 shares; Mr. Wood, 115,000 shares; Mr. Fritz, 238,000 shares; and Mr. Riedl, 293,000 shares.  The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company's Employee 401(k) Plan (the "401(k) Plan").  The 401(k) Plan provides an option for all participating employees to purchase stock in the Company indirectly by buying units in a mutual fund.  Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.

(2)	Includes 2,982,499 shares that may be acquired within 60 days after May 10, 2010, upon exercise of options and conversion of convertible securities.
(3)
Of which, 1,896,895 are shares that may be acquired upon exercise of presently-exercisable warrants. Based on a report on Schedule 13D filed by Levine Leichtman Capital Partners IV, L.P. on July 28, 2009, and subsequent anti-dilution adjustments to such warrants.

(4)	All of which are shares that may be acquired upon exercise of presently-exercisable warrants. Based on a report on Schedule 13G filed by Citigroup Financial Products Inc. on January 21, 2010.
(5)	Based on a report on Schedule 13G filed by Millenco LLC on February 12, 2008.
(6)	All of which are shares that may be acquired upon exercise of presently exercisable warrants. Based on a report on Schedule 13D filed by Fortress Investment Group LLC on October 2, 2010.

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2006 Long-Term Equity Incentive Plan, as of December 31, 2009.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (excluding securities
Plan Category	Outstanding Options	Outstanding Options	reflected in first column)
Plans approved by stockholders	6,873,899	$1.62	1,410,500
Plans not approved by stockholders	None	N/A	N/A
Total		$1.62	1,410,500

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Citigroup.  On July 10, 2008, the Company and its wholly owned subsidiary Folio Funding II, LLC, as borrower, agreed with Citigroup Financial Products, Inc. (“CGFP”) to amend and restate the agreements governing a pre-existing revolving residual credit facility. CGFP is the note purchaser in and administrative agent of that credit facility.

Under the original facility, the Company sold eligible residual interests in securitizations to the borrower, which in turn pledged the residuals as collateral for floating rate borrowings from the note purchaser. The amount available for borrowing was computed by the administrative agent using a valuation methodology of the residuals, and was subject to an overall maximum principal amount of $120 million. The indebtedness of the borrower was represented by (i) a $60 million Class A-1 Variable Funding Note, and (ii) a $60 million Class A-2 Term Note. The facility's revolving feature was to expire by its terms on July 10, 2008, and the Class A-1 Note was to be due at that time. The Class A-2 Note was to be due on July 10, 2009.

With the amendments to this facility, the Company prepaid a portion of the outstanding notes, reducing the outstanding principal balance to $70 million, and the notes were re-designated as (i) a $10 million Class A-1 Term Note, and (ii) a $60 million Class A-2 Term Note. Approximately $4 million of the principal prepayment represented the agreed value of a warrant to purchase (for nominal consideration) 2,500,000 shares of Company common stock, which warrant was issued to an affiliate of CGFP, and was subsequently transferred to CGFP. The Class A-1 Term Note and Class A-2 Term Note provide for minimum required levels of amortization, and were due in June 2009. However, the Company also received an option, if certain conditions were met, to extend the maturity for an additional year to June 2010. The maturity has been so extended.

The maximum principal amount of such indebtedness to CGFP during 2009 was $67.3 million.  During 2009, the Company paid $10.4 million of principal and $7,152,156 of interest on the debt, and has since paid additional principal to reduce the amount outstanding to $52.9 million as of March 31, 2010.  Interest on such indebtedness accrues at a floating rate, computed as 30-day LIBOR plus 10.875%.

On March 10, 2010, the Company repurchased a portion of the warrant, representing 500,000 of the 2,500,000 shares available for purchase upon exercise of such warrant.  The aggregate purchase price of $979,995 paid to CGFP represented a per-share price of $1.96 per share, which was the closing price of the Company’s common stock for March 9, 2010, less the nominal exercise price of that portion of the warrant.

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

In connection with the Securities Purchase Agreement, the Company paid to LLCP a closing fee of $1.1 million and issued to LLCP (i) 1,225,000 shares of the Company’s common stock, (ii) a warrant that represented the right to purchase, at the time of issuance, 275,000 shares of the Company’s common stock, at a nominal exercise price (the

"N Warrant"), and (iii) a warrant that represented the right to purchase, at the time of issuance, 1,500,000 shares of the Company’s common stock, at an exercise price of $2.573 per share (the "FMV Warrant").  The number of shares subject to each warrant and the exercise price of each warrant are subject to certain adjustments contained in the warrants.  Exercise of the warrants was contingent upon the Company’s obtaining the approval of its shareholders, which was obtained on September 16, 2008.

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

In connection with the Securities Purchase Agreement, the Company entered into an Investor Rights Agreement with LLCP that granted LLCP certain monitoring and other rights, including the right to cause an individual designated by LLCP to be nominated and elected to the Company’s board of directors.  In addition, the Investor Rights Agreement granted to LLCP rights of first refusal with respect to future issuances of equity securities by the Company and contains restrictions on the Company’s ability (and the ability of the Company’s subsidiaries) to issue equity securities.  Such restrictions made it necessary to seek the consent of LLCP with respect to the option exchange program described in Item 11 of this report, under the caption “Grants of Plan-Based Awards in Last Fiscal Year.”  LLCP consented to the transactions composing such option exchange program, provided that the antidilution terms of its FMV Warrant were modified upon completion of the option exchange program to provide for a decrease in the exercise price, but not an increase in the number of underlying shares, of the FMV Warrant.  The exercise price of the FMV Warrant was accordingly reduced, in December 2009, from $2.4672 per share to $1.44 per share.  Upon such adjustment, the Company recorded expense in an amount computed by reference to the fair value of the modified FMV Warrant.  That additional expense was $78,216.

Pursuant to the anti-dilution provisions of the LLCP warrants, other transactions have also resulted in adjustments to such warrants’ terms. Those other transactions are the Company’s July 10 transactions with CGFP, described above, its issuance of a stock purchase warrant in the Fortress Investment Group transaction, described below, and the Company’s subsequent issuance of another warrant in a financing transaction on March 26, 2010. The resulting adjustments are that the number of shares issuable upon exercise of the N Warrant is 285,781, and upon exercise of the FMV Warrant is 1,611,114.  The exercise price of the FMV Warrant has also been adjusted, to $1.39818 per share.

On November 13, 2009, the Company issued and sold a further $5 million note to LLCP, paying a closing fee of $250,000.  The indebtedness represented by the additional note is due May 31, 2010, subject to extension to October 12, 2010, upon satisfaction of certain conditions, as to which there can be no assurance.

The maximum principal amount of indebtedness to LLCP during 2009 was $30 million.  During 2009, the Company paid no principal and $4,157,639 of interest on the debt.  As of March 31, 2010, the principal amount owed remains $30 million.  Interest on such indebtedness accrues at a fixed rate of 16% per year on the notes issued in 2008, and 15% per year on the note issued in 2009.

Affiliates of LLCP have purchased other senior secured debt securities from the Company, and have held as much as 4.5 million shares of the Company's common stock, at various times prior to the transactions described above. No such debt securities issued to affiliates of LLCP had been outstanding since July 2007, and no such shares had been held by such affiliates of LLCP since December 2007. LLCP or its affiliates may in the future provide the Company with financial advisory or other services, for which it or they may receive compensation in such amounts and forms as may be determined by negotiation.

CPS Leasing. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL").  The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the chief executive officer and chairman of the board of directors of the Company.  CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term.   The Company financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit.  The aggregate amount of advances made by the Company to CPSL as of December 31, 2009, is approximately $449,000.

Public Offering of Subordinated Notes. The Company is engaged in an ongoing offering to the public of subordinated notes. Director William Roberts on December 3, 2007 purchased $4,000,000 of three-year notes directly from the Company in that offering.  The Company in 2009 paid interest of $600,000 on such notes, in accordance with their terms. The interest rate on such notes of 14.91% per annum, and the yield paid to the noteholder is computed by compounding that rate on a daily basis. The rate was determined by negotiation, and is consistent with rates then available to other purchasers in the offering.

Fortress Investment Group. On September 25, 2009, the Company entered into a two-year revolving credit agreement (the "Credit Agreement") and related agreements with Fortress Credit Corp. ("Fortress"), an affiliate of Fortress Investment Group, and with others. Loans under the Credit Agreement are to be secured by automobile receivables that we now hold or may purchase in the future from dealers. Under the Credit Agreement, and subject to its terms and conditions, Fortress has agreed to lend from time to time up to a maximum of $50 million.  Loans under the Credit Agreement bear interest at a floating rate equal to one-month LIBOR plus 12.00%, but in all events no less than 14.00% per year.   The full amount of all outstanding loans is due September 25, 2011, subject to acceleration upon the occurrence of certain defined events of default. In connection with the Credit Agreement, the Company paid a closing fee of $750,000 and issued to an affiliate of Fortress a warrant (the “Fortress Warrant”) to purchase 1,158,087 shares of common stock, at an exercise price of $0.879 per share.  The warrant may be exercised at any time on or before September 25, 2019. The exercise price of $0.879 per share is equal to the average of the closing prices of the common stock reported by the Nasdaq Stock Market for the twenty trading days ended September 24, 2009.  The warrant contains anti-dilution provisions and other customary provisions. The Company has also agreed to register the shares issuable upon exercise of the warrant.

The Company first incurred indebtedness under the Credit Agreement in the amount of $5,171,000 on September 30, 2009. The Company used the proceeds of that draw to repay outstanding indebtedness under its former warehouse credit facility, and for working capital. The maximum principal amount of indebtedness under the Credit Agreement during 2009 was $5,171,000.  During 2009, the Company paid $239,000 of principal and $245,000 of interest on such debt.  As of March 31, 2010, the principal amount owed was $17,580,000.

The Company intends to incur additional indebtedness under the Credit Agreement from time to time as it purchases motor vehicle receivables from dealers.

Policy on Related Party Transactions. The agreements and transactions described above, other than those described  under the captions “Citigroup,” “Fortress Investment Group” and “Levine Leichtman Capital Partners,” were entered into by the Company with parties who personally benefited from such transactions and who had a control or fiduciary relationship with the Company.  It is the Company's policy that any such transactions with persons having a control or fiduciary relationship with the Company may take place only if approved by the Audit Committee or by the members of the Company's Board of Directors who are disinterested with respect to the transaction, and independent in accordance with the standards for director independence prescribed by Nasdaq.  Such policy is maintained in writing in the charter of the Audit Committee.  The agreements and transactions above were reviewed and approved by the members of the Company's Board of Directors who were disinterested with respect to the transaction, except that the subordinated notes transaction and the reduction in exercise price of the FMV Warrant were reviewed and approved by the Audit Committee.

The six directors of the Company are Charles E. Bradley, Jr., Chris A. Adams, Brian J. Rayhill, William B. Roberts, Gregory S. Washer, and Daniel S. Wood, of whom Messrs. Adams, Rayhill and Wood compose the Audit Committee. Two other individuals served as directors of the Company during 2009: E. Bruce Fredrikson and John C. Warner.  The Board of Directors has concluded that other than Mr. Bradley (who is the Company's chief executive officer), each of the other seven directors or former directors is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them has a material relationship with the Company that would impair his independence from management or otherwise compromise his ability to act as an independent director.

Item 14. Principal Accountant Fees and Services

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firms for the years ended December 31, 2009 and 2008.  Crowe Horwath LLP has served as the Company’s independent registered public accounting firm since February 6, 2009, and reported on the Company’s financial statements for the years ended December 31, 2009 and 2008.  McGladrey & Pullen LLP had previously served as the Company’s independent registered public accounting firm.

Audit and Non-Audit Fees

	Crowe Horwath LLP		McGladrey & Pullen LLP
	2009	2008	2009	2008
Audit Fees (1)	$583,077	- -	- -	$325,000
Audit-Related Fees (2)	120,000	- -	- -	52,550
Tax Fees (3)	90,000	- -	- -	600,790
All Other Fees	- -	- -	- -	- -
TOTAL	$793,077	- -	- -	$978,340

(1) Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2) Audit-related fees comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) The 2009 and 2008 tax fees represent services rendered in connection with preparation of state and federal tax returns for the Company and its subsidiaries.

Audit Committee Supervision of Principal Accountant

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors.  Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization.  The Audit Committee has delegated to its chairman and its vice-chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2009 and December 31, 2008, all services for which audit fees or audit related fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

In the course of its meetings, the Audit Committee has considered whether the provision of the non-audit fees outlined above is compatible with maintaining the independence of the respective audit firms, and has concluded that such independence is not and was not impaired.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
April 30, 2010	By:	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Sr. Vice President