Form 10-Q
period 2010-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2010-05-14
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 2, 2010 the registrant had 17,487,637 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended March 31, 2010

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$22,788	$12,433
Restricted cash and equivalents	126,917	128,511

Finance receivables	770,347	878,366
Less: Allowance for finance credit losses	(31,520)	(38,274)
Finance receivables, net	738,827	840,092

Residual interest in securitizations	4,593	4,316
Furniture and equipment, net	1,432	1,509
Deferred financing costs	6,234	5,717
Deferred tax assets, net	33,450	33,450
Accrued interest receivable	7,407	8,573
Other assets	23,346	33,660
	$964,994	$1,068,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$19,852	$17,906
Warehouse lines of credit	17,580	4,932
Residual interest financing	52,910	56,930
Securitization trust debt	796,451	904,833
Senior secured debt, related party	26,395	26,118
Subordinated renewable notes	22,526	21,965
	935,714	1,032,684
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized
75,000,000 shares; 17,634,052 and 18,034,909
shares issued and outstanding at March 31, 2010 and
December 31, 2009, respectively	54,097	55,346
Additional paid in capital, warrants	9,141	8,371
Retained earnings/(Accumulated deficit)	(28,322)	(22,504)
Accumulated other comprehensive loss	(5,636)	(5,636)
	29,280	35,577
	$964,994	$1,068,261

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,

	2010	2009
Revenues:
Interest income	$38,969	$61,179
Servicing fees	2,387	1,029
Other income	3,232	3,842
	44,588	66,050

Expenses:
Employee costs	8,779	9,263
General and administrative	5,875	6,611
Interest	22,349	32,131
Provision for credit losses	11,716	16,089
Marketing	779	1,172
Occupancy	780	1,145
Depreciation and amortization	128	148
	50,406	66,559
Income (loss) before income tax expense (benefit)	(5,818)	(509)
Income tax expense (benefit)	-	-
Net income (loss)	$(5,818)	$(509)

Earnings (loss) per share:
Basic	$(0.33)	$(0.03)
Diluted	(0.33)	(0.03)

Number of shares used in computing
earnings (loss) per share:
Basic	17,837	19,005
Diluted	17,837	19,005

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(5,818)	$(509)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on residual asset	-	(500)
Amortization of deferred acquisition fees	(1,278)	(2,222)
Amortization of discount on securitization notes	1,895	3,484
Amortization of discount on senior secured debt, related party	277	271
Depreciation and amortization	128	148
Amortization of deferred financing costs	1,254	1,772
Provision for credit losses	11,716	16,089
Stock-based compensation expense	338	302
Interest income on residual assets	(277)	(625)
Changes in assets and liabilities:
Accrued interest receivable	1,166	2,569
Other assets	10,313	6,695
Accounts payable and accrued expenses	1,946	10
Net cash provided by operating activities	21,660	27,484

Cash flows from investing activities:
Purchases of finance receivables held for investment	(17,410)	(1,096)
Proceeds received on finance receivables held for investment	108,236	119,145
Proceeds received on sale of receivables	-	-
Increases (decreases) in restricted cash and equivalents	1,594	1,811
Purchase of furniture and equipment	(51)	(494)
Net cash provided by investing activities	92,369	119,366

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	9,174	--
Proceeds from issuance of subordinated renewable notes	969	715
Payments on subordinated renewable notes	(408)	(1,956)
Net proceeds from (repayments to) warehouse lines of credit	12,647	(2,400)
Proceeds from (repayments of) residual interest financing debt	(4,020)	(2,050)
Repayment of securitization trust debt	(119,451)	(142,342)
Payment of financing costs	(1,000)	(11)
Repurchase of common stock	(1,586)	(124)
Net cash used in financing activities	(103,675)	(148,168)
Increase (decrease) in cash and cash equivalents	10,355	(1,318)

Cash and cash equivalents at beginning of period	12,433	22,084
Cash and cash equivalents at end of period	$22,788	$20,766

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$22,365	$27,194
Income taxes	$(7,318)	$56
Non-cash financing activities:
Warrants issued in connection with new term funding facility	$770	$--

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim period presented. All such adjustments are, in the opinion of management, of a normal recurring nature.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Other Income

Other income consists primarily of sales tax refunds, recoveries on previously charged off contracts from previously unconsolidated trusts, convenience fees charged to obligors for certain types of payment transaction methods and fees paid to us by dealers for certain direct mail services we provide. We received $1.3 million in sales tax refunds for the period ended March 31, 2010. We did not receive any sales tax refunds in the first quarter of 2009. Recoveries on the charged-off contracts relate to contracts from previously unconsolidated trusts and were $370,000 and $460,000 for the three months ended March 31, 2010 and 2009, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convenience fees charged to obligors, which can be expected to increase or decrease in rough proportion to increases or decreases in our managed portfolio, were $900,000 and $1.6 million for the same periods, respectively. Direct mail revenues were $270,000 and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 “Accounting for Stock Based Compensation”.

For the three months ended March 31, 2010 and 2009, we recorded stock-based compensation costs in the amount of $338,000 and $302,000, respectively.  As of March 31, 2010, unrecognized stock-based compensation costs to be recognized over future periods equaled $3.5 million. This amount will be recognized as expense over a weighted-average period of 3.3 years.

The following represents stock option activity for the three months ended March 31, 2010:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period…………	6,874	$1.62	N/A
Granted………………………………………………	-	-	N/A
Exercised……………………...………………………	-	-	N/A
Forfeited…………………………………………….	(48)	2.73	N/A
Options outstanding at the end of period……………..…	6,826	$1.61	5.63 years

Options exercisable at the end of period…………..……	4,715	$1.84	4.45 years

At March 31, 2010, the aggregate intrinsic value of options outstanding and exercisable was $5.6 million and $3.2 million, respectively. There were no options exercised for the three months ended March 31, 2010 and 2009.  There were 1.4 million shares available for future stock option grants under existing plans as of March 31, 2010.

Purchases of Company Stock

During the three-month periods ended March 31, 2010 and 2009, we purchased 400,857 and 244,678 shares, respectively, of our common stock, at average prices of $1.27 and $0.51, respectively.

New Accounting Pronouncements

In June 2009, the FASB issued ASU 2009-16, Accounting for Transfers of Financial Assets (FAS 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140). This standard modifies certain guidance contained in FASB ASC 860, Transfers and Servicing and limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities along with the exception from applying Financial Accounting Standards Board Interpretation (“FIN”) 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”). This standard is effective for us beginning with the first quarter in 2010. Our adoption of this standard  did not have a material impact on our financial position, results of operations or shareholders’ equity.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FAS 167, Amendments to FASB Interpretation No. 46(R)). This standard amends several key consolidation provisions related to variable interest entity (“VIE”), which are included in FASB ASC 810, Consolidation to require a company to analyze whether its interest in a VIE gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessment of whether a company is the primary beneficiary is also required by the standard. This standard amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. This standard is effective for us beginning with the first quarter in 2010. Our adoption of this standard did not have a material impact on our financial position, results of operations or shareholders’ equity.

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

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  As of March 31, 2010, we had access to one $50 million credit facility and another $50 million term funding facility but we have no immediate plans to complete a term securitization.  The adverse changes that have taken place in the market over the last 30 months have caused us to seek to conserve liquidity by significantly reducing our purchases of automobile contracts. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

Recent economic conditions have negatively affected many aspects of our industry.  First, although the stability of the credit markets has improved over the last year, there is still reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables, as compared to 2007 and earlier.  Second, there are fewer lenders who provide short term warehouse financing for sub-prime automobile finance companies such as ours due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, broad economic weakness and increasing unemployment in 2008 and 2009 made many of our customers less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  Without the waivers we have received from the related note insurers, we  would have been in violation of certain financial and operating covenants relating to minimum net worth and maintenance of active warehouse facilities with respect to eight of our 13 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although the diversion of such cash and our termination as servicer have been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $466.4 million of the $787.3 million of securitization trust debt outstanding at March 31, 2010. In addition, cash is being diverted into the related spread accounts on three of the eight affected transactions as a result of such transactions breaching asset performance triggers.  It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

(2) Finance Receivables

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

	March 31,	December 31,
	2010	2009
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$777,225	$884,819
Less: Unearned acquisition fees and originations costs	(6,878)	(6,453)
Finance Receivables	$770,347	$878,366

The following table presents a summary of the activity for the allowance for credit losses for the three-month periods ended March 31, 2010 and 2009:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	March 31,
	2010	2009
	(In thousands)

Balance at beginning of period	$38,274	$78,036
Provision for credit losses on finance receivables	11,716	16,089
Charge offs	(26,082)	(49,487)
Recoveries	7,612	8,003
Balance at end of period	$31,520	$52,641

We have excluded from finance receivables those contracts that we previously classified as finance receivables, but which we reclassified as other assets because we have repossessed the vehicle securing the contract.  The following table presents a summary of such repossessed inventory, together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses.  This allowance results in the repossessed inventory being valued at the estimated fair value less selling costs.

	March 31,	December 31,
	2010	2009
	(In thousands)
Gross balance of repossessions in inventory	$27,902	$37,821
Allowance for losses on repossessed inventory	(19,283)	(28,084)
Net repossessed inventory included in other assets	$8,619	$9,737

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(3) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2010	Principal	2010	2009	2010
	(Dollars in thousands)
CPS 2003-C	March 2010	$-	$87,500	$-	$-	-
CPS 2003-D	October 2010	-	75,000	-	-	-
CPS 2004-A	October 2010	-	82,094	-	-	-
CPS 2004-B	February 2011	-	96,369	-	1,254	-
CPS 2004-C	April 2011	-	100,000	-	1,989	-
CPS 2004-D	December 2011	-	120,000	-	-	-
CPS 2005-A	October 2011	-	137,500	-	6,924	-
CPS 2005-B	February 2012	7,333	130,625	7,361	10,021	4.67%
CPS 2005-C	March 2012	14,979	183,300	15,110	19,661	5.13%
CPS 2005-TFC	July 2012	3,860	72,525	4,039	5,330	5.79%
CPS 2005-D	July 2012	15,017	145,000	15,533	19,295	5.72%
CPS 2006-A	November 2012	33,305	245,000	34,144	41,546	5.33%
CPS 2006-B	January 2013	44,149	257,500	48,501	56,664	6.60%
CPS 2006-C	June 2013	50,801	247,500	55,954	64,332	5.90%
CPS 2006-D	August 2013	57,386	220,000	61,110	69,584	5.76%
CPS 2007-A	November 2013	90,690	290,000	94,361	107,011	5.68%
CPS 2007-TFC	December 2013	25,409	113,293	26,794	31,087	5.83%
CPS 2007-B	January 2014	115,429	314,999	121,301	135,602	6.22%
CPS 2007-C	May 2014	135,340	327,499	142,474	158,955	6.35%
CPS 2008-A	October 1, 2014	156,052	310,359	160,595	175,578	7.40%
Delayed Draw Notes		11,762	9,174	9,174	-	11.00%

		$761,512	$3,565,237	$796,451	$904,833
_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $343.8 million in 2010, $287.3 million in 2011, $130.4 million in 2012 and $25.8 million in 2013.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $658.0 million, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

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

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of March 31, 2010, restricted cash under the various agreements totaled approximately $126.9 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Interest Income

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Interest on Finance Receivables	$38,330	$60,535
Residual interest income	383	314
Other interest income	256	330
Interest income	$38,969	$61,179

(5) Earnings (Loss) Per Share

Earnings (loss) per share for the three-month periods ended March 31, 2010 and 2009 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Weighted average number of common shares outstanding during
the period used to compute basic earnings (loss) per share	17,837	19,005
Incremental common shares attributable to exercise of
outstanding options and warrants	-	-
Weighted average number of common shares used to compute
diluted earnings (loss) per share	17,837	19,005

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings (loss) per share calculation for the three-month periods ended March 31, 2010 and 2009 would have included an additional 3.4 million and 2.8 million shares, respectively, attributable to the exercise of outstanding options and warrants.

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

We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next twelve months.

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely. Our net deferred tax asset of $33.5 million as of March 31, 2010 is net of a valuation allowance of $28.6 million.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit will not be realized. The expense to create the valuation allowance is recorded as additional income tax expense in the period the valuation allowance is established. During the first three months of 2010, we increased our valuation allowance by $2.0 million.

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

We have recorded a liability as of March 31, 2010 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

(8) Employee Benefits

We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen September 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-
Interest Cost	241	237
Expected return on assets	(222)	(175)
Amortization of transition (asset)/obligation	-	-
Amortization of net (gain) / loss	127	169
Net periodic cost (benefit)	$146	$231

We did not make any contributions to the Plan during the three-month period ended March 31, 2010 however we anticipate making contributions in the amount of $336,000 for the remainder of 2010.

CONSUMER PORTFOLIO SERVICES, INC.. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained certain assets that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained are $8.5 million of notes, which are classified as level 2 because we sold similar assets in the transaction. We use the price at which those similar notes were sold to value the securities retained.  The residual interest in such securitization is $2.5 million and is classified as level 3. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 25% per annum. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions.

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using Level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2010, the finance receivables related to the repossessed vehicles in inventory totaled $27.9 million. We have applied a valuation adjustment of $19.3 million, resulting in an estimated fair value and carrying amount of $8.6 million.

The table below presents a reconciliation for Level 3 assets  measured at fair value on a recurring basis using significant unobservable inputs:

Residual
Interest in
Securitizations
(in thousands)
Balance at January 1, 2010	$	$ 4,316
Transfers into Level 3		-
Included in earnings		277
Balance at March 31, 2010	$	$ 4,593

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of March 31, 2010 and December 31, 2009, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

different. The estimated fair values of financial assets and liabilities at March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
Financial Instrument	Value	Value	Value	Value
	(In thousands)
Cash and cash equivalents	$22,788	$22,788	$12,433	$12,433
Restricted cash and equivalents	126,917	126,917	128,511	128,511
Finance receivables, net	738,827	712,019	840,092	806,154
Residual interest in securitizations	4,593	4,593	4,316	4,316
Accrued interest receivable	7,407	7,407	8,573	8,573
Warehouse lines of credit	17,580	17,580	4,932	4,932
Accrued interest payable	4,209	4,209	4,267	4,267
Residual interest financing	52,910	52,910	56,930	56,930
Securitization trust debt	796,451	828,583	904,833	942,075
Senior secured debt	26,395	26,395	26,118	26,118
Subordinated renewable notes	22,526	22,526	21,965	21,965

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty finance company. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to the customers of dealers who have limited credit histories, low incomes or past credit problems, who we refer to as sub-prime customers.  We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in three merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) lent money directly to consumers for an immaterial amount of vehicle purchase money loans .  In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through March 31, 2010, we have purchased a total of approximately $8.7 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions we made in 2002, 2003 and 2004.  Since January 2008, our managed portfolio has been decreasing due to our strategy of reducing contract purchases to conserve our liquidity in response to adverse economic conditions as discussed further below.  Our total managed portfolio, net of unearned interest on pre-computed automobile contracts, was approximately $1,044.1 million at March 31, 2010 compared to $1,488.4 million at March 31, 2009.

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

Since the third quarter of 2003, we have conducted 24 term securitizations. Of these 24, 19 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased in the SeaWest asset acquisition and under our TFC programs. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations of our MFN and TFC subsidiaries.  Since July 2003 all such securitizations have been structured as secured financings, except our September 2008 securitization.  This transaction was in substance a sale of the underlying receivablesand is treated as a sale for financial accounting purposes.

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

Since the fourth quarter of 2007, we have observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes include reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  As of March 31, 2010, we have one available $50 million credit facility and another $50 million term funding facility but no immediate plans to complete a term securitization.  The adverse changes that have taken place in the market over the last 30 months have caused us to seek to conserve liquidity by significantly reducing our purchases of automobile contracts. If the current adverse circumstances that have affected the capital markets should continue or worsen, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

Recent economic conditions have negatively affected many aspects of our industry.  First, although the stability of the credit markets has improved over the last year, there is still reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables, as compared to 2007 and earlier.  Second, there are fewer lenders who provide short term warehouse financing for sub-prime automobile finance companies such as ours due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, broad economic weakness and increasing unemployment in 2008 and 2009 made many of our customers less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  Without the waivers we have received from the related note insurers, we  would have been in violation of certain financial and operating covenants relating to minimum net worth and maintenance of active warehouse facilities with respect to eight of our 13 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although the diversion of such cash and our termination as servicer have been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $466.4 million of the $787.3 million of securitization trust debt outstanding at March 31, 2010. In addition, cash is being diverted into the related spread accounts on three of the eight affected transactions as a result of such transactions breaching asset performance triggers.  It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2010 with the three months ended March 31, 2009

Revenues.  During the three months ended March 31, 2010, revenues were $44.6 million, a decrease of $21.5 million, or 32.5%, from the prior year revenue of $66.0 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended March 31, 2010 decreased $22.2 million, or 36.3%, to $39.0 million from $61.2 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $2.4 million in the three months ended March 31, 2010 increased $1.4 million, or 132.1%, from $1.0 million in the prior year.  The increase in servicing fees is the result of our appointment in November 2009 as a third-party servicer for a $147 million portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.  During 2008 we also earned base servicing fees on our September 2008 term securitization transaction (which is treated as a sale for financial accounting purposes) and a portfolio which we have serviced for SeaWest Financial Corporation since April

2004, which has declined to an immaterial amount as of March 31, 2010.  As of March 31, 2010 and 2009, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	March 31, 2010		March 31, 2009

	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$805.2	77.1%	$1,314.9	88.3%
Owned by Non-Consolidated Subsidiaries	120.7	11.6%	173.4	11.7%
Third Party Portfolio	118.2	11.3%	0.1	0.0%
Total	$1,044.1	100.0%	$1,488.4	100.0%

At March 31, 2010, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,044.1 million (this amount includes $120.7 million of automobile contracts on which we earn servicing fees, own 5.0% of the asset-backed notes issued by the related trust, and own a residual interest and another $118.2 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $1,488.4 million as of March 31, 2009. At March 31, 2010 and 2009, the managed portfolio composition was as follows:

	March 31, 2010		March 31, 2009
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$907.1	86.9%	$1,450.3	97.4%
TFC	18.9	1.8%	37.9	2.6%
MFN	-	0.0%	-	0.0%
SeaWest	-	0.0%	0.1	0.0%
Third Party Portfolio	118.1	11.3%	0.1	0.0%

Total	$1,044.1	100.0%	$1,488.4	100.0%

Other income decreased by $610,000, or 15.9%, to $3.2 million in the three months ended March 31, 2010 from $3.8 million during the prior year.  Other income consists primarily of sales tax refunds, convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for training, potential customer targeting and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.

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

Total operating expenses were $50.4 million for the three months ended March 31, 2010, compared to $66.6 million for the prior year, a decrease of $16.2 million, or 24.3%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it.

Employee costs decreased by $484,000, or 5.2%, to $8.8 million during the three months ended March 31, 2010, representing 17.4% of total operating expenses, from $9.3 million for the prior year, or 13.9% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new purchases of automobile contracts.  At March 31, 2010 we had 519 employees compared to 611 employees at March 31, 2009.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $5.9 million, a decrease of 11.1%, compared to the previous year and represented 11.7% of total operating expenses.

Interest expense for the three months ended March 31, 2010 decreased $9.8 million, or 30.4%, to $22.3 million, compared to $32.1 million in the previous year. The decrease is primarily the result of changes in the amount and composition of securitization trust debt carried on our consolidated balance sheet. Interest on securitization trust debt decreased by $9.8 million in the three months ended March 31, 2010 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $50,000, and interest expense on residual interest financing decreased $452,000 in the three months ended March 31, 2010 compared to the prior year.  Interest expense on warehouse debt increased by $399,000 for the three months ended March 31, 2010 compared to the prior year.  In the prior period, we had no access to additional funding but were paying interest on an amortizing facility.  In the current period we have increased our borrowings on the $50 million credit facility we established in September 2009 and the $50 million term funding facility established in March 2010.  As of March 31, 2010, our $50 million credit facility had an outstanding balance of $17.6 million and our recently established term funding facility had an outstanding balance of $9.2 million.

Provision for credit losses was $11.7 million for the three months ended March 31, 2010, a decrease of $4.4 million, or 27.2% compared to the prior year and represented 23.2% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable credit losses that can be reasonably estimated.  The decrease in provision expense is the result of the decrease in the size of the portfolio and the smaller volumes of new contract purchases in the current period compared to the prior period.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of training programs, potential customer targeting, and direct mail products that we offer our dealers.  Marketing expenses decreased by $393,000, or 33.5%, to $779,000, compared to $1.2 million in the previous year, and represented 1.5% of total operating expenses..

Occupancy expenses decreased by $365,000 or 31.9%, to $780,000 compared to $1.1  million in the previous year and represented 1.5% of total operating expenses.

Depreciation and amortization expenses decreased $20,000, or 13.5%, to $128,000 from $148,000 in the previous year.

For the three months ended March 31, 2010, we recorded no net tax provision or benefit.  As of March 31, 2010, our net deferred tax asset of $33.5 million is net of a valuation allowance of $28.6 million and consists of approximately $30.2 million of net U.S. federal deferred tax assets and $3.3 million of net state deferred tax assets.  The major components of the deferred tax asset are $19.6 million in net operating loss carryforwards and built in losses and $13.9 million in net deductions which have not yet been taken on a tax return.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. The table below documents the delinquency, repossession and net credit loss experience of all automobile contracts that we were servicing as of the respective dates shown. Credit experience for CPS, MFN, TFC and SeaWest  (the three acquisitions described above involved MFN Financial Corporation, TFC Enterprises, Inc. and SeaWest Financial Corporation and were completed in 2002, 2003 and 2004, respectively) is shown on a combined basis in the table below. The first calendar quarter of each year generally shows seasonal improvement over the fourth quarter of the prior year which we believe is attributable to income tax refunds that obligors receive in the first quarter.  While the broad economic weakness and increasing unemployment over the last several years has resulted in higher delinquencies and net charge-offs, the increase in the percentage levels for 2010 and 2009 is also partially attributable to the decrease in the size and the increase in the average age of our managed portfolio.

Delinquency Experience (1)
CPS, MFN, TFC and SeaWest Combined

	March 31, 2010			March 31, 2009		December 31, 2009
	Number of			Number of		Number of
	Contracts		Amount	Contracts	Amount	Contracts	Amount
				(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	.	102,368	926,115	135,830	1,489,024	111,105	1,057,348
Period of delinquency (2)	.
31-60 days	.	1,346	11,034	2,296	23,946	2,787	24,628
61-90 days	.	853	7,248	1,299	13,717	1,824	16,840
91+ days	.	758	5,915	1,473	15,763	1,205	10,358
Total delinquencies (2	.	2,957	24,197	5,068	53,426	5,816	51,826
Amount in repossession (3)	.	3,523	30,842	4,299	46,740	4,305	40,815
Total delinquencies and amount in repossession (2)	.	6,480	$55,039	9,367	$100,166	10,121	$92,641

Delinquencies as a percentage of gross servicing portfolio	.	2.9%	2.6%	3.7%	3.6%	5.2%	4.9%
	.
Total delinquencies and amount in repossession as	.
a percentage of gross servicing portfolio	.	6.3%	5.9%	6.9%	6.7%	9.1%	8.8%

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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1)
CPS, MFN, TFC and SeaWest Combined

	March 31,	March 31,	December 31,
	2010	2009	2009
	(Dollars in thousands)
Average servicing portfolio outstanding	$969,812	1,548,392	$1,319,106
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	12.2%	11.6%	11.0%

_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   March 31, 2010 and March 31, 2009 percentage represents three months ended March 31, 2010 and March 31, 2009 annualized. December 31, 2009 represents 12 months ended December 31, 2009.

Liquidity and Capital Resources

Our business requires substantial cash to support our purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from operating activities, including proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitized pools of automobile contracts in which we have retained a residual ownership interest and from the spread account associated with such pools. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread account and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to acquire, sell, and borrow against automobile contracts.

   Net cash provided by operating activities for the three-month period ended March 31, 2010 was $21.5 million compared to net cash provided by operating activities for the three-month period ended March 31, 2009 of $27.5 million.

   Net cash provided by investing activities for the three-month period ended March 31, 2010 was $92.4 million compared to net cash provided by investing activities of $119.4 million in the prior year period.  Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment.  Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $17.4 million and $1.1 million during the first quarters of 2010 and 2009, respectively.  The significant decrease in contract purchases in the 2010 and 2009 periods compared to prior periods, together with the receipt of significant proceeds from  finance receivables held for investment resulted in net cash provided by investing activities. In prior years new contract purchases were significantly higher, which resulted in net cash being used by investing activities for those periods.

   Net cash used by financing activities for the three months ended March 31, 2010 was $103.6 million compared to net cash used by financing activities of $148.2 million in the prior year period. Cash used by financing activities is generally related to the repayment of securitization trust debt, reduced by the amount of all new issuances of securitization trust debt.  We repaid $119.5 million in securitization trust debt in the three months ended March 31, 2010 compared to $142.3 million in the prior year period.

We purchase automobile contracts from dealers for a cash price approximately equal to the principal amount of the contract,  reduced by an acquisition fee. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. From December 2008 until September 25, 2009  we had no available funding facilities and reduced our volume of contract purchases to nominal levels.  On September 25, 2009, we entered into a $50 million, two-year revolving credit agreement with Fortress Credit Corp. ("Fortress").  On March 26, 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.

The Fortress agreement allows advances to us of up to 75% of the principal balance of eligible collateral (automobile receivables) that we now hold or may purchase in the future from dealers.  Advances bear interest at a floating rate equal to one-month LIBOR plus 12.00%, but in all events no less than 14.00% per year. As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant).  Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of that other warrant from $1.44 per share to $1.407 per share and increasing the number of shares available for purchase to 1,600,991.  As of March 31, 2010 there was $17.6 million outstanding under the Fortress facility.

Under the term funding facility, the note purchasers have agreed to purchase up to $50 million in asset-backed notes, subject to collateral eligibility and other terms and conditions, up through the end of 2010. Amounts outstanding bear interest at a fixed rate of 11.00%, which may be decreased to 9.00% should the notes receive investment grade ratings from at least two of the following three credit rating agencies:  Moody's; Standard & Poor's; or Fitch. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017.  In connection with the establishment of this term funding facility, we  paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant).  Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants.  The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase were increased to 1,611,114.  The second affected warrant related to 283,985 shares, which was increased to 285,781 shares.  As of March 31, 2010, there was $9.2 million outstanding under the note purchase agreement.

On July 10, 2008 we amended the terms of our then outstanding residual credit facility to establish an amortization schedule for principal reductions and providing for an extension, at our option if certain conditions were met, of the maturity from June 2009 to June 2010.  In June 2009 we met all the conditions and extended the maturity of the term note.  As of March 31, 2010 the aggregate indebtedness under this facility was $52.9 million.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of March 31, 2010, we had unrestricted cash of $22.8 million.  We have $32.4 million available under our Fortress facility, $40.8 million available under the term funding facility (in both facilities subject to available eligible collateral) and no immediate plans to complete a securitization.  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  There can be no assurance that we will be able to obtain additional future funding facilities or to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would continue to decrease.

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

The agreements for our residual interest financing, revolving credit facility and term funding facility include financial covenants which, if breached, would be an event of default.  We have received a waiver regarding the potential breach of a minimum net worth covenant and maximum leverage covenant on the residual interest facility.  Without such waiver, the residual interest lender could, among other things, sell the residual interests in the pledged securitizations to satisfy the residual interest debt.

Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to our current facilities.  To illustrate, in the fourth quarter of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in the first quarter of 2010, we purchased $17.1 million in contracts and entered into the $50 million term funding facility which has aninterest rate of 11.00% per annum and the ability to decrease such rate to 9.00% per annum if certain conditions are met.  Moreover, less competition in our marketplace has resulted in better terms for our recentcontract purchases compared to prior years. For the years ended December 31, 2009, 2008 and 2007, the average acquisition fee we charged per automobile contract purchased under our CPS programs was $1,508, $592 and $209, respectively, or 11.7%, 3.9% and 1.4%, respectively, of the amount financed.  Similarly, the weighted average annual percentage rate of interest payable by our customers on newly purchased contracts has increased significantly: to 19.9% in 2009 from 18.5%, and 18.1% in 2008 and 2007, respectively.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2010, we had approximately $915.9 million of debt outstanding. Such debt consisted primarily of $796.5 million of securitization trust debt, and also included $17.6 million of warehouse lines of credit, $52.9 million of residual interest financing, $26.4 million of senior secured related party debt and $22.5 million owed under a subordinated notes program.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.  The residual interest financing facility matures in June 2010 and we are in discussions with the lender regarding the extension or restructuring of the facility, as to which there can be no assurance.  Of the $26.4 million in senior secured related party debt, $5.0 million matures in October 2010, unless we fail to extend the maturity of the residual credit facility, in which case it matures at the end of May 2010.

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

 (d) Stock-based compensation

For the three months ended March 31, 2010 and 2009, we recorded $338,000 and $302,000 respectively, in stock-based compensation costs, resulting from grants of options during the period and vesting of previously granted options. As of March 31, 2010, there were $3.5 million in unrecognized stock-based compensation costs to be recognized over future periods.

Forward Looking Statements

This report on Form 10-Q includes certain “forward-looking statements.” Forward-looking statements may be identified by the use of words such as “anticipates,” “expects,” “plans,” “estimates,” or words of like meaning. Our provision for credit losses is a forward-looking statement, as it is dependent on our estimates as to future chargeoffs and recovery rates.  Factors that could affect charge-offs and recovery rates include changes in the general economic climate, which could affect the willingness or ability of obligors to pay pursuant to the terms of automobile contracts, changes in laws respecting consumer finance, which could affect our ability to enforce rights under automobile contracts, and changes in the market for used vehicles, which could affect the levels of recoveries upon sale of repossessed vehicles. Factors that could affect our revenues in the current year include the levels of cash releases from existing pools of automobile contracts, which would affect our ability to purchase automobile contracts, the terms on which we are able to finance such purchases, the willingness of dealers to sell automobile contracts to us on the terms that we offer, and the terms on which and whether we are able to complete term securitizations once automobile contracts are acquired. Factors that could affect our expenses in the current year include competitive conditions in the market for qualified personnel and interest rates (which affect the rates that we pay on notes issued in our securitizations).

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 1, 2010. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable to us.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2010 and December 31, 2009, we had approximately $915.9 million and $1,014.8 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2009, primarily of $904.8 million of securitization trust debt, and also included $4.9 million of warehouse indebtedness, $56.9 million of residual interest financing, $26.1 million of senior secured debt and $22.0 million owed under a subordinated notes program. At March 31, 2010, such debt consisted primarily of $796.5 million of securitization trust debt, and also included $17.6 million of warehouse indebtedness, $52.9 million of residual interest financing, $26.4 million of senior secured debt, and $22.5 million owed under a subordinated notes program. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Our profitability is largely determined by the difference, or "spread," between (i) the interest rates payable under our warehouse credit facilities and on the asset-backed securities issued in our securitizations, or payable in any alternate permanent financing transactions, and (ii) the effective interest rate received by us on the automobile contracts that we acquire. Disruptions in the market for asset-backed securities observed over the past several years have resulted in an increase in the interest rates we paid on the asset-backed securities that we issued in our most recent securitization, as compared with prior transactions, and may result in any future transactions involving comparably high (or higher) interest rates payable by us. Although we have attempted to offset increases in our cost of funds by increasing fees we charge to dealers when purchasing contracts and by requiring higher interest rates on contracts we purchase, there can be no assurance that such price increases on our part will fully offset increases in interest we pay to finance our managed portfolio.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we purchased a total of 400,857 shares of our common stock, as described in the following table:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs

January 2010	128,841	$1.21	128,841	$1,129,573
February 2010	126,425	1.38	126,425	$954,532
March 2010	145,591	1.89	145,591	$679,017

Total	400,857	$1.27	400,857

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

10.28	Delayed Draw Note Purchase Agreement
10.29	Indenture governing Delayed Draw Notes.
10.30	Warrant to purchase common shares (incorporated by reference to exhibit 10.1 to registrant’s report on Form 8-K filed April 1, 2010.)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

Date: May 14, 2010

By:  /s/   CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.

President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2010

By:  /s/   JEFFREY P. FRITZ
Jeffrey P. Fritz

Senior Vice President and Chief Financial Officer
(Principal Financial Officer)