Form 10-Q
period 2010-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2010-11-12
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]    Accelerated Filer [   ]
Non-Accelerated Filer [   ]   Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]  No [X]

As of November 8, 2010 the registrant had 17,246,207 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended September 30, 2010

Item 1. Financial Statements
CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$11,293	$12,433
Restricted cash and equivalents	120,105	128,511

Finance receivables	629,508	878,366
Less: Allowance for finance credit losses	(21,198)	(38,274)
Finance receivables, net	608,310	840,092

Residual interest in securitizations	3,696	4,316
Furniture and equipment, net	1,313	1,509
Deferred financing costs	5,780	5,717
Deferred tax assets, net	28,850	33,450
Accrued interest receivable	6,508	8,573
Other assets	16,123	33,660
	$801,978	$1,068,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$20,932	$17,906
Warehouse lines of credit	39,692	4,932
Residual interest financing	44,252	56,930
Securitization trust debt	632,783	904,833
Senior secured debt, related party	26,950	26,118
Subordinated renewable notes	21,300	21,965
	785,909	1,032,684
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Common stock, no par value; authorized
75,000,000 shares; 17,250,647 and 18,034,909
shares issued and outstanding at September 30, 2010 and
December 31, 2009, respectively	54,352	55,346
Additional paid in capital, warrants	9,141	8,371
Retained earnings/(Accumulated deficit)	(41,788)	(22,504)
Accumulated other comprehensive loss	(5,636)	(5,636)
	16,069	35,577
	$801,978	$1,068,261

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2010	2009	2010	2009
Revenues:
Interest income	$32,925	$49,320	$107,072	$165,459
Servicing fees	1,768	839	6,119	2,811
Other income	2,105	2,662	6,724	8,922
	36,798	52,821	119,915	177,192

Expenses:
Employee costs	7,599	8,224	25,075	26,466
General and administrative	3,593	5,569	15,048	18,021
Interest	20,056	26,175	63,380	87,278
Provision for credit losses	7,036	15,258	25,742	49,836
Marketing	1,068	895	2,573	2,975
Occupancy	763	825	2,303	2,859
Depreciation and amortization	180	182	478	526
	40,295	57,128	134,599	187,961
Income (loss) before income tax expense (benefit)	(3,497)	(4,307)	(14,684)	(10,769)
Income tax expense (benefit)	1,000	-	4,600	-
Net income (loss)	$(4,497)	$(4,307)	$(19,284)	$(10,769)

Earnings (loss) per share:
Basic	$(0.26)	$(0.23)	$(1.10)	$(0.57)
Diluted	(0.26)	(0.23)	(1.10)	(0.57)

Number of shares used in computing
earnings (loss) per share:
Basic	17,309	18,583	17,530	18,776
Diluted	17,309	18,583	17,530	18,776

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(19,284)	$(10,769)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of deferred acquisition fees	(4,206)	(5,825)
Amortization of discount on securitization notes	4,534	9,327
Amortization of discount on senior secured debt, related party	832	737
Depreciation and amortization	478	526
Amortization of deferred financing costs	3,489	2,199
Provision for credit losses	25,742	49,836
Stock-based compensation expense	1,200	1,027
Interest income on residual assets	(727)	(1,211)
Changes in assets and liabilities:
Accrued interest receivable	2,065	4,711
Tax assets	4,600	-
Other assets	18,885	24,746
Accounts payable and accrued expenses	3,026	2,694
Net cash provided by operating activities	40,634	77,998

Cash flows from investing activities:
Purchases of finance receivables held for investment	(79,390)	(2,539)
Proceeds received on finance receivables held for investment	289,636	321,821
Decreases in restricted cash and equivalents	8,406	21,243
Purchase of furniture and equipment	(283)	(532)
Net cash provided by investing activities	218,369	339,993

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	31,739	--
Proceeds from issuance of subordinated renewable notes	2,331	527
Payments on subordinated renewable notes	(2,996)	(5,016)
Net proceeds from (repayments to) warehouse lines of credit	34,760	(4,748)
Proceeds from (repayments of) residual interest financing debt	(12,678)	(7,450)
Repayment of securitization trust debt	(308,323)	(400,751)
Payment of financing costs	(2,782)	(1,722)
Repurchase of common stock	(2,194)	(519)
Net cash used in financing activities	(260,143)	(419,679)

Increase (decrease) in cash and cash equivalents	(1,140)	(1,688)

Cash and cash equivalents at beginning of period	12,433	22,084
Cash and cash equivalents at end of period	$11,293	$20,396

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$56,867	$76,840
Income taxes	$(7,691)	$(12,374)
Non-cash financing activities:
Warrants issued in connection with new term funding facility	$770	$822

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the nine-month period ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year.

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

Other Income

Other income consists primarily of sales tax refunds, recoveries on previously charged off contracts from previously unconsolidated trusts, convenience fees charged to obligors for certain types of payment transaction methods and fees paid to us by dealers for certain direct mail services we provide. We received $1.6 million in sales tax refunds for the period ended September 30, 2010. We did not receive any sales tax refunds in the

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

comparable period in 2009. Recoveries on the charged-off contracts relate to contracts from previously unconsolidated trusts and were $1.0 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively. Convenience fees charged to obligors, which can be expected to increase or decrease in rough proportion to increases or decreases in our managed portfolio, were $2.4 million and $3.5 million for the same periods, respectively. Direct mail revenues were $1.1 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 “Accounting for Stock Based Compensation”.

For the nine months ended September 30, 2010 and 2009, we recorded stock-based compensation costs in the amount of $1.2 million and $1.0 million, respectively.  As of September 30, 2010, unrecognized stock-based compensation costs to be recognized over future periods equaled $3.2 million. This amount will be recognized as expense over a weighted-average period of 3.0 years.

The following represents stock option activity for the nine months ended September 30, 2010:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,874	$1.62	N/A
Granted	520	1.81	N/A
Exercised	-	-	N/A
Forfeited	(524)	1.78	N/A
Options outstanding at the end of period	6,870	$1.62	5.8 years
Options exercisable at the end of period	4,607	$1.79	4.6 years

At September 30, 2010, the aggregate intrinsic value of options outstanding and exercisable was $155,000 and $48,000, respectively. There were no options exercised for the nine months ended September 30, 2010 and 2009.  There were 1.0 million shares available for future stock option grants under existing plans as of September 30, 2010.

Purchases of Company Stock

During the nine-month periods ended September 30, 2010 and 2009, we purchased 784,262 and 695,350 shares, respectively, of our common stock, at average prices of $1.55 and $0.75, respectively.

New Accounting Pronouncements

In July 2010, the FASB issued FASB ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will require more information about credit quality. The ASU introduces the term “financing receivables”, which includes loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases. The term does not include receivables measured at fair value or the lower of cost of fair value and debt securities among others. It also defines two levels of disaggregation for disclosure: portfolio segment and class of financing receivables. A portfolio segment is defined as the level at which an entity determines its allowance for credit losses. A class of financing receivable is defined as a group of finance receivables determined on the basis of their initial measurement attribute (i.e., amortized cost of purchased credit impaired), risk characteristics, and an entity’s method for monitoring and assessing credit risk. The ASU

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

requires an entity to provide additional disclosures including, but not limited to, a rollforward schedule of the allowance for credit losses (with the ending allowance balance further disaggregated based on impairment methodology) and the related ending balance of the finance receivable presented by portfolio segment, and the aging of past due financing receivables at the end of the period, the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extend of troubled debt restructurings that occurred within the last year, that have defaulted in the current reporting period, and their impact on the allowance for credit losses, the nonaccrual status of financing receivables, and impaired financing receivables, presented by class. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010 for public companies. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010 for public companies. The Company is currently in the process of assessing the impact of this pronouncement on the consolidated financial statements.

Recent Developments

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 50 term securitizations of approximately $6.7 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two 2008 and one in 2010. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our most recent securitization in September 2010 were in substance a sale of the related contracts, and are treated as sales for financial accounting purposes.

Since the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. Since October 2009, we have gradually increased our contract purchases by utilizing one $50 million credit facility and another $50 million term funding facility but we have no immediate plans to complete a term securitization with our recently purchased contracts.  In September 2010, however, we took advantage of the more recent improvement in the market for asset-backed securities by re-securitizing the underlying contracts from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty. Nevertheless, if the trend of improvement in the markets for asset-backed securities should reverse, or if we are unable to obtain additional contract financing facilities or complete a term securitization of our recently originated receivables, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

The downturn in economic conditions and the capital markets that began in the fourth quarter of 2007 have negatively affected many aspects of our industry.  First, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables, as compared to 2007 and earlier.  During 2010, however, we have observed that yield requirements for investors that purchase securities backed by consumer finance receivables, including sub-prime automobile receivables, are approaching pre-2008 levels, albeit with significantly fewer transactions in the market.  Second, there are fewer lenders who provide short-term warehouse financing for sub-prime automobile finance companies due to more uncertainty regarding the prospects of obtaining long-term

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financing through the issuance of asset-backed securities than before 2008.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, broad economic weakness and increasing unemployment in 2008 and 2009 made many of our customers less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

We May Have Rescission Liability in Connection with Offers and Sales of Our Renewable Unsecured Subordinated Notes to Certain Purchasers

We filed a registration statement on Form S-2 with respect to our renewable unsecured subordinated notes on January 7, 2005 and subsequently filed amendments to such registration statement on April 13,  May 2, and May 20, 2005 and April 11, 2006 (such registration statement, as so amended, the “Former Registration Statement”).  We recently discovered that, under a rule of the SEC, we are no longer permitted to offer and sell our renewable unsecured subordinated notes in reliance on the Former Registration Statement.  Consequently, purchasers who acquired such notes during the year ending September 30, 2010 may have a statutory right to rescind their purchases.  As a result, we could be required to repurchase some or all of such notes at the original sale price plus statutory interest, less the amount of any income received by the purchasers.  From October 1, 2009 to September 30, 2010, we sold a total of $4.3 million of notes, including renewals of previously sold notes, but excluding notes that we have repaid.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for eight of our twelve currently outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The remaining four transactions insured by this particular note insurer do not contain financial covenants.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the remaining four securitizations insured by different parties we have been receiving waivers for certain financial and operating covenants on a monthly and/or quarterly basis as summarized below:

Financial covenant	Applicable Standard	Status Requiring Waiver(as of or for the quarter ended September 30, 2010)
Warehouse financing capacity	$200 million of warehouse capacity	$50 million of warehouse capacity
Adjusted net worth (I)	$87.6 million	$16.1 million
Leverage	Not greater than 4.5:1	7.1:1
Adjusted net worth (II)	$95.3 million	$16.1 million

The covenant regarding warehouse financing capacity is a covenant to maintain one or more credit facilities that allow us to finance acquisition of automobile contracts on a revolving basis, with a minimum aggregate capacity of $200 million.  The adjusted net worth covenants are covenants to maintain minimum levels of adjusted net worth, defined as our consolidated book value under GAAP with the exclusion of intangible assets such as goodwill. There are two separate adjusted net worth covenants because there are two seperate note insurers that have this covenant in their related securitizations agreements. The leverage covenant requires that we not exceed the specified ratio of debt over the defined adjusted net worth. Debt is defined in this covenant to mean consolidated liabilities less warehouse lines of credit and securitization trust debt; using this definition at September 30, 2010, we had debt of $113.4 million.

  Without the waivers we have received from the related note insurers, we would have been in violation of covenants relating to minimum net worth, maximum financial losses, maximum leverage levels and maintenance of active warehouse facilities with respect to four of our 12 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. To the extent that principal payments on the subordinated notes are delayed, we will incur greater interest expense on the subordinated notes than we would have without the required increase to the related spread accounts.  As of the date of this report, cash is being diverted to the related spread accounts in seven transactions.  In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although our termination as servicer has been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $402.5 million of the $632.8 million of securitization trust debt outstanding at September 30, 2010. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2) Finance Receivables

The following table presents the components of Finance Receivables, net of unearned interest and deferred acquisition fees and originations costs:

	September 30,	December 31,
	2010	2009
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$638,934	$884,819
Less: Unearned acquisition fees and originations costs	(9,426)	(6,453)
Finance Receivables	$629,508	$878,366

The following table presents a summary of the activity for the allowance for credit losses for the nine-month periods ended September 30, 2010 and 2009:

	September 30,	September 30,
	2010	2009
	(In thousands)

Balance at beginning of period	$38,274	$78,036
Provision for credit losses on finance receivables	25,742	49,836
Charge offs	(62,652)	(116,949)
Recoveries	19,834	22,143
Balance at end of period	$21,198	$33,066

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

	September 30,	December 31,
	2010	2009
	(In thousands)
Gross balance of repossessions in inventory	$18,647	$37,821
Allowance for losses on repossessed inventory	(13,800)	(28,084)
Net repossessed inventory included in other assets	$4,847	$9,737

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2010	Principal	2010	2009	2010
	(Dollars in thousands)
CPS 2004-B	February 2011	-	96,369	-	1,254	-
CPS 2004-C	April 2011	-	100,000	-	1,989	-
CPS 2004-D	December 2011	-	120,000	-	-	-
CPS 2005-A	October 2011	-	137,500	-	6,924	-
CPS 2005-B	February 2012	3,520	130,625	3,538	10,021	4.67%
CPS 2005-C	March 2012	7,947	183,300	8,262	19,661	5.13%
CPS 2005-TFC	July 2012	-	72,525	-	5,330	-
CPS 2005-D	July 2012	8,894	145,000	9,279	19,295	5.69%
CPS 2006-A	November 2012	21,516	245,000	22,104	41,546	5.33%
CPS 2006-B	January 2013	30,282	257,500	34,641	56,664	6.75%
CPS 2006-C	June 2013	36,003	247,500	41,305	64,332	6.09%
CPS 2006-D	August 2013	42,204	220,000	45,484	69,584	5.86%
CPS 2007-A	November 2013	67,679	290,000	72,587	107,011	5.82%
CPS 2007-TFC	December 2013	17,993	113,293	19,680	31,087	5.94%
CPS 2007-B	January 2014	87,934	314,999	96,573	135,602	6.39%
CPS 2007-C	May 2014	104,849	327,499	111,691	158,955	6.47%
CPS 2008-A	October 2014	122,484	310,359	135,900	175,578	7.71%
Delayed Draw Notes	July 2017	41,729	9,174	31,739	-	11.00%
		$593,034	$3,320,643	$632,783	$904,833
_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $118.2 million in 2010, $313.0 million in 2011, $154.5 million in 2012, $44.1 million in 2013 and $3.0 million in 2014.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $481.0 million, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses.  In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTES

default if a default were declared under a different facility.  We have received waivers regarding the potential breach of certain such covenants relating to minimum net worth, maximum financial losses, maximum leverage levels and maintenance of active warehouse credit facilities.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of September 30, 2010, restricted cash under the various agreements totaled approximately $120.1 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

In March 2010, we entered into a $50 million delayed draw note facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.  Under the delayed draw note facility, the note purchasers have agreed to purchase up to $50 million in asset-backed notes, subject to collateral eligibility and other terms and conditions, up through the end of 2010. Amounts outstanding bear interest at a fixed rate of 11.00%, which may be decreased to 9.00% should the notes receive investment grade ratings from at least two of the following three credit rating agencies:  Moody's; Standard & Poor's; or Fitch. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is in July 2017.  As of September 30, 2010, there was $31.7 million outstanding under the note purchase agreement.

(4) Interest Income

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Interest on Finance Receivables	$32,458	$48,813	$105,410	$163,737
Residual interest income	204	346	877	1,012
Other interest income	263	161	785	710
Interest income	$32,925	$49,320	$107,072	$165,459

(5) Earnings (Loss) Per Share

Earnings (loss) per share for the three-month and nine-month periods ended September 30, 2010 and 2009 were calculated using the weighted average number of shares outstanding for the related period. The following

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during
the period used to compute basic earnings (loss) per share	17,309	18,583	17,530	18,776

Incremental common shares attributable to exercise of
outstanding options and warrants	-	-	-	-

Weighted average number of common shares used to compute
diluted earnings (loss) per share	17,309	18,583	17,530	18,776

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings (loss) per share calculation for the three-month and nine-month periods ended September 30, 2010 would have included an additional 2.8 million and 3.3 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2009, there were 2.8 million shares attributable to the exercise of outstanding options and warrants.

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

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely. Our net deferred tax asset of $28.9 million as of September 30, 2010 is net of a valuation allowance of $38.0 million.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit will not be realized. The expense to create the valuation allowance is recorded as additional income tax expense in the period the valuation allowance is established. During the first nine months of 2010, we increased our valuation allowance by $9.4 million.

COSNUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
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

We received federal income tax refunds of $7.9 million in the nine-month period ended September 30, 2010 resulting from a carryback of net operating losses incurred in 2008 to periods when we reported taxable income.  The amount of the refunds was recorded as a receivable and included in Other Assets on our balance sheet at December 31, 2009.

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

We had reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action. Under the agreement in principle, we were to pay the bankruptcy estate $625,000 and abandon our claims against the estate, while the estate would abandon its adversary action against Mr. Pardee. The bankruptcy court has rejected that proposed settlement, the representative of creditors has appealed that rejection, and the appeal was denied on April 8, 2009 and there has been no significant activity in the case since that time.  There can be no assurance as to the ultimate outcome of these matters.

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

We have recorded a liability as of September 30, 2010 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger.  We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the nine-month periods ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-	$-	$-
Interest Cost	241	237	723	711
Expected return on assets	(222)	(175)	(667)	(525)
Amortization of transition (asset)/obligation	-	-	-	-
Amortization of net (gain) / loss	127	169	382	507
Net periodic cost (benefit)	$146	$231	$438	$693

We contributed $687,000 to the Plan during the nine-month period ended September 30, 2010 and we anticipate making contributions in the amount of $112,000 for the remainder of 2010.

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

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained, which is included in Other Assets on our Unaudited Consolidated Balance Sheet as of December 31, 2009, were sold in September 2010 in the re-securitization transaction described in Note 1. In the same transaction, the residual interest was reduced by $1.5 million.  The residual interest in such securitization is $3.7 million as of September 30, 2010 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 20% per annum and a cumulative net loss rate of 21.5%. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions. No gain or loss was recorded as a result of the re-securitization transaction described above.

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using Level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010, the finance receivables related to the repossessed vehicles in inventory totaled $18.6 million. We have applied a valuation adjustment of $13.8 million, resulting in an estimated fair value and carrying amount of $4.8 million.

We have no Level 3 assets that are measured at fair value on a nonrecurring basis.  The table below presents a reconciliation for Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

Residual
Interest in
Securitizations
(in thousands)
Balance at January 1, 2010	$4,316
Reduction of residual interest as a result of re-securitization	(1,497)
Included in earnings	877

Balance at September 30, 2010	$3,696

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of September 30, 2010 and December 31, 2009, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
Financial Instrument	Value	Value	Value	Value
	(In thousands)
Cash and cash equivalents	$11,293	$11,293	$12,433	$12,433
Restricted cash and equivalents	120,105	120,105	128,511	128,511
Finance receivables, net	608,310	589,308	840,092	806,154
Residual interest in securitizations	3,696	3,696	4,316	4,316
Accrued interest receivable	6,508	6,508	8,573	8,573
Warehouse lines of credit	39,692	39,692	4,932	4,932
Accrued interest payable	4,094	4,094	4,267	4,267
Residual interest financing	44,252	44,252	56,930	56,930
Securitization trust debt	632,783	648,088	904,833	942,075
Senior secured debt	26,950	26,950	26,118	26,118
Subordinated renewable notes	21,300	21,300	21,965	21,965

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty finance company focused on consumers who have limited credit histories, low incomes or past credit problems, whom we refer to as sub-prime customers. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to sub-prime customers of dealers.  We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in three merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) lent money directly to consumers for an immaterial amount of vehicle purchase money loans.  In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through September 30, 2010, we have purchased a total of approximately $8.8 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions we made in 2002, 2003 and 2004.  Since January 2008, our managed portfolio has been decreasing.  From January 2008 through September 2009 our strategy was to reduce contract purchases to conserve our liquidity in response to adverse economic conditions as discussed further below.  Since October 2009, we have been gradually increasing our new contract purchases with funding from two contract financing facilities established in September 2009 and March 2010 and as further described below.   Our total managed portfolio was approximately $843.0 million at September 30, 2010 compared to $1,197.3 million at September 30, 2009.

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

Since the third quarter of 2003, we have conducted 25 term securitizations. Of these 25, 19 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. Three of the 19 securitizations included contracts from either our acquired portfolios, our subsidiary TFC that served vehicle purchasers enlisted in the U.S. Armed Forces, or contracts that we repurchased from prior securitizations.  In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. In September 2010, we completed a securitization (2010-A) where the underlying receivables were originally securitized in our September 2008 securitization.  The 2010-A bonds were issued at a lower weighted average coupon than the original 2008 securitization and the proceeds were used to retire the bonds of the original September 2008 securitization.  Since July 2003 all of our securitizations have been structured as secured financings, except our September 2008 and September 2010 securitizations.  Each of those transactions were in substance a sale of the underlying receivables and are treated as sales for financial accounting purposes.

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 50 term securitizations of approximately $6.7 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two 2008 and one in 2010. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our most recent securitization in September 2010 were in substance a sale of the related contracts, and are treated as sales for financial accounting purposes.

Since the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, are no longer offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. Since October 2009, we have gradually increased our contract purchases by utilizing one $50 million credit facility and another $50 million term funding facility but we have no immediate plans to complete a term securitization with our recently purchased contracts.  In September 2010, however, we took advantage of the more recent improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  Nevertheless, if the trend of improvement in the markets for asset-backed securities should reverse, or if we are unable to obtain additional contract financing facilities or complete a term securitization of our recently originated receivables, we may curtail further or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

The downturn in economic conditions and the capital markets that began in the fourth quarter of 2007 have negatively affected many aspects of our industry.  First, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables, as compared to 2007 and earlier.  During 2010, however, we have observed that yield requirements for investors that purchase securities backed by consumer finance receivables, including sub-prime automobile receivables, are approaching pre-2008 levels, albeit with significantly fewer transactions in the market.  Second, there are fewer lenders who provide short term warehouse financing for sub-prime automobile finance companies due to more uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities that before 2008.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  Finally, broad economic weakness and increasing unemployment in 2008 and 2009 made many of our customers less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for eight of our twelve currently outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The remaining four transactions insured by this particular note insurer do not contain financial covenants.

For the remaining four securitizations insured by different parties we have been receiving waivers for certain financial and operating covenants on a monthly and/or quarterly basis as summarized below:

Financial covenant	Applicable Standard	Status Requiring Waiver(as of or for the quarter ended September 30, 2010)
Warehouse financing capacity	$200 million of warehouse capacity	$50 million of warehouse capacity
Adjusted net worth (I)	$87.6 million	$16.1 million
Leverage	Not greater than 4.5:1	7.1:1
Adjusted net worth (II)	$95.3 million	$16.1 million

The covenant regarding warehouse financing capacity is a covenant to maintain one or more credit facilities that allow us to finance acquisition of automobile contracts on a revolving basis, with a minimum aggregate capacity of $200 million.  The adjusted net worth covenants are covenants to maintain minimum levels of adjusted net worth, defined as our consolidated book value under GAAP with the exclusion of intangible assets such as goodwill. There are two separate adjusted net worth covenants because there are two seperate note insurers that have this covenant in their related securitizations agreements. The leverage covenant requires that we not exceed the specified ratio of debt over the defined adjusted net worth. Debt is defined in this covenant to mean consolidated liabilities less warehouse lines of credit and securitization trust debt; using this definition at September 30, 2010, we had debt of $113.4 million.

  Without the waivers we have received from the related note insurers, we would have been in violation of covenants relating to minimum net worth, maximum financial losses, maximum leverage levels and maintenance of active warehouse facilities with respect to four of our 12 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. As of the date of this report, cash is being diverted to the related spread accounts in seven transactions.  In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although our termination as servicer has been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $402.5 million of the $632.8 million of securitization trust debt outstanding at September 30, 2010. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2010 with the three months ended September 30, 2009

Revenues.  During the three months ended September 30, 2010, revenues were $36.8 million, a decrease of $16.0 million, or 30.3%, from the prior year revenue of $52.8 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended September 30, 2010 decreased $16.4 million, or 33.2%, to $32.9 million from $49.3 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.  In September 2010 we took advantage of the more recent improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 securitization including a senior bond that we owned since inception of that transaction.  We recorded interest income on that senior bond of $32,000 and $84,000 during the three months ended September 30, 2010 and 2009, respectively.  We hold a residual interest in the September 2010 securitization that is similar to the structure and economics of the original 2008 securitization.

Servicing fees totaling $1.8 million in the three months ended September 30, 2010 increased $929,000, or 110.7%, from $839,000 in the prior year.  The increase in servicing fees is the result of our appointment in November 2009 as a third-party servicer for a $147 million portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.  We also earned base servicing fees on our September 2008 term securitization transaction (which is treated as a sale for financial accounting purposes) and a portfolio which we have serviced for SeaWest Financial Corporation since April 2004, which has declined to an immaterial amount as of September 30, 2010.  As of September 30, 2010 and 2009, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2010		September 30, 2009
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$657.6	78.0%	$1,049.3	87.6%
Owned by Non-Consolidated Subsidiaries	95.8	11.4%	148.0	12.4%
Third Party Portfolio	89.6	10.6%	-	0.0%
Total	$843.0	100.0%	$1,197.3	100.0%

At September 30, 2010, we were generating income and fees on a managed portfolio with an outstanding principal balance of $843.0 million (this amount includes $95.8 million of automobile contracts on which we earn servicing fees and a residual interest and also includes another $89.6 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $1,197.3 million as of September 30, 2009. At September 30, 2010 and 2009, the managed portfolio composition was as follows:

	September 30, 2010		September 30, 2009
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$741.6	88.0%	$1,169.4	97.7%
TFC	11.8	1.4%	27.9	2.3%
MFN	-	0.0%	-	0.0%
SeaWest	-	0.0%	-	0.0%
Third Party Portfolio	89.6	10.6%	-	0.0%
Total	$843.0	100.0%	$1,197.3	100.0%

Other income decreased by $557,000, or 20.9%, to $2.1 million in the three months ended September 30, 2010 from $2.7 million during the prior year.  Other income consists primarily of sales tax refunds, convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for lead generation and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.  In the current period, each category of other income decreased somewhat from the prior year’s period.

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

Total operating expenses were $40.3 million for the three months ended September 30, 2010, compared to $57.1 million for the prior year, a decrease of $16.8 million, or 29.5%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it.

Employee costs decreased by $623,000, or 7.6%, to $7.6 million during the three months ended September 30, 2010, representing 18.9% of total operating expenses, from $8.2 million for the prior year, or 14.4% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new contract purchases.  At September 30, 2010 we had 435 employees compared to 489 employees at September 30, 2009.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $3.6 million, a decrease of 35.5%, compared to the previous year and represented 8.9% of total operating expenses.

Interest expense for the three months ended September 30, 2010 decreased $6.1 million, or 23.4%, to $20.1 million, compared to $26.2 million in the previous year. The decrease is primarily the result of changes in the amount and composition of debt carried on our consolidated balance sheet. Interest on securitization trust debt decreased by $7.8 million in the three months ended September 30, 2010 compared to the prior year.  For the current period, interest on securitization trust debt includes $723,000 in interest expense on our $50 million term funding facility that was established in March 2010 and had an outstanding balance of $31.7 million at September 30, 2010.  Interest expense on senior secured and subordinated debt increased by $406,000, and interest expense on residual interest financing decreased $221,000 in the three months ended September 30, 2010 compared to the prior year.  Interest expense on warehouse debt increased by $1.5 million for the three months ended September 30, 2010 compared to the prior year as a result of our increased contract purchases in 2010.  We have increased our borrowings on the $50 million credit facility established in September 2009 to provide funding for these purchases. As of September 30, 2010, it had an outstanding balance of $39.7 million. In the prior period, we had just established the $50 million credit facility which had an outstanding balance equal to $5.2 million as of September 30, 2009.

Provision for credit losses was $7.0 million for the three months ended September 30, 2010, a decrease of $8.2 million, or 53.9% compared to the prior year and represented 17.5% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable credit losses that can be reasonably estimated.  The decrease in provision expense is the result of the decrease in the size and the increase in the average age of the portfolio owned by our consolidated subsidiaries. Although losses and provision expense have decreased in the current period compared to the prior year, the annualized net charge offs as a percentage of the average servicing portfolio have remained fairly constant due to the decreasing size of the portfolio.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of training programs, lead sales, and direct mail products that we offer our dealers.  Marketing expenses increased by $172,000, or 19.2%, to $1.1 million, compared to $896,000 in the previous year, and represented 2.7% of total operating expenses.  As a result of our $50 million term funding facility and our $50 million credit facility we were able to purchase 2,359 contracts representing $35.2 million in principal balances in the current period compared to 37 contracts representing $506,000 in principal balances in the prior year.

Occupancy expenses decreased by $62,000 or 7.5%, to $763,000 compared to $825,000 in the previous year and represented 2.0% of total operating expenses.

Depreciation and amortization expenses decreased by $2,000 or 1.1%, to $180,000 compared to $182,000 in the previous year and represented 1.3% of total operating expenses.

For the three months ended September 30, 2010, we recorded no net tax benefit and added $1.0 million to the valuation allowance for our deferred tax assets.  As of September 30, 2010, our net deferred tax asset of $28.9 million is net of a valuation allowance of $38.0 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Comparison of Operating Results for the nine months ended September 30, 2010 with the nine months ended September 30, 2009

Revenues.  During the nine months ended September 30, 2010, revenues were $119.9 million, a decrease of $57.3 million, or 32.3%, from the prior year revenue of $177.2 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the nine months ended September 30, 2010 decreased $58.4 million, or 35.3%, to $107.1 million from $165.5 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.  In September 2010 we took advantage of the more recent improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 securitization including a senior bond that we owned since inception of that transaction.  We recorded interest income on that senior bond of $149,000 and $289,000 during the three months ended September 30, 2010 and 2009, respectively.  We hold a residual interest in the September 2010 securitization that is similar to the structure and economics of the original 2008 securitization.

Servicing fees totaling $6.1 million in the nine months ended September 30, 2010 increased $3.3 million, or 117.6%, from $2.8 million in the prior year.  The increase in servicing fees is the result of our appointment in November 2009 as a third-party servicer for a $147 million portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.  We also earned base servicing fees on our September 2008 term securitization transaction (which is treated as a sale for financial accounting purposes) and a portfolio which we have serviced for SeaWest Financial Corporation since April 2004, which has declined to an immaterial amount as of September 30, 2010.  As of September 30, 2010 and 2009, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2010		September 30, 2009
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$657.6	78.0%	$1,049.3	87.6%
Owned by Non-Consolidated Subsidiaries	95.8	11.4%	148.0	12.4%
Third Party Portfolio	89.6	10.6%	-	0.0%
Total	$843.0	100.0%	$1,197.3	100.0%

At September 30, 2010, we were generating income and fees on a managed portfolio with an outstanding principal balance of $843.0 million (this amount includes $95.8 million of automobile contracts on which we earn servicing fees and own a residual interest and another $89.6 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $1,197.3 million as of September 30, 2009. At September 30, 2010 and 2009, the managed portfolio composition was as follows:

	September 30, 2010		September 30, 2009
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$741.6	88.0%	$1,169.4	97.7%
TFC	11.8	1.4%	27.9	2.3%
MFN	-	0.0%	-	0.0%
SeaWest	-	0.0%	-	0.0%
Third Party Portfolio	89.6	10.6%	-	0.0%

Total	$843.0	100.0%	$1,197.3	100.0%

Other income decreased by $2.2 million, or 24.6%, to $6.7 million in the nine months ended September 30, 2010 from $8.9 million during the prior year.  Other income consists primarily of sales tax refunds, convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for lead generation and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.  In the current period, each category of other income decreased somewhat from the prior year’s period, other than sales tax refunds, which were greater in the current period.

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

Total operating expenses were $134.6 million for the nine months ended September 30, 2010, compared to $188.0 million for the prior year, a decrease of $53.4 million, or 28.4%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it.

Employee costs decreased by $1.4 million, or 5.3%, to $25.1 million during the nine months ended September 30, 2010, representing 18.6% of total operating expenses, from $26.5 million for the prior year, or 14.1% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new contract purchases.  At September 30, 2010 we had 435 employees compared to 489 employees at September 30, 2009.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $15.0million, a decrease of 16.5%, compared to the previous year and represented 11.2% of total operating expenses.

Interest expense for the nine months ended September 30, 2010 decreased $23.9 million, or 27.4%, to $63.4 million, compared to $87.3 million in the previous year. The decrease is primarily the result of changes in the amount and composition of debt carried on our consolidated balance sheet. Interest on securitization trust debt decreased by $26.4 million in the nine months ended September 30, 2010 compared to the prior year.  For the current period, interest on securitization trust debt includes $1.1 million in interest expense on our $50 million term funding facility that was established in March 2010 and had an outstanding balance of $31.7 million at September 30, 2010.  Interest expense on senior secured and subordinated debt increased by $695,000, and interest expense on residual interest financing decreased $1.0 million in the nine months ended September 30, 2010 compared to the prior year.  Interest expense on warehouse debt increased by $2.8 million for the nine months ended September 30, 2010 compared to the prior year as a result of our increased contract purchases in 2010.  We have increased our borrowings on the $50 million credit facility established in September 2009 to provide funding for these purchases. As of September 30, 2010, it had an outstanding balance of $39.7 million. In the prior period, we had just established the $50 million credit facility which had an outstanding balance equal to $5.2 million as of September 30, 2009.

Provision for credit losses was $25.7 million for the nine months ended September 30, 2010, a decrease of $24.1 million, or 48.3% compared to the prior year and represented 19.1% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable credit losses that can be reasonably estimated.  The decrease in provision expense is the result of the decrease in the size and the increase in the average age of the portfolio owned by our consolidated subsidiaries.  Although losses and provision expense have decreased in the current period compared to the prior year, the annualized net charge offs as a percentage of the average servicing portfolio have remained fairly constant due to the decreasing size of the portfolio.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of training programs, lead sales, and direct mail products that we offer our dealers.  Marketing expenses decreased by $402,000, or 13.5%, to $2.6 million, compared to $3.0 million in the previous year, and represented 1.9% of total operating expenses.

Occupancy expenses decreased by $556,000 or 19.4%, to $2.3 million compared to $2.9 million in the previous year and represented 1.7% of total operating expenses.

Depreciation and amortization expenses decreased $48,000, or 9.1%, to $478,000 from $526,000 in the previous year.

For the nine months ended September 30, 2010, we recorded no net tax benefit and added $4.6 million to the valuation allowance for our deferred tax assets.  As of September 30, 2010, our net deferred tax asset of $28.9 million is net of a valuation allowance of $38.0 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

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

Delinquency Experience (1)
CPS, TFC and Acquired Portfolios

	September 30, 2010		September 30, 2009		December 31, 2009
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	90,181	$753,499	119,721	$1,197,706	111,105	$1,057,348
Period of delinquency (2)
31-60 days	3,113	22,684	3,266	30,347	2,787	24,628
61-90 days	1,647	12,788	2,102	20,860	1,824	16,840
91+ days	1,146	8,988	1,754	18,301	1,205	10,358
Total delinquencies (2)	5,906	44,460	7,122	69,508	5,816	51,826
Amount in repossession (3)	2,627	20,626	4,062	36,204	4,305	40,815
Total delinquencies and amount in repossession (2)	8,533	$65,086	11,184	$105,712	10,121	$92,641

Delinquencies as a percentage of gross servicing portfolio	6.5%	5.9%	5.9%	5.8%	5.2%	4.9%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	9.5%	8.6%	9.3%	8.8%	9.1%	8.8%

________________________________
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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1)
CPS,  TFC and SeaWest Combined

	September 30,	September 30,	December 31,
	2010	2009	2009
	(Dollars in thousands)
Average servicing portfolio outstanding	$868,961	1,390,959	$1,319,106
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	9.7%	10.4%	11.0%
_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   September 30, 2010 and September 30, 2009 percentage represents nine months ended September 30, 2010 and September 30, 2009 annualized. December 31, 2009 represents 12 months ended December 31, 2009.

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

   Net cash provided by operating activities for the nine-month period ended September 30, 2010 was $40.6 million compared to net cash provided by operating activities for the nine-month period ended September 30, 2009 of $78.0 million.

   Net cash provided by investing activities for the nine-month period ended September 30, 2010 was $218.4 million compared to net cash provided by investing activities of $340.0 million in the prior year period.  Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment.  Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $79.4 million and $2.5 million during the first nine months of 2010 and 2009, respectively.  The significant decrease in contract purchases in the 2010 and 2009 periods compared to prior periods, together with the receipt of significant proceeds from  finance receivables held for investment resulted in net cash provided by investing activities. In prior years new contract purchases were significantly higher, which resulted in net cash being used by investing activities for those periods.

   Net cash used by financing activities for the three months ended September 30, 2010 was $260.1 million compared to net cash used by financing activities of $419.7 million in the prior year period. Cash used by financing activities is generally related to the repayment of securitization trust debt, reduced by the amount of all new issuances of securitization trust debt.  We repaid $308.3 million in securitization trust debt in the nine months ended September 30, 2010 compared to $400.8 million in the prior year period.

We purchase automobile contracts from dealers for a cash price approximately equal to the principal amount of the contract,  reduced by an acquisition fee. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities. From December 2008 until September 2009 we had no available funding facilities and reduced our volume of contract purchases to nominal levels. In September 2009, we entered into a $50 million, two-year revolving credit agreement with Fortress Credit Corp. ("Fortress").  In March 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.

The Fortress agreement allows advances to us of up to 75% of the principal balance of eligible collateral (automobile receivables) that we now hold or may purchase in the future from dealers.  Advances bear interest at a floating rate equal to one-month LIBOR plus 12.00%, but in all events no less than 14.00% per year. As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant).  Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of that other warrant from $1.44 per share to $1.407 per share and increasing the number of shares available for purchase to 1,600,991.  As of September 30, 2010 there was $39.7 million outstanding under the Fortress facility.

Under the term funding facility, the note purchasers have agreed to purchase up to $50 million in asset-backed notes, subject to collateral eligibility and other terms and conditions, through the end of 2010. Amounts outstanding bear interest at a fixed rate of 11.00%, which may be decreased to 9.00% should the notes receive investment grade ratings from at least two of the following three credit rating agencies:  Moody's; Standard & Poor's; or Fitch. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017.  In connection with the establishment of this term funding facility, we  paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant).  Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants.  The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase were increased to 1,611,114.  The second affected warrant related to 283,985 shares, which was increased to 285,781 shares.  As of September 30, 2010, there was $31.7 million outstanding under the note purchase agreement.

On July 10, 2008 we amended the terms of our then outstanding residual credit facility to establish an amortization schedule for principal reductions and providing for an extension, at our option if certain conditions were met, of the maturity from June 2009 to June 2010.  In June 2009 we met all the conditions and extended the maturity of the term note.  In May 2010, we extended the maturity date from June 2010 to May 2011.  As of September 30, 2010 the aggregate indebtedness under this facility was $44.3 million.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of September 30, 2010, we had unrestricted cash of $11.3 million.  We have $10.3 million available under our Fortress facility, $18.3 million available under the term funding facility (in both facilities subject to available eligible collateral) and no immediate plans to complete a securitization.  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  There can be no assurance that we will be able to obtain additional future funding facilities or to complete securitizations on favorable economic terms or that we will be able to complete securitizations at all. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would continue to decrease.

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

The agreements for our residual interest financing, revolving credit facility and term funding facility include financial covenants which, if breached, would be an event of default.  We have entered into an amendment that avoided the potential breach of a minimum net worth covenant on the revolving credit facility.  Without such amendment, the lender could have, among other things, ceased providing funding to us for new contract purchases, terminated us as servicer of the pledged receivables and sold the pledged contracts to satisfy the debt.

Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to our current facilities.  To illustrate, in the last six months of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in the first nine months of 2010, we purchased $79.4 million in contracts and entered into the $50 million term funding facility which has an interest rate of 11.00% per annum and the ability to decrease such rate to 9.00% per annum if certain conditions are met.  Moreover, the weighted average effective coupon of our September 2010 securitization was 3.21% and did not include a finanacial guaranty policy.  This transaction demonstrates our ability to access the lower cost of funds available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to prior years. For the first nine months of 2010 and the years ended December 31, 2009, 2008 and 2007, the average acquisition fee we charged per automobile contract purchased under our CPS programs was $1,405, $1,508, $592 and $209, respectively, or 9.5%, 11.7%, 3.9% and 1.4%, respectively, of the amount financed.  Similarly, the weighted average annual percentage rate of interest payable by our customers on newly purchased contracts has increased significantly to 20.06% for the first nine months of 2010 from 19.9%, 18.5%, and 18.1% in 2009, 2008 and 2007, respectively.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2010, we had approximately $765.0 million of debt outstanding. Such debt consisted primarily of $632.8 million of securitization trust debt, and also included $39.7 million in a warehouse line of credit, $44.3 million of residual interest financing, $27.0 million of senior secured related party debt and $21.3 million in subordinated notes.  Such notes have maturities that range from three months to 10 years.

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

 We filed a registration statement on Form S-2 with respect to our renewable unsecured subordinated notes on January 7, 2005 and subsequently filed amendments to such registration statement on April 13,  May 2, and May 20, 2005 and April 11, 2006 (such registration statement, as so amended, the “Former Registration Statement”).  We recently discovered that, under a rule of the SEC, we are no longer permitted to offer and sell our renewable unsecured subordinated notes in reliance on the Former Registration Statement.  Consequently, purchasers who acquired such notes during the year ending September 30, 2010 may have a statutory right to rescind their purchases.  As a result, we could be required to repurchase some or all of such notes at the original sale price plus statutory interest, less the amount of any income received by the purchasers.  From October 1, 2009 to September 30, 2010, we sold a total of $4.3million of notes, including renewals of previously sold notes, but excluding notes that we have repaid.

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

 (d) Stock-based compensation

For the nine months ended September 30, 2010 and 2009, we recorded $1.2 million and $1.0 million respectively, in stock-based compensation costs, resulting from grants of options during the period and vesting of previously granted options. As of September 30, 2010, there were $3.2 million in unrecognized stock-based compensation costs to be recognized over future periods.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2010 and December 31, 2009, we had approximately $765.0 million and $1,014.8 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2009, primarily of $904.8 million of securitization trust debt, and also included $4.9 million of warehouse indebtedness, $56.9 million of residual interest financing, $26.1 million of senior secured debt and $22.0 million owed under a subordinated notes program. At September 30, 2010, such debt consisted primarily of $632.8 million of securitization trust debt, and also included $39.7 million of warehouse indebtedness, $44.3 million of residual interest financing, $27.0 million of senior secured debt, and $21.3 million owed under a subordinated notes program. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

We May Have Rescission Liability in Connection with Offers and Sales of Our Renewable Unsecured Subordinated Notes to Certain Purchasers

We filed a registration statement on Form S-2 with respect to our renewable unsecured subordinated notes on January 7, 2005 and subsequently filed amendments to such registration statement on April 13,  May 2, and May 20, 2005 and April 11, 2006 (such registration statement, as so amended, the “Former Registration Statement”).  We recently discovered that, under a rule of the SEC, we are no longer permitted to offer and sell our renewable unsecured subordinated notes in reliance on the Former Registration Statement.  Consequently, purchasers who acquired such notes during the twelve-month period ending September 30, 2010 may have a statutory right to rescind their purchases.  As a result, we could be required to repurchase some or all of such notes at the original sale price plus statutory interest, less the amount of any income received by the purchasers.  From October 1, 2009 to September 30, 2010, we sold a total of $4.3 million of notes, including renewals of previously sold notes, but excluding notes that we have repaid.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, we purchased a total of 114,133 shares of our common stock, as described in the following table:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs(2)

July 2010	27,900	$0.94	27,900	$2,151,438
August 2010	67,421	0.95	67,421	2,087,141
September 2010	18,812	0.84	18,812	2,071,381
Total	114,133	$0.93	114,133

____________________

(1)	Each monthly period is the calendar month.
(2)	In July 2010, our board of directors authorized the purchase of an additional $2 million of our outstanding securities.

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

Date: November12, 2010
By:  /s/   CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November12, 2010
By:  /s/   JEFFREY P. FRITZ
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)