Form 10-K
period 2010-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2011-03-31
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-K
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
                                   Yes [   ]No  [ X ]

The aggregate market value of the 13,966,256 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $1.37 per share reported by Nasdaq as of June 30, 2010, was approximately $19,133,771. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on March 22, 2011 was 18,119,810.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2011 annual shareholders meeting is incorporated by reference into Part III hereof.

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2010, we have purchased a total of approximately $8.8 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions in 2002, 2003 and 2004.  In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by entities not affiliated with us.  Beginning in 2008, our managed portfolio has decreased each year due to our strategy of limiting contract purchases to conserve our liquidity in response to adverse economic conditions, as discussed further below.  However, since October 2009, we have gradually increased contract purchases resulting in aggregate purchases of $113.0 million in 2010, compared to $8.6 million in 2009.  Our total managed portfolio was $756.2 million at December 31, 2010, compared to $1,194.7 million at December 31, 2009, $1,664.1 million as of December 31, 2008 and $2,162.2 million as of December 31, 2007.

We are headquartered in Irvine, California, where most operational and administrative functions are centralized.  All credit and underwriting functions are performed in our California headquarters, and we service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

We direct our marketing efforts primarily to dealers, rather than to consumers.  We establish relationships with dealers through our employee marketing representatives who contact a prospective dealer to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our marketing representatives represent us exclusively.  They may be located either in our Irvine headquarters, or in the field, in which case they work from their homes and support dealers in their geographic area.  Our marketing representatives present dealers with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts.  As of December 31, 2010, we had 18 marketing representatives and we were actively receiving applications from 3,568 dealers in 44 states.  Current levels of marketing representatives and dealers are a significant reduction from December 31, 2007, when we had 134 marketing representatives and were actively receiving applications from 10,255 dealers.  During 2008 and thereafter, we significantly reduced our presence in the marketplace in response to economic conditions as discussed further below.  As of December 31, 2010, approximately 88% of our dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers. For the year ended December 31, 2010, approximately 87% of the automobile contracts purchased under our programs consisted of financing for used cars and 13% consisted of financing for new cars, as compared to 92% financing for used cars and 8% for new cars in the year ended December 31, 2009.   We purchase contracts in our own name (“CPS”) and, until July 2008, also purchased contracts in the name of our wholly-owned subsidiary, The Finance Company ("TFC").  Programs marketed under the CPS name serve a wide range of sub-prime customers, primarily through franchised new car dealers. Our TFC program served vehicle purchasers enlisted in the U.S. Armed Forces, primarily through independent used car dealers.  In July 2008, we ceased to purchase contracts under our TFC program.

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

Historically, we have depended upon the availability of short-term warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 50 term securitizations of approximately $6.7 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two in 2008, none in 2009 and one in 2010. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes.  The remaining receivables from that September 2008 securitization were re-securitized in September 2010 in a structure that maintained sale treatment for accounting purposes.

From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009 we have gradually increased our contract purchases by utilizing one $50 million credit facility established in September 2009 and another $50 million term funding facility established in March 2010.  In September 2010 we took advantage of the improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we significantly increased our short-term contract financing resources by entering into a $100 million credit facility in December 2010 and another $100 million credit facility in February 2011.  Despite the improvements we have seen in the capital markets, if the trend of improvement in the markets for asset-backed securities should reverse, or should we be unable to complete term securitization(s) of automobile contracts that we now hold or those we will seek to purchase in the future, we might be required to curtail or cease our purchases of new automobile contracts, which in turn could have a material adverse effect on our operations.

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

Recent past economic conditions have negatively affected many aspects of our industry.  First, as stated above, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables.  Second, lenders who previously provided short-term warehouse financing for sub-prime automobile finance companies such as ours were reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry withdrew from the industry, or in some cases, have ceased to do business.  Finally, broad economic weakness and high levels of unemployment during 2008, 2009 and 2010 made many of the obligors under our receivables less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  However, as stated above, since October 2009, improvements in the capital markets have allowed us to enter into a total of $300 million in new financing commitments, and to complete our first rated term securitization since April 2008.  Nevertheless, should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

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

Originations

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review.  We believe the dealer’s decision to choose a financing source is based primarily on: (i) the monthly payment made available to the dealer's customer; (ii) the purchase price offered to the dealer for the contract; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source.  Dealers can send credit applications to us by entering the necessary data on our website or through one of several third-party application aggregators. For the year ended December 31, 2010, we received approximately 84% of all applications through DealerTrack (the industry leading dealership application aggregator), 3% via our website and 13% via other aggregators. Our automated application decisioning system produced our response within minutes to about 97% of those applications.

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

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2010, no dealer accounted for more than 2% of the total number of automobile contracts we purchased.  The following table sets forth the geographical sources of the automobile contracts purchased by us (based on the addresses of the customers as stated on our records) during the years ended December 31, 2010 and 2009. See "Management's Discussion and Analysis."

	Contracts Purchased During the Year Ended
	December 31, 2010		December 31, 2009
	Number	Percent (1)	Number	Percent (1)
California	1,199	15.9%	154	25.9%
Texas	646	8.6%	40	6.7%
Pennsylvania	565	7.5%	49	8.2%
Florida	431	5.7%	44	7.4%
Other States	4,692	62.3%	308	51.8%
Total	7,533	100.0%	595	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
	Amount	Percent (1)	Amount	Percent (1)
State based on obligor's residence	($ in millions)
California	$100.2	13.3%	$145.9	12.2%
Texas	76.2	10.1%	127.6	10.7%
Florida	54.8	7.2%	89.5	7.5%
Pennsylvania	42.8	5.7%	64.2	5.4%
Illinois	42.3	5.6%	73.4	6.1%
Ohio	39.6	5.2%	64.1	5.4%
All others	400.3	52.9%	630.0	52.7%
Total	$756.2	100.0%	$1,194.7	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

We purchase automobile contracts from dealers at a price generally computed as the total amount financed under the automobile contracts, adjusted for an acquisition fee, which may either increase or decrease the automobile contract purchase price paid by us. The amount of the acquisition fee, and whether it results in an increase or decrease to the automobile contract purchase price, is based on the perceived credit risk of and, in some cases, the interest rate on the automobile contract.  For the years ended December 31, 2010, 2009 and 2008, the average acquisition fee charged per automobile contract purchased under our CPS programs was $1,382, $1,508 and $592, respectively, or 9.2%, 11.7% and 3.9%, respectively, of the amount financed.  We believe that the significant increase in acquisition fees since 2008 is a result of less competition in the marketplace for the types of sub-prime contracts that we typically purchase.

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

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 77% of our new contract originations in 2010,  76% in 2009 and 78.5% in 2008, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we purchased automobile contracts during the years ended December 31, 2010, 2009 and 2008.

	Contracts Purchased During the Year Ended (1)
	December 31, 2010		December 31, 2009		December 31, 2008
	(dollars in thousands)
	Amount Financed	Percent (2)	Amount Financed	Percent (2)	Amount Financed	Percent (2)
Preferred	$3,208	2.8%	$204	2.4%	$13,211	4.7%
Super Alpha	15,018	13.3%	1,158	13.5%	33,726	11.9%
Alpha Plus	17,824	15.8%	1,527	17.8%	50,823	18.0%
Alpha	47,341	41.9%	3,738	43.5%	123,933	43.9%
Standard	13,726	12.1%	830	9.7%	15,332	5.4%
Mercury / Delta	8,244	7.3%	560	6.5%	25,635	9.1%
First Time Buyer	7,662	6.8%	582	6.8%	19,695	7.0%
	$113,023	100.0%	$8,599	100.0%	$282,355	100.0%

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

In addition to our purchases of installment contracts from dealers, we purchased from 2006 through 2008 an immaterial number of vehicle purchase money loans, evidenced by promissory notes and security agreements.  A non-affiliated lender originated all such loans directly to vehicle purchasers, and sold the loans to us.  We began financing vehicle purchases by lending money directly to consumers in January 2008, on terms similar to those that we offered through dealers, though without a down payment requirement and with more restrictive loan-to-value and credit score requirements.  In October 2008 we suspended purchases of loans from other lenders and direct lending to consumers.  There can be no assurance as to whether or not we will recommence these programs, the extent to which we may make such loans, or as to their future performance.

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

Characteristics of Contracts.  All of the automobile contracts purchased by us are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The average original principal amount financed, under the CPS programs and in the year ended December 31, 2010, was $15,004, with an average original term of 61 months and an average down payment amount of 14.8%. Based on information contained in customer applications for this 12-month period, the retail purchase price of the related automobiles averaged $15,599 (which excludes tax, license fees and any additional costs such as a maintenance contract) and the average age of the vehicle at the time the automobile contract was purchased was four years. The average age of our customers is approximately 41, with approximately $52,000 in average annual household income and an average of six years tenure with his or her current employer.

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

We attempt to make telephonic contact with delinquent customers from one to 29 days after their monthly payment due date, depending on our proprietary behavioral scorecards which assess the customer’s likelihood of payment during early stages of delinquency. Our contact priorities may be based on the customers' physical location, stage of delinquency, size of balance or other parameters. Our collectors inquire of the customer the reason for the delinquency and when we can expect to receive the payment. The collector will attempt to get the customer to make an electronic payment over the phone or a promise for the payment for a time generally not to exceed one week from the date of the call. If the customer makes such a promise, the account is routed to a promise queue and is not contacted until the outcome of the promise is known. If the payment is made by the promise date and the account is no longer delinquent, the account is routed out of the collection system. If the payment is not made, or if the payment is made, but the account remains delinquent, the account is returned to the queue for subsequent contacts.

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

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. The tables below document the delinquency, repossession, extension and net credit loss experience of all automobile contracts that we hold and service (the tables exclude certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk).  While broad economic weakness and the high levels of unemployment experienced since 2008 have resulted in higher delinquencies and net charge-offs, the increase in the percentage levels is also partially attributable to the decrease in the size and the increase in the average age of our managed portfolio.

Delinquency, Repossession and Extension Experience

	December 31, 2010		December 31, 2009		December 31, 2008
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount

Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	84,601	$681,157	111,105	$1,057,348	145,564	$1,665,036
Period of delinquency (2)
31-60 days	2,856	19,168	2,787	24,628	3,733	39,798
61-90 days	1,537	10,872	1,824	16,840	2,376	26,549
91+ days	1,233	9,067	1,205	10,358	2,424	27,243
Total delinquencies (2)	5,626	39,107	5,816	51,826	8,533	93,590
Amount in repossession (3)	3,263	23,290	4,305	40,815	4,262	49,357
Total delinquencies and
amount in repossession (2)	8,889	$62,397	10,121	$92,641	12,795	$142,947
Delinquencies as a percentage
of gross servicing portfolio	6.7%	5.7%	5.2%	4.9%	5.9%	5.6%
Total delinquencies and
amount in repossession as a
percentage of gross servicing
portfolio	10.5%	9.2%	9.1%	8.8%	8.8%	8.6%
Extension Experience
Contracts with one extension (4)	17,749	135,204	26,528	$266,081	30,160	$354,330
Contracts with two or more
extensions (4)	13,226	105,637	12,884	126,853	8,639	88,988
Total contracts with extensions	30,975	$240,841	39,412	$392,934	38,799	$443,318

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

(4)	The delinquency aging categories shown in the tables reflect the effect of extensions.

Extensions

We may offer a customer an extension, under which the customer agrees with us to move past due payments to the end of the automobile contract term. In such cases the customer must sign an agreement for the extension, and may pay a fee representing partial payment of accrued interest. Our policies, and contractual arrangements for our warehouse and securitization transactions, limit the number of extensions that may be granted. In general, a customer may arrange for an extension no more than twice every 12 months, not to exceed six extensions over the life of the contract.

If a customer is granted such an extension, the date next due is advanced. Subsequent delinquency aging classifications would be based on the future payment performance of the automobile contract.

Net Credit Loss Experience (1)
	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Average servicing portfolio outstanding	$827,176	$1,319,106	$1,934,003
Net charge-offs as a percentage of average
servicing portfolio (2)	9.0%	11.0%	7.7%

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

Securitization of Automobile Contracts

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. All such securitizations have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to a special purpose subsidiary, and issuance of asset−backed securities to fund the transactions. Upon the securitization of a portfolio of automobile contracts, we retain the obligation to service the contracts, and receive a monthly fee for doing so. We have been a regular issuer of asset-backed securities since 1994, completing 50 securitizations totaling over $6.7 billion through December 31, 2010.  Depending on the structure of the securitization, the transaction may be treated as a sale of the automobile contracts or as a secured financing for financial accounting purposes.  From July 2003 through April 2008, we structured our securitizations as secured financings rather than as sales of contracts.  The second of our two securitizations completed in 2008 (September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.

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

Historically, prior to a securitization transaction, we funded our automobile contract purchases primarily with proceeds from warehouse credit facilities. As of December 31, 2007, we had $425 million in warehouse credit capacity, in the form of two $200 million senior facilities and one $25 million subordinated facility.  Both warehouse credit facilities provided funding for automobile contracts purchased under the CPS programs, while one facility also provided funding for automobile contracts purchased under the TFC programs. Up to 93% of the principal balance of the automobile contracts was advanced to us under these facilities, subject to collateral tests and certain other conditions and covenants.  In April 2008, the subordinated facility expired and the subordinated lenders were fully repaid.  In November 2008, one of the two senior facilities expired and the lender was fully repaid.  The remaining warehouse facility was amended in December 2008 to eliminate further advances and to provide for repayment from proceeds collected under the related pledged receivables, and certain other scheduled principal reductions until its lenders were fully repaid in September 2009.  Since October 2009, we have gradually increased our contract purchases by utilizing one $50 million credit facility and another $50 million term funding facility.  More recently, we significantly increased our short-term contract financing resources by entering into agreements for one new $100 million credit facility in December 2010 and for another $100 million credit facility in February 2011.  We have in the past secured long-term financing for our automobile contract purchases through securitization transactions.  We have used the proceeds from such securitization transactions primarily to repay the warehouse credit facilities.  We expect to conduct one or more securitizations of newly purchased contracts in 2011.

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

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to us if the credit performance of the securitized automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of securitized automobile contracts could therefore have a material adverse effect on both our liquidity and results of operations, regardless of whether such automobile contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2010 was approximately $756.2 million, including $75.1 million of receivables on which we earn only servicing fees.

Competition

The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies with operations similar to ours.  In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles, and captive finance companies affiliated with major automobile manufacturers. Many of our competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than we do. Moreover, our future profitability will be directly related to the availability and cost of our capital in relation to the availability and cost of capital to our competitors. Our competitors and potential competitors include far larger, more established companies that have access to capital markets for unsecured commercial paper and investment grade-rated debt instruments and to other funding sources that may be unavailable to us. Many of these companies also have long-standing relationships with dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchase of automobiles from manufacturers, which we do not offer.

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

Employees

As of December 31, 2010, we had 435 employees. The breakdown of the employees is as follows: eight are senior management personnel; 300 are servicing personnel; 47 are automobile contract origination personnel; 26 are marketing personnel (18 of whom are marketing representatives); 28 are operations and systems personnel; and 26 are administrative personnel. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

Depending upon the outcome of one or more of these factors, we may not be able to generate sufficient cash flow from operations or obtain sufficient funding to satisfy all of our obligations. Over the last few years the credit performance of our automobile contracts has been adversely affected by general economic conditions, and adverse effects on performance of our automobile contracts held in securitization pools result in an adverse effect on performance of residual interests.  Such factors may result in our being unable to pay our debts timely or as agreed.  If we were unable to pay our debts, we would be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. These alternative strategies might not be feasible at the time, might prove inadequate or could require the prior consent of our lenders.

We Need Substantial Liquidity to Operate Our Business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior secured debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. During 2008, 2009 and much of 2010, our access to the capital markets was impaired with respect to both short-term and long-term funding.  While our access to such funding has improved recently, our results of operations, financial condition and cash flows have been and may continue to be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

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

We Are Not Presently Profitable.

We have incurred net losses every quarter subsequent to the quarter ended June 30, 2008. We have been adversely affected by the economic recession affecting the United States as a whole, by increased financing costs and decreased availability of capital to fund our purchases of automobile contracts, and by a decrease in the overall level of sales of automobiles and light trucks. We expect to return to profitability at some time within the calendar year 2011; however, there can be no assurance as to that expectation.  Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.”

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

Our business strategy requires that warehouse credit facilities be available in order to purchase significant volumes of receivables.

Historically, our primary sources of day-to-day liquidity have been our warehouse credit facilities, in which we sold and contributed automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they were "warehoused" until they were securitized, at which time funds advanced under one or more warehouse credit facilities were repaid from the proceeds of the securitizations.  In December 2010 and again in February 2011, we entered into separate agreements for two new $100 million revolving warehouse facilities.

If we are unable to maintain warehouse financing on acceptable terms, our results of operations, financial condition and cash flows could be materially and adversely affected.

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

As stated elsewhere in this report, during 2008 and 2009 adverse changes in the market for securitized pools of automobile contracts made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods.  These changes included reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables.  Should we chose not to securitize automobile contracts in the future or do so on the more costly terms prevalent during 2008 and 2009,  we could expect a further material adverse effect on our results of operations.

Our Results of Operations Will Depend on Cash Flows from Our Residual Interests in Our Securitization Program and Our Warehouse Credit Facilities.

When we finance our automobile contracts through securitizations and warehouse credit facilities, we receive cash and a residual interest in the assets financed. This residual interest represents the right to receive the future cash flows to be generated by the automobile contracts in excess of (i) the interest and principal paid to investors on the asset-backed notes issued in connection with the financing, (ii) the costs of servicing the contracts and (iii) certain other costs incurred in connection with completing and maintaining the securitization or warehouse credit facility. We sometimes refer to these future cash flows as "excess spread cash flows."

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

If We Are Unable to Obtain Credit Enhancement for Our Securitizations Upon Favorable Terms, Our Results of Operations Would Be Impaired.

In our securitizations, we historically have utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guarantee certain interest and principal payments on the senior classes of the securities issued in our securitizations. These guarantees enabled these securities to achieve the highest credit rating available. This form of credit enhancement reduced the costs of our securitizations relative to alternative forms of credit enhancement available to us at the time. Due to significantly reduced investor demand for securities carrying such a financial guaranty, it is likely that this form of credit enhancement may not be economic for us in the future. As we pursue future securitizations, we may not be able to obtain:

•	credit enhancement in any form on terms acceptable to us, or at all; or
•	similar highest available credit ratings for senior classes of securities to be issued in future securitizations.

Based on indications from market participants as to reduced investor comfort with credit ratings and financial guarantees, we believe that even if we were unable to obtain such financial guarantees or such ratings, we would expect a greater spread than we had seen in the past between our securitization trust debt and risk-free investments, and we would thus expect to incur increased interest expense.  As of the date of this report, interest rates on risk-free debt are close to historical lows, which may offset the adverse effect on us of greater spreads. If we should incur increased interest expense, doing so would adversely affect our results of operations.

If We Are Unable to Successfully Compete With Our Competitors, Our Results of Operations May Be Impaired.

The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers. Many of our competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than we do, including greater access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may be unavailable to us. Moreover, our future profitability will be directly related to the availability and cost of our capital relative to that of our competitors. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from manufacturers, which we do not offer. There can be no assurance that we will be able to continue to compete successfully and, as a result, we may not be able to purchase contracts from dealers at a price acceptable to us, which could result in reductions in our revenues or the cash flows available to us.

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2009 and 2010, no dealer accounted for more than 8.0% or 2.0%, respectively, of the contracts we purchased. The agreements we have with dealers to purchase contracts do not require dealers to submit a minimum number of contracts for purchase. The failure of dealers to submit contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

If We Lose Key Personnel, Our Results of Operations May Be Impaired.

Our senior management team averages thirteen years of service with us.  Charles E. Bradley, Jr., our President and CEO, has been our President since our formation in 1991. Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. Layoffs  since 2008 may have reduced employee loyalty, which may in turn result in decreased employee performance.  Conversely, adverse general economic conditions may have had a countervailing effect.  The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flows.

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

Recent Legislation and Proposed Regulations May Have an Adverse Effect on Our Business.

  The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") mandates the most wide-ranging overhaul of financial industry regulation in decades. Dodd-Frank was signed into law on July 21, 2010, and is now in the implementation stage. The law provides a regulatory framework and requires that regulators, some of which are new regulatory bodies created by Dodd-Frank, draft, review and approve more than 200 implementing regulations and conduct numerous studies that are likely to lead to more regulations.  In addition, the Commission has recently proposed amendments to regulations first adopted in 2005 known as Regulation AB.  The amendments to Regulation AB have yet to be adopted and are expected to be significantly modified from the form initially proposed, however, the final form of the amendments to Regulation AB when adopted are likely to increase the expenses that we will incur in securitization transactions.

  Compliance with these new laws and regulations may be or likely will be costly and can affect operating results. Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements. Compliance may create operational constraints and place limits on pricing. Laws in the financial services industry are designed primarily for the protection of consumers. The failure to comply could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to reputation, brand and valued customer relationships.

  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations or the Regulation AB amendments will affect our business. However, compliance with these new laws and regulations may result in additional cost and expenses, which may adversely affect our results of operations, financial condition or liquidity.

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

We Have Substantial Indebtedness.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2010, we had approximately $717.9 million of debt outstanding. Such debt consisted primarily of $567.7 million of securitization trust debt, and also included $45.6 million of warehouse lines of credit, $39.4 million of residual interest financing, $44.9 million of senior secured related party debt and $20.3 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to ten years.

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

The terms of our existing credit facilities, term securitizations and our other outstanding debt impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may have an adverse effect on our business activities, results of operations and financial condition. These restrictions may also significantly limit or prohibit us from engaging in certain transactions, including the following:

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

We May Have Rescission Liability in Connection with Offers and Sales of Our Renewable Unsecured Subordinated Notes to Certain Purchasers.

We filed a registration statement on Form S-2 with respect to our renewable unsecured subordinated notes on January 7, 2005 and subsequently filed amendments to such registration statement on April 13,  May 2, and May 20,

2005 and April 11, 2006 (such registration statement, as so amended, the “Former Registration Statement”).  In July 2010, we discovered that, under a rule of the SEC, we were no longer permitted to offer and sell our renewable unsecured subordinated notes in reliance on the Former Registration Statement.  Consequently, purchasers who acquired such notes between January 1, 2010 and December 13, 2010 (the effective date of a new registration statement that we filed to register such sales) may have had at December 31, 2010, a statutory right to rescind their purchases.  At any time, such potential rescission right may relate to any such notes sold (i) within the one-year period immediately preceding, and (ii) prior to the December 13, 2010 effectiveness of the new registration statement.  As a result of such sales, we could be required to repurchase some or all of such notes at the original sale price plus statutory interest, less the amount of any income received by the purchasers.  From January 1, 2010 to December 13, 2010, we sold a total of $11.3 million of notes, including renewals of previously sold notes, but excluding notes that we repaid. Within the twelve months immediately preceding March 25. 2011, we sold a total of approximately $5.5 million of such notes, including renewals of previously sold notes, but excluding notes that we have repaid and excluding notes sold or renewed under the new registration statement.

Sales of such notes could also subject us to regulatory sanctions by the SEC, which might include the imposition of civil penalties.  Although we do not expect any rescissions or regulatory actions to have a material adverse effect on us, we are unable to predict the full consequences of these events and regulatory actions at this time.

Our results of operations, financial condition and cash flows could be materially and adversely affected if a substantial number of purchasers of such notes were to successfully assert rescission rights or if we were to be assessed substantial penalties by regulatory authorities.  The exercise of rescission rights would not have any direct material effect on our results of operations, as any rescission of sales of such notes would involve simultaneous and approximately equal reductions in our assets and our liabilities.  However, if holders of sufficient amounts of such notes were to demand rescission and to prevail in that demand, the adverse effect on our liquidity could be material, which could in turn impair our ability to conduct our business as otherwise planned. In such event, our ability to perform our obligations under the renewable unsecured subordinated notes could also be materially and adversely affected.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market.  Limited trading of our common stock also contributes to more volatile price fluctuations.  Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market.  As of December 31, 2010, all of our directors and executive officers beneficially owned 2,851,140shares of our common stock, or approximately 15.8%.

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

In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against the Company in a separate action, which remains pending in federal district court in Rhode Island. The Company has filed counterclaims in the Rhode Island federal court against Mr. Pardee, and has filed a separate action against Mr. Pardee's Rhode Island attorneys, in the same court. The litigation between Mr. Pardee and CPS is stayed, awaiting resolution of an adversary action brought against Mr. Pardee in the bankruptcy court, which is hearing the bankruptcy of Stanwich.

CPS has reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action.  Under the agreement in principle, CPS is to pay the bankruptcy estate $800,000 and abandon its claims against the estate, while the estate would abandon its adversary action against Mr. Pardee. We believe that resolution of the adversary action will result in (i) limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) stays in Rhode Island being lifted, causing those cases to become active again.

The reader should consider that an adverse judgment against CPS in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial condition.

Other Litigation.   We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to their outcomes. We have recorded a liability as of December 31, 2010 that we believe represents a sufficient allowance for legal contingencies. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

Executive Officers of the Registrant

Charles E. Bradley, Jr., 51, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer.  From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm.  Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Mark A. Creatura, 51, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Jeffrey P. Fritz, 51, has been Senior Vice President - Chief Financial Officer since April 2006.  He was Senior Vice President - Accounting from August 2004 through March 2006. He served as a consultant to us from May 2004 to August 2004. Previously, he was the Chief Financial Officer of SeaWest Financial Corp. from February 2003 to May 2004, and the Chief Financial Officer of AFCO Auto Finance from April 2002 to February 2003. He practiced public accounting with Glenn M. Gelman & Associates from March 2001 to April 2002 and was Chief Financial Officer of Credit Services Group, Inc. from May 1999 to November 2000. He previously served as our Chief Financial Officer from our inception through May 1999.

Robert E. Riedl, 47, has been Senior Vice President - Chief Investment Officer since April 2006. Mr. Riedl was Senior Vice President - Chief Financial Officer from August 2003 until assuming his current position. Mr. Riedl joined the Company as Senior Vice President - Risk Management in January 2003. Previously, Mr. Riedl was a Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 2000 to 2002. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of NCA's portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services, Jefferies & Company and PaineWebberfrom 1986 to 1999.

Christopher Terry, 43, has been Senior Vice President - Servicing since May 2005, and prior to that was Senior Vice President - Asset Recovery since January 2003. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Clements, 48, has been the Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist. Previously, Ms. Clements held an administrative position at Greco & Associates.

Michael L. Lavin, 38, has been Senior Vice President – Legal since May 2009.  Prior to that, he was our Vice President – Legal since joining the Company in November 2001.  Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County firm of Trachtman & Trachman from 2000 through 2001.  Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2009	$0.80	$0.25
April 1 - June 30, 2009	1.15	0.40
July 1 - September 30, 2009	1.65	0.46
October 1 - December 31, 2009	1.30	0.95
January 1 - March 31, 2010	2.25	1.00
April 1 - June 30, 2010	2.27	1.25
July 1 - September 30, 2010	1.37	0.59
October 1 - December 31, 2010	1.34	0.56

As of March 21, 2010, there were 56 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2010:

	Number of securities	Weighted average	Number of
	to be issued upon	exercise price of	securities remaining
	exercise of outstanding	outstanding	available for future
	options, warrants	options, warrants	issuance under equity
Plan category	and rights	and rights	compensation plans

Equity compensation plans
approved by security holders	12,816,448	$1.31	829,500
Equity compensation plans not
approved by security holders	-	-	-
Total	12,816,448	$1.31	829,500

Issuer Purchases of Equity Securities in the Fourth Quarter

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs(2)	Programs

October 2010	4,440	$0.89	4,440	$2,067,439
November 2010	3,397	0.82	3,397	2,064,659
December 2010	-	-	-	2,064,659

Total	7,837	$1.22	7,837

(1)	Each monthly period is the calendar month.
(2)
Through December 31, 2010, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

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

	As of and
	For the Year Ended December 31,
(dollars in thousands, except per share data)	2010	2009	2008	2007	2006

Statement of Operations Data
Revenues:
Interest income	$137,090	$208,196	$351,551	$370,265	$263,566
Servicing fees	7,657	4,640	2,064	1,218	2,894
Other income	10,438	11,059	14,796	23,067	12,403
Total revenues	155,185	223,895	368,411	394,550	278,863
Expenses:
Employee costs	33,814	37,306	48,874	46,716	38,483
General and administrative	26,068	32,217	44,368	47,416	42,011
Interest expense	82,226	111,768	156,253	139,189	93,112
Provision for credit losses	29,921	92,011	148,408	137,272	92,057
Loss on sale of receivables	-	-	13,963
Total expenses	172,029	273,302	411,866	370,593	265,663
Income (loss) before income tax expense (benefit)	(16,844)	(49,407)	(43,455)	23,957	13,200
Income tax expense (benefit)	16,982	7,800	(17,364)	10,099	(26,355)
Net income (loss)	$(33,826)	$(57,207)	$(26,091)	$13,858	$39,555

Earnings (loss) per share-basic	$(1.94)	$(3.07)	$(1.36)	$0.66	$1.82
Earnings (loss) per share-diluted	$(1.94)	$(3.07)	$(1.36)	$0.61	$1.64
Pre-tax income (loss) per share-basic (1)	$(0.96)	$(3.07)	$(2.26)	$1.15	$0.61
Pre-tax income (loss) per share-diluted (2)	$(0.96)	$(3.07)	$(2.26)	$1.06	$0.55
Weighted average shares outstanding-basic	17,477	18,643	19,230	20,880	21,759
Weighted average shares outstanding-diluted	17,477	18,643	19,230	22,595	24,052

Balance Sheet Data
Total assets	$742,884	$1,068,261	$1,638,807	$2,282,813	$1,728,594
Cash and cash equivalents	16,252	12,433	22,084	20,880	14,215
Restricted cash and equivalents	123,958	128,511	153,479	170,341	193,001
Finance receivables, net	552,453	840,092	1,339,307	1,967,866	1,401,414
Residual interest in securitizations	3,841	4,316	3,582	2,274	13,795
Warehouse lines of credit	45,564	4,932	9,919	235,925	72,950
Residual interest financing	39,440	56,930	67,300	70,000	31,378
Securitization trust debt	567,722	904,833	1,404,211	1,798,302	1,442,995
Long-term debt	65,210	48,083	45,826	28,134	38,574
Shareholders' equity	4,554	35,577	89,849	114,355	111,512

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

	As of and
	For the Year Ended December 31,
(dollars in thousands, except per share data)	2010	2009	2008	2007	2006

Contract Purchases/Securitizations
Automobile contract purchases	$113,023	$8,599	$296,817	$1,282,311	$1,019,018
Automobile contracts securitized - structured
as sales	103,772	-	198,662	-	-
Automobile contracts securitized - structured
as secured financings	-	-	310,360	1,118,097	957,681

Managed Portfolio Data
Contracts held by consolidated subsidiaries	$597,142	$922,681	$1,477,810	$2,125,755	$1,527,285
Contracts held by non-consolidated subsidiaries	83,964	134,894	186,233	-	34,850
Third party portfolios (1)	75,097	137,146	79	422	3,770
Total managed portfolio	$756,203	$1,194,721	$1,664,122	$2,126,177	$1,565,905
Average managed portfolio	928,977	1,342,410	1,934,003	1,906,605	1,376,781

Weighted average fixed effective interest rate
(total managed portfolio) (2)	16.2%	15.8%	18.0%	18.2%	18.5%
Core operating expense
(% of average managed portfolio) (3)	6.4%	5.2%	4.8%	4.9%	5.8%
Allowance for loan losses	$13,168	$38,274	$78,036	$100,138	$79,380
Allowance for loan losses (% of total contracts
held by consolidated subsidiaries)	2.2%	4.1%	5.3%	4.7%	5.2%
Total delinquencies (2) (4)	5.7%	4.9%	5.6%	4.7%	4.0%
Total delinquencies and repossessions (2) (4)	9.2%	8.8%	8.6%	6.3%	5.5%
Net charge-offs (2) (5)	9.0%	11.0%	7.7%	5.3%	4.5%

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
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

We were incorporated and began our operations in March 1991. From inception through December 31, 2010, we have purchased a total of approximately $8.8 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions in 2002, 2003 and 2004.  In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by entities not affiliated with us.  Beginning in 2008, our managed portfolio has decreased each year due to our strategy of limiting contract purchases to conserve our liquidity in response to adverse economic conditions, as discussed further below.  However, since October 2009, we have gradually increased contract purchases resulting in aggregate purchases of $113.0 million in 2010, compared to $8.6 million in 2009.  Our total managed portfolio was $756.2 million at December 31, 2010 compared to $1,194.7 million at December 31, 2009, $1,664.1 million at December 31, 2008, $2,162.2 million at December 31, 2007 and $1,565.9 million at December 31, 2006.

We are headquartered in Irvine, California, where most operational and administrative functions are centralized.  All credit and underwriting functions are performed in our California headquarters, and we service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

We purchase contracts in our own name (“CPS”) and, until July 2008, also in the name of our wholly-owned subsidiary, TFC.  Programs marketed under the CPS name are intended to serve a wide range of sub-prime customers, primarily through franchised new car dealers.  Our TFC program served vehicle purchasers enlisted in the U.S. Armed Forces, primarily through independent used car dealers.  In July 2008, we ended our TFC program.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically: (i) recognize interest and fee income on the contracts, (ii) recognize interest expense on the securities issued in the transaction, and (iii) record as expense a provision for credit losses on the contracts.  From July 2003 through April 2008, all of our securitizations were structured in this manner. In September 2008, we securitized automobile contracts in a transaction that was in substance a sale, that was treated as a sale for accounting purposes, and in which we retained a residual interest in the automobile contracts.  The remaining receivables from that September 2008 securitization were re-securitized in September 2010 in a structure that maintained sale treatment for accounting purposes.

When structured to be treated as a sale for accounting purposes, the assets and liabilities of the special-purpose subsidiary are not consolidated with us. Accordingly, the transaction removes the sold automobile contracts from our consolidated balance sheet, the related debt does not appear as our debt, and our consolidated balance sheet shows, as an asset, a retained residual interest in the sold automobile contracts. The residual interest represents the discounted value of what we expect will be the excess of future collections on the automobile contracts over principal and interest due on the asset-backed securities. That residual interest appears on our consolidated balance sheet as "residual interest in securitizations," and the determination of its value is dependent on our estimates of the future performance of the sold automobile contracts.  Of our managed portfolio outstanding at December 31, 2010, only our September 2010 securitization was structured to be treated as a sale for accounting purposes.

Credit Risk Retained

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations.   An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2010 was approximately $756.2 million, which includes a third party servicing portfolio of $75.1 million on which we earn only servicing fees and have no credit risk.

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. We observed deterioration in performance of automobile contracts held in our portfolio since 2008, which we attribute to a general recession that began in December 2007. Accordingly, we increased our provision for credit losses in the fourth quarter of 2009.

Our allowance as a percentage of finance receivables has decreased in recent years due primarily to the continued seasoning of our portfolio.  Our historical static loss data shows that, in general, incremental monthly losses increase through approximately the 28th month of the life of a static portfolio, after which such monthly incremental losses tend to decrease.  As of December 31, 2010 the weighted average age of our portfolio of finance receivables was 37 months.  In addition, for receivables originated beginning with the third quarter of 2008, we have found the early credit performance of those static portfolios to be significantly better than earlier portfolios at similar vintage time frames.

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

Our September 2008 securitization and the subsequent re-securitization of the remaining receivables from such transaction in September 2010 were each in substance sales of the underlying receivables, and have been treated as sales for financial accounting purposes. They differ from those treated as secured financings in that the trust to which our special-purpose subsidiaries sold the automobile contracts met the definition of a "qualified special-purpose entity" under Statement of Financial Accounting Standards No. 140 ("SFAS 140") (ASC 860 10 65-2) As a result, assets and liabilities of those trusts are not consolidated into our consolidated balance sheet.

Historically, our warehouse credit facility structures were similar to the above, except that (i) our special-purpose subsidiaries that purchased the automobile contracts pledged the automobile contracts to secure promissory notes that they issued, (ii) no increase in the required amount of internal credit enhancement was contemplated, and (iii) we did not purchase financial guaranty insurance.  Through November 2008, we depended substantially on two warehouse credit facilities: (i) a $200 million warehouse credit facility, which we established in November 2005 and expired by its terms in November 2008; and (ii) a $200 million warehouse credit facility, which we established in June 2004 and which was amended in December 2008 to eliminate future advances and to provide for repayment of the related notes from the cash collections on the underlying pledged contracts, and certain other principal reductions until it was fully repaid in September 2009.  Since October 2009, we have gradually increased our contract purchases by utilizing a $50 million credit facility we established in September 2009 and $50 million term funding facility that we established in March 2010.  More recently, we increased our short-term contract financing resources by $200 million by entering into agreements for a $100 million credit facility in December 2010 and for another $100 million credit facility in February 2011.

Upon each sale of automobile contracts in a transaction structured as a secured financing for financial accounting purposes, whether a term securitization or a warehouse financing, we retain on our consolidated balance sheet the related automobile contracts as assets and record the asset-backed notes issued in the transaction as indebtedness.

Under the September 2008 and September 2010 securitizations, and other term securitizations completed prior to July 2003 that were structured as sales for financial accounting purposes, we removed from our consolidated balance sheet the automobile contracts sold and added to our consolidated balance sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that we retained in the automobile contracts sold in the transaction. That retained or residual interest consisted of (a) the cash held in the spread account, if any, (b) overcollateralization, if any, (c) asset-backed securities retained, if any, and (d) receivables from the trust, which include the net interest receivables.  Net interest receivables represent the estimated discounted cash flows to be received from the trust in the future, net of principal and interest payable with respect to the asset-backed notes, the premium paid to the insurance company, if any, and certain other expenses. The excess of the cash received and the assets we retained over the carrying value of the automobile contracts sold, less transaction costs, equaled the net gain on sale of automobile contracts we recorded.

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

Since the third quarter of 2003, we have conducted 25 term securitizations. Of these 25, 19 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased under our TFC program and acquired in a bulk purchase. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations.  Since July 2003 all such securitizations have been structured as secured financings, except that our September 2008 and September 2010 securitizations were in substance sales of the underlying receivables, and were treated as sales for financial accounting purposes.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $15.0 million is more likely than not based on available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. Our net deferred tax asset of $15.0 million is net of a valuation allowance of $56.6 million and consists of approximately $11.5 million of net U.S. federal deferred tax assets and $3.5 million of net state deferred tax assets.  The major components of the deferred tax asset are $67.0 million in net operating loss carryforwards and built in losses and $11.5 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $37.5 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

As a result of recent net losses, we are in a three-year cumulative pretax loss position at December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies available to us in accordance with SFAS 109 (FASB ASC 740, “Income Taxes”) that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Our tax planning strategies include the prospective sale of certain assets such as finance receivables, residual interests in securitized finance receivables, charged off receivables and base servicing rights.  The expected proceeds for such asset sales have been estimated based on our expectation of what buyers of the assets would consider to be reasonable assumptions for net cash flows and required rates of return for each of the various asset types.  Our estimates for net cash flows and required rates of return are subjective and inherently subject to future events which may significantly impact actual net proceeds we may receive from executing our tax planning strategies.  Nevertheless, we believe such asset sales can produce significant taxable income within the relevant carryforward period. Such strategies could be implemented without significant impact on our core business or our ability to generate future growth. The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.

Based upon the tax planning opportunities and other factors discussed below, we have concluded that the U.S. and state net operating loss carryforward periods provide enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating loss that would be created by the reversal of the future net deductions which have not yet been taken on a tax return. Although our core business has produced strong earnings in the past, even with intermittent loss periods resulting from economic cycles not unlike, although not as severe as, the current economic downturn, we have not used expected future taxable income in our evaluation of the value of our net deferred tax asset.  We have already taken steps to reduce our cost structure and have adjusted the contract interest rates and purchase prices applicable to our purchases of automobile contracts from dealers. We have been able to increase our acquisition fees and reduce our purchase prices because of lessened competition for our services. Our  estimates of taxable income that may be derived from the implementation of our tax planning strategies is a forward-looking statement, and there can be no assurance that our estimates of such taxable income  will be correct. Factors discussed under "Risk Factors," and in particular under the subheading "Risk Factors -- Forward-Looking Statements" may affect whether such projections prove to be correct.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations.  Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 50 term securitizations of approximately $6.7 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two 2008 and one in 2010. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008

(completed in September 2008) and our most recent securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes.

Since the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have gradually increased our contract purchases by utilizing one $50 million credit facility that we established in September 2009 and another $50 million term funding facility that we established in March 2010.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we increased our short-term funding capacity by $200 million with the establishment of a new $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011.  In addition,  we expect to complete one or more term securitization transactions in 2011.  In spite of the improvements we have seen in the capital markets, if the trend of improvement in the markets for asset-backed securities should reverse, or if we should be unable to obtain additional contract financing facilities or to complete a term securitization of our recently originated receivables, we may curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

The downturn in economic conditions and the capital markets that began in the fourth quarter of 2007 has negatively affected many aspects of our industry.  First, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables, as compared to 2007 and earlier.  During 2010, however, we observed that yield requirements for investors that purchase securities backed by consumer finance receivables, including sub-prime automobile receivables, have decreased significantly and are approaching pre-2008 levels, albeit with significantly fewer transactions in the market.  Second, there have been fewer lenders who provide short term warehouse financing for sub-prime automobile finance companies due to more uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities than before 2008.  Many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  These developments resulted in our incurring higher interest costs for receivables we financed in 2009 and 2010 compared to pre-2008 levels.  However, on December 23, 2010 we entered into a $100 million two-year warehouse credit line with a significantly lower cost of funds than the facilities we used in 2009 and 2010.  Finally, broad economic weakness and high levels of unemployment in 2008, 2009 and 2010 have made many of our customers less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for eight of our twelve currently outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The remaining five transactions insured by this particular note insurer do not contain financial covenants.

For the remaining four securitizations insured by different parties, we have been receiving waivers for certain financial and operating covenants on a monthly and/or quarterly basis as summarized below:

Financial covenant	Applicable Standard	Status Requiring Waiver (as of or for the quarter ended December 31, 2010)
Warehouse financing capacity	$200 million of warehouse capacity	$150 million of warehouse capacity
Adjusted net worth (I)	$87.6 million	$4.6 million
Leverage	Not greater than 4.5:1	27.5:1
Maximum net loss	$7.5 million	$33.8 million
Adjusted net worth (II)	$95.3 million	$4.6 million

The covenant regarding warehouse financing capacity is a covenant to maintain one or more credit facilities that allow us to finance acquisition of automobile contracts on a revolving basis, with a minimum aggregate capacity of $200 million.  The adjusted net worth covenants are covenants to maintain minimum levels of adjusted net worth, defined as our consolidated book value under GAAP with the exclusion of intangible assets such as goodwill. There are two separate adjusted net worth covenants because there are two separate note insurers that have this covenant in their related securitization agreements. The leverage covenant requires that we not exceed the specified ratio of debt over the defined adjusted net worth. Debt is defined in this covenant to mean consolidated liabilities less warehouse lines of credit and securitization trust debt; using this definition at December 31 2010, we had debt of $125.0 million. The maximum net loss covenant requires that we not exceed $7.5 million in net losses for any quarter or year.

  Without the waivers we have received from the related note insurers, we would have been in violation of covenants relating to minimum net worth, maximum financial losses, maximum leverage levels and maintenance of active warehouse facilities with respect to four of our 12 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. As of the date of this report, cash is being diverted to the related spread accounts in seven transactions.  In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although our termination as servicer has been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $347.0 million of the $567.7 million of securitization trust debt outstanding at December 31, 2010. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

Results of Operations

Comparison of Operating Results for the Year Ended December 31, 2010 with the Year Ended December 31, 2009

Revenues.  During the year ended December 31, 2010, revenues were $155.2 million, a decrease of $68.7 million, or 30.7%, from the prior year revenue of $223.9 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the year ended December 31, 2010 decreased $71.1 million, or 34.2%, to $137.1 million from $208.2 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.  At December 31, 2010 the aggregate outstanding balance of finance receivables held by consolidated subsidiaries was $597.1 million compared to $922.7 million at December 31, 2009, resulting in a decrease of $70.9 million in interest income.  We also experienced a decrease in interest income on our residual interest in securitizations of $348,000, which was partially offset by an increase in interest earned on cash deposits (including restricted cash deposits) of $86,000.

Servicing fees totaling $7.7 million in the year ended December 31, 2010 increased $3.0 million, or 65.0%, from $5.0 million in the prior year. The increase in servicing fees is the result our appointment in November 2009 as a third-party servicer for a portfolio of sub-prime automobile receivables owned by a subsidiary of CompuCredit Corporation.  As of December 31, 2010 and 2009, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and third parties was as follows:

	December 31, 2010		December 31, 2009
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$597.1	79.0%	$922.7	77.2%
Owned by Non-Consolidated Subsidiaries	84.0	11.1%	134.9	11.3%
Third-Party Servicing Portfolios	75.1	9.9%	137.1	11.5%
Total	$756.2	100.0%	$1,194.7	100.0%

At December 31, 2010, we were generating income and fees on a managed portfolio with an outstanding principal balance of $756.2 million compared to a managed portfolio with an outstanding principal balance of $1,194.7 million as of December 31, 2009. At December 31, 2010 and 2009, the managed portfolio composition was as follows:

	December 31, 2010		December 31, 2009
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$672.2	88.9%	$1,034.2	86.6%
TFC	8.9	1.2%	23.4	2.0%
Third-Party Servicing Portfolios	75.1	9.9%	137.1	11.5%
Total	$756.2	100.0%	$1,194.7	100.0%

Other income decreased $620,000, or 5.6%, to $10.4 million in the year ended December 31, 2010 from $11.1 million during the prior year.  The year-over-year decrease is the result of a variety of factors including a decrease of $1.6 million in convenience fees charged to our customers for web-based and other electronic payments and a decrease of $617,000 in income from direct mail and related products and services that we offer to our dealers.  The decreases were offset by an increase of $2.4 million in sales tax refunds.

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

Total operating expenses were $172.0 million for the year ended December 31, 2010, compared to $273.3 million for the prior year, a decrease of $101.3 million, or 37.1%. The decrease is primarily due to decreases in provision for credit losses and interest expense, which decreased by $62.1 million and $29.5 million, or 67.5% and 26.4%, respectively.

Employee costs decreased by 9.4% to $33.8 million during the year ended December 31, 2010, representing 19.7% of total operating expenses, from $37.3 million for the prior year, or 13.7% of total operating expenses.  The decrease in employee costs is due to the reduction in our workforce, primarily in the areas related to contract servicing throughout both 2010 and 2009 as a result of the reduction in our managed portfolio over those periods.   As of December 31, 2010 we had 435 employees, compared to 523 employees at December 31, 2009.

General and administrative expenses decreased by 23.7% to $18.5 million and represented 10.7% of total operating expenses in the year ending December 31, 2010, as compared to the prior year when such expenses represented 8.9% of total operating expenses. General and administrative expenses include telecommunications costs, postage and delivery costs and other costs associated with servicing our managed portfolio.

Provision for credit losses was $29.9 million for the year ended December 31, 2010, a decrease of $62.1 million, or 67.5%, compared to the prior year and represented 17.4% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for the probable credit losses that can be reasonably estimated.  The decrease in provision expense compared to the prior year is caused by the decrease in the size and continued aging of our portfolio of finance receivables.

Interest expense for the year ended December 31, 2010 decreased $29.5 million, or 26.4%, to $82.2 million, compared to $111.8 million in the previous year. The decrease is primarily the result of the decline in our portfolio owned by consolidated subsidiaries. Interest on securitization trust debt decreased by $34.2 million in 2010 compared to the prior year.  Interest expense on our residual interest financing also decreased by $1.5 million as the balance outstanding has dropped from $56.9 million at the end of 2009 to $39.4 million at then end of 2010 .  Decreases in interest expense for securitization debt and residual interest debt were partially offset by an increase of $5.0 million in interest expense for warehouse debt and $1.2 million on senior secured debt. In November 2009 we issued $5 million in new senior secured debt.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.  These expenses increased by $44,000, or 1.2%, to $3.8 million, compared to $3.8 million in the previous year and represented 2.2% of total operating expenses. Although we purchased 7,507 contracts in 2010 compared to 595 in 2009, the increase in volume was offset by changes in the compensation rates for our marketing representatives.

Occupancy expenses decreased by $457,000 or 13.0%, to $3.1 million compared to $3.5 million in the previous year and represented 1.8% of total operating expenses.  The reduction in occupancy expense is primarily attributable to the amendment in July 2009 of the lease for our Irvine headquarters to reduce our square footage from approximately 90,000 to approximately 60,000 square feet.

Depreciation and amortization expenses decreased by $58,000, or 8.2%, to $649,000 from $707,000 in the previous year.

For the year ended December 31, 2010, we recorded a tax benefit of $6.1 million resulting from operating losses and an additional $4.9 million resulting from changes in state tax rates. The benefit was offset by an increase of $28.0 to our valuation allowance for deferred taxes.   For the year ended December 31, 2009, we recorded a tax benefit of $19.2 million.  The benefit was offset by an increase of $27.0 to our valuation allowance for deferred taxes.

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

Net cash provided by operating activities for the years ended December 31, 2010 and 2009 was $38.1 million and $74.5 million, respectively.

Net cash provided by investing activities for the year ended December 31, 2010 was $272.9 million compared to $443.7 million in 2009. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment.  Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $113.3 million and $8.6 million in 2010 and 2009, respectively.  The significant increase in contract purchases in 2010 was made possible by the establishment of a $50 million secured revolving credit facility in September 2009 and a $50 million term funding facility in March 2010.

Net cash used by financing activities for the year ended December 31, 2010 was $307.2 million compared with $527.8 million in 2009. Cash used or provided by financing activities is primarily attributable to the issuance or repayment of debt, and in particular, securitization trust debt. We issued $42.5 million in new securitization trust debt in 2010 in conjunction with the $50 million term funding facility.  We did not issue any new securitization trust debt in 2009.  Repayments of securitization debt were $385.2 million and $511.0 million in 2010 and 2009, respectively.

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

On September 25, 2009 we established a $50 million secured revolving credit facility with Fortress Credit Corp., which will mature on September 25, 2011.  The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Four Funding LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum.  At December 31, 2010, $45.6 million was outstanding under this facility.  As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant).  Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of that other warrant from $1.44 per share to $1.40702 per share and increasing the number of shares available for purchase to 1,600,991.

In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Six Funding, LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum.  There were no amounts outstanding under this facility at December 31, 2010.

Subsequent to the reporting period covered by this report, on February 24, 2011, we entered into an additional $100 million two-year warehouse credit line with UBS Real Estate Securities, Inc.  The facility revolves during the first year and amortizes during the second year.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC.  The facility provides for advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at one-month LIBOR plus 6.00% per annum.

In March 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.  Under the term funding facility, the note purchasers agreed to purchase up to $50 million in asset-backed notes through December 31, 2010, subject to collateral eligibility and other terms and conditions, through the end of 2010. Amounts outstanding bear interest at a fixed rate of 11.00%, which may be decreased to 9.00% should the notes receive investment grade ratings from at least two of the following three credit rating agencies:  Moody's, Standard & Poor's, or Fitch. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017.  In connection with the establishment of this term funding facility, we paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant).  Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants.  The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase was increased to 1,611,114.  The second affected warrant related to 283,985 shares, which was increased to 285,781 shares.  As of December 31, 2010, there was $42.5 million outstanding under the facility and no additional advances are expected to be made.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  In May 2010, we extended the maturity date from June 2010 to May 2011.  As of December 31, 2010 the aggregate indebtedness under this facility was $39.4 million.

On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share.  Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share.  In November 2009 we entered into an additional agreement with this lender whereby they purchased an additional $5 million note.  The note accrued interest at 15.0% and was repaid in December 2010 at which time the lender purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding.  The $27.8 million note accrues interest at 16.0% and matures in December 2013.  Concurrent with the issuance of the $27.8 million note, the term $10 and $15 million notes were amended to change their maturity dates to December 2013.  In conjunction with the issuance of the $27.8 million note, we issued to the lender 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock.  Each share of the Series B convertible preferred stock may become exchangeable for 1,000 shares of our common stock, upon shareholder approval of such exchange, but not without shareholder approval.  At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of December 31, 2010, we had unrestricted cash of $16.3 million.  We had $4.4 million available under our Fortress facility and $100 million available under the Goldman facility (in both facilities advances are subject to available eligible collateral).  As stated above, we established a second $100 million revolving credit facility in February 2011.  In September 2010 we completed a securitization of previously securitized receivables, and we intend to complete securitizations regularly beginning in 2011, although there can be no assurance that we will be able to so.  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

  Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to the facilities we used in 2009 and 2010.  To illustrate, in the last six months of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in 2010, we purchased $113.0 million in contracts and, in March 2010, entered into the $50 million term funding facility which has an interest rate of 11.00% per annum and the ability to decrease such rate to 9.00% per annum if certain conditions are met.  In December 2010 we entered into a $100 million credit facility with an interest rate of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum, and in February 2011 we added another $100 million credit facility with an interest rate of one-month LIBOR plus 6.00% per annum.

Moreover, the weighted average effective coupon of our September 2010 term securitization was 3.21% and did not include a financial guaranty policy.  This transaction demonstrates our ability to access the lower cost of funds available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete one or more term securitizations in 2011.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to prior years. For the years ended December 31, 2010, 2009 and 2008, the average acquisition fee we charged per automobile contract purchased under our CPS programs was $1,382, $1,508 and $592, respectively, or 9.2%, 11.7%, and 3.9%, respectively, of the amount financed.  Similarly, the weighted average annual percentage rate of interest payable by our customers on newly purchased contracts has increased significantly: to 20.05% for 2010 from 19.9%, and 18.5% in 2009 and 2008, respectively.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2010, we had approximately $717.9 million of debt outstanding. Such debt consisted primarily of $567.7 million of securitization trust debt, and also included $45.6 million of a warehouse line of credit, $39.4 million of residual interest financing, $44.9 million of senior secured related party debt and $20.3 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.  The residual interest financing facility matures in May 2011 and we are in discussions with the lender regarding the extension or restructuring of the facility, as to which there can be no assurance.

Our recent operating results include net losses of $33.8 million and $57.2 million in 2010 and 2009, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our recent operating losses.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2010 (dollars in thousands):

	Payment Due by Period (1)
		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$104,650	$50,948	$53,400	$256	$46
Operating Leases	$13,520	$3,185	$5,195	$3,789	$1,351

(1)
Securitization trust debt, in the aggregate amount of $567.7 million as of December 31, 2010, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $283.5 million in 2011, $191.2 million in 2012, $59.3million in 2013, $17.2 million in 2014 and $16.5 million in 2015.

(2)	Long-term debt includes residual interest debt, senior secured debt and subordinated renewable notes.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in September 2009.    On September 25, 2009 we established a $50 million secured revolving credit facility with Fortress Credit Corp. that will mature on September 25, 2011.  The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Four Funding LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum.  At December 31, 2010, $45.6 million was outstanding under this facility.

Facility Established in December 2010.    On December 23, 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Six Funding, LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum.  There were no amounts outstanding under this facility at December 31, 2010.

Facility Established in February 2011.    On February 24, 2011 we entered into a $100 million two-year warehouse credit line with affiliates of UBS AG.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC.  The facility provides for advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 6.00% per annum.  There were no amounts outstanding under this facility at December 31, 2010, as it had not yet been established.

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

Capitalization

Over the period from January 1, 2009 through December 31, 2010 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$56,930	$67,300
Issuances		
Payments	(17,490)	(10,370)
Ending balance	$39,440	$56,930

SECURITIZATION TRUST DEBT:
Beginning balance	$904,833	$1,404,211
Issuances	42,465	
Payments	(379,576)	(499,378)
Ending balance	$567,722	$904,833

SENIOR SECURED DEBT, RELATED PARTY:
Beginning balance	$26,118	$20,105
Issuances	27,750	5,000
Payments	(5,000)	
Debt discount net of amortization	(3,995)	1,013
Ending balance	$44,873	$26,118

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$21,965	$25,721
Issuances	2,685	2,424
Payments	(4,313)	(6,180)
Ending balance	$20,337	$21,965

Residual Interest Financing.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  In May 2010, we extended the maturity date from June 2010 to May 2011.  As of December 31, 2010 the aggregate indebtedness under this facility was $39.4 million.

Securitization Trust Debt.  From July 2003 through April 2008, we have, for financial accounting purposes, treated securitizations of automobile contracts as secured financings, and the asset-backed securities issued in such securitizations remain on our balance sheet as securitization trust debt.  Our two most recent securitizations, in September 2008 and the re-securitization of the remaining receivables from such transaction in September 2010, were each structured as a sale for financial accounting purposes and the asset-backed securities issued in those transactions have not been and are not on our balance sheet.

Senior Secured Debt.  From 1998 to 2005, we entered into a series of financing transactions with Levine Leichtman Capital Partners II, L.P.  In July 2007 we repaid the final amounts due under these financing transactions.   On June 30, 2008, we entered into a series of agreements pursuant to which a different but related lender Levine Leichtman Capital Partners IV, L.P., purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share.  Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share.

In November 2009 we entered into an additional agreement with this lender under which they purchased an additional $5 million note.  The note accrued interest at 15.0% and was repaid in December 2010, at which time the lender purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding.  The $27.8 million note accrues interest at 16.0% and matures in December 2013.  Concurrent with the issuance of the $27.8 million note, the term of the $10 and $15 million notes were amended to change their maturity dates to December 2013.  In conjunction with the issuance of the $27.8  million note, we issued to the lender 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock.  Each share of the Series B convertible preferred stock may become exchangeable for 1,000 shares of our common stock, upon shareholder approval of such exchange, but not without shareholder approval.  At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively.

  Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public.  Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we elect not to have the notes renewed or unless the investor notifies us within 15 days after the maturity date for his notes that he wants his notes repaid.  Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities.  Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity.  In July 2010, we discovered that, under a rule of the SEC, we were no longer permitted to offer and sell our subordinated renewable notes in reliance on the registration statement (the “Former Registration Statement”) that we initially filed in January 2005.  Consequently, purchasers who acquired such notes between January 1, 2010 and December 13, 2010 (the effective date of a new registration statement that we then filed to register such sales) may have had at December 31, 2010, a statutory right to rescind their purchases.  At any time, such potential rescission right may relate to any such notes sold (i) within the one-year period immediately preceding, and (ii) prior to the December 13, 2010 effectiveness of the new registration statement.  As a result of such sales, we could be required to repurchase some or all of such notes at the original sale price plus statutory interest, less the amount of any income received by the purchasers.  From January 1, 2010 to December 13, 2010, we sold a total of $11.3 million of notes, including renewals of previously sold notes, but excluding notes that we repaid.  We have not received any indication that any purchaser of such notes intends to seek rescission.

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

New Accounting Pronouncements

    In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FAS 167, Amendments to FASB Interpretation No. 46(R)). This standard amends several key consolidation provisions related to variable interest entity (“VIE”), which are included in FASB ASC 810, Consolidation to require a company to analyze whether its interest in a VIE gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessment of whether a company is the primary beneficiary is also required by the standard. This standard amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. This standard is effective for us beginning with the first quarter in 2010. Comparative disclosures will be required for periods after the effective date. The Company adopted this new accounting pronouncement as of January 1, 2010 and the impact of adoption was not material on the consolidated financial statements.

In July 2010, the FASB issued FASB ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which required more information about credit quality. The ASU introduces the term “financing receivables”, which includes loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases. The term does not include receivables measured at fair value or the lower of cost of fair value and debt securities among others. It also defines two levels of disaggregation for disclosure: portfolio segment and class of financing receivables. A portfolio segment is defined as the level at which an entity determines its allowance for credit losses. A class of financing receivable is defined as a group of finance receivables determined on the basis of their initial measurement attribute (i.e., amortized cost of purchased credit impaired), risk characteristics, and an entity’s method for monitoring and assessing credit risk. The ASU requires an entity to provide additional disclosures including, but not limited to, a rollforward schedule of the allowance for credit losses (with the ending allowance balance further disaggregated based on impairment methodology) and the related ending balance of the finance receivable presented by portfolio segment, and the aging of past due financing receivables at the end of the period, the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extend of troubled debt restructurings that occurred within the last year, that have defaulted in the current reporting period, and their impact on the allowance for credit losses, the nonaccrual status of financing receivables, and impaired financing receivables, presented by class. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010 for public companies. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010 for public companies. We adopted this pronouncement as disclosed in Note 7.

In January 2011, the FASB issued FASB ASU 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which deferred the effective date of the disclosure requirements for public entities about troubled debt restructurings in ASU 2010-20, to be concurrent with the effective date of the guidance for troubled debt restructuring which is currently anticipated to be effective for interim and annual periods after June 15, 2011. The Company does not anticipate the new guidance will have a material impact on the consolidated financial statements.

Off-Balance Sheet Arrangements

From July 2003 through April 2008 all of our securitizations were structured as secured financings for financial accounting purposes. In September 2008, we securitized $198.7 million of our automobile contracts in a structure that is treated as a sale of the receivables for financial accounting purposes.  The terms of the September 2008 securitization provide for us (1) to continue servicing the sold portfolio, (2) to retain a 5.0% interest in the bonds issued by the trust to which we sold the automobile contracts and (3) to earn additional compensation contingent upon (a) the return to the holders of the senior bonds issued by the trust reaching certain targets or (b) “lifetime” cumulative net charge-offs on the automobile contracts being below a pre-determined level.  In September 2010 we re-securitized the remaining receivables from the September 2008 transaction in a similar "off balance sheet" structure.  The September 2010 transaction is treated as a sale of the receivables for financial accounting purposes.  See "Critical Accounting Policies" for a detailed discussion of our securitization structure.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk during the period between when contracts are purchased from dealers and when such contracts become part of a term securitization. Specifically, the interest rate due on our warehouse credit facilities are adjustable while the interest rates on the contracts are fixed. Historically, our term securitizations have had fixed rates of interest. To mitigate some of this risk, we have in the past, and generally intend to continue to structure our term securitization transactions to include pre-funding structures, whereby the amount of notes issued exceeds the amount of contracts initially sold to the trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts to the trust in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we lock in the borrowing costs with respect to the contracts we subsequently deliver to the trust. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the notes outstanding, the amount as to which there can be no assurance.

Item 8. Financial Statements and Supplementary Data

This report includes Consolidated Financial Statements, notes thereto and an Independent Auditors’ Report, at the pages indicated below, in the "Index to Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2010 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. The valuation allowance for deferred taxes as of December 31, 2010 was not sufficient to reserve for the amount of deferred tax asset that is not more than likely to be realized. As a result of our external audit, management has increased the deferred tax asset valuation allowance at December 31, 2010.

The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the chief executive and chief financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the chief executive and chief financial officers, believes that, as of December 31, 2010, our internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securites and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2011 (the "2011 Proxy Statement"). The 2011 Proxy Statement will be filed not later than April 30, 2011. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2011 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2011 Proxy Statement.

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

3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.3 to Form 8-K filed July 20, 2009)
4.1
Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.

4.2	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.3	Form of Indenture re additional Renewable Unsecured Subordinated Notes ("ARUS Notes"). (Exhibit 4.1 to Form S-1, no. 333-168976)
4.3.1	Form of ARUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.4	Supplement dated December 7, 2010 to Indenture re ARUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.23	Indenture dated as of June 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-B (exhibit 4.23 to Form 8-K filed by the registrant on June 29, 2007)
4.24	Sale and Servicing Agreement dated as of June 1, 2007, related to notes issued by CPS Auto Receivables Trust 2007-B (exhibit 4.24 to Form 8-K filed by the registrant on June 29, 2007.)
4.25	Indenture dated as of September 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-C (exhibit 4.25 to Form 8-K filed by the registrant on November 2, 2007)
4.26	Sale and Servicing Agreement dated as of September 1, 2007, related to notes issued by CPS Auto Receivables Trust 2007-C (exhibit 4.26 to Form 8-K filed by the registrant on November 2, 2007.)
4.27	Indenture re Notes issued by CPS Auto Receivables Trust 2008-A (exhibit 4.27 to Form 8-K filed by the registrant on April 15, 2008)
4.28	Sale and Servicing Agreement dated as of March 1, 2008, related to notes issued by CPS Auto Receivables Trust 2008-A (exhibit 4.28 to Form 8-K filed by the registrant on April 15, 2008)
4.29	Revolving Credit Agreement dated December 23, 2010 (filed herewith)
10.1	1991 Stock Option Plan & forms of Option Agreements thereunder (Exhibit 10.19 to Form S-2, no. 333-121913) **
10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
10.14	2006 Long-Term Equity Incentive Plan as amended to date (Exhibit A, pp A-1 through A-10, to the registrant's definitive proxy statement filed June 24, 2009)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)3) to registrant's Schedule TO filed November 12, 2009)**
10.15
Securities Purchase Agreement between the registrant and Levine Leichtman Capital Partners IV, L. P. ("LLCP"), relating to the sale of an aggregate of $25 million of Notes. (Incorporated by reference to exhibit 99.2 to Schedule 13D filed by LLCP on July 10, 2008)

10.15.1	Amendment dated July 10, 2008 to Securities Purchase Agreement dated June 30, 2008 between the registrant and LLCP. (Exhibit 10.15.1 to registrant's Form 10-Q filed August 11, 2008)
10.15.2	Amendment dated December 23, 2010 to Securities Purchase Agreement dated June 30, 2008 between the registrant and LLCP (incorporated by reference to exhibit to Schedule 13D filed by Levine Leichtman Capital Partners IV, L.P. on January 3, 2011)
10.16	Registration Rights Agreement between the registrant and LLCP. (Incorporated by reference to exhibit 99.6 to Schedule 13D filed by LLCP on July 10, 2008)
10.17	Investor Rights Agreement between the registrant and LLCP. (Incorporated by reference to exhibit 99.7 to Schedule 13D filed by LLCP on July 10, 2008)
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

10.22	Performance Guaranty dated July 10, 2008 issued by the registrant in favor of Citigroup Financial Products Inc. (Exhibit 10.22 to registrant's Form 10-Q filed August 11, 2008)
10.23	Warrant dated July 10, 2008, issued to Citigroup Global Markets Inc. (Exhibit 10.23 to registrant's Form 10-Q filed August 11, 2008)
10.24	Purchase and Sale Agreement re Motor Vehicle Contracts dated as of September 26, 2008 (Exhibit 10.24 to Form 8-K/A filed by the registrant on November 7, 2008)

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
10.25	Transfer and Servicing Agreement dated as of September 26, 2008 (Exhibit 10.25 to Form 8-K/A filed by the registrant on November 7, 2008)
10.26
Revolving Credit Agreement dated September 25, 2009 among the registrant, its subsidiary Page Four Funding, LLC, and Fortress Credit Corp. ("Fortress") (Exhibit 10.1 to registrant's Form 8-K filed October 1, 2009)

10.27	Warrant dated September 25, 2009, issued to an affiliate of Fortress. (Exhibit 10.2 to registrant's Form 8-K filed October 1, 2009)
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (filed herewith)
23.1	Consent of Crowe Horwath LLP (filed herewith)
31.1	Rule 13a-14(a) certification by chief executive officer (filed herewith)
31.2	Rule 13a-14(a) certification by chief financial officer (filed herewith)
32	Section 1350 certification (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
March 31, 2011	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2011	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)

March 31, 2011	/s/ CHRIS A. ADAMS
Chris A. Adams, Director

March 31, 2011	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director

March 31, 2011	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director

March 31, 2011	/s/ GREGORY S. WASHER
Gregory S. Washer, Director

March 31, 2011	/s/ DANIEL S. WOOD
Daniel S. Wood, Director

March 31, 2011	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Sr. Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Consumer Portfolio Services, Inc.

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The Company is currently in compliance with debt covenants or has obtained waivers for all potential covenant violations as of December 31, 2010. The waivers are temporary and will expire during 2011. See Note 1, Uncertainty of Capital Markets and General Economic Conditions and Financial Covenants, Note 7 and Note 15 for a discussion of potential consequences associated with the failure to obtain renewed waivers or inability to service or repay debt.

/s/ CROWE HORWATH LLP
Costa Mesa, California
March 30, 2011

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$16,252	$12,433
Restricted cash and equivalents	123,958	128,511

Finance receivables	565,621	878,366
Less: Allowance for finance credit losses	(13,168)	(38,274)
Finance receivables, net	552,453	840,092

Residual interest in securitizations	3,841	4,316
Furniture and equipment, net	1,143	1,509
Deferred financing costs	6,179	5,717
Deferred tax assets, net	15,000	33,450
Accrued interest receivable	6,165	8,573
Other assets	17,893	33,660
	$742,884	$1,068,261
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$20,394	$17,906
Warehouse lines of credit	45,564	4,932
Residual interest financing	39,440	56,930
Securitization trust debt	567,722	904,833
Senior secured debt, related party	44,873	26,118
Subordinated renewable notes	20,337	21,965
	738,330	1,032,684
Commitments and contingencies
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series B preferred stock, $1 par value;
authorized 1,870 shares; 1,870 and 0 shares issued and
outstanding at December 31, 2010 and 2009, respectively	1,601	-
Common stock, no par value; authorized
75,000,000 shares; 18,122,810 and 18,034,909
shares issued and outstanding at December 31, 2010
and 2009, respectively	55,496	55,346
Additional paid in capital, warrants	9,141	8,371
Accumulated Deficit	(56,330)	(22,504)
Accumulated other comprehensive loss	(5,354)	(5,636)
	4,554	35,577
	$742,884	$1,068,261

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009
Revenues:
Interest income	$137,090	$208,196
Servicing fees	7,657	4,640
Other income	10,438	11,059
	155,185	223,895
Expenses:
Employee costs	33,814	37,306
General and administrative	18,526	24,204
Interest	82,226	111,768
Provision for credit losses	29,921	92,011
Marketing	3,826	3,782
Occupancy	3,067	3,524
Depreciation and amortization	649	707
	172,029	273,302
Loss before income tax expense	(16,844)	(49,407)
Income tax expense	16,982	7,800
Net loss	$(33,826)	$(57,207)
Loss per share:
Basic	$(1.94)	$(3.07)
Diluted	(1.94)	(3.07)
Number of shares used in computing
loss per share:
Basic	17,477	18,643
Diluted	17,477	18,643

See accompanying Notes to Consolidated Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Year Ended December 31,
	2010	2009

Net loss	$(33,826)	$(57,207)
Other comprehensive income; minimum
pension liability, net of tax	282	1,391
Comprehensive loss	$(33,544)	$(55,816)

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Additional	Retained	Accumulated
					Paid-in	Earnings/	Other
	Series B Preferred Stock		Common Stock		Capital,	(Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Warrants	Deficit)	Loss	Total
Balance at December 31, 2008	-	$-	19,111	$54,702	$7,471	$34,703	$(7,027)	$89,849

Common stock issued upon exercise
of options and warrants	-	-	11	7	-	-	-	7
Purchase of common stock	-	-	(1,087)	(999)	-	-	-	(999)
Pension benefit obligation	-	-	-	-	-	-	1,391	1,391
Valuation of warrants issued	-	-	-	-	900	-	-	900
Stock-based compensation	-	-	-	1,636	-	-	-	1,636
Net loss	-	-	-	-	-	(57,207)	-	(57,207)
Balance at December 31, 2009	-	$-	18,035	$55,346	$8,371	$(22,504)	$(5,636)	$35,577

Common stock issued upon exercise
of options and warrants	-	-	500	-	-	-	-	-
Common stock issued upon
issuance of debt	-	-	880	753	-	-	-	753
Preferred stock issued upon
issuance of debt	2	1,601	-	-	-	-	-	1,601
Purchase of common stock	-	-	(1,292)	(2,201)	-	-	-	(2,201)
Pension benefit obligation	-	-	-	-	-	-	282	282
Valuation of warrants issued	-	-	-	-	770	-	-	770
Stock-based compensation	-	-	-	1,598	-	-	-	1,598
Net loss	-	-	-	-	-	(33,826)	-	(33,826)
Balance at December 31, 2010	2	$1,601	18,123	$55,496	$9,141	$(56,330)	$(5,354)	$4,554

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(33,826)	$(57,207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of deferred acquisition fees	(5,954)	(7,306)
Amortization of discount on securitization notes	5,655	11,613
Amortization of discount on senior secured debt, related party	1,109	1,013
Depreciation and amortization	649	707
Amortization of deferred financing costs	4,090	3,236
Provision for credit losses	29,921	92,011
Stock-based compensation expense	1,598	1,636
Interest income on residual assets	(1,039)	(1,542)
Change in market value of warrants	-	77
Changes in assets and liabilities:
Accrued interest receivable	2,409	6,330
Other assets	12,311	7,034
Deferred tax assets	18,449	19,277
Accounts payable and accrued expenses	2,769	(2,404)
Net cash provided by operating activities	38,141	74,475
Cash flows from investing activities:
Purchases of finance receivables held for investment	(113,023)	(8,600)
Payments received on finance receivables held for investment	376,695	423,110
Change in repo inventory	4,969	5,025
Decreases in restricted cash and cash equivalents, net	4,553	24,968
Purchase of furniture and equipment	(283)	(812)
Net cash provided by investing activities	272,911	443,691
Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	42,465	-
Proceeds from issuance of subordinated renewable notes	2,685	2,424
Proceeds from issuance of senior secured debt, related party	25,000	5,000
Payments on subordinated renewable notes	(4,313)	(6,180)
Net proceeds from (repayments to) warehouse lines of credit	40,632	(4,987)
Repayment of residual financing debt	(17,490)	(10,370)
Repayment of securitization trust debt	(385,229)	(510,983)
Repayment of senior secured debt, related party	(5,000)	-
Payment of financing costs	(3,782)	(1,722)
Repurchase of common stock	(1,448)	(999)
Issuance of common in conjunction with new debt	(753)	-
Net cash used in financing activities	(307,233)	(527,817)
Increase (decrease) in cash and cash equivalents	3,819	(9,651)
Cash and cash equivalents at beginning of period	12,433	22,084
Cash and cash equivalents at end of period	$16,252	$12,433

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$74,188	$98,257
Income taxes	(9,252)	(12,397)
Non-cash financing activities:
Pension benefit obligation, net	(282)	(1,391)
Common stock issued in connection with new senior secured debt, related party	753	-
Preferred stock issued in connection with new senior secured debt, related party	1,601	-
Warrants issued in connection with warehouse line of credit	770	822

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in California, Texas, Pennsylvania, and Florida represented 15.9%, 8.6%, 7.5% and 5.7%, respectively, of contracts purchased during 2010 compared with 25.9%, 6.7%, 8.2% and 7.4%, respectively in 2009.  No other state had a concentration in excess of 5.6%. We specialize in Contracts with borrowers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at two financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2010, our unrestricted cash balance was $16.3 million.

Finance Receivables

Finance receivables, which we have the intent and ability to hold for the foreseeable future or until maturity or payoff, are presented at cost. All finance receivable contracts are held for investment. Interest income is accrued on the unpaid principal balance. Origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the interest method without anticipating prepayments. Generally, payments received on finance receivables are restricted to certain securitized pools, and the related contracts cannot be resold. Finance receivables are charged off pursuant to the controlling documents of certain securitized pools, generally before they become contractually delinquent five payments. Contracts that are deemed uncollectible prior to the maximum

 CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

delinquency period are charged off immediately. Management may authorize an extension of payment terms if collection appears likely during the next calendar month.

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

Finance Receivables Held for Sale

Finance receivables originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. We had no finance receivables held for sale at December 31, 2010 and 2009.

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses likely incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies the finance receivable portfolio into separately identified pools based on their period of origination, then uses historical performance of seasoned pools to estimate future losses on current pools. Historical loss experience is adjusted as necessary for current economic conditions. We consider our portfolio of finance receivables to be relatively homogenous and consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.  Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of finance receivable contracts. Such allowance for loss is charged to expense on a monthly basis. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of the underlying collateral and historical loss trends. As conditions change, our level of provisioning and/or allowance may change as well. We observed deterioration in performance of automobile contracts held in our portfolio during 2009 and 2010, which we attribute to a general recession that began in December 2007.

Charge Off Policy

Delinquent Contracts for which the related financed vehicle has been repossessed are generally charged off at the earliest of (1) the month in which the proceeds from the sale of the financed vehicle are received, (2) the month in which 90 days have passed from the date of repossession or (3) the month in which the Contract becomes seven scheduled payments past due (see Repossessed and Other Assets below). The amount charged off is the remaining principal balance of the Contract, after the application of the net proceeds from the liquidation of the financed vehicle. With respect to delinquent Contracts for which the related financed vehicle has not been repossessed, the remaining principal balance thereof is generally charged off no later than the end of the month that the Contract becomes five scheduled payments past due, and no later than the end of the month that the Contract becomes eight scheduled payments past due for other receivables.

Contract Acquisition Fees and Origination Costs

Upon purchase of a Contract from a Dealer, we generally either charge or advance the Dealer an acquisition fee. Dealer acquisition fees and deferred origination costs are applied to the carrying value of finance receivables and are accreted into earnings as an adjustment to the yield over the estimated life of the Contract using the interest method.

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying balance sheets are repossessed vehicles pending sale of $4.8 million and $9.7 million at December 31, 2010 and 2009, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, other assets as of December 31, 2009 included 5% of the structured notes issued by our subsidiary in connection with our $199 million loan sale completed in September 2008. These notes were held for investment and earned interest at a rate of LIBOR plus 5%. The amount outstanding as of December 31, 2009 was $5.0 million. These notes were sold in September 2010.

Treatment of Securitizations

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

Under the September 2008 and September 2010 securitizations and other term securitizations completed prior to July 2003 (which were structured as sales for financial accounting purposes), we removed from our Consolidated Balance Sheet the contracts sold and added to our Consolidated Balance Sheet (i) the cash received, if any, and (ii) the estimated fair value of the ownership interest that we retained in contracts sold in the securitization. That retained or residual interest (the "Residual") consists of (a) the cash held in the Spread Account, if any, (b) overcollateralization, if any, (c) Notes retained, if any, and (d) receivables from the Trust, which include the net interest receivables ("NIRs"). NIRs represent the estimated discounted cash flows to be received from the Trust in the future, net of principal and interest payable with respect to the Notes, the premium paid to the Note Insurer, if any, and certain other expenses.

We recognize gains or losses attributable to any changes in the estimated fair value of the Residuals. Gains in fair value are recognized as Other Income in the income statement, and losses are recorded as an impairment loss in the income statement. We are not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, we determine the estimated fair value of the Residuals by discounting the amount of anticipated cash flows that we estimate will be released to us in the future (the cash out method), using a discount rate that we believe is appropriate for the risks involved. The anticipated cash flows may include collections from both current and charged off receivables. Historically we have used an effective pre-tax discount rate of 14% per annum for cash flows from current receivables and of 25% per annum for cash flows from charged-off receivables.  As a result of changing market conditions as discussed below, we have used an effective pre-tax discount rate of 20% per annum for the September 2010 Residual.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In all of our term securitizations, whether treated as secured financings or as sales, we have transferred the receivables (through a subsidiary) to the securitization Trust. The difference between the two structures is that in securitizations that are treated as secured financings we report the assets and liabilities of the securitization Trust on our Consolidated Balance Sheet. Under both structures the Noteholders’ and the related securitization Trusts’ recourse to us for failure of the contract obligors to make payments on a timely basis is limited, in general, to our Finance receivables, Spread Accounts and Residuals. Under a two-year multiple draw credit facility established in September 2009, the Noteholders have limited recourse against us in the event of a borrowing base deficiency for up to 10% of the amount outstanding at the time of the borrowing base deficiency ) in addition to recourse against the assets of the SPS that is the note issuer under that facility.

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

Other Income

The following table presents the primary components of Other Income:

	December 31,
	2010	2009
	(In thousands)
Sales tax refunds	$3,269	$904
Convenience fees charged to obligors	2,937	4,512
Direct mail revenues	2,001	2,618
Recoveries on previously charged-off contracts	1,456	1,560
Other	775	1,465
Other income for the year	$10,438	$11,059

Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2010	2009
	(In thousands,
	except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share	$(33,826)	$(57,207)
Denominator:
Denominator for basic earnings (loss) per share
- weighted average number of common shares
outstanding during the year	17,477	18,643
Incremental common shares attributable to exercise
of outstanding options and warrants	-	-
Denominator for diluted earnings (loss) per share	17,477	18,643
Basic earnings (loss) per share	$(1.94)	$(3.07)
Diluted earnings (loss) per share	$(1.94)	$(3.07)

Incremental shares of 3.2 million and 5.5 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the year ended December 31, 2010 and 2009, respectively, because the effect is anti-dilutive. The exercise prices of these stock options were greater than the average market price of the Company’s common shares or the Company was in a net loss position and, therefore, the effect would be anti-dilutive to earnings (loss) per share.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Option Plan

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 “Accounting for Stock Based Compensation”. Compensation cost is recognized over the required service period, generally defined as the vesting period.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2010 and 2009 was $1.11 and $0.51, respectively. That fair value was estimated using the Black-Scholes option pricing model using the weighted average assumptions noted in the following table. We estimate the expected life of each option as the average of the vesting period and the contractual life of the option. The volatility estimate is based on the historical volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 78% to 125% for 2010 and 74% to 111% for 2009. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2010	2009
Expected life (years)	5.67	5.42
Risk-free interest rate	2.31%	1.99%
Volatility	82%	79%
Expected dividend yield	-	-

New Accounting Pronouncements

               In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (FAS 167, Amendments to FASB Interpretation No. 46(R)). This standard amends several key consolidation provisions related to variable interest entity (“VIE”), which are included in FASB ASC 810, Consolidation to require a company to analyze whether its interest in a VIE gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessment of whether a company is the primary beneficiary is also required by the standard. This standard amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. This standard is effective for us beginning with the first quarter in 2010. Comparative disclosures will be required for periods after the effective date. The Company adopted this new accounting pronouncement as of January 1, 2010 and the impact of adoption was not material on the consolidated financial statements.

In July 2010, the FASB issued FASB ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which required more information about credit quality. The ASU introduces the term “financing receivables”, which includes loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases. The term does not include receivables measured at fair value or the lower of cost of fair value and debt securities among others. It also defines two levels of disaggregation for disclosure: portfolio segment and class of financing receivables. A portfolio segment is defined as the level at which an entity determines its allowance for credit losses. A class of financing receivable is defined as a group of finance receivables determined on the basis of their initial measurement attribute (i.e., amortized cost of purchased credit impaired), risk characteristics, and an entity’s method for monitoring and assessing credit risk. The ASU requires an entity to provide additional disclosures including, but not limited to, a rollforward schedule of the allowance for credit losses (with the ending allowance balance further disaggregated based on impairment methodology) and the related ending balance of the finance receivable presented by portfolio segment, and the aging of past due financing receivables at the end of the period, the nature and extent

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extend of troubled debt restructurings that occurred within the last year, that have defaulted in the current reporting period, and their impact on the allowance for credit losses, the nonaccrual status of financing receivables, and impaired financing receivables, presented by class. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010 for public companies. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010 for public companies. We adopted this pronouncement as disclosed in Note 7.

In January 2011, the FASB issued FASB ASU 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which deferred the effective date of the disclosure requirements for public entities about troubled debt restructurings in ASU 2010-20, to be concurrent with the effective date of the guidance for troubled debt restructuring which is currently anticipated to be effective for interim and annual periods after June 15, 2011. The Company does not anticipate the new guidance will have a material impact on the consolidated financial statements.

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

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of short-term warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 50 term securitizations of approximately $6.7 billion in contracts. We conducted four term securitizations in 2006, four in 2007, and two in 2008 and one in 2010. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008), and our most recent securitization in 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes.

Since the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have gradually increased our contract purchases by utilizing one $50 million credit facility that we established in September 2009 and another $50 million term funding facility that we established in March 2010.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we increased our short-term funding capacity by $200 million with the establishment of a new $100 million credit facility in December 2010 and an additional $100 million credit facility

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in February 2011.  In addition, we expect to complete one or more term securitization transactions in 2011.  In spite of the improvements we have seen in the capital markets, if the trend of improvement in the markets for asset-backed securities should reverse, or if we should be unable to obtain additional contract financing facilities or to complete a term securitization of our recently originated receivables, we may curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

The downturn in economic conditions and the capital markets that began in the fourth quarter of 2007 has negatively affected many aspects of our industry.  First, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables, as compared to 2007 and earlier.  During 2010, however, we observed that yield requirements for investors that purchase securities backed by consumer finance receivables, including sub-prime automobile receivables, have decreased significantly and are approaching pre-2008 levels, albeit with significantly fewer transactions in the market.  Second, there have been fewer lenders who provide short term warehouse financing for sub-prime automobile finance companies due to more uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities than before 2008.  Many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  These developments resulted in our incurring higher interest costs for receivables we financed in 2009 and 2010 compared to pre-2008 levels.  However, on December 23, 2010 we entered into a $100 million two-year warehouse credit line with a significantly lower cost of funds than the facilities we used in 2009 and 2010.  Finally, broad economic weakness and high levels of unemployment in 2008, 2009 and 2010 have made many of our customers less willing or able to pay, resulting in higher delinquency, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for eight of our twelve currently outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The remaining five transactions insured by this particular note insurer do not contain financial covenants.

For the remaining four securitizations insured by different parties we have been receiving waivers for certain financial and operating covenants on a monthly and/or quarterly basis as summarized below:

Financial covenant	Applicable Standard	Status Requiring Waiver (as of or for the quarter ended December 31, 2010)
Warehouse financing capacity	$200 million of warehouse capacity	$150 million of warehouse capacity
Adjusted net worth (I)	$87.6 million	$4.6 million
Leverage	Not greater than 4.5:1	25.5:1
Maximum net loss	$7.5 million	$33.8 million
Adjusted net worth (II)	$95.3 million	$4.6 million

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The covenant regarding warehouse financing capacity is a covenant to maintain one or more credit facilities that allow us to finance acquisition of automobile contracts on a revolving basis, with a minimum aggregate capacity of $200 million.  The adjusted net worth covenants are covenants to maintain minimum levels of adjusted net worth, defined as our consolidated book value under GAAP with the exclusion of intangible assets such as goodwill. There are two separate adjusted net worth covenants because there are two separate note insurers that have this covenant in their related securitization agreements. The leverage covenant requires that we not exceed the specified ratio of debt over the defined adjusted net worth. Debt is defined in this covenant to mean consolidated liabilities less warehouse lines of credit and securitization trust debt; using this definition at December 31 2010, we had debt of $125 million. The maximum net loss covenant requires that we not exceed $7.5 million in net losses for any quarter or year.

  Without the waivers we have received from the related note insurers, we would have been in violation of covenants relating to minimum net worth, maximum financial losses, maximum leverage levels and maintenance of active warehouse facilities with respect to four of our 12 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. As of the date of this report, cash is being diverted to the related spread accounts in seven transactions.  In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although our termination as servicer has been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $347.0 million of the $567.7 million of securitization trust debt outstanding at December 31, 2010. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our consolidated balance sheets was $124.0 million and $128.5 million as of December 31, 2010 and 2009, respectively.

Certain of our financing agreements require that we establish cash reserves for the benefit of the creditors to protect against unforeseen credit losses on the Contracts. These cash reserves, which are included in restricted cash, were $95.2 million and $90.1 million as of December 31, 2010 and 2009, respectively.

(3) Finance Receivables

We consider our portfolio of finance receivables to be homogenous and consist of a single segment and class.  Consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.  The following table presents the components of Finance Receivables, net of unearned interest:

	December 31,
	2010	2009
Finance Receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$576,090	$884,819
Less: Unearned acquisition fees and discounts	(10,469)	(6,453)
Finance Receivables	$565,621	$878,366

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included.  The following table summarizes the delinquency status of finance receivables as of December 31, 2009 and 2010:

	December 31,
	2010	2009
	(In thousands)
Deliquency Status
Current	$541,375	$837,737
31 - 60 days	16,784	22,325
61 - 90 days	9,453	15,258
91 + days	8,478	9,499
	$576,090	$884,819

Finance receivables totaling $13.3 million and $16.1 million at December 31, 2010 and 2009, respectively, have been placed on non-accrual status as a result of their delinquency status.

The following table presents a summary of the activity for the allowance for credit losses, for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Balance at beginning of year	$38,274	$78,036
Provision for credit losses	29,921	92,011
Charge-offs	(82,585)	(160,174)
Recoveries	27,558	28,401
Balance at end of year	$13,168	$38,274

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses:

	December 31,
	2010	2009
	(In thousands)
Gross balance of repossessions in inventory	$21,046	$37,821
Allowance for losses on repossessed inventory	(16,278)	(28,084)
Net repossessed inventory included in other assets	$4,768	$9,737

(4) Residual Interest in Securitizations

In September 2008 we completed a structured loan sale in which we retained a residual interest. The remaining receivables from that September 2008 securitization were re-securitized in September 2010. The residual interest in the cash flows from this transaction was $3.8 million and $4.2 million as of December 31, 2010 and 2009, respectively, and was determined using a discounted cash flow model that included estimates for prepayments and losses.  The discount rate utilized was 20%. The assumptions utilized were based on our historical performance adjusted for current market conditions.

 CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2010	2009
	(In thousands)
Furniture and fixtures	$4,133	$4,133
Computer and telephone equipment	6,857	6,294
Leasing assets	673	673
Leasehold improvements	1,301	1,301
Other fixed assets	-	280
	12,964	12,681
Less: accumulated depreciation and amortization	(11,821)	(11,172)
	$1,143	$1,509

Depreciation expense totaled $649,000 and $707,000 for the years ended December 31, 2010 and 2009, respectively.

(6) Securitization Trust Debt

We have completed a number of term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our consolidated balance sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
	Final	Receivables		Outstanding	Outstanding	Average
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2010 (2)	Principal	2010	2009	2010
	(Dollars in thousands)
CPS 2004-B	February 2011	$-	$96,369	$-	$1,254	-
CPS 2004-C	April 2011	-	100,000	-	1,989	-
CPS 2005-A	October 2011	-	137,500	-	6,924	-
CPS 2005-B	February 2012	-	130,625	-	10,021	-
CPS 2005-C	May 2012	5,249	183,300	5,481	19,661	5.13%
CPS 2005-TFC	July 2012	-	72,525	-	5,330	-
CPS 2005-D	July 2012	6,151	145,000	6,573	19,295	5.69%
CPS 2006-A	November 2012	16,082	245,000	16,765	41,546	5.33%
CPS 2006-B	January 2013	23,861	257,500	29,196	56,664	6.92%
CPS 2006-C	July 2013	29,226	247,500	35,499	64,332	6.24%
CPS 2006-D	August 2013	35,141	220,000	38,493	69,584	5.89%
CPS 2007-A	November 2013	57,736	290,000	64,166	107,011	5.92%
CPS 2007-TFC	December 2013	14,871	113,293	17,029	31,087	6.04%
CPS 2007-B	January 2014	75,942	314,999	86,355	135,602	6.48%
CPS 2007-C	May 2014	91,356	327,499	100,107	158,955	6.60%
CPS 2008-A	October 2014	107,417	310,359	125,593	175,578	7.81%
Delayed Draw Notes	July 2017	56,501	9,174	42,465	-	11.00%
		$519,533	$3,200,643	$567,722	$904,833
________________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $283.5 million in 2011, $191.2 million in 2012, $59.3 million in 2013, $17.2 million in 2014, and $16.5 million in 2015.

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

The terms of the various Securitization Agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses. We were in compliance with all such covenants as of December 31, 2010, in some cases only after giving effect to waivers of otherwise applicable standards.

We are responsible for the administration and collection of the contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of December 31, 2010, restricted cash under the various agreements totaled approximately $124.0 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of transaction costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(7) Debt

The terms of our debt outstanding at December 31, 2010 and 2009 are summarized below:

	December 31,
	2010	2009
	(In thousands)
Residual interest financing
Notes secured by our residual interests in securitizations. In May 2010, the maturity was extended from June 2010 to May 2011. The aggregate indebtedness under this facility was $39.4 million at December 31, 2010. It bears interest at 12.875% over LIBOR.	$39,440	$56,930
Senior secured debt, related party
Notes payable to Levine Leichtman Capital Partners IV, L.P. (“LLCP”). The notes consisted of a $10 million term note, a $15 million term note and a $27.75 million term note all due in December 2013. The notes accrue interest at 16% per annum. The amount outstanding at December 31, 2010 is net of the unamortized debt discount of $7.9 million relating to the valuation of 1,225,000 shares of stock, warrants to purchase 1,611,114 shares of our common stock at an exercise price of $1.3982, warrants to purchase 285,781 of our common stock at an exercise price of $0.01 and $1.4 million in cash paid to the lender at issuance. In addition, the unamortized debt discount includes the valuation of 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock and $2.75 million in cash paid to the lender at issuance of the $27.75 million note.	44,873	26,118
Subordinated renewable notes
Notes bearing interest ranging from 6.85% to 16.00%, with a weighted average rate of 13.83%, and with maturities from January 2011 to March 2020 with a weighted average maturity of April 2013. We began issuing the notes in June 2005 and incurred issuance costs of $250,000. Payments are made monthly, quarterly, annually or upon maturity based on the terms of the individual notes.	20,337	21,965
	$104,650	$105,013

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding debt on our credit facilities was $45.6 million as of December 31, 2010, compared to $4.9 million outstanding as of December 31, 2009.  See Note 15 for a discussion of our warehouse lines of credit.

The costs incurred in conjunction with the above debt are recorded as deferred financing costs on the accompanying balance sheets and are more fully described in Note 1.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization and maximum financial losses. Further covenants include matters relating to investments, acquisitions, restricted payments and certain dividend restrictions.  See the discussion of financial covenants in footnote 1.

The following table summarizes the contractual and expected maturity amounts of debt as of December 31, 2010:

Contractual maturity date	Residual interest financing	Senior secured debt (1)	Subordinated renewable notes	Total
	(In thousands)
2011	$39,440	$-	$11,508	$50,948
2012	-	-	4,396	4,396
2013	-	44,873	4,131	49,004
2014	-	-	242	242
2015	-	-	60	60
Thereafter	-	-	-	-
Total	$39,440	$44,873	$20,337	$104,650
 _________________________
(1)	The senior secured debt maturing in 2013 is shown net of unamortized debt discounts of $7.9 million. On a gross basis the scheduled maturity of this debt in 2013 is $52.8 million.

(8) Shareholders’ Equity

Common Stock

Holders of common stock are entitled to such dividends as our Board of Directors, in its discretion, may declare out of funds available, subject to the terms of any outstanding shares of preferred stock and other restrictions. In the

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Included in compensation expense for the years ended December 31, 2010 and 2009, is $1.6 million  related to the amortization of deferred compensation expense and valuation of stock options.

Stock Purchases

At five different times between 2000 and 2010, our Board of Directors authorized us to purchase a total of up to $34.5 million of our securities. As of December 31, 2010, we had purchased $5.0 million in principal amount of debt securities, and $27.5 million of our common stock, representing 9,005,724 shares.

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

For the year ended December 31, 2010, we recorded stock-based compensation costs in the amount of $1.6 million. As of December 31, 2010, unrecognized stock-based compensation costs to be recognized over future periods was equal to $3.0 million. This amount will be recognized as expense over a weighted-average period of 3.1 years.

At December 31, 2010, the options outstanding and exercisable had intrinsic values of $538,000 and $168,000, respectively. The total intrinsic value of options exercised was $7,000 for the year ended December 31, 2009. No options were exercised in 2010. New shares were issued for all options exercised during the year ended December 2009. At December 31, 2010, there were a total of 830,000 additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2010, including the activity related to the option exchange described above, is as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,874	$1.62	N/A
Granted	720	1.64	N/A
Exercised	-	-	N/A
Forfeited	(604)	1.73	N/A
Options outstanding at the end of period	6,990	$1.61	5.65 years
Options exercisable at the end of period	4,749	$1.78	4.47 years

The per share weighted average fair value of stock options granted whose exercise price was equal to the market price of the stock on the grant date during the years ended December 31, 2010 and 2009, was $1.11 and $0.78, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The per share weighted average fair value of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2009 was $0.17. The per share weighted average exercise price of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2009 was $1.50.

We have not issued any stock options with an exercise price below the market price of the stock on the grant date.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note from us.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model.

 In connection with the amendment to our residual credit facility discussed in Note 15, we issued warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429.  The warrants represented the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we re-purchased 500,000 shares for $1.0 million.

 (9) Interest Income

The following table presents the components of interest income:

	Year Ended December 31,
	2010	2009
	(In thousands)
Interest on finance receivables	$135,013	$205,892
Residual interest income	1,063	1,376
Other interest income	1,014	928

Net interest income	$137,090	$208,196

 (10) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2010	2009
	(In thousands)
Current federal tax expense (benefit)	$(1,518)	$(28,110)
Current state tax expense (benefit)	(28)	(2,814)
Deferred federal tax (benefit)	(4,107)	11,294
Deferred state tax expense (benefit)	(5,331)	(191)
Change in valuation allowance	27,966	27,621

Income tax expense (benefit)	$16,982	$7,800

Income tax expense/(benefit) for the years ended December 31, 2010 and 2009 differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2010	2009
	(In thousands)
Expense at federal tax rate	$(5,896)	$(17,293)
State taxes, net of federal income tax benefit	734	(2,187)
Other adjustments to tax reserve	(1,344)	(827)
Effect of change in state tax rate	(4,931)	-
Valuation allowance	27,966	27,621
Stock-based compensation	535	540
Other	(82)	(54)
	16,982	$7,800

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred Tax Assets:
Finance receivables	$7,562	$11,779
Accrued liabilities	1,476	1,613
Furniture and equipment	281	274
NOL carryforwards and BILs	66,994	48,170
Pension Accrual	2,214	2,347
Other	-	-
Total deferred tax assets	78,527	64,183
Valuation allowance	(56,587)	(28,621)
	21,940	35,562
Deferred Tax Liabilities:
Other	(6,940)	(2,112)
Total deferred tax liabilities	(6,940)	(2,112)
Net deferred tax asset	$15,000	$33,450

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

In determining the possible future realization of deferred tax assets, we  have considered the taxes paid in the current and prior years that may be available to recapture, as well as future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Our tax planning strategies include the prospective sale of certain assets such as finance receivables, residual interests in securitized finance receivables, charged off receivables and base servicing rights.  The expected proceeds for such asset sales have been estimated based on our expectation of what buyers of the assets would consider to be reasonable assumptions for net cash flows and required rates of return for each of the various asset types.  Our estimates for net cash flows and required rates of return are subjective and inherently subject to future events which may significantly impact actual net proceeds we may receive from executing our tax planning strategies.  A summary of the assets, key assumptions and estimated taxable income is shown in the table below:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Category	Key Assumptions	Estimated Taxable Income
Base servicing rights	Net cash flows discounted at 12%	$15,965
Residual interests in securitized receivables	Net cash flows discounted at 20%	5,084
Finance receivables	Net cash flows discounted at 25%	7,842
Charged off receivables	Assumed value of 1.5%	6,171
Note receivable	Net cash flows discounted at 11%	2,464
		$37,526

We believe such asset sales can produce at least $37.5 million in taxable income within the relevant carryforward period. Such strategies could be implemented without significant impact on our core business or our ability to generate future growth. The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.

At December 31, 2010 we have established a $56.6 million valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely.

As of December 31, 2010, we had net operating loss carryforwards for federal and state income tax purposes of $115.1 million and $185.8 million, respectively.  The federal net operating losses begin to expire in 2022. The state net operating losses begin to expire in 2013.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits including interest and penalties for the year:

	2010	2009
	(In thousands)
Unrecognized tax benefit - opening balance	$4,319	$8,183
Gross increases - tax positions in prior period	157	-
Gross decreases - tax positions in prior period	-	(2,165)
Gross increases - tax positions in current period	-	-
Settlements	-	(532)
Lapse of statute of limitations	(1,454)	(1,167)
Unrecognized tax benefit - ending balance	$3,022	$4,319

 Included in the balance of unrecognized tax benefits at December 31, 2010, are $2.6 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2010 are $400,000 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, we reduced penalties by $200,000 and increased gross interest by $200,000 during 2010 and in total, as of December 31, 2010, have recognized a liability for penalties of $300,000 million and gross interest of $700,000.

We do not anticipate a significant change in unrecognized tax positions within the coming year.  In addition, we believe that it is reasonably possible that none of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2010 as a result of a lapse of the statute of limitations.

We are subject to taxation in the US and various states and foreign jurisdictions.  The Company’s tax years for 2006 through 2009 are subject to examination by the tax authorities.  With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2006.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Related Party Transactions

Director Purchase of Retail Note

In December 2007, one of our directors purchased a $4.0 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public.  The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. As of December 31, 2010, $4.0 million remains outstanding on this note.

(12) Commitments and Contingencies

Leases

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2016. Future minimum lease payments at December 31, 2010, under these leases are due during the years ended December 31 as follows:

Amount
(In thousands)
2011	$3,185
2012	2,737
2013	2,458
2014	1,973
2015	1,816
Thereafter	1,351
Total minimum lease payments	$13,520

Rent expense for the years ended December 31, 2010 and 2009, was $3.6 million and $4.1 million, respectively.

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

CPS has reached an agreement in principle with the representative of creditors in the Stanwich bankruptcy to resolve the adversary action.  Under the agreement in principle, CPS is to pay the bankruptcy estate $800,000 and abandon its claims against the estate, while the estate is to abandon its adversary action against Mr. Pardee.  We believe that resolution of the adversary action will result in (i) limitation of its exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) stays in Rhode Island being lifted, causing those cases to become active again.

The reader should consider that an adverse judgment against CPS in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial condition.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Litigation.

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to their outcomes. We have recorded a liability as of December 31, 2010 that we believe represents a sufficient allowance for legal contingencies. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

 (13) Employee Benefits

The Company sponsors a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). We may, at our discretion, match 100% of employees’ contributions up to $1,500 per employee per calendar year. Our contributions to the 401(k) Plan were $74,000 for the year ended December 31, 2010. We did not make any contributions to the plan in 2009 rather we utilized the plan’s forfeiture account to match $438,000 in employee contributions.

We also sponsor the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen June 30, 2001.

The following tables  represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2010 and 2009:

	December 31,
	2010	2009
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$16,642	$16,085
Service cost	-	-
Interest cost	931	947
Actuarial gain (loss)	981	243
Settlements	(937)	-
Benefits paid	(560)	(633)
Projected benefit obligation, end of year	$17,057	$16,642

Change in Plan Assets
Fair value of plan assets, beginning of year	$10,465	$8,515
Return on assets	1,391	2,626
Employer contribution	847	-
Expenses	(51)	(43)
Settlements	(937)
Benefits paid	(560)	(633)
Fair value of plan assets, end of year	$11,155	$10,465
Funded Status at end of year	$(5,902)	$(6,177)

Additional Information
Weighted average assumptions used to determine benefit obligations and cost at December 31, 2010 and 2009 were as follows:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December, 31
	2010	2009
Weighted average assumptions used to determine benefit obligations
Discount rate	5.45%	5.90%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.90%	6.00%
Expected return on plan assets	8.50%	8.50%

Our overall expected long-term rate of return on assets is 8.50% per annum as of December 31, 2010. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2010	2009
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$-	$-
Other liabilities	(5,902)	(6,177)
Net amount recognized	$(5,902)	$(6,177)
Amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$8,575	$9,029
Unrecognized transition asset	-	-
Net amount recognized	$8,575	$9,029
Components of net periodic benefit cost
Interest Cost	$931	$947
Expected return on assets	(851)	(697)
Amortization of transition asset	-	-
Amortization of net loss	475	675
Net periodic benefit cost	555	925
Settlement (gain)/loss	471	-
Total	$1,026	$925
Benefit Obligation Recognized in Other Comprehensive Income
Net loss (gain)	$(454)	$(2,318)
Prior service cost (credit)	-	-
Amortization of prior service cost	-	-
Net amount recognized in other comprehensive income	$(454)	$(2,318)

The weighted average asset allocation of our pension benefits at December 31, 2010 and 2009 were as follows:
	December 31,
	2010	2009
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	81%	76%
Debt securities	19%	24%
Cash and cash equivalents	0%	0%
Total	100%	100%

         Our investment policies and strategies for the pension benefits plan utilize a target allocation of 75% equity securities and 25% fixed income securities. Our investment goals are to maximize returns subject to specific risk

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Flows

Estimated Future Benefit Payments (In thousands)
2011	$666
2012	699
2013	749
2014	791
2015	899
Years 2016 - 2020	4,896
Anticipated Contributions in 2011	$653

The fair value of plan assets at December 31, 2010, by asset category, is as follows:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Core Bond	$-	$1,371	$-	$1,371
Fundamental Value	-	1,843	-	1,843
Mid Cap Growth	-	555	-	555
Focus Value	-	555	-	555
Small Co. Value	-	548	-	548
Growth	-	2,386	-	2,386
Income	-	290	-	290
International Growth	-	2,143	-	2,143
Inflation Protected Bond	-	371	-	371
Money Market	11	43	-	54
Company Common Stock	1,039	-	-	1,039
Total	$1,050	$10,105	$-	$11,155
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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained, which is included in Other Assets as of December 31, 2009, were sold in September 2010 in the re-securitization transaction described in Note 1. In the same transaction, the residual interest was reduced by $1.5 million. The residual interest in such securitization is $3.9 million as of December 31, 2010 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 20% per annum and a cumulative net loss rate of 13%. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions. No gain or loss was recorded as a result of the re-securitization transaction described above.

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using Level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2010, the finance receivables related to the repossessed vehicles in inventory totaled $21.0 million. We have applied a valuation adjustment of $16.3 million, resulting in an estimated fair value and carrying amount of $4.7 million.

The table below presents a reconciliation for Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	2010	2009
Residual Interest in Securitizations:	(in thousands)	(in thousands)
Balance at January 1	$4,316	$3,582
Reduction of residual interest as a result of re-securitization	(1,497)	-
Included in earnings	1,022	734
Balance at December 31	$3,841	$4,316

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2010 and 2009, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2010 and 2009, were as follows:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010		2009
Financial Instrument	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Cash and cash equivalents	$16,252	$16,252	$12,433	$12,433
Restricted cash and equivalents	123,958	123,958	128,511	128,511
Finance receivables, net	552,453	551,652	840,092	806,154
Residual interest in securitizations	3,841	3,841	4,316	4,316
Accrued interest receivable	6,165	6,165	8,573	8,573
Warehouse lines of credit	45,564	45,564	4,932	4,932
Accrued interest payable	3,897	3,897	4,267	4,267
Residual interest financing	39,440	39,440	56,930	56,930
Securitization trust debt	567,722	593,041	904,833	942,075
Senior secured debt	44,873	44,873	26,118	26,118
Subordinated renewable notes	20,337	20,337	21,965	21,965

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

 (15) Liquidity, Results of Operations and Management’s Plans

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 25, 2009 we established a $50 million secured revolving credit facility with Fortress Credit Corp., which will mature on September 25, 2011.  The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Four Funding LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum.  At December 31, 2010, $45.6 million was outstanding under this facility.  As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant).  Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of that other warrant from $1.44 per share to $1.40702 per share and increasing the number of shares available for purchase to 1,600,991.

In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Six Funding, LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum.  There were no amounts outstanding under this facility at December 31, 2010.

Subsequent to the reporting period covered by this report, on February 24, 2011, we entered into an additional $100 million two-year warehouse credit line with UBS Real Estate Securities, Inc.  The facility revolves during the first year and amortizes during the second year.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC.  The facility provides for advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at one-month LIBOR plus 6.00% per annum.

In March 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.  Under the term funding facility, the note purchasers agreed to purchase up to $50 million in asset-backed notes through December 31, 2010, subject to collateral eligibility and other terms and conditions, through the end of 2010. Amounts outstanding bear interest at a fixed rate of 11.00%, which may be decreased to 9.00% should the notes receive investment grade ratings from at least two of the following three credit rating agencies:  Moody's, Standard & Poor's, or Fitch. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017.  In connection with the establishment of this term funding facility, we paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant).  Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants.  The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase was increased to 1,611,114.  The second affected warrant related to 283,985 shares, which was increased to 285,781 shares.  As of December 31, 2010, there was $42.5 million outstanding under the facility and no additional advances are expected to be made.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  In May 2010, we extended the maturity date from June 2010 to May 2011.  As of December 31, 2010 the aggregate indebtedness under this facility was $39.4 million.

On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share.  Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share.  In November 2009 we entered into an additional agreement with this lender whereby they purchased an additional $5 million note.  The note accrued interest at 15.0% and was repaid in December 2010 at which time the lender purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding.  The $27.8 million note accrues interest at 16.0% and matures in December 2013.  Concurrent with the issuance of the $27.8 million note, the terms of the $10 and $15 million notes were amended to change their maturity dates to December 2013.  In conjunction with the issuance of the $27.8 million note, we issued to the lender 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock.  Each share of the Series B convertible preferred stock may become exchangeable for 1,000 shares of our common stock, upon shareholder approval of such exchange, but not without shareholder approval.  At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of December 31, 2010, we had unrestricted cash of $16.3 million.  We had $4.4 million available under our Fortress facility and $100 million available under the Goldman facility (in both facilities advances are subject to available eligible collateral).  As stated above, we established a second $100 million revolving credit facility in

 CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2011.  In September 2010 we completed a securitization of previously securitized receivables, and we intend to complete securitizations regularly beginning in 2011, although there can be no assurance that we will be able to so.  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to the facilities we used in 2009 and 2010.  To illustrate, in the last six months of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in 2010, we purchased $113.0 million in contracts and, in March 2010, entered into the $50 million term funding facility which has an interest rate of 11.00% per annum and the ability to decrease such rate to 9.00% per annum if certain conditions are met.  In December 2010 we entered into a $100 million credit facility with an interest rate

 CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum and in February 2011, we added another $100 million credit facility with an interest rate of one-month LIBOR plus 6.00% per annum.

Moreover, the weighted average effective coupon of our September 2010 term securitization was 3.21% and did not include a financial guaranty policy.  This transaction demonstrates our ability to access the lower cost of funds available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete one or more term securitizations in 2011.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to prior years. For the years ended December 31, 2010, 2009 and 2008, the average acquisition fee we charged per automobile contract purchased under our CPS programs was $1,382, $1,508 and $592, respectively, or 9.2%, 11.7%, and 3.9%, respectively, of the amount financed.  Similarly, the weighted average annual percentage rate of interest payable by our customers on newly purchased contracts has increased significantly: to 20.05% for 2010 from 19.9%, and 18.5% in 2009 and 2008, respectively.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2010, we had approximately $717.9 million of debt outstanding. Such debt consisted primarily of $567.7 million of securitization trust debt, and also included $45.6 million of a warehouse line of credit, $39.4 million of residual interest financing, $44.9 million of senior secured related party debt and $20.3 million owed in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.  The residual interest financing facility matures in May 2011 and we are in discussions with the lender regarding the extension or restructuring of the facility, as to which there can be no assurance.

Our recent operating results include net losses of $33.8 million and $57.2 million in 2010 and 2009, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our recent operating losses.

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