Form 10-K/A
period 2010-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2011-05-02
CIK 889609

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

The aggregate market value of the 13,966,256 shares of the registrant’s common stock held by non-affiliates, based upon shares outstanding and the closing price of the registrant’s common stock of $1.37 per share reported by Nasdaq as of June 30, 2010, was approximately $19,133,771. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant’s Common Stock outstanding on April 27, 2011, was 18,119,810.

DOCUMENTS INCORPORATED BY REFERENCE          None

TABLE OF CONTENTS

PART III

PART III

Item 10. Directors and Executive Officers of the Registrant and Corporate Governance.

Information regarding the executive officers of the registrant (the "Company" or "CPS") appears in Part I of this report as filed on March 31, 2011, and is incorporated herein by reference.

The names of the Company’s directors, their principal occupations, and certain other information regarding them are set forth below. None of the directors currently serves on the board of directors of any other publicly-traded companies.

Charles E. Bradley, Jr., 51, has been the President and a director of the Company since its formation in March 1991, and was elected Chairman of the Board of Directors in July 2001.  Mr. Bradley has been the Company's Chief Executive Officer since January 1992.  From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm.  From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm.  Having been with the Company since its inception, Mr. Bradley brings comprehensive knowledge of the Company’s business, structure, history and culture to the Board and the Chairman position.

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

Brian J. Rayhill, 48, has been a director of the Company since August 2006.  Mr. Rayhill has been a practicing attorney in New York State since 1988. As an experienced advocate, counselor and litigator, Mr. Rayhill brings legal knowledge and perspective to the Board.

William B. Roberts, 73, has been a director of the Company since its formation in March 1991.  Since 1981, he has been the President of Monmouth Capital Corp., an investment firm that specializes in management buyouts.  Having spent decades in the business of finance, Mr. Roberts brings to the Company’s Board his perspective and judgment regarding means of financing its business.

Gregory S. Washer, 49, has been a director of the Company since June 2007.  He has been the owner and president of Clean Fun Promotional Marketing LLC, a promotional marketing company, since its founding in 1986.  With his experience in promotions and marketing, Mr. Washer contributes to the Board significant organizational and operational management skills, combined with a wealth of experience in promotion and marketing of services.

Daniel S. Wood, 52, has been a director of the Company since July 2001.  Mr. Wood was president of Carclo Technical Plastics, a manufacturer of custom injection moldings, from September 2000 until his retirement in April 2007.  He now serves as a consultant to that company.  Previously, from 1988 to September 2000, he was the chief operating officer and co-owner of Carrera Corporation, the predecessor to the business of Carclo Technical Plastics. As president of Carclo, Mr. Wood was responsible for the overall operation of that company and for the quality and integrity of its financial statements.  He brings to the Board the knowledge and perspective useful in evaluating the Company’s financial statements, and broad organizational and management skills.

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

When considering a potential nominee, the nominating committee considers the benefits to the Company of such nomination, based on the nominee's skills and experience related to managing a significant business, the willingness and ability of the nominee to serve, and the nominee's character and reputation. The Company does not have a policy regarding the consideration of diversity in identifying nominees for director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, executive officers and holders of in excess of 10% of the Company's common stock are required to file reports concerning their transactions in and holdings of equity securities of the Company.  Based on a review of reports filed by each such person, and inquiry of each regarding holdings and transactions, the Company believes that all reports required with respect to the year 2010 were timely filed.

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers, which applies to the Company's chief executive officer, chief financial officer, controller and others.  A copy of the Code of Ethics may be obtained at no charge by written request to the Corporate Secretary at the Company's principal executive offices.

Item 11. Executive Compensation

The following table summarizes all compensation earned during the two fiscal years ended December 31, 2010 and 2009 by the Company's chief executive officer, and the other two most highly compensated individuals (such three individuals, the "named executive officers") who were serving in such positions or as executive officers at any time in 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation (2)	Total
Charles E. Bradley, Jr.	2010	$ 880,000	1,193,000	$224,870	2,100	$2,299,970
President & Chief	2009	880,000	1,000,000	209,291	2,100	2,091,391
Executive Officer
Robert E. Riedl	2010	317,000	(3)	30,975	2,100	350,075
Sr. Vice President & Chief	2009	317,000	158,400	74,712	2,100	552,212
Investment Officer
Jeffrey P. Fritz	2010	317,000	(3)	30,975	2,100	350,075
Sr. Vice President – Accounting	2009	317,000	132,300	80,312	2,100	531,712
& Chief Financial Officer

(1)
Represents the dollar value of accrued for financial accounting purposes in connection with the grant of such options, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.  The assumptions used in such valuation are discussed in our financial statements, at note 1, under the heading “Stock Option Plan.” With respect to options granted in the 2009 exchange program, the dollar value accrued is the incremental value of the options granted over the options surrendered.

(2)
Amounts in this column represent (a) any Company contributions to the Employee Savings Plan (401(k) Plan), and (b) premiums paid by the Company for group life insurance, in the amount of $600 for each of the named executive officers. Company contributions to the 401(k) Plan were $1,500 per individual in 2009 and 2010.

(3)	Bonus compensation for these individuals has not been determined as of the date of this report.

Grants of Plan-Based Awards in Last Fiscal Year

In the year ended December 31, 2009, we did not grant any stock awards or stock appreciation rights to any of our named executive officers.  We granted options to substantially all of our management level employees on April 27, 2010, and to our chief executive officer on December 31, 2010. The option grants noted in the tables above and below were awarded to the named executive officers as part of those grants.

In the April 2010 grant, the chief executive officer received an option to purchase up to 50,000 shares of the Company's common stock at the market closing price ($1.81 per share) on the date of grant, with such right to purchase to become exercisable in increments of 20% on each of the first through fifth anniversaries of the grant date, and to expire on the tenth anniversary.  Each of the other executive officers of the Company (including the named executive officers) received a grant at that time on the same terms, with respect to up to 25,000 shares.

In the December 2010 grant, the chief executive officer received an option to purchase up to 200,000 shares of the Company's common stock at the market closing price ($1.19 per share) on the date of grant, with such right to purchase to become exercisable in increments of 25% on each of the first through fifth anniversaries of the grant date, and to expire on the tenth anniversary.  No other persons were granted options at that time.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth as of December 31, 2010 the number of unexercised options held by each of the named executive officers, the number of shares subject to then exercisable and unexercisable options held by such persons and the exercise price and expiration date of each such option.  Each option referred to in the table was granted at an option price per share no less than the fair market value per share on the date of grant. None of such individuals holds a stock award; accordingly, only information concerning option awards is presented.

Option awards: Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Charles E. Bradley, Jr.	166,666	0		1.50	1/17/2011
	185,000	0		1.50	7/23/2012
	40,000	0		1.50	7/17/2013
	240,000	0		1.50	4/26/2014
	120,000	0		1.50	5/16/2015
	40,000	0		1.50	12/30/2015
	64,000	16,000	(1)	1.50	10/25/2016
	72,000	48,000	(2)	1.50	2/27/2017
	24,000	16,000	(3)	1.50	7/30/2017
	16,000	24,000	(4)	1.50	1/30/2018
	24,000	96,000	(5)	0.77	5/13/2019
	0	50,000	(6)	1.81	4/27/2020
	0	250,000	(7)	1.19	12/31/2020

Jeffrey P. Fritz	80,000	0		1.50	11/12/2014
	80,000	0		1.50	4/29/2015
	20,000	0		1.50	12/30/2015
	32,000	8,000	(1)	1.50	10/25/2016
	6,000	4,000	(2)	1.50	2/27/2017
	12,000	8,000	(3)	1.50	7/30/2017
	8,000	12,000	(4)	1.50	1/30/2018
	12,000	48,000	(5)	0.77	5/13/2019
	0	25,000	(6)	1.81	4/27/2020

Robert E. Riedl	75,000	0		1.92	2/3/2013
	20,000	0		1.50	7/17/2013
	80,000	0		1.50	4/26/2014
	40,000	0		1.50	4/29/2015
	20,000	0		1.50	12/30/2015
	32,000	8,000	(1)	1.50	10/25/2016
	6,000	4,000	(2)	1.50	2/27/2017
	12,000	8,000	(3)	1.50	7/30/2017
	8,000	12,000	(4)	1.50	1/30/2018
	12,000	48,000	(5)	0.77	5/13/2019
	0	25,000	(6)	1.81	4/27/2020
(1)  Exercisable in full on October 25, 2011.
(2)  Exercisable as to 80% of such shares as of February 27, 2011 and as to the remainder on February 27, 2012.
(3)  Exercisable as to 80% of such shares as of July 30, 2011 and as to the remainder on July 30, 2012.
(4)  Exercisable as to 60% of such shares as of January 30, 2011, and as to additional increments of 20% on January 30, 2012 and 2013.
(5)  Exercisable as to 40% of such shares as of May 13, 2011, and as to additional increments of 20% on May 13, 2012, 2013 and 2014.
(6)  Exercisable as to 20% of such shares as of April 27, 2011, and as to additional increments of 20% on April 27, 2012, 2013, 2014 and 2015.
(7)  Exercisable as to 25% of such shares as of December 30, 2011, and as to additional increments of 25% on December 30, 2012, 2013 and 2014.

Option Exercises in Last Fiscal Year

None of the named executive officers exercised any stock options during 2010; accordingly, no value was realized by any of such individuals in connection with stock option exercises.

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

Director Compensation

Throughout 2010, the Company paid its non-employee directors a retainer of $3,000 per month, with an additional fee of $500 per month for service on a board committee ($1,000 for a committee chairman).  Non-employee directors also received per diem fees of $1,000 for attendance in person at meetings of the board of directors, or $500 for attendance by telephone. No per diem fees are paid for attendance at committee meetings.  Pursuant to the Company's policy that is applicable to all of its non-employee members, the Board on April 27, 2010, issued options with respect to 12,000 shares to each non-employee director.  All such options are exercisable at $1.81 per share, the exercise price being the closing price on the date of grant. The following table summarizes compensation received by the Company’s directors for the year 2010:

Name of Director	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Chris A. Adams	$ 63,000	$ 13,654	$ 76,654
Charles E. Bradley, Jr. (3)	0	0	0
Brian J. Rayhill	69,000	13,654	82,654
William B. Roberts	50,000	13,654	63,654
Gregory S. Washer	63,000	13,654	76,654
Daniel S. Wood	69,000	13,654	82,654

(1)           This column reports the amount of cash compensation earned in 2010 for Board and committee service.

(2)           This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2010 fiscal year for the fair value of stock options granted to the directors in 2010.  The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R.  The weighted average fair value per option was $1.14, based on assumptions of 2.0 years expected life, expected volatility of 125%, expected dividend yield of 0.0%, and a risk-free rate of 0.96%.  In addition to the stock option awards granted in 2010, our directors held at December 31, 2010 option awards granted in previous years. The total options held at December 31, 2010 represent the right to purchase shares as follows: Mr. Bradley, 1,441,666 shares; Mr. Adams, 82,000 shares; Mr. Rayhill, 137,000 shares; Mr. Roberts, 87,000 shares; Mr. Washer, 97,000 shares; and Mr. Wood, 127,000 shares.

(3)           Mr. Bradley's compensation as chief executive officer of the Company is described elsewhere in this report.  He received no additional compensation for service on the Company's Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the number and percentage of shares of our Common Stock (our only class of voting securities) owned beneficially as of April 27, 2011, by (i) each person known to us to own beneficially more than 5% of the outstanding Common Stock, (ii) each director or named executive officer, and (iii) all of our directors and executive officers, as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by such persons.  Except as otherwise noted, each person named in the table has a mailing address at 19500 Jamboree Road, Irvine, California 92612.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Charles E. Bradley, Jr.	2,625,606		13.8%
Chris A. Adams	96,000		*
Brian J. Rayhill	157,000		*
William B. Roberts	981,107		5.4%
Gregory S. Washer	179,550		1.0%
Daniel S. Wood	179,000		1.0%
Jeffrey P. Fritz	283,000		1.5%
Robert E. Riedl	334,812		1.8%
All directors and executive officers combined (13 persons)	6,153,758	(2)	29.2%
Levine Leichtman Capital Partners IV, L.P., 335 N. Maple Drive, Suite 240, Beverly Hills, CA 90210	4,001,895	(3)	19.98%
Citigroup Financial Products Inc., 388 Greenwich Street, New York, NY 10013	2,000,000	(4)	9.9%
Integrated Core Strategies (US) LLC, c/o Millennium Management LLC, 666 Fifth Ave., New York, NY 10103	1,459,718	(5)	8.1%
Fortress Investment Group LLC, 1345 Ave. of the Americas, New York, NY	1,158,087	(6)	6.0%

*           Less than 1.0%
(1)
Includes certain shares that may be acquired within 60 days after April 27, 2011 from the Company upon exercise of options, as follows:  Mr. Bradley, 891,000 shares; Mr. Adams, 82,000 shares; Mr. Rayhill, 137,000 shares; Mr. Roberts, 87,000 shares; Mr. Washer, 97,000 shares; Mr. Wood, 127,000 shares; Mr. Fritz, 273,000 shares; and Mr. Riedl, 328,000 shares.  The calculation of beneficial ownership also includes, in the case of the executive officers, an approximate number of shares each executive officer could be deemed to hold through contributions made to the Company's Employee 401(k) Plan (the "401(k) Plan").  The 401(k) Plan provides an option for all participating employees to purchase stock in the Company indirectly by buying units in a mutual fund.  Each "unit" in the mutual fund represents an interest in Company stock, cash and cash equivalents.

(2)	Includes 2,968,500 shares that may be acquired within 60 days after April 27, 2011, upon exercise of options.
(3)
Of which, 1,896,895 are shares that may be acquired upon exercise of presently-exercisable warrants. Based on a report on Schedule 13D/A filed by Levine Leichtman Capital Partners IV, L.P. and others on January 3, 2011.

(4)	All of which are shares that may be acquired upon exercise of presently-exercisable warrants. Based on a report on Schedule 13G/A filed by the named person and others on February 4, 2011.
(5)	Based on a report on Schedule 13G/A filed by the named person and others on February 9, 2011.
(6)	All of which are shares that may be acquired upon exercise of presently exercisable warrants. Based on a report on Schedule 13D filed by Fortress Investment Group LLC on October 2, 2009.

The table below presents information regarding securities authorized for issuance under equity compensation plans, including the CPS 2006 Long-Term Equity Incentive Plan, as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Plans approved by stockholders	6,873,899	$1.62	1,410,500
Plans not approved by stockholders	None	N/A	N/A
Total	6,873,899	$1.62	1,410,500

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Citigroup.  On July 10, 2008, the Company and its wholly owned subsidiary Folio Funding II, LLC, as borrower, agreed with Citigroup Financial Products Inc. (“CGFP”) to amend and restate the agreements governing a pre-existing revolving residual credit facility. CGFP is the note purchaser in and administrative agent of that credit facility.

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

With the amendments to this facility, the Company prepaid a portion of the outstanding notes, reducing the outstanding principal balance to $70 million, and the notes were re-designated as (i) a $10 million Class A-1 Term Note, and (ii) a $60 million Class A-2 Term Note. Approximately $4 million of the principal prepayment represented the agreed value of a warrant to purchase (for nominal consideration) 2,500,000 shares of Company common stock, which warrant was issued to an affiliate of CGFP, and was subsequently transferred to CGFP. Upon issuance of such warrant, CGFP became a person with beneficial ownership of greater than 5% of the Company’s common stock. The Class A-1 Term Note and Class A-2 Term Note provide for minimum required levels of amortization, and were due in June 2009. However, the Company also received an option, if certain conditions were met, to extend the maturity for an additional year to June 2010. The maturity was so extended in 2009. On May 27, 2010, the Company and CGFP agreed to further amendments, which (i) extended the maturity date from June 15, 2010 to May 26, 2011, and (ii) increased the interest rate by 2.00%, to a floating rate equal to 30 day LIBOR plus 12.875%. The Company also paid an extension fee of $400,000, and agreed to change the priority of distributions from the 2008-B Trust (described below), to create an additional priority return in favor of CGFP, in its capacity as one of the holders of the residual interest in the 2008-B Trust.

The maximum principal amount of such indebtedness to CGFP during 2010 was $56.9 million.  During 2010, the Company paid $17.5 million of principal and $6,124,782 of interest on the debt, and has since paid additional principal to reduce the amount outstanding to $34.8 million as of March 31, 2011.  Interest on such indebtedness accrued throughout 2010 at a floating rate computed as 30-day LIBOR plus 10.875% through May 27, 2010, and thereafter at 30-day LIBOR plus 12.875%.

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

On September 26, 2008, the Company sold approximately $198.7 million in adjusted principal amount of automobile purchase receivables to its wholly-owned subsidiary CALT SPE, LLC, which then transferred those receivables to Auto Loan Trust, a Delaware statutory trust (the “2008-B Trust”).  Those receivables are substantially all of the assets of the 2008-B Trust.  The purchase price was funded by the 2008-B Trust’s issuance and sale of structured notes.  An affiliate of CGFP purchased 95% of the notes, and the Company purchased the remaining 5%.  CGFP and the Company held the residual interests in the 2008-B Trust.

On September 27, 2010, the Company purchased from the 2008-B Trust the receivables that it had sold in the September 26, 2008 transaction, causing the outstanding notes issued by the 2008-B Trust to be repaid (in the aggregate principal amount of $62.4 million).  On the same date, the Company sold those purchased receivables to its wholly-owned subsidiary CPS Receivables Four LLC, which then transferred the receivables to CPS Auto Receivables Trust 2010-A, a Delaware statutory trust (the “2010-A Trust”).  Those receivables are substantially all of the assets of the 2010-A Trust.  The purchase price was funded by the 2010-A Trust’s issuance and sale of three classes of structured notes.

Levine Leichtman Capital Partners.  On June 30, 2008, the Company entered into a Securities Purchase Agreement and related agreements pursuant to which Levine Leichtman Capital Partners IV, L.P (“LLCP”) purchased a $10 million five-year note issued by the Company. The indebtedness to LLCP is secured by substantially all of the Company’s assets, though not by the assets of its special-purpose financing subsidiaries. Certain other subsidiaries (CPS Marketing, Inc., CPS Leasing, Inc., Mercury Finance Company LLC and TFC Enterprises LLC) have guaranteed the Company’s obligations to LLCP.

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

In connection with the Securities Purchase Agreement, the Company entered into an Investor Rights Agreement with LLCP that granted LLCP certain monitoring and other rights, including the right to cause an individual designated by LLCP to be nominated and elected to the Company’s board of directors.  In addition, the Investor Rights Agreement granted to LLCP rights of first refusal with respect to future issuances of equity securities by the Company and contains restrictions on the Company’s ability (and the ability of the Company’s subsidiaries) to issue equity securities.  Such restrictions made it necessary to seek the consent of LLCP with respect to the option exchange program approved by the Company’s shareholders in 2009.  LLCP consented to the transactions composing such option exchange program, provided that the antidilution terms of its FMV Warrant were modified upon completion of the option exchange program to provide for a decrease in the exercise price, but not an increase in the number of underlying shares, of the FMV Warrant.  The exercise price of the FMV Warrant was accordingly reduced, in December 2009, from $2.4672 per share to $1.44 per share.  Upon such adjustment, the Company recorded expense in an amount computed by reference to the fair value of the modified FMV Warrant.  That additional expense was $78,216.

Pursuant to the anti-dilution provisions of the LLCP warrants, other transactions have also resulted in adjustments to such warrants’ terms. Those other transactions are the Company’s July 10, 2009, transactions with CGFP, described above, its issuance of a stock purchase warrant in the Fortress Investment Group transaction, described below, and the Company’s subsequent issuance of another warrant in a financing transaction on March 26, 2010. The resulting adjustments are that the number of shares issuable upon exercise of the N Warrant is 285,781, and upon exercise of the FMV Warrant is 1,611,114.  The exercise price of the FMV Warrant has also been adjusted, to $1.39818 per share.

On November 13, 2009, the Company issued and sold a further $5 million note to LLCP, paying a closing fee of $250,000.  The indebtedness represented by the additional note was originally due May 31, 2010, and was successively extended until it was included in the December 23, 2010 transactions described below.

On December 23, 2010, the Company received an additional investment of $20 million from LLCP.  The new debt bears interest at 16% per annum, and is due December 31, 2013.  In addition, the maturity of the existing $30 million of indebtedness of the Company owed to LLCP was extended to December 31, 2013.  In these transactions, the Company issued to LLCP (i) amended and restated notes in the total principal amount of $52,750,000, of which $2,750,000 was a discount representing compensation to LLCP as note purchaser, $20 million represented the new investment, and $30 million represented the three notes previously issued and outstanding, (ii) 880,000 shares of common stock, and (iii) 1,870 shares of a newly-created series of preferred shares (the “Series B Preferred”).  The Company has agreed to seek shareholder approval to convert the shares of the Series B Preferred into 1,870,000 shares of common stock, which conversion will occur without further action upon such approval’s being obtained, but will not occur without such approval.

The maximum principal amount of indebtedness to LLCP during 2010 was $52,750,000.  During 2010, the Company paid no principal and $4,908,222 of interest on the debt.  As of March 31, 2011, the principal amount owed was $52,750,000.  Interest on such indebtedness accrues at a fixed rate of 16% per year.  The note issued in 2009 bore an interest rate of 15% per year from its November 13, 2009 issuance to its December 23, 2010 restatement.

On March 31, 2011, the Company issued and sold to LLCP a new “Term E” $5 million note due February 29, 2012.  The Company also agreed to purchase from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and to finance that purchase by issuing to LLCP a new “Term D” note in the amount of $3,000,000, to be due June 30, 2012.  Further, the Company obtained the commitment of LLCP to purchase a “Term F Note” from the Company in the amount of $5,000,000, to be due eleven months after issuance, following satisfaction not later than September 30, 2011 of certain conditions.  All such notes bear or are to bear interest at 14% per annum.   The Term D note was issued and sold, and the outstanding subordinated note purchased, on April 28, 2011.

Affiliates of LLCP have purchased other senior secured debt securities from the Company, and have held as much as 4.5 million shares of the Company's common stock, at various times prior to any of the transactions described above. No such debt securities issued to affiliates of LLCP had been outstanding since July 2007, and no such shares had been held by such affiliates of LLCP since December 2007. LLCP or its affiliates may in the future provide the Company with financial advisory or other services, for which it or they may receive compensation in such amounts and forms as may be determined by negotiation.

CPS Leasing. The Company holds 80% of the outstanding shares of the capital stock of CPS Leasing, Inc. ("CPSL").  The remaining 20% of CPSL is held by Charles E. Bradley, Jr., who is the chief executive officer and chairman of the board of directors of the Company.  CPSL engaged in the equipment leasing business, and is currently in the process of liquidation as its leases come to term.   The Company financed the operations of CPSL by making operating advances and by advancing to CPSL the fraction of the purchase prices of its leased equipment that CPSL did not borrow under its lines of credit.  The aggregate amount of advances made by the Company to CPSL as of December 31, 2010, is approximately $396,000.

Public Offering of Subordinated Notes. The Company has offered and sold its subordinated notes in a continuous public offering. Director William Roberts on December 3, 2007 purchased $4,000,000 of three-year notes directly from the Company in that offering.  The Company in 2010 paid interest of $600,000 on such notes, in accordance with their terms. The interest rate on such notes was 14.91% per annum, and the yield paid to the noteholder was computed by compounding that rate on a daily basis. The rate was determined by negotiation, and is consistent with rates then available to other purchasers in the offering.  Subsequent to the December 3, 2010 maturity of these notes, Mr. Roberts and the Company have agreed to a series of successive one-month extensions of such indebtedness, at the same interest rate.

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

The Company first incurred indebtedness under the Credit Agreement in the amount of $5,171,000 on September 30, 2009. The Company used the proceeds of that draw to repay outstanding indebtedness under its former warehouse credit facility, and for working capital. The maximum principal amount of indebtedness under the Credit Agreement during 2010 was $45.6 million.  During 2010, the Company paid $20.5 million of principal and $3,628,504 of interest on such debt.  As of March 31, 2011, the principal amount owed was $42.8 million.

The Company intends to incur additional indebtedness under the Credit Agreement from time to time as it purchases motor vehicle receivables from dealers.

Policy on Related Party Transactions and Director Independence. The agreements and transactions described above, other than those described  under the captions “Citigroup,” “Fortress Investment Group” and “Levine Leichtman Capital Partners,” were entered into by the Company with parties who personally benefited from such transactions and who had a control or fiduciary relationship with the Company.  It is the Company's policy that any such transactions with persons having a control or fiduciary relationship with the Company may take place only if approved by the Audit Committee or by the members of the Company's Board of Directors who are disinterested with respect to the transaction, and independent in accordance with the standards for director independence prescribed by Nasdaq.  Such policy is maintained in writing in the charter of the Audit Committee.  The agreements and transactions above were reviewed and approved by the members of the Company's Board of Directors who were disinterested with respect to the transaction, except that the subordinated notes transaction and the reduction in exercise price of the FMV Warrant were reviewed and approved by the Audit Committee.

The six directors of the Company are Charles E. Bradley, Jr., Chris A. Adams, Brian J. Rayhill, William B. Roberts, Gregory S. Washer, and Daniel S. Wood, of whom Messrs. Wood, Rayhill and Washer compose the Audit Committee. The Board of Directors has concluded that other than Mr. Bradley (who is the Company's chief executive officer), each of the other five directors is independent in accordance with the director independence standards prescribed by Nasdaq, and has determined that none of them has a material relationship with the Company that would impair his independence from management or otherwise compromise his ability to act as an independent director.

Item 14. Principal Accountant Fees and Services

Fees Paid to Auditors

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firms for the years ended December 31, 2010 and 2009.  Crowe Horwath LLP has served as the Company’s independent registered public accounting firm since February 6, 2009, and reported on the Company’s financial statements for the years ended December 31, 2010, 2009 and 2008.

Audit and Non-Audit Fees

	2010	2009
Audit Fees (1)	$665,000	$583,077
Audit-Related Fees (2)	127,000	120,000
Tax Fees (3)	103,577	90,000
All Other Fees	- -	- -
TOTAL	$895,577	$793,077

(1) Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2) Audit-related fees comprise fees for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) The 2010 and 2009 tax fees represent services rendered in connection with preparation of state and federal tax returns for the Company and its subsidiaries.

Audit Committee Supervision of Principal Accountant

The Audit Committee acts pursuant to a written charter adopted by the Board of Directors.  Pursuant to the charter, the Audit Committee pre-approves the audit and permitted non-audit fees to be paid to the independent auditor, and authorizes on behalf of the Company the payment of such fees, or refuses such authorization.  The Audit Committee has delegated to its chairman and its vice-chairman the authority to approve performance of services on an interim basis. In the fiscal years ended December 31, 2010 and December 31, 2009, all services for which audit fees or audit related fees were paid were preapproved by the Audit Committee as a whole, or pursuant to such delegated authority.

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

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
April 30, 2011	By:	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Sr. Vice President