Form 10-Q
period 2011-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2011-05-23
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011 the registrant had 18,119,810 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended March 31, 2011

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$9,227	$16,252
Restricted cash and equivalents	131,122	123,958

Finance receivables	518,565	565,621
Less: Allowance for finance credit losses	(11,599)	(13,168)
Finance receivables, net	506,966	552,453

Residual interest in securitizations	3,985	3,841
Furniture and equipment, net	999	1,143
Deferred financing costs	5,902	5,685
Deferred tax assets, net	15,000	15,000
Accrued interest receivable	5,278	6,165
Other assets	18,722	17,893
	$697,201	$742,390

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$23,155	$22,033
Warehouse lines of credit	81,027	45,564
Residual interest financing	34,824	39,440
Securitization trust debt	489,264	567,722
Senior secured debt, related party	50,144	44,873
Subordinated renewable notes	20,209	20,337
	698,623	739,969
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series B convertible preferred stock, $1 par value;
authorized 1,870 shares; 1,870 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	1,601	1,601
Common stock, no par value; authorized
75,000,000 shares; 18,119,810 and 18,122,810
shares issued and outstanding at March 31, 2011 and
December 31, 2010, respectively	60,215	59,852
Accumulated deficit	(57,884)	(53,678)
Accumulated other comprehensive loss	(5,354)	(5,354)
	(1,422)	2,421
	$697,201	$742,390

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Interest income	$28,584	$38,969
Servicing fees	1,415	2,387
Other income	2,396	3,232
	32,395	44,588

Expenses:
Employee costs	7,623	8,779
General and administrative	3,639	5,875
Interest	19,126	24,467
Provision for credit losses	3,692	11,716
Marketing	1,596	779
Occupancy	761	780
Depreciation and amortization	164	128
	36,601	52,524
Loss before income tax expense	(4,206)	(7,936)
Income tax expense	-	-
Net loss	$(4,206)	$(7,936)

Loss per share:
Basic	$(0.23)	$(0.44)
Diluted	(0.23)	(0.44)

Number of shares used in computing
loss per share:
Basic	18,122	17,837
Diluted	18,122	17,837

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(4,206)	(7,936)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of deferred acquisition fees	(1,999)	(1,278)
Amortization of discount on securitization notes	949	1,895
Amortization of discount on senior secured debt, related party	610	277
Depreciation and amortization	164	128
Amortization of deferred financing costs	1,109	1,198
Provision for credit losses	3,692	11,716
Stock-based compensation expense	371	338
Interest income on residual assets	(144)	(277)
Changes in assets and liabilities:
Accrued interest receivable	886	1,166
Other assets	925	9,195
Accounts payable and accrued expenses	1,123	4,120
Net cash provided by operating activities	3,480	20,542

Cash flows from investing activities:
Purchases of finance receivables held for investment	(50,036)	(17,410)
Proceeds received on finance receivables held for investment	93,830	108,236
Change in repo inventory	(1,754)	1,118
Decreases (Increases) in restricted cash and equivalents	(7,164)	1,594
Purchase of furniture and equipment	(20)	(51)
Net cash provided by investing activities	34,856	93,487

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	-	9,174
Proceeds from issuance of subordinated renewable notes	375	969
Proceeds from issuance of senior secured debt, related party	4,660	-
Payments on subordinated renewable notes	(503)	(408)
Net proceeds from (repayments to) warehouse lines of credit	35,462	12,647
Proceeds from (repayments of) residual interest financing debt	(4,616)	(4,020)
Repayment of securitization trust debt	(79,406)	(119,450)
Payment of financing costs	(1,325)	(1,000)
Repurchase of common stock	(8)	(1,586)
Net cash used in financing activities	(45,361)	(103,674)

Increase (decrease) in cash and cash equivalents	(7,025)	10,355

Cash and cash equivalents at beginning of period	16,252	12,433
Cash and cash equivalents at end of period	$9,227	$22,788

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$16,290	22,365
Income taxes	$-	(7,318)
Non-cash financing activities:
Warrants issued in connection with new term funding facility	$-	770

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Other Income

The following table presents the primary components of Other Income:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	March 31,	March 31,
	2011	2010
	(In thousands)
Sales tax refunds	$149	$1,259
Convenience fee revenue	714	900
Direct mail revenues	1,168	273
Recoveries on previously charged-off contracts	187	366
Other	178	434
Other income for the period	$2,396	$3,232

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718 “Accounting for Stock Based Compensation”.

For the three months ended March 31, 2011 and 2010, we recorded stock-based compensation costs in the amount of $371,000 and $338,000, respectively.  As of March 31, 2011, unrecognized stock-based compensation costs to be recognized over future periods equaled $2.5 million. This amount will be recognized as expense over a weighted-average period of 2.9 years.

The following represents stock option activity for the three months ended March 31, 2011:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,990	$1.61	N/A
Granted	-	-	N/A
Exercised	(3)	0.77	N/A
Forfeited	(297)	1.51	N/A
Options outstanding at the end of period	6,690	$1.61	5.65 years
Options exercisable at the end of period	4,574	$1.79	4.57 years

At March 31, 2011, the aggregate intrinsic value of options outstanding and exercisable was $477,000 and $148,000, respectively. There were 3,000 shares exercised for the three months ended March 31, 2011 compared to none for the comparable period in 2010.  There were 2.3 million shares available for future stock option grants under existing plans as of March 31, 2011.

Purchases of Company Stock

During the three-month periods ended March 31, 2011 and 2010, we purchased 6,000 and 400,857 shares, respectively, of our common stock, at average prices of $1.34 and $1.27, respectively.

New Accounting Pronouncements

In July 2010, the FASB issued FASB ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which required more information about credit quality. The ASU introduces the term “financing receivables”, which includes loans, trade accounts receivable, notes receivable, credit cards, leveraged leases, direct financing leases, and sales-type leases. The term does not include receivables measured at fair value or the lower of cost of fair value and debt securities among others. It also defines two levels of disaggregation for disclosure: portfolio segment and class of financing receivables. A portfolio segment is defined as the level at which an entity determines its allowance

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for credit losses. A class of financing receivable is defined as a group of finance receivables determined on the basis of their initial measurement attribute (i.e., amortized cost of purchased credit impaired), risk characteristics, and an entity’s method for monitoring and assessing credit risk. The ASU requires an entity to provide additional disclosures including, but not limited to, a rollforward schedule of the allowance for credit losses (with the ending allowance balance further disaggregated based on impairment methodology) and the related ending balance of the finance receivable presented by portfolio segment, and the aging of past due financing receivables at the end of the period, the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extend of troubled debt restructurings that occurred within the last year, that have defaulted in the current reporting period, and their impact on the allowance for credit losses, the nonaccrual status of financing receivables, and impaired financing receivables, presented by class. The extensive new disclosures of information as of the end of a reporting period became effective for both interim and annual reporting periods ending after December 15, 2010 for public companies. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures will be required for periods beginning after December 15, 2010 for public companies. We adopted this pronouncement as disclosed in Note 2.In January 2011, the FASB issued FASB ASU 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which deferred the effective date of the disclosure requirements for public entities about troubled debt restructurings in ASU 2010-20, to be concurrent with the effective date of the guidance for troubled debt restructuring which is currently anticipated to be effective for interim and annual periods after June 15, 2011. The Company does not anticipate the new guidance will have a material impact on the consolidated financial statements.

 In April 2011, the FASB issued FASB ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which is an accounting standard updated to amend previous guidance with respect to troubled debt restructurings.  This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for us in the quarterly period ending June 30, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

Recent Developments

Subsequent to the period covered by this report, on April 27, 2011 we completed our second  rated term securitization since April 2008. In this transaction, we issued $100.4 million of notes collateralized by $104.5 million of contracts purchased primarily in 2010 and 2011. A portion of the proceeds from the sale of these notes were used to repay $77.9 million of the outstanding balance on our warehouse credit facilities.  No gain or loss will be recognized as a result of the securitization.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994 and through March 31, 2011, we had completed 50 term securitizations of approximately $6.7 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two in 2008 and one in 2010. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Subsequent to the period covered by this report, on April 27, 2011 we completed our 51st term securitization of receivables.

Since the fourth quarter of 2007 and through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have gradually increased our contract purchases by utilizing one $50 million credit facility that we established in September 2009 and another $50 million term funding facility that we established in March 2010.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we increased our short-term funding capacity by $200 million with the establishment of a new $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011.  In addition,  as stated above, on April 27, 2011 we completed a securitization of $104.5 million of receivables purchased primarily in 2010 and 2011 and we expect to complete one or more additional term securitization transactions in 2011.  In spite of the improvements we have seen in the capital markets, if the trend of improvement in the markets for asset-backed securities should reverse, or if we should be unable to obtain additional contract financing facilities or to complete a term securitization of our recently originated receivables, we may curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

Rescission Liability

From May 2005 to July 2010, we conducted a continuous public offering of subordinated notes, pursuant to a registration statement that was declared effective by the SEC in May 2005. In July 2010, we learned that, pursuant to a rule of the SEC, we were no longer permitted to offer and sell our subordinated notes in reliance upon that registration statement. Consequently, certain investors who purchased or renewed such subordinated notes prior to the effectiveness of the new registration statement for such subordinated notes on December 13, 2010 may have a statutory right to rescind their purchase or renewal for a period of up to twelve months from the date of their purchase or renewal. As a result, we  may have rescission liability and could be required to repurchase some or all of such subordinated notes at the original sales price plus statutory interest, less the amount of any income received by the purchasers. As of March 31, 2011, there were approximately $5.3 million of such subordinated notes (excluding any subordinated notes subsequently repaid) purchased or renewed after March 31, 2010, but before December 13, 2010, for which we may have rescission liability.

Derivative Financial Instruments

   We do not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, from 2008 to 2010, we issued warrants to purchase the Company’s common stock in conjunction with various debt financing transactions. Certain of these warrants issued contain round down or reset features that are subject to classification as liabilities for financial statement purposes. These liabilities are measured at fair value with the changes in fair value at the end of each period reflected as current period income or loss. Accordingly, changes to the price per share of our common stock underlying these warrants with round down or price reset features directly impact the fair value computations for these derivative financial instruments. Thus, any increase in the price per share of our common stock also increases the related liability which would result in a

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

current period loss. Conversely, any decrease in the price per share of our common stock also decreases the related liability which would result in a current period gain. We utilize a Binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants. In computing the fair value of the warrants liabilities at the end of each period, we use significant judgments with respect to the risk free interest rate, the volatility of our stock prices, and estimated life of the warrants. The effects of these judgments, if proven incorrect could have a significant impact to our financial statements. The warrant liabilities are included in Accounts payable and accrued expenses on our consolidated balance sheets.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for seven of our 11 currently outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The remaining four transactions insured by this particular note insurer do not contain financial covenants.

For the remaining four securitizations insured by different parties we have been receiving waivers for certain financial and operating covenants on a monthly and/or quarterly basis as summarized below:

Financial covenant	Applicable Standard	Status Requiring Waiver (as of or for the quarter ended March 31, 2011)

Adjusted net worth (I)	$87.6 million	$(1.4) million
Leverage (I)	Between 0 and 4.5:1	(90.2):1
Adjusted net worth (II)	$95.3 million	$(1.4) million
Leverage (II)	Between 0 and 4.0:1	4.01:1
Adjusted net worth (III)	$35.0 million	$32.0 million

The adjusted net worth covenants are covenants to maintain minimum levels of adjusted net worth, defined as our consolidated book value under GAAP with the exclusion of intangible assets such as goodwill. There are three separate adjusted net worth covenants because there are two separate note insurers and the lender in our residual interest finance facility that have this covenant in their related securitization agreements. There are two seperate leverage covenants because a note insurer and the lender in our residual interest financing facility have this covenant. The leverage covenant requires that we not exceed the specified ratio of debt over the defined adjusted net worth. Debt is defined in this covenant to mean consolidated liabilities less warehouse lines of credit and securitization trust debt; using this definition at March 31, 2011, we had debt of $128.3 million.

  Without the waivers we have received from the related note insurers, we would have been in violation of covenants relating to minimum net worth and maximum leverage levels with respect to four of our 11 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. To the extent that principal payments on the subordinated notes are delayed, we will incur greater interest expense on the subordinated notes than we would have without the required increase to the related spread accounts.  As of the date of this report, cash is being diverted to the related spread accounts in six transactions.  In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although our termination as servicer has been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $289.7 million of the $489.3 million of securitization trust debt outstanding at March 31, 2011. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

Correction of Immaterial Error — We revised our consolidated financial statements for the years ended December 31, 2009 and 2010, including the quarters therein, due to corrections of immaterial prior years’ errors identified in the current year. We understated derivative liabilities and mis-stated interest expense for 2009 and 2010 primarily related to the accounting treatment of derivative liabilities associated with certain warrants we issued in conjunction with various debt financing transactions.  The result of the correction included an increase of previously reported net income by $649,000 for the year ended December 31, 2010 and a decrease of previously reported net

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
income of $2.1 million for the three months ended March 31, 2010. Basic and diluted earnings per common share increased by $0.04 per share from previously reported amounts as of the December 31, 2010 and decreased by $0.11 per share for the three months ended March 31, 2010.  Net share holders’ equity decreased by $4.9 million and $2.1 million, respectively compared to the amounts previously reported as of March 31, 2010 and December 31, 2010.

 (2) Finance Receivables

Our portfolio of finance receivables consists of small-balance homogeneous contracts comprising a single segment and class that is collectively evaluated for impairment on a portfolio basis according to delinquency status. We report delinquency on a contractual basis. Once a Contract becomes greater than 90 days delinquent, we do not recognize additional interest income until the obligor under the Contract makes sufficient payments to be less than 90 days delinquent. Any payments received on a Contract that is greater than 90 days delinquent are first applied to accrued interest and then to principal reduction.

The following table presents the components of Finance Receivables, net of unearned interest:

	March 31,	December 31,
	2011	2010
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$531,281	$576,090
Less: Unearned acquisition fees and originations costs	(12,716)	(10,469)
Finance Receivables	$518,565	$565,621

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included.  The following table summarizes the delinquency status of finance receivables as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(In thousands)
Deliquency Status
Current	$513,735	$541,375
31 - 60 days	7,116	16,784
61 - 90 days	5,062	9,453
91 + days	5,368	8,478
	$531,281	$576,090

Finance receivables totaling $5.5 million and $13.3 million at March 31, 2011 and December 31, 2010, respectively, have been placed on non-accrual status as a result of their delinquency status.

The following table presents a summary of the activity for the allowance for credit losses for the three-month periods ended March 31, 2011 and 2010:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	March 31,	March 31,
	2011	2010
	(In thousands)

Balance at beginning of period	$13,168	$38,274
Provision for credit losses on finance receivables	3,692	11,716
Charge offs	(9,902)	(26,082)
Recoveries	4,641	7,612
Balance at end of period	$11,599	$31,520

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses:

	March 31,	December 31,
	2011	2010
	(In thousands)
Gross balance of repossessions in inventory	$15,053	$21,046
Allowance for losses on repossessed inventory	(8,531)	(16,278)
Net repossessed inventory included in other assets	$6,522	$4,768

(3) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2011	Principal	2011	2010	2011
	(Dollars in thousands)
CPS 2005-C	March 2012	$-	$183,300	$-	$5,481	-
CPS 2005-D	July 2012	3,959	145,000	4,367	6,573	5.69%
CPS 2006-A	November 2012	10,959	245,000	11,955	16,765	5.33%
CPS 2006-B	January 2013	17,719	257,500	24,164	29,196	7.15%
CPS 2006-C	June 2013	22,374	247,500	29,997	35,499	6.44%
CPS 2006-D	August 2013	27,992	220,000	31,894	38,493	5.97%
CPS 2007-A	November 2013	46,840	290,000	55,420	64,166	6.05%
CPS 2007-TFC	December 2013	11,609	113,293	14,180	17,029	6.20%
CPS 2007-B	January 2014	62,278	314,999	75,362	86,355	6.61%
CPS 2007-C	May 2014	76,518	327,499	88,013	100,107	6.69%
CPS 2008-A	October 2014	91,098	310,359	114,377	125,593	7.95%
Delayed Draw Notes	July 2017	52,217	9,174	39,535	42,465	11.00%

		$423,563	$2,663,624	$489,264	$567,722
_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $203.9  million in 2011, $192.6 million in 2012, $61.8 million in 2013, $16.3 million in 2014 and $14.6 million in 2015.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $203.9  million in 2011, $192.6 million in 2012, $61.8 million in 2013, $16.3 million in 2014 and $14.6 million in 2015.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $330.9 million, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

The terms of the various securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels and maximum financial losses.  In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility.  We have received waivers regarding the potential breach of certain such covenants relating to minimum net worth and  maximum leverage levels.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of March 31, 2011, restricted cash under the various agreements totaled approximately $131.1 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Interest Income

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2011	2010
		(In thousands)

Interest on Finance Receivables	$28,164	$38,330
Residual interest income	195	383
Other interest income	225	256
Interest income	$28,584	$38,969

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Earnings (Loss) Per Share

Earnings (loss) per share for the three-month periods ended March 31, 2011 and 2010 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Weighted average number of common shares outstanding during
the period used to compute basic earnings (loss) per share	18,122	17,837
Incremental common shares attributable to exercise of
outstanding options and warrants	-	-
Weighted average number of common shares used to compute
diluted earnings (loss) per share	18,122	17,837

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings (loss) per share calculation for the three-month periods ended March 31, 2011 and 2010 would have included an additional 3.3 million and 3.4 million shares, respectively, attributable to the exercise of outstanding options and warrants.

(6) Income Taxes

We file numerous consolidated and separate income tax returns with the United States and with many states. With few exceptions, we are no longer subject to United States federal income tax examinations for years before 2006 and are no longer subject to state and local income tax examinations by tax authorities for years before 2003.

We have subsidiaries in various states that are currently under audit for years ranging from 2003 through 2006. To date, no material adjustments have been proposed as a result of these audits.

We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next twelve months.

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely. Our net deferred tax asset of $15.0 million as of March 31, 2011 is net of a valuation allowance of $57.9 million.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit will not be realized. The expense to create the valuation allowance is recorded as additional income tax expense in the period the valuation allowance is established. During the first three months of 2011, we increased our valuation allowance by $1.3 million.

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

The reader should consider that any adverse judgment against us in this case for indemnification, in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial position.  There can be no assurance as to the ultimate outcome of this matter.

On April 6, 2011, that adversary action was dismissed, pursuant to an agreement between us and the representative of creditors in the Stanwich bankruptcy.  Under that agreement, CPS has paid the bankruptcy estate $800,000 and abandoned its claims against the estate, and the estate has abandoned its adversary action against Mr. Pardee.  We believe that this resolution of the adversary action will result in (i) limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred and (ii) stays in Rhode Island being lifted, causing those cases to become active again.  The entire payment in this matter was included in our legal contingency liability as of December 31, 2010.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have recorded a liability as of March 31, 2011 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

(8) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger.  We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-
Interest Cost	228	241
Expected return on assets	(237)	(222)
Amortization of transition (asset)/obligation	-	-
Amortization of net (gain) / loss	112	127
Net periodic cost (benefit)	$103	$146

We contributed $112,000 to the Plan during the three-month period ended March 31, 2011 and we anticipate making contributions in the amount of $410,000 for the remainder of 2011.

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

Certain warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contain features that make them subject to derivative accounting. We valued these warrants using a Binomial valuation model using a weighted average volatility assumption of 41%, weighted average term of 8 years and a risk free rate of 3.3%. We estimated the value of these warrants to be $1.5 million which is classified as a liability in the Company’s Balance Sheet as of March 31, 2011.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained were sold in September 2010 in the re-securitization transaction described in Note 1. In the same transaction, the residual interest was reduced by $1.5 million.  The residual interest in such securitization is $4.0 million as of March 31, 2011 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 20% per annum and a cumulative net loss rate of 13%. The assumptions we use are based on historical performance

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of automobile contracts we have originated and serviced in the past, adjusted for current market conditions. No gain or loss was recorded as a result of the re-securitization transaction described above.

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using Level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2011, the finance receivables related to the repossessed vehicles in inventory totaled $15.0 million. We have applied a valuation adjustment of $8.5 million, resulting in an estimated fair value and carrying amount of $6.5 million.

We have no Level 3 assets that are measured at fair value on a nonrecurring basis.  The table below presents a reconciliation for Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	2011	2010
	(in thousands)
Residual Interest in Securitizations:
Balance at January 1	$3,841	$4,316
Transfers into Level 3	-	-
Included in earnings	144	277

Balance at March 31	$3,985	$4,593

Warrant Derivative Liability:
Balance at January 1	$1,639	$1,544
Transfers into Level 3	-	400
Included in earnings	(104)	2,174
Balance at March 31	$1,535	$4,118

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of March 31, 2011 and December 31, 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
Financial Instrument	Value	Value	Value	Value
	(In thousands)
Cash and cash equivalents	$9,227	$9,227	$16,252	$16,252
Restricted cash and equivalents	131,122	131,122	123,958	123,958
Finance receivables, net	506,966	464,485	552,453	538,484
Residual interest in securitizations	3,985	3,985	3,841	3,841
Accrued interest receivable	5,278	5,278	6,165	6,165
Warrant derivative liability	1,535	1,535	1,639	1,639
Warehouse lines of credit	81,027	81,027	45,564	45,564
Accrued interest payable	4,779	4,779	3,897	3,897
Residual interest financing	34,824	34,824	39,440	39,440
Securitization trust debt	489,264	497,156	567,722	593,041
Senior secured debt	50,144	50,144	44,873	44,873
Subordinated renewable notes	20,209	20,209	20,337	20,337

Cash, Cash Equivalents and Restricted Cash

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2011, we have purchased a total of approximately $8.8 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions we made in 2002, 2003 and 2004.  Since January 2008, our managed portfolio has been decreasing.  From January 2008 through September 2009 our strategy was to reduce contract purchases to conserve our liquidity in response to adverse economic conditions as discussed further below.  Since October 2009, we have been gradually increasing our new contract purchases with funding from four contract financing facilities established in September 2009, March 2010, December 2010 and February 2011 as further described below.   Our total managed portfolio was approximately $679.7 million at March 31, 2011 compared to $1,044.1 million at March 31, 2010.

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

Since the third quarter of 2003 through March 31, 2011, we have conducted 25 term securitizations. Of these 25, 19 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. Three of the 19 securitizations included contracts from either our acquired portfolios, our subsidiary TFC that served vehicle purchasers enlisted in the U.S. Armed Forces, or contracts that we repurchased from prior securitizations.  In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. In September 2010, we completed a securitization (2010-A) where the underlying receivables were originally securitized in our September 2008 securitization.  The 2010-A bonds were issued at a lower weighted average coupon than the original 2008 securitization and the proceeds were used to retire the bonds of the original September 2008 securitization.  Since July 2003 all of our securitizations have been structured as secured financings, except our September 2008 and September 2010 securitizations.  Each of those transactions were in substance a sale of the underlying receivables and are treated as sales for financial accounting purposes.  Subsequent to the period covered by this report, on April 27, 2011 we completed our second rated term securitization since April 2008.

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994 through March 31, 2011, we have completed 50 term securitizations of approximately $6.7 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two 2008 and one in 2010. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our most recent securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes.  Subsequent to the period covered by this report, on April 27, 2011 we completed our 51st term securitization .

Since the fourth quarter of 2007 and through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have gradually increased our contract purchases by utilizing one $50 million credit facility that we established in September 2009 and another $50 million term funding facility that we established in March 2010.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we increased our short-term funding capacity by $200 million with the establishment of a new $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011.  In addition,  as stated above, on April 27, 2011 we completed a securitization of $104.5 million of receivables purchased primarily in 2010 and 2011 and we expect to complete one or more additional term securitization transactions in 2011.  In spite of the improvements we have seen in the capital markets, if the trend of improvement in the markets for asset-backed securities should reverse, or if we should be unable to obtain additional contract financing facilities or to complete a term securitization of our recently originated receivables, we may curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for seven of our 11 currently outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The remaining four transactions insured by this particular note insurer do not contain financial covenants.

For the remaining four securitizations insured by different parties we have been receiving waivers for certain financial and operating covenants on a monthly and/or quarterly basis as summarized below:

Financial covenant	Applicable Standard	Status Requiring Waiver (as of or for the quarter ended March 31, 2011)

Adjusted net worth (I)	$87.6 million	$(1.4) million
Leverage (I)	Between 0 and 4.5:1	(90.2) : 1
Adjusted net worth (II)	$95.3 million	$(1.4) million
Leverage (II)	Between 0 and 4.0:1	4.01:1
Adjusted net worth (III)	$35.0 million	$32.0 million

The adjusted net worth covenants are covenants to maintain minimum levels of adjusted net worth, defined as our consolidated book value under GAAP with the exclusion of intangible assets such as goodwill. There are three separate adjusted net worth covenants because there are two separate note insurers and the lender in our residual interest financing facility that have this covenant in their related securitization agreements. There are two separate leverage covenants because a note insurer and the lender in our residual interest financing facility have this covenant. The leverage covenant requires that we not exceed the specified ratio of debt over the defined adjusted net worth. Debt is defined in this covenant to mean consolidated liabilities less warehouse lines of credit and securitization trust debt; using this definition at March 31, 2011, we had debt of $128.3 million.

  Without the waivers we have received from the related note insurers, we would have been in violation of covenants relating to minimum net worth and maximum leverage levels with respect to four of our 11 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. To the extent that principal payments on subordinated notes are delayed, we will incur greater interest expense on the subordinated notes than we would have without the required increase to the related spread accounts.   As of the date of this report, cash is being diverted to the related spread accounts in six transactions.  In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although our termination as servicer has been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $289.7 million of the $489.3 million of securitization trust debt outstanding at March 31, 2011. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2011 with the three months ended March 31, 2010

Revenues.  During the three months ended March 31, 2011, revenues were $32.4 million, a decrease of $12.2 million, or 27.3%, from the prior year revenue of $44.6 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended March 31, 2011 decreased $10.4 million, or 26.6%, to $28.6 million from $39.0 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $1.4 million in the three months ended March 31, 2011 decreased $972,000, or 40.7%, from $2.4 million in the prior year.  The decrease in servicing fees is due to the amortization of the two portfolios on which we earn base servicing fees.  We earned base servicing fees on our September 2010 term securitization transaction (a re-securitization of the remaining receivables from the September 2008 securitization and is treated as a sale for financial accounting purposes) and on  a portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.  As of March 31, 2011 and 2010, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	March 31, 2011		March 31, 2010
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$546.3	80.4%	$805.2	77.1%
Owned by Non-Consolidated Subsidiaries	71.6	10.5%	120.7	11.6%
Third Party Portfolio	61.8	9.1%	118.2	11.3%
Total	$679.7	100.0%	$1,044.1	100.0%

At March 31, 2011, we were generating income and fees on a managed portfolio with an outstanding principal balance of $679.7 million (this amount includes $71.6 million of automobile contracts on which we earn servicing fees and a residual interest and also includes another $61.8 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $1,044.1 million as of March 31, 2010. At March 31, 2011 and 2010, the managed portfolio composition was as follows:

	March 31, 2011		March 31, 2010
	Amount	%	Amount	%

Originating Entity	($ in millions)
CPS	$611.6	90.0%	$907.1	86.9%
TFC	6.3	0.9%	18.9	1.8%
Third Party Portfolio	61.8	9.1%	118.1	11.3%

Total	$679.7	100.0%	$1,044.1	100.0%

Other income decreased by $836,000, or 25.9%, to $2.4 million in the three months ended March 31, 2011 from $3.2 million during the prior year.  Other income consists primarily of sales tax refunds, convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for lead generation and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.

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

Total operating expenses were $36.6 million for the three months ended March 31, 2011, compared to $52.5 million for the prior year, a decrease of $15.9 million, or 30.3%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it.

Employee costs decreased by $1.2 million, or 13.2%, to $7.6 million during the three months ended March 31, 2011, representing 20.8% of total operating expenses, from $8.8 million for the prior year, or 16.8% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new contract purchases.  At March 31, 2011 we had 435 employees compared to 519 employees at March 31, 2010.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $3.6 million, a decrease of 38.1%, compared to the previous year and represented 9.9% of total operating expenses.

Interest expense for the three months ended March 31, 2011 decreased $5.4 million, or 22.0%, to $19.1 million, compared to $24.5 million in the previous year. The decrease is primarily the result of the decline in our portfolio owned by consolidated subsidiaries and a decrease in the value of outstanding warrants. Interest on securitization trust debt decreased by $5.5 million in the three months ended March 31, 2011 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $ 1.1 million.  The increase is due primarily to our issuance in December 2010 of $27.8 million in new senior secured debt.  Interest expense on residual interest financing decreased $353,000 in the three months ended March 31, 2011 compared to the prior year as a result of continued principal amortization.  Interest expense on warehouse debt increased by $1.7 million for the three months ended March 31, 2011 compared to the prior year as a result of our increased contract purchases in 2010 and during the first quarter of 2011.  As of March 31, 2011, we had outstanding warehouse debt balances of $81.0 million compared to $17.6 million at March 31, 2010. The interest expense related to the value of outstanding warrants resulted in a $2.3 million decrease to interest expense for the current period compared to the same period in the prior year.

Provision for credit losses was $3.7 million for the three months ended March 31, 2011, a decrease of $8.0 million, or 68.5% compared to the prior year and represented 10.1% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable credit losses that can be reasonably estimated.  The decrease in provision expense is the result of the decrease in the size and the increase in the average age of the portfolio owned by our consolidated subsidiaries. Although losses and provision expense have decreased in the current period compared to the prior year, the annualized net charge offs as a percentage of the average servicing portfolio have remained fairly constant due to the decreasing size of the portfolio.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of training programs, lead sales, and direct mail products that we offer our dealers.  Marketing expenses increased by $816,000, or 104.5%, to $1.6 million, compared to $779,000 in the previous year, and represented 4.4% of total operating expenses.  As a result of our additional credit facilities compared to the prior year, we were able to purchase 3,296 contracts representing $50.0 million in principal balances in the current period compared to 1,186 contracts representing $17.4 in principal balances in the prior year.

Occupancy expenses decreased by $19,000 or 2.4%, to $761,000 compared to $780,000 in the previous year and represented 2.1% of total operating expenses.

Depreciation and amortization expenses increased by $36,000 or 28.1%, to $164,000 compared to $128,000 in the previous year and represented 0.4% of total operating expenses.

For the three months ended March 31, 2011, we recorded no net tax benefit and added $1.3 million to the valuation allowance for our deferred tax assets.  As of March 31, 2011, our net deferred tax asset of $15.0 million is net of a valuation allowance of $57.9 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. The table below documents the delinquency, repossession and net credit loss experience of all automobile contracts that we were servicing as of the respective dates shown. Credit experience for CPS and TFC program receivables and receivables acquired in acquisitions is shown on a combined basis in the table below. The table does not include the experience of third-party servicing portfolios.  While the broad economic weakness and increasing unemployment over the last several years has resulted in higher delinquencies and net charge-offs, the increase in the percentage levels for 2011 and 2010 from previous years is also partially attributable to the decrease in the size and the increase in the average age of our managed portfolio.

Delinquency Experience (1)
CPS, TFC and Acquired Portfolios

	March 31, 2011		March 31, 2010		December 31, 2010
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	78,222	$618,006	102,368	$926,115	84,601	$681,157
Period of delinquency (2)
31-60 days	1,332	8,023	1,346	11,034	2,856	19,168
61-90 days	815	5,395	853	7,248	1,537	10,872
91+ days	804	5,593	758	5,915	1,233	9,067
Total delinquencies (2)	2,951	19,011	2,957	24,197	5,626	39,107
Amount in repossession (3)	2,829	16,932	3,523	30,842	3,263	23,290
Total delinquencies and amount in repossession (2)	5,780	$35,943	6,480	$55,039	8,889	$62,397

Delinquencies as a percentage of gross servicing portfolio	3.8%	3.1%	2.9%	2.6%	6.7%	5.7%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	7.4%	5.8%	6.3%	5.9%	10.5%	9.2%

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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1)
CPS,  TFC and Acquired Portfolios

	March 31,	March 31,	December 31,
	2011	2010	2010
	(Dollars in thousands)
Average servicing portfolio outstanding	$637,819	969,812	$827,176
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	$9.3%	12.2%	9.0%
_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   March 31, 2011 and March 31, 2010 percentage represents three months ended March 31, 2011 and March 31, 2010 annualized. December 31, 2010 represents 12 months ended December 31, 2010.

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

   Net cash provided by operating activities for the three-month period ended March 31, 2011 was $3.5 million compared to net cash provided by operating activities for the three-month period ended March 31, 2010 of $20.5 million.

   Net cash provided by investing activities for the three-month period ended March 31, 2011 was $34.9 million compared to net cash provided by investing activities of $93.5 million in the prior year period.  Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment.  Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $50.0 million and $17.4 million during the first three months of 2011 and 2010, respectively.  The significant increase in contract purchases in 2011 compared to 2010 led to the decrease in net cash provided by investing activities in 2011 compared to the prior period.

   Net cash used by financing activities for the three months ended March 31, 2011 was $45.4 million compared to net cash used by financing activities of $103.7 million in the prior year period. Cash used by financing activities is generally related to the repayment of securitization trust debt, reduced by the amount of all new issuances of securitization trust debt.  We repaid $79.4 million in securitization trust debt in the three months ended March 31, 2011 compared to $119.5 million in the prior year period.  In addition, our increased volume of contract purchases in 2011 resulted in borrowings on our warehouse credit facilities of $35.5 million in 2011 compared to $12.6 million of such borrowings in the prior year period.

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

On September 25, 2009 we established a $50 million secured revolving credit facility with Fortress Credit Corp., which will mature on September 25, 2011.  The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Four Funding LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum.  At March 31, 2011, $42.8 million was outstanding under this facility.  As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant).  Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of such warrant from $1.44 per share to $1.40702 per share and increasing the number of shares available for purchase to 1,600,991.

In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Six Funding, LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum.  At March 31, 2011, $31.7 million was outstanding under this facility.

On February 24, 2011, we entered into an additional $100 million two-year warehouse credit line with UBS Real Estate Securities, Inc.  The facility revolves during the first year and amortizes during the second year.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC.  The facility provides for advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at one-month LIBOR plus 6.00% per annum.   At March 31, 2011, $6.5 million was outstanding under this facility.

In March 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.  Under the term funding facility, the note purchasers agreed to purchase up to $50 million in asset-backed notes through December 31, 2010, subject to collateral eligibility and other terms and conditions, through the end of 2010. Amounts outstanding bear interest at a fixed rate of 11.00%, which may be decreased to 9.00% should the notes receive investment grade ratings from at least two of the following three credit rating agencies:  Moody's, Standard & Poor's, or Fitch. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017.  In connection with the establishment of this term funding facility, we paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant).  Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants.  The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase was increased to 1,611,114.  The second affected warrant related to 283,985 shares, which was increased to 285,781 shares.  As of March 31, 2011, there was $39.5 million outstanding under the facility and no additional advances are expected to be made.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the July 2008 amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) a 10-year warrant to purchase 2,500,000 common shares at a nominal exercise price, valued at

$4,071,429, and (ii) cash of $12,765,244.  In May 2010, we extended the maturity date of the facility from June 2010 to May 2011.  As of March 31, 2011 the aggregate indebtedness under this facility was $34.8 million.

On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners (“LLCP”) purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share.  Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share.  In November 2009 we entered into an additional agreement with LLCP in which it purchased an additional $5 million note.  This note accrued interest at 15.0% and was repaid in December 2010 at which time LLCP purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding.  The $27.8 million note accrues interest at 16.0% and matures in December 2013.  Concurrently with the issuance of this note, the maturity dates of the $10 million and $15 million notes were amended to December 2013 and we issued LLCP 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock.  Each share of the Series B convertible preferred stock may become exchangeable for 1,000 shares of our common stock, upon shareholder approval of such exchange, but not without shareholder approval.  At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively.    On March 31, 2011, we sold an additional $5 million note due February 29, 2012 to LLCP. We also agreed to purchase from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and to finance that purchase by issuing to LLCP a new $3 million note  due June 30, 2012. In addition, LLCP committed to purchase an incremental $5 million note from us, due 11 months after issuance, following satisfaction of certain conditions not later than September 30, 2011. All such notes bear interest at 14% per annum.

The Fortress warrants, Page Five warrants, FMV warrants and the N Warrants all contain features that make them subject to derivative accounting. We valued these warrants using a Binomial valuation model as of each quarter-end date. At March 31, 2011 and December 31, 2010 the value of the warrants was $1.5 million and $1.6 million, respectively. During the periods ended March 31, 2011 and 2010, there was $104,000 decrease and a $2.2 million increase, respectively that was included in interest expense for the period related to the change in the fair value of liability warrants during the quarter.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of March 31, 2011, we had unrestricted cash of $9.2 million.  We had $7.2 million of credit availability under our Fortress facility, $68.3 million under the Goldman facility and $93.5 million under the UBS facility (in all facilities advances are subject to our having purchased available eligible collateral).  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective insurance companies upon defined events of default, and, in some cases, at the will of the insurance company.  We have received waivers regarding the potential breach of certain such covenants relating to minimum net worth, and maximum leverage.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of our outstanding securitization pools.  Although such rights have been waived, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements, such a termination could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the terminated agreements. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

The agreements for our residual interest financing, revolving credit facility and term funding facility include financial covenants which, if breached, would be an event of default.  We have entered into an amendment that avoided the potential breach of a minimum net worth covenant on the residual interest finanancing.  Without such amendment, the lender could have, among other things, sold the pledged residual interests to satisfy the debt.

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

Moreover, the weighted average effective coupons of our September 2010 and April 2011 term securitization transactions were 3.21% and 3.61%, respectively, and did not include financial guaranty policies.  These transactions demonstrate our ability to access the lower cost of funds available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete one or more additional term securitizations in 2011.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to prior years. For the years ended December 31, 2010, 2009 and 2008, the average acquisition fee we charged per automobile contract purchased under our CPS programs was $1,382, $1,508 and $592, respectively, or 9.2%, 11.7%, and 3.9%, respectively, of the amount financed.  Similarly, the weighted average annual percentage rate of interest payable by our customers on newly purchased contracts has increased significantly: to 20.05% for 2010 from 19.9%, and 18.5% in 2009 and 2008, respectively. There can be no assurance that such favorable competitive conditions will persist

We have and will continue to have a substantial amount of indebtedness. At March 31, 2011, we had approximately $675.5 million of debt outstanding. Such debt consisted primarily of $489.3 million of securitization trust debt, and also included $81.0 million of warehouse line of credit debt, $34.8 million of residual interest financing, $50.1 million of senior secured related party debt and $20.2 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.  The residual interest financing facility matures in May 2011 and we are in discussions with the lender regarding the extension or restructuring of the facility, as to which there can be no assurance.

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

Critical Accounting Policies

We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Amortization of Deferred Originations Costs and Acquisition Fees, and (c) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. Our allowance as a percentage of finance receivables has decreased in recent years due primarily to the continued seasoning of our portfolio.  Our historical static loss data shows that, in general, incremental monthly losses increase through approximately the 28th month of the life of a static portfolio, after which such monthly incremental losses tend to decrease.  As of March 31, 2011 the weighted average age of our portfolio of finance receivables was 36 months.  In addition, for receivables originated beginning with the third quarter of 2008, we have found the early credit performance of those static portfolios to be significantly better than earlier portfolios at similar vintage time frames.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $15.0 million is more likely than not based on available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. Our net deferred tax asset of $15.0 million is net of a valuation allowance of $57.9 million and consists of approximately $11.5 million of net U.S. federal deferred tax assets and $3.5 million of net state deferred tax assets.  The major components of the deferred tax asset are $67.0 million in net operating loss carryforwards and built in losses and $11.5 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $37.5 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

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

Based upon the tax planning opportunities and other factors discussed below, we have concluded that the U.S. and state net operating loss carryforward periods provide enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating loss that would be created by the reversal of the future net deductions which have not yet been taken on a tax return. Although our core business has produced strong earnings in the past, even with intermittent loss periods resulting from economic cycles not unlike, although not as severe as, the current economic downturn we have not used expected future taxable income in our evaluation of the value of our net deferred tax asset.  We have already taken steps to reduce our cost structure and have adjusted the contract interest rates and purchase prices applicable to our purchases of automobile contracts from dealers. We have been able to increase our acquisition fees and reduce our purchase prices because of lessened competition for our services. Our estimates of taxable income that may be derived from the implementation of our tax planning strategies is a forward-looking statement, and there can be no assurance that our estimates of such taxable income will be correct. Factors discussed under "Risk Factors," and in particular under the subheading "Risk Factors -- Forward-Looking Statements" may affect whether such projections prove to be correct.

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

Item 4. Controls and Procedures

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of such disclosure controls and procedures. Based upon that evaluation, the principal executive officer (Charles E. Bradley, Jr.) and the principal financial officer (Jeffrey P. Fritz) concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, material information relating to us that is required to be included in our reports filed under the Securities Exchange Act of 1934. We have made certain changes in our internal controls over financial reporting during our most recently completed fiscal quarter pertaining to the estimate of our valuation allowance for deferred tax assets.  No other changes were made that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2011 and December 31, 2010, we had approximately $675.5 million and $717.9 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2010, primarily of $567.7 million of securitization trust debt, and also included $45.6 million of warehouse indebtedness, $39.4 million of residual interest financing, $44.9 million of senior secured debt and $20.3 million owed under a subordinated notes program. At March 31, 2011, such debt consisted primarily of $489.3 million of securitization trust debt, and also included $81.0 million of warehouse indebtedness, $34.8 million of residual interest financing, $50.1 million of senior secured debt, and $20.2 million owed under a subordinated notes program. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Our profitability is largely determined by the difference, or "spread," between (i) the interest rates payable under our warehouse credit facilities and on the asset-backed securities issued in our securitizations, or payable in any alternate permanent financing transactions, and (ii) the effective interest rate received by us on the automobile contracts that we acquire. Disruptions in the market for asset-backed securities in the years 2008, 2009 and 2010 resulted in our paying higher interest rates than had historically been required of us.  While such disruptions appear to have eased, there can be no assurance that the interest rates that we will be required to pay in the future will not increase.

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

To mitigate, but not eliminate, the short-term risk relating to interest rates payable by us under the warehouse facilities, we have generally held automobile contracts in the warehouse credit facilities for less than four months. The disruptions in the market for asset-backed securities issued in securitizations have caused us to lengthen that period, which has reduced the effectiveness of this mitigation strategy. To mitigate, but not eliminate, the long-term risk relating to interest rates payable by us in securitizations, we have in the past, and we may in the future, structure some of our securitization transactions to include pre-funding structures, whereby the amount of securities issued exceeds the amount of contracts initially sold into the securitization. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts into the securitization in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we effectively lock in our borrowing costs with respect to the contracts we subsequently sell into the securitization. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the securities issued in the securitization. The amount of such expense may vary. Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows.

We May Have Rescission Liability in Connection with Offers and Sales of Our Renewable Unsecured Subordinated Notes to Certain Purchasers

From May 2005 to July 2010, we conducted a continuous public offering of subordinated notes, pursuant to a registration statement that was declared effective by the SEC in May 2005. In July 2010, we learned that, pursuant to a rule of the SEC, we were no longer permitted to offer and sell our subordinated notes in reliance upon that registration statement. Consequently, certain investors who purchased or renewed such subordinated notes prior to the effectiveness of the new registration statement for such subordinated notes on December 13, 2010 may have a statutory right to rescind their purchase or renewal for a period of up to twelve months from the date of their purchase or renewal. As a result, we  may have rescission liability and could be required to repurchase some or all of such subordinated notes at the original sales price plus statutory interest, less the amount of any income received by the purchasers. As of March 31, 2011, there were approximately $5.3 million of such subordinated notes (excluding any subordinated notes subsequently repaid) purchased or renewed after March 31, 2010, but before December 13, 2010, for which CPS may have rescission liability.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we purchased a total of 6,000 shares of our common stock, as described in the following table:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

January 2011	-	$-	-	$2,064,659
February 2011	6,000	1.34	6,000	$2,056,594
March 2011	-	-	-	$2,056,594
Total	6,000	$1.34	6,000

____________________

(1)	Each monthly period is the calendar month.
(2)
Through March 31, 2010, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

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

4.30	Indenture dated as of April 1, 2011, re notes issued by CPS Auto Receivables Trust 2011-A.
4.31	Sale and Servicing Agreement dated as of April 1, 2011, related to notes issued by CPS Auto Receivables Trust 2011-A.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

Date: May 23, 2011
By:  /s/   CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2011
By:  /s/   JEFFREY P. FRITZ
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)