Form 10-Q
period 2011-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2011-08-15
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 3, 2011 the registrant had 19,814,761 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended June 30, 2011

Item 1. Financial Statements
CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$16,468	$16,252
Restricted cash and equivalents	128,385	123,958

Finance receivables	496,980	565,621
Less: Allowance for finance credit losses	(10,284)	(13,168)
Finance receivables, net	486,696	552,453

Residual interest in securitizations	4,048	3,841
Furniture and equipment, net	960	1,143
Deferred financing costs	7,030	5,685
Deferred tax assets, net	15,000	15,000
Accrued interest receivable	5,364	6,165
Other assets	16,580	17,893
	$680,531	$742,390

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$23,359	$22,033
Warehouse lines of credit	43,847	45,564
Residual interest financing	30,461	39,440
Securitization trust debt	516,255	567,722
Senior secured debt, related party	53,358	44,873
Subordinated renewable notes	20,738	20,337
	688,018	739,969
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	-	-
Series B convertible preferred stock, $1 par value; authorized 1,870 shares; None and 1,870 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	1,601
Common stock, no par value; authorized 75,000,000 shares; 19,921,518 and 18,122,810 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	62,194	59,852
Accumulated deficit	(64,327)	(53,678)
Accumulated other comprehensive loss	(5,354)	(5,354)
	(7,487)	2,421
	$680,531	$742,390

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010
Revenues:
Interest income	$27,812	$35,178	$56,396	$74,147
Servicing fees	1,130	1,963	2,545	4,351
Other income	2,212	1,387	4,608	4,619
	31,154	38,528	63,549	83,117

Expenses:
Employee costs	7,461	8,697	15,085	17,475
General and administrative	3,772	5,579	7,411	11,454
Interest	19,241	18,775	38,367	43,242
Provision for credit losses	4,360	6,990	8,052	18,706
Marketing	1,839	726	3,434	1,505
Occupancy	762	760	1,523	1,540
Depreciation and amortization	162	170	326	299
	37,597	41,697	74,198	94,221
Loss before income tax expense	(6,443)	(3,169)	(10,649)	(11,104)
Income tax expense	-	3,600	-	3,600
Net loss	$(6,443)	$(6,769)	$(10,649)	$(14,704)

Loss per share:
Basic	$(0.35)	$(0.39)	$(0.58)	$(0.83)
Diluted	(0.35)	(0.39)	(0.58)	(0.83)

Number of shares used in computing loss per share:
Basic	18,421	17,450	18,272	17,642
Diluted	18,421	17,450	18,272	17,642

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(10,649)	$(14,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition fees	(4,308)	(2,714)
Amortization of discount on securitization notes	1,764	3,228
Amortization of discount on senior secured debt, related party	1,340	555
Depreciation and amortization	326	299
Amortization of deferred financing costs	1,398	2,394
Provision for credit losses	8,052	18,706
Stock-based compensation expense	824	818
Interest income on residual assets	(207)	(523)
Changes in assets and liabilities:
Accrued interest receivable	801	1,509
Tax assets	-	3,600
Other assets	614	14,829
Accounts payable and accrued expenses	1,326	2,248
Net cash provided by operating activities	1,281	30,245

Cash flows from investing activities:
Purchases of finance receivables held for investment	(110,850)	(44,137)
Proceeds received on finance receivables held for investment	172,863	200,650
Change in repo inventory	699	-
Decreases (Increases) in restricted cash and equivalents	(4,427)	7,804
Purchase of furniture and equipment	(143)	(283)
Net cash provided by investing activities	58,142	164,034

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	109,365	16,561
Proceeds from issuance of subordinated renewable notes	1,976	1,710
Proceeds from issuance of senior secured debt, related party	7,545	-
Payments on subordinated renewable notes	(1,575)	(1,555)
Net proceeds from (repayments to) warehouse lines of credit	(1,717)	24,516
Proceeds from (repayments of) residual interest financing debt	(8,979)	(8,165)
Repayment of securitization trust debt	(162,596)	(222,801)
Repayment of senior secured debt, related party	(400)	-
Payment of financing costs	(2,743)	(1,448)
Repurchase of common stock	(85)	(2,088)
Exercise of options and warrants	2	-
Net cash used in financing activities	(59,207)	(193,270)

Increase (decrease) in cash and cash equivalents	216	1,009

Cash and cash equivalents at beginning of period	16,252	12,433
Cash and cash equivalents at end of period	$16,468	$13,442

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$32,936	$38,995
Income taxes	$145	$(7,700)
Non-cash financing activities:
Warrants issued in connection with new term funding facility	$-	$770

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in our opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the six-month period ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, valuing residual interest in securitizations, accreting net acquisition fees, amortizing deferred costs, valuing warrants issued, and the recording of deferred tax assets and reserves for uncertain tax positions. These are material estimates that could be susceptible to changes in the near term and, accordingly, actual results could differ from those estimates.

Other Income

The following table presents the primary components of Other Income:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,
	2011	2010
	(In thousands)
Direct mail revenues	$2,355	$480
Convenience fee revenue	1,390	1,662
Recoveries on previously charged-off contracts	349	687
Sales tax refunds	247	1,259
Other	267	531
Other income for the period	$4,608	$4,619

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of  ASC 718 “Accounting for Stock Based Compensation”.

For the six months ended June 30, 2011 and 2010, we recorded stock-based compensation costs in the amount of $824,000 and $818,000, respectively.  As of June 30, 2011, unrecognized stock-based compensation costs to be recognized over future periods equaled $2.4 million. This amount will be recognized as expense over a weighted-average period of 2.9 years.

The following represents stock option activity for the three months ended June 30, 2011:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,990	$1.61	N/A
Granted	556	1.03	N/A
Exercised	(3)	0.77	N/A
Forfeited	(346)	1.48	N/A
Options outstanding at the end of period	7,197	$1.57	5.69 years
Options exercisable at the end of period	4,911	$1.75	4.49 years

At June 30, 2011, the aggregate intrinsic value of options outstanding and exercisable was $599,000 and $253,000, respectively. There were 3,000 shares exercised for the six months ended June 30, 2011 compared to none for the comparable period in 2010.  There were 1.8 million shares available for future stock option grants under existing plans as of June 30, 2011.

Purchases of Company Stock

During the six-month periods ended June 30, 2011 and 2010, we purchased 74,292 and 670,129 shares, respectively, of our common stock, at average prices of $1.15 and $1.65, respectively.

New Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which is an accounting standard updated to amend previous guidance with respect to troubled debt restructurings.  This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for us in the quarterly period ending June 30, 2011, and should be applied retrospectively to the beginning of

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the annual period of adoption.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994 and through June 30, 2011, we had completed 51 term securitizations of approximately $6.8 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two in 2008, one in 2010 and one in 2011. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes. On April 27, 2011 we completed our second  rated term securitization since April 2008. In this transaction, we issued $100.4 million of notes collateralized by $104.5 million of contracts purchased primarily in 2010 and 2011. A portion of the proceeds from the sale of these notes were used to repay $77.9 million of the outstanding balance on our warehouse credit facilities.  No gain or loss was recognized as a result of the securitization which was structured as a secured financing.

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

Rescission Liability

From May 2005 to July 2010, we conducted a continuous public offering of subordinated notes, pursuant to a registration statement that was declared effective by the SEC in May 2005. In July 2010, we learned that, pursuant to a rule of the SEC, we were no longer permitted to offer and sell our subordinated notes in reliance

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

upon that registration statement. Consequently, certain investors who purchased or renewed such subordinated notes prior to the effectiveness of the new registration statement for such subordinated notes on December 13, 2010 may have a statutory right to rescind their purchase or renewal for a period of up to twelve months from the date of their purchase or renewal. As a result, we  may have rescission liability and could be required to repurchase some or all of such subordinated notes at the original sales price plus statutory interest, less the amount of any income received by the purchasers. As of June 30, 2011, there were approximately $3.1 million of such subordinated notes (excluding any subordinated notes subsequently repaid) purchased or renewed after June 30, 2010, but before December 13, 2010, for which we may have rescission liability.

Derivative Financial Instruments

   We do not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, from 2008 to 2010, we issued warrants to purchase the Company’s common stock in conjunction with various debt financing transactions. Certain of these warrants issued contain round down or reset features that are subject to classification as liabilities for financial statement purposes. These liabilities are measured at fair value with the changes in fair value at the end of each period reflected as current period income or loss. Accordingly, changes to the price per share of our common stock underlying these warrants with round down or price reset features directly impact the fair value computations for these derivative financial instruments. Thus, any increase in the price per share of our common stock also increases the related liability which would result in a current period loss. Conversely, any decrease in the price per share of our common stock also decreases the related liability which would result in a current period gain. We utilize a Binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants. In computing the fair value of the warrants liabilities at the end of each period, we use significant judgments with respect to the risk free interest rate, the volatility of our stock prices, and estimated life of the warrants. The effects of these judgments, if proven incorrect could have a significant impact to our financial statements. The warrant liabilities are included in Accounts payable and accrued expenses on our consolidated balance sheets.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for five of our 11 currently outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The remaining two transactions insured by this particular note insurer do not contain financial covenants.

For the remaining four securitizations insured by different parties we have been receiving waivers for certain financial and operating covenants on a monthly and/or quarterly basis as summarized below:

Financial covenant	Applicable Standard	Status Requiring Waiver (as of or for the quarter ended June 30, 2011)

Adjusted net worth (I)	$87.6 million	$(7.5) million
Leverage	Between 0 and 4.5:1	(17.1):1
Adjusted net worth (II)	$95.3 million	$(7.5) million

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The adjusted net worth covenants are covenants to maintain minimum levels of adjusted net worth, defined as our consolidated book value under GAAP with the exclusion of intangible assets such as goodwill. There are two separate adjusted net worth covenants because there are two separate note insurers that have this covenant in their related securitization agreements. The leverage covenant requires that we not exceed the specified ratio of debt over the defined adjusted net worth. Debt is defined in this covenant to mean consolidated liabilities less warehouse lines of credit and securitization trust debt; using this definition at June 30, 2011, we had debt of $127.9 million.

  Without the waivers we have received from the related note insurers, we would have been in violation of covenants relating to minimum net worth and maximum leverage levels with respect to four of our 11 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. To the extent that principal payments on the subordinated notes are delayed, we will incur greater interest expense on the subordinated notes than we would have without the required increase to the related spread accounts.  As of the date of this report, cash is being diverted to the related spread accounts in four transactions.  In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although our termination as servicer has been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $236.3 million of the $516.3 million of securitization trust debt outstanding at June 30, 2011. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

Correction of Immaterial Error

In the first quarter of 2011, we revised our consolidated financial statements for the years ended December 31, 2009 and 2010, including the quarters therein, due to corrections of immaterial prior years’ errors identified in the current year. We understated derivative liabilities and mis-stated interest expense for 2009 and 2010 primarily related to the accounting treatment of derivative liabilities associated with certain warrants we issued in conjunction with various debt financing transactions.  The result of the correction included a decrease of previously reported net loss by $649,000 for the year ended December 31, 2010, a decrease in the previously reported net loss by $82,000 for the six months ended June 30, 2010 and a decrease of previously reported net loss of $2.2 million for the three months ended June 30, 2010. Basic and diluted loss per common share decreased by $0.04 per share from previously reported amounts as of the December 31, 2010 and decreased by $0.12 and $0.01 per share for the three and six months ended June 30, 2010, respectively.  Net shareholders’ equity decreased by $2.7 million and $2.1 million, respectively compared to the amounts previously reported as of June 30, 2010 and December 31, 2010.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the components of Finance Receivables, net of unearned interest:

	June 30,	December 31,
	2011	2010
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$511,969	$576,090
Less: Unearned acquisition fees and originations costs	(14,989)	(10,469)
Finance Receivables	$496,980	$565,621

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included.  The following table summarizes the delinquency status of finance receivables as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(In thousands)
Deliquency Status
Current	$491,129	$541,375
31 - 60 days	9,715	16,784
61 - 90 days	6,103	9,453
91 + days	5,022	8,478
	$511,969	$576,090

Finance receivables totaling $5.1 million and $13.3 million at June 30, 2011 and December 31, 2010, respectively, including all receivables greater than 90 days delinquent have been placed on non-accrual status as a result of their delinquency status.

The following table presents a summary of the activity for the allowance for credit losses for the three month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)		(In thousands)
Balance at beginning of period	$11,599	$31,520	$13,168	$38,274
Provision for credit losses on finance receivables	4,360	6,990	8,052	18,706
Charge-offs	(9,894)	(17,933)	(19,796)	(44,015)
Recoveries	4,219	6,798	8,860	14,410
Balance at end of period	$10,284	$27,375	$10,284	$27,375

CONSUMER PORTFOLIO SERVICES, INC. AND SUSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses:

	June 30,	December 31,
	2011	2010
	(In thousands)
Gross balance of repossessions in inventory	$10,147	$21,046
Allowance for losses on repossessed inventory	(6,078)	(16,278)
Net repossessed inventory included in other assets	$4,069	$4,768

(3) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2011	Principal	2011	2010	2011
	(Dollars in thousands)
CPS 2005-C	March 2012	$-	$183,300	$-	$5,481	-
CPS 2005-D	July 2012	-	145,000	-	6,573	-
CPS 2006-A	November 2012	7,419	245,000	7,971	16,765	5.33%
CPS 2006-B	January 2013	12,517	257,500	19,567	29,196	7.47%
CPS 2006-C	June 2013	16,922	247,500	24,934	35,499	6.70%
CPS 2006-D	August 2013	22,203	220,000	25,731	38,493	6.05%
CPS 2007-A	November 2013	37,819	290,000	47,229	64,166	6.23%
CPS 2007-TFC	December 2013	9,089	113,293	11,826	17,029	6.39%
CPS 2007-B	January 2014	51,368	314,999	62,051	86,355	6.65%
CPS 2007-C	May 2014	63,863	327,499	76,235	100,107	6.81%
CPS 2008-A	October 2014	77,938	310,359	100,924	125,593	8.10%
Delayed Draw Notes	January 2018	47,535	9,174	46,058	42,465	9.41%
CPS 2011-A	April 2018	98,581	310,359	93,729	-	3.68%
		$445,254	$2,973,983	$516,255	$567,722
_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $158.5  million in 2011, $215.3 million in 2012, $77.9 million in 2013, $32.0 million in 2014, $27.3 million in 2015 and $5.2 million in 2016.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $264.4 million, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

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

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of June 30, 2011, restricted cash under the various agreements totaled approximately $128.4 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(4) Interest Income

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Interest on Finance Receivables	$27,380	$34,622	$55,544	$72,952
Residual interest income	200	290	395	673
Other interest income	232	266	457	522
Interest income	$27,812	$35,178	$56,396	$74,147

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Earnings (Loss) Per Share

Earnings (loss) per share for the three-month and six-month periods ended June 30, 2011 and 2010 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings (loss) per share	18,421	17,450	18,272	17,642
Incremental common shares attributable to exercise of outstanding options and warrants	-	-	-	-
Weighted average number of common shares used to compute diluted earnings (loss) per share	18,421	17,450	18,272	17,642

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings (loss) per share calculation for the three-month and six-month periods ended June 30, 2011 would have included an additional 2.9 million and 3.0 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2010, there were 3.6 million and 3.5 million shares, respectively, attributable to the exercise of outstanding options and warrants.

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

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely. Our net deferred tax asset of $15.0 million as of June 30, 2011 is net of a valuation allowance of $60.1 million.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit will not be realized. The

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expense to create the valuation allowance is recorded as additional income tax expense in the period the valuation allowance is established. During the first six months of 2011, we increased our valuation allowance by $3.5 million.

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

We have recorded a liability as of June 30, 2011 that we believe represents a sufficient allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

(8) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger.  We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and six-month periods ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-	$-	$-
Interest Cost	228	241	456	482
Expected return on assets	(237)	(222)	(474)	(445)
Amortization of transition (asset)/obligation	-	-	-	-
Amortization of net (gain) / loss	112	127	224	255
Net periodic cost (benefit)	$103	$146	$206	$292

We contributed $249,000 to the Plan during the six-month period ended June 30, 2011 and we anticipate making contributions in the amount of $273,000 for the remainder of 2011.

 (9) Fair Value Measurements

In September 2006, the FASB issued ASC 820, "Fair Value Measurements"  which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The three levels are defined as follows: level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Certain warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contain features that make them subject to derivative accounting. We valued these warrants using a Binomial valuation model using a weighted average volatility assumption of 41%, weighted average term of 8 years and a risk free rate of 3.3%. We estimated the value of these warrants to be $1.6 million which is classified as a liability in the Company’s Balance Sheet as of June 30, 2011.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained were sold in September 2010 in the re-securitization transaction described in Note 1. In the same transaction, the residual interest was reduced by $1.5 million.  The residual interest in such securitization is $4.0 million as of June 30, 2011 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 20% per annum and a cumulative net loss rate of 13%. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions. No gain or loss was recorded as a result of the re-securitization transaction described above.

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using Level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2011, the finance receivables related to the repossessed vehicles in inventory totaled $10.2 million. We have applied a valuation adjustment of $6.1 million, resulting in an estimated fair value and carrying amount of $4.1 million.

We have no Level 3 assets that are measured at fair value on a nonrecurring basis.  The table below presents a reconciliation for Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Residual Interest in Securitizations:
Balance at beginning of period	$3,841	$4,316
Transfers into Level 3	-	-
Included in earnings	207	523
Balance at end of period	$4,048	$4,839

Warrant Derivative Liability:
Balance at beginning of period	$1,639	$1,544
Transfers into Level 3	-	400
Included in earnings	(44)	73
Balance at end of period	$1,595	$2,017

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of June 30, 2011 and December 31, 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at June 30, 2011 and December 31, 2010, were as follows:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
Financial Instrument	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$16,468	$16,468	$16,252	$16,252
Restricted cash and equivalents	128,385	128,385	123,958	123,958
Finance receivables, net	486,696	482,557	552,453	538,484
Residual interest in securitizations	4,048	4,048	3,841	3,841
Accrued interest receivable	5,364	5,364	6,165	6,165
Liabilities:
Warrant derivative liability	$1,595	$1,595	$1,639	$1,639
Warehouse lines of credit	43,847	43,847	45,564	45,564
Accrued interest payable	6,165	6,165	3,897	3,897
Residual interest financing	30,461	30,461	39,440	39,440
Securitization trust debt	516,255	556,268	567,722	593,041
Senior secured debt	53,358	53,358	44,873	44,873
Subordinated renewable notes	20,738	20,738	20,337	20,337

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

Warrant Derivative Liability

  The fair value is estimated using a binomial valuation model with assumptions for volatility, expected term and risk free interest rates as described above.

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2011, we have purchased a total of approximately $8.9 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $605.0 million of automobile contracts in mergers and acquisitions we made in 2002, 2003 and 2004.  Since January 2008, our managed portfolio has been decreasing.  From January 2008 through September 2009 our strategy was to reduce contract purchases to conserve our liquidity in response to adverse economic conditions as discussed further below.  Since October 2009, we have been gradually increasing our new contract purchases with funding from four contract financing facilities established in September 2009, March 2010, December 2010 and February 2011 as further described below.   Our total managed portfolio was approximately $635.0 million at June 30, 2011 compared to $931.6 million at June 30, 2010.

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

Since the third quarter of 2003 through June 30, 2011, we have conducted 26 term securitizations. Of these 26, 20 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. Three of the 20 securitizations included contracts from either our acquired portfolios, our subsidiary TFC that served vehicle purchasers enlisted in the U.S. Armed Forces, or contracts that we repurchased from prior securitizations.  In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. In September 2010, we completed a securitization (2010-A) where the underlying receivables were originally securitized in our September 2008 securitization.  The 2010-A bonds were issued at a lower weighted average coupon than the original 2008 securitization and the proceeds were used to retire the bonds of the original September 2008 securitization.  Since July 2003 all of our securitizations have been structured as secured financings, except our September 2008 and September 2010 securitizations.  Each of those transactions were in substance a sale of the underlying receivables and are treated as sales for financial accounting purposes.  On April 27, 2011 we completed our second rated term securitization since April 2008.

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994 through June 30, 2011, we have completed 51 term securitizations of approximately $6.8 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two 2008, one in 2010 and one in 2011. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our  securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes.  On April 27, 2011 we completed our 51st term securitization.

Since the fourth quarter of 2007 and through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have gradually increased our contract purchases by utilizing one $50 million credit facility that we established in September 2009 and another $50 million term funding facility that we established in March 2010.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we increased our short-term funding capacity by $200 million with the establishment of a new $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011.  As stated above, on April 27, 2011 we completed a securitization of $104.5 million of receivables purchased primarily in 2010 and 2011 and we expect to complete one or more additional term securitization transactions in 2011.  In addition, in June 2011, we issued $9.0 million in new subordinated bonds on our March 2010 note purchase facility.  In spite of the improvements we have seen in the capital markets, if the trend of improvement in the markets for asset-backed securities should reverse, or if we should be unable to obtain additional contract financing facilities or to complete a term securitization of our recently originated receivables, we may curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for five of our 11 currently outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The remaining two transactions insured by this particular note insurer do not contain financial covenants.

For the remaining four securitizations insured by different parties we have been receiving waivers for certain financial and operating covenants on a monthly and/or quarterly basis as summarized below:

Financial covenant	Applicable Standard	Status Requiring Waiver (as of or for the quarter ended June 30, 2011)
Adjusted net worth (I)	$87.6 million	$(7.5) million
Leverage	Between 0 and 4.5:1	(17.1) : 1
Adjusted net worth (II)	$95.3 million	$(7.5) million

The adjusted net worth covenants are covenants to maintain minimum levels of adjusted net worth, defined as our consolidated book value under GAAP with the exclusion of intangible assets such as goodwill. There are two separate adjusted net worth covenants because there are two separate note insurers that have this covenant in their related securitization agreements. The leverage covenant requires that we not exceed the specified ratio of debt over the defined adjusted net worth. Debt is defined in this covenant to mean consolidated liabilities less warehouse lines of credit and securitization trust debt; using this definition at June 30, 2011, we had debt of $127.9 million.

  Without the waivers we have received from the related note insurers, we would have been in violation of covenants relating to minimum net worth and maximum leverage levels with respect to four of our 11 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. To the extent that principal payments on subordinated notes are delayed, we will incur greater interest expense on the subordinated notes than we would have without the required increase to the related spread accounts.   As of the date of this report, cash is being diverted to the related spread accounts in six transactions.  In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although our termination as servicer has been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $236.3 million of the $516.3 million of securitization trust debt outstanding at June 30, 2011. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. We do, however, believe that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2011 with the three months ended June 30, 2010

Revenues.  During the three months ended June 30, 2011, revenues were $31.2 million, a decrease of $7.4 million, or 19.1%, from the prior year revenue of $38.5 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended June 30, 2011 decreased $7.4 million, or 20.9%, to $27.8 million from $35.2 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $1.1 million in the three months ended June 30, 2011 decreased $833,000, or 42.4%, from $2.0 million in the prior year.  The decrease in servicing fees is due to the amortization of the two portfolios on which we earn base servicing fees.  We earned base servicing fees on our September 2010 term securitization transaction (a re-securitization of the remaining receivables from the September 2008 securitization and is treated as a sale for financial accounting purposes) and on  a portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.  As of June 30, 2011 and 2010, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$522.1	82.2%	$719.8	77.3%
Owned by Non-Consolidated Subsidiaries	61.7	9.7%	107.9	11.6%
Third Party Portfolio	51.2	8.1%	103.9	11.2%
Total	$635.0	100.0%	$931.6	100.0%

At June 30, 2011, we were generating income and fees on a managed portfolio with an outstanding principal balance of $635.0 million (this amount includes $61.7 million of automobile contracts on which we earn servicing fees and a residual interest and also includes another $51.2 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $931.6 million as of June 30, 2010. At June 30, 2011 and 2010, the managed portfolio composition was as follows:

	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$578.7	91.1%	$812.7	87.2%
TFC	5.1	0.8%	15.0	1.6%
Third Party Portfolio	51.2	8.1%	103.9	11.2%
Total	$635.0	100.0%	$931.6	100.0%

Other income increased by $825,000, or 59.4%, to $2.2 million in the three months ended June 30, 2011 from $1.4 million during the prior year.  Other income consists primarily of sales tax refunds, convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for lead generation and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.  For the three months ended June 30, 2011, other income related to our direct mail products increased by $980,000 compared to the prior year period.  Our direct mail products consist of highly targeted, single purpose mailings providing prospective automobile purchasers with a legitimate offer of credit.

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

Total operating expenses were $37.6 million for the three months ended June 30, 2011, compared to $43.9 million for the prior year, a decrease of $6.3 million, or 14.4%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it.

Employee costs decreased by $1.2 million, or 14.2%, to $7.6 million during the three months ended June 30, 2011, representing 19.8% of total operating expenses, from $8.7 million for the prior year, or 19.8% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new contract purchases.  Although, since December 2009, as we have gradually acquired additional financing resources and increased our contract purchase volumes we have added employees in our Originations and Marketing departments somewhat offsetting decreases in staff in our Servicing department.  At June 30, 2011 we had 445 employees compared to 455 employees at June 30, 2010.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $3.8 million, a decrease of 32.4%, compared to the previous year and represented 10.0% of total operating expenses.

Interest expense for the three months ended June 30, 2011 decreased $1.7 million, or 8.3%, to $19.2 million, compared to $20.9 million in the previous year. The decrease is primarily the result of the decline in our securitization trust debt and a decrease in the value of outstanding warrants. Interest on securitization trust debt decreased by $4.5 million in the three months ended June 30, 2011 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $ 1.6 million.  The increase is due primarily to our issuance since December 2010 of $35.8 million in new senior secured debt.  Interest expense on residual interest financing decreased $556,000 in the three months ended June 30, 2011 compared to the prior year as a result of continued principal amortization.  Interest expense on warehouse debt increased by $1.7 million for the three months ended June 30, 2011 compared to the prior year as a result of our increased contract purchases in 2010 and during the first quarter of 2011.    The interest expense related to the value of outstanding warrants resulted in an increase of $2.1 million in interest expense for the current period compared to the same period in the prior year.

Provision for credit losses was $4.4 million for the three months ended June 30, 2011, a decrease of $2.6 million, or 37.6% compared to the prior year and represented 11.6% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated.  The decrease in provision expense is the result of the decrease in the size and the increase in the average age of the portfolio owned by our consolidated subsidiaries. Although losses and provision expense have decreased in the current period compared to the prior year, the annualized net charge offs as a percentage of the average servicing portfolio have remained fairly constant due to the decreasing size of the portfolio.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of training programs, lead sales, and direct mail products that we offer our dealers.  Marketing expenses increased by $1.1 million, or 153.0%, to $1.8 million, compared to $727,000 in the previous year, and represented 4.9% of total operating expenses.  As a result of our additional credit facilities compared to the prior year, we were able to purchase 3,902 contracts representing $60.8 million in principal balances in the current period compared to 1,779 contracts representing $26.7 in principal balances in the prior year.

Occupancy expenses increased by $2,000 or .3%, to $762,000 compared to $760,000 in the previous year and represented 2.1% of total operating expenses.

Depreciation and amortization expenses decreased by $8,000 or 5.0%, to $162,000 compared to $170,000 in the previous year and represented 0.4% of total operating expenses.

For the three months ended June 30, 2011, we recorded no net tax benefit and added $2.6million to the valuation allowance for our deferred tax assets.  As of June 30, 2011, our net deferred tax asset of $15.0 million is net of a valuation allowance of $60.5 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Comparison of Operating Results for the six months ended June 30, 2011 with the six months ended June 30, 2010

Revenues.  During the six months ended June 30, 2011, revenues were $63.5 million, a decrease of $19.6 million, or 23.5%, from the prior year revenue of $83.1 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the six months ended June 30, 2011 decreased $17.8 million, or 23.9%, to $56.4 million from $74.1 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $2.5 million in the six months ended June 30, 2011 decreased $1.8 million, or 41.5%, from $4.4 million in the prior year.  The decrease in servicing fees is due to the amortization of the two portfolios on which we earn base servicing fees.  We earned base servicing fees on our September 2010 term securitization transaction (a re-securitization of the remaining receivables from the September 2008 securitization and is treated as a sale for financial accounting purposes) and on  a portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.  As of June 30, 2011 and 2010, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$522.1	82.2%	$719.8	77.3%
Owned by Non-Consolidated Subsidiaries	61.7	9.7%	107.9	11.6%
Third Party Portfolio	51.2	8.1%	103.9	11.2%
Total	$635.0	100.0%	$931.6	100.0%

At June 30, 2011, we were generating income and fees on a managed portfolio with an outstanding principal balance of $635.0 million (this amount includes $61.7 million of automobile contracts on which we earn servicing fees and a residual interest and also includes another $51.2 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $931.6 million as of June 30, 2010. At June 30, 2011 and 2010, the managed portfolio composition was as follows:

	June 30, 2011		June 30, 2010
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$578.7	91.1%	$812.7	87.2%
TFC	5.1	0.8%	15.0	1.6%
Third Party Portfolio	51.2	8.1%	103.9	11.2%
Total	$635.0	100.0%	$931.6	100.0%

Other income decreased by $11,000, or .2%, to $4.6 million in the six months ended June 30, 2011 from $4.6 million during the prior year.  Other income consists primarily of sales tax refunds, convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for lead generation and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.  For the six months ended June 30, 2011, other income related to our direct mail products increased by $1.9 million and offset decreases in the remaining other income categories compared to the prior year period. Our direct mail products consist of highly targeted, single purpose mailings providing prospective automobile purchasers with a legitimate offer of credit.

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

Total operating expenses were $74.2 million for the six months ended June 30, 2011, compared to $94.2 million for the prior year, a decrease of $20.0 million, or 21.3%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it.

Employee costs decreased by $2.4 million, or 13.7%, to $15.1 million during the six months ended June 30, 2011, representing 20.3% of total operating expenses, from $17.5 million for the prior year, or 20.9% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new contract purchases.  Although, since December 2009, as we have gradually acquired additional financing resources and increased our contract purchase volumes we have added employees in our Originations and Marketing departments somewhat offsetting decreases in staff in our Servicing department.  At June 30, 2011 we had 445 employees compared to 455 employees at June 30, 2010.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $7.4 million, a decrease of 35.3%, compared to the previous year and represented 10.0% of total operating expenses.

Interest expense for the six months ended June 30, 2011 decreased $4.9 million, or 11.3%, to $38.4 million, compared to $43.2 million in the previous year. The decrease is primarily the result of the decline in our securitization trust debt and a decrease in the value of outstanding warrants. Interest on securitization trust debt decreased by $10.1 million in the six months ended June 30, 2011 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $ 2.6 million.  The increase is due primarily to our issuance since December 2010 of $35.8 million in new senior secured debt.  Interest expense on residual interest financing decreased $909,000 in the six months ended June 30, 2011 compared to the prior year as a result of continued principal amortization.  Interest expense on warehouse debt increased by $3.4 million for the six months ended June 30, 2011 compared to the prior year as a result of our increased contract purchases in 2010 and during the first quarter of 2011.    The interest expense related to the value of outstanding warrants resulted in an increase of $38,000  to interest expense for the current period compared to the same period in the prior year.

Provision for credit losses was $8.1 million for the six months ended June 30, 2011, a decrease of $10.7 million, or 57.0% compared to the prior year and represented 10.9% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated.  The decrease in provision expense is the result of the decrease in the size and the increase in the average age of the portfolio owned by our consolidated subsidiaries.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of training programs, lead sales, and direct mail products that we offer our dealers.  Marketing expenses increased by $1.9 million, or 128.2%, to $3.4 million, compared to $1.5 million in the previous year, and represented 4.6% of total operating expenses.  As a result of our additional credit facilities compared to the prior year, we were able to purchase 7,198 contracts representing $110.8 million in principal balances in the current period compared to 2,965 contracts representing $44.1 in principal balances in the prior year.

Occupancy expenses decreased by $17,000 or 1.1%, to $1.5 million compared to $1.5 million in the previous year and represented 2.1% of total operating expenses.

Depreciation and amortization expenses increased by $27,000 or 9.1%, to $326,000 compared to $299,000 in the previous year and represented 0.3% of total operating expenses.

For the six months ended June 30, 2011, we recorded no net tax benefit and added $4.3 million to the valuation allowance for our deferred tax assets.  As of June 30, 2011, our net deferred tax asset of $15.0 million is net of a valuation allowance of $60.5 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

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

Delinquency Experience (1)
CPS, TFC and Acquired Portfolios

	June 30, 2011		June 30, 2010		December 31, 2010
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	73,858	$583,778	95,842	$827,818	84,601	$681,157
Period of delinquency (2)
31-60 days	1,942	10,952	2,913	23,330	2,856	19,168
61-90 days	1,027	6,846	1,338	10,546	1,537	10,872
91+ days	804	5,298	576	3,750	1,233	9,067
Total delinquencies (2)	3,773	23,096	4,827	37,626	5,626	39,107
Amount in repossession (3)	2,157	11,450	2,230	18,894	3,263	23,290
Total delinquencies and amount in repossession (2)	5,930	$34,546	7,057	$56,520	8,889	$62,397

Delinquencies as a percentage of gross servicing portfolio	5.1%	4.0%	5.0%	4.5%	6.7%	5.7%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.0%	5.9%	7.4%	6.8%	10.5%	9.2%
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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1)
CPS,  TFC and Acquired Portfolios

	June 30	June 30	December 31,
	2011	2010	2010
	(Dollars in thousands)
Average servicing portfolio outstanding	$614,957	913,923	$827,176
Annualized net charge-offs as a percentage of average servicing portfolio (2)	$7.7%	10.9%	9.0%
_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   June 30, 2011 and June 30, 2010 percentage represents six months ended June 30, 2011 and June 30, 2010 annualized. December 31, 2010 represents 12 months ended December 31, 2010.

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

   Net cash provided by operating activities for the six-month period ended June 30, 2011 was $1.3 million compared to net cash provided by operating activities for the six-month period ended June 30, 2010 of $30.2 million.

   Net cash provided by investing activities for the six-month period ended June 30, 2011 was $58.1 million compared to net cash provided by investing activities of $164.0 million in the prior year period.  Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment.  Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $110.9 million and $44.1 million during the first six months of 2011 and 2010, respectively.  The significant increase in contract purchases in 2011 compared to 2010 led to the decrease in net cash provided by investing activities in 2011 compared to the prior period.

   Net cash used by financing activities for the six months ended June 30, 2011 was $59.2 million compared to net cash used by financing activities of $193.3 million in the prior year period. Cash used by financing activities is generally related to the repayment of securitization trust debt, reduced by the amount of all new issuances of securitization trust debt.  We repaid $162.6 million in securitization trust debt in the six months ended June 30, 2011 compared to $222.8 million in the prior year period.

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

On September 25, 2009 we established a $50 million secured revolving credit facility with Fortress Credit Corp., which will mature on September 25, 2011.  The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Four Funding LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum.  At June 30, 2011, $11.4 million was outstanding under this facility.  As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant).  Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of such warrant from $1.44 per share to $1.40702 per share and increasing the number of shares available for purchase to 1,600,991.

In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Six Funding, LLC.  The facility provides for advances up to 75% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum.  At June 30, 2011, $28.6 million was outstanding under this facility.

On February 24, 2011, we entered into an additional $100 million two-year warehouse credit line with UBS Real Estate Securities, Inc.  The facility revolves during the first year and amortizes during the second year.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC.  The facility provides for advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at one-month LIBOR plus 6.00% per annum.   At June 30, 2011, $3.9million was outstanding under this facility.

In March 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.  Under the term funding facility, the note purchasers agreed to purchase up to $50 million in asset-backed notes through December 31, 2010, subject to collateral eligibility and other terms and conditions, through the end of 2010. Amounts outstanding bear interest at a fixed rate of 11.00%, which may be decreased to 9.00% should the notes receive investment grade ratings from at least two of the following three credit rating agencies:  Moody's, Standard & Poor's, or Fitch. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017.  In connection with the establishment of this term funding facility, we paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant).  Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants.  The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase was increased to 1,611,114.  The second affected warrant related to 283,985 shares, which was increased to 285,781 shares.  In June 2011, we issued an additional $9.8 in subordinated notes under this facility.  As of June 30, 2011, there was $46.1 million outstanding under the facility and no additional advances are expected to be made.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the July 2008 amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) a 10-year warrant to purchase 2,500,000 common shares at a nominal exercise price, valued at $4,071,429, and (ii) cash of $12,765,244.  In May 2011, we extended the maturity date of the facility from May 2011 to May 2012.  As of June 30, 2011 the aggregate indebtedness under this facility was $30.5 million.

On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners (“LLCP”) purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share.  Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share.  In November 2009 we entered into an additional agreement with LLCP in which it purchased an additional $5 million note.  This note accrued interest at 15.0% and was repaid in December 2010 at which time LLCP purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding.  The $27.8 million note accrues interest at 16.0% and matures in December 2013.  Concurrently with the issuance of this note, the maturity dates of the $10 million and $15 million notes were amended to December 2013 and we issued LLCP 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock.  Each share of the Series B convertible preferred stock may become exchangeable for 1,000 shares of our common stock, upon shareholder approval of such exchange, but not without shareholder approval.  At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively.    On March 31, 2011, we sold an additional $5 million note due February 29, 2012 to LLCP. In April 2011 we  purchased from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and financed that purchase by issuing to LLCP a new $3 million note  due June 30, 2012. In addition, LLCP committed to purchase an incremental $5 million note from us, due 11 months after issuance, following satisfaction of certain conditions not later than September 30, 2011. All such notes bear interest at 14% per annum.

The Fortress warrants, Page Five warrants, FMV warrants and the N Warrants all contain features that make them subject to derivative accounting. We valued these warrants using a Binomial valuation model as of each quarter-end date. At June 30, 2011 and December 31, 2010 the value of the warrants was $1.5 million and $1.6 million, respectively. During the periods ended June 30, 2011 and 2010, there was a $44,000 decrease and a $82,000 million decrease, respectively that was included in interest expense for the period related to the change in the fair value of the liability warrants during the quarter.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of June 30, 2011, we had unrestricted cash of $16.5 million.  We had $38.6 million of credit availability under our Fortress facility, $71.4 million under the Goldman facility and $96.1 million under the UBS facility (in all facilities advances are subject to our having purchased available eligible collateral).  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

Moreover, the weighted average effective coupons of our September 2010 and April 2011 term securitization transactions were 3.21% and 3.61%, respectively, and did not include financial guaranty policies.  These transactions demonstrate our ability to access the lower cost of funds available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete one or more additional term securitizations in 2011.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to prior years. For the years ended December 31, 2010, 2009 and 2008, the average acquisition fee we charged per automobile contract purchased under our CPS programs was $1,382, $1,508 and $592, respectively, or 9.2%, 11.7%, and 3.9%, respectively, of the amount financed.  Similarly, the weighted average annual percentage rate of interest payable by our customers on newly purchased contracts has increased significantly: to 20.05% for 2010 from 19.9%, and 18.5% in 2009 and 2008, respectively. There can be no assurance that such favorable competitive conditions will persist

We have and will continue to have a substantial amount of indebtedness. At June 30, 2011, we had approximately $664.7 million of debt outstanding. Such debt consisted primarily of $516.3 million of securitization trust debt, and also included $43.8 million of warehouse line of credit debt, $30.5 million of residual interest financing, $53.4 million of senior secured related party debt and $20.7 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.  .

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. The estimate for probable credit losses is reduced by our estimate for future recoveries on previously incurred losses.  Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. Our allowance as a percentage of finance receivables has decreased in recent years due primarily to the continued seasoning of our portfolio.  Our historical static loss data shows that, in general, incremental monthly losses increase through approximately the 28th month of the life of a static portfolio, after which such monthly incremental losses tend to decrease.  As of June 30, 2011 the weighted average age of our portfolio of finance receivables was 36 months.  In addition, for receivables originated beginning with the third quarter of 2008, we have found the early credit performance of those static portfolios to be significantly better than earlier portfolios at similar vintage time frames.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $15.0 million is more likely than not based on available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. Our net deferred tax asset of $15.0 million is net of a valuation allowance of $60.1 million and consists of approximately $11.5 million of net U.S. federal deferred tax assets and $3.5 million of net state deferred tax assets.  The major components of the deferred tax asset are $67.0 million in net operating loss carryforwards and built in losses and $11.5 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $37.5 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

As a result of recent net losses, we are in a three-year cumulative pretax loss position at December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies available to us in accordance with ASC 740, “Income Taxes” that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Our tax planning strategies include the prospective sale of certain assets such as finance receivables, residual interests in securitized finance receivables, charged off receivables and base servicing rights.  The expected proceeds for such asset sales have been estimated based on our expectation of what buyers of the assets would consider to be reasonable assumptions for net cash flows and required rates of return for each of the various asset types.  Our estimates for net cash flows and required rates of return are subjective and inherently subject to future events which may significantly impact actual net proceeds we may receive from executing our tax planning strategies.  Nevertheless, we believe such asset sales can produce significant taxable income within the relevant carryforward period. Such strategies could be implemented without significant impact on our core business or our ability to generate future growth. The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2011 and December 31, 2010, we had approximately $664.7 million and $717.9 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2010, primarily of $567.7 million of securitization trust debt, and also included $45.6 million of warehouse indebtedness, $39.4 million of residual interest financing, $44.9 million of senior secured debt and $20.3 million owed under a subordinated notes program. At June 30, 2011, such debt consisted primarily of $516.3 million of securitization trust debt, and also included $43.8 million of warehouse indebtedness, $30.5 million of residual interest financing, $53.4 million of senior secured debt, and $20.7 million owed under a subordinated notes program. We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

We May Have Rescission Liability in Connection with Offers and Sales of Our Renewable Unsecured Subordinated Notes to Certain Purchasers

From May 2005 to July 2010, we conducted a continuous public offering of subordinated notes, pursuant to a registration statement that was declared effective by the SEC in May 2005. In July 2010, we learned that, pursuant to a rule of the SEC, we were no longer permitted to offer and sell our subordinated notes in reliance upon that registration statement. Consequently, certain investors who purchased or renewed such subordinated notes prior to the effectiveness of the new registration statement for such subordinated notes on December 13, 2010 may have a statutory right to rescind their purchase or renewal for a period of up to twelve months from the date of their purchase or renewal. As a result, we  may have rescission liability and could be required to repurchase some or all of such subordinated notes at the original sales price plus statutory interest, less the amount of any income received by the purchasers. As of June 30, 2011, there were approximately $3.1 million of such subordinated notes (excluding any subordinated notes subsequently repaid) purchased or renewed after June 30, 2010, but before December 13, 2010, for which CPS may have rescission liability.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, we purchased a total of 68,292 shares of our common stock, as described in the following table:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

April 2011	-	$ -	-	$ 2,056,594
May 2011	-	-	-	$ 2,056,594
June 2011	68,292	1.14	68,292	$ 1,978,904
Total	68,292	$ 1.14	68,292

____________________

(1)	Each monthly period is the calendar month.
(2)
Through June 30, 2010, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

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

Date: August 12, 2011

By:  /s/   CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011

By:  /s/   JEFFREY P. FRITZ
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)