Form 10-Q
period 2011-11-09
CONSUMER PORTFOLIO SERVICES INC
filed 2011-11-14
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011 the registrant had 19,678,773 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended September 30, 2011

Item 1. Financial Statements
CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$9,379	$16,252
Restricted cash and equivalents	128,920	123,958

Finance receivables	497,115	565,621
Less: Allowance for finance credit losses	(9,769)	(13,168)
Finance receivables, net	487,346	552,453

Finance receivables measured at fair value	192,618	-
Residual interest in securitizations	4,219	3,841
Furniture and equipment, net	975	1,143
Deferred financing costs	7,477	5,685
Deferred tax assets, net	15,000	15,000
Accrued interest receivable	5,259	6,165
Other assets	19,020	17,893
	$870,213	$742,390

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$23,975	$22,033
Warehouse lines of credit	17,637	45,564
Residual interest financing	25,562	39,440
Debt secured by receivables measured at fair value	196,713	-
Securitization trust debt	543,195	567,722
Senior secured debt, related party	53,497	44,873
Subordinated renewable notes	20,880	20,337
	881,459	739,969
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	-	-
Series B convertible preferred stock, $1 par value; authorized 1,870 shares; None and 1,870 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	1,601
Common stock, no par value; authorized 75,000,000 shares; 19,774,512 and 18,122,810 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	62,480	59,852
Accumulated deficit	(68,372)	(53,678)
Accumulated other comprehensive loss	(5,354)	(5,354)
	(11,246)	2,421
	$870,213	$742,390

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
Revenues:
Interest income	$30,236	$32,925	$86,632	$107,072
Servicing fees	986	1,768	3,530	6,119
Other income	2,592	2,105	7,201	6,724
	33,814	36,798	97,363	119,915

Expenses:
Employee costs	8,257	7,599	23,343	25,075
General and administrative	3,286	3,593	10,697	15,048
Interest	19,011	19,001	57,377	62,242
Provision for credit losses	3,982	7,036	12,034	25,742
Marketing	2,343	1,068	5,777	2,573
Occupancy	811	763	2,334	2,303
Depreciation and amortization	170	180	496	478
	37,860	39,240	112,058	133,461
Loss before income tax expense	(4,046)	(2,442)	(14,695)	(13,546)
Income tax expense	-	1,000	-	4,600
Net loss	$(4,046)	$(3,442)	$(14,695)	$(18,146)

Loss per share:
Basic	$(0.20)	$(0.20)	$(0.78)	$(1.04)
Diluted	(0.20)	(0.20)	(0.78)	(1.04)
		.
Number of shares used in computing
loss per share:
Basic	19,821	17,309	18,794	17,530
Diluted	19,821	17,309	18,794	17,530

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(14,695)	$(18,146)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of deferred acquisition fees	(6,968)	(4,206)
Amortization of discount on securitization notes	5,772	4,534
Amortization of discount on senior secured debt, related party	2,164	832
Depreciation and amortization	495	478
Amortization of deferred financing costs	2,603	3,489
Provision for credit losses	12,034	25,742
Stock-based compensation expense	1,289	1,200
Interest income on residual assets	(378)	(727)
Changes in assets and liabilities:
Finance receivables measured at fair value	50	-
Accrued interest receivable	906	2,065
Tax assets	-	4,600
Other assets	(1,440)	18,885
Accounts payable and accrued expenses	1,942	1,888
Debt secured by receivables measured at fair value	435
Net cash provided by operating activities	4,209	40,634

Cash flows from investing activities:
Purchases of finance receivables held for investment	(192,016)	(79,390)
Proceeds received on finance receivables held for investment	258,748	294,525
Purchase of finance receivables portfolio	(199,554)	-
Change in repo inventory	314	(4,889)
Decreases (Increases) in restricted cash and equivalents	(4,962)	8,406
Purchase of furniture and equipment	(327)	(283)
Net cash (used in) provided by investing activities	(137,797)	218,369

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	220,124	31,739
Proceeds from issuance of subordinated renewable notes	3,191	2,331
Proceeds from issuance of senior secured debt, related party	7,460	-
Proceeds from portfolio acquisition financing	196,473	-
Payments on subordinated renewable notes	(2,648)	(2,996)
Net proceeds from (repayments to) warehouse lines of credit	(27,927)	34,760
Proceeds from (repayments of) residual interest financing debt	(13,878)	(12,678)
Repayment of securitization trust debt	(250,423)	(308,323)
Repayment of senior secured debt, related party	(1,000)	-
Payment of financing costs	(4,395)	(2,782)
Repurchase of common stock	(262)	(2,194)
Net cash provided by (used in) financing activities	126,715	(260,143)
Increase (decrease) in cash and cash equivalents	(6,873)	(1,140)
Cash and cash equivalents at beginning of period	16,252	12,433
Cash and cash equivalents at end of period	$9,379	$11,293

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$46,347	$56,867
Income taxes	$147	$(7,691)
Non-cash financing activities:
Warrants issued in connection with new term funding facility	$-	$770

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARUES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

We were formed in California on March 8, 1991. We specialize in purchasing and servicing retail automobile installment sale contracts (“automobile contracts” or “finance receivables”) originated by licensed motor vehicle dealers located throughout the United States (“dealers”) in the sale of new and used automobiles, light trucks and passenger vans. Through our purchases, we provide indirect financing to dealer customers for borrowers with limited credit histories, low incomes or past credit problems (“sub-prime customers”). We serve as an alternative source of financing for dealers, allowing sales to customers who otherwise might not be able to obtain financing. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in four merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) lent money directly to consumers for an immaterial amount of vehicle purchase money loans.  In this report, we refer to all of such contracts and loans as "automobile contracts."

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the nine-month period ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, valuing finance receivables measured at fair value and the related debt, valuing residual interest in securitizations, accreting net acquisition fees, amortizing deferred costs, valuing warrants issued, and recording deferred tax assets and reserves for uncertain tax positions. These are material estimates that could be susceptible to changes in the near term and, accordingly, actual results could differ from those estimates.

Other Income

The following table presents the primary components of Other Income:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	September 30,
	2011	2010
	(In thousands)
Direct mail revenues	$3,903	$1,072
Convenience fee revenue	2,068	2,354
Recoveries on previously charged-off contracts	469	982
Sales tax refunds	323	1,621
Other	438	695
Other income for the period	$7,201	$6,724

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of  ASC 718 “Accounting for Stock Based Compensation”.

For the nine months ended September 30, 2011 and 2010, we recorded stock-based compensation costs in the amount of $1.3 million and $1.2 million, respectively.  As of September 30, 2011, unrecognized stock-based compensation costs to be recognized over future periods equaled $1.9 million. This amount will be recognized as expense over a weighted-average period of 2.7 years.

The following represents stock option activity for the nine months ended September 30, 2011:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	6,990	$1.61	N/A
Granted	556	1.03	N/A
Exercised	(9)	0.77	N/A
Forfeited	(466)	1.48	N/A
Options outstanding at the end of period	7,071	$1.57	5.54 years
Options exercisable at the end of period	4,859	$1.75	4.37 years

At September 30, 2011, the aggregate intrinsic value of options outstanding and exercisable was $271,000 and $131,000, respectively. There were 9,000 shares exercised for the nine months ended September 30, 2011 compared to none for the comparable period in 2010.  There were 1.9 million shares available for future stock option grants under existing plans as of September 30, 2011.

Purchases of Company Stock

During the nine-month periods ended September 30, 2011 and 2010, we purchased 227,298 and 784,262 shares, respectively, of our common stock, at average prices of $1.18 and $1.55, respectively.

New Accounting Pronouncements

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (“TDR”). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. This amendment did not have a material effect on our consolidated financial statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. We are currently evaluating the effect of this amendment on our consolidated financial statements.

In September 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or as two separate consecutive statements. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity. This amendment is effective for fiscal and interim periods beginning after December 15, 2011.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994 through September 30, 2011, we have completed 52 term securitizations of approximately $6.9 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two in 2008, one in 2010 and two to date in 2011. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our  securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related automobile contracts, and have been treated as sales for financial accounting purposes.  On September 28, 2011 we completed our 52nd term securitization.

Since the fourth quarter of 2007 and through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have gradually increased our contract purchases. To do so, we have used a $50 million credit facility that we established in September 2009, another $50 million term funding facility that we established in March 2010, and credit facilities established thereafter.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we increased our short-term funding capacity by $200 million with the establishment of a new $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011.  We have completed two on balance sheet securitizations to date in 2011:  (i) one in April 2011 consisting of $104.5 million of receivables purchased primarily in 2010 and 2011; and (ii) one in September 2011 consisting of $111.0 million of newly purchased receivables.  In addition, in June 2011 we restructured the March 2010 term funding facility to get the senior notes rated and issued $9.8 million in three tranches of new subordinated notes.  Although we have seen improvements in the capital markets in 2010

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and 2011 as compared to 2008 and 2009, if the trend of improvement in the markets for asset-backed securities should reverse, or if we should be unable to obtain additional contract financing facilities or to complete a term securitization of our recently originated receivables, we might curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

Rescission Liability

From May 2005 to July 2010, we conducted a continuous public offering of subordinated notes, pursuant to a registration statement that was declared effective by the SEC in May 2005. In July 2010, we learned that, pursuant to a rule of the SEC, we were no longer permitted to offer and sell our subordinated notes in reliance upon that registration statement. Consequently, certain investors who purchased or renewed such subordinated notes prior to the effectiveness of the new registration statement for such subordinated notes on December 13, 2010 may have a statutory right to rescind their purchase or renewal for a period of up to twelve months from the date of their purchase or renewal. As a result, we may have rescission liability and could be required to repurchase some or all of such subordinated notes at the original sales price plus statutory interest, less the amount of any income received by the purchasers. As of September 30, 2011, there were approximately $885,000 of such subordinated notes (excluding any subordinated notes subsequently repaid) purchased or renewed after September 30, 2010, but before December 13, 2010, for which we may have rescission liability.

Derivative Financial Instruments

   We do not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, from 2008 to 2010, we issued warrants to purchase the Company’s common stock in conjunction with various debt financing transactions. Certain of these warrants issued contain "down round" or reset features that are subject to classification as liabilities for financial statement purposes. These liabilities are measured at fair value, with the changes in fair value at the end of each period reflected as current period income or loss. Accordingly, changes to the market price per share of our common stock underlying these warrants with "down round" or price reset features directly affect the fair value computations for these derivative financial instruments. The effect is that any increase in the market price per share of our common stock also increases the related liability, which in turn would result in a current period loss. Conversely, any decrease in the market price per share of our common stock also decreases the related liability, which in turn would result in a current period gain. We use a binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants. In computing the fair value of the warrant liabilities at the end of each period, we use significant judgments with respect to the risk free interest rate, the volatility of our stock price, and the estimated life of the warrants. The effects of these judgments, if proven incorrect, could have a significant effect on our financial statements. The warrant liabilities are included in Accounts payable and accrued expenses on our consolidated balance sheets.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facility contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for four of our 12 currently outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The remaining transaction insured by this particular note insurer does not contain financial covenants.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the remaining four securitizations insured by different parties we have been receiving waivers for certain financial and operating covenants on a monthly or quarterly basis as summarized below:

Financial covenant	Applicable Standard	Status Requiring Waiver (as of or for the quarter ended September 30, 2011)
Adjusted net worth (I)	$87.6 million	$(11.2) million
Leverage	Between 0 and 4.5:1	(11.0):1
Adjusted net worth (II)	$95.3 million	$(11.2) million

The adjusted net worth covenants are covenants to maintain minimum levels of adjusted net worth, defined as our consolidated book value under GAAP with the exclusion of intangible assets such as goodwill. There are two separate adjusted net worth covenants because there are two separate note insurers that have this covenant in their related securitization agreements. The leverage covenant requires that we not exceed the specified ratio of debt over the defined adjusted net worth. Debt is defined in this covenant to mean consolidated liabilities less warehouse lines of credit and securitization trust debt; using this definition at September 30, 2011, we had debt of $123.9 million.

  Without the waivers we have received from the related note insurers, we would have been in violation of covenants relating to minimum net worth and maximum leverage levels with respect to four of our 12 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. To the extent that principal payments on the subordinated notes are delayed, we will incur greater interest expense on the subordinated notes than we would have without the required increase to the related spread accounts.  As of the date of this report, cash is being diverted to the related spread accounts in four transactions.  In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although our termination as servicer has been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $192.4 million of the $543.2 million of securitization trust debt outstanding at September 30, 2011. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. It is our opinion, however, that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  We believe that the note insurers recognize that diligent telephonic contact and continuity of the relationship between the servicer and the obligor are critical and that a transfer of servicing to a third party servicer could cause interruptions in the collection effort that would result in substantially greater losses than would have occurred without the transfer.  In addition, it is generally acknowledged that third party servicers typically do not have as much incentive to maximize portfolio performance as does the entity that holds the credit risk of the receivables.  Nevertheless, there can be no assurance that our opinions and beliefs are correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly or quarterly basis, pursuant to the servicing agreements.

Correction of Immaterial Error

In the first quarter of 2011, we revised our consolidated financial statements for the years ended December 31, 2009 and 2010, including the quarters therein, due to corrections of immaterial prior years’ errors identified in

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the current year. We understated derivative liabilities and mis-stated interest expense for 2009 and 2010, primarily related to the accounting treatment of derivative liabilities associated with certain warrants we issued in conjunction with various debt financing transactions.  The warrants involved are those referenced above as having reset features. The result of the correction included a decrease of previously reported net loss by $649,000 for the year ended December 31, 2010, a decrease in the previously reported net loss by $1.1 million for the nine months ended September 30, 2010 and a decrease of previously reported net loss of $1.1 million for the three months ended September 30, 2010. Basic and diluted loss per common share decreased by $0.04 per share from previously reported amounts as of the December 31, 2010 and decreased by $0.06 per share for the three and nine months ended September 30, 2010, respectively.  Net shareholders’ equity decreased by $1.6 million and $2.1 million, respectively compared to the amounts previously reported as of September 30, 2010 and December 31, 2010.

Finance Receivables and Related Debt Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables, and debt incurred secured by these receivables, are recorded on our balance sheet at fair value.  There are no level 1 or level 2 inputs (as described by ASC 820) available to us for measurement of such receivables, or for the related debt.   Our level 3, unobservable inputs reflect our own assumptions about the factors that market participants use in pricing similar receivables and debt, and are based on the best information available in the circumstances. The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in different estimates of fair value.  Those estimated values may differ significantly from the values that would have been used had a readily available market for such receivables or debt existed, or had such receivables or debt been liquidated, and those differences could be material to the financial statements.

 (2) Finance Receivables

Our portfolio of finance receivables consists of small-balance homogeneous contracts comprising a single segment and class that is collectively evaluated for impairment on a portfolio basis according to delinquency status. Our contract purchase guidelines are designed to produce a homogenous portfolio. For key terms such as interest rate, length of contract, monthly payment and amount financed, there is relatively little variation from the average for the portfolio.  We report delinquency on a contractual basis. Once a Contract becomes greater than 90 days delinquent, we do not recognize additional interest income until the obligor under the Contract makes sufficient payments to be less than 90 days delinquent. Any payments received on a Contract that is greater than 90 days delinquent are first applied to accrued interest and then to principal reduction.

The following table presents the components of Finance Receivables, net of unearned interest:

	September 30,	December 31,
	2011	2010
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$514,467	$576,090
Less: Unearned acquisition fees and originations costs	(17,352)	(10,469)
Finance Receivables	$497,115	$565,621

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included.  The period of delinquency is based on the number of days a payment is past its due date, as extended where applicable.  In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems.  We consider such extensions to be insignificant delays in payments rather than troubled debt

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

restructurings.  The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month.  In some cases, a two-month extension may be granted.  There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest.  Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings.  The following table summarizes the delinquency status of finance receivables as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(In thousands)
Deliquency Status
Current	$491,823	$541,375
31 - 60 days	9,455	16,784
61 - 90 days	6,369	9,453
91 + days	6,820	8,478
	$514,467	$576,090

Finance receivables totaling $9.7 million and $13.3 million at September 30, 2011 and December 31, 2010, respectively, including all receivables greater than 90 days delinquent have been placed on non-accrual status as a result of their delinquency status.

  We use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. The estimate for probable credit losses is reduced by our estimate for future recoveries on previously incurred losses.  Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. For finance receivables originated through December 31, 2010 we established the allowance at the time of the acquisition of the receivable.  Beginning January 1, 2011, we establish the allowance for new receivables over the twelve-month period following their acquisition. The following table presents a summary of the activity for the allowance for credit losses for the three month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)		(In thousands)
Balance at beginning of period	$10,284	$27,375	$13,168	$38,274
Provision for credit losses on finance receivables	3,982	7,036	12,034	25,742
Charge-offs	(8,000)	(18,637)	(27,796)	(62,651)
Recoveries	3,503	5,424	12,363	19,833
Balance at end of period	$9,769	$21,198	$9,769	$21,198

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2011	2010
	(In thousands)
Gross balance of repossessions in inventory	$9,409	$21,046
Allowance for losses on repossessed inventory	(4,955)	(16,278)
Net repossessed inventory included in other assets	$4,454	$4,768

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	September 30,	December 31,
	2011	2010
Finance Receivables Measured at Fair Value	(In thousands)

Finance receivables and accrued interest, net of unearned interest	$212,847	$-
Less: Accretable discount	(20,229)	-
Finance receivables measured at fair value	$192,618	$-

The following table summarizes the delinquency status of finance receivables measured at fair value as of September 30, 2011 and December 31, 2010 (we held no such receivables at December 31, 2010):

	September 30,	December 31,
	2011	2010
	(In thousands)
Deliquency Status
Current	$196,275	$-
31 - 60 days	11,132	-
61 - 90 days	2,460	-
91 + days	1,178	-
	$211,045	$-

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2011	Principal	2011	2010	2011
	(Dollars in thousands)
CPS 2005-C	March 2012	$-	$183,300	$-	$5,481	-
CPS 2005-D	July 2012	-	145,000	-	6,573	-
CPS 2006-A	November 2012	-	245,000	-	16,765	-
CPS 2006-B	January 2013	8,598	257,500	11,965	29,196	7.16%
CPS 2006-C	June 2013	12,111	247,500	20,724	35,499	7.02%
CPS 2006-D	August 2013	16,994	220,000	20,358	38,493	6.11%
CPS 2007-A	November 2013	29,716	290,000	40,356	64,166	6.42%
CPS 2007-TFC	December 2013	7,139	113,293	10,048	17,029	6.59%
CPS 2007-B	January 2014	41,820	314,999	50,621	86,355	6.66%
CPS 2007-C	May 2014	52,612	327,499	63,643	100,107	6.85%
CPS 2008-A	October 2014	65,433	310,359	91,442	125,593	8.24%
Delayed Draw Notes	January 2018	43,075	9,174	40,957	42,465	9.43%
CPS 2011-A	April 2018	91,051	100,364	83,598	-	3.78%
CPS 2011-B	September 2018	109,379	109,936	109,483	-	4.29%
		$477,928	$2,873,924	$543,195	$567,722
_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $82.0  million in 2011, $222.3 million in 2012, $121.2 million in 2013, $58.2 million in 2014, $40.4 million in 2015 and $19.1 million in 2016.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $208.1 million, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

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

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of September 30, 2011, restricted cash under the various agreements totaled approximately $128.9 million. Interest expense on the

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(5) Interest Income

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Interest on Finance Receivables	$29,805	$32,458	$85,349	$105,410
Residual interest income	205	204	600	877
Other interest income	226	263	683	785
Interest income	$30,236	$32,925	$86,632	$107,072

(6) Earnings (Loss) Per Share

Earnings (loss) per share for the three-month and nine-month periods ended September 30, 2011 and 2010 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during
the period used to compute basic earnings (loss) per share	19,821	17,309	18,794	17,530
Incremental common shares attributable to exercise of
outstanding options and warrants	-	-	-	-
Weighted average number of common shares used to compute
diluted earnings (loss) per share	19,821	17,309	18,794	17,530

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings (loss) per share calculation for the three-month and nine-month periods ended September 30, 2011 would have included an additional 2.8 million and 3.0 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010, there were 2.8 million and 3.3 million shares, respectively, attributable to the exercise of outstanding options and warrants.

(7) Income Taxes

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

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely. Our net deferred tax asset of $15.0 million as of September 30, 2011 is net of a valuation allowance of $61.4 million.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit will not be realized. The expense to create the valuation allowance is recorded as additional income tax expense in the period the valuation allowance is established. During the first nine months of 2011, we increased our valuation allowance by $4.8 million, which was offset by the increase in our gross deferred tax assets, resulting in no change to the our deferred tax assets and no income tax expense for the period.

In determining the possible future realization of deferred tax assets, we have considered the taxes paid in the current and prior years that may be available to recapture, as well as future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Our tax planning strategies include the prospective sale of certain assets such as finance receivables, residual interests in securitized finance receivables, charged off receivables and base servicing rights.  The expected proceeds for such asset sales have been estimated based on our expectation of what buyers of the assets would consider to be reasonable assumptions for net cash flows and required rates of return for each of the various asset types.  Our estimates for net cash flows and required rates of return are subjective and inherently subject to future events that may significantly affect actual net proceeds we may receive from executing our tax planning strategies.

We believe such asset sales can produce at least $37.5 million in taxable income within the relevant carryforward period. Such strategies could be implemented without significant effect on our core business or our ability to generate future growth. The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.

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

In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against us in a separate action, which is now pending in federal district court in Rhode Island. We have filed counterclaims in the Rhode Island federal court against Mr. Pardee, and have filed a separate action against Mr. Pardee's Rhode Island attorneys, in the same court. As of December 31, 2010, these actions in the court in Rhode Island had been stayed, awaiting resolution of an adversary action brought against Mr. Pardee in the bankruptcy court, which is hearing the bankruptcy of Stanwich.

On April 6, 2011, that adversary action was dismissed, pursuant to an agreement between us and the representative of creditors in the Stanwich bankruptcy.  Under that agreement, CPS has paid the bankruptcy estate $800,000 and abandoned its claims against the estate, and the estate has abandoned its adversary action against Mr. Pardee.  The entire payment in this matter was included in our legal contingency liability as of December 31, 2010.  With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved, without his incurring any liability.  Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred.  The stay in the action against us in Rhode Island has been lifted, and a trial is scheduled for November 2012.

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

We have recorded a liability as of September 30, 2011 that we believe represents an appropriate allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDESED CONSOLIDATED FINANCIAL STATEMENTS

(9) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger.  We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and nine-month periods ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-	$-	$-
Interest Cost	228	241	684	723
Expected return on assets	(237)	(222)	(711)	(667)
Amortization of transition (asset)/obligation	-	-	-	-
Amortization of net (gain) / loss	112	127	336	382
Net periodic cost (benefit)	$103	$146	$309	$438

We contributed $529,000 to the Plan during the nine-month period ended September 30, 2011 and we anticipate making contributions in the amount of $137,000 for the remainder of 2011.

 (10) Fair Value Measurements

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

Certain warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contain features that make them subject to derivative accounting. We valued these warrants using a binomial valuation model using a weighted average volatility assumption of 41%, weighted average term of 8 years and a risk free rate of 3.3%. We estimated the value of these warrants to be $1.2 million, which is classified as a liability on our consolidated balance sheet as of September 30, 2011.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained were sold in September 2010 in the re-securitization transaction described in Note 1. In the same transaction, the residual interest was reduced by $1.5 million.  The residual interest in such securitization is $4.2 million as of September 30, 2011 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 20% per annum and a cumulative net loss rate of 13%. The assumptions we use are based on historical

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions. No gain or loss was recorded as a result of the re-securitization transaction described above.

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using Level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2011, the finance receivables related to the repossessed vehicles in inventory totaled $9.4 million. We have applied a valuation adjustment of $4.9 million, resulting in an estimated fair value and carrying amount of $4.5 million.

We have no Level 3 assets that are measured at fair value on a nonrecurring basis.  The table below presents a reconciliation for Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Residual Interest in Securitizations:
Balance at beginning of period	$4,048	$4,839	$3,841	$4,316
Residual interest reduction upon re-securitization	-	(1,497)	-	(1,497)
Included in earnings	171	354	378	877
Balance at end of period	$4,219	$3,696	$4,219	$3,696

Warrant Derivative Liability:
Balance at beginning of period	$1,595	$2,017	$1,639	$1,544
Transfers into Level 3	-	-	-	400
Included in earnings	(350)	(960)	(394)	(887)
Balance at end of period	$1,245	$1,057	$1,245	$1,057

In September 2011, we acquired $217.8 million of finance receivables from Fireside Bank for a purchase price of $201.3 million.  The receivables were acquired by our wholly-owned special purpose subsidiary, CPS Fender Receivables, LLC, which issued a note for $197.3 million, with a fair value of $196.5 million.  Since the Fireside receivables were originated by another entity with its own underwriting guidelines and procedures, we have elected to account for the Fireside receivables and the related debt secured by those receivables at their estimated fair values so that changes in fair value will be reflected in our results of operations as they occur.  Interest income from the receivables and interest expense on the note are included in interest income and interest expense, respectively.  Changes to the fair value of the receivables and debt are also to be included in interest income and interest expense, respectively.  Our level 3, unobservable inputs reflect the our own assumptions about the factors that market participants use in pricing similar receivables and debt, and are based on the best information available in the circumstances. They include such inputs as estimated net charge-offs and timing of the amortization of the portfolio of finance receivables.  The table below presents a reconciliation of the acquired finance receivables and related debt measured at fair value on a recurring basis using significant unobservable inputs:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three and Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$-	$-
Acquisitions	199,554	-
Payments on finance receivables at fair value	(6,886)
Discount accretion	(50)	-
Balance at end of period	$192,618	$-

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$-	$-
New issuances	196,473	-
Adjustment for level yield expense on debt	240	-
Balance at end of period	196,713	-
Reduction for principal payments collected and payable	(8,313)
Adjusted balance at end of period	$188,400	$-

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	September 30, 2011		December 31, 2010
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$210,910	$192,618	$-	$-

Debt secured by Fireside receivables portfolio	197,262	196,713	-	-

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of September 30, 2011 and December 31, 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at September 30, 2011 and December 31, 2010, were as follows:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
Financial Instrument	Value	Value	Value	Value
	(In thousands)
Assets:
Cash and cash equivalents	$9,379	$9,379	$16,252	$16,252
Restricted cash and equivalents	128,920	128,920	123,958	123,958
Finance receivables, net	487,346	505,079	552,453	538,484
Finance receivables measured at fair value	192,422	192,422	-	-
Residual interest in securitizations	4,219	4,219	3,841	3,841
Accrued interest receivable	5,259	5,259	6,165	6,165
Liabilities:
Warrant derivative liability	$1,245	$1,245	$1,639	$1,639
Warehouse lines of credit	17,637	17,637	45,564	45,564
Accrued interest payable	6,508	6,508	3,897	3,897
Residual interest financing	25,562	25,562	39,440	39,440
Securitization trust debt	543,195	550,149	567,722	593,041
Debt secured by receivables measured at fair value	197,262	197,262	-	-
Senior secured debt	53,497	53,497	44,873	44,873
Subordinated renewable notes	20,880	20,880	20,337	20,337

Cash, Cash Equivalents and Restricted Cash

The carrying value equals fair value.

Finance Receivables, net

The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar receivables could be originated.

Fair Value Receivables and Receivable Financing Debt at Fair Value

The carrying value equals fair value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty finance company focused on consumers who have limited credit histories, low incomes or past credit problems, whom we refer to as sub-prime customers. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to sub-prime customers of dealers.  We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in four merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) lent money directly to consumers for an immaterial amount of vehicle purchase money loans.  In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through September 30, 2011, we have purchased a total of approximately $9.0 billion of automobile contracts from dealers.  In addition, we have purchased a total of approximately $822.8 million of automobile contracts in four acquisitions completed in 2002, 2003, 2004 and 2011.  From January 2008 through August 2011, our total managed portfolio decreased as a result of the credit crisis.  From January 2008 through September 2009 our strategy was to reduce contract purchases to conserve our liquidity in response to adverse economic conditions as discussed further below.  Since October 2009, we have been gradually increasing our new contract purchases with funding from four contract financing facilities established in September 2009, March 2010, December 2010 and February 2011 as further described below.   Our total managed portfolio was approximately $827.8 million at September 30, 2011 compared to $843.0 million at September 30, 2010.

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

Since the third quarter of 2003 through September 30, 2011, we have conducted 27 term securitizations. Of these, 21 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. Three of the 27 securitizations included contracts from either our acquired portfolios, our subsidiary TFC that served vehicle purchasers enlisted in the U.S. Armed Forces, or contracts that we repurchased from prior securitizations.  In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. In September 2010, we completed a securitization (2010-A) of receivables that were originally securitized in our September 2008 securitization.  The 2010-A bonds were issued at a lower weighted average coupon than the original 2008 securitization and the proceeds were used to retire the bonds of the original September 2008 securitization.  Since July 2003 all of our securitizations have been structured as secured financings, except our September 2008 and September 2010 securitizations.  Each of those two transactions was in substance a sale of the underlying receivables, and is treated as a sale for financial accounting purposes.  In September 2011 we completed our second rated term securitization of 2011 and our third since April 2008.

Portfolio Acquisitions

As stated above, we have acquired approximately $822.8 million in finance receivables through four acquisitions.  These transactions took place in 2002, 2003, 2004 and, most recently, in September  2011.  The September 2011 acquisition consisted of approximately $217.8 million of finance receivables that we purchased from Fireside Bank of Pleasanton, California.

Uncertainty of Capital Markets and General Economic Conditions

Historically, we have depended upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. From 1994 through September 30, 2011, we have completed 52 term securitizations of approximately $6.9 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two in 2008, one in 2010 and two to date in 2011. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our  securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes.  On September 28, 2011 we completed our 52nd term securitization.

Since the fourth quarter of 2007 and through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have gradually increased our contract purchases. To do so, we have used a $50 million credit facility that we established in September 2009, another $50 million term funding facility that we established in March 2010, and credit facilities established thereafter.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and to issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we increased our short-term funding capacity by $200 million with the establishment of a new $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011.  We have completed two securitizations to date in 2011:  (i) one in April 2011 consisting of $104.5 million of receivables purchased primarily in 2010 and 2011; and (ii) one in September 2011 consisting of $111.0 million of newly purchased receivables.  In addition, in June 2011 we restructured the March 2010 term funding facility to get the senior notes rated and issued $9.8 million in three tranches of new subordinated notes.  Although we have seen improvements in the capital markets in 2010 and 2011 as compared to 2008 and 2009, if the trend of improvement in the markets for asset-backed securities should reverse, or if we should be unable to obtain additional contract financing facilities or to complete a term securitization of our recently originated receivables, we might curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facility contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels and maximum financial losses. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for four of our 12 currently outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The remaining transaction insured by this particular note insurer does not contain financial covenants.

For the remaining four securitizations insured by different parties we have been receiving waivers for certain financial and operating covenants on a monthly or quarterly basis as summarized below:

Financial covenant	Applicable Standard	Status Requiring Waiver (as of or for the quarter ended September 30, 2011)
Adjusted net worth (I)	$87.6 million	$(11.2) million
Leverage	Between 0 and 4.5:1	(11.0) : 1
Adjusted net worth (II)	$95.3 million	$(11.2) million

The adjusted net worth covenants are covenants to maintain minimum levels of adjusted net worth, defined as our consolidated book value under GAAP with the exclusion of intangible assets such as goodwill. There are two separate adjusted net worth covenants because there are two separate note insurers that have this covenant in their related securitization agreements. The leverage covenant requires that we not exceed the specified ratio of debt over the defined adjusted net worth. Debt is defined in this covenant to mean consolidated liabilities less warehouse lines of credit and securitization trust debt; using this definition at September 30, 2011, we had debt of $123.9 million.

  Without the waivers we have received from the related note insurers, we would have been in violation of covenants relating to minimum net worth and maximum leverage levels with respect to four of our 12 currently outstanding securitization transactions.  Upon such an event of default, and subject to the right of the related note insurers to waive such terms, the agreements governing the securitizations call for payment of a default insurance premium, ranging from 25 to 100 basis points per annum on the aggregate outstanding balance of the related insured senior notes, and for the diversion of all excess cash generated by the assets of the respective securitization pools into the related spread accounts to increase the credit enhancement associated with those transactions. The cash so diverted into the spread accounts would otherwise be used to make principal payments on the subordinated notes in each related securitization or would be released to us. To the extent that principal payments on subordinated notes are delayed, we will incur greater interest expense on the subordinated notes than we would have without the required increase to the related spread accounts.   As of the date of this report, cash is being diverted to the related spread accounts in six transactions.  In addition, upon an event of default, the note insurers have the right to terminate us as servicer.  Although our termination as servicer has been waived, we are paying default premiums, or their equivalent, with respect to insured notes representing $192.4 million of the $543.2 million of securitization trust debt outstanding at September 30, 2011. It should be noted that the principal amount of such securitization trust debt is not increased, but that the increased insurance premium is reflected as increased interest expense.  Furthermore, such waivers are temporary, and there can be no assurance as to their future extension. It is our opinion, however, that we will obtain such future extensions of our servicing agreements because it is generally not in the interest of any party to the securitization transaction to transfer servicing. We believe that the note insurers recognize that diligent telephonic contact and continuity of the relationship between the servicer and the obligor are critical and that a transfer of servicing  could cause interruptions in the collection effort that would result in substantially greater losses than would have occurred without the transfer.  In addition, it is generally acknowledged that third party servicers typically do not have as much incentive to maximize portfolio performance as does the entity that holds the credit risk of the receivables. Nevertheless, there can be no assurances that our opinions and beliefs are correct.  Were an insurance company in the future to exercise its option to terminate such agreements or to pursue other remedies, such remedies could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the affected transactions. Our note insurers continue to extend our term as servicer on a monthly or quarterly basis, pursuant to the servicing agreements.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2011 with the three months ended September 30, 2010

Revenues.  During the three months ended September 30, 2011, revenues were $33.8 million, a decrease of $3.0 million, or 8.1%, from the prior year revenue of $36.8 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the three months ended September 30, 2011 decreased $2.7 million, or 8.2%, to $30.2 million from $32.9 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $1.0 million in the three months ended September 30, 2011 decreased $782,000, or 44.3%, from $1.8 million in the prior year.  The decrease in servicing fees is due to the amortization and resulting decrease in the principal balance of the two portfolios on which we earn base servicing fees.  We earned base servicing fees on our September 2010 term securitization transaction (a re-securitization of the remaining receivables from the September 2008 securitization, treated as a sale for financial accounting purposes) and on a portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.  As of September 30, 2011 and 2010, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$734.8	88.8%	$657.6	78.0%
Owned by Non-Consolidated Subsidiaries	51.7	6.2%	95.8	11.4%
Third Party Portfolio	41.3	5.0%	89.6	10.6%
Total	$827.8	100.0%	$843.0	100.0%

At September 30, 2011, we were generating income and fees on a managed portfolio with an outstanding principal balance of $827.8 million (this amount includes $51.7 million of automobile contracts on which we earn servicing fees and a residual interest and also includes another $41.3 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $843.0 million as of September 30, 2010. At September 30, 2011 and 2010, the managed portfolio composition was as follows:

	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$572.5	69.2%	$741.6	88.0%
Fireside	210.9	25.5%	-	0.0%
TFC	3.1	0.4%	11.8	1.4%
Third Party Portfolio	41.3	5.0%	89.6	10.6%
Total	$827.8	100.0%	$843.0	100.0%

Other income increased by $487,000, or 23.1%, to $2.6 million in the three months ended September 30, 2011 from $2.1 million during the prior year.  Other income consists primarily of sales tax refunds, convenience fees paid by our customers for certain electronic payments, fees paid to us by dealers for lead generation and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.  For the three months ended September 30, 2011, other income related to our direct mail products increased by $956,000 and offset decreases in the remaining other income categories compared to the prior year period. Our direct mail products consist of highly targeted, single purpose mailings providing prospective automobile purchasers with an offer of vehicle financing.

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

Total operating expenses were $37.9 million for the three months ended September 30, 2011, compared to $39.2 million for the prior year, a decrease of $1.3 million, or 3.5%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it.

Employee costs increased by $656,000, or 8.6%, to $8.3 million during the three months ended September 30, 2011, representing 21.8% of total operating expenses, from $7.6 million for the prior year, or 18.9% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new contract purchases.  Since December 2009, however, as we have gradually acquired additional financing resources and increased our contract purchase volumes, we have added employees in our Originations and Marketing departments.  These additions have offset reductions in our Servicing department staff that have been necessary as our total managed portfolio has decreased.  In addition, we hired approximately 65 new Servicing department employees in September 2011 in connection with our acquisition of the Fireside portfolio.  At September 30, 2011 we had 525 employees, compared to 435 employees at September 30, 2010.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $3.3 million, a decrease of 8.5%, compared to the previous year and represented 8.7% of total operating expenses.

Interest expense for the three months ended September 30, 2011 was unchanged at $19.0 million compared to the previous year. Interest on securitization trust debt decreased by $3.0 million in the three months ended

September 30, 2011 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $1.4 million. The increase is due primarily to our issuance since December 2010 of $35.8 million in new senior secured debt.  Interest expense on residual interest financing decreased $658,000 in the three months ended September 30, 2011 compared to the prior year as a result of continued principal amortization.  Interest expense on warehouse debt increased by $1.6 million for the three months ended September 30, 2011 compared to the prior year as a result of our increased contract purchases in during 2011. The interest expense related to the value of outstanding warrants resulted in a decrease of $350,000 in interest expense for the current period compared to a decrease of $1.1 million in the same period in the prior year (please see Derivative Financial Instruments, above, for further detail on the accounting for these warrants).

Provision for credit losses was $4.0 million for the three months ended September 30, 2011, a decrease of $3.0 million, or 43.4% compared to the prior year and represented 10.5% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated.  The decrease in provision expense is the result of the decrease in the size and the increase in the average age of the portfolio owned by our consolidated subsidiaries.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of training programs, lead sales, and direct mail products that we offer our dealers.  Marketing expenses increased by $1.3 million, or 119.1%, to $2.3 million, compared to $1.0 million in the previous year, and represented 6.2% of total operating expenses.  As a result of our additional credit facilities compared to the prior year, we were able to purchase 5,072 contracts representing $81.2 million in principal balances in the current period compared to 2,359 contracts representing $35.3 in principal balances in the prior year.

Occupancy expenses increased by $48,000 or 6.3%, to $811,000 compared to $763,000 in the previous year and represented 2.1% of total operating expenses.

Depreciation and amortization expenses decreased by $10,000 or 5.7%, to $169,000 compared to $180,000 in the previous year and represented 0.4% of total operating expenses.

For the three months ended September 30, 2011, we recorded no net tax benefit and added $1.3 million to the valuation allowance for our deferred tax assets.  As of September 30, 2011, our net deferred tax asset of $15.0 million is net of a valuation allowance of $61.4 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Comparison of Operating Results for the nine months ended September 30, 2011 with the nine months ended September 30, 2010

Revenues.  During the nine months ended September 30, 2011, revenues were $97.4 million, a decrease of $22.5 million, or 18.8%, from the prior year revenue of $119.9 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the nine months ended September 30, 2011 decreased $20.5 million, or 19.1%, to $86.6 million from $107.1 million in the prior year. The primary reason for the decrease in interest income is the decrease in finance receivables held by consolidated subsidiaries.

Servicing fees totaling $3.5 million in the nine months ended September 30, 2011 decreased $2.6 million, or 42.3%, from $6.1 million in the prior year.  The decrease in servicing fees is due to the amortization and resulting decrease in the principal balance of the two portfolios on which we earn base servicing fees.  We earned base servicing fees on our September 2010 term securitization transaction (a re-securitization of the remaining receivables from the September 2008 securitization and is treated as a sale for financial accounting purposes) and on a portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of

CompuCredit Corporation.  As of September 30, 2011 and 2010, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries	$734.8	88.8%	$657.6	78.0%
Owned by Non-Consolidated Subsidiaries	51.7	6.2%	95.8	11.4%
Third Party Portfolio	41.3	5.0%	89.6	10.6%
Total	$827.8	100.0%	$843.0	100.0%

At September 30, 2011, we were generating income and fees on a managed portfolio with an outstanding principal balance of $827.8 million (this amount includes $51.7 million of automobile contracts on which we earn servicing fees and a residual interest and also includes another $41.3 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $843.0 million as of September 30, 2010. At September 30, 2011 and 2010, the managed portfolio composition was as follows:

	September 30, 2011		September 30, 2010
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$572.5	69.2%	$741.6	88.0%
Fireside	210.9	25.5%	-	0.0%
TFC	3.1	0.4%	11.8	1.4%
Third Party Portfolio	41.3	5.0%	89.6	10.6%
Total	$827.8	100.0%	$843.0	100.0%

Other income increased by $477,000, or 7.1%, to $7.2 million in the nine months ended September 30, 2011 from $6.7 million during the prior year.  Other income consists primarily of sales tax refunds, convenience fees charged to our borrowers for certain electronic payments, fees paid to us by dealers for lead generation and certain direct mail products that we offer, and recoveries on portfolios that we previously acquired through acquisitions.  For the nine months ended September 30, 2011, other income related to our direct mail products increased by $2.8 million and offset decreases in the remaining other income categories compared to the prior year period. Our direct mail products consist of highly targeted, single purpose mailings providing prospective automobile purchasers with an offer of vehicle financing.

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

Total operating expenses were $112.1 million for the nine months ended September 30, 2011, compared to $133.5 million for the prior year, a decrease of $21.4 million, or 16.0%. The decrease is primarily due to the continued decline in the balance of our outstanding managed portfolio and the related costs to service it.

Employee costs decreased by $1.7 million, or 6.9%, to $23.3 million during the nine months ended September 30, 2011, representing 20.8% of total operating expenses, from $25.1 million for the prior year, or 18.6% of total operating expenses.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new contract purchases.  Since December 2009, however, as we have gradually acquired additional financing resources and increased our contract purchase volumes, we have added employees in our Originations and Marketing departments.  These additions have offset reductions in our Servicing department staff that have been necessary as our total managed portfolio has decreased.  In addition, we hired approximately 65 new Servicing department employees in September 2011 in connection with the acquisition of the Fireside portfolio.  At September 30, 2011 we had 525 employees compared to 435 employees at September 30, 2010.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $10.7 million, a decrease of 28.9%, compared to the previous year and represented 9.5% of total operating expenses.

Interest expense for the nine months ended September 30, 2011 decreased $4.8 million, or 7.8%, to $57.4 million, compared to $62.2 million in the previous year. The decrease is primarily the result of the decline in our securitization trust debt. Interest on securitization trust debt decreased by $13.1 million in the nine months ended September 30, 2011 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $ 4.1 million.  The increase is due primarily to our issuance since December 2010 of $35.8 million in new senior secured debt.  Interest expense on residual interest financing decreased $394,000 in the nine months ended September 30, 2011 compared to the prior year as a result of continued principal amortization.  Interest expense on warehouse debt increased by $4.9 million for the nine months ended September 30, 2011 compared to the prior year as a result of our increased contract purchases in 2011.    The interest expense related to the value of outstanding warrants resulted in an decrease of $394,000  to interest expense for the current period compared to a decrease of $1.1 million for the same period in the prior year (please see Derivative Financial Instruments, above, for further detail on the accounting for these warrants).

Provision for credit losses was $12.0 million for the nine months ended September 30, 2011, a decrease of $13.7 million, or 53.3% compared to the prior year and represented 10.7% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated.  The decrease in provision expense is the result of the decrease in the size and the increase in the average age of the portfolio owned by our consolidated subsidiaries.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of training programs, lead sales, and direct mail products that we offer our dealers.  Marketing expenses increased by $3.2 million, or 124.5%, to $5.8 million, compared to $2.6 million in the previous year, and represented 5.2% of total operating expenses.  As a result of our additional credit facilities compared to the prior year, we were able to purchase 12,270 contracts representing $192.0 million in principal balances in the current period compared to 5,324 contracts representing $79.4 in principal balances in the prior year.

Occupancy expenses were $2.3 million, unchanged from the previous year, and represented 2.1% of total operating expenses.

Depreciation and amortization expenses increased by $17,000 or 3.6%, to $495,000 compared to $478,000 in the previous year and represented 0.3% of total operating expenses.

For the nine months ended September 30, 2011, we recorded no net tax benefit and added $4.8 million to the valuation allowance for our deferred tax assets.  As of September 30, 2011, our net deferred tax asset of $15.0 million is net of a valuation allowance of $61.4 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time.   Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease.  The weighted average seasoning of our portfolio represented in the tables below was 30 months, 37 months and 37 months as of September 30, 2011, December 31, 2010, and September 30, 2010 respectively.   The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing as of the respective dates shown. The tables do not include the experience of third party servicing portfolios.

Delinquency Experience (1)
Total Owned Portfolio Excluding Fireside

	September 30, 2011			September 30, 2010		December 31, 2010
	Number of			Number of		Number of
	Contracts		Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	.	70,905	$575,578	90,181	$753,499	84,601	$681,157
Period of delinquency (2)	.
31-60 days	.	1,931	10,954	3,113	22,684	2,856	19,168
61-90 days	.	1,109	7,015	1,647	12,788	1,537	10,872
91+ days	.	1,109	7,259	1,146	8,988	1,233	9,067
Total delinquencies (2)	.	4,149	25,228	5,906	44,460	5,626	39,107
Amount in repossession (3)	.	2,171	10,492	2,627	20,626	3,263	23,290
Total delinquencies and amount in repossession (2)	.	6,320	$35,720	8,533	$65,086	8,889	$62,397

Delinquencies as a percentage of gross servicing portfolio	.	5.9%	4.4%	6.5%	5.9%	6.7%	5.7%
	.
Total delinquencies and amount in repossession as	.
a percentage of gross servicing portfolio	.	8.9%	6.2%	9.5%	8.6%	10.5%	9.2%

Extension Experience
Contracts with one extension, performing		13,583	$88,318	19,748	$168,204	16,151	$124,066
Contracts with two or more
extensions, performing		11,090	76,662	12,156	105,483	11,307	91,310
		24,673	164,980	31,904	273,687	27,458	215,376

Contracts with one extension, non-accrual		1,093	5,835	1,571	12,601	1,598	11,138
Contracts with two or more
extensions, non-accrual		1,781	10,375	1,746	14,801	1,919	14,327
		2,874	16,210	3,317	27,402	3,517	25,465

Total contracts with extensions		27,547	$181,190	35,221	$301,089	30,975	$240,841

Delinquency Experience (1)
Fireside Portfolio

	September 30, 2011
	Number of
	Contracts	Amount

Delinquency Experience
Gross servicing portfolio (1)	38,580	$211,045
Period of delinquency (2)
31-60 days	2,188	11,132
61-90 days	538	2,460
91+ days	232	1,178
Total delinquencies (2)	2,958	14,770
Amount in repossession (3)	130	990
Total delinquencies and amount in repossession (2)	3,088	$15,760

Delinquencies as a percentage of gross servicing portfolio	7.7%	7.0%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	8.0%	7.5%

Extension Experience
Contracts with one extension, performing	32	$227
Contracts with two or more
extensions, performing	-	-
	32	227

Contracts with one extension, non-accrual	-	-
Contracts with two or more
extensions, non-accrual	-	-
	-	-

Total contracts with extensions	32	$227

Delinquency Experience (1)
Total Owned Portfolio

	September 30, 2011			September 30, 2010		December 31, 2010
	Number of			Number of		Number of
	Contracts		Amount	Contracts	Amount	Contracts	Amount

		(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	.	109,485	$786,623	90,181	$753,499	84,601	$681,157
Period of delinquency (2)	.
31-60 days…..…….	.	4,119	22,086	3,113	22,684	2,856	19,168
61-90 days	.	1,647	9,475	1,647	12,788	1,537	10,872
91+ days	.	1,341	8,437	1,146	8,988	1,233	9,067
Total delinquencies (2)	.	7,107	39,998	5,906	44,460	5,626	39,107
Amount in repossession (3)	.	2,301	11,482	2,627	20,626	3,263	23,290
Total delinquencies and amount in repossession (2)	.	9,408	$51,480	8,533	$65,086	8,889	$62,397

Delinquencies as a percentage of gross servicing portfolio	.	6.5%	5.1%	6.5%	5.9%	6.7%	5.7%
	.
Total delinquencies and amount in repossession as	.
a percentage of gross servicing portfolio	.	8.6%	6.5%	9.5%	8.6%	10.5%	9.2%

Extension Experience
Contracts with one extension, performing		13,615	$88,545	19,748	$168,204	16,151	$124,066
Contracts with two or more
extensions, performing		11,090	76,662	12,156	105,483	11,307	91,310
		24,705	165,207	31,904	273,687	27,458	215,376

Contracts with one extension, non-accrual		1,093	5,835	1,571	12,601	1,598	11,138
Contracts with two or more
extensions, non-accrual		1,781	10,375	1,746	14,801	1,919	14,327
		2,874	16,210	3,317	27,402	3,517	25,465

Total contracts with extensions		27,579	$181,417	35,221	$301,089	30,975	$240,841
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
(2) We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the Servicing Agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included.
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1) (3)
Total Owned Portfolio

	September 30	September 30	December 31,
	2011	2010	2010
	(Dollars in thousands)
Average servicing portfolio outstanding	$619,385	$868,961	$827,176
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	6.6%	9.7%	9.0%
_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   September 30, 2011

and September 30, 2010 percentage represents nine months ended September 30, 2011 and September 30, 2010 annualized. December 31, 2010 represents 12 months ended December 31, 2010.
(3) The table does not consider the Fireside portfolio.  The acquisition was completed on September 15, 2011 and there were no Fireside charge-offs from the acquisition date through September 30, 2011.

Extensions

  In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems.  In general, an obligor would not be entitled to more than two such extensions in any 12-month period and no more than six over the life of the contract.  The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month.  In some cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest.  Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings.

 The basic question in deciding to grant an extension is whether or not we will (a) be delaying the inevitable repossession and liquidation or (b) risk losing the vehicle as a result of not being able to locate the obligor and vehicle.  In both of those situations, the loss would likely be higher than if the vehicle had been repossessed without the extension.  The benefits of granting an extension include minimizing current losses and delinquencies, minimizing lifetime losses, getting the obligor’s account current (or close to it) and  building goodwill with the obligor so that he might prioritize us over other creditors on future payments.  Our servicing staff are trained to identify when a past due obligor is facing a temporary problem that may be resolved with an extension.  In most cases, the extension will be granted in conjunction with our receiving a past due payment (and where allowed by law, a nominal fee) from the obligor, thereby indicating an additional monetary and psychological commitment to the contract on the obligor’s part.

  The credit assessment for granting an extension is initially made by our collector, who bases the recommendation on the collector’s discussions with the obligor.  In such assessments the collector will consider, among other things, the following factors: (1) the reason the obligor has fallen behind in payment; (2) whether or not the reason for the delinquency is temporary, and if it is, have conditions changed such that the obligor can begin making regular monthly payments again after the extension; (3) the obligor's past payment history, including past extensions if applicable; and (4) the obligor’s willingness to communicate and cooperate on resolving the delinquency.  If the collector believes the obligor is a good candidate for an extension, he must obtain approval from his supervisor, who will review the same factors stated above prior to offering the extension to the obligor.  After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs.

  We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of subprime automobile receivables.  The table below summarizes the status, as of September 30, 2011, for accounts that received extensions during 2008 and 2009:

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2011	% Active or Paid Off at September 30, 2011	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	13,893	39.0%	16,876	47.4%	4,819	13.5%	14

2009	32,004	14,696	45.9%	11,544	36.1%	5,764	18.0%	10

We view these results as a confirmation of the effectiveness of our extension program.  For the accounts receiving extensions in 2008 and 2009, 39.0% and 45.9%, respectively, were either paid in full or active and performing at September 30, 2011.  Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the 2008 and 2009 extension accounts that ultimately charged off, we consider any that charged off more than six months after the extension to be at least partially successful.  Moreover, for the 2008 and 2009 extensions, of the accounts that charged off, the charge off was incurred, on average, 14 and 10  months, respectively, after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

  Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,		Year Ended December 31,
	2011	2010	2010

Average number of extensions granted per month	1,800	1,870	1,883

Average number of outstanding accounts	86,822	108,676	105,188

Average monthly extensions as % of average outstandings	2.1%	1.7%	1.8%

	September 30, 2011		September 30, 2010			December 31, 2010
	Number of Contracts	Amount	Number of Contracts		Amount	Number of Contracts	Amount
			(Dollars in thousands)
Contracts with one extension	14,676	$94,153	21,319		$180,805	17,749	$135,204
Contracts with two extensions	8,217	55,903	10,017		88,180	9,142	73,945
Contracts with three extensions	3,634	24,547	3,339		28,229	3,420	27,071
Contracts with four extensions	996	6,213	529		3,776	650	4,539
Contracts with five extensions	54	374	15		86	12	74
Contracts with six extensions	-		2		12	2	8
	27,577	$181,190	35,221		$301,088	30,975	$240,841

Gross servicing portfolio	70,905	$575,578	90,818	$	$ 753,499	84,601	$681,157

Non-Accrual Receivables

It is not uncommon for our obligors to fall behind in their payments.  However, with the diligent efforts of our servicing staff and systems for managing our collection efforts, we regularly work with our customers to resolve delinquencies.  Our staff is trained to employ a counseling approach to assist our customers with their cash flow management skills and help them to prioritize their payment obligations in order to avoid losing their vehicle to repossession.  Through our experience, we have learned that once a contract ages to the point where it becomes greater than 90 days past due, it is more likely than not that the delinquency will not be resolved and will ultimately result in a charge-off.  As a result, we do not recognize any interest income or retain on our balance sheet any accrued interest for contracts that are greater than 90 days past due.

If a contract exceeds the 90 days past due threshold at the end of one period, and then makes the necessary payments such that it becomes equal to or below 90 days delinquent at the end of a subsequent period, it would be restored to full accrual status for our financial reporting purposes.  At the time a contract is restored to full accrual in this manner, there can be no assurance that full repayment of interest and principal will ultimately be made.  However, we monitor each obligor’s payment performance and are aware of the severity of his delinquency at any time.  The fact that the delinquency has been reduced below the 90-day threshold is a positive indicator.  Should the contract again exceed the 90-day delinquency level at the end of any reporting period, it would again be reflected as a non-accrual account.

Our policy for placing a contract on non-accrual status is independent of our policy to grant an extension.  In practice, it would be in the rarest of circumstances where an extension was granted and the account remained in a non-accrual status, since the goal of the extension is to bring the contract current (or nearly current).

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

   Net cash provided by operating activities for the nine-month period ended September 30, 2011 was $4.2 million compared to net cash provided by operating activities for the nine-month period ended September 30, 2010 of $40.6 million.  Cash provided by operating activities is significantly affected by our net income, or loss, before provisions for credit losses.

   Net cash used in investing activities for the nine-month period ended September 30, 2011 was $137.8 million compared to net cash provided by investing activities of $218.4 million in the prior year period.  Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment.  Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $192.0 million and $79.4 million during the first nine months of 2011 and 2010, respectively.  In addition, in September 2011 we acquired the Fireside portfolio for $201.3 million.  The portfolio acquisition and the significant increase in contract purchases in 2011 compared to 2010 led to the use of cash in investing activities in 2011 compared to cash provided by investment activities in the prior period.

   Net cash provided by financing activities for the nine months ended September 30, 2011 was $126.7 million compared to net cash used by financing activities of $260.1 million in the prior year period. Cash provided by financing activities is generally related to the issuance of securitization trust debt, reduced by the amount of all repayment of securitization trust debt.  In the first nine months of 2011, we issued $220.1 million in new securitization trust debt compared to $31.7 million in such new issuances in the same period of 2010.  In addition, we issued $197.3 million of debt associated with the acquisition of the Fireside portfolio.  We repaid

$250.4 million in securitization trust debt in the nine months ended September 30, 2011 compared to $308.3 million in the prior year period.

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

On September 25, 2009 we established a $50 million secured revolving credit facility with Fortress Credit Corp., which matured on September 25, 2011.  The facility was structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Four Funding LLC.  The facility provided for advances up to 75% of eligible finance receivables and the notes under it accrued interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum.  As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant).  Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of such warrant from $1.44 per share to $1.40702 per share and increasing the number of shares available for purchase to 1,600,991.  In September 2011 the notes were repaid in full and the facility expired by its terms.

In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Six Funding, LLC.  The facility provided for advances up to 75% of eligible finance receivables and the notes under it accrued interest at a rate of one-month LIBOR plus 5.00% per annum, with a minimum one-month LIBOR rate of 1.5% per annum.  In September 2011 this facility was amended to increase the maximum advance rate to 82% of eligible finance receivables and the interest rate to one-month LIBOR plus 5.73%.  At September 30, 2011, $17.6 million was outstanding under this facility.

On February 24, 2011, we entered into an additional $100 million two-year warehouse credit line with UBS Real Estate Securities, Inc.  The facility revolves during the first year and amortizes during the second year.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC.  The facility provides for advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at one-month LIBOR plus 6.00% per annum.   At September 30, 2011, there were no amounts outstanding under this facility.

In March 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.  Under the term funding facility, the note purchasers agreed to purchase up to $50 million in asset-backed notes through December 31, 2010, subject to collateral eligibility and other terms and conditions, through the end of 2010. The interest rate on notes outstanding was 11.00%, which could be decreased to 9.00% should the notes receive investment grade ratings from at two credit rating agencies . Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017.  In connection with the establishment of this term funding facility, we paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant).  Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants.  The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase was increased to 1,611,114.  The second affected warrant related to 283,985 shares, which was increased to 285,781 shares.  In June 2011, we restructured the facility to get the senior notes rated investment grade and issued an additional $9.8 million in three tranches of new subordinated notes.  The interest rate on the senior notes was reduced to 9.25% as a result of getting the investment grade rating.

As of September 30, 2011, there was $40.9 million outstanding under the facility and no additional advances are expected to be made.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the July 2008 amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) a 10-year warrant to purchase 2,500,000 common shares at a nominal exercise price, valued at $4,071,429, and (ii) cash of $12,765,244.  In May 2011, we extended the maturity date of the facility from May 2011 to May 2012.  As of September 30, 2011 the aggregate indebtedness under this facility was $25.6 million.

On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners (“LLCP”) purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share.  Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share.  In November 2009 we entered into an additional agreement with LLCP in which it purchased an additional $5 million note.  This note accrued interest at 15.0% and was repaid in December 2010 at which time LLCP purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding.  The $27.8 million note accrues interest at 16.0% and matures in December 2013.  Concurrently with the issuance of this note, the maturity dates of the $10 million and $15 million notes were amended to December 2013 and we issued LLCP 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock.  Each share of the Series B convertible preferred stock may become exchangeable for 1,000 shares of our common stock, upon shareholder approval of such exchange, but not without shareholder approval.  At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively.    On March 31, 2011, we sold an additional $5 million note due February 29, 2012 to LLCP. In April 2011 we  purchased from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and financed that purchase by issuing to

LLCP a new $3 million note  due June 30, 2012. In addition, LLCP has committed to purchase an incremental $5 million note from us, to be issued no later than November 2011 and due 11 months after issuance. All such notes bear interest at 14% per annum.

The Fortress Warrant, Page Five Warrant, FMV Warrants and the N Warrants all contain features that make them subject to derivative accounting. We valued these warrants using a binomial valuation model as of each quarter-end date. At September 30, 2011 and December 31, 2010 the value of the warrants was $1.2 million and $1.6 million, respectively. During the three-month and nine-month periods ended September 30, 2011, there was a $350,000 decrease and a $1.1 million decrease, respectively, which was included in interest expense related to the change in the fair value of the warrants (please see Derivative Financial Instruments, above, for further detail on the accounting for these warrants).

In August 2011 we entered into a series of agreements with affiliates of Fortress Investment Group and Goldman, Sachs & Co. to finance our acquisition of the Fireside portfolio, which we purchased on September 15, 2011.   Under the agreements, our consolidated subsidiary CPS Fender Receivables, LLC issued $197.3 million of notes with a maturity date of March 14, 2014.  The notes are secured by all of the finance receivables and related cash flows associated with the Fireside portfolio and accrue interest at a rate of one-month LIBOR plus 7.00% per annum, with a minimum rate of 8.0% per annum.  All excess cash flow on the receivables after the payment of servicing fees, interest expense, preferred dividend and other administrative fees shall be used to repay the notes until paid in full and then to return our initial investment.  Thereafter all excess cash flow shall be split; the lenders will receive 80% and we will receive 20%.  At September 30, 2011, $197.3 million of these notes were outstanding.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of September 30, 2011, we had unrestricted cash of $9.4 million.  We had $82.4 million available under the Goldman facility and $100.0 million available under the UBS facility (in all facilities advances are subject to our having purchased available eligible collateral).  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective insurance companies upon defined events of default, and, in some cases, at the will of the insurance company.  We have received waivers regarding the potential breach of certain such covenants relating to minimum net worth, and maximum leverage.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of our outstanding securitization pools.  Although such rights have been waived, such waivers are temporary, and there can be no assurance as to their future extension. It is our opinion, however, that we will obtain such future extensions because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Nevertheless, there can be no assurance as to our belief being correct.  Were an insurance company in the future to exercise its option to terminate such agreements, such a termination could have a material adverse effect on our liquidity and results of operations, depending on the number and value of the terminated agreements. Our note insurers continue to extend our term as servicer on a monthly and/or quarterly basis, pursuant to the servicing agreements.

The agreements for our residual interest financing, revolving credit facility and term funding facility include financial covenants which, if breached, would be an event of default.  We have entered into an amendment that avoided the potential breach of a minimum net worth covenant on the residual interest financing.  Without such amendment, the lender could have, among other things, sold the pledged residual interests to satisfy the debt.

  Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  The amount of cash required to increase our contract purchases will be affected by the acquisition fees we charge for contract purchases, the advance rates available under our revolving credit facilities and the advance rates of our term securitizations.  We may seek additional financing in the form of additional subordinated debt, additional residual interest debt or sale of equity, but there is no assurance that we will be able to do so.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to the facilities we used in 2009 and 2010.  To illustrate, in the last six months of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in 2010, we purchased $113.0 million in contracts and, in March 2010, entered into the $50 million term funding facility which has an interest rate of 11.00% per annum.  In December 2010 we entered into a $100 million credit facility with an interest rate of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum, and in February 2011 we added another $100 million credit facility with an interest rate of one-month LIBOR plus 6.00% per annum.

Moreover, the weighted average effective coupons of our September 2010, April 2011 and September 2011 term securitization transactions were 3.21%, 3.61% and 4.51%, respectively, and did not include financial guaranty policies.  These transactions demonstrate our ability to access the lower cost of funds available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete one additional term securitization in 2011.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to prior years. For the nine months ended September 30, 2011 and the years ended December 31, 2010 ,2009 and 2008, the average acquisition fee we charged per automobile contract purchased under our CPS programs was $1,208, $1,382  $1,508and $592, respectively, or 7.7%, 9.2%, 11.7%, and 3.9%, respectively, of the amount financed.  Similarly, the weighted average annual percentage rate of interest payable by our customers on newly purchased contracts has increased significantly: to 20.0% for 2011 and 2010 from 19.9%, and 18.5% in 2009 and 2008, respectively. There can be no assurance that such favorable competitive conditions will continue.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2011, we had approximately $858.0 million of debt outstanding. Such debt consisted primarily of $543.2 million of securitization trust debt, $197.3 in portfolio acquisition debt, $17.6 million of warehouse line of credit debt, $25.6 million of residual interest financing, $53.5 million of senior secured related party debt and $20.9 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.  .

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. The estimate for probable credit losses is reduced by our estimate for future recoveries on previously incurred losses.  Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. Our allowance as a percentage of finance receivables has decreased in recent years due primarily to the continued seasoning of our portfolio.  Our historical static loss data shows that, in general, incremental monthly losses increase to a peak between months 36 and 42 of the life of a static portfolio, after which such monthly incremental losses tend to decrease.  As of September 30, 2011 the weighted average age of our portfolio of finance receivables was 29 months.  In addition, for receivables originated beginning with the third quarter of 2008 we have found the early credit performance of those static portfolios to be significantly better than earlier portfolios at similar vintage time frames.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $15.0 million is more likely than not based on available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. Our net deferred tax asset of $15.0 million is net of a valuation allowance of $61.4 million and consists of approximately $11.5 million of net U.S. federal deferred tax assets and $3.5 million of net state deferred tax assets.  The major components of the deferred tax asset are $67.0 million in net operating loss carryforwards and built in losses and $11.5 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $37.5 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

As a result of recent net losses, we are in a three-year cumulative pretax loss position at December 31, 2010. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies available to us in accordance with ASC 740, “Income Taxes” that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Our tax planning strategies include the prospective sale of certain assets such as finance receivables, residual interests in securitized finance receivables, charged off receivables and base servicing rights.  The expected proceeds for such asset sales have been estimated based on our expectation of what buyers of the assets would consider to be reasonable assumptions for net cash flows and required rates of return for each of the various asset types.  Our estimates for net cash flows and required rates of return are subjective and inherently subject to future events which may significantly affect actual net proceeds we may receive from executing our tax planning strategies.  Nevertheless, we believe such asset sales can produce significant taxable income within the relevant carryforward period. Such strategies could be implemented without significant effect on our core business or our ability to generate future growth. The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information provided under the caption “Legal Proceedings,” Note 8 to the Unaudited Condensed Consolidated Financial Statements, included in Part I of this report, is incorporated herein by reference.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2011 and December 31, 2010, we had approximately $858.0 million and $717.9 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2010, primarily of $567.7 million of securitization trust debt, and also included $45.6 million of warehouse indebtedness, $39.4 million of residual interest financing, $44.9 million of senior secured debt and $20.3 million owed under a subordinated notes program. At September 30, 2011, such debt consisted primarily of $543.2 million of securitization trust debt, and also included $197.3 million in receivable financing debt at fair value, $17.6 million of warehouse indebtedness, $25.6 million of residual interest financing, $53.4 million of senior secured debt, and $20.9 million owed under a subordinated notes program. Such subordinated notes may be offered to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

We May Have Rescission Liability in Connection with Offers and Sales of Our Renewable Unsecured Subordinated Notes to Certain Purchasers

From May 2005 to July 2010, we conducted a continuous public offering of subordinated notes, pursuant to a registration statement that was declared effective by the SEC in May 2005. In July 2010, we learned that, pursuant to a rule of the SEC, we were no longer permitted to offer and sell our subordinated notes in reliance upon that registration statement. Consequently, certain investors who purchased or renewed such subordinated notes prior to the effectiveness of the new registration statement for such subordinated notes on December 13, 2010 may have a statutory right to rescind their purchase or renewal for a period of up to twelve months from the date of their purchase or renewal. As a result, we may have rescission liability and could be required to repurchase some or all of such subordinated notes at the original sales price plus statutory interest, less the amount of any income received by the purchasers. As of September 30, 2011, there were approximately $885,000 of such subordinated notes (excluding any subordinated notes subsequently repaid) purchased or renewed after September 30, 2010, but before December 13, 2010, for which we may have rescission liability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, we purchased a total of 153,006 shares of our common stock, as described in the following table:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

July 2011	88,635	$1.27	88,635	$1,866,007
August 2011	58,871	1.10	58,871	1,801,419
September 2011	5,500	1.09	5,500	1,795,440
Total	153,006	$1.20	153,006

____________________

(1)	Each monthly period is the calendar month.
(2)
Through September 30, 2010, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

2	Purchase Agreement dated as of August 6, 2011, regarding receivables purchased from Fireside Bank.

4.14
Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601).  The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.

4.30	Indenture dated April 1, 2011 re Notes issued by CPS Auto Receivables Trust 2011-A.
4.31	Sale and Servicing Agreement dated as of April 1, 2011.
4.32	Indenture dated September 1, 2011 re Notes issued by CPS Auto Receivables Trust 2011-B. Incorporated by reference to Exh 4.32 to current report of the registrant dated September 27, 2011
4.33	Sale and Servicing Agreement dated as of September 1, 2011. Incorporated by reference to Exh 4.33 to current report of the registrant dated September 27, 2011
4.34	Credit Agreement dated as of August 6, 2011, including an amendment thereto dated September 14, 2011.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*
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

Date: November 14, 2011

By:  /s/   CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011

By:  /s/   JEFFREY P. FRITZ
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)