Form 10-K
period 2011-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2012-03-06
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer”,”accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐ No ☒

The aggregate market value of the 15,881,580 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $1.18 per share reported by Nasdaq as of June 30, 2011, was approximately $18,740,264. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on February 28, 2012 was 19,380,097.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2012 annual shareholders meeting is incorporated by reference into Part III hereof.

i

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2011, we have purchased a total of approximately $9.1 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011.  The September 2011 acquisition consisted of approximately $217.8 million of finance receivables that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by entities not affiliated with us.  From 2008 through 2010, our managed portfolio decreased each year due to our strategy of limiting contract purchases to conserve our liquidity in response to adverse economic conditions, as discussed further below.  However, since October 2009, we have gradually increased contract purchases resulting in aggregate purchases of $284.2 million in 2011, compared to $113.0 million in 2010, and $8.6 million in 2009.  Our total managed portfolio was $794.6 million at December 31, 2011, compared to $756.2 million at December 31, 2010, $1,194.7 million at December 31, 2009, $1,664.1 million at December 31, 2008 and $2,162.2 million at December 31, 2007.

We are headquartered in Irvine, California, where most operational and administrative functions are centralized.  All credit and underwriting functions are performed in our California headquarters, and we service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

We direct our marketing efforts primarily to dealers, rather than to consumers.  We establish relationships with dealers through our employee marketing representatives who contact a prospective dealer to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our marketing representatives represent us exclusively.  They may be located either in our Irvine headquarters, or in the field, in which case they work from their homes and support dealers in their geographic area.  Our marketing representatives present dealers with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts.  As of December 31, 2011, we had 50 marketing representatives and we were actively receiving applications from 8,969 dealers in 44 states.  Current levels of marketing representatives and dealers are a significant reduction from December 31, 2007, when we had 134 marketing representatives and were actively receiving applications from 10,255 dealers.  From 2008 through approximately September 2009, we significantly reduced our presence in the marketplace in response to economic conditions as discussed further below.  As of December 31, 2011, approximately 84% of our dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers. For the year ended December 31, 2011, approximately 89% of the automobile contracts purchased under our programs consisted of financing for used cars and 11% consisted of financing for new cars, as compared to 87% financing for used cars and 13% for new cars in the year ended December 31, 2010.   We purchase contracts in our own name (“CPS”) and, until July 2008, also purchased contracts in the name of our wholly-owned subsidiary, The Finance Company ("TFC").  Programs marketed under the CPS name serve a wide range of sub-prime customers, primarily through franchised new car dealers. Our TFC program served vehicle purchasers enlisted in the U.S. Armed Forces, primarily through independent used car dealers.  In July 2008, we ceased to purchase contracts under our TFC program.

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

We  depend upon the availability of short-term warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 53 term securitizations of approximately $7.1 billion in contracts. We conducted four term   securitizations in 2006, four in 2007, two in 2008, none in 2009, one in 2010 and three in 2011. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes.  The remaining receivables from that September 2008 securitization were re-securitized in September 2010 in a structure that maintained sale treatment for accounting purposes.  During 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts.  These securitizations were all structured as secured financings and represented our first securitizations of new contracts since 2008.

From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009 we have gradually increased our contract purchases by utilizing one $50 million credit facility established in September 2009 and another $50 million term funding facility established in March 2010.  In September 2010 we took advantage of the improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  Similarly, the three securitizations we completed in 2011 were also structured without financial guarantees.  We significantly increased our short-term contract financing resources by entering into a $100 million credit facility in December 2010 and another $100 million credit facility in February 2011.  Despite the improvements we have seen in the capital markets, if the trend of improvement in the markets for asset-backed securities should reverse, or should we be unable to complete term securitization(s) of automobile contracts that we now hold or those we will seek to purchase in the future, we might be required to curtail or cease our purchases of new automobile contracts, which in turn could have a material adverse effect on our operations.

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

Recent past economic conditions have negatively affected many aspects of our industry.  First, as stated above, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables.  Second, lenders who previously provided short-term warehouse financing for sub-prime automobile finance companies such as ours were reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities.  In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry withdrew from the industry, or in some cases, ceased to do business.  Finally, broad economic weakness and high levels of unemployment during 2008, 2009 and 2010 made many of the obligors under our receivables less willing or able to pay, resulting in higher delinquencies, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  However, as stated above, since October 2009, improvements in the capital markets have allowed us to enter into a total of $300 million in new financing commitments, and to regularly access long term financing as evidenced by the four rated term securitization we have completed since September 2010.  Nevertheless, should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

Our Operations

Our automobile financing programs are designed to serve sub-prime customers, who generally have limited credit histories, low incomes or past credit problems.  Because we serve customers who are unable to meet certain credit standards, we incur greater risks, and generally receive interest rates higher than those charged in the prime credit market.  We also sustain a higher level of credit losses because of the higher risk customers we serve.

Originations

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review.  We believe the dealer’s decision to choose a financing source is based primarily on: (i) the monthly payment made available to the dealer's customer; (ii) the purchase price offered to the dealer for the contract; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source.  Dealers can send credit applications to us by entering the necessary data on our website or through one of several third-party application aggregators. For the year ended December 31, 2011, we received approximately 84% of all applications through DealerTrack (the industry leading dealership application aggregator), 2% via our website and 14% via other aggregators. Our automated application decisioning system produced our response within minutes to about 94% of those applications.

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

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2011, no dealer accounted for more than 1.3% of the total number of automobile contracts we purchased.  The following table sets forth the geographical sources of the automobile contracts purchased by us (based on the addresses of the customers as stated on our records) during the years ended December 31, 2011 and 2010. See "Management's Discussion and Analysis."

	Contracts Purchased During the Year Ended
	December 31, 2011		December 31, 2010
	Number	Percent (1)	Number	Percent (1)
California	2,594	14.3%	1,199	15.9%
Texas	1,838	10.1%	646	8.6%
Pennsylvania	1,449	8.0%	565	7.5%
Georgia	980	5.4%	389	5.2%
Other States	11,249	62.1%	4,734	62.8%
Total	18,110	100.0%	7,533	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010

	Amount	Percent (1)	Amount	Percent (1)
State based on obligor's residence	($ in millions)
California	$197.7	24.9%	$100.2	13.3%
Texas	64.6	8.1%	76.2	10.1%
Pennsylvania	38.4	4.8%	42.8	5.7%
Florida	38.1	4.8%	54.8	7.2%
Ohio	31.9	4.0%	39.6	5.2%
All others	423.9	53.3%	442.6	58.5%
				0.0%
Total	$794.6	100.0%	$756.2	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

We purchase automobile contracts from dealers at a price generally computed as the total amount financed under the automobile contracts, adjusted for an acquisition fee, which may either increase or decrease the automobile contract purchase price paid by us. The amount of the acquisition fee, and whether it results in an increase or decrease to the automobile contract purchase price, is based on the perceived credit risk of and, in some cases, the interest rate on the automobile contract.  For the years ended December 31, 2011, 2010, 2009 and 2008, the average acquisition fee charged per automobile contract purchased under our CPS programs was $1,155, $1,382, $1,508 and $592, respectively, or 7.4%, 9.2%, 11.7% and 3.9%, respectively, of the amount financed.  We believe that the significant increase in acquisition fees since 2008 is a result of less competition in the marketplace for the types of sub-prime contracts that we typically purchase.

We offer seven different financing programs to our dealership customers, and price each program according to the relative credit risk. Our programs cover a wide band of the credit spectrum and are labeled as follows:

First Time Buyer – This program accommodates an applicant who has limited significant past credit history, such as a previous auto loan.  Since the applicant has limited credit history, the contract interest rate and dealer acquisition fees tend to be higher, and the loan amount, loan-to-value ratio, down payment and payment-to-income ratio requirements tend to be more restrictive compared to our other programs.

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

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 77% of our new contract originations in 2011, 77% in 2010 and 76% in 2009, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we purchased automobile contracts during the years ended December 31, 2011, 2010 and 2009.

	Contracts Purchased During the Year Ended (1)
	December 31, 2011		December 31, 2010		December 31, 2009
	(dollars in thousands)
	Amount Financed	Percent (1)	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Preferred	$9,979	3.5%	$3,208	2.8%	$204	2.4%
Super Alpha	52,610	18.5%	15,018	13.3%	1,158	13.5%
Alpha Plus	40,944	14.4%	17,824	15.8%	1,527	17.8%
Alpha	114,322	40.2%	47,341	41.9%	3,738	43.5%
Standard	34,508	12.1%	13,726	12.1%	830	9.7%
Mercury / Delta	15,578	5.5%	8,244	7.3%	560	6.5%
First Time Buyer	16,295	5.7%	7,662	6.8%	582	6.8%
	$284,236	100.0%	$113,023	100.0%	$8,599	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

We believe that our underwriting criteria enable us to evaluate effectively the creditworthiness of sub-prime customers and the adequacy of the financed vehicle as security for an automobile contract. The underwriting criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the automobile contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability, as well as other factors. Specifically, the underwriting guidelines for our CPS programs generally limit the maximum principal amount of a purchased automobile contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. We generally do not finance vehicles that are more than 11 model years old or have in excess of 120,000 miles. Under most of our programs, the maximum term of a purchased contract is 72 months; a shorter maximum term may be applicable based on the program, mileage and age of the vehicle.  Automobile contracts with the maximum term of up to 72 months may be purchased if the customer is among the more creditworthy of our obligors and the vehicle generally has less than 50,000 miles. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. In 2008 we made our contract purchase criteria more restrictive as part of our strategy to decrease new contract purchases in order to conserve liquidity.  Prior to purchasing an automobile contract, our underwriters verify the customer's employment, income, residency, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open ended questions about his application and the contract, which may uncover potential misrepresentations.

Credit Scoring.  We use proprietary scoring models to assign each automobile contract several "credit scores" at the time the application is received from the dealer and the customer's credit information is retrieved from the credit reporting agencies. These proprietary scores are used to help determine whether or not we want to approve the application and, if so, the program and pricing we will offer to the dealer. The credit scores are based on a variety of parameters including the customer's credit history, employment and residence stability, income, and the specific dealer.  Once a vehicle is selected by the customer and a proposed deal structure is provided to us by the dealer, our scores will then consider the loan-to-value ratio, payment-to-income ratio, down payment amount, sales price and the make of the vehicle. We have developed the credit scores utilizing statistical risk management techniques and historical performance data from our managed portfolio. We believe this improves our allocation of credit evaluation resources, enhances our competitiveness in the marketplace and manages the risk inherent in the sub-prime market.

Characteristics of Contracts.  All of the automobile contracts purchased by us are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The average original principal amount financed, under the CPS programs and in the year ended December 31, 2011, was $15,695, with an average original term of 61 months and an average down payment amount of 13.4%. Based on information contained in customer applications for this 12-month period, the retail purchase price of the related automobiles averaged $16,078 (which excludes tax, license fees and any additional costs such as a maintenance contract) and the average age of the vehicle at the time the automobile contract was purchased was four years. The average age of our customers is approximately 42, with approximately $55,000 in average annual household income and an average of six years tenure with his or her current employer.

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

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time.   Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease.  The weighted average seasoning of our total owned portfolio excluding Fireside, represented in the tables below, was 27 months, 37 months and 33 months as of December 31, 2011, December 31, 2010, and December 31, 2009, respectively.   Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends.  The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing as of the respective dates shown. The tables do not include the experience of third party servicing portfolios.

Delinquency, Repossession and Extension Experience

Delinquency and Extension Experience (1)
Total Owned Portfolio Excluding Fireside

	December 31, 2011		December 31, 2010		December 31, 2009
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	69,765	$588,993	84,601	$681,157	111,105	$1,057,348
Period of delinquency (2)
31-60 days	2,051	10,709	2,856	19,168	2,787	24,628
61-90 days	1,038	6,572	1,537	10,872	1,824	16,840
91+ days	1,601	8,909	1,233	9,067	1,205	10,358
Total delinquencies (2)	4,690	26,190	5,626	39,107	5,816	51,826
Amount in repossession (3)	2,218	10,097	3,263	23,290	4,305	40,815

Total delinquencies and amount in repossession (2)	6,908	$36,287	8,889	$62,397	10,121	$92,641

Delinquencies as a percentage
of gross servicing portfolio	6.7%	4.4%	6.7%	5.7%	5.2%	4.9%

Total delinquencies and
amount in repossession as a
percentage of gross servicing
portfolio	9.9%	6.2%	10.5%	9.2%	9.1%	8.8%

Extension Experience
Contracts with one extension, accruing (4)	12,183	$75,155	16,151	$124,066	24,193	$244,179
Contracts with two or more
extensions, accruing (4)	10,515	67,987	11,307	91,310	11,138	109,328

	22,698	143,142	27,458	215,376	35,331	353,507

Contracts with one extension, non-accrual (4)	1,211	5,918	1,598	11,138	2,335	21,902
Contracts with two or more
extensions, non-accrual (4)	2,054	10,737	1,919	14,327	1,746	17,525
	3,265	16,655	3,517	25,465	4,081	39,427

Total accounts with extensions	25,963	$159,797	30,975	$240,841	39,412	$392,934

Delinquency and Extension Experience (1)
Fireside Portfolio

	December 31, 2011
	Number of Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	33,256	$172,248
Period of delinquency (2)
31-60 days	1,088	4,872
61-90 days	420	1,767
91+ days	261	903
Total delinquencies (2)	1,769	7,542
Amount in repossession (3)	226	1,481
Total delinquencies and
amount in repossession (2)	1,995	$9,023

Delinquencies as a percentage
of gross servicing portfolio	5.3%	4.4%

Total delinquencies and
amount in repossession as a
percentage of gross servicing
portfolio	6.0%	5.2%

Extension Experience
Contracts with one extension, accruing (4)	724	$4,462
Contracts with two or more
extensions, accruing (4)	2	8

	726	4,470

Contracts with one extension, non-accrual (4)	3	25
Contracts with two or more
extensions, non-accrual (4)	0	0
	3	25

Total accounts with extensions	729	$4,495

Delinquency and Extension Experience (1)
Total Owned Portfolio

	December 31, 2011		December 31, 2010		December 31, 2009
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	103,021	$761,241	84,601	$681,157	111,105	$1,057,348
Period of delinquency (2)
31-60 days	3,139	15,581	2,856	19,168	2,787	24,628
61-90 days	1,458	8,338	1,537	10,872	1,824	16,840
91+ days	1,862	9,811	1,233	9,067	1,205	10,358
Total delinquencies (2)	6,459	33,730	5,626	39,107	5,816	51,826
Amount in repossession (3)	2,444	11,578	3,263	23,290	4,305	40,815
Total delinquencies and
amount in repossession (2)	8,903	$45,308	8,889	$62,397	10,121	$92,641

Delinquencies as a percentage
of gross servicing portfolio	6.3%	4.4%	6.7%	5.7%	5.2%	4.9%

Total delinquencies and
amount in repossession as a
percentage of gross servicing
portfolio	8.6%	6.0%	10.5%	9.2%	9.1%	8.8%

Extension Experience
Contracts with one extension, accruing (4)	12,907	$79,617	16,151	$124,066	24,193	$244,179
Contracts with two or more
extensions, accruing (4)	10,517	67,995	11,307	91,310	11,138	109,328

	23,424	147,612	27,458	215,376	35,331	353,507

Contracts with one extension, non-accrual (4)	1,214	5,943	1,598	11,138	2,335	21,902
Contracts with two or more
extensions, non-accrual (4)	2,054	10,737	1,919	14,327	1,746	17,525
	3,268	16,680	3,517	25,465	4,081	39,427

Total accounts with extensions	26,692	$164,292	30,975	$240,841	39,412	$392,934

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

(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	Accounts past due more than 90 days are on non-accrual.

Net Credit Loss Experience (1)
Total Owned Portfolio Excluding Fireside

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Average servicing portfolio outstanding	$597,546	$827,176	$1,319,106
Net charge-offs as a percentage of average servicing portfolio (2)	5.8%	9.0%	11.0%

Net Credit Loss Experience (1)
Fireside Portfolio (3)

Year Ended December 31,
2011
(Dollars in thousands)

Average servicing portfolio outstanding	$191,289
Net charge-offs as a percentage of average servicing portfolio (2)	5.1%

Net Credit Loss Experience (1)
Total Owned Portfolio (3)

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Average servicing portfolio outstanding	$661,315	$827,176	$1,319,106
Net charge-offs as a percentage of average servicing portfolio (2)	5.2%	9.0%	11.0%

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

(3)	Amounts and percentages associated with the Fireside portfolio reflect only the period subsequent to the acquisition of the portfolio in September 2011.

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

The basic question in deciding to grant an extension is whether or not we will (a) be delaying an inevitable repossession and liquidation or (b) risk losing the vehicle as a result of not being able to locate the obligor and vehicle.  In both of those situations, the loss would likely be higher than if the vehicle had been repossessed without the extension.  The benefits of granting an extension include minimizing current losses and delinquencies, minimizing lifetime losses, getting the obligor’s account current (or close to it) and  building goodwill with the obligor so that he might prioritize us over other creditors on future payments.  Our servicing staff are trained to identify when a past due obligor is facing a temporary problem that may be resolved with an extension.  In most cases, the extension will be granted in conjunction with our receiving a past due payment (and where allowed by law, a nominal fee) from the obligor, thereby indicating an additional monetary and psychological commitment to the contract on the obligor’s part.  Fees collected in conjunction with an extension are credited to obligors’ outstanding accrued interest.

The credit assessment for granting an extension is initially made by our collector, who bases the recommendation on the collector’s discussions with the obligor.  In such assessments the collector will consider, among other things, the following factors: (1) the reason the obligor has fallen behind in their payments; (2) whether or not the reason for the delinquency is temporary, and if it is, have conditions changed such that the obligor can begin making regular monthly payments again after the extension; (3) the obligor's past payment history, including past extensions if applicable; and (4) the obligor’s willingness to communicate and cooperate on resolving the delinquency.  If the collector believes the obligor is a good candidate for an extension, he must obtain approval from his supervisor, who will review the same factors stated above prior to offering the extension to the obligor.  After receiving an extension, an account remains subject to our normal policies and procedures for interest accrual, reporting delinquency and recognizing charge-offs.

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables.  The table below summarizes the status, as of December 31, 2011, for accounts that received extensions during 2008, 2009 and 2010:

Period of Extension	# Extensions Granted	Active or Paid Off at December 31, 2011	% Active or Paid Off at December 31, 2011	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	13,528	38.0%	17,241	48.4%	4,819	13.5%	14

2009	32,004	14,169	44.3%	12,071	37.7%	5,764	18.0%	10

2010	22,593	15,789	69.9%	5,161	22.8%	1,643	7.3%	9

Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program.  For the accounts receiving extensions in 2008, 2009 and 2010, 38.0%, 44.3% and 69.9%, respectively, were either paid in full or active and performing at December 31, 2011.  With each of these successful extensions we received continued payments of interest and principal (including payment in full in many cases).  Without the extension, however, we would have likely incurred a substantial loss and no additional interest revenue .

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful.  For the 2008, 2009 and 2010 extensions that charged off, the charge off was incurred, on average, 14, 10 and 9 months, respectively, after the extension, This indicates that even in the cases of an ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2011	2010	2009

Average number of extensions granted per month	1,417	1,883	2,667

Average number of outstanding accounts	86,282	95,294	126,267

Average monthly extensions as % of average outstandings	1.6%	2.0%	2.1%

Table excludes extensions on Fireside and portfolios serviced for third parties

	December 31, 2011		December 31, 2010		December 31, 2009
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	14,121	$85,560	17,749	$135,204	26,528	$266,081
Contracts with two extensions	7,720	48,619	9,142	73,945	10,190	102,606
Contracts with three extensions	3,653	22,713	3,420	27,071	2,400	22,193
Contracts with four extensions	1,082	6,618	650	4,539	281	1,947
Contracts with five extensions	101	665	12	74	12	104
Contracts with six extensions	15	117	2	8	1	3
	26,692	$164,292	30,975	$240,841	39,412	$392,934

Gross servicing portfolio	69,765	$588,993	84,601	$681,157	111,105	$1,057,348

Table excludes extensions on Fireside and portfolios serviced for third parties

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

Securitization of Automobile Contracts

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. All such securitizations have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to a special purpose subsidiary, and issuance of asset−backed securities to fund the transactions. Upon the securitization of a portfolio of automobile contracts, we retain the obligation to service the contracts, and receive a monthly fee for doing so. We have been a regular issuer of asset-backed securities since 1994, completing 53 securitizations totaling over $7.0 billion through December 31, 2011.  Depending on the structure of the securitization, the transaction may be treated as a sale of the automobile contracts or as a secured financing for financial accounting purposes.  From July 2003 through April 2008, we structured our securitizations as secured financings rather than as sales of contracts.  The second of our two securitizations completed in 2008 (September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty. During 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts.  These securitizations were all structured as secured financings and represented our first securitizations of new contracts since 2008.

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

Historically, prior to a securitization transaction, we funded our automobile contract purchases primarily with proceeds from warehouse credit facilities. As of December 31, 2007, we had $425 million in warehouse credit capacity, in the form of two $200 million senior facilities and one $25 million subordinated facility.  Both warehouse credit facilities provided funding for automobile contracts purchased under the CPS programs, while one facility also provided funding for automobile contracts purchased under the TFC programs. Up to 93% of the principal balance of the automobile contracts was advanced to us under these facilities, subject to collateral tests and certain other conditions and covenants.  In April 2008, the subordinated facility expired and the subordinated lenders were fully repaid.  In November 2008, one of the two senior facilities expired and the lender was fully repaid.  The remaining warehouse facility was amended in December 2008 to eliminate further advances and to provide for repayment from proceeds collected under the related pledged receivables, and certain other scheduled principal reductions until its lenders were fully repaid in September 2009.  Since October 2009, we have gradually increased our contract purchases by utilizing one $50 million credit facility and another $50 million term funding facility.  More recently, we significantly increased our short-term contract financing resources by entering into agreements for one new $100 million credit facility in December 2010 and for another $100 million credit facility in February 2011.  In February 2012, we amended the February 2011 facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.    We have in the past secured long-term financing for our automobile contract purchases through securitization transactions.  We have used the proceeds from such securitization transactions primarily to repay the warehouse credit facilities.  As described above, we completed three securitizations in 2011 totaling approximately $335.6 million in contracts and expect to complete similar securitizations during 2012.

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

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to us if the credit performance of the securitized automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of securitized automobile contracts could therefore have a material adverse effect on both our liquidity and results of operations, regardless of whether such automobile contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2011 was approximately $794.6 million, including $33.5 million of receivables on which we earn only servicing fees.

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

Employees

As of December 31, 2011, we had 530 employees. The breakdown of the employees is as follows: seven were senior management personnel; 323 were servicing personnel; 91 were automobile contract origination personnel; 58 were marketing personnel (50 of whom were marketing representatives); 18 were operations and systems personnel; and 33 were administrative personnel. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

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

We Need Substantial Liquidity to Operate Our Business.

We have historically funded our operations principally through internally generated cash flows, sales of debt and equity securities, including through securitizations and warehouse credit facilities, borrowings under senior secured debt agreements and sales of subordinated notes. However, we may not be able to obtain sufficient funding for our future operations from such sources. During 2008, 2009 and much of 2010, our access to the capital markets was impaired with respect to both short-term and long-term funding.  While our access to such funding has improved since then, our results of operations, financial condition and cash flows have been and may continue to be materially and adversely affected. We require a substantial amount of cash liquidity to operate our business. Among other things, we use such cash liquidity to:

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

Recent History of Significant Losses.

Until the fourth quarter of 2011, we had incurred net losses every quarter subsequent to the quarter ended June 30, 2008. We have been adversely affected by the economic recession affecting the United States as a whole, by increased financing costs and decreased availability of capital to fund our purchases of automobile contracts, and by a decrease in the overall level of sales of automobiles and light trucks. We expect to earn quarterly profits during 2012; however, there can be no assurance as to that expectation.  Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.”

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

Our business strategy requires that warehouse credit facilities be available in order to purchase significant volumes of receivables.

Historically, our primary sources of day-to-day liquidity have been our warehouse credit facilities, in which we sold and contributed automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they were "warehoused" until they were securitized, at which time funds advanced under one or more warehouse credit facilities were repaid from the proceeds of the securitizations.  In December 2010 and February 2011, we entered into separate agreements for two new $100 million revolving warehouse facilities.  In February 2012, we amended the February 2011 Facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity".

If we are unable to maintain warehouse financing on acceptable terms, our results of operations, financial condition and cash flows could be materially and adversely affected.

Our Results of Operations Will Depend on Our Ability to Securitize Our Portfolio of Automobile Contracts.

Historically we have depended upon our ability to obtain permanent financing for pools of automobile contracts by conducting term securitization transactions. By "permanent financing" we mean financing that extends to cover the full term during which the underlying contracts are outstanding and requires repayment as the underlying contracts are repaid or charged off. By contrast, our warehouse credit facilities permit us to borrow against the value of such receivables only for limited periods of time. Our past practice and future plan has been and is to repay loans made to us under our warehouse credit facilities with the proceeds of securitizations. During 2011, we completed three securitizations of approximately $335.6 million in contracts. We plan to complete similar securitizations during 2012.  There can be no assurance that securitization transactions will continue to be available on terms acceptable to us, or at all. The timing of any securitization transaction is affected by a number of factors beyond our control, any of which could cause substantial delays, including, without limitation:

•	market conditions;
•	the approval by all parties of the terms of the securitization;
•	the availability of credit enhancement on acceptable terms; and
•	our ability to acquire a sufficient number of automobile contracts for securitization.

As stated elsewhere in this report, during 2008 and 2009 adverse changes in the market for securitized pools of automobile contracts made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods.  These changes included reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables.  During 2011, we completed three securitizations of approximately $335.6 million under terms that were substantially better than those available from 2008 through 2010.  Should the terms of future securitizations revert to more costly levels prevalent from 2008 through 2010, we could expect a further material adverse effect on our results of operations.

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

We typically retain residual interests or use them as collateral to borrow cash. In any case, the future excess spread cash flow received in respect of the residual interests is integral to the financing of our operations. The amount of cash received from residual interests depends in large part on how well our portfolio of securitized and warehoused automobile contracts performs. If our portfolio of securitized and warehoused automobile contracts has higher delinquency and loss ratios than expected, then the amount of money realized from our retained residual interests, or the amount of money we could obtain from the sale or other financing of our residual interests, would be reduced. Such higher than expected losses occurred from 2008 through 2010, which has had an adverse effect on our operations, financial condition and cash flows. Should losses continue to rise, we would expect further material adverse effects on our results of operations, financial condition and cash flows.

If We Are Unable to Obtain Credit Enhancement for Our Securitizations Upon Favorable Terms, Our Results of Operations Would Be Impaired.

In our securitizations from 1994 through 2008, we utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guarantees certain interest and principal payments on the senior classes of the securities issued in those securitizations. These guarantees enabled these securities to achieve the highest credit rating available. This form of credit enhancement reduced the costs of our securitizations relative to alternative forms of credit enhancement available to us at the time. Due to significantly reduced investor demand for securities carrying such a financial guaranty, this form of credit enhancement may not be economic for us in the future. The three securitization transactions we executed in 2011 did not utilize financial guaranty insurance policies, and none of the securities issued in those transactions received the highest possible credit ratings. As we pursue future securitizations, we may not be able to obtain:

•	credit enhancement in any form on terms acceptable to us, or at all; or
•	similar highest available credit ratings for senior classes of securities to be issued in future securitizations.

We expect to pay a greater credit spread than we have seen in the past between our securitization trust debt and risk-free investments.  If this occurs then we will experience increased interest expense.  As of the date of this report, interest rates on risk-free debt are close to historical lows, which has offset much of the adverse effect on us of greater credit spreads. When interest rates on risk-free debt increase, we would expect increased interest expense, which could adversely affect our results of operations.

If We Are Unable to Compete Successfully, Our Results of Operations May Be Impaired.

The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers. Many of our competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than we do, including greater access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may be unavailable to us. Moreover, our future profitability will be directly related to the availability and cost of capital relative to our competitors. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from manufacturers, which we do not offer. There can be no assurance that we will be able to continue to compete successfully and, as a result, we may not be able to purchase contracts from dealers at a price acceptable to us, which could result in reductions in our revenues or the cash flows available to us.

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2010 and 2011, no dealer accounted for more than 2.0% or 1.3%, respectively, of the contracts we purchased. The agreements we have with dealers to purchase contracts do not require dealers to submit a minimum number of contracts for purchase. The failure of dealers to submit contracts that meet our underwriting criteria could result in reductions in our revenues or the cash flows available to us, and, therefore, could have an adverse effect on our results of operations.

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

During 2011 we received waivers regarding the potential breach of certain covenants relating to minimum net worth and maintenance of active warehouse credit facilities.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of outstanding securitization pools.  In February 2012, the remaining notes associated with the securitization transactions for which we received waivers in 2011 were paid in full.  In the event we are required to seek similar waivers in the future, we believe we can do so because it is generally not in the interest of any party to the securitization transaction to transfer servicing.  Since our inception in 1991, we have continuously refined our systems and procedures to maximize our effectiveness in the servicing and collection of our sub-prime automobile portfolio.  Successful servicing requires diligent telephonic contact, multiple payment alternatives, explicit and accurate record keeping of interactions with obligors, and efficient workload allocation.  When we enter into securitizations and other financing arrangements that call for us to service specific portfolios of receivables, the parties expect that we will continuously service those portfolios because they believe that we are effective in minimizing the losses that are inherent in sub-prime portfolios.

We believe there are many servicers of prime credit mortgage or credit card portfolios, and that prime credit portfolios may be transferred between servicers without significant risk of credit degradation.  However, there are fewer servicers who specialize in sub-prime automobile portfolios.  In addition, it is generally acknowledged that third party servicers typically do not have as much incentive to maximize portfolio performance as does the entity that holds the credit risk of the portfolio.  Moreover, it is our opinion that credit enhancement providers recognize that diligent telephonic contact and continuity of the relationship between servicer and obligor are critical and that a transfer of servicing to an entity with sub-prime experience could still cause interruptions in servicing that would result in substantially greater losses than would have occurred without the transfer.

We feel that the credit enhancement providers who have repeatedly granted us waivers in lieu of transferring servicing recognize these factors and base their decision on whether or not to maintain us as servicer on their own best interests.

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

We Have Substantial Indebtedness.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2011, we had approximately $876.2 million of debt outstanding. Such debt consisted primarily of $583.1 million of securitization trust debt, and also included $166.8 million of acquired portfolio financing, $25.4 million of warehouse lines of credit, $21.9 million of residual interest financing, $58.3 million of senior secured related party debt and $20.8 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to ten years.

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

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market.  Limited trading of our common stock also contributes to more volatile price fluctuations.  Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market.  As of December 31, 2011, all of our directors and executive officers beneficially owned 3,034,710 shares of our common stock, or approximately 15.5%.

Our Common Stock May Be Delisted.

The aggregate value of our common stock held by persons other than affiliates has been, since the third quarter of 2011, less than the minimum, $15 million, required for continued listing on the Nasdaq Stock Market.  If we continue to fail to meet that minimum, our common shares may suffer delisting from the Nasdaq Stock Market.  If our shares were delisted, holders of such shares may find it more difficult to sell such shares.

On February 28, 2012, we received from The Nasdaq Stock Market a staff deficiency letter indicating (i) that we had failed to regain compliance with the $15 million standard, and (ii) that our stock was now subject to delisting. On March 5, 2012 we requested a formal hearing before the Nasdaq Hearings Department, which ordinarily results in our stock remaining listed pending a decision from a hearings panel. According to Nasdaq, such formal hearings are typically scheduled 30 to 45 days following a company's request. We are considering multiple courses of action that could be taken to maintain a listing of our common stock, and will present one or more of such plans to the Nasdaq panel at the formal hearing. There can be no assurance that any such plan will be acceptable to the Nasdaq panel. It is also possible that we will regain compliance simply as a result of our common stock maintaining the requisite price for a period of at least ten consecutive trading days prior to the formal hearing, in which case we expect that our common stock will remain listed on that basis.

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

•	changes in general economic conditions;
•	changes in performance of our automobile contracts;
•	increases in interest rates;
•	adverse decisions by courts or regulators;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	level of losses incurred on receivables in our portfolio; and
•	adverse decisions by courts or regulators.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Property

Our headquarters are located in Irvine, California, where we lease approximately 60,000 square feet of general office space from an unaffiliated lessor. The annual base rent is approximately $1.65 million, increasing to approximately $1.75 million through 2016.

In March 1997, we established a branch collection facility in Chesapeake, Virginia. We lease approximately 27,000 square feet of general office space in Chesapeake, Virginia, at a base rent that is approximately $540,000 per year, increasing to approximately $572,000 through 2013.

The remaining two regional servicing centers occupy a total of approximately 41,000 square feet of leased space in Maitland, Florida; and Westchester, Illinois. The termination dates of such leases range from 2011 to 2018.

Item 3.  Legal Proceedings

Stanwich Litigation.  We were for some time a defendant in a class action (the "Stanwich Case") brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the "Settlement Payments") pursuant to earlier settlements of claims, generally personal injury claims, against unrelated defendants. Stanwich Financial Services Corp. ("Stanwich"), which was an affiliate of our former chairman of the board of directors, is the entity that was obligated to pay the Settlement Payments. Stanwich defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal bankruptcy court in Connecticut. By February 2005, we had settled all claims brought against us in the Stanwich Case.

In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against us in a separate action, which remains pending in federal district court in Rhode Island. We have filed counterclaims in the Rhode Island federal court against Mr. Pardee, and have filed a separate action against Mr. Pardee's Rhode Island attorneys, in the same court. The litigation between Mr. Pardee and us was stayed for several years through September 2011, awaiting resolution of an adversary action brought against Mr. Pardee in the bankruptcy court, which is hearing the bankruptcy of Stanwich.

Pursuant to an agreement with the representative of creditors in the Stanwich bankruptcy, that adversary action has been dismissed.  Under that agreement, we paid the bankruptcy estate $800,000 and abandoned our claims against the estate, and the estate has abandoned its adversary action against Mr. Pardee.  With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved without his incurring any liability. Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred. The stay in the action against us in Rhode Island has been lifted, and a trial is scheduled for November 2012.

The reader should consider that an adverse judgment against us in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial condition.

Other Litigation.

In April 2010, Rosalyn Griffith and Jerret Cain filed a lawsuit against us asserting claims, purportedly on behalf of a class, under various provisions of the Telephone Consumer Protection Act (47 U.S.C. 227). In December 2011, mediation was held and a tentative settlement was agreed to. The settlement must be approved by the U.S. District Court, Northern District of Illinois for the terms to become effective. A court ruling on the settlement is expected by September 2012 and until such time there can be no assurance as to the outcome of this matter.

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to their outcomes. We have recorded a liability as of December 31, 2011 that we believe represents a sufficient allowance for legal contingencies. The amount of losses that are at least reasonably possible above what has already been accrued for cannot be estimated.  Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

Executive Officers of the Registrant

Charles E. Bradley, Jr., 52, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer.  From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm.  Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Mark A. Creatura, 52, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Jeffrey P. Fritz, 52, has been Senior Vice President - Chief Financial Officer since April 2006.  He was Senior Vice President - Accounting from August 2004 through March 2006. He served as a consultant to us from May 2004 to August 2004. Previously, he was the Chief Financial Officer of SeaWest Financial Corp. from February 2003 to May 2004, and the Chief Financial Officer of AFCO Auto Finance from April 2002 to February 2003. He practiced public accounting with Glenn M. Gelman & Associates from March 2001 to April 2002 and was Chief Financial Officer of Credit Services Group, Inc. from May 1999 to November 2000. He previously served as our Chief Financial Officer from our inception through May 1999.

Robert E. Riedl, 48, has been Senior Vice President - Chief Investment Officer since April 2006. Mr. Riedl was Senior Vice President - Chief Financial Officer from August 2003 until assuming his current position. Mr. Riedl joined the Company as Senior Vice President - Risk Management in January 2003. Previously, Mr. Riedl was a Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 2000 to 2002. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of NCA's portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services, Jefferies & Company and PaineWebberfrom 1986 to 1999.

Christopher Terry, 44, has been Senior Vice President - Servicing since May 2005, and prior to that was Senior Vice President - Asset Recovery since January 2003. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 49, has been the Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Michael L. Lavin, 39, has been Senior Vice President – Legal since May 2009.  Prior to that, he was our Vice President – Legal since joining the Company in November 2001.  Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County firm of Trachtman & Trachman from 2000 through 2001.  Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

	High	Low
January 1 - March 31, 2010	$2.25	1.00
April 1 - June 30, 2010	2.27	1.25
July 1 - September 30, 2010	1.37	0.59
October 1 - December 31, 2010	1.34	0.56
January 1 - March 31, 2011	1.48	1.00
April 1 - June 30, 2011	1.28	0.94
July 1 - September 30, 2011	1.36	0.86
October 1 - December 31, 2011	1.04	0.86

As of March 1, 2012, there were 56 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	13,986,131	$1.23	577,381

Equity compensation plans not approved by security holders	-	-	-

Total	13,986,131	$1.23	577,381

Issuer Purchases of Equity Securities in the Fourth Quarter

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 2011	70,503	$1.03	70,503	$1,722,630
November 2011	85,236	1.02	85,236	1,635,906
December 2011	91,805	1.04	91,805	1,540,560

Total	247,544	$1.04	247,544

(1)	Each monthly period is the calendar month.
(2)
Through December 31, 2011, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

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

	As of and
	For the Year Ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Statement of Operations Data
Revenues:
Interest income	$127,856	$137,090	$208,196	$351,551	$370,265
Servicing fees	4,348	7,657	4,640	2,064	1,218
Other income	10,927	10,438	11,059	14,796	23,067
Total revenues	143,131	155,185	223,895	368,411	394,550
Expenses:
Employee costs	32,270	33,814	37,306	48,874	46,716
General and administrative	26,759	26,068	32,220	44,368	47,416
Interest expense	83,054	81,577	112,639	156,253	139,189
Provision for credit losses	15,508	29,921	92,011	148,408	137,272
Loss on sale of receivables	-	-	-	13,963	-
Total expenses	157,591	171,380	274,176	411,866	370,593
Income (loss) before income tax expense (benefit)	(14,460)	(16,195)	(50,281)	(43,455)	23,957
Income tax expense (benefit)	-	16,982	7,800	(17,364)	10,099
Net income (loss)	$(14,460)	$(33,177)	$(58,081)	$(26,091)	$13,858

Earnings (loss) per share-basic	$(0.76)	$(1.90)	$(3.12)	$(1.36)	$0.66
Earnings (loss) per share-diluted	$(0.76)	$(1.90)	$(3.12)	$(1.36)	$0.61
Pre-tax income (loss) per share-basic (1)	$(0.76)	$(0.93)	$(2.70)	$(2.26)	$1.15
Pre-tax income (loss) per share-diluted (2)	$(0.76)	$(0.93)	$(2.70)	$(2.26)	$1.06
Weighted average shares outstanding-basic	19,013	17,477	18,643	19,230	20,880
Weighted average shares outstanding-diluted	19,013	17,477	18,643	19,230	22,595

Balance Sheet Data
Total assets	$890,050	$742,390	$1,068,261	$1,638,807	$2,282,813
Cash and cash equivalents	10,094	16,252	12,433	22,084	20,880
Restricted cash and equivalents	159,228	123,958	128,511	153,479	170,341
Finance receivables, net	506,279	552,453	840,092	1,339,307	1,967,866
Finance receivables measured at fair value	160,253	-	-	-	-
Residual interest in securitizations	4,414	3,841	4,316	3,582	2,274
Warehouse lines of credit	25,393	45,564	4,932	9,919	235,925
Residual interest financing	21,884	39,440	56,930	67,300	70,000
Debt secured by receivables measured at fair value	166,828	-	-	-	-
Securitization trust debt	583,065	567,722	904,833	1,404,211	1,798,302
Long-term debt	79,094	65,210	48,083	45,826	28,134
Shareholders' equity	(14,207)	2,421	35,577	89,849	114,355

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

	As of and
	For the Year Ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009	2008	2007

Contract Purchases/Securitizations
Automobile contract purchases	$284,237	$113,023	$8,599	$296,817	$1,282,311
Automobile contracts securitized - structured as sales	-	103,772	-	198,662	-
Automobile contracts securitized - structured as secured financings	335,593	-	-	310,360	1,118,097

Managed Portfolio Data
Contracts held by consolidated subsidiaries	$546,018	$597,142	$922,681	$1,477,810	$2,125,755
Fireside portfolio	172,167	-	1	-	-
Contracts held by non-consolidated subsidiaries	42,971	83,964	134,894	186,233	-
Third party portfolios (1)	33,493	75,097	137,146	79	422
Total managed portfolio	$794,649	$756,203	$1,194,722	$1,664,122	$2,126,177
Average managed portfolio	711,725	928,977	1,342,410	1,934,003	1,906,605

Weighted average fixed effective interest rate (total managed portfolio) (2)	18.5%	16.2%	15.8%	18.0%	18.2%
Core operating expense (% of average managed portfolio) (3)	8.3%	6.4%	5.2%	4.8%	4.9%
Allowance for loan losses	$10,351	$13,168	$38,274	$78,036	$100,138
Allowance for loan losses (% of total contracts held by consolidated subsidiaries)	1.9%	2.3%	4.4%	5.5%	4.8%
Total delinquencies (2) (4)	4.4%	5.7%	4.9%	5.6%	4.7%
Total delinquencies and repossessions (2) (4)	6.0%	9.2%	8.8%	8.6%	6.3%
Net charge-offs (2) (5)	5.2%	9.0%	11.0%	7.7%	5.3%

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
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

We were incorporated and began our operations in March 1991. From inception through December 31, 2011, we have purchased a total of approximately $9.1 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $842.0 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011.  In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by entities not affiliated with us.  Beginning in 2008, our managed portfolio has decreased each year due to our strategy of limiting contract purchases to conserve our liquidity in response to adverse economic conditions, as discussed further below.  However, since October 2009, we have gradually increased contract purchases resulting in aggregate purchases of $284.2 million in 2011, compared to $113.0 million in 2010 and $8.6 million in 2009.  Our total managed portfolio was $794.6 million at December 31, 2011, compared to $756.2 million at December 31, 2010, $1,194.7 million at December 31, 2009, $1,664.1 million at December 31, 2008 and $2,162.2 million at December 31, 2007.  The increase between December 31, 2010 and 2011 reflects both our daily purchases of automobile contracts from dealers and our purchase in September 2011 of a portfolio of $217.8 million of automobile contracts from a non-affiliate, Fireside Bank.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically: (i) recognize interest and fee income on the contracts, (ii) recognize interest expense on the securities issued in the transaction, and (iii) record as expense a provision for credit losses on the contracts.  From July 2003 through April 2008, all of our securitizations were structured in this manner. In September 2008, we securitized automobile contracts in a transaction that was in substance a sale, that was treated as a sale for accounting purposes, and in which we retained a residual interest in the automobile contracts.  The remaining receivables from that September 2008 securitization were re-securitized in September 2010 in a structure that maintained sale treatment for accounting purposes. During 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts.  These securitizations were were all structured as secured financings and represented our first securitizations of new contracts since 2008.

When structured to be treated as a sale for accounting purposes, the assets and liabilities of the special-purpose subsidiary are not consolidated with us. Accordingly, the transaction removes the sold automobile contracts from our consolidated balance sheet, the related debt does not appear as our debt, and our consolidated balance sheet shows, as an asset, a retained residual interest in the sold automobile contracts. The residual interest represents the discounted value of what we expect will be the excess of future collections on the automobile contracts over principal and interest due on the asset-backed securities. That residual interest appears on our consolidated balance sheet as "residual interest in securitizations," and the determination of its value is dependent on our estimates of the future performance of the sold automobile contracts.  Of our managed portfolio outstanding at December 31, 2011, only our September 2010 securitization was structured to be treated as a sale for accounting purposes.

Credit Risk Retained

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations.   An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2011 was approximately $794.6 million, which includes a third party servicing portfolio of $33.5 million on which we earn only servicing fees and have no credit risk.

Critical Accounting Policies

We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Amortization of Deferred Originations Costs and Acquisition Fees, (c) Term Securitizations, (d) Finance Receivables and Related Debt Measured at Fair Value and (e) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. For each monthly pool of contracts that we purchase, we begin establishing the allowance in the month of acquisition and increase it over the subsequent eleven months, through a provision for losses charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. We observed deterioration in performance of automobile contracts held in our portfolio since 2008, which we attribute to a general recession that began in December 2007. Accordingly, we increased our provision for credit losses in the fourth quarter of 2009.

Our allowance as a percentage of finance receivables has decreased in recent years due primarily to the continued seasoning of our portfolio.  Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time.   Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease.  The weighted average seasoning of our total owned portfolio excluding Fireside, was 27 months, 37 months and 33 months as of December 31, 2011, December 31, 2010, and December 31, 2009 respectively.   In addition, for receivables originated beginning with the third quarter of 2008, we have found the early credit performance of those static portfolios to be significantly better than earlier portfolios at similar vintage time frames.

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

Our September 2008 securitization and the subsequent re-securitization of the remaining receivables from such transaction in September 2010 were each in substance sales of the underlying receivables, and have been treated as sales for financial accounting purposes. They differ from those treated as secured financings in that the trust to which our special-purpose subsidiaries sold the automobile contracts met the definition of a "qualified special-purpose entity" under Statement of Financial Accounting Standards No. 140 (ASC 860 10 65-2) As a result, assets and liabilities of those trusts are not consolidated into our consolidated balance sheet.

Historically, our warehouse credit facility structures were similar to the above, except that (i) our special-purpose subsidiaries that purchased the automobile contracts pledged the automobile contracts to secure promissory notes that they issued, (ii) no increase in the required amount of internal credit enhancement was contemplated, and (iii) we did not purchase financial guaranty insurance.  Through November 2008, we depended substantially on two warehouse credit facilities: (i) a $200 million warehouse credit facility, which we established in November 2005 and expired by its terms in November 2008; and (ii) a $200 million warehouse credit facility, which we established in June 2004 and which was amended in December 2008 to eliminate future advances and to provide for repayment of the related notes from the cash collections on the underlying pledged contracts, and certain other principal reductions until it was fully repaid in September 2009.  Since October 2009, we have gradually increased our contract purchases by utilizing a $50 million revolving credit facility we established in September 2009 and $50 million term funding facility that we established in March 2010.  More recently, we increased our short-term contract financing resources by $200 million by entering into agreements for a $100 million credit facility in December 2010 and for another $100 million credit facility in February 2011. The September 2009 revolving facility terminated in September 2011, and the March 2010 term facility was fully utilized by December 2010.  In February 2012, we amended the February 2011 facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.  Our current maximum revolving warehouse financing capacity is $135 million.

Upon each transfer of automobile contracts in a transaction structured as a secured financing for financial accounting purposes, whether a term securitization or a warehouse financing, we retain on our consolidated balance sheet the related automobile contracts as assets and record the asset-backed notes issued in the transaction as indebtedness.

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

Since the third quarter of 2003, we have conducted 28 term securitizations. Of these 28, 22 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased under our TFC program and acquired in a bulk purchase. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations.  Since July 2003 all such securitizations have been structured as secured financings, except that our September 2008 and September 2010 securitizations were in substance sales of the underlying receivables, and were treated as sales for financial accounting purposes.

Our December 2011 securitization included a pre-funding feature in which a portion of the receivables to be pledged to the securitization trust were not scheduled to be delivered to the trust until after the initial closing.  As a result, our restricted cash balance at December 31, 2011 included $36.1 million from the proceeds of the sale of the securitization notes that were held by the trustee pending delivery of the remaining receivables.  In January 2012, the requisite additional receivables were delivered to the trust and we received the related restricted cash, a significant portion of which was used to repay amounts owed under our warehouse credit facilities.

Finance Receivables and Related Debt Measured at Fair Value

In September 2011 we purchased finance receivables from Fireside Bank. These receivables are secured by debt that was structured specifically for the acquisition of this portfolio.  Since the Fireside receivables were originated by another entity with its own underwriting guidelines and procedures, we have elected to account for the Fireside receivables and the related debt secured by those receivables at their estimated fair values so that changes in fair value will be reflected in our results of operations as they occur.  There are limited observable inputs available to us for measurement of such receivables, or for the related debt.  We use our own assumptions about the factors that we believe market participants would use in pricing similar receivables and debt, and are based on the best information available in the circumstances. The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in different estimates of fair value.  Those estimated values may differ significantly from the values that would have been used had a readily available market for such receivables or debt existed, or had such receivables or debt been liquidated, and those differences could be material to the financial statements.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $15.0 million is more likely than not based on available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. Our net deferred tax asset of $15.0 million is net of a valuation allowance of $61.7 million and consists of approximately $11.5 million of net U.S. federal deferred tax assets and $3.5 million of net state deferred tax assets.  The major components of the deferred tax asset are $69.9 million in net operating loss carryforwards and built in losses and $8.5 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $37.5 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

As a result of recent net losses, we are in a three-year cumulative pretax loss position at December 31, 2011. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies available to us in accordance with (ASC 740, “Income Taxes”) that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Our tax planning strategies include the prospective sale of certain assets such as finance receivables, residual interests in securitized finance receivables, charged off receivables and base servicing rights.  The expected proceeds for such asset sales have been estimated based on our expectation of what buyers of the assets would consider to be reasonable assumptions for net cash flows and required rates of return for each of the various asset types.  Our estimates for net cash flows and required rates of return are subjective and inherently subject to future events which may significantly impact actual net proceeds we may receive from executing our tax planning strategies.  Nevertheless, we believe such asset sales can produce significant taxable income within the relevant carryforward period. Such strategies could be implemented without significant impact on our core business or our ability to generate future growth. The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.

Based upon the tax planning opportunities and other factors discussed below, we have concluded that the U.S. and state net operating loss carryforward periods provide enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating loss that would be created by the reversal of the future net deductions which have not yet been taken on a tax return. Although our core business has produced strong earnings in the past, even with intermittent loss periods resulting from economic cycles not unlike, although not as severe as, the current economic downturn, we have not used expected future taxable income in our evaluation of the value of our net deferred tax asset.  We have taken steps to reduce our cost structure and have adjusted the contract interest rates and purchase prices applicable to our purchases of automobile contracts from dealers. We have been able to increase our acquisition fees and reduce our purchase prices because of lessened competition for our services. Our estimates of taxable income that may be derived from the implementation of our tax planning strategies are forward-looking statements, and there can be no assurance that our estimates of such taxable income will be correct. Factors discussed under "Risk Factors," and in particular under the subheading "Risk Factors -- Forward-Looking Statements" may affect whether such projections prove to be correct.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations.  Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 53 term securitizations of approximately $7.1 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two 2008, one in 2010 and three in 2011. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes. During 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts.  These securitizations were were all structured as secured financings and represented our first securitizations of new contracts since 2008.

From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have gradually increased our contract purchases by utilizing one $50 million revolving credit facility that we established in September 2009 and another $50 million term funding facility that we established in March 2010.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we increased our short-term funding capacity by $200 million with the establishment of a new $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011.  The September 2009 revolving facility terminated in September 2011, and the March 2010 term facility was fully utilized by December 2010.  In February 2012, we amended the February 2011 facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.  Our current maximum revolving warehouse financing capacity is $135 million.  During 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts.  In spite of the improvements we have seen in the capital markets, if the trend of improvement in the markets for asset-backed securities should reverse, or if we should be unable to obtain additional contract financing facilities or to complete additional term securitizations, we may curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

The downturn in economic conditions and the capital markets that began in the fourth quarter of 2007 has negatively affected many aspects of our industry.  First, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables, as compared to 2007 and earlier.  During 2010, however, we observed that yield requirements for investors that purchase securities backed by consumer finance receivables, including sub-prime automobile receivables, decreased significantly and approached pre-2008 levels, albeit with significantly fewer transactions in the market.  Second, there have been fewer lenders who provide short term warehouse financing for sub-prime automobile finance companies due to more uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities than before 2008.  Many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  These developments resulted in our incurring higher interest costs for receivables we financed in 2009 and 2010 compared to pre-2008 levels.  However, in December  2010 we entered into a $100 million two-year warehouse credit line with a significantly lower cost of funds than the facilities we used in 2009 and 2010.  Finally, broad economic weakness and high levels of unemployment from 2008 onward have made many of our customers less willing or able to pay, resulting in higher delinquencies, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for four of our twelve outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The fourth transaction insured by this particular note insurer does not contain financial covenants.

Results of Operations

Comparison of Operating Results for the Year Ended December 31, 2011 with the Year Ended December 31, 2010

Revenues.  During the year ended December 31, 2011, revenues were $143.1 million, a decrease of $12.1 million, or 7.8%, from the prior year revenue of $155.2 million. The primary reason for the decrease in revenues is a decrease in interest income. Interest income for the year ended December 31, 2011 decreased $9.2 million, or 6.7%, to $127.9 million from $137.1 million in the prior year. The primary reason for the decrease in interest income is the decrease in interest income on finance receivables held by consolidated subsidiaries of $8.9 million.  At December 31, 2011 the aggregate outstanding balance of finance receivables held by consolidated subsidiaries was $718.2 million compared to $597.1 million at December 31, 2010.  However, the Fireside portfolio represents $172.1 million of the December 31, 2011 balance of finance receivables held by consolidated subsidiaries.  The Fireside portfolio was acquired on September 15, 2011 and did not contribute to interest income until after that time. We also experienced a decrease in interest income on our residual interest in securitizations of $249,000, and a decrease in interest earned on cash deposits (including restricted cash deposits) of $90,000.

Servicing fees totaling $4.3 million in the year ended December 31, 2011 decreased $3.3 million, or 43.2%, from $7.7 million in the prior year. The decrease in servicing fees is the result of the continuing amortization of our third-party servicing portfolio of sub-prime automobile receivables owned by a subsidiary of CompuCredit Corporation.  As of December 31, 2011 and 2009, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and third-parties was as follows:

	December 31, 2011		December 31, 2010

	Amount	% (1)	Amount	% (1)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$546.0	68.7%	$597.1	79.0%
Fireside	172.2	21.7%	-	0.0%
Owned by Non-Consolidated Subsidiaries	42.9	5.4%	84.0	11.1%
Third-Party Servicing Portfolios	33.5	4.2%	75.1	9.9%
Total	$794.6	100.0%	$756.2	100.0%

(1) Percentages may not add up to 100% due to rounding

At December 31, 2011, we were generating income and fees on a managed portfolio with an outstanding principal balance of $794.6 million compared to a managed portfolio with an outstanding principal balance of $756.2 million as of December 31, 2010. At December 31, 2011 and 2010, the managed portfolio composition was as follows:

	December 31, 2011		December 31, 2010

	Amount	% (1)	Amount	% (1)
Originating Entity	($ in millions)
CPS	$586.9	73.9%	$672.2	88.9%
Fireside	172.2	21.7%	-	0.0%
TFC	2.0	0.3%	8.9	1.2%
Third-Party Servicing Portfolios	33.5	4.2%	75.1	9.9%
Total	$794.6	100.0%	$756.2	100.0%

(1) Percentages may not add up to 100% due to rounding

Other income increased $489,000, or 4.7%, to $10.9 million in the year ended December 31, 2011 from $10.4 million during the prior year.  The year-over-year increase is the result of a variety of factors including an increase of $3.6 million in income from direct mail and related products and services that we offer to our dealers and a recognition of $626,000 in other income related to a mark up of the fair value of the receivables associated with the Fireside acquisition.   The increases in other income were offset by a decrease of $2.8 million in sales tax refunds, a decrease of $880,000 in recoveries on receivables from the 2002 acquisition, and a decrease of $68,000 in remittances from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $157.6 million for the year ended December 31, 2011, compared to $171.4 million for the prior year, a decrease of $13.8 million, or 8.0%. The decrease is primarily due to decreases in provision for credit losses and general and administrative expenses, which decreased by $14.4 million and $3.9 million, or 48.2% and 21.2%, respectively.

Employee costs decreased by 4.6% to $32.3 million during the year ended December 31, 2011, representing 20.5% of total operating expenses, from $33.8 million for the prior year when they represented 19.7% of total operating expenses.  Our employee costs have decreased gradually from December 2007 when we had 997 employees through December 2010 when we had 435 employees.  Since January 2008, we have reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new contract purchases.  Since December 2009, however, as we have gradually acquired additional financing resources and increased our contract purchase volumes, we have added employees in our Originations and Marketing departments.  These additions have offset reductions in our Servicing department staff that have been necessary as our total managed portfolio has decreased.  In addition, we hired approximately 65 new Servicing department employees in September 2011 in connection with our acquisition of the Fireside portfolio.  As of December 31, 2011 we had 530 employees, compared to 435 employees at December 31, 2010.

General and administrative expenses decreased by 21.2% to $14.6 million and represented 9.3% of total operating expenses in the year ending December 31, 2011, as compared to the prior year when such expenses represented 10.8% of total operating expenses. General and administrative expenses include telecommunications costs, postage and delivery costs and other costs associated with servicing our managed portfolio.

Provision for credit losses was $15.5 million for the year ended December 31, 2011, a decrease of $14.4 million, or 48.2%, compared to the prior year and represented 9.8% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for the probable credit losses that can be reasonably estimated.  The decrease in provision expense compared to the prior year is caused by the decrease in the size, and also the vintage composition, of our portfolio of finance receivables.  Since January 2009 we have continuously modified our contract purchase guidelines with the intent of reducing credit losses.  As a result, we believe that the expected credit losses on contract purchases subsequent to January 2009 will be substantially less than the actual losses we have experienced on receivables purchased in 2008 and before.  During 2011, the relative mix of pre-2009 and post-2009 receivables shifted significantly contributing to lower provision expense in 2011 compared to the prior year.  At December 31, 2011, the percentage of our finance receivables that represented pre-2009 purchases was 36.9%, compared to 81.1% at December 31, 2010.

Interest expense for the year ended December 31, 2011 increased $1.5 million, or 1.8%, to $83.1 million, compared to $81.6 million in the previous year. The increase is a combination of interest expense on the facility established to finance the acquisition of the Fireside portfolio as well as increases in interest expense for warehouse debt and subordinated debt.  Those increases were somewhat offset by significant reductions in interest expense for securitization trust debt and also by reductions in interest expense on residual interest financing.

In September 2011 we established a credit facility exclusively for the acquisition of the Fireside portfolio.  From the date of the acquisition through December 2011 we incurred $9.3 million in interest expense on the Fireside related debt.  Interest expense on warehouse debt increased by $3.3 million in 2011 compared to the prior year as a result of our significant increase in contract purchases in 2011, most of which would have been financed for some period of time through one of our two warehouse facilities.   In 2011 we purchased $284.2 million in new contracts compared to $113.0 million in 2010.  Interest expense on subordinated debt increased by $5.3 million in 2011 compared to the prior year primarily due to the issuance of new senior secured related party debt of $2.8 million in April 2011 (of which $1.2 million was outstanding at December 31, 2011), and $5 million in each of March 2011 and November 2011.

Interest on securitization trust debt decreased by $14.4 million in 2011 compared to the prior year.  This was caused by several factors including the decline in the portion of our portfolio that is financed by such securitizations and to a lower overall cost of funds on securitizations completed during 2011 compared to the older securitizations that were completed in 2008 and before.  Interest expense on our residual interest financing decreased by $2.0 million as the balance outstanding has dropped from $39.4 million at the end of 2010 to $21.9 million at the end of 2011.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.  These expenses increased by $4.7 million, or 121.9%, to $8.5 million, compared to $3.8 million in the previous year and represented 25.4% of total operating expenses. We purchased 18,110 contracts in 2011 compared to 7,507 in 2010.

Occupancy expenses decreased by $61,000 or 2.0%, to $3.0 million compared to $3.1 million in the previous year, and represented 1.9% of total operating expenses.  .

Depreciation and amortization expenses increased by $23,000, or 3.6%, to $672,000 from $649,000 in the previous year.

For the year ended December 31, 2011, we recorded a tax benefit of $5.1 million resulting from operating losses. The benefit was offset by an increase of $5.1 million to our valuation allowance for deferred taxes.   For the year ended December 31, 2010, we recorded a tax benefit of $11.0 million, which was offset by an increase to our valuation allowance for deferred taxes.

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

Net cash provided by operating activities for the years ended December 31, 2011 and 2010 was $10.8 million and $42.9 million, respectively.

Net cash used in investing activities for the year ended December 31, 2011 was $155.0 million compared to net cash provided by investing activities of $272.9 million in 2010. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment.  Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $284.2 million and $113.3 million in 2011 and 2010, respectively.  The significant increase in contract purchases in 2011 was facilitated by the establishment of a $100 million secured revolving credit facility in December 2010 and an additional $100 million secured revolving credit facility in February 2011.

Net cash provided by financing activities for the year ended December 31, 2011 was $138.0 million compared with net cash used by financing activities of $312.0 million in 2010. Cash used or provided by financing activities is primarily attributable to the issuance or repayment of debt, and in particular, securitization trust debt. We issued $339.5 million in new securitization trust debt in 2011 compared to $42.5 million of new securitization trust debt in 2010.  We also issued $197.3 million in new debt in conjunction with the acquisition of the Fireside portfolio in 2011.  Repayments of securitization debt were $330.0 million and $385.2 million in 2011 and 2010, respectively.

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

In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Six Funding LLC.  The facility provides for advances up to 82% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 5.73% per annum, with a minimum rate of 7.23% per annum.  There was $25.4 million outstanding under this facility at December 31, 2011.

On February 24, 2011, we entered into an additional $100 million two-year warehouse credit line with UBS Real Estate Securities, Inc.  The facility revolved during the first year and amortizes during the second year.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC.  The facility provides for advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at one-month LIBOR plus 6.00% per annum.  There were no amounts outstanding under this facility at December 31, 2011.  In February 2012, we amended this facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.

In March 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.  Under the term funding facility, the note purchasers agreed to purchase up to $50 million in asset-backed notes through December 31, 2010, subject to collateral eligibility and other terms and conditions, through the end of 2010. Amounts outstanding bear interest at a fixed rate of 11.00%, which may be decreased to 9.00% should the notes receive investment grade ratings from at least two of the following three credit rating agencies:  Moody's, Standard & Poor's, or Fitch. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017.  In connection with the establishment of this term funding facility, we paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant).  Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants.  The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase was increased to 1,611,114.  The second affected warrant related to 283,985 shares, which was increased to 285,781 shares.  In June 2011, we restructured the facility to get the senior notes rated investment grade and issued an additional $9.8 million in three tranches of new subordinated notes.  The interest rate on the senior notes was reduced to 9.25% as a result of getting the investment grade rating.  As of December 31, 2011, there was $36.7 million outstanding under the facility and no additional advances are expected to be made.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  In May 2010, we extended the maturity date from June 2010 to May 2011.  In May 2011, we extended the maturity date of the facility from May 2011 to May 2012.  As of December 31, 2011 the aggregate indebtedness under this facility was $21.9 million.  In February 2012, we exchanged certain previously pledged residual interests with new, previously unpledged, residual interests and extended the maturity date to February 2013.

On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share.  Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share.  In November 2009 we entered into an additional agreement with this lender whereby they purchased an additional $5 million note.  The note accrued interest at 15.0% and was repaid in December 2010 at which time the lender purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding.  The $27.8 million note accrues interest at 16.0% and matures in December 2013.  Concurrent with the issuance of the $27.8 million note, the term $10 and $15 million notes were amended to change their maturity dates to December 2013.  In conjunction with the issuance of the $27.8 million note, we issued to the lender 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock.  Each share of the Series B convertible preferred stock was exchanged for 1,000 shares of our common stock on June 15, 2011, upon shareholder approval of such exchange.  At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively.   On March 31, 2011, we sold an additional $5 million note due February 29, 2012 to LLCP. In April 2011 we  purchased from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and financed that purchase by issuing to LLCP a new $3 million note  due June 30, 2012. In November 2011, we sold an additional $5 million note due October 2012.  All such notes bear interest at 14% per annum.  In February 2012, we extended the maturity of the $5 million note that was originally due in February 2012 to March 2012.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of December 31, 2011, we had unrestricted cash of $10.1 million.  We had $74.6 million available under one warehouse credit facility and $100 million available under our other warehouse credit facility (in both facilities advances are subject to available eligible collateral).  During 2011 we completed three securitizations aggregating $335.6 million of newly originated receivables, and we intend to complete securitizations regularly during in 2012, although there can be no assurance that we will be able to so.  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective insurance companies upon defined events of default, and, in some cases, at the will of the insurance company.  During 2011 we received waivers regarding the potential breach of certain such covenants relating to minimum net worth, financial loss in any one period and maintenance of active warehouse credit facilities.  Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of our outstanding securitization pools.  In February 2012, the remaining notes associated with the securitization transactions for which we received waivers in 2011 were paid in full.

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

  Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability and eliminating our shareholders’ deficit by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to the facilities we used in 2009 and 2010.  To illustrate, in the last six months of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in 2010, we purchased $113.0 million in contracts and, in March 2010, entered into the $50 million term funding facility which has an interest rate of 11.00% per annum and the ability to decrease such rate to 9.00% per annum if certain conditions are met.  In December 2010 we entered into a $100 million credit facility with an interest rate of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum, and in February 2011 we added another $100 million credit facility with an interest rate of one-month LIBOR plus 6.00% per annum.  During 2011, we used the two $100 million credit facilities to purchase $284.2 million in new contracts.

Moreover, the weighted average effective coupons of our April 2011, September 2011 and December 2011 term securitizations were 3.77%, 4.51% and 4.93%, respectively and did not include financial guaranty policies.  These transactions demonstrate our ability to access the lower cost of funds available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete more term securitizations in 2012.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to years before 2009.  For the years ended December 31, 2011, 2010 and 2009, the average acquisition fee we charged per automobile contract purchased under our CPS programs was $1,155, $1,382 and $1,508, respectively, or 7.4%, 9.2%, and 11.7%, respectively, of the amount financed.  For the year ended December 31, 2008, the average acquisition fee was $592 and represented 3.9% of the amount financed.  Similarly, the weighted average annual percentage rate of interest payable by our customers on newly purchased contracts has increased to 20.07%, 20.05%, and 19.9% in 2011, 2010 and 2009, respectively, compared to 18.5% in 2008.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2011, we had approximately $876.3 million of debt outstanding. Such debt consisted primarily of $583.1 million of securitization trust debt, and also included $166.8 million in debt for the acquisition of the Fireside portfolio, $25.4 million of a warehouse line of credit, $21.9 million of residual interest financing, $58.3 million of senior secured related party debt and $20.8 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

As of December 31, 2011 we have a shareholders’ deficit of $14.2 million and our recent operating results include net losses of $14.5 million and $33.8 million in 2011 and 2010, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our recent operating losses.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2011 (dollars in thousands):

	Payment Due by Period (1)

		Less than	1 to 3	4 to 5	More than
	Total	1 Year	Years	Years	5 Years
Long Term Debt (2)	$100,978	$20,941	$77,154	$1,706	$1,177
Operating Leases	$12,192	$2,902	$4,966	$3,830	$494

(1)
Securitization trust debt, in the aggregate amount of $583.1 million as of December 31, 2011, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $272.6 million in 2012, $136.9 million in 2013, $83.5 million in 2014, $59.3 million in 2015, $24.8 million in 2016 and $5.9 million in 2017.  Similarly, the debt associated with the Fireside acquisition is estimated to be repaid by $117.7 million in 2012 and $49.1 million in 2013.

(2)	Long-term debt includes residual interest debt, senior secured debt and subordinated renewable notes.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in September 2009.    On September 25, 2009 we established a $50 million secured revolving credit facility with Fortress Credit Corp. that matured on September 25, 2011.  The facility was structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Four Funding LLC.  The facility provided for advances up to 75% of eligible finance receivables and the notes under it accrued interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum.

Facility Established in December 2010.    On December 23, 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group.  The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Six Funding, LLC.  The facility provides for advances up to 82% of eligible finance receivables and the notes under it accrue interest at a rate of one-month LIBOR plus 5.73% per annum, with a minimum rate of 7.23% per annum.  There was $25.4 million outstanding under this facility at December 31, 2011.

Facility Established in February 2011.    On February 24, 2011, we entered into an additional $100 million two-year warehouse credit line with UBS Real Estate Securities, Inc.  The facility revolved during the first year and amortizes during the second year.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC.  The facility provides for advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at one-month LIBOR plus 6.00% per annum.  There were no amounts outstanding under this facility at December 31, 2011.  In February 2012, we amended this facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.

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

Capitalization

Over the period from January 1, 2010 through December 31, 2011 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$39,440	$56,930
Issuances	-	-
Payments	(17,556)	(17,490)
Ending balance	$21,884	$39,440

SECURITIZATION TRUST DEBT:
Beginning balance	$567,722	$904,833
Issuances	339,524	42,465
Payments	(324,181)	(379,576)
Ending balance	$583,065	$567,722

SENIOR SECURED DEBT, RELATED PARTY:
Beginning balance	$44,873	$26,118
Issuances	12,800	27,750
Payments	(1,600)	(5,000)
Debt discount net of amortization	2,271	(3,995)
Ending balance	$58,344	$44,873

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$20,337	$21,965
Issuances	3,646	2,685
Payments	(3,233)	(4,313)
Ending balance	$20,750	$20,337

DEBT SECURED BY RECEIVABLES MEASURED
AT FAIR VALUE:
Beginning balance	$-
Issuances	196,473
Payments	(34,450)
Accretion of premium	5,606
Mark to fair value	(801)
Ending balance	$166,828

Residual Interest Financing.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  In May 2010, we extended the maturity date from June 2010 to May 2011.  In May 2011, we extended the maturity date of the facility from May 2011 to May 2012.  As of December 31, 2011 the aggregate indebtedness under this facility was $21.9 million.  In February 2012, we exchanged certain previously pledged residual interests with new, previously unpledged, residual interests and extended the maturity date to February 2013.

Securitization Trust Debt.  From July 2003 through April 2008, we have, for financial accounting purposes, treated securitizations of automobile contracts as secured financings, and the asset-backed securities issued in such securitizations remain on our balance sheet as securitization trust debt.  Our September 2008 and the re-securitization of the remaining receivables from such transaction in September 2010, were each structured as a sale for financial accounting purposes and the asset-backed securities issued in those transactions have not been and are not on our balance sheet.  Our three 2011 securitizations were all treated as secured financings.

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

In November 2009 we entered into an additional agreement with this lender under which they purchased an additional $5 million note.  The note accrued interest at 15.0% and was repaid in December 2010, at which time the lender purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding.  The $27.8 million note accrues interest at 16.0% and matures in December 2013.  Concurrent with the issuance of the $27.8 million note, the term of the $10 and $15 million notes were amended to change their maturity dates to December 2013.  In conjunction with the issuance of the $27.8  million note, we issued to the lender 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock.  Each share of the Series B convertible preferred stock may become exchangeable for 1,000 shares of our common stock, upon shareholder approval of such exchange, but not without shareholder approval.  At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively. On March 31, 2011, we sold an additional $5 million note due February 29, 2012 to LLCP. In April 2011 we  purchased from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and financed that purchase by issuing to LLCP a new $3 million note  due June 30, 2012. In November 2011, we sold an additional $5 million note due October 2012.  All such notes bear interest at 14% per annum.  In February 2012, we extended the maturity of the $5 million note that was originally due in February 2012 to March 2012

Subordinated Renewable Notes Debt.   In June 2005, we began issuing registered subordinated renewable notes in an ongoing offering to the public.  Upon maturity, the notes are automatically renewed for the same term as the maturing notes, unless we elect not to have the notes renewed or unless the investor notifies us within 15 days after the maturity date for his notes that he wants his notes repaid.  Renewed notes bear interest at the rate we are offering at that time to other investors with similar note maturities.  Based on the terms of the individual notes, interest payments may be required monthly, quarterly, annually or upon maturity.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions.   In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. We have received an amendment regarding the potential breach of a minimum net worth financial covenant for our residual financing facility.

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

New Accounting Pronouncements

In September 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach and changes the presentation of reclassification items out of other comprehensive income to net income. In December 2011, the FASB deferred certain provisions related to the reclassifications of items out of accumulated other comprehensive income and the presentation of the reclassification items. Since we already take the two separate consecutive statement approach in presenting other comprehensive income, the adoption of this amendment will not change our presentation of the components of comprehensive income. The other provisions of the amendment are effective for fiscal and interim periods beginning after December 15, 2011.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2011 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. December 31, 2011December 31, 2011

The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the chief executive and chief financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the chief executive and chief financial officers, believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2012 (the "2012 Proxy Statement"). The 2012 Proxy Statement will be filed not later than April 30, 2012. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2012 Proxy Statement.

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

4.2	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.3	Form of Indenture re additional Renewable Unsecured Subordinated Notes (“ARUS Notes”) (Exhibit 4.1 to Form S-1, no. 333-168976)
4.3.1	Form of ARUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.4	Supplement dated December 7, 2010 to Indenture re ARUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.23	Indenture dated as of June 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-B (exhibit 4.23 to Form 8-K filed by the registrant on June 29, 2007)
4.24	Sale and Servicing Agreement dated as of June 1, 2007, related to notes issued by CPS Auto Receivables Trust 2007-B (exhibit 4.24 to Form 8-K filed by the registrant on June 29, 2007.)
4.25	Indenture dated as of September 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-C (exhibit 4.25 to Form 8-K filed by the registrant on November 2, 2007)
4.26	Sale and Servicing Agreement dated as of September 1, 2007, related to notes issued by CPS Auto Receivables Trust 2007-C (exhibit 4.26 to Form 8-K filed by the registrant on November 2, 2007.)
4.27	Indenture re Notes issued by CPS Auto Receivables Trust 2008-A (exhibit 4.27 to Form 8-K filed by the registrant on April 15, 2008)
4.28	Sale and Servicing Agreement dated as of March 1, 2008, related to notes issued by CPS Auto Receivables Trust 2008-A (exhibit 4.28 to Form 8-K filed by the registrant on April 15, 2008)
4.29	Revolving Credit Agreement dated December 23, 2010 (Exhibit 4.29 to Form 10-K filed March 31, 2011)
10.1	1991 Stock Option Plan & forms of Option Agreements thereunder (Exhibit 10.19 to Form S-2, no. 333-121913) **
10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended to date (Exhibit 10.5 to Form S-1, post-effective amendment thereto, filed December 23, 2011)**

10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)3) to registrant's Schedule TO filed November 12, 2009)**
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
10.15.2
Amendment dated December 23, 2010 to Securities Purchase Agreement dated June 30, 2008 between the registrant and LLCP.  (incorporated by reference to Schedule 13D by Levine Leichtman Capital Partners IV, L.P. on January 3, 2011.

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

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
March 6, 2012	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 6, 2012	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)
March 6, 2012	/s/ CHRIS A. ADAMS
Chris A. Adams, Director
March 6, 2012	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director
March 6, 2012	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director
March 6, 2012	/s/ GREGORY S. WASHER
Gregory S. Washer, Director
March 6, 2012	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
March 6, 2012	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Sr. Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Consumer Portfolio Services, Inc.

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The Company has incurred significant losses during the last three years.  As a result, the Company has negative shareholders’ equity as of December 31, 2011.  Management’s plans in regards to these matters are discussed in Note 16.

/s/ CROWE HORWATH LLP
Costa Mesa, California
March 5, 2012

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$10,094	$16,252
Restricted cash and equivalents	159,228	123,958

Finance receivables	516,630	565,621
Less: Allowance for finance credit losses	(10,351)	(13,168)
Finance receivables, net	506,279	552,453

Finance receivables measured at fair value	160,253	-
Residual interest in securitizations	4,414	3,841
Furniture and equipment, net	875	1,143
Deferred financing costs	8,036	5,685
Deferred tax assets, net	15,000	15,000
Accrued interest receivable	6,432	6,165
Other assets	19,439	17,893
	$890,050	$742,390

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$27,993	$22,033
Warehouse lines of credit	25,393	45,564
Residual interest financing	21,884	39,440
Debt secured by receivables measured at fair value	166,828	-
Securitization trust debt	583,065	567,722
Senior secured debt, related party	58,344	44,873
Subordinated renewable notes	20,750	20,337
	904,257	739,969
Commitments and contingencies
Shareholders' Equity
Preferred stock, $1 par value; authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	-	-
Series B preferred stock, $1 par value; authorized 1,870 shares; 0 and 1,870 shares issued and outstanding at December 31, 2011 and 2010, respectively	-	1,601
Common stock, no par value; authorized 75,000,000 shares; 19,526,968 and 18,122,810 shares issued and outstanding at December 31, 2011 and 2010, respectively	62,466	59,852
Accumulated deficit	(68,138)	(53,678)
Accumulated other comprehensive loss	(8,535)	(5,354)
	(14,207)	2,421
	$890,050	$742,390

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010
Revenues:
Interest income	$127,856	$137,090
Servicing fees	4,348	7,657
Other income	10,927	10,438
	143,131	155,185

Expenses:
Employee costs	32,270	33,814
General and administrative	14,590	18,526
Interest	83,054	81,577
Provision for credit losses	15,508	29,921
Marketing	8,491	3,826
Occupancy	3,006	3,067
Depreciation and amortization	672	649
	157,591	171,380
Loss before income tax expense	(14,460)	(16,195)
Income tax expense	-	16,982
Net loss	$(14,460)	$(33,177)

Loss per share:
Basic	$(0.76)	$(1.90)
Diluted	(0.76)	(1.90)

Number of shares used in computing loss per share:
Basic	19,013	17,477
Diluted	19,013	17,477

See accompanying Notes to Consolidated Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)
(In thousands)

	Year Ended December 31,
	2011	2010

Net loss	$(14,460)	$(33,177)
Other comprehensive income (loss); change in funded status of pension plan, net of $0 and $172 in tax for 2011 and 2010, respectively	(3,181)	282
Comprehensive loss	$(17,641)	$(32,895)

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Series B Preferred Stock		Common Stock		Retained Earnings/ (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit)	Loss	Total
Balance at December 31, 2009	-	$-	18,035	$58,932	$(20,501)	$(5,636)	$32,795

Common stock issued upon exercise of options and warrants	-	-	500	-	-	-	-
Common stock issued upon issuance of debt	-	-	880	753	-	-	753
Preferred stock issued upon issuance of debt	2	1,601	-	-	-	-	1,601
Purchase of common stock	-	-	(1,292)	(2,201)	-	-	(2,201)
Pension benefit obligation	-	-	-	-	-	282	282
Valuation of warrants issued	-	-	-	770	-	-	770
Stock-based compensation	-	-	-	1,598	-	-	1,598
Net loss	-	-	-	-	(33,177)	-	(33,177)
Balance at December 31, 2010	2	$1,601	18,123	$59,852	$(53,678)	$(5,354)	$2,421

Common stock issued upon exercise of options and warrants	-	-	9	7	-	-	7
Preferred stock conversion	(2)	(1,601)	1,870	1,601	-	-	-
Purchase of common stock	-	-	(475)	(524)	-	-	(524)
Pension benefit obligation	-	-	-	-	-	(3,181)	(3,181)
Stock-based compensation	-	-	-	1,530	-	-	1,530
Net loss	-	-	-	-	(14,460)	-	(14,460)
Balance at December 31, 2011	-	$-	19,527	$62,466	$(68,138)	$(8,535)	$(14,207)

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(14,460)	$(33,177)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of deferred acquisition fees	(9,821)	(5,954)
Amortization of discount on securitization notes	5,772	5,654
Amortization of discount on senior secured debt, related party	2,271	1,109
Accretion of premium on debt secured by receivables measured at fair value	5,606	-
Mark to fair value on debt secured by receivables at fair value	(801)	-
Mark to fair value of receivables at fair value	(174)	-
Depreciation and amortization	672	649
Amortization of deferred financing costs	4,588	4,584
Provision for credit losses	15,508	29,921
Stock-based compensation expense	1,530	1,598
Interest income on residual assets	(573)	(1,039)
Changes in assets and liabilities:
Accrued interest receivable	(267)	2,409
Other assets	(1,833)	14,314
Deferred tax assets	-	18,449
Accounts payable and accrued expenses	2,779	4,408
Net cash provided by operating activities	10,797	42,925

Cash flows from investing activities:
Purchases of finance receivables held for investment	(284,237)	(113,023)
Payments received on finance receivables held for investment	364,199	376,695
Purchases of receivables portfolio	(199,554)	-
Change in repossessions in inventory	287	4,969
Decreases (increases) in restricted cash and cash equivalents, net	(35,270)	4,553
Purchase of furniture and equipment	(404)	(283)
Net cash provided by (used in) investing activities	(154,979)	272,911

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	339,524	42,465
Proceeds from issuance of subordinated renewable notes	3,646	2,685
Proceeds from issuance of senior secured debt, related party	12,800	24,248
Proceeds from porfolio acquisition financing	197,262	-
Payments on subordinated renewable notes	(3,233)	(4,313)
Net proceeds from (repayments to) warehouse lines of credit	(20,171)	35,849
Repayment of residual financing debt	(17,556)	(17,490)
Repayment of securitization trust debt	(329,953)	(385,231)
Repayment of senior secured debt, related party	(1,600)	(5,000)
Repayment of portfolio acquisition financing	(35,240)	-
Payment of financing costs	(6,939)	(3,782)
Purchase of common stock	(523)	(1,448)
Exercise of options and warrants	7	-
Net cash provided by (used in) financing activities	138,024	(312,017)
Increase (decrease) in cash and cash equivalents	(6,158)	3,819
Cash and cash equivalents at beginning of period	16,252	12,433
Cash and cash equivalents at end of period	$10,094	$16,252

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$69,699	$74,188
Income taxes	200	(9,252)

Non-cash financing activities:
Pension benefit obligation, net	3,181	(282)
Common stock issued in connection with new senior secured debt, related party	-	753
Preferred stock issued in connection with new senior secured debt, related party	-	1,601
Warrants issued in connection with warehouse line of credit	-	770

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in California, Texas, Pennsylvania, and Georgia represented 14.3%, 10.1%, 8.0% and 5.4%, respectively, of contracts purchased during 2011 compared with 15.9%, 8.6%, 7.5% and 5.2%, respectively in 2010.  No other state had a concentration in excess of 5.4% in 2011. We specialize in Contracts with borrowers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at two financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2011, our unrestricted cash balance was $10.1 million.

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses likely incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies the finance receivable portfolio into separately identified pools based on their period of origination, then uses historical performance of seasoned pools to estimate future losses on current pools. Historical loss experience is adjusted as necessary for current economic conditions. We consider our portfolio of finance receivables to be relatively homogenous and consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.  Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of finance receivable contracts. For each monthly pool of contracts that we purchase, we begin establishing the allowance in the month of acquisition and increase it over the subsequent eleven months, through a provision for losses charged to our consolidated statement of operations.   Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of the underlying collateral and historical loss trends. As conditions change, our level of provisioning and/or allowance may change.

Finance Receivables and Related Debt Measured at Fair Value

In September 2011 we purchased finance receivables from Fireside Bank. These receivables are securing debt that was structured specifically for the acquisition of this portfolio.  Since the Fireside receivables were originated by another entity with its own underwriting guidelines and procedures, we have elected to account for the Fireside receivables and the related debt secured by those receivables at their estimated fair values so that changes in fair value will be reflected in our results of operations as they occur.  We use our own assumptions about the factors that we believe market participants would use in pricing similar receivables and debt, and are based on the best information available in the circumstances. The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in different estimates of fair value.  Those estimated values may differ significantly from the values that would have been used had a readily available market for such receivables or debt existed, or had such receivables or debt been liquidated, and those differences could be material to the financial statements.  Interest income from the receivables and interest expense on the debt are included in interest income and interest expense, respectively.  Changes to the fair value of the receivables and debt are also to be included in interest income and interest expense, respectively.

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

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying balance sheets are repossessed vehicles pending sale of $4.5 million and $4.8 million at December 31, 2011 and 2010, respectively.

Treatment of Securitizations

Our term securitization structure has generally been as follows:

We sell Contracts we acquire to a wholly-owned special purpose subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling our contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities ("Notes"), in a principal amount equal to or less than the aggregate principal balance of the contracts. We typically sell these contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to us are provided by us to the Trust. One or more investors purchase the Notes issued by the Trust (the "Noteholders"); the proceeds from the sale of the Notes are then used to purchase the contracts from us. We may retain or sell subordinated Notes issued by the Trust. Through 2008, we purchased a financial guaranty insurance policy for all of our term securitizations, guaranteeing timely payment of interest and ultimate payment of principal on the senior Notes, from an insurance company (a "Note Insurer"). In addition, we have provided "Credit Enhancement" for the benefit of the Note Insurer and the Noteholders in three forms: (1) an initial cash deposit to a bank account (a "Spread Account") held by the Trust, (2) overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the contracts, and (3) in the form of subordinated Notes. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the contracts until the level of Credit Enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of contracts held by the Trusts and on other conditions, and may also be varied by agreement among the Company, the SPS, the Note Insurers and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied by from one Trust to another.

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

  For all of the securitizations that we have completed since July 2003 (other than the September 2008 and September 2010 securitizations), we have the power to direct the most significant activities of the SPS.  In addition, we have the obligation to absorb losses and the rights to receive benefits from the SPS, both of which could be potentially significant to the SPS.  These types of securitization structures are treated as secured financings, in which the receivables remain on our consolidated balance sheet, and the debt issued by the SPS is shown as a securitization trust debt of the Company.

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

We recognize gains or losses attributable to any changes in the estimated fair value of the Residuals. Gains in fair value are recognized as Other Income in the income statement, and losses are recorded as an impairment loss in the income statement. We are not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, we determine the estimated fair value of the Residuals by discounting the amount of anticipated cash flows that we estimate will be released to us in the future (the cash out method), using a discount rate that we believe is appropriate for the risks involved. The anticipated cash flows may include collections from both current and charged off receivables. We have used an effective pre-tax discount rate of 20% per annum.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Income

The following table presents the primary components of Other Income:

	December 31,
	2011	2010
	(In thousands)
Direct mail revenues	$5,408	$2,001
Convenience fees charged to obligors	2,869	2,937
Recoveries on previously charged-off contracts	576	1,456
Sales tax refunds	395	3,269
Other	1,679	775
Other income for the year	$10,927	$10,438

Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2011	2010
	(In thousands, except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share	$(14,460)	$(33,177)
Denominator:
Denominator for basic earnings (loss) per share - weighted average number of common shares outstanding during the year	19,013	17,477
Incremental common shares attributable to exercise of outstanding options and warrants	-	-
Denominator for diluted earnings (loss) per share	19,013	17,477
Basic earnings (loss) per share	$(0.76)	$(1.90)
Diluted earnings (loss) per share	$(0.76)	$(1.90)

Incremental shares of 2.9 million and 3.2 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the year ended December 31, 2011 and 2010, respectively, because the effect is anti-dilutive. The exercise prices of these stock options were greater than the average market price of the Company’s common shares or the Company was in a net loss position and, therefore, the effect would be anti-dilutive to earnings (loss) per share.

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 2011 and 2010 was $0.53 and $1.11, respectively. That fair value was estimated using the Black-Scholes option pricing model using the weighted average assumptions noted in the following table. We estimate the expected life of each option as the average of the vesting period and the contractual life of the option. The volatility estimate is based on the historical volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 62% to 81% for 2011 and 78% to 125% for 2010. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2011	2010
Expected life (years)	4.32	5.67
Risk-free interest rate	2.17%	2.31%
Volatility	80%	82%
Expected dividend yield	-	-

New Accounting Pronouncements

     In September 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach and changes the presentation of reclassification items out of other comprehensive income to net income. In December 2011, the FASB deferred certain provisions related to the reclassifications of items out of accumulated other comprehensive income and the presentation of the reclassification items. Since we already take the two separate consecutive statement approach in presenting other comprehensive income, the adoption of this amendment will not change our presentation of the components of comprehensive income. The other provisions of the amendment are effective for fiscal and interim periods beginning after December 15, 2011.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Correction of Immaterial Error

In the first quarter of 2011, we revised our consolidated financial statements for the years ended December 31, 2009 and 2010, including the quarters therein, due to corrections of immaterial prior years’ errors identified in the current year. We understated derivative liabilities and mis-stated interest expense for 2009 and 2010, primarily related to the accounting treatment of derivative liabilities associated with certain warrants we issued in conjunction with various debt financing transactions.  The warrants involved are those referenced above as having reset features. The result of the correction included a decrease of previously reported net loss by $649,000 for the year ended December 31, 2010. Basic and diluted loss per common share decreased by $0.04 per share from previously reported amounts as of the December 31, 2010. Net shareholders’ equity decreased by $2.1 million compared to the amounts previously reported as of December 31, 2010.

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

The agreements under which we receive periodic fees for servicing automobile contracts in securitizations are terminable by the respective financial guaranty insurance companies (also referred to as note insurers) upon defined events of default, and, in some cases, at the will of the insurance company.  In August 2010, we agreed with the note insurer for four of our twelve currently outstanding securitizations to amend the applicable agreements to remove the financial covenants that were contained in three of the related agreements.  In return for such amendments, we agreed to increase the required credit enhancement amounts in those three deals through increased spread account requirements.  The fourth transaction insured by this particular note insurer does not contain financial covenants.

During 2011 we received waivers regarding the potential breach of certain covenants relating to minimum net worth and maintenance of active warehouse credit facilities. Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain of outstanding securitization pools. In February 2012, the remaining notes associated with the securitization transactions for which we received waivers in 2011 were paid in full. We are in compliance with all financial covenants as of December 31, 2011.

 (2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our consolidated balance sheets was $159.2 million and $124.0 million as of December 31, 2011 and 2010, respectively.

Certain of our financing agreements require that we establish cash reserves for the benefit of the creditors to protect against unforeseen credit losses on the Contracts. These cash reserves, which are included in restricted cash, were $82.4 million and $95.2 million as of December 31, 2011 and 2010, respectively.

(3) Finance Receivables

We consider our portfolio of finance receivables to be homogenous and consist of a single segment and class.  Consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator.  The following table presents the components of Finance Receivables, net of unearned interest:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2011	2010
	(In thousands)
Finance Receivables
Automobile finance receivables, net of unearned interest	$536,773	$576,090
Less: Unearned acquisition fees and discounts	(20,143)	(10,469)
Finance Receivables	$516,630	$565,621

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included.  In cases where the due date may have been extended, the only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month.  There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest.  Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings.  The following table summarizes the delinquency status of finance receivables as of December 31, 2010 and 2011:

	December 31,
	2011	2010
	(In thousands)
Deliquency Status
Current	$512,802	$541,375
31 - 60 days	9,344	16,784
61 - 90 days	6,034	9,453
91 + days	8,593	8,478
	$536,773	$576,090

Finance receivables totaling $13.0 million and $13.3 million at December 31, 2011 and 2010, respectively, have been placed on non-accrual status as a result of their delinquency status.

The following table presents a summary of the activity for the allowance for credit losses, for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$13,168	$38,274
Provision for credit losses	15,508	29,921
Charge-offs	(35,516)	(82,585)
Recoveries	17,191	27,558
Balance at end of year	$10,351	$13,168

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory:

	December 31,
	2011	2010
	(In thousands)
Gross balance of repossessions in inventory	$9,246	$21,046
Allowance for losses on repossessed inventory	(4,765)	(16,278)
Net repossessed inventory included in other assets	$4,481	$4,768

(4) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value and includes $1.5 million in repossessed inventory at December 31, 2011:

	December 31, 2011	December 31, 2010
	(In thousands)
Finance Receivables Measured at Fair Value

Finance receivables and accrued interest, net of unearned interest	$172,167	$-
Less: Fair value adjustment	(11,914)	-
Finance receivables measured at fair value	$160,253	$-

The following table summarizes the delinquency status of finance receivables measured at fair value as of December 31, 2011 (we held no such receivables at December 31, 2010):
	December 31, 2011	December 31, 2010
	(In thousands)
Deliquency Status
Current	$164,625	$-
31 - 60 days	4,872	-
61 - 90 days	1,767	-
91 + days	903	-
	$172,167	$-

(5) Residual Interest in Securitizations

In September 2008 we completed a structured loan sale in which we retained a residual interest. The remaining receivables from that September 2008 securitization were re-securitized in September 2010. The residual interest in the cash flows from this transaction was $4.4 million and $3.8 million as of December 31, 2011 and 2010, respectively, and was determined using a discounted cash flow model that included estimates for prepayments and losses.  The discount rate utilized was 20%. The assumptions utilized were based on our historical performance adjusted for current market conditions.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2011	2010
	(In thousands)
Furniture and fixtures	$1,139	$4,133
Computer and telephone equipment	3,228	6,857
Leasing assets	673	673
Leasehold improvements	630	1,301
	5,670	12,964
Less: accumulated depreciation and amortization	(4,795)	(11,821)
	$875	$1,143

Depreciation expense totaled $672,000 and $649,000 for the years ended December 31, 2011 and 2010, respectively.

(7) Securitization Trust Debt

We have completed a number of term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our consolidated balance sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

Series	Final Scheduled Payment Date (1)	Receivables Pledged at December 31, 2011 (2)	Initial Principal	Outstanding Principal at December 31, 2011	Outstanding Principal at December 31, 2010	Weighted Average Interest Rate at December 31, 2011
		(Dollars in thousands)
CPS 2005-C	March 2012	$-	$183,300	$-	$5,481	-
CPS 2005-D	July 2012	-	145,000	-	6,573	-
CPS 2006-A	November 2012	-	245,000	-	16,765	-
CPS 2006-B	January 2013	5,973	257,500	6,604	29,196	6.43%
CPS 2006-C	June 2013	8,733	247,500	14,873	35,499	7.26%
CPS 2006-D	August 2013	12,729	220,000	15,716	38,493	6.21%
CPS 2007-A	November 2013	23,160	290,000	34,312	64,166	6.67%
CPS 2007-TFC	December 2013	5,451	113,293	7,771	17,029	6.76%
CPS 2007-B	January 2014	33,485	314,999	40,916	86,355	6.66%
CPS 2007-C	May 2014	43,441	327,499	52,723	100,107	6.89%
CPS 2008-A	October 2014	54,820	310,359	77,284	125,593	8.30%
Page Five Funding	January 2018	38,811	9,174	36,701	42,465	9.45%
CPS 2011-A	April 2018	83,348	100,364	75,625	-	3.87%
CPS 2011-B	September 2018	104,553	109,936	101,268	-	4.34%
CPS 2011-C	March 2019	119,003	119,400	119,272	-	4.81%
		$533,507	$2,993,324	$583,065	$567,722

(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $272.65 million in 2012, $136.9 million in 2013, $83.5 million in 2014, $59.3 million in 2015, and $24.8 million in 2016 and $6.0 million in 2017.

(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheet.

All of the securitization trust debt was issued in private placement transactions to qualified institutional investors. The debt was issued through wholly-owned, bankruptcy remote subsidiaries of CPS and is secured by the assets of such subsidiaries, but not by other assets of the Company. Principal and interest payments on the senior notes for our securitization transactions through 2008 are guaranteed by financial guaranty insurance policies.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2011, in one case only as a result of an amendment.

We are responsible for the administration and collection of the contracts. The Securitization Agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of December 31, 2011, restricted cash under the various agreements totaled approximately $146.5 million. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of transaction costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(8) Debt

The terms of our debt outstanding at December 31, 2011 and 2010 are summarized below:

	December 31,
	2011	2010
	(In thousands)
Residual interest financing
Notes secured by our residual interests in securitizations. In May 2011, the maturity was extended from May 2011 to May 2012. The aggregate indebtedness under this facility was $21.9 million at December 31, 2011. It bears interest at 12.875% over the one month LIBOR rate.	$21,884	$39,440

Senior secured debt, related party
Notes payable to Levine Leichtman Capital Partners IV, L.P. (“LLCP”).  LLCP is considered a related party because its beneficial ownership interest in our common stock is greater than 20%.  The notes consists of three 16% term notes for $52.75 million all due in December 2013, two 14% term notes for $5 million due in March 2012 and October 2012 and a $1.2 million note at 14% due in June 2012. The amount outstanding at December 31, 2011 is net of the unamortized debt discount of $7.9 million relating to the valuation of 1,225,000 shares of stock, warrants to purchase 1,611,114 shares of our common stock at an exercise price of $1.3982, warrants to purchase 285,781 of our common stock at an exercise price of $0.01 and $1.4 million in cash paid to the lender at issuance. In addition, the unamortized debt discount includes the valuation of 2,750,000 shares of common stock and $2.75 million in cash paid to the lender at issuance of one of the 16% notes.  All LLCP debt is secured by substantially all of our assets that are not securing warehouse, residual interest or securitization trust debt.
	58,344	44,873

Subordinated renewable notes
Notes bearing interest ranging from 6.85% to 16.85%, with a weighted average rate of 14.60%, and with maturities from January 2012 to November 2021 with a weighted average maturity of August 2014. We began issuing the notes in June 2005 and incurred issuance costs of $250,000. Payments are made monthly, quarterly, annually or upon maturity based on the terms of the individual notes.	20,750	20,337
	$100,978	$104,650

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding debt on our warehouse credit facilities was $25.4 million as of December 31, 2011, compared to $45.6 million outstanding as of December 31, 2010.  See Note 16 for a discussion of our warehouse lines of credit.

The costs incurred in conjunction with the above debt are recorded as deferred financing costs on the accompanying balance sheets and are more fully described in Note 1.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth and capitalization. Further covenants include matters relating to investments, acquisitions, restricted payments and certain dividend restrictions.  See the discussion of financial covenants in footnote 1.

The following table summarizes the contractual and expected maturity amounts of debt as of December 31, 2011:

Contractual maturity date	Residual interest financing (1)	Senior secured debt (2)	Subordinated renewable notes	Total
	(In thousands)
2012	$-	$10,824	$10,117	$20,941
2013	21,884	47,520	3,822	73,226
2014	-	-	3,928	3,928
2015	-	-	440	440
2016	-	-	1,266	1,266
Thereafter	-	-	1,177	1,177
Total	$21,884	$58,344	$20,750	$100,978

(1)	The contractual maturity date for the residual interest financing debt was extended from May 2012 to February 2013 in February 2012.

(2)	The senior secured debt is shown net of unamortized debt discounts of $5.6 million. On a gross basis the scheduled maturity of this debt in is $11.2 million in 2012 and $52.8 million in 2013.

(9) Shareholders’ Equity

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are required to comply with various operating and financial covenants defined in the agreements governing the warehouse lines of credit, senior debt, residual interest financing and subordinated debt. The covenants for the senior debt, residual interest financing and subordinated debt restrict the payment of certain distributions, including dividends (See Note 8).

Included in compensation expense for the years ended December 31, 2011 and 2010, is $1.5 million and $1.6 million, respectively, related to the amortization of deferred compensation expense and valuation of stock options.

Stock Purchases

At five different times between 2000 and 2011, our Board of Directors authorized us to purchase a total of up to $34.5 million of our securities. As of December 31, 2011, we had purchased $5.0 million in principal amount of debt securities, and $28.0 million of our common stock, representing 9,480,566 shares.

Options and Warrants

In 2006, the Company adopted and its shareholders approved the CPS 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) pursuant to which our Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to our employees or our subsidiaries, to directors of the Company, and to individuals acting as consultants to the Company or its subsidiaries. In June 2008, the shareholders of the Company approved an amendment to the 2006 Plan to increase the maximum number of shares that may be subject to awards under the 2006 Plan from 3,000,000 to 5,000,000, in each case plus shares authorized under prior plans and not issued.  Options that have been granted under the 2006 Plan and a previous plan approved in 1997 have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms generally of 10 years and vesting generally over five years.

For the year ended December 31, 2011, we recorded stock-based compensation costs in the amount of $1.5 million. As of December 31, 2011, unrecognized stock-based compensation costs to be recognized over future periods was equal to $2.1 million. This amount will be recognized as expense over a weighted-average period of 2.6 years.

At December 31, 2011, the options outstanding and exercisable had intrinsic values of $149,000 and $72,000, respectively. The total intrinsic value of options exercised was $4,000 for the year ended December 31, 2011. No options were exercised in 2010. New shares were issued for all options exercised during the year ended December 2011 and cash of $7,000 was received. No tax benefit was recorded for the options exercised in 2011. At December 31, 2011, there were a total of 577,000 additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2011 for stock options under the 2006 and 1997 plans is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Options outstanding at the beginning of period	6,990	$1.61	N/A
Granted	1,975	1.26	N/A
Exercised	(9)	0.77	N/A
Forfeited/Expired	(525)	1.53	N/A
Options outstanding at the end of period	8,431	$1.53	6.07 years

Options exercisable at the end of period	5,106	$1.72	4.38 years

The per share weighted average fair value of stock options granted whose exercise price was equal to the market price of the stock on the grant date during the years ended December 31, 2011 and 2010, was $1.01 and $1.11, respectively.

The per share weighted average exercise price of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2011 and 2010 was $1.67 and $1.50, respectively.

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

In connection with the amendment to our residual credit facility discussed in Note 16, we issued warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429.  The warrants represented the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we re-purchased 500,000 shares for $1.0 million.

A warrant to purchase 1,158,087 shares of our common stock at an exercise price of $0.879 per share is outstanding at December 31, 2011 which was issued in connection with our $50 million secured revolving credit facility established in September 2009. Warrants to purchase 500,000 of our common shares at an exercise price of $1.41 per share are outstanding. These warrants were issued to the note purchasers in our March 2010 $50 million term funding facility.

 (10) Interest Income

The following table presents the components of interest income:

	Year Ended December 31,
	2011	2010
	(In thousands)
Interest on finance receivables	$126,118	$135,013
Residual interest income	814	1,063
Other interest income	924	1,014
Interest income	$127,856	$137,090

(11) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2011	2010
	(In thousands)
Current federal tax expense (benefit)	$-	$(1,518)
Current state tax expense (benefit)	-	(28)
Deferred federal tax (benefit)	(4,873)	(4,107)
Deferred state tax expense (benefit)	(233)	(5,331)
Change in valuation allowance	5,106	27,966
Income tax expense (benefit)	$-	$16,982

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense/(benefit) for the years ended December 31, 2011 and 2010 differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Expense at federal tax rate	$(5,061)	$(5,896)
State taxes, net of federal income tax benefit	(232)	734
Other adjustments to tax reserve	(366)	(1,344)
Effect of change in state tax rate	1,085	(4,931)
Valuation allowance	5,106	27,966
Stock-based compensation	520	535
Other	(1,052)	(82)
	$-	$16,982

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred Tax Assets:
Finance receivables	$3,073	$7,562
Accrued liabilities	1,205	1,476
Furniture and equipment	102	281
NOL carryforwards	54,824	49,862
Built in losses	15,098	17,132
Pension Accrual	3,401	2,214
Other	687	-
Total deferred tax assets	78,390	78,527
Valuation allowance	(61,693)	(56,587)
	16,697	21,940

Deferred Tax Liabilities:
Other	(1,697)	(6,940)
Total deferred tax liabilities	(1,697)	(6,940)

Net deferred tax asset	$15,000	$15,000

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Asset Category	Key Assumptions	Estimated Taxable Income
Base servicing rights	Net cash flows discounted at 12%	$21,899
Residual interests in securitized receivables	Net cash flows discounted at 20%	17,928
Finance receivables	Net cash flows discounted at 25%	12,936
Charged off receivables	Assumed value of 1.5%	5,797
Note receivable	Net cash flows discounted at 11%	2,591
		$61,151

We believe such asset sales can produce at least $61.2 million in taxable income within the relevant carryforward period. Such strategies could be implemented without significant impact on our core business or our ability to generate future growth. The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.

At December 31, 2011 we have established a $61.7 million valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely.

As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of $132.6 million and $215.2 million, respectively.  The federal net operating losses begin to expire in 2022. The state net operating losses begin to expire in 2013.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits including interest and penalties for the year:

	2011	2010
	(In thousands)
Unrecognized tax benefit - opening balance	$3,022	$4,319
Gross increases - tax positions in prior period	543	157
Gross decreases - tax positions in prior period	-	-
Gross increases - tax positions in current period	-	-
Settlements	-	-
Lapse of statute of limitations	(1,160)	(1,454)
Unrecognized tax benefit - ending balance	$2,405	$3,022

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the balance of unrecognized tax benefits at December 31, 2011, are $2.0 million of tax benefits that, if recognized, would affect the effective tax rate.

We recognize a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, we reduced penalties by $120,000 and increased gross interest by $2,000 during 2011 and in total, as of December 31, 2011, have recognized a liability for penalties of $160,000 and gross interest of $696,000.

We do not anticipate a significant change in unrecognized tax positions within the coming year.  In addition, we believe that it is reasonably possible that none of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized by the end of 2011 as a result of a lapse of the statute of limitations.

We are subject to taxation in the US and various states and foreign jurisdictions.  The Company’s tax years for 2007 through 2010 are subject to examination by the tax authorities.  With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2007.

(12) Related Party Transactions

Director Purchase of Retail Note

In December 2007, one of our directors purchased a $4.0 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public.  The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. As of December 31, 2011, $4.0 million remains outstanding on this note.

(13) Commitments and Contingencies

Leases

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2018. Future minimum lease payments at December 31, 2011, under these leases are due during the years ended December 31 as follows:

Amount
(In thousands)
2012	$2,902
2013	2,676
2014	2,290
2015	2,142
2016	1,688
Thereafter	494
Total minimum lease payments	$12,192

Rent expense for the years ended December 31, 2011 and 2010, was $3.2 million and $3.6 million, respectively.

Our facility leases contain certain rental concessions and escalating rental payments, which are recognized as adjustments to rental expense and are amortized on a straight-line basis over the terms of the leases.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

Stanwich Litigation. We were for some time a defendant in a class action (the “Stanwich Case”) brought in the California Superior Court, Los Angeles County. The original plaintiffs in that case were persons entitled to receive regular payments (the “Settlement Payments”) pursuant to earlier settlements of claims, generally personal injury claims, against unrelated defendants. Stanwich Financial Services Corp. (“Stanwich”), an affiliate of the former chairman of our board of directors, is the entity that was obligated to pay the Settlement Payments. Stanwich defaulted on its payment obligations to the plaintiffs and in June 2001 filed for reorganization under the Bankruptcy Code, in the federal bankruptcy court in Connecticut. By February 2005, we had settled all claims brought against us in the Stanwich Case.

In November 2001, one of the defendants in the Stanwich Case, Jonathan Pardee, asserted claims for indemnity against us in a separate action, which is now pending in federal district court in Rhode Island. We have filed counterclaims in the Rhode Island federal court against Mr. Pardee, and have filed a separate action against Mr. Pardee's Rhode Island attorneys, in the same court. The litigation between Mr. Pardee and us was stayed for several years through September 2011, awaiting resolution of an adversary action brought against Mr. Pardee in the bankruptcy court, which is hearing the bankruptcy of Stanwich.

Pursuant to an agreement with the representative of creditors in the Stanwich bankruptcy, that adversary action has been dismissed.  Under that agreement, we paid the bankruptcy estate $800,000 and abandoned our claims against the estate, while the estate has abandoned its adversary action against Mr. Pardee. With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved without his incurring any liability. Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred. The stay in the action against us in Rhode Island has been lifted, and a trial is scheduled for November 2012.

The reader should consider that an adverse judgment against us in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial condition.

Other Litigation

In April 2010, Rosalyn Griffith and Jerret Cain filed a lawsuit against us asserting claims, purportedly on behalf of a class, under various provisions of the Telephone Consumer Protection Act (47 U.S.C. 227). In December 2011, mediation was held and a tentative settlement was agreed to. The settlement must be approved by the U.S. District Court, Northern District of Illinois for the terms to become effective. A court ruling on the settlement is expected by September 2012 and until such time there can be no assurance as to the outcome of this matter. No amount has been accrued because the settlement is uncertain in that it must be approved by the court. The amount of reasonably possible loss cannot be estimated at this time.

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to their outcomes. We have recorded a liability as of December 31, 2011 that we believe represents a sufficient allowance for legal contingencies. The amount of losses that are at least reasonably possible above what has already been accrued for cannot be estimated.  Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

 (14) Employee Benefits

The Company sponsors a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). We may, at our discretion, match 100% of employees’ contributions up to $1,500 per employee per calendar year. Our contributions to the 401(k) Plan were $10,000 and $74,000 for the year ended December 31, 2011 and 2010, respectively.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables  represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$17,057	$16,642
Service cost	-	-
Interest cost	912	931
Assumption changes	2,232	1,087
Actuarial (gain) loss	(128)	(106)
Settlements	-	(937)
Benefits paid	(630)	(560)
Projected benefit obligation, end of year	$19,443	$17,057

Change in Plan Assets
Fair value of plan assets, beginning of year	$11,155	$10,465
Return on assets	(527)	1,391
Employer contribution	665	847
Expenses	(50)	(51)
Settlements	-	(937)
Benefits paid	(630)	(560)
Fair value of plan assets, end of year	$10,613	$11,155
Funded Status at end of year	$(8,830)	$(5,902)

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2011 and 2010 were as follows:

	December, 31
	2011	2010
Weighted average assumptions used to determine benefit obligations
Discount rate	4.60%	5.45%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.45%	5.90%
Expected return on plan assets	8.50%	8.50%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our overall expected long-term rate of return on assets is 8.50% per annum as of December 31, 2011. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

	December 31,
	2011	2010
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$-	$-
Other liabilities	(8,830)	(5,902)
Net amount recognized	$(8,830)	$(5,902)

Amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$11,756	$8,575
Unrecognized transition asset	-	-
Net amount recognized	$11,756	$8,575

Components of net periodic benefit cost
Interest Cost	$912	$931
Expected return on assets	(948)	(851)
Amortization of transition asset	-	-
Amortization of net loss	449	475
Net periodic benefit cost	413	555
Settlement (gain)/loss	-	471
Total	$413	$1,026

Benefit Obligation Recognized in Other Comprehensive Income
Net loss (gain)	$3,181	$(454)
Prior service cost (credit)	-	-
Amortization of prior service cost	-	-
Net amount recognized in other comprehensive income	$3,181	$(454)

The amount included in accumulated other comprehensive income to be recognized as components of net periodic benefit cost in 2012 is $600,000.

The weighted average asset allocation of our pension benefits at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	80%	81%
Debt securities	20%	19%
Cash and cash equivalents	0%	0%
Total	100%	100%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Flows

Estimated Future Benefit Payments (In thousands)
2012	$658
2013	700
2014	716
2015	809
2016	819
Years 2017 - 2020	4,658

Anticipated Contributions in 2012	$1,473

The fair value of plan assets at December 31, 2011, by asset category, is as follows:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Core Bond	$-	$1,646	$-	$1,646
Fundamental Value	-	1,776	-	1,776
Mid Cap Growth	-	492	-	492
Focus Value	-	510	-	510
Small Co. Value	-	492	-	492
Growth	-	2,209	-	2,209
Income	-	318	-	318
International Growth	-	1,850	-	1,850
Inflation Protected Bond	-	450	-	450
Money Market	11	7	-	18
Company Common Stock	852	-	-	852
Total	$863	$9,750	$-	$10,613

(1)	Assets with quoted prices in active markets for identical assets

(2)	Assets with significant observable inputs

(3)	Assets with significant unobservable inputs

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Fair Value Measurements

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

Certain warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contain features that make them subject to derivative accounting. We classify these warrants as level 3 in the three-level valuation hierarchy as the inputs to its valuation methodology are unobservable and significant. We valued these warrants using a binomial valuation model using a weighted average volatility assumption of 39%, weighted average term of 7 years and a risk free rate of 1.4%. We estimated the value of these warrants to be $967,000, which is classified as a liability on our consolidated balance sheet as of December 31, 2011.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained were sold in September 2010 in the re-securitization transaction described in Note 1. In the same transaction, the residual interest was reduced by $1.5 million. The residual interest in such securitization is $4.4 million as of December 31, 2011 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 20% per annum and a cumulative net loss rate of 13%. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions. No gain or loss was recorded as a result of the re-securitization transaction described above.

In September 2011, we acquired $217.8 million of finance receivables from Fireside Bank for a purchase price of $199.6 million.  The receivables were acquired by our wholly-owned special purpose subsidiary, CPS Fender Receivables, LLC, which issued a note for $197.3 million, with a fair value of $196.5 million.  Since the Fireside receivables were originated by another entity with its own underwriting guidelines and procedures, we have elected to account for the Fireside receivables and the related debt secured by those receivables at their estimated fair values so that changes in fair value will be reflected in our results of operations as they occur.  Interest income from the receivables and interest expense on the note are included in interest income and interest expense, respectively.  Changes to the fair value of the receivables and debt are also to be included in interest income and interest expense, respectively.  Our level 3, unobservable inputs reflect the our own assumptions about the factors that market participants use in pricing similar receivables and debt, and are based on the best information available in the circumstances. They include such inputs as estimated net charge-offs and timing of the amortization of the portfolio of finance receivables.  Our estimate of the fair values of the Fireside receivables is performed on a pool basis, rather than separately on each individual receivable.

The table below presents a reconciliation for Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	2011	2010
	(in thousands)	(in thousands)
Residual Interest in Securitizations:
Balance at January 1	$3,841	$4,316
Reduction of residual interest as a result of re-securitization	-	(1,497)
Included in earnings	573	1,022
Balance at December 31	$4,414	$3,841

Warrant Derivative Liability:
Balance at January 1	$1,639	$1,544
Transfers into level 3	-	400
Included in earnings	(672)	(305)
Balance at December 31	$967	$1,639

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using Level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2011, the finance receivables related to the repossessed vehicles in inventory totaled $9.3 million. We have applied a valuation adjustment of $4.8 million, resulting in an estimated fair value and carrying amount of $4.5 million. There were no transfers in or out of Level 2 during the year.

The table below presents a reconciliation of the acquired finance receivables and related debt measured at fair value on a recurring basis using significant unobservable inputs:

	December 31,
	2011	2010
	(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$-	$-
Acquisitions	199,554	-
Payments on finance receivables at fair value	(41,926)	-
Charge-offs on finance receivables at fair value	(3,528)	-
Discount accretion	5,979	-
Mark to fair value	174	-
Balance at end of period	$160,253	$-

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$-	$-
New issuances	196,473	-
Principal payments on debt at fair value	(34,450)	-
Premium accretion	5,606	-
Mark to fair value	(801)	-
Balance at end of period	166,828	-
Reduction for principal payments collected and payable	(12,218)	-
Adjusted balance at end of period	$154,610	$-

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	December 31, 2011		December 31, 2010
	Contractual Balance	Fair Value	Contractual Balance	Fair Value
	(In thousands)

Fireside receivables portfolio	$172,167	$160,253	$-	$-

Debt secured by Fireside receivables portfolio	162,812	166,828	-	-

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2011 and 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2011 and 2010, were as follows:

	December 31,
	2011		2010
Financial Instrument	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$10,094	$10,094	$16,252	$16,252
Restricted cash and equivalents	159,228	159,228	123,958	123,958
Finance receivables, net	506,279	506,647	552,453	538,484
Finance receivables measured at fair value	160,253	160,253	-	-
Residual interest in securitizations	4,414	4,414	3,841	3,841
Accrued interest receivable	6,432	6,432	6,165	6,165

Liabilities:
Warrant derivative liability	$967	$967	$1,639	$1,639
Warehouse lines of credit	25,393	25,393	45,564	45,564
Accrued interest payable	1,239	1,239	3,897	3,897
Residual interest financing	21,884	21,884	39,440	39,440
Securitization trust debt	583,065	584,000	567,722	593,041
Debt secured by receivables measured at fair value	166,828	166,828	-	-
Senior secured debt	58,344	58,344	44,873	44,873
Subordinated renewable notes	20,750	20,750	20,337	20,337

Cash, Cash Equivalents and Restricted Cash

The carrying value equals fair value.

Finance Receivables,net

The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar receivables could be originated.

Finance Receivables at Fair Value and Debt Secured by Receivables at Fair Value

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

 (16) Liquidity, Results of Operations and Management’s Plans

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of December 31, 2011, we had unrestricted cash of $10.1 million.  We had $74.6 million available under one warehouse credit facility and $100 million available under our other warehouse credit facility (in both facilities advances are subject to available eligible collateral).  During 2011 we completed three securitizations aggregating $335.6 million of newly originated receivables, and we intend to complete securitizations regularly during in 2012, although there can be no assurance that we will be able to so.  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability and eliminating our shareholders’ deficit by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to the facilities we used in 2009 and 2010.  To illustrate, in the last six months of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in 2010, we purchased $113.0 million in contracts and, in March 2010, entered into the $50 million term funding facility which had an interest rate of 11.00% per annum and the ability to decrease such rate to 9.00% per annum if certain conditions are met.  In December 2010 we entered into a $100 million credit facility with an interest rate of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum, and in February 2011 we added another $100 million credit facility with an interest rate of one-month LIBOR plus 6.00% per annum.  During 2011, we used the two $100 million credit facilities to purchase $284.2 million in new contracts.

Moreover, the weighted average effective coupons of our April 2011, September 2011 and December 2011 term securitizations were 3.77%, 4.51% and 4.93%, respectively and did not include financial guaranty policies.  These transactions demonstrate our ability to access the lower cost of funds available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete more term securitizations in 2012.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to years before 2009.  For the years ended December 31, 2011, 2010 and 2009, the average acquisition fee we charged per automobile contract purchased under our CPS programs was $1,155, $1,382 and $1,508, respectively, or 7.36%, 9.2%, and 11.7%, respectively, of the amount financed.  For the year ended December 31, 2008, the average acquisition fee was $592 and represented 3.9% of the amount financed.  Similarly, the weighted average annual percentage rate of interest payable by our customers on newly purchased contracts has increased to 20.07%, 20.05%, and 19.9% in 2011, 2010 and 2009, respectively, compared to 18.5% in 2008.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2011, we had approximately $876.3 million of debt outstanding. Such debt consisted primarily of $583.1 million of securitization trust debt, and also included $166.8 million in debt for the acquisition of the Fireside portfolio, $25.4 million of a warehouse line of credit, $21.9 million of residual interest financing, $58.3 million of senior secured related party debt and $20.8 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

As of December 31, 2011 we have a shareholders’ deficit of $14.2 million and our recent operating results include net losses of $14.5 million and $33.2 million in 2011 and 2010, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our recent operating losses.

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