Form 10-Q
period 2012-04-20
CONSUMER PORTFOLIO SERVICES INC
filed 2012-04-24
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]    Accelerated Filer [   ]
Non-Accelerated Filer [   ]   Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]  No [X]

As of April 10, 2012 the registrant had 19,331,257 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended March 31, 2012

Item 1. Financial Statements
CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$10,614	$10,094
Restricted cash and equivalents	131,543	159,228

Finance receivables	554,999	516,630
Less: Allowance for finance credit losses	(11,251)	(10,351)
Finance receivables, net	543,748	506,279

Finance receivables measured at fair value	126,923	160,253
Residual interest in securitizations	4,612	4,414
Furniture and equipment, net	753	875
Deferred financing costs	9,099	8,036
Deferred tax assets, net	15,000	15,000
Accrued interest receivable	6,380	6,432
Other assets	18,655	19,439
	$867,327	$890,050

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$25,955	$27,993
Warehouse lines of credit	28,929	25,393
Residual interest financing	18,015	21,884
Debt secured by receivables measured at fair value	133,017	166,828
Securitization trust debt	599,678	583,065
Senior secured debt, related party	53,570	58,344
Subordinated renewable notes	20,741	20,750
	879,905	904,257
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series B convertible preferred stock, $1 par value; authorized
1,870 shares; none issued and outstanding at March 31, 2012
and December 31, 2011, respectively	-	-
Common stock, no par value; authorized
75,000,000 shares; 19,331,257 and 19,526,968
shares issued and outstanding at March 31, 2012 and
December 31, 2011, respectively	63,583	62,466
Accumulated deficit	(67,626)	(68,138)
Accumulated other comprehensive loss	(8,535)	(8,535)
	(12,578)	(14,207)

	$867,327	$890,050

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2012	2011
Revenues:
Interest income	$40,611	$28,584
Servicing fees	801	1,415
Other income	3,106	2,396
	44,518	32,395

Expenses:
Employee costs	8,871	7,623
General and administrative	4,497	3,639
Interest	22,309	19,126
Provision for credit losses	4,836	3,692
Marketing	2,620	1,596
Occupancy	721	761
Depreciation and amortization	152	164
	44,006	36,601
Income (loss) before income tax expense	512	(4,206)
Income tax expense	-	-
Net income (loss)	$512	$(4,206)

Income (loss) per share:
Basic	$0.03	$(0.23)
Diluted	0.02	(0.23)
		.
Number of shares used in computing
income (loss) per share:
Basic	19,416	18,122
Diluted	22,601	18,122

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended
	March 31
	2012	2011

Net income/(loss)	$512	$(4,206)
Other comprehensive income/(loss); change in funded status of pension plan	-	-
Comprehensive income/(loss)	$512	$(4,206)

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$512	$(4,206)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Accretion of deferred acquisition fees	(3,335)	(1,999)
Accretion of purchase discount on receivables measured at fair value	(4,163)	--
Amortization of discount on securitization notes	592	949
Amortization of discount on senior secured debt, related party	826	610
Accretion of premium on debt secured by receivables measured at fair value	2,980	--
Mark to fair value on debt secured by receivables measured at fair value	2,400	--
Mark to fair value of receivables measured at fair value	(1,510)	--
Depreciation and amortization	152	164
Amortization of deferred financing costs	1,477	1,109
Provision for credit losses	4,836	3,692
Stock-based compensation expense	293	371
Interest income on residual assets	(198)	(144)
Changes in assets and liabilities:
Accrued interest receivable	52	886
Other assets	526	925
Accounts payable and accrued expenses	(982)	1,123
Net cash provided by operating activities	4,458	3,480

Cash flows from investing activities:
Purchases of finance receivables held for investment	(119,902)	(50,036)
Proceeds received on finance receivables held for investment	119,935	93,830
Change in repossessions in inventory	258	(1,754)
Decreases (Increases) in restricted cash and equivalents	27,685	(7,164)
Purchase of furniture and equipment	(30)	(20)
Net cash provided by investing activities	27,946	34,856

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	155,000	--
Proceeds from issuance of subordinated renewable notes	638	375
Proceeds from issuance of senior secured debt, related party	-	4,660
Payments on subordinated renewable notes	(647)	(503)
Net proceeds from (repayments to) warehouse lines of credit	3,536	35,462
Proceeds from (repayments of) residual interest financing debt	(3,869)	(4,616)
Repayment of securitization trust debt	(138,979)	(79,406)
Repayment of portfolio acquisition facility	(39,191)	-
Repayment of senior secured debt, related party	(5,600)	-
Payment of financing costs	(2,540)	(1,325)
Repurchase of common stock	(244)	(8)
Exercises of options and warrants	12	-
Net cash provided by (used in) financing activities	(31,884)	(45,361)

Increase (decrease) in cash and cash equivalents	520	(7,025)

Cash and cash equivalents at beginning of period	10,094	16,252
Cash and cash equivalents at end of period	$10,614	$9,227

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$22,181	$16,290
Income taxes	$147	$-
Non-cash financing activities:
Derivative warrants reclassified from liabilities to common stock upon amendment	$1,056	$--

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

Basis of Presentation

  Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income

  The following table presents the primary components of Other Income:

	March 31,	March 31,
	2012	2011
	(In thousands)
Direct mail revenues	$1,619	$1,168
Convenience fee revenue	832	714
Recoveries on previously charged-off contracts	97	187
Sales tax refunds	72	149
Other	486	178
Other income for the period	$3,106	$2,396

Stock-based Compensation

  We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of  ASC 718 “Accounting for Stock Based Compensation”.

  For the three months ended March 31, 2012 and 2011, we recorded stock-based compensation costs in the amount of $293,000 and $371,000, respectively.  As of March 31, 2012, unrecognized stock-based compensation costs to be recognized over future periods equaled $1.7 million. This amount will be recognized as expense over a weighted-average period of 2.5 years.

  The following represents stock option activity for the three months ended March 31, 2012:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period…………	8,431	$1.53	N/A
Granted………………………………………………	-	-	N/A
Exercised……………………...………………………	(15)	0.77	N/A
Forfeited…………………………………………….	(245)	1.39	N/A
Options outstanding at the end of period……………..…	8,171	$1.54	5.86 years

Options exercisable at the end of period…………..……	5,037	$1.72	4.17 years

  At March 31, 2012, the aggregate intrinsic value of options outstanding and exercisable was $876,000 and $309,000, respectively. There were 15,000 shares exercised for the three months ended March 31, 2012 compared to 3,000 for the comparable period in 2011.  There were 823,000 shares available for future stock option grants under existing plans as of March 31, 2012.

Purchases of Company Stock

  During the three-month periods ended March 31, 2012 and 2011, we purchased 227,298 and 6,000 shares, respectively, of our common stock, at average prices of $1.15 and $1.34, respectively.

Reclassifications

  Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

   We do not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, from 2008 to 2010, we issued warrants to purchase the Company’s common stock in conjunction with various debt financing transactions. At the time of issuance, four of these warrants issued contained "down round" or reset features that are subject to classification as liabilities for financial statement purposes. These liabilities are measured at fair value, with the changes in fair value at the end of each period reflected as current period income or loss. Accordingly, changes to the market price per share of our common stock underlying these warrants with "down round" or price reset features directly affect the fair value computations for these derivative financial instruments. The effect is that any increase in the market price per share of our common stock also increases the related liability, which in turn would result in a current period loss. Conversely, any decrease in the market price per share of our common stock also decreases the related liability, which in turn would result in a current period gain. We use a binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants. In computing the fair value of the warrant liabilities at the end of each period, we use significant judgments with respect to the risk free interest rate, the volatility of our stock price, and the estimated life of the warrants. The effects of these judgments, if proven incorrect, could have a significant effect on our financial statements. The warrant liabilities are included in Accounts payable and accrued expenses on our consolidated balance sheets.    On March 29, 2012 we amended three of the four warrants that contained the “down round” features to remove those specific price reset terms.  On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above.  The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts payable to Common Stock.  The remaining warrant with the “down round” feature was not amended and was valued and recorded at March 31, 2012 using a binomial pricing model to compute the fair value, which is included in Accounts payable and accrued expenses, and will continue to be subject to quartely valuations.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2012, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

Finance Receivables and Related Debt Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables and the related acquisition debt are recorded on our balance sheet at fair value.  There are no level 1 or level 2 inputs (as described by ASC 820) available to us for measurement of such receivables, or for the related debt.   Our level 3, unobservable inputs reflect our own assumptions about the factors that market participants use in pricing similar receivables and debt, and are based on the best information available in the circumstances. The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in different estimates of fair value.  Those estimated values may differ significantly from the values that would have been used had a readily available market for such receivables or debt existed, or had such receivables or debt been liquidated, and those differences could be material to the financial statements.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of Finance Receivables, net of unearned interest:

	March 31,	December 31,
	2012	2011
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$579,745	$536,773
Less: Unearned acquisition fees and originations costs	(24,746)	(20,143)
Finance Receivables	$554,999	$516,630

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included.  The period of delinquency is based on the number of days a payment is past its due date, as extended where applicable.  In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems.  The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month.  In some cases, a two-month extension may be granted.  There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest.  Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings.  The following table summarizes the delinquency status of finance receivables as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(In thousands)
Deliquency Status
Current	$566,583	$512,802
31 - 60 days	5,962	9,344
61 - 90 days	3,823	6,034
91 + days	3,377	8,593
	$579,745	$536,773

Finance receivables totaling $3.4 million and $13.0 million at March 31, 2012 and December 31, 2011, respectively, including all receivables greater than 90 days delinquent have been placed on non-accrual status as a result of their delinquency status.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for credit losses for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,

	2012	2011
	(In thousands)
Balance at beginning of period	$10,351	$13,168
Provision for credit losses on finance receivables	4,836	3,692
Charge-offs	(8,302)	(9,902)
Recoveries	4,366	4,641
Balance at end of period	$11,251	$11,599

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses:

	March 31,	December 31,
	2012	2011
	(In thousands)
Gross balance of repossessions in inventory	$8,680	$9,246
Allowance for losses on repossessed inventory	(4,170)	(4,765)
Net repossessed inventory included in other assets	$4,510	$4,481

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	March 31,	December 31,
	2012	2011
Finance Receivables Measured at Fair Value	(In thousands)

Finance receivables and accrued interest, net of unearned interest	$133,169	$172,167
Less: Fair value adjustment	(6,246)	(11,914)
Finance receivables measured at fair value	$126,923	$160,253

The following table summarizes the delinquency status of finance receivables measured at fair value as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(In thousands)
Deliquency Status
Current	$130,226	$164,625
31 - 60 days	1,675	4,872
61 - 90 days	782	1,767
91 + days	486	903
	$133,169	$172,167

CONSUMER PORTFOLIO SERVICES, INC. AND SUSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2012	Principal	2012	2011	2012

(Dollars in thousands)
CPS 2006-B	January 2013	$-	$257,500	$-	$6,604	-
CPS 2006-C	June 2013	-	247,500	-	14,873	-
CPS 2006-D	August 2013	-	220,000	-	15,716	-
CPS 2007-A	November 2013	-	290,000	-	34,312	-
CPS 2007-TFC	December 2013	-	113,293	-	7,771	-
CPS 2007-B	January 2014	24,845	314,999	32,272	40,916	6.77%
CPS 2007-C	May 2014	33,711	327,499	41,998	52,723	6.91%
CPS 2008-A	October 2014	43,829	310,359	64,133	77,284	8.37%
Page Five Funding	January 2018	33,994	9,174	33,115	36,701	9.46%
CPS 2011-A	April 2018	73,865	100,364	69,175	75,625	3.95%
CPS 2011-B	September 2018	97,553	109,936	92,492	101,268	4.40%
CPS 2011-C	March 2019	113,916	119,400	111,511	119,272	4.85%
CPS 2012-A	June 2019	103,425	155,000	154,982	-	3.33%
		$525,138	$2,575,024	$599,678	$583,065
_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $178.4  million in 2012, $171.3 million in 2013, $110.5 million in 2014, $81.8 million in 2015, $41.6 million in 2016 and $16.1 million in 2017.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $90.8 million, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by third party financial institutions.

The terms of the various securitization agreements related to the issuance of the securitization trust debt andthe warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the collateral pool, and certain of the agreements require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels.  In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of March 31, 2012, restricted cash under the various agreements totaled approximately $131.5 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our wholly-owned bankruptcy remote subsidiaries were formed to facilitate the above asset-backed financing transactions. Similar bankruptcy remote subsidiaries issue the debt outstanding under our credit facilities. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. All such transactions, treated as secured financings for accounting and tax purposes, are treated as sales for all other purposes, including legal and bankruptcy purposes. None of the assets of these subsidiaries are available to pay other creditors.

(5) Debt

The terms and amounts of our other debt outstanding at March 31, 2012 and December 31, 2011 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2012	2011
			(In thousands)
Description	Interest Rate	Maturity

Residual interest financing	12.875% over one month Libor	February 2013	$18,015	$21,884

Senior secured debt, related party	14.00%	February 2012	-	5,000
	14.00%	June 2012	600	1,200
	14.00%	October 2012	5,000	5,000
	16.00%	December 2013	47,970	47,144

Subordinated renewable notes	Weighted average rate of 14.6% and 14.6% at March 31, 2012 and December 31, 2011, respectively	Weighted average maturity of January 2014 and August 2014 at March 31, 2012 and December 31, 2011, respectively	20,741	20,750
			$92,326	$100,978

(6) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Interest on Finance Receivables	$40,145	$28,164
Residual interest income	224	195
Other interest income	242	225
Interest income	$40,611	$28,584

The following table presents the components of interest expense:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Securitization trust debt	$10,020	$12,004
Warehouse debt	1,396	2,344
Senior secured debt, related party	3,537	2,667
Debt secured by receivables at fair value	5,790	-
Residual interest debt	748	1,342
Subordinated debt	818	769
Interest Expense	$22,309	$19,126

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Earnings (Loss) Per Share

Earnings (loss) per share for the three-month periods ended March 31, 2012 and 2011 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,

	2012	2011
	(In thousands)
Weighted average number of common shares outstanding during
the period used to compute basic earnings (loss) per share	19,416	18,122

Incremental common shares attributable to exercise of
outstanding options and warrants	3,185	-
		21,528
Weighted average number of common shares used to compute
diluted earnings (loss) per share	22,601	18,122

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings (loss) per share calculation for the three-month periods ended March 31, 2011 would have included an additional 3.3 million attributable to the exercise of outstanding options and warrants.

(8) Income Taxes

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

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely. Our net deferred tax asset of $15.0 million as of March 31, 2012 is net of a valuation allowance of $61.4 million.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit will not be realized. The expense to create the valuation allowance is recorded as additional income tax expense in the period the valuation allowance is established. During the first three months of 2012, we decreased our valuation allowance by $330,000, which was offset by the decrease in our gross deferred tax assets, resulting in no change to the our deferred tax assets and no income tax expense for the period.

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

(9) Legal Proceedings

Griffith Litigation.   We are named as defendant in a putative class action brought in federal district court in Chicago, Illinois.  In March 2012 the court gave preliminary approval to a settlement agreed to between us and the plaintiffs, pursuant to which (i) a class will be certified for settlement purposes only, and (ii) we will pay a fixed amount of plaintiff attorney fees and also make payments against claims made by members of the class, the amount of which will be based on class members’ responses to our notice of the settlement. Final approval and effectiveness of the settlement will occur only following notice to the class members, a hearing on the fairness of the settlement, and ultimate approval of the settlement following such a hearing.  Our legal contingency accrual at March 31, 2012 includes our estimate for the amount that is probable.  There can be no assurance as to the ultimate outcome of the case.

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

We have recorded a liability as of March 31, 2012 that we believe represents an appropriate allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

(10) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger.  We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month periods ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-
Interest Cost	220	228
Expected return on assets	(234)	(237)
Amortization of transition (asset)/obligation	-	-
Amortization of net (gain) / loss	157	112
Net periodic cost (benefit)	$143	$103

We contributed $137,000 to the Plan during the three-month period ended March 31, 2012 and we anticipate making contributions in the amount of $775,000 for the remainder of 2012.

 (11) Fair Value Measurements

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At the time of issuance, four warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contained features that make them subject to derivative accounting. We valued these warrants using a binomial valuation model using a weighted average volatility assumption of 41%, weighted average term of 8 years and a risk free rate of 3.3%.  On March 29, 2012 we amended three of the four warrants to remove the features that resulted in derivative accounting.  On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above.  The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts payable to Common stock.  The remaining warrant subject to derivative accounting was not amended and was valued at March 31, 2012 to be $114,000 and is  classified as a liability on our consolidated balance sheet as of March 31, 2012.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained were sold in September 2010 in the re-securitization transaction described in Note 1. In the same transaction, the residual interest was reduced by $1.5 million.  The residual interest in such securitization is $4.6 million as of March 31, 2012 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 20% per annum and a cumulative net loss rate of 13%. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions. No gain or loss was recorded as a result of the re-securitization transaction described above.

Repossessed vehicle inventory, which is included in Other assets on our balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2012, the finance receivables related to the repossessed vehicles in inventory totaled $8.7 million. We have applied a valuation adjustment of $4.2 million, resulting in an estimated fair value and carrying amount of $4.5 million.

We have no level 3 assets that are measured at fair value on a non-recurring basis.  The table below presents a reconciliation for level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Residual Interest in Securitizations:
Balance at beginning of period	$4,414	$3,841
Cash received during period	(26)	-
Included in earnings	224	144
Balance at end of period	$4,612	$3,985

Warrant Derivative Liability:
Balance at beginning of period	$967	$1,639
Included in earnings	203	(104)
Transfers out of Level 3	(1,056)	-
Balance at end of period	$114	$1,535

In September 2011, we acquired $217.8 million of finance receivables from Fireside Bank for a purchase price of $201.3 million.  The receivables were acquired by our wholly-owned special purpose subsidiary, CPS Fender Receivables, LLC, which issued a note for $197.3 million, with a fair value of $196.5 million.  Since

CONSUMER PORTFOLIO SERVICES, INC, AND SUSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$160,253	$-
Payments on finance receivables at fair value	(36,500)	-
Charge-offs on finance receivables at fair value	(2,503)	-
Discount accretion	4,163	-
Mark to fair value	1,510	-
Balance at end of period	$126,923	$-

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$166,828	$-
Principal payments on debt at fair value	(39,191)	-
Premium accretion	2,980	-
Mark to fair value	2,400	-
Balance at end of period	133,017	-
Reduction for principal payments collected and payable	(13,270)	-
Adjusted balance at end of period	$119,747	$-

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	March 31, 2012		December 31, 2011
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$133,169	$126,923	$172,167	$160,253

Debt secured by Fireside receivables portfolio	123,619	133,017	162,812	166,828

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of March 31, 2012 and December 31, 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at March 31, 2012 and December 31, 2011, were as follows:
	As of March 31, 2012
Financial Instrument	(In thousands)
		Fair Value Measurements Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,614	$10,614	$-	$-	$10,614
Restricted cash and equivalents	131,543	131,543	-	-	131,543
Finance receivables, net	543,748	-	-	542,012	542,012
Finance receivables measured at fair value	126,923	-	-	126,923	126,923
Residual interest in securitizations	4,612	-	-	4,612	4,612
Accrued interest receivable	6,380	-	-	6,380	6,380
Liabilities:
Warrant derivative liability	$114	$-	$-	$114	$114
Warehouse lines of credit	28,929	-	-	28,929	28,929
Accrued interest payable	6,135	-	-	6,135	6,135
Residual interest financing	18,015	-	-	18,015	18,015
Securitization trust debt	599,678	-	-	617,762	617,762
Debt secured by receivables measured at fair value	133,017	-	-	133,017	133,017
Senior secured debt	53,570	-	-	53,570	53,570
Subordinated renewable notes	20,741	-	-	20,741	20,741

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2011
Financial Instrument	(In thousands)
		Fair Value Measurements Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,094	10,094	$-	$-	$10,094
Restricted cash and equivalents	159,228	159,228	-	-	159,228
Finance receivables, net	506,279	-	-	506,647	506,647
Finance receivables measured at fair value	160,253	-	-	160,253	160,253
Residual interest in securitizations	4,414	-	-	4,414	4,414
Accrued interest receivable	6,432	-	-	6,432	6,432
Liabilities:
Warrant derivative liability	$967	-	$-	$967	$967
Warehouse lines of credit	25,393	-	-	25,393	25,393
Accrued interest payable	1,239	-	-	1,239	1,239
Residual interest financing	21,884	-	-	21,884	21,884
Securitization trust debt	583,065	-	-	594,224	594,224
Debt secured by receivables measured at fair value	166,828	-	-	166,828	166,828
Senior secured debt	58,344	-	-	58,344	58,344
Subordinated renewable notes	20,750	-	-	20,750	20,750

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of				Inputs as of
	March 31,	December 31,			March 31,	December 31,
	2012	2011	Valuation Techniques	Unobservable Inputs	2012	2011
(In thousands)
Assets:
Finance receivables measured at fair value	126,923	160,253	Discounted cash flows	Discount rate	20.4%	20.4%
				Cumulative net losses	5.5%	5.5%
				Monthly average prepayments	0.5%	0.5%

Residual interest in securitizations	4,612	4,414	Discounted cash flows	Discount rate	20.0%	20.0%
				Cumulative net losses	18.3%	18.3%
				Monthly average prepayments	0.5%	0.5%

Liabilities:
Warrant derivative liability	$114	$967	Binomial	Stock price	$1.25 / sh	$.89 / sh
				Volatility	36.2%	38.9%
				Risk free rate	1.9%	1.3% -- 1.7%

Debt secured by receivables measured at fair value	133,017	166,828	Discounted cash flows	Discount rate	16.2%	16.2%

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATMENTS

Warehouse Lines of Credit, Residual Interest Financing,  Senior Secured Debt and Subordinated Renewable Notes

The carrying value approximates fair value because the related interest rates are estimated to reflect current market conditions for similar types of secured instruments.

Securitization Trust Debt

The fair value is estimated by discounting future cash flows using interest rates that we believe reflects the current market rates.

(12) Liquidity, Results of Operations and Management’s Plans

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of March 31, 2012, we had unrestricted cash of $10.6 million.  We had $99.1 million available under the Goldman facility and $7.0 million available under the UBS facility (in all facilities advances are subject to our having purchased available eligible collateral).  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

  Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability (which we achieved in the fourth quarter of 2011 and the first quarter of 2012) and eliminating our shareholders’ deficit by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to the facilities we used in 2009 and 2010.  To illustrate, in the last six months of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in 2010, we purchased $113.0 million in contracts and, in March 2010, entered into the $50 million term funding facility which had an interest rate of 11.00% per annum and the ability to decrease such rate to 9.00% per annum if certain conditions were met.  In December 2010 we entered into a $100 million credit facility with an interest rate of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum, and in February 2011 we added another $100 million credit facility with an interest rate of one-month LIBOR plus 6.00% per annum.  During 2011, we used the two $100 million credit facilities to purchase $284.2 million in new contracts.  During the three months ended March 31, 2012 we purchased an additional $119.9 million in new contracts.

Moreover, the weighted average effective coupons of our April 2011, September 2011,  December 2011 and March 2012 term securitizations were 3.77%, 4.51%, 4.93% and 3.47%, respectively and did not include financial guaranty policies.  These transactions demonstrate our ability to access the lower cost of funds available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete more term securitizations in 2012.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to years before 2008.  The following table summarizes the average acquisition fees we charged dealers and the weighted average annual percentage rate on our purchased contracts for the periods shown:

	3 Months Ended March 31, 2012	2011	2010	2009	2008

Average acquisition fee amount	$ 1,079	$ 1,155	$ 1,382	$ 1,508	$ 592
Average acquisition fee as % of amount financed	7.1%	7.4%	9.2%	11.7%	3.9%
Weighted average annual percentage interest rate	20.3%	20.1%	20.1%	19.9%	18.5%

We have and will continue to have a substantial amount of indebtedness. At March 31, 2012, we had approximately $853.9 million of debt outstanding. Such debt consisted primarily of $599.7 million of securitization trust debt, $133.0 in portfolio acquisition debt, $28.9 million of warehouse line of credit debt, $18.0 million of residual interest financing, $53.6 million of senior secured related party debt and $20.7

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

As of March 31, 2012 we have a shareholders’ deficit of $12.6 million and our recent operating results include net losses of $14.5 million and $33.8 million in 2011 and 2010, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our recent operating losses.

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2012, we have purchased a total of approximately $9.2 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $842.0 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011.  In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities .  Beginning in 2008, our managed portfolio has decreased each year due to our strategy of limiting contract purchases to conserve our liquidity in response to adverse economic conditions, as discussed further below.  However, since October 2009, we have gradually increased contract purchases resulting in aggregate purchases of $284.2 million in 2011, compared to $113.0 million in 2010 and $8.6 million in 2009.  Our total managed portfolio was $781.8 million at March 31, 2012, compared to $679.7 million at March 31, 2011.  The increase between March 31, 2011 and 2012 reflects both our purchases of contracts from dealers and our purchase in September 2011 of a portfolio of $217.8 million of automobile contracts from Fireside Bank, a subsidiary of Kemper Corporation.

We are headquartered in Irvine, California, where most operational and administrative functions are centralized.  All credit and underwriting functions are performed in our California headquarters, and we service our automobile contracts from our California headquarters and three servicing branches in Virginia, Florida and Illinois.

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

Our March 2012 securitization included a pre-funding feature in which a portion of the receivables to be pledged to the securitization trust were not scheduled to be delivered to the trust until after the initial closing.  As a result, our restricted cash balance at March 31, 2012 included $46.3 million from the proceeds of the sale of the securitization notes that were held by the trustee pending delivery of the remaining receivables.  In April 2012, the requisite additional receivables were delivered to the trust and we received the related restricted cash, a significant portion of which was used to repay amounts owed under our warehouse credit facilities.

Portfolio Acquisitions

As stated above, we have acquired approximately $822.8 million in finance receivables through four acquisitions.  These transactions took place in 2002, 2003, 2004 and September  2011.  The September 2011 acquisition consisted of approximately $217.8 million of finance receivables that we purchased from Fireside Bank of Pleasanton, California.

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 54 term securitizations of approximately $7.2 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two in 2008, one in 2010, three in 2011and one in 2012. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes. During 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts, representing our first securitizations of newly originated contracts since April 2008.  In March 2012, we completed a $155.0 million securitization that included $117.8 million in newly originated contracts and $37.2 million in seasoned contracts that were previously securitized, but were available as a result of the February 2012 repayment of the bonds associated with those earlier securitizations.  All of the 2011 and 2012 securitizations were structured as secured financings.

From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have gradually increased our contract purchases by utilizing one $50 million revolving credit facility that we established in September 2009 and another $50 million term funding facility that we established in March 2010.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we increased our short-term funding capacity by $200 million with the establishment of a new $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011.  The September 2009 revolving facility terminated in September 2011, and the March 2010 term facility was fully utilized by December 2010.  In February 2012, we amended the February 2011 facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.  Our current maximum revolving warehouse financing capacity is $135 million.    Since the beginning of 2011, we have completed four securitizations of approximately $490.6 million in receivables.  In spite of the improvements we have seen in the capital markets, if the trend of improvement in the markets for asset-backed securities should reverse, or if we should be unable to obtain additional credit facilities or to complete additional term securitizations, we may curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

The downturn in economic conditions and the capital markets that began in the fourth quarter of 2007 has negatively affected many aspects of our industry.  First, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables, as compared to 2007 and earlier.  During 2010, however, we observed that yield requirements for investors that purchase securities backed by consumer finance receivables, including sub-prime automobile receivables, decreased significantly and approached pre-2008 levels, albeit with significantly fewer transactions in the market.  Second, there have been fewer lenders who provide short-term warehouse credit facilities for sub-prime automobile finance companies due to more uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities than before 2008.  Many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  These developments resulted in our incurring higher interest costs for receivables we financed in 2009 and 2010 compared to pre-2008 levels.  However, in December  2010 we entered into a $100 million two-year warehouse credit line with a significantly lower cost of funds than the facilities we used in 2009 and 2010.  Finally, broad economic weakness and high levels of unemployment from 2008 onward have made many of our customers less willing or able to pay, resulting in higher delinquencies, charge-offs and losses.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, we were in compliance with all such covenants.  In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2012 with the three months ended March 31, 2011

Revenues.  During the three months ended March 31, 2012, revenues were $44.5 million, an increase of $12.1 million, or 37.4%, from the prior year revenue of $32.4 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended March 31, 2012 increased $12.0 million, or 42.1%, to $40.6 million from $28.6 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries which increased from $546.3 at March 31, 2011 to $721.6 at March 31, 2012.

Servicing fees totaling $801,000 in the three months ended March 31, 2012 decreased $615,000, or 43.4%, from $1.4 million in the prior year.  The decrease in servicing fees is due to the amortization and resulting decrease in the principal balance of the two portfolios on which we earn base servicing fees.  We earned base servicing fees on our September 2010 term securitization transaction (a re-securitization of the remaining receivables from the September 2008 securitization, treated as a sale for financial accounting purposes) and on a portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.  As of March 31, 2012 and 2011, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	March 31, 2012		March 31, 2011
	Amount	% (1)	Amount	% (1)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$588.4	75.3%	$546.3	80.4%
Fireside	133.2	17.0%	-	0.0%
Owned by Non-Consolidated Subsidiaries	34.4	4.4%	71.6	10.5%
Third-Party Servicing Portfolios	25.8	3.3%	61.8	9.1%
Total	$781.8	100.0%	$679.7	100.0%

At March 31, 2012, we were generating income and fees on a managed portfolio with an outstanding principal balance of $781.8 million (this amount includes $34.4 million of automobile contracts on which we earn servicing fees and a residual interest and also includes another $25.8 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $679.7 million as of March 31, 2011. At March 31, 2012 and 2011, the managed portfolio composition was as follows:

	March 31, 2012		March 31, 2011

	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$621.7	79.5%	$611.6	90.0%
Fireside	133.2	17.0%	-	0.0%
TFC	1.1	0.1%	6.3	0.9%
Third Party Portfolio	25.8	3.3%	61.8	9.1%
Total	$781.8	100.0%	$679.7	100.0%

Other income increased by $710,000, or 29.6%, to $3.1 million in the three months ended March 31, 2012 from $2.4 million during the prior year.  The year-over-year increase is the result of an increase of $422,000 in income from direct mail and related products and services that we offer to our dealers, the recognition of $355,000 in other income related to a mark up of the fair value of the receivables associated with the Fireside acquisition and an increase of $118,000 in remittances from third-party providers of convenience fees paid by our customers for web based and other electronic payments.  The increases in other income were offset by a decrease of $76,000 in sales tax refunds and a decrease of $104,000 in recoveries on receivables from the 2002 acquisition.

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

Total operating expenses were $44.0 million for the three months ended March 31, 2012, compared to $36.6 million for the prior year, an increase of $7.4 million, or 20.2%. The increase is primarily due to the increase in the amount of new contracts we purchased and in the balance of our outstanding managed portfolio and the related costs to service it.

Employee costs increased by $1.2 million, or 16.3%, to $8.9 million during the three months ended March 31, 2012, representing 20.2% of total operating expenses, from $7.6 million for the prior year, or 20.8% of total operating expenses.  During 2008 and most of 2009, we reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new contract purchases.  Since October 2009, however, as we have gradually acquired new financing resources and increased our contract purchase volumes, we have added employees in our Originations and Marketing departments.  These additions have offset reductions in our Servicing department staff that have been necessary as our total managed portfolio has decreased.  In addition, we hired approximately 65 new Servicing department employees in September 2011 in connection with our acquisition of the Fireside portfolio.  At March 31, 2012 we had 548 employees, compared to 435 employees at March 31, 2011.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $4.5 million, an increase of 23.6%, compared to the previous year and represented 10.2% of total operating expenses.

Interest expense for the three months ended March 31, 2012 increased by $3.2 million to $22.3 million, or 16.6%, compared to $19.1 million in the previous year.  In September 2011 we established a credit facility exclusively for the acquisition of the Fireside portfolio.  For the three months ended March 31, 2012 we incurred $5.8 million in interest expense on the Fireside related debt. Interest on securitization trust debt decreased by $2.0 million in the three months ended March 31, 2012 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $612,000. The increase is due primarily to our issuance during 2011 of $12.8 million in new senior secured debt.  Interest expense on residual interest financing decreased $595,000 in the three months ended March 31, 2012 compared to the prior year as a result of continued principal amortization.  Interest expense on warehouse debt decreased by $947,000 for the three months ended March 31, 2012 compared to the prior year. The interest expense related to the value of outstanding derivative warrants resulted in an increase of $307,000 in interest expense.

Provision for credit losses was $4.8 million for the three months ended March 31, 2012, an increase of $1.1 million, or 31.0% compared to the prior year and represented 11.0% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated.  The increase in provision expense is the result of the increase in our contract purchase volumes and the size of the portfolio owned by our consolidated subsidiaries.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of training programs, lead sales, and direct mail products that we offer our dealers.  Marketing expenses increased by $1.0 million, or 64.2%, to $2.6 million, compared to $1.6 million in the previous year, and represented 6.0% of total operating expenses.  We purchased 7,942 contracts representing $119.9 million in receivables in the current period compared to 3,296 contracts representing $50.0 million in receivables in the prior year.

Occupancy expenses decreased by $40,000 or 5.3%, to $721,000 compared to $761,000 in the previous year and represented 1.6% of total operating expenses.

Depreciation and amortization expenses decreased by $12,000 or 7.6%, to $152000 compared to $164,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended March 31, 2012, we recorded no net tax expense and reduced our valuation allowance for our deferred tax assets by $195,000.  As of March 31, 2012, our net deferred tax asset of $15.0 million is net of a valuation allowance of $61.4 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time.   Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease.  The weighted average seasoning of our portfolio represented in the tables below (excluding the Fireside portfolio) was 23 months, 36 months and 27 months as of March 31, 2012, March 31, 2011, and December 31, 2011, respectively.   The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing and owned as of the respective dates shown. The tables do not include the experience of third party servicing portfolios.

Delinquency Experience (1)
Total Owned Portfolio Excluding Fireside

	March 31, 2012		March 31, 2011		December 31, 2011
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
			(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	68,975	$622,807	78,222	$618,006	69,765	$588,993
Period of delinquency (2)
31-60 days	1,081	5,962	1,332	8,023	2,051	10,709
61-90 days	567	3,823	815	5,395	1,038	6,572
91+ days	515	3,377	804	5,593	1,601	8,908
Total delinquencies (2)	2,163	13,162	2,951	19,011	4,690	26,189
Amount in repossession (3)	1,932	9,204	2,829	16,932	2,218	10,097
Total delinquencies and amount in repossession (2)	4,095	$22,366	5,780	$35,943	6,908	$36,286

Delinquencies as a percentage of gross servicing portfolio	3.1%	2.1%	3.8%	3.1%	6.7%	4.4%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	5.9%	3.6%	7.4%	5.8%	9.9%	6.2%

Extension Experience
Contracts with one extension, accruing	11,093	$65,260	16,743	$124,550	12,183	$75,155
Contracts with two or more
extensions, accruing	10,701	62,170	12,284	95,903	10,515	67,987
	21,794	127,430	29,027	220,453	22,698	143,142

Contracts with one extension, non-accrual	640	2,982	1,157	7,171	1,211	5,918
Contracts with two or more
extensions, non-accrual	996	5,382	1,443	9,869	2,054	10,737
	1,636	8,364	2,600	17,040	3,265	16,655

Total contracts with extensions	23,430	$135,794	31,627	$237,493	25,963	$159,797

Delinquency Experience (1)
Fireside Portfolio

	March 31, 2012		December 31, 2011
	Number of		Number of
	Contracts	Amount	Contracts	Amount

Delinquency Experience
Gross servicing portfolio (1)	27,243	$133,209	33,256	$172,248
Period of delinquency (2)
31-60 days	411	1,675	1,088	4,872
61-90 days	202	782	420	1,767
91+ days	124	486	261	903
Total delinquencies (2)	737	2,943	1,769	7,542
Amount in repossession (3)	257	1,252	226	1,481
Total delinquencies and amount in repossession (2)	994	$4,195	1,995	$9,023

Delinquencies as a percentage of gross servicing portfolio	2.7%	2.2%	5.3%	4.4%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	3.6%	3.1%	6.0%	5.2%

Extension Experience
Contracts with one extension, accruing	1,576	$9,524	724	$4,462
Contracts with two or more
extensions, accruing	12	54	2	8
	1,588	9,578	726	4,470

Contracts with one extension, non-accrual	36	213	3	25
Contracts with two or more
extensions, non-accrual	-	-	-	-
	36	213	3	25

Total contracts with extensions	1,624	$9,791	729	$4,495

Delinquency Experience (1)
Total Owned Portfolio

	March 31, 2012		March 31, 2011		December 31, 2011
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
			(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	96,218	$756,016	78,222	$618,006	103,021	$761,241
Period of delinquency (2)
31-60 days	1,492	7,637	1,332	8,023	3,139	15,581
61-90 days	769	4,605	815	5,395	1,458	8,338
91+ days	639	3,862	804	5,593	1,862	9,811
Total delinquencies (2)	2,900	16,104	2,951	19,011	6,459	33,730
Amount in repossession (3)	2,189	10,455	2,829	16,932	2,444	11,578
Total delinquencies and amount in repossession (2)	5,089	$26,559	5,780	$35,943	8,903	$45,308

Delinquencies as a percentage of gross servicing portfolio	3.0%	2.1%	3.8%	3.1%	6.3%	4.4%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	5.3%	3.5%	7.4%	5.8%	8.6%	6.0%

Extension Experience
Contracts with one extension, accruing	12,669	$71,784	16,743	$124,550	16,151	$124,066
Contracts with two or more
extensions, accruing	10,713	65,224	12,284	95,903	11,307	91,310
	23,382	137,008	29,027	220,453	27,458	215,376

Contracts with one extension, non-accrual	676	3,018	1,157	7,171	1,598	11,138
Contracts with two or more
extensions, non-accrual	996	5,559	1,443	9,869	1,919	14,327
	1,672	8,577	2,600	17,040	3,517	25,465

	25,054	$145,585	31,627	$237,493	30,975	$240,841
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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

	Net Charge-Off Experience (1) (3)
	Total Owned Portfolio Excluding Fireside

	March 31,	March 31,	December 31,
	2012	2011	2011
	(Dollars in thousands)
Average servicing portfolio outstanding	$608,240	$637,819	$597,546
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	3.6%	9.3%	5.8%

	Net Charge-Off Experience (1) (3)
	Fireside Portfolio

	March 31,	March 31,	December 31,
	2012	2011	2011
	(Dollars in thousands)
Average servicing portfolio outstanding	$146,566	n/a	$191,289
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	5.0%	n/a	5.1%

	Net Charge-Off Experience (1) (3)
	Total Owned Portfolio Including Fireside

	March 31,	March 31,	December 31,
	2012	2011	2011
	(Dollars in thousands)
Average servicing portfolio outstanding	$754,805	$637,819	$661,315
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	3.9%	9.3%	5.2%

_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   March 31, 2012 and March 31, 2011 percentage represents three months ended March 31, 2012 and March 31, 2011 annualized. December 31, 2011 represents 12 months ended December 31, 2011.
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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of subprime automobile receivables.  The table below summarizes the status, as of March 31, 2012, for accounts that received extensions during 2008, 2009 and 2010:

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2012	% Active or Paid Off at March 31, 2012	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	13,171	37.0%	17,598	49.4%	4,819	13.5%	15

2009	32,004	13,616	42.5%	12,624	39.4%	5,764	18.0%	11

2010	22,593	15,053	66.6%	5,897	26.1%	1,643	7.3%	11

 We view these results as a confirmation of the effectiveness of our extension program.  For the accounts receiving extensions in 2008, 2009 and 2010, 37.0%, 42.5% and 66.6%, respectively, were either paid in full or active and performing at March 31, 2012.  Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful.  For the 2008, 2009 and 2010 extensions, of the accounts that charged off, the charge off was incurred, on average, 15, 11 and 11months, respectively, after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

  Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,		Year Ended December 31,
	2012	2011	2011

Average number of extensions granted per month	1,422	1,494	1,417

Average number of outstanding accounts	98,430	80,384	86,282

Average monthly extensions as % of average outstandings	1.4%	1.9%	1.6%

	March 31, 2012		March 31, 2011		December 31, 2011
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	13,345	$ 77,979	17,900	$ 131,721	14,121	$ 85,560
Contracts with two extensions	6,984	40,113	9,316	72,860	7,720	48,619
Contracts with three extensions	3,467	20,022	3,610	27,413	3,653	22,713
Contracts with four extensions	1,115	6,560	784	5,375	1,082	6,618
Contracts with five extensions	123	771	17	124	101	665
Contracts with six extensions	20	140	-	-	15	117
	25,054	$ 145,585	31,627	$ 237,493	26,692	$ 164,292

Gross servicing portfolio	96,218	$ 756,016	78,222	$ 618,006	103,021	$ 761,241

Non-Accrual Receivables

It is not uncommon for our obligors to fall behind in their payments.  However, with the diligent efforts of our servicing staff and systems for managing our collection efforts, we regularly work with our customers to resolve delinquencies.  Our staff is trained to employ a counseling approach to assist our customers with their cash flow management skills and help them to prioritize their payment obligations in order to avoid losing their vehicle to repossession.  Through our experience, we have learned that once a customer becomes greater than 90 days past due, it is more likely than not that the delinquency will not be resolved and will ultimately result in a charge-off.  As a result, we do not recognize any interest income or retain on our balance sheet any accrued interest for contracts that are greater than 90 days past due.

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

Our policy for placing a contract on non-accrual status is independent of our policy to grant an extension.  In practice, it would be an uncommon circumstance where an extension was granted and the account remained in a non-accrual status, since the goal of the extension is to bring the contract current (or nearly current).

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

Net cash provided by operating activities for the three-month period ended March 31, 2012 was $4.5 million compared to net cash provided by operating activities for the three-month period ended March 31, 2011 of $3.5 million.  Cash provided by operating activities is significantly affected by our net income, or loss, before provisions for credit losses.

Net cash provided by investing activities for the three-month period ended March 31, 2012 was $27.9 million compared to net cash provided by investing activities of $34.9 million in the prior year period.  Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and reductions in restricted cash.  At December 31, 2011, our restricted cash balance included $39.7 million in spread accounts associated with three securitizations from 2006 and two from 2007.  In February 2012, we exercised our rights to purchase the outstanding receivables associated those securitizations, resulting in a release of the related spread account balances, a portion of which was used to repay the associated bonds in full.  -Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $119.9 million and $50.0 million during the first three months of 2012 and 2011, respectively.

Net cash used in financing activities for the three months ended March 31, 2012 was $31.9 million compared to net cash used in financing activities of $45.4 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments from our warehouse lines of credit.  In the first three months of 2012, we issued $155.0 million in new securitization trust debt compared to zero new issuances in the same period of 2011.  In addition, we repaid $139.0 million in securitization trust debt and $39.2 million in debt associated with the Fireside portfolio in the three months ended March 31, 2012 compared to repayments of securitization debt of $79.4 million in the prior year period.  In the three months ended March 31, 2012, we received net proceeds from our warehouse lines of credit of $3.9 million, compared to $35.5 million in warehouse net proceeds in the prior year’s period.

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

In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Six Funding, LLC.  The facility provided for advances up to 75% of eligible finance receivables and the notes under it accrued interest at a rate of one-month LIBOR plus 5.00% per annum, with a minimum one-month LIBOR rate of 1.5% per annum.  In September 2011 this facility was amended to increase the maximum advance rate to 82% of eligible finance receivables and the interest rate to one-month LIBOR plus 5.73%.  At March 31, 2012, $930,000 was outstanding under this facility.

On February 24, 2011, we entered into an additional $100 million two-year warehouse credit line with UBS Real Estate Securities, Inc.  The facility revolved during the first year and amortizes during the second year.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC.  The facility provides for advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at one-month LIBOR plus 6.00% per annum.  In February 2012, we amended this facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.  At March 31, 2012 there was $28.0 million outstanding under this facility.

In March 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.  Under the term funding facility, the note purchasers agreed to purchase up to $50 million in asset-backed notes through December 31, 2010, subject to collateral eligibility and other terms and conditions, through the end of 2010. The interest rate on notes outstanding was 11.00%, which could be decreased to 9.00% should the notes receive investment grade ratings from at two credit rating agencies. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017.  In connection with the establishment of this term funding facility, we paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant).  Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants.  The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase was increased to 1,611,114.  The second affected warrant related to 283,985 shares, which was increased to 285,781 shares.  In June 2011, we restructured the facility to get the senior notes rated investment grade and issued an additional $9.8 million in three tranches of new subordinated notes.  The interest rate on the senior notes was reduced to 9.25% as a result of getting the investment grade rating.  As of March 31, 2012, there was $33.1 million outstanding under the facility and no additional advances are expected to be made.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  In May 2010, we extended the maturity date from June 2010 to May 2011.  In May 2011, we extended the maturity date of the facility from May 2011 to May 2012.  In February 2012, we exchanged certain previously pledged residual interests with new, previously unpledged, residual interests and extended the maturity date to February 2013.   As of March 31, 2012 the aggregate indebtedness under this facility was $18.0 million.

On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share.  Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share.  In November 2009 we entered into an additional agreement with this lender whereby they purchased an additional $5 million note.  The note accrued interest at 15.0% and was repaid in December 2010 at which time the lender purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding.  The $27.8 million note accrues interest at 16.0% and matures in December 2013.  Concurrent with the issuance of the $27.8 million note, the term $10 and $15 million notes were amended to change their maturity dates to December 2013.  In conjunction with the issuance of the $27.8 million note, we issued to the lender 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock.  Each share of the Series B convertible preferred stock was exchanged for 1,000 shares of our common stock on June 15, 2011, upon shareholder approval of such exchange.  At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively.   On March 31, 2011, we sold an additional $5 million note due February 29, 2012 to LLCP. In April 2011 we  purchased from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and financed that purchase by issuing to LLCP a new $3 million note  due June 30, 2012. In November 2011, we sold an additional $5 million note due October 2012.  All such notes bear interest at 14% per annum.  In February 2012, we extended the maturity of the $5 million note that was originally due in February 2012 to March 2012 at which time the note was repaid in full.

In August 2011 we entered into a series of agreements with affiliates of Fortress Investment Group and Goldman, Sachs & Co. to finance our acquisition of the Fireside portfolio, which we purchased on September 15, 2011.   Under the agreements, our consolidated subsidiary CPS Fender Receivables, LLC issued $197.3 million of notes with a maturity date of March 14, 2014.  The notes are secured by all of the finance receivables and related cash flows associated with the Fireside portfolio and accrue interest at a rate of one-month LIBOR plus 7.00% per annum, with a minimum rate of 8.0% per annum.  All excess cash flow on the receivables after the payment of servicing fees, interest expense, preferred dividend and other administrative fees shall be used to repay the notes until paid in full and then to return our initial investment.  Thereafter all excess cash flow shall be split; the lenders will receive 80% and we will receive 20%.  At March 31, 2012, $123.6 million of these notes were outstanding.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of March 31, 2012, we had unrestricted cash of $10.6 million.  We had $99.1 million available under the Goldman facility and $7.0 million available under the UBS facility (in all facilities advances are subject to our having purchased available eligible collateral).  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2012, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

  Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability (which we accomplished in the fourth quarter of 2011 and the first quarter of 2012) and eliminating our shareholders’ deficit by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to the facilities we used in 2009 and 2010.  To illustrate, in the last six months of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in 2010, we purchased $113.0 million in contracts and, in March 2010, entered into the $50 million term funding facility which had an interest rate of 11.00% per annum and the ability to decrease such rate to 9.00% per annum if certain conditions were met.  In December 2010 we entered into a $100 million credit facility with an interest rate of one-month LIBOR plus 5.00% per annum, with a minimum rate of 6.5% per annum, and in February 2011 we added another $100 million credit facility with an interest rate of one-month LIBOR plus 6.00% per annum.  During 2011, we used the two $100 million credit facilities to purchase $284.2 million in new contracts.  During the three months ended March 31, 2012 we purchased an additional $119.9 million in new contracts.

Moreover, the weighted average effective coupons of our April 2011, September 2011,  December 2011 and March 2012 term securitizations were 3.77%, 4.51%, 4.93% and 3.47%, respectively and did not include financial guaranty policies.  These transactions demonstrate our ability to access the lower cost of funds available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete more term securitizations in 2012.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to years before 2008.  The following table summarizes the average acquisition fees we charged dealers and the weighted average annual percentage rate on our purchased contracts for the periods shown:

	3 Months Ended March 31, 2012	2011	2010	2009	2008

Average acquisition fee amount	$ 1,079	$ 1,155	$ 1,382	$ 1,508	$ 592
Average acquisition fee as % of amount financed	7.1%	7.4%	9.2%	11.7%	3.9%
Weighted average annual percentage interest rate	20.3%	20.1%	20.1%	19.9%	18.5%

We have and will continue to have a substantial amount of indebtedness. At March 31, 2012, we had approximately $853.9 million of debt outstanding. Such debt consisted primarily of $599.7 million of securitization trust debt, $133.0 in portfolio acquisition debt, $28.9 million of warehouse line of credit debt, $18.0 million of residual interest financing, $53.6 million of senior secured related party debt and $20.7 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

As of March 31, 2012 we have a shareholders’ deficit of $12.6 million and our recent operating results include net losses of $14.5 million and $33.8 million in 2011 and 2010, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our recent operating losses.

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

Critical Accounting Policies

We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Amortization of Deferred Originations Costs and Acquisition Fees, (c) Term Securitizations, (d) Finance Receivables and Related Debt Measured at Fair Value, and (d) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. The estimate for probable credit losses is reduced by our estimate for future recoveries on previously incurred losses.  Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. Our allowance as a percentage of finance receivables has decreased in recent years due primarily to the continued seasoning of our portfolio.  Our historical static loss data shows that, in general, incremental monthly losses increase to a peak between months 36 and 42 of the life of a static portfolio, after which such monthly incremental losses tend to decrease.  As of March 31, 2012 the weighted average age of our portfolio of finance receivables was 23 months.  In addition, receivables originated after the second quarter of 2008 have exhibited significantly better credit performance metrics than earlier portfolios at similar aging stages.

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. We structure our securitizations to include internal credit enhancement for the benefit of the investors (i) in the form of an initial cash deposit to an account ("spread account") held by the trust, (ii) in the form of overcollateralization of the senior asset-backed securities, where the principal balance of the senior asset-backed securities issued is less than the principal balance of the automobile contracts, (iii) in the form of subordinated asset-backed securities, or (iv) some combination of such internal credit enhancements. The agreements governing the securitization transactions require that the initial level of internal credit enhancement be supplemented by a portion of collections from the automobile contracts until the level of internal credit enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related automobile contracts. The specified levels at which the internal credit enhancement is to be maintained will vary depending on the performance of the portfolios of automobile contracts held by the trusts and on other conditions, and may also be varied by agreement among us, our special purpose subsidiary, the insurance company and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one transaction to another. The agreements governing the securitizations generally grant us the option to repurchase the sold automobile contracts from the trust when the aggregate outstanding balance of the automobile contracts has amortized to a specified percentage of the initial aggregate balance.

Upon each transfer of automobile contracts in a transaction structured as a secured financing for financial accounting purposes, we retain on our consolidated balance sheet the related automobile contracts as assets and record the asset-backed notes issued in the transaction as indebtedness.

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

If the amount of cash required for payment of fees, expenses, interest and principal on the senior asset-backed notes exceeds the amount collected during the collection period, the shortfall is withdrawn from the spread account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations plus required principal payments on the subordinated asset-backed notes, and there is no shortfall in the related spread account or the required overcollateralization level, the excess is released to us. If the spread account and overcollateralization is not at the required level, then the excess cash collected is retained in the trust until the specified level is achieved. Although spread account balances are held by the trusts on behalf of our special-purpose subsidiaries as the owner of the residual interests or the trusts, we are restricted in use of the cash in the spread accounts. Cash held in the various spread accounts is invested in high quality, liquid investment securities, as specified in the securitization agreements.

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

As a result of recent net losses, we are in a three-year cumulative pretax loss position at March 31, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies available to us in accordance with ASC 740, “Income Taxes” that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Our tax planning strategies include the prospective sale of certain assets such as finance receivables, residual interests in securitized finance receivables, charged off receivables and base servicing rights.  The expected proceeds for such asset sales have been estimated based on our expectation of what buyers of the assets would consider to be reasonable assumptions for net cash flows and required rates of return for each of the various asset types.  Our estimates for net cash flows and required rates of return are subjective and inherently subject to future events which may significantly affect actual net proceeds we may receive from executing our tax planning strategies.  Nevertheless, we believe such asset sales can produce significant taxable income within the relevant carryforward period. Such strategies could be implemented without significant effect on our core business or our ability to generate future growth. The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.

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

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 6, 2012. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable to us.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2012 and December 31, 2011, we had approximately $854.0 million and $876.2 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2011, primarily of $583.1 million of securitization trust debt, and also included $166.8 million in receivable financing debt at fair value, $25.4 million of warehouse indebtedness, $21.9 million of residual interest financing, $58.3 million of senior secured debt and $20.8 million owed under a subordinated notes program. At March 31, 2012, such debt consisted primarily of $599.7 million of securitization trust debt, and also included $133.0 million in receivable financing debt at fair value, $28.9 million of warehouse indebtedness, $18.0 million of residual interest financing, $53.6 million of senior secured debt, and $20.7 million owed under a subordinated notes program. Such subordinated notes may be offered to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

To mitigate, but not eliminate, the short-term risk relating to interest rates payable by us under the warehouse facilities, we have generally held automobile contracts in the warehouse credit facilities for less than four months. The disruptions in the market for asset-backed securities caused us to lengthen that period during 2008, 2009 and 2010, which has reduced the effectiveness of this mitigation strategy. To mitigate, but not eliminate, the long-term risk relating to interest rates payable by us in securitizations, we have in the past, and we may in the future, structure some of our securitization transactions to include pre-funding structures, whereby the amount of securities issued exceeds the amount of contracts initially sold into the securitization. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts into the securitization in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we effectively lock in our borrowing costs with respect to the contracts we subsequently sell into the securitization. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the securities issued in the securitization. The amount of such expense may vary. Our December 2011 and March 2012 securitization transactions included pre-funding features.  Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, we purchased a total of 210,711 shares of our common stock, as described in the following table:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

January 2012	72,033	$ 1.03	72,033	$ 1,466,014
February 2012	77,499	1.14	77,499	$ 1,378,008
March 2012	61,179	1.32	61,179	$ 1,297,249
Total	210,711	$ 1.15	210,711

____________________

(1)	Each monthly period is the calendar month.
(2)
Through March 31, 2012, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

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

4.37	Indenture dated March 1, 2012 re Notes issued by CPS Auto Receivables Trust 2012-A.
4.38	Sale and Servicing Agreement dated as of March 1, 2012.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

Date: April 24, 2012

By:  /s/   CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2012

By:  /s/   JEFFREY P. FRITZ
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)