Form 10-Q
period 2012-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2012-07-31
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 24, 2012 the registrant had 19,537,164 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended June 30, 2012

Item 1. Financial Statements
CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$10,240	$10,094
Restricted cash and equivalents	127,806	159,228

Finance receivables	618,802	516,630
Less: Allowance for finance credit losses	(14,093)	(10,351)
Finance receivables, net	604,709	506,279

Finance receivables measured at fair value	102,366	160,253
Residual interest in securitizations	4,850	4,414
Furniture and equipment, net	767	875
Deferred financing costs	10,234	8,036
Deferred tax assets, net	15,000	15,000
Accrued interest receivable	7,279	6,432
Other assets	18,940	19,439
	$902,191	$890,050

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$23,467	$27,993
Warehouse lines of credit	28,568	25,393
Residual interest financing	15,321	21,884
Debt secured by receivables measured at fair value	104,662	166,828
Securitization trust debt	666,076	583,065
Senior secured debt, related party	53,711	58,344
Subordinated renewable notes	21,100	20,750
	912,905	904,257
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series B convertible preferred stock, $1 par value; authorized
1,870 shares; none issued and outstanding at June 30, 2012
and December 31, 2011, respectively	-	-
Common stock, no par value; authorized
75,000,000 shares; 19,293,664 and 19,526,968
shares issued and outstanding at June 30, 2012 and
December 31, 2011, respectively	64,108	62,466
Accumulated deficit	(66,286)	(68,138)
Accumulated other comprehensive loss	(8,536)	(8,535)
	(10,714)	(14,207)
	$902,191	$890,050

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLI O SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Interest income	$41,546	$27,812	$82,157	$56,396
Servicing fees	595	1,130	1,396	2,545
Other income	2,010	2,212	5,116	4,608
	44,151	31,154	88,669	63,549

Expenses:
Employee costs	8,277	7,461	17,148	15,085
General and administrative	3,577	3,772	8,075	7,411
Interest	19,827	19,241	42,136	38,367
Provision for credit losses	7,711	4,360	12,547	8,052
Marketing	2,560	1,839	5,180	3,434
Occupancy	726	762	1,447	1,523
Depreciation and amortization	132	162	284	326
	42,810	37,597	86,817	74,198
Income (loss) before income tax expense	1,341	(6,443)	1,852	(10,649)
Income tax expense	-	-	-	-
Net income (loss)	$1,341	$(6,443)	$1,852	$(10,649)

Income (loss) per share:
Basic	$0.07	$(0.35)	$0.10	$(0.58)
Diluted	0.05	(0.35)	0.08	(0.58)

Number of shares used in computing
income (loss) per share:
Basic	19,305	18,421	19,360	18,272
Diluted	24,636	18,421	23,283	18,272

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss)	$1,341	$(6,443)	$1,852	$(10,649)

Other comprehensive income/(loss); change in
funded status of pension plan	-	-	-	-
Comprehensive income/(loss)	$1,341	$(6,443)	$1,852	$(10,649)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands,)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,852	$(10,649)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Accretion of deferred acquisition fees	(7,169)	(4,308)
Accretion of purchase discount on receivables measured at fair value	(5,049)	--
Amortization of discount on securitization notes	917	1,764
Amortization of discount on senior secured debt, related party	1,567	1,340
Accretion of premium on debt secured by receivables measured at fair value	5,108	--
Mark to fair value on debt secured by receivables measured at fair value	6,015	--
Mark to fair value of receivables measured at fair value	(5,217)	--
Depreciation and amortization	284	326
Amortization of deferred financing costs	1,865	1,398
Provision for credit losses	12,547	8,052
Stock-based compensation expense	618	824
Interest income on residual assets	(436)	(207)
Changes in assets and liabilities:
Accrued interest receivable	(848)	801
Other assets	35	614
Accounts payable and accrued expenses	(3,169)	1,326
Net cash provided by operating activities	8,920	1,281

Cash flows from investing activities:
Purchases of finance receivables held for investment	(257,800)	(110,850)
Proceeds received on finance receivables held for investment	222,146	172,863
Change in repossessions in inventory	464	699
Decreases (increases) in restricted cash and equivalents	31,422	(4,427)
Purchase of furniture and equipment	(176)	(143)
Net cash provided by (used in) investing activities	(3,944)	58,142

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	296,500	109,365
Proceeds from issuance of subordinated renewable notes	1,576	1,976
Proceeds from issuance of senior secured debt, related party	-	7,545
Payments on subordinated renewable notes	(1,226)	(1,575)
Net proceeds from (repayments to) warehouse lines of credit	3,175	(1,717)
Proceeds from (repayments of) residual interest financing debt	(6,563)	(8,979)
Repayment of securitization trust debt	(214,405)	(162,596)
Repayment of portfolio acquisition facility	(73,289)	-
Repayment of senior secured debt, related party	(6,200)	(400)
Payment of financing costs	(4,064)	(2,743)
Repurchase of common stock	(435)	(85)
Exercises of options and warrants	101	2
Net cash used in financing activities	(4,830)	(59,207)
Increase (decrease) in cash and cash equivalents	146	216

Cash and cash equivalents at beginning of period	10,094	16,252
Cash and cash equivalents at end of period	$10,240	$16,468

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$43,288	$32,936
Income taxes	$745	$145
Non-cash financing activities:
Derivative warrants reclassified from liabilities to common stock upon amendment	$1,358	$--

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

Basis of Presentation

  Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the six-month period ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, valuing finance receivables measured at fair value and the related debt, valuing residual interest in securitizations, accreting net acquisition fees, amortizing deferred costs, valuing warrants, and recording deferred tax assets and reserves for uncertain tax positions. These are material estimates that could be susceptible to changes in the near term and, accordingly, actual results could differ from those estimates.

CONSUMER PORTFOLIO SERVICES, INC. AND SUSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income

  The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Direct mail revenues	$1,232	$1,187	$2,851	$2,355
Convenience fee revenue	690	676	1,522	1,390
Recoveries on previously charged-off contracts	148	162	245	349
Sales tax refunds	55	98	127	247
Other	(115)	89	371	267
Other income for the period	$2,010	$2,212	$5,116	$4,608

Stock-based Compensation

  We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Accounting for Stock Based Compensation”.

  For the six months ended June 30, 2012 and 2011, we recorded stock-based compensation costs in the amount of $618,000 and $824,000, respectively.  As of June 30, 2012, unrecognized stock-based compensation costs to be recognized over future periods equaled $2.0 million. This amount will be recognized as expense over a weighted-average period of 3.4 years.

  The following represents stock option activity for the six months ended June 30, 2012:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	8,431	$1.53	N/A
Granted	797	1.20	N/A
Exercised	(87)	1.16	N/A
Forfeited	(283)	1.35	N/A
Options outstanding at the end of period	8,858	$1.51	5.97 years
Options exercisable at the end of period	6,181	$1.67	4.84 years

  At June 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was $5.0 million and $2.9 million, respectively. There were 87,000 options exercised for the six months ended June 30, 2012 compared to 3,000 for the comparable period in 2011.  There were 2.3 million shares available for future stock option grants under existing plans as of June 30, 2012.

Purchases of Company Stock

  During the six-month period ended June 30, 2012 and 2011, we purchased 320,154 and 74,292 shares, respectively, of our common stock, at average prices of $1.36 and $1.15, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

  Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Derivative Financial Instruments

   We do not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, from 2008 to 2010, we issued warrants to purchase the Company’s common stock in conjunction with various debt financing transactions. At the time of issuance, five of these warrants issued contained "down round" or reset features that are subject to classification as liabilities for financial statement purposes. These liabilities are measured at fair value, with the changes in fair value at the end of each period reflected as current period income or loss. Accordingly, changes to the market price per share of our common stock underlying these warrants with "down round" or price reset features directly affect the fair value computations for these derivative financial instruments. The effect is that any increase in the market price per share of our common stock would also increase the related liability, which in turn would result in a current period loss. Conversely, any decrease in the market price per share of our common stock would also decrease the related liability, which in turn would result in a current period gain. We use a binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants. In computing the fair value of the warrant liabilities at the end of each period, we use significant judgments with respect to the risk free interest rate, the volatility of our stock price, and the estimated life of the warrants. The effects of these judgments, if proven incorrect, could have a significant effect on our financial statements. The warrant liabilities are included in Accounts payable and accrued expenses on our consolidated balance sheets.  On March 29, 2012 we agreed with the holders to amend three of the five warrants that contained the “down round” features, removing those specific price reset terms.  On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above.  The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts payable to Common Stock. On June 25, 2012 we agreed with the holder to amended one other warrant that contained the “down round” features, removing those specific price reset terms.  The $250,000 aggregate value of this amended warrant was reclassified from Accounts payable to Common Stock on the date of the amendment. The remaining warrant with the “down round” feature was not amended and was valued and recorded at June 30, 2012 using a binomial pricing model to compute the fair value, which is included in Accounts payable and accrued expenses, and will continue to be subject to quarterly valuations.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of June 30, 2012, we were in compliance with all such covenants.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	June 30,	December 31,
	2012	2011
Finance Receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$646,172	$536,773
Less: Unearned acquisition fees and originations costs	(27,370)	(20,143)
Finance Receivables	$618,802	$516,630

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included.  In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems.  The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month.  In some cases, a two-month extension may be granted.  There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest.  Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings.  The following table summarizes the delinquency status of finance receivables as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(In thousands)
Current	$629,700	$512,802
31 - 60 days	9,786	9,344
61 - 90 days	4,377	6,034
91 + days	2,309	8,593
	$646,172	$536,773

Finance receivables totaling $2.3 million and $13.0 million at June 30, 2012 and December 31, 2011, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

  We use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. The

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

estimate for probable credit losses is reduced by our estimate for future recoveries on previously incurred losses.  Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. For finance receivables originated through December 31, 2010 we established the allowance at the time of the acquisition of the receivable.  Beginning January 1, 2011, we establish the allowance for new receivables over the 12-month period following their acquisition.

The following table presents a summary of the activity for the allowance for credit losses for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Balance at beginning of period	$11,251	$11,599	$10,351	$13,168
Provision for credit losses on finance receivables	7,711	4,360	12,547	8,052
Charge-offs	(8,278)	(9,894)	(16,580)	(19,796)
Recoveries	3,409	4,219	7,775	8,860
Balance at end of period	$14,093	$10,284	$14,093	$10,284

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses:

	June 30,	December 31,
	2012	2011
	(In thousands)
Gross balance of repossessions in inventory	$8,011	$9,246
Allowance for losses on repossessed inventory	(3,994)	(4,765)
Net repossessed inventory included in other assets	$4,017	$4,481

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	June 30,	December 31,
	2012	2011
Finance Receivables Measured at Fair Value	(In thousands)
Finance receivables and accrued interest, net of unearned interest	$104,015	$172,167
Less: Fair value adjustment	(1,649)	(11,914)
Finance receivables measured at fair value	$102,366	$160,253

The following table summarizes the delinquency status of finance receivables measured at fair value as of June 30, 2012 and December 31, 2011:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
	2012	2011
	(In thousands)
Deliquency Status
Current	$100,926	$164,625
31 - 60 days	1,878	4,872
61 - 90 days	872	1,767
91 + days	339	903
	$104,015	$172,167

(4) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2012	Principal	2012	2011	2012
	(Dollars in thousands)
CPS 2006-B	January 2013	$-	$257,500	$-	$6,604	-
CPS 2006-C	June 2013	-	247,500	-	14,873	-
CPS 2006-D	August 2013	-	220,000	-	15,716	-
CPS 2007-A	November 2013	-	290,000	-	34,312	-
CPS 2007-TFC	December 2013	-	113,293	-	7,771	-
CPS 2007-B	January 2014	17,633	314,999	25,059	40,916	6.99%
CPS 2007-C	May 2014	25,279	327,499	33,808	52,723	7.07%
CPS 2008-A	October 2014	34,400	310,359	53,985	77,284	8.46%
Page Five Funding	January 2018	29,748	9,174	28,761	36,701	9.46%
CPS 2011-A	April 2018	65,846	100,364	62,426	75,625	4.05%
CPS 2011-B	September 2018	89,550	109,936	83,041	101,268	4.48%
CPS 2011-C	March 2019	106,707	119,400	101,787	119,272	4.91%
CPS 2012-A	June 2019	134,998	155,000	135,709	-	3.41%
CPS 2012-B	September 2019	92,102	141,500	141,500	-	3.01%
		$596,263	$2,716,524	$666,076	$583,065

_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $145.8 million in 2012, $221.4 million in 2013, $135.5 million in 2014, $97.8 million in 2015, $51.2 million in 2016 and $14.4 million in 2017.

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

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

exceed maximum leverage levels.  In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of June 30, 2012, restricted cash under the various agreements totaled approximately $127.8 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(5) Debt

The terms and amounts of our other debt outstanding at June 30, 2012 and December 31, 2011 are summarized below:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Amount Outstanding at
			June 30,	December 31,
			2012	2011
			(In thousands)
Description	Interest Rate	Maturity
Residual interest financing	12.875% over one month Libor	February 2013	$15,321	$21,884

Senior secured debt, related party	14.00%	February 2012	-	5,000
	14.00%	June 2012	-	1,200
	14.00%	October 2012	5,000	5,000
	16.00%	December 2013	48,711	47,144

Subordinated renewable notes	Weighted average rate of 14.6% and 14.6% at June 30, 2012 and December 31, 2011, respectively	Weighted average maturity of December 2014 and August 2014 at June 30, 2012 and December 31, 2011, respectively	21,100	20,750

Debt secured by receivables measured at fair value	8.00%	Repayment is based on payments from underlying receivables. Final payment is expected in July 2013	104,662	166,828
			$194,794	$267,806

(6) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Interest on Finance Receivables	$41,076	$27,380	$81,221	$55,544
Residual interest income	234	200	458	395
Other interest income	236	232	478	457
Interest income	$41,546	$27,812	$82,157	$56,396

The following table presents the components of interest expense:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Securitization trust debt	$9,139	$11,337	$19,159	$23,341
Warehouse debt	1,668	2,753	3,064	5,097
Senior secured debt, related party	3,259	3,181	6,796	5,848
Debt secured by receivables at fair value	4,297	-	10,087	-
Residual interest debt	646	1,182	1,394	2,524
Subordinated debt	818	788	1,636	1,557
	$19,827	$19,241	$42,136	$38,367

(7) Earnings (Loss) Per Share

Earnings (loss) per share for the three-month and six-month periods ended June 30, 2012 and 2011 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during
the period used to compute basic earnings (loss) per share	19,305	18,421	19,360	18,272

Incremental common shares attributable to exercise of
outstanding options and warrants	5,331	-	3,923	-

Weighted average number of common shares used to compute
diluted earnings (loss) per share	24,636	18,421	23,283	18,272

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

We do not anticipate that total unrecognized tax benefits will significantly change due to any settlements of audits or expirations of statutes of limitations over the next 12 months.

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely. Our net deferred tax asset of $15.0 million as of June 30, 2012 is net of a valuation allowance of $61.0 million.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit will not be realized. The expense to create the valuation allowance is recorded as additional income tax expense in the period the valuation allowance is established. During the first six months of 2012, we decreased our valuation allowance by $700,000, which was offset by the decrease in our gross deferred tax assets, resulting in no change to the deferred tax assets and no income tax expense for the period.

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

(9) Legal Proceedings

Griffith Litigation.   We are named as defendant in a putative class action brought in federal district court in Chicago, Illinois.  In June 2012 the court gave final approval to a settlement agreed to between us and the plaintiffs, pursuant to which (i) a class was certified for settlement purposes only, and (ii) we agreed to pay a fixed amount of plaintiff attorney fees and also make payments against claims made by members of the class, the amount of which would depend on class members’ responses to our notice of the settlement. Our legal contingency accrual at June 30, 2012 includes our estimate for the amount that is probable.

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

On April 6, 2011, that adversary action was dismissed, pursuant to an agreement between us and the representative of creditors in the Stanwich bankruptcy.  Under that agreement, CPS has paid the bankruptcy estate $800,000 and abandoned its claims against the estate, and the estate has abandoned its adversary action against Mr. Pardee.  The entire payment in this matter was included in our legal contingency liability as of December 31, 2010.  With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved, without his incurring any liability.  Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred.  The stay in the action against us in Rhode Island has been lifted, and we expect that the Court, at a trial setting hearing scheduled for November 2012, will set a trial date in 2013.

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

We have recorded a liability as of June 30, 2012 that we believe represents an appropriate allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

(10) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger.  We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and six-month periods ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-	$-	$-
Interest Cost	220	241	440	456
Expected return on assets	(234)	(222)	(468)	(474)
Amortization of transition (asset)/obligation	-	-	-	-
Amortization of net (gain) / loss	157	127	314	224
Net periodic cost (benefit)	$143	$146	$286	$206

We contributed $395,000 to the Plan during the three-month and six-month period ended June 30, 2012 and we anticipate making contributions in the amount of $517,000 for the remainder of 2012.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (11) Fair Value Measurements

ASC 820, "Fair Value Measurements" clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

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

At the time of issuance, five warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contained features that make them subject to derivative accounting. We valued these warrants using a binomial valuation model using a weighted average volatility assumption of 41%, weighted average term of 8 years and a risk free rate of 3.3%.  On March 29, 2012 we agreed with the holders to amend three of the five warrants to remove the features that resulted in derivative accounting.  On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above.  The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts payable to Common stock.  On June 25, 2012 we agreed with the holder to amend one other warrant that contained the “down round” features to remove those specific price reset terms.  The $250,000 aggregate value of this amended warrant was reclassified from Accounts payable to Common Stock on the date of the amendment. The remaining warrant subject to derivative accounting has not been amended, was valued at June 30, 2012 at $51,000, and is classified as a liability on our consolidated balance sheet as of June 30, 2012.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The securities retained were sold in September 2010 in the re-securitization transaction described in Note 1. In the same transaction, the residual interest was reduced by $1.5 million.  The residual interest in such securitization is $4.8 million as of June 30, 2012 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 20% per annum and a cumulative net loss rate of 13%. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions. No gain or loss was recorded as a result of the re-securitization transaction described above.

Repossessed vehicle inventory, which is included in Other assets on our balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2012, the finance receivables related to the repossessed vehicles in inventory totaled $8.0 million. We have applied a valuation adjustment of $4.0 million, which is based on a recovery rate of 49%, resulting in an estimated fair value and carrying amount of $4.0 million.

We have no level 3 assets that are measured at fair value on a non-recurring basis.  The table below presents a reconciliation for level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Residual Interest in Securitizations:
Balance at beginning of period	$4,612	$3,985	$4,414	$3,841
Cash received during period	4	-	(22)	-
Included in earnings	234	63	458	207
Balance at end of period	$4,850	$4,048	$4,850	$4,048

Warrant Derivative Liability:
Balance at beginning of period	$114	$1,535	$967	$1,639
Included in earnings	188	60	391	(44)
Reclassification to equity	(251)	-	(1,307)	-
Balance at end of period	$51	$1,595	$51	$1,595

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$126,923	$-	$160,253	$-
Payments on finance receivables at fair value	(27,607)	-	(64,107)	-
Charge-offs on finance receivables at fair value	(1,547)	-	(4,050)	-
Discount accretion	1,239	-	5,402	-
Mark to fair value	3,358	-	4,868	-
Balance at end of period	$102,366	$-	$102,366	$-

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$133,017	$-	$166,828	$-
Principal payments on debt at fair value	(34,091)	-	(73,282)	-
Premium accretion	2,126	-	5,106	-
Mark to fair value	3,610	-	6,010	-
Balance at end of period	104,662	-	104,662	-
Reduction for principal payments collected and payable	(9,452)	-	(9,452)	-
Adjusted balance at end of period	$95,210	$-	$95,210	$-

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	June 30, 2012		December 31, 2011
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)
Fireside receivables portfolio	$104,015	$102,366	$172,167	$160,253

Debt secured by Fireside receivables portfolio	89,523	104,662	162,812	166,828

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of June 30, 2012 and December 31, 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at June 30, 2012 and December 31, 2011, were as follows:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2012
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,240	$10,240	$-	$-	$10,240
Restricted cash and equivalents	127,806	127,806	-	-	127,806
Finance receivables, net	604,709	-	-	602,074	602,074
Finance receivables measured at fair value	102,366	-	-	102,366	102,366
Residual interest in securitizations	4,850	-	-	4,850	4,850
Accrued interest receivable	7,279	-	-	7,279	7,279
Liabilities:
Warrant derivative liability	$51	$-	$-	$51	$51
Warehouse lines of credit	28,568	-	-	28,568	28,568
Accrued interest payable	4,792	-	-	4,792	4,792
Residual interest financing	15,321	-	-	15,321	15,321
Securitization trust debt	666,076	-	-	683,699	683,699
Debt secured by receivables measured at fair value	104,662	-	-	104,662	104,662
Senior secured debt	53,711	-	-	53,711	53,711
Subordinated renewable notes	21,100	-	-	21,100	21,100

	As of December 31, 2011
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,094	$10,094	$-	$-	$10,094
Restricted cash and equivalents	159,228	159,228	-	-	159,228
Finance receivables, net	506,279	-	-	506,647	506,647
Finance receivables measured at fair value	160,253	-	-	160,253	160,253
Residual interest in securitizations	4,414	-	-	4,414	4,414
Accrued interest receivable	6,432	-	-	6,432	6,432
Liabilities:
Warrant derivative liability	$967	$-	$-	$967	$967
Warehouse lines of credit	25,393	-	-	25,393	25,393
Accrued interest payable	1,239	-	-	1,239	1,239
Residual interest financing	21,884	-	-	21,884	21,884
Securitization trust debt	583,065	-	-	594,224	594,224
Debt secured by receivables measured at fair value	166,828	-	-	166,828	166,828
Senior secured debt	58,344	-	-	58,344	58,344
Subordinated renewable notes	20,750	-	-	20,750	20,750

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of				Inputs as of
	June 30,	December 31,			June 30,	December 31,
	2012	2011	Valuation Techniques	Unobservable Inputs	2012	2011
	(In thousands)
Assets:
Finance receivables measured at fair value	$102,366	$160,253	Discounted cash flows	Discount rate	20.4%	20.4%
				Cumulative net losses	5.5%	5.5%
				Monthly average prepayments	0.5%	0.5%

Residual interest in securitizations	4,850	4,414	Discounted cash flows	Discount rate	20.0%	20.0%
				Cumulative net losses	13.2%	13.0%
				Monthly average prepayments	0.5%	0.5%
Liabilities:
Warrant derivative liability	51	967	Binomial	Stock price	$1.92 / sh	$.89 / sh
				Volatility	40.0%	38.9%
				Risk free rate	1.3%	1.3% -- 1.7%

Debt secured by receivables measured at fair value	104,662	166,828	Discounted cash flows	Discount rate	16.2%	16.2%

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of June 30, 2012, we had unrestricted cash of $10.2 million.  We had $91.6 million available under the Page Six Funding facility and $79.9 million available under the Page Eight Funding facility (in all facilities advances are subject to our having purchased available eligible collateral).  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations.  While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and/or the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to us of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the insurers or noteholders to require the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related trusts will continue to generate sufficient cash.   Moreover, most of our spread account balances are pledged as collateral to our residual interest financing.  As

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a result, most of the current releases of cash from our securitization trusts are directed to pay the obligations of our residual interest financing.

  Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability (which we accomplished in the fourth quarter of 2011 and through the first six months of 2012) and eliminating our shareholders’ deficit by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to the facilities we used in 2009 and 2010.  To illustrate, in the last six months of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in 2010, we purchased $113.0 million in contracts and, in March 2010, entered into the $50 million term funding facility which had an interest rate of 11.00% per annum and the ability to decrease such rate to 9.00% per annum if certain conditions were met.  During 2011, we used our Page Six Funding $100 million credit facility (interest rate of one-month LIBOR plus 5.73% per annum with a minimum rate of 7.23% per annum), and our Page Seven Funding $100 million credit facility (interest rate of one-month LIBOR plus 6.00% per annum) to purchase $284.2 million in new contracts.  During the first six months of 2012, we purchased $257.8 million in new contracts primarily with our Page Six Funding facility and our Page Eight Funding $100 million facility ( interest rate of one-month Libor plus 6.0% with a minimum rate of 6.75%).

More importantly, the weighted average effective coupons of our last five term securitizations were 3.77%, 4.51%, 4.93%, 3.47% and 3.15%, respectively, and did not include financial guaranty policies.  These transactions demonstrate our ability to access the lower cost of long-term funding available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete more term securitizations in 2012.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to years before 2008.  The following table summarizes the average acquisition fees we charged dealers and the weighted average annual percentage rate on our purchased contracts for the periods shown:

	6 Months Ended June 30, 2012	2011	2010	2009	2008

Average acquisition fee amount	$935	$1,155	$1,382	$1,508	$592
Average acquisition fee as % of amount financed	6.1%	7.4%	9.2%	11.7%	3.9%
Weighted average annual percentage interest rate	20.2%	20.1%	20.1%	19.9%	18.5%

We have and will continue to have a substantial amount of indebtedness. At June 30, 2012, we had approximately $889.4 million of debt outstanding. Such debt consisted primarily of $666.1 million of securitization trust debt, $104.7 in portfolio acquisition debt, $28.6 million of warehouse line of credit, $15.3 million of residual interest financing, $53.7 million of senior secured related party debt and $21.1 million in subordinated notes.  We are currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

As of June 30, 2012 we have a shareholders’ deficit of $10.7 million and our recent operating results include net losses of $14.5 million and $33.8 million in 2011 and 2010, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our recent operating losses.

Although we believe we are able to service and repay our debt, there can be no assurance that we will be able to do so. If our plans for future operations do not generate sufficient cash flows and operating profits, our ability to make required payments on our debt would be impaired.  Failure to pay our indebtedness when due could have a material adverse effect and may require us to issue additional debt or equity securities.

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

We were incorporated and began our operations in March 1991. From inception through June 30, 2012, we have purchased a total of approximately $9.3 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $842.0 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011.  In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities.  Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below.  However, since October 2009, we have gradually increased contract purchases resulting in aggregate purchases of $284.2 million in 2011, compared to $113.0 million in 2010 and $8.6 million in 2009.  During the six months ended June 30, 2012 we purchased $257.8 million contracts compared to $110.8 million in the six months ended June 30, 2011.  Our total managed portfolio was $806.1 million at June 30, 2012, compared to $635.0 million at June 30, 2011.  The increase between June 30, 2011 and 2012 reflects both our purchases of contracts from dealers and our purchase in September 2011 of a portfolio of $217.8 million of automobile contracts from Fireside Bank, a subsidiary of Kemper Corporation.

We are headquartered in Irvine, California, where most operational and administrative functions are centralized.  Credit and underwriting functions are performed in our California headquarters.  Certain credit functions are also performed in our Florida branch, and we service our automobile contracts from our California headquarters our branches in Virginia, Florida and Illinois.

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

Since the third quarter of 2003, we have conducted 29 term securitizations. Of these 29, 23 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased under our TFC program and acquired in a bulk purchase. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations.  Since July 2003 all such securitizations have been structured as secured financings, except our September 2008 and September 2010 securitizations.  These transactions were in substance sales of the underlying receivables and were treated as sales for financial accounting purposes.

Our June 2012 securitization included a pre-funding feature in which a portion of the receivables to be pledged to the securitization trust were not scheduled to be delivered to the trust until after the initial closing.  As a result, our restricted cash balance at June 30, 2012 included $49.4 million from the proceeds of the sale of the securitization notes that were held by the trustee pending delivery of the remaining receivables.  In July 2012, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 55 term securitizations of approximately $7.4 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two in 2008, one in 2010, three in 2011and two so far in 2012. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes. During 2011, we completed three securitizations of approximately $335.6 million, representing our first securitizations of newly originated contracts since April 2008.  In March 2012, we completed a $155.0 million securitization that included $117.8 million in newly originated contracts and $37.2 million in seasoned contracts that were called from earlier securitizations.  In June 2012 we completed a securitization of $141.5 million in newly originated contracts.  All of the 2011 and 2012 securitizations were structured as secured financings.

From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have gradually increased our contract purchases by utilizing one $50 million revolving credit facility that we established in September 2009 and another $50 million term funding facility that we established in March 2010.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we increased our short-term funding capacity by $200 million with the establishment of a new $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011.  The September 2009 revolving facility terminated in September 2011, and the March 2010 term facility was fully utilized by December 2010.  In February 2012, we amended the February 2011 facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.  In May 2012, the revolving period of the February 2011 facility expired by its terms and we entered into a new $100 million credit facility with a different lender.  Our current maximum revolving warehouse financing capacity is $200 million.  Since the beginning of 2011, we have completed five securitizations of approximately $632.1 million in receivables.  In spite of the improvements we have seen in the capital markets, if the trend of improvement in the markets for asset-backed securities should reverse, or if we should be unable to obtain additional credit facilities or to complete additional term securitizations, we may curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

The downturn in economic conditions and the capital markets that began in the fourth quarter of 2007 has negatively affected many aspects of our industry.  First, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables, as compared to 2007 and earlier.  During 2010, however, we observed that yield requirements for investors that purchase securities backed by consumer finance receivables, including sub-prime automobile receivables, decreased significantly and approached pre-2008 levels, albeit with significantly fewer transactions in the market.  Second, there have been fewer lenders who provide short-term warehouse credit facilities for sub-prime automobile finance companies due to more uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities than before 2008.  Many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  These developments resulted in our incurring higher interest costs for receivables we financed in 2009 and 2010 compared to pre-2008 levels.  However, since December 2010 we have had access to warehouse credit lines with a significantly lower cost of funds than the facilities we used in 2009 and 2010.  Finally, broad economic weakness and high levels of unemployment from 2008 onward have made many of our customers less willing or able to pay, resulting in higher than expected delinquencies, charge-offs and losses for contracts we purchased prior to 2009.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2012 we were in compliance with all such covenants.  In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2012 with the three months ended June 30, 2011

Revenues.  During the three months ended June 30, 2012, revenues were $44.2 million, an increase of $13.0 million, or 41.7%, from the prior year revenue of $31.2 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended June 30, 2012 increased $13.7 million, or 49.4%, to $41.5 million from $27.8 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $522.1 at June 30, 2011 to $758.2 at June 30, 2012.

Servicing fees totaling $595,000 in the three months ended June 30, 2012 decreased $535,000, or 47.4%, from $1.1 million in the prior year.  The decrease in servicing fees is due to the amortization and resulting decrease in the principal balance of the two portfolios on which we earn base servicing fees.  We earned base servicing fees on our September 2010 term securitization transaction (a re-securitization of the remaining receivables from the September 2008 securitization, treated as a sale for financial accounting purposes) and on a portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.  As of June 30, 2012 and 2011, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2012		June 30, 2011
	Amount	% (1)	Amount	% (1)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$654.2	81.2%	$522.1	82.2%
Fireside	104.0	12.9%	-	0.0%
Owned by Non-Consolidated Subsidiaries	27.9	3.5%	61.7	9.7%
Third-Party Servicing Portfolios	20.0	2.5%	51.2	8.1%
Total	$806.1	100.0%	$635.0	100.0%

(1) Percentages may not add up to 100% due to rounding.

At June 30, 2012, we were generating income and fees on a managed portfolio with an outstanding principal balance of $806.1 million (this amount includes $27.9 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $20.0 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $635.0 million as of June 30, 2011. At June 30, 2012 and 2011, the managed portfolio composition was as follows:

	June 30, 2012		June 30, 2011
	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$681.5	84.5%	$578.7	91.1%
Fireside	104.0	12.9%	-	0.0%
TFC	0.6	0.1%	5.1	0.8%
Third Party Portfolio	20.0	2.5%	51.2	8.1%
Total	$806.1	100.0%	$635.0	100.0%

(1) Percentages may not add up to 100% due to rounding.

Other income decreased by $202,000, or 9.2%, to $2.0 million in the three months ended June 30, 2012 from $2.2 million during the prior year.  The year-over-year decrease is the combination of the recognition of $257,000 related to a mark down of the fair value of the receivables and debt associated with the Fireside acquisition, decreases in sales tax refunds of $43,000, and a decrease of $14,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation..   These decreases in other income were partially offset by an increase of $97,000 in income from direct mail and related products and services that we offer to our dealers, and an increase of $14,000 in remittances from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Total operating expenses were $42.8 million for the three months ended June 30, 2012, compared to $37.6 million for the prior year, an increase of $5.2 million, or 13.9%. The increase is primarily due to the increase in the amount of new contracts we purchased and the increased costs to service our growing total managed portfolio.

Employee costs increased by $816,000 or 10.9%, to $8.3 million during the three months ended June 30, 2012, representing 19.3% of total operating expenses, from $7.5 million for the prior year, or 19.8% of total operating expenses.  During 2008 and most of 2009, we reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new contract purchases.  Since October 2009, however, as we have gradually acquired new financing facilities and increased our new contract purchases, we have added employees in our Originations and Marketing departments.  These additions have offset reductions in our Servicing department staff that have been necessary as our total managed portfolio decreased until September 2011.  In September 2011, we hired approximately 65 new Servicing department employees in connection with our acquisition of the Fireside portfolio.  At June 30, 2012 we had 538 employees, compared to 445 employees as of June 30, 2011.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $3.6 million, a decrease of 5.2%, compared to the previous year and represented 8.4% of total operating expenses.

Interest expense for the three months ended June 30, 2012 increased by $587,000 to $19.8 million, or 3.0%, compared to $19.2 million in the previous year.  In September 2011 we established a credit facility exclusively for the acquisition of the Fireside portfolio.  For the three months ended June 30, 2012 we incurred $4.3 million in interest expense on the Fireside related debt. Interest on securitization trust debt decreased by $2.2 million in the three months ended June 30, 2012 compared to the prior year.  Interest expense on senior secured and subordinated debt decreased by $23,000.  Interest expense on residual interest financing decreased $535,000 in the three months ended June 30, 2012 compared to the prior year as a result of continued principal amortization.  Interest expense on warehouse debt decreased by $1.1 million for the three months ended June 30, 2012 compared to the prior year. Since December 2011 our securitizations have included a pre-funding mechanism which has allowed us to reduce our borrowings under our warehouse facilities in the current period compared to the prior year. The interest expense related to the value of outstanding derivative warrants resulted in an increase of $194,000 in interest expense.

Provision for credit losses was $7.7 million for the three months ended June 30, 2012, an increase of $3.4 million, or 76.8% compared to the prior year and represented 18.0% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated.  The increase in provision expense is the result of the increase in our contract purchase volumes and the size of the portfolio owned by our consolidated subsidiaries.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.  Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of training programs, internet lead sales, and direct mail products that we offer our dealers.  Marketing expenses increased by $720,000, or 39.1%, to $2.6 million, compared to $1.8 million in the previous year, and represented 6.0% of total operating expenses.  We purchased 8,871 contracts representing $137.9 million in receivables in the current period compared to 3,902 contracts representing $60.8 million in receivables in the prior year.

Occupancy expenses decreased by $36,000 or 4.7%, to $726,000 compared to $762,000 in the previous year and represented 1.7% of total operating expenses.

Depreciation and amortization expenses decreased by $30,000 or 18.4%, to $132,000 compared to $162,000 in the previous year and represented 0.3% of total operating expenses.

For the three months ended June 30, 2012, we recorded no net tax expense and reduced our valuation allowance for our deferred tax assets by $400,000.  As of June 30, 2012, our net deferred tax asset of $15.0 million is net of a valuation allowance of $61.0 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Comparison of Operating Results for the six months ended June 30, 2012 with the six months ended June 30, 2011

Revenues.  During the six months ended June 30, 2012, revenues were $88.7 million, an increase of $25.1 million, or 39.5%, from the prior year revenue of $63.6 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the six months ended June 30, 2012 increased $25.8 million, or 45.7%, to $82.2 million from $56.4 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $522.1 at June 30, 2011 to $758.2 at June 30, 2012.

Servicing fees totaling $1.4 million in the six months ended June 30, 2012 decreased $1.2 million, or 45.2%, from $2.5 million in the prior year.  The decrease in servicing fees is due to the amortization and resulting decrease in the principal balance of the two portfolios on which we earn base servicing fees.  We earned base servicing fees on our September 2010 term securitization transaction (a re-securitization of the remaining receivables from the September 2008 securitization, treated as a sale for financial accounting purposes) and on a portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.  As of June 30, 2012 and 2011, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2012		June 30, 2011

	Amount	% (1)	Amount	% (1)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$654.2	81.2%	$522.1	82.2%
Fireside	104.0	12.9%	-	0.0%
Owned by Non-Consolidated Subsidiaries	27.9	3.5%	61.7	9.7%
Third-Party Servicing Portfolios	20.0	2.5%	51.2	8.1%
Total	$806.1	100.0%	$635.0	100.0%

(1) Percentages may not add up to 100% due to rounding.

At June 30, 2012, we were generating income and fees on a managed portfolio with an outstanding principal balance of $806.1 million (this amount includes $27.9 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $20.0 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $635.0 million as of June 30, 2011. At June 30, 2012 and 2011, the managed portfolio composition was as follows:

	June 30, 2012		June 30, 2011

	Amount	%	Amount	%
Originating Entity	($ in millions)
CPS	$681.5	84.5%	$578.7	91.1%
Fireside	104.0	12.9%	-	0.0%
TFC	0.6	0.1%	5.1	0.8%
Third Party Portfolio	20.0	2.5%	51.2	8.1%
Total	$806.1	100.0%	$635.0	100.0%

(1) Percentages may not add up to 100% due to rounding.

Other income increased by $508,000, or 11.0%, to $5.1 million in the six months ended June 30, 2012 from $4.6 million during the prior year.  The year-over-year increase is the combination of an increase of $492,000 in income from direct mail and related products and services that we offer to our dealers, an increase of $132,000 in remittances from third-party providers of convenience fees paid by our customers for web based and other electronic payments and the recognition of $98,000 related to a mark up of the fair value of the receivables and debt associated with the Fireside acquisition.   The increases in other income were partially offset by decreases in sales tax refunds of $112,000 and a decrease of $104,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation.

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

Total operating expenses were $86.8 million for the six months ended June 30, 2012, compared to $74.2 million for the prior year, an increase of $12.6 million, or 17.0%. The increase is primarily due to the increase in the amount of new contracts we purchased and the increased costs to service our growing total managed portfolio.

Employee costs increased by $2.1 million or 13.7%, to $17.1 million during the six months ended June 30, 2012, representing 19.8% of total operating expenses, from $15.1 million for the prior year, or 20.3% of total operating expenses.  During 2008 and most of 2009, we reduced staff through attrition and reductions in force as a result of the uncertainty in capital markets and the related limited access to financing for new contract purchases.  Since October 2009, however, as we have gradually acquired new financing facilities and increased our new contract purchases, we have added employees in our Originations and Marketing departments.  These additions have offset reductions in our Servicing department staff that have been necessary as our total managed portfolio decreased until September 2011.  In September 2011, we hired approximately 65 new Servicing department employees in connection with our acquisition of the Fireside portfolio.  At June 30, 2012 we had 538 employees, compared to 445 employees as of June 30, 2011.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $8.1 million, an increase of 9.0%, compared to the previous year and represented 9.3% of total operating expenses.

Interest expense for the six months ended June 30, 2012 increased by $3.8 million to $42.1 million, or 9.8%, compared to $38.4 million in the previous year.  In September 2011 we established a credit facility exclusively for the acquisition of the Fireside portfolio.  For the six months ended June 30, 2012 we incurred $10.1 million in interest expense on the Fireside related debt. Interest on securitization trust debt decreased by $4.2 million in the six months ended June 30, 2012 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $589,000.  Interest expense on residual interest financing decreased $1.1 million in the six months ended June 30, 2012 compared to the prior year as a result of continued principal amortization.  Interest expense on warehouse debt decreased by $2.0 million for the six months ended June 30, 2012 compared to the prior year. Since December 2011 our securitizations have included a pre-funding mechanism which has allowed us to reduce our borrowings under our warehouse facilities in the current period compared to the prior year.  The interest expense related to the value of outstanding derivative warrants resulted in an increase of $442,000 in interest expense.

Provision for credit losses was $12.5 million for the six months ended June 30, 2012, an increase of $4.5 million, or 55.8% compared to the prior year and represented 14.5% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated.  The increase in provision expense is the result of the increase in our contract purchase volumes and the size of the portfolio owned by our consolidated subsidiaries.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of training programs, internet lead sales, and direct mail products that we offer our dealers.  Marketing expenses increased by $1.8 million, or 50.8%, to $5.2 million, compared to $3.4 million in the previous year, and represented 6.0% of total operating expenses.  We purchased 16,813 contracts representing $257.8 million in receivables in the current period compared to 7,198 contracts representing $110.8 million in receivables in the prior year.

Occupancy expenses decreased by $76,000 or 5.0%, to $1.4 million compared to $1.5 million in the previous year and represented 1.7% of total operating expenses.

Depreciation and amortization expenses decreased by $42,000 or 13.0%, to $284,000 compared to $326,000 in the previous year and represented 0.2% of total operating expenses.

For the six months ended June 30, 2012, we recorded no net tax expense and reduced our valuation allowance for our deferred tax assets by $700,000.  As of June 30, 2012, our net deferred tax asset of $15.0 million is net of a valuation allowance of $61.0 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time.   Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease.  The weighted average seasoning of our portfolio represented in the tables below (excluding the Fireside portfolio) was 19 months, 34 months and 27 months as of June 30, 2012, June 30, 2011, and December 31, 2011, respectively.   The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing and owned as of the respective dates shown. The tables do not include the experience of third party servicing portfolios.

Delinquency Experience (1)
Total Owned Portfolio Excluding Fireside

	June 30, 2012		June 30, 2011		December 31, 2011
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	69,916	$682,110	73,858	$583,778	69,765	$588,993
Period of delinquency (2)
31-60 days	1,790	10,553	1,942	10,952	2,051	10,709
61-90 days	771	4,625	1,027	6,846	1,038	6,572
91+ days	404	2,486	804	5,298	1,601	8,908
Total delinquencies (2)	2,965	17,664	3,773	23,096	4,690	26,189
Amount in repossession (3)	1,633	8,449	2,157	11,450	2,218	10,097
Total delinquencies and amount in repossession (2)	4,598	$26,113	5,930	$34,546	6,908	$36,286

Delinquencies as a percentage of gross servicing portfolio	4.2%	2.6%	5.1%	4.0%	6.7%	4.4%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	6.6%	3.8%	8.0%	5.9%	9.9%	6.2%

Extension Experience
Contracts with one extension, accruing	10,100	$61,208	15,233	$105,786	12,183	$75,155
Contracts with two or more
extensions, accruing	20,177	53,805	12,036	88,790	10,515	67,987
	30,277	115,013	27,269	194,576	22,698	143,142

Contracts with one extension, non-accrual	464	2,191	881	4,706	1,211	5,918
Contracts with two or more
extensions, non-accrual	780	3,944	1,320	8,216	2,054	10,737
	1,244	6,135	2,201	12,922	3,265	16,655

Total contracts with extensions	31,521	$121,148	29,470	$207,498	25,963	$159,797

Delinquency Experience (1)
Fireside Portfolio

	June 30, 2012		December 31, 2011
	Number of		Number of
	Contracts	Amount	Contracts	Amount

Delinquency Experience
Gross servicing portfolio (1)	22,594	$104,033	33,256	$172,248
Period of delinquency (2)
31-60 days	496	1,878	1,088	4,872
61-90 days	231	872	420	1,767
91+ days	84	339	261	903
Total delinquencies (2)	811	3,089	1,769	7,542
Amount in repossession (3)	146	714	226	1,481
Total delinquencies and amount in repossession (2)	957	$3,803	1,995	$9,023

Delinquencies as a percentage of gross servicing portfolio	3.6%	3.0%	5.3%	4.4%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	4.2%	3.7%	6.0%	5.2%

Extension Experience
Contracts with one extension, accruing	2,589	$14,887	724	$4,462
Contracts with two or more
extensions, accruing	18	282	2	8
	2,607	15,169	726	4,470

Contracts with one extension, non-accrual	53	282	3	25
Contracts with two or more
extensions, non-accrual	1	6	-	-
	54	288	3	25
Total contracts with extensions	2,661	$15,457	729	$4,495

Delinquency Experience (1)
Total Owned Portfolio

	June 30, 2012		June 30, 2011		December 31, 2011
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
			(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	92,510	$786,144	73,858	$583,778	103,021	$761,241
Period of delinquency (2)
31-60 days	2,286	12,431	1,942	10,952	3,139	15,581
61-90 days	1,002	5,497	1,027	6,846	1,458	8,338
91+ days	488	2,825	804	5,298	1,862	9,811
Total delinquencies (2)	3,776	20,753	3,773	23,096	6,459	33,730
Amount in repossession (3)	1,779	9,164	2,157	11,450	2,444	11,578
Total delinquencies and amount in repossession (2)	5,555	$29,917	5,930	$34,546	8,903	$45,308

Delinquencies as a percentage of gross servicing portfolio	4.1%	2.6%	5.1%	4.0%	6.3%	4.4%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	6.0%	3.8%	8.0%	5.9%	8.6%	6.0%

Extension Experience
Contracts with one extension, accruing	12,689	$76,095	15,233	$105,786	16,151	$124,066
Contracts with two or more
extensions, accruing	10,095	53,887	12,036	88,790	11,307	91,310
	22,784	129,982	27,269	194,576	27,458	215,376

Contracts with one extension, non-accrual	517	2,473	881	4,706	1,598	11,138
Contracts with two or more
extensions, non-accrual	781	3,947	1,320	8,216	1,919	14,327
	1,298	6,420	2,201	12,922	3,517	25,465
	24,082	$136,402	29,470	$207,498	30,975	$240,841
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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

	Net Charge-Off Experience (1) (3)
	Total Owned Portfolio Excluding Fireside

	June 30	June 30	December 31,
	2012	2011	2011
	(Dollars in thousands)
Average servicing portfolio outstanding	$634,209	$614,949	$597,546
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	3.4%	7.8%	5.8%

	Net Charge-Off Experience (1) (3)
	Fireside Portfolio

	June 30	June 30	December 31,
	2012	2011	2011
	(Dollars in thousands)
Average servicing portfolio outstanding	$129,910	n/a	$191,289
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	4.3%	n/a	5.1%

	Net Charge-Off Experience (1) (3)
	Total Owned Portfolio Including Fireside

	June 30	June 30	December 31,
	2012	2011	2011
	(Dollars in thousands)
Average servicing portfolio outstanding	$764,118	$614,949	$661,315
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	3.5%	7.8%	5.2%

_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   June 30, 2012 and June 30, 2011 percentage represents six months ended June 30, 2012 and June 30, 2011 annualized. December 31, 2011 represents 12 months ended December 31, 2011.
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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables.  The table below summarizes the status, as of June 30, 2012, for accounts that received extensions during 2008, 2009 and 2010 (2011 data are not included at this time due to insufficient passage of time for meaningful evaluation of results of 2011 extensions):

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2012	% Active or Paid Off at June 30, 2012	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	12,821	36.0%	17,948	50.4%	4,819	13.5%	16

2009	32,004	13,114	41.0%	13,126	41.0%	5,764	18.0%	12

2010	22,593	14,376	63.6%	6,574	29.1%	1,643	7.3%	12

We view these results as a confirmation of the effectiveness of our extension program.  For the accounts receiving extensions in 2008, 2009 and 2010, 36.0%, 41.0% and 63.6%, respectively, were either paid in full or active and performing at June 30, 2012.  Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful.  For the 2008, 2009 and 2010 extensions, of the accounts that charged off, the charge off was incurred, on average, 16, 12 and 12 months, respectively, after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

  Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2011

Average number of extensions granted per month	1,451	1,388	1,417

Average number of outstanding accounts	96,027	77,789	86,282

Average monthly extensions as % of average outstandings	1.5%	1.8%	1.6%

	June 30, 2012		June 30, 2011		December 31, 2011
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	13,206	$ 78,568	16,114	$ 110,491	14,121	$ 85,560
Contracts with two extensions	6,226	32,701	8,738	64,006	7,720	48,619
Contracts with three extensions	3,309	17,714	3,679	26,763	3,653	22,713
Contracts with four extensions	1,177	6,425	916	6,075	1,082	6,618
Contracts with five extensions	144	868	23	163	101	665
Contracts with six extensions	20	127	-	-	15	117
	24,082	$ 136,403	29,470	$ 207,498	26,692	$ 164,292

Managed portfolio (excluding 3rd party)	92,510	$ 786,144	73,858	$ 583,778	103,021	$ 761,241

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

Net cash provided by operating activities for the  six-month period ended June 30, 2012 was $8.9 million compared to net cash provided by operating activities for the  six-month period ended June 30, 2011 of $1.3 million.  Cash provided by operating activities is significantly affected by our net income, or loss, before provisions for credit losses.

Net cash used in investing activities for the six-month period ended June 30, 2012 was $3.9 million compared to net cash provided by investing activities of $58.2 million in the prior year period.  Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and reductions in restricted cash.  At December 31, 2011, our restricted cash balance included $39.7 million in spread accounts associated with three securitizations from 2006 and two from 2007.  In February 2012, we exercised our rights to purchase the outstanding receivables associated those securitizations, resulting in a release of the related spread account balances, a portion of which was used to repay the associated bonds in full.  Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $257.8 million and $110.1 million during the first six months of 2012 and 2011, respectively.

Net cash used in financing activities for the six months ended June 30, 2012 was $4.8 million compared to $59.2 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments from our warehouse lines of credit.  In the first six months of 2012, we issued $296.5 million in new securitization trust debt compared to $110.9 million in new issuances in the same period of 2011.  In addition, we repaid $214.4 million in securitization trust debt and $73.3 million in debt associated with the Fireside portfolio in the six months ended June 30, 2012 compared to repayments of securitization trust debt of $162.6 million in the prior year period.  In the six months ended June 30, 2012, we received net proceeds from our warehouse lines of credit of $3.2 million, compared to a net paydown to our warehouse facilities of $1.7 million in the prior year’s period.

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

In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a floating rate credit facility to our consolidated subsidiary Page Six Funding, LLC.  The facility provided for advances up to 75% of eligible finance receivables and the notes under it accrued interest at a rate of one-month LIBOR plus 5.00% per annum, with a minimum one-month LIBOR rate of 1.5% per annum.  In September 2011 this facility was amended to increase the maximum advance rate to 82% of eligible finance receivables and the interest rate to one-month LIBOR plus 5.73%.  At June 30, 2012, $8.4 million was outstanding under this facility.

On February 24, 2011, we entered into an additional $100 million two-year warehouse credit line with UBS Real Estate Securities, Inc.  The facility revolved during the first year and amortizes during the second year.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC.  The facility provided for effective advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at one-month LIBOR plus 6.00% per annum.  In February 2012, we amended this facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.  Once the revolving period ended in May 2012, the interest rate increased to one-month LIBOR plus 7.00% per annum.  At June 30, 2012 there was $54,000 outstanding under this facility.

 On May 11, 2012, we entered into an additional $100 million one-year warehouse credit line with Citibank, N.A.  The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a floating rate credit facility to our consolidated subsidiary Page Eight Funding, LLC.  The facility provides for effective advances up to 88.4% of eligible finance receivables.   The notes under the facility accrue interest at one-month LIBOR plus 6.00% per annum, with a minimum rate of 6.75% per annum.  At June 30, 2012 there was $20.1 million outstanding under this facility.

In March 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.  Under the term funding facility, the note purchasers agreed to purchase up to $50 million in asset-backed notes through December 31, 2010, subject to collateral eligibility and other terms and conditions, through the end of 2010. The interest rate on notes outstanding was 11.00%, which could be decreased to 9.00% should the notes receive investment grade ratings from at two credit rating agencies. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017.  In connection with the establishment of this term funding facility, we paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant).  Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants.  The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase was increased to 1,611,114.  The second affected warrant related to 283,985 shares, which was increased to 285,781 shares.  In June 2011, we restructured the facility to get the senior notes rated investment grade and issued an additional $9.8 million in three tranches of new subordinated notes.  The interest rate on the senior notes was reduced to 9.25% as a result of getting the investment grade rating.  As of June 30, 2012, there was $28.8 million outstanding under the facility and no additional advances are expected to be made.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender

(i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of $12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  In March 2010, we paid $979,855 to repurchase the warrants to purchase 500,000 of such 2,500,000 shares.  In May 2010, we extended the maturity date from June 2010 to May 2011.  In May 2011, we extended the maturity date of the facility from May 2011 to May 2012.  In February 2012, we exchanged certain previously pledged residual interests with new, previously unpledged, residual interests and extended the maturity date to February 2013.   As of June 30, 2012 the aggregate indebtedness under this facility was $15.3 million.

On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share.  Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share.  In November 2009 we entered into an additional agreement with this lender whereby they purchased an additional $5 million note.  The note accrued interest at 15.0% and was repaid in December 2010 at which time the lender purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding.  The $27.8 million note accrues interest at 16.0% and matures in December 2013.  Concurrent with the issuance of the $27.8 million note, the term $10 and $15 million notes were amended to change their maturity dates to December 2013.  In conjunction with the issuance of the $27.8 million note, we issued to the lender 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock.  Each share of the Series B convertible preferred stock was exchanged for 1,000 shares of our common stock on June 15, 2011, upon shareholder approval of such exchange.  At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively.   On March 31, 2011, we sold an additional $5 million note due February 29, 2012 to LLCP. In April 2011 we  purchased from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and financed that purchase by issuing to LLCP a new $3 million note  which was fully repaid in June 2012. In November 2011, we sold an additional $5 million note due October 2012.  All such notes bear interest at 14% per annum.  In February 2012, we extended the maturity of the $5 million note that was originally due in February 2012 to March 2012 at which time the note was repaid in full.

In August 2011 we entered into a series of agreements with affiliates of Fortress Investment Group and Goldman, Sachs & Co. to finance our acquisition of the Fireside portfolio, which we purchased on September 15, 2011.   Under the agreements, our consolidated subsidiary CPS Fender Receivables, LLC issued $197.3 million of notes with a maturity date of March 14, 2014.  The notes are secured by all of the finance receivables and related cash flows associated with the Fireside portfolio and accrue interest at a rate of one-month LIBOR plus 7.00% per annum, with a minimum rate of 8.0% per annum.  All excess cash flow on the receivables after the payment of servicing fees, interest expense, preferred dividend and other administrative fees shall be used to repay the notes until paid in full and then to return our initial investment.  Thereafter all excess cash flow shall be split; the lenders will receive 80% and we will receive 20%.  At June 30, 2012, $89.5 million of these notes were outstanding.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of June 30, 2012, we had unrestricted cash of $10.2 million.  We had $91.6 million available under the Page Six Funding facility and $79.9 million available under the Page Eight Funding facility (in all facilities advances are subject to our having purchased available eligible collateral).  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

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

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2012, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

  Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability (which we accomplished in the fourth quarter of 2011 and through the first six months of 2012) and eliminating our shareholders’ deficit by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to the facilities we used in 2009 and 2010.  To illustrate, in the last six months of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in 2010, we purchased $113.0 million in contracts and, in March 2010, entered into the $50 million term funding facility which had an interest rate of 11.00% per annum and the ability to decrease such rate to 9.00% per annum if certain conditions were met.  During 2011, we used our Page Six Funding and Page Seven Funding credit facilities to purchase $284.2 million in new contracts.  During the first six months of 2012, we purchased $257.8 million in new contracts primarily with our Page Six and Page Eight credit facilities.

More importantly, the weighted average effective coupons of our last five term securitizations were 3.77%, 4.51%, 4.93%, 3.47% and 3.15%, respectively, and did not include financial guaranty policies.  These transactions demonstrate our ability to access the lower cost of long-term funding available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete more term securitizations in 2012.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to years before 2008.  The following table summarizes the average acquisition fees we charged dealers and the weighted average annual percentage rate on our purchased contracts for the periods shown:

	6 Months Ended June 30, 2012	2011	2010	2009	2008

Average acquisition fee amount	$ 935	$ 1,155	$ 1,382	$ 1,508	$ 592
Average acquisition fee as % of amount financed	6.1%	7.4%	9.2%	11.7%	3.9%
Weighted average annual percentage interest rate	20.2%	20.1%	20.1%	19.9%	18.5%

We have and will continue to have a substantial amount of indebtedness. At June 30, 2012, we had approximately $889.4 million of debt outstanding. Such debt consisted primarily of $666.1 million of securitization trust debt, $104.7 in portfolio acquisition debt, $28.6 million of warehouse line of credit, $15.3 million of residual interest financing, $53.7 million of senior secured related party debt and $21.1 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

As of June 30, 2012 we have a shareholders’ deficit of $10.7 million and our recent operating results include net losses of $14.5 million and $33.8 million in 2011 and 2010, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our recent operating losses.

Although we believe we are able to service and repay our debt, there is no assurance that we will be able to do so. If our plans for future operations do not generate sufficient cash flows and operating profits, our ability to make required payments on our debt would be impaired.  Failure to pay our indebtedness when due could have a material adverse effect, and might require us to issue additional debt or equity securities.

Critical Accounting Policies

We believe that our accounting policies related to (a) Allowance for Finance Credit Losses, (b) Amortization of Deferred Originations Costs and Acquisition Fees, (c) Term Securitizations, (d) Finance Receivables and Related Debt Measured at Fair Value, and (e) Income Taxes are the most critical to understanding and evaluating our reported financial results. Such policies are described below.

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. The estimate for probable credit losses is reduced by our estimate for future recoveries on previously incurred losses.  Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. Our allowance as a percentage of finance receivables has decreased in recent years due primarily to the continued seasoning of our portfolio.  Our historical static loss data shows that, in general, incremental monthly losses increase to a peak between months 36 and 42 of the life of a static portfolio, after which such monthly incremental losses tend to decrease.  As of June 30, 2012 the weighted average age of our portfolio of finance receivables was 18 months.  In addition, receivables originated after the second quarter of 2008 have exhibited significantly better credit performance metrics than earlier portfolios at similar aging stages.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $15.0 million is more likely than not based on available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. Our net deferred tax asset of $15.0 million is net of a valuation allowance of $61.0 million and consists of approximately $11.5 million of net U.S. federal deferred tax assets and $3.5 million of net state deferred tax assets.  The major components of the deferred tax asset are $67.0 million in net operating loss carryforwards and built in losses and $11.5 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $37.5 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

We are in a three-year cumulative pretax loss position at June 30, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies available to us in accordance with ASC 740, “Income Taxes” that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Our tax planning strategies include the prospective sale of certain assets such as finance receivables, residual interests in securitized finance receivables, charged off receivables and base servicing rights.  The expected proceeds for such asset sales have been estimated based on our expectation of what buyers of the assets would consider to be reasonable assumptions for net cash flows and required rates of return for each of the various asset types.  Our estimates for net cash flows and required rates of return are subjective and inherently subject to future events which may significantly affect actual net proceeds we may receive from executing our tax planning strategies.  Nevertheless, we believe such asset sales can produce significant taxable income within the relevant carryforward period. Such strategies could be implemented without significant effect on our core business or our ability to generate future growth. The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information provided under the caption “Legal Proceedings,” Note 9 to the Unaudited Condensed Consolidated Financial Statements, included in Part I of this report, is incorporated herein by reference.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2012 and December 31, 2011, we had approximately $854.0 million and $876.2 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2011, primarily of $583.1 million of securitization trust debt, and also included $166.8 million in receivable financing debt at fair value, $25.4 million of warehouse indebtedness, $21.9 million of residual interest financing, $58.3 million of senior secured debt and $20.8 million owed under a subordinated notes program. At June 30, 2012, such debt consisted primarily of $599.7 million of securitization trust debt, and also included $133.0 million in receivable financing debt at fair value, $28.9 million of warehouse indebtedness, $18.0 million of residual interest financing, $53.6 million of senior secured debt, and $20.7 million owed under a subordinated notes program. Such subordinated notes may be offered to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our substantial indebtedness could adversely affect our financial condition by, among other things:

·	increasing our vulnerability to general adverse economic and industry conditions;

·
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing amounts available for working capital, capital expenditures and other general corporate purposes;

·	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

·	placing us at a competitive disadvantage compared to our competitors that have less debt; and

·	limiting our ability to borrow additional funds.

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

To mitigate, but not eliminate, the short-term risk relating to interest rates payable by us under the warehouse facilities, we have generally held automobile contracts in the warehouse credit facilities for less than four months. The disruptions in the market for asset-backed securities caused us to lengthen that period during 2008, 2009 and 2010, which has reduced the effectiveness of this mitigation strategy. With our improved access to the credit markets in 2011 and 2012, we have completed five term securitizations in the last 15 months.  As a result, we have been able to re-employ this strategy.   To mitigate, but not eliminate, the long-term risk relating to interest rates payable by us in securitizations, we have in the past, and we may in the future, structure some of our securitization transactions to include pre-funding structures, whereby the amount of securities issued exceeds the amount of contracts initially sold into the securitization. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts into the securitization in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we effectively lock in our borrowing costs with respect to the contracts we subsequently sell into the securitization. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the securities issued in the securitization. The amount of such expense may vary. Our three most recent securitization transactions included pre-funding features.  Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows.

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

·	changes in general economic conditions;
·	our ability or inability to obtain necessary financing
·	changes in interest rates;
·	our ability to generate sufficient operating and financing cash flows;
·	competition;
·	level of future provisioning for receivables losses; and
·	regulatory requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, we purchased a total of 109,443 shares of our common stock, as described in the following table:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

April 2012	35,600	$1.61	35,600	$1,239,846
May 2012	58,155	1.77	58,155	$1,137,034
June 2012	15,688	1.98	15,688	$1,106,043
Total	109,443	$1.15	109,443

____________________

(1)	Each monthly period is the calendar month.
(2)
Through June 30, 2012, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

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

4.39	Indenture dated June 1, 2012 re Notes issued by CPS Auto Receivables Trust 2012-B. (incorporated by reference to exhibit 4.39 to the registrant’s current report filed June 26, 2012)
4.40	Sale and Servicing Agreement dated as of June 1, 2012. (incorporated by reference to exhibit 4.40 to the registrant’s current report filed June 26, 2012)
10.28	Warehouse Loan Agreement dated May 11, 2012. (incorporated by reference to exhibit 10.1 to the registrant’s current report dated May 11, 2012)
10.29	Sale and Servicing Agreement dated May 11, 2012. (incorporated by reference to exhibit 10.2 to the registrant’s current report dated May 11, 2012)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

Date: July 31, 2012

By:  /s/   CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2012

By:  /s/   JEFFREY P. FRITZ
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)