Form 10-Q/A
period 2012-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2012-08-17
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on July 31, 2012.

2

Item 6. Exhibits

The Exhibits listed below are filed with this report.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC.

(Registrant)

Date: August 17, 2012

By:  /s/   CHARLES E. BRADLEY, JR.

Charles E. Bradley, Jr.

President and Chief Executive Officer

(Principal Executive Officer)

Date: August 17, 2012

By:  /s/   JEFFREY P. FRITZ

Jeffrey P. Fritz

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

4