Form 10-Q
period 2012-10-29
CONSUMER PORTFOLIO SERVICES INC
filed 2012-11-06
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 30, 2012 the registrant had 19,639,989 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended September 30, 2012

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3
	Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2012 and 2011	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three-month and nine-month periods ended September 30, 2012 and 2011	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and 2011	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 6.	Exhibits	51
	Signatures	53

Item 1. Financial Statements
CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$10,468	$10,094
Restricted cash and equivalents	107,240	159,228

Finance receivables	687,096	516,630
Less: Allowance for finance credit losses	(16,946)	(10,351)
Finance receivables, net	670,150	506,279

Finance receivables measured at fair value	77,484	160,253
Residual interest in securitizations	4,895	4,414
Furniture and equipment, net	800	875
Deferred financing costs	9,722	8,036
Deferred tax assets, net	15,000	15,000
Accrued interest receivable	8,819	6,432
Other assets	18,287	19,439
	$922,865	$890,050
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$22,146	$27,993
Warehouse lines of credit	20,398	25,393
Residual interest financing	13,773	21,884
Debt secured by receivables measured at fair value	76,630	166,828
Securitization trust debt	721,396	583,065
Senior secured debt, related party	54,452	58,344
Subordinated renewable notes	21,525	20,750
	930,320	904,257
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series A preferred stock, $1 par value;
authorized 5,000,000 shares; none issued	-	-
Series B convertible preferred stock, $1 par value; authorized
1,870 shares; none issued and outstanding	-	-
Common stock, no par value; authorized
75,000,000 shares; 19,563,089 and 19,526,968
shares issued and outstanding at September 30, 2012 and
December 31, 2011, respectively	64,639	62,466
Accumulated deficit	(63,558)	(68,138)
Accumulated other comprehensive loss	(8,536)	(8,535)
	(7,455)	(14,207)

	$922,865	$890,050

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Interest income	$45,053	$30,236	$127,210	$86,632
Servicing fees	502	986	1,897	3,530
Other income	2,365	2,592	7,481	7,201
	47,920	33,814	136,588	97,363
Expenses:
Employee costs	8,730	8,257	25,878	23,343
General and administrative	3,690	3,286	11,765	10,697
Interest	19,560	19,011	61,696	57,377
Provision for credit losses	9,465	3,982	22,012	12,034
Marketing	2,906	2,343	8,086	5,777
Occupancy	723	811	2,170	2,334
Depreciation and amortization	118	170	401	496
	45,192	37,860	132,008	112,058
Income (loss) before income tax expense	2,728	(4,046)	4,580	(14,695)
Income tax expense	-	-	-	-
Net income (loss)	$2,728	$(4,046)	$4,580	$(14,695)
Income (loss) per share:
Basic	$0.14	$(0.20)	$0.24	$(0.78)
Diluted	0.11	(0.20)	0.19	(0.78)

Number of shares used in computing
income (loss) per share:
Basic	19,495	19,821	19,406	18,794
Diluted	25,695	19,821	24,026	18,794

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$2,728	$(4,046)	$4,580	$(14,695)

Other comprehensive income/(loss); change in
funded status of pension plan	-	-	-	-
Comprehensive income/(loss)	$2,728	$(4,046)	$4,580	$(14,695)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(In thousands)

	Nine Months ended
	September 30
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,580	$(14,695)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Accretion of deferred acquisition fees	(11,370)	(6,968)
Accretion of purchase discount on receivables measured at fair value	(7,272)	--
Amortization of discount on securitization notes	1,371	5,772
Amortization of discount on senior secured debt, related party	2,308	2,164
Accretion of premium on debt secured by receivables measured at fair value	5,552	--
Mark to fair value on debt secured by receivables measured at fair value	(1,824)	435
Mark to fair value of receivables measured at fair value	1,953	50
Depreciation and amortization	401	495
Amortization of deferred financing costs	3,952	2,603
Provision for credit losses	22,012	12,034
Stock-based compensation expense	801	1,289
Interest income on residual assets	(458)	(378)
Changes in assets and liabilities:
Accrued interest receivable	(2,387)	906
Other assets	1,350	(1,440)
Accounts payable and accrued expenses	(4,540)	1,942
Net cash provided by operating activities	16,429	4,209

Cash flows from investing activities:
Purchases of finance receivables held for investment	(400,908)	(192,016)
Proceeds received on finance receivables held for investment	318,260	258,748
Purchase of finance receivables portfolio	-	(199,554)
Change in repossessions in inventory	(221)	314
Decreases (increases) in restricted cash and equivalents	51,988	(4,962)
Purchase of furniture and equipment	(326)	(327)
Net cash provided by (used in) investing activities	(31,207)	(137,797)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	443,500	220,124
Proceeds from issuance of subordinated renewable notes	2,609	3,191
Proceeds from issuance of senior secured debt, related party	-	7,460
Proceeds from portfolio acquisition financing	-	196,473
Payments on subordinated renewable notes	(1,834)	(2,648)
Net proceeds from (repayments to) warehouse lines of credit	(4,995)	(27,927)
Proceeds from (repayments of) residual interest financing debt	(8,111)	(13,878)
Repayment of securitization trust debt	(306,540)	(250,423)
Repayment of portfolio acquisition facility	(97,703)	-
Repayment of senior secured debt, related party	(6,200)	(1,000)
Payment of financing costs	(5,638)	(4,395)
Repurchase of common stock	(435)	(262)
Exercises of options and warrants	499
Net cash used in financing activities	15,152	126,715
Increase (decrease) in cash and cash equivalents	374	(6,873)

Cash and cash equivalents at beginning of period	10,094	16,252
Cash and cash equivalents at end of period	$10,468	$9,379

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$63,258	$46,347
Income taxes	$963	$147
Non-cash financing activities:
Derivative warrants reclassified from liabilities to common stock upon amendment	$1,307	$--

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

Basis of Presentation

  Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature.  In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the nine-month period ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income

  The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Direct mail revenues	$1,617	$1,548	$4,468	$3,903
Convenience fee revenue	715	678	2,237	2,068
Recoveries on previously charged-off contracts	67	120	312	469
Sales tax refunds	59	76	186	323
Other	(93)	170	278	438
Other income for the period	$2,365	$2,592	$7,481	$7,201

Stock-based Compensation

  We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

  For the nine months ended September 30, 2012 and 2011, we recorded stock-based compensation costs in the amount of $801,000 and $1,289,000, respectively.  As of September 30, 2012, unrecognized stock-based compensation costs to be recognized over future periods equaled $2.2 million. This amount will be recognized as expense over a weighted-average period of 3.4 years.

  The following represents stock option activity for the nine months ended September 30, 2012:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	8,431	$1.53	N/A
Granted	1,173	1.44	N/A
Exercised	(356)	1.40	N/A
Forfeited	(487)	1.41	N/A
Options outstanding at the end of period	8,761	$1.53	6.20 years
Options exercisable at the end of period	5,773	$1.69	4.97 years

  At September 30, 2012, the aggregate intrinsic value of options outstanding and exercisable was $13.8 million and $8.5 million, respectively. There were 356,000 options exercised for the nine months ended September 30, 2012 compared to 9,000 for the comparable period in 2011.  There were 2.1 million shares available for future stock option grants under existing plans as of September 30, 2012.

Purchases of Company Stock

  During the nine-month period ended September 30, 2012 and 2011, we purchased 320,154 and 227,298 shares, respectively, of our common stock, at average prices of $1.36 and $1.18, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

  Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

Derivative Financial Instruments

   We do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, from 2008 to 2010, we issued warrants to purchase the Company’s common stock in conjunction with various debt financing transactions. At the time of issuance, five of these warrants issued contained "down round," or price reset, features that are subject to classification as liabilities for financial statement purposes. These liabilities are measured at fair value, with the changes in fair value at the end of each period reflected as current period income or loss. Accordingly, changes to the market price per share of our common stock underlying these warrants with "down round," or price reset, features directly affect the fair value computations for these derivative financial instruments. The effect is that any increase in the market price per share of our common stock would also increase the related liability, which in turn would result in a current period loss. Conversely, any decrease in the market price per share of our common stock would also decrease the related liability, which in turn would result in a current period gain. We use a binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants. In computing the fair value of the warrant liabilities at the end of each period, we use significant judgments with respect to the risk free interest rate, the volatility of our stock price, and the estimated life of the warrants. The effects of these judgments, if proven incorrect, could have a significant effect on our financial statements. The warrant liabilities are included in Accounts payable and accrued expenses on our consolidated balance sheets.  On March 29, 2012 we agreed with the holders to amend three of the five warrants that contained the “down round” features, removing those specific price reset terms.  On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above.  The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts payable to Common Stock. On June 25, 2012 we agreed with the holder to amended one other warrant that contained the “down round” features, removing those specific price reset terms.  The $250,000 aggregate value of this amended warrant was reclassified from Accounts payable to Common Stock on the date of the amendment. The remaining warrant with the “down round” feature was not amended and was valued and recorded at September 30, 2012 using a binomial pricing model to compute the fair value, which is included in Accounts payable and accrued expenses, and will continue to be subject to quarterly valuations.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of September 30, 2012, we were in compliance with all such covenants.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	September 30,	December 31,
	2012	2011
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$717,211	$536,773
Less: Unearned acquisition fees and originations costs	(30,115)	(20,143)
Finance Receivables	$687,096	$516,630

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included.  In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems.  The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month.  In some cases, a two-month extension may be granted.  There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest.  Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings.  The following table summarizes the delinquency status of finance receivables as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(In thousands)
Deliquency Status
Current	$694,126	$512,802
31 - 60 days	13,836	9,344
61 - 90 days	6,428	6,034
91 + days	2,821	8,593
	$717,211	$536,773

Finance receivables totaling $2.9 million and $13.0 million at September 30, 2012 and December 31, 2011, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for credit losses for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Balance at beginning of period	$14,093	$10,284	$10,351	$13,168
Provision for credit losses on finance receivables	9,465	3,982	22,012	12,034
Charge-offs	(9,578)	(8,000)	(26,158)	(27,796)
Recoveries	2,966	3,503	10,741	12,363
Balance at end of period	$16,946	$9,769	$16,946	$9,769

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract.  The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses:

	September 30,	December 31,
	2012	2011
	(In thousands)
Gross balance of repossessions in inventory	$9,564	$9,246
Allowance for losses on repossessed inventory	(4,862)	(4,765)
Net repossessed inventory included in other assets	$4,702	$4,481

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	September 30,	December 31,
	2012	2011
Finance Receivables Measured at Fair Value	(In thousands)

Finance receivables and accrued interest, net of unearned interest	$80,306	$172,167
Less: Fair value adjustment	(2,822)	(11,914)
Finance receivables measured at fair value	$77,484	$160,253

The following table summarizes the delinquency status of finance receivables measured at fair value as of September 30, 2012 and December 31, 2011:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2012	2011
	(In thousands)
Deliquency Status
Current	$77,071	$164,625
31 - 60 days	2,047	4,872
61 - 90 days	758	1,767
91 + days	430	903
	$80,306	$172,167

(4) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted
						Average
	Final	Receivables		Outstanding	Outstanding	Contractual
	Scheduled	Pledged at		Principal at	Principal at	Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2012	Principal	2012	2011	2012
	(Dollars in thousands)
CPS 2006-B	January 2013	$-	$257,500	$-	$6,604	-
CPS 2006-C	June 2013	-	247,500	-	14,873	-
CPS 2006-D	August 2013	-	220,000	-	15,716	-
CPS 2007-A	November 2013	-	290,000	-	34,312	-
CPS 2007-TFC	December 2013	-	113,293	-	7,771	-
CPS 2007-B	January 2014	-	314,999	-	40,916	-
CPS 2007-C	May 2014	18,323	327,499	26,803	52,723	7.31%
CPS 2008-A	October 2014	26,428	310,359	46,611	77,284	8.68%
Page Five Funding	January 2018	25,779	9,174	24,582	36,701	9.45%
CPS 2011-A	April 2018	58,355	100,364	55,229	75,625	4.02%
CPS 2011-B	September 2018	81,551	109,936	76,863	101,268	4.54%
CPS 2011-C	March 2019	98,417	119,400	94,798	119,272	4.97%
CPS 2012-A	June 2019	120,572	155,000	116,809	-	3.51%
CPS 2012-B	September 2019	135,415	141,500	132,701	-	3.04%
CPS 2012-C	December 2019	103,169	147,000	147,000	-	2.34%
		$668,009	$2,863,524	$721,396	$583,065
_________________
(1)
The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $76.9 million in 2012, $255.9 million in 2013, $176.9 million in 2014, $125.3 million in 2015, $66.6 million in 2016 and $19.8 million in 2017.

All of the secu

ritization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $39.2 million, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by a third party financial institution.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels.  In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of September 30, 2012, restricted cash under the various agreements totaled approximately $107.2 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(5) Debt

The terms and amounts of our other debt outstanding at September 30, 2012 and December 31, 2011 are summarized below:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Amount Outstanding at
			September 30,	December 31,
			2012	2011
			(In thousands)
Description	Interest Rate	Maturity

Residual interest financing	12.875% over one month Libor	September 2013	$13,773	$21,884

Senior secured debt, related party	14.00%	February 2012	-	5,000
	14.00%	June 2012	-	1,200
	14.00%	October 2012	5,000	5,000
	16.00%	December 2013	49,452	47,144

Subordinated renewable notes	Weighted average rate of 14.5% and 14.6% at September 30, 2012 and December 31, 2011, respectively	Weighted average maturity of March 2015 and August 2014 at September 30, 2012 and December 31, 2011, respectively	21,525	20,750

Debt secured by receivables measured at fair value	8.00%	Repayment is based on payments from underlying receivables. Final payment is expected in July 2013	76,630	166,828

			$166,380	$267,806

(6) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Interest on Finance Receivables	$44,808	$29,805	$126,029	$85,349
Residual interest income	-	205	458	600
Other interest income	245	226	723	683
Interest income	$45,053	$30,236	$127,210	$86,632

The following table presents the components of interest expense:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Securitization trust debt	$9,398	$10,238	$28,557	$33,579
Warehouse debt	2,179	2,829	5,243	7,925
Senior secured debt, related party	3,077	3,153	9,873	9,001
Debt secured by receivables at fair value	3,275	985	13,362	985
Residual interest debt	731	1,029	2,125	3,553
Subordinated debt	900	777	2,536	2,334
	$19,560	$19,011	$61,696	$57,377

(7) Earnings (Loss) Per Share

Earnings (loss) per share for the three-month and nine-month periods ended September 30, 2012 and 2011 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during
the period used to compute basic earnings (loss) per share	19,495	19,821	19,406	18,794
Incremental common shares attributable to exercise of
outstanding options and warrants	6,200	-	4,620	-
Weighted average number of common shares used to compute
diluted earnings (loss) per share	25,695	19,821	24,026	18,794

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We have estimated a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely. Our net deferred tax asset of $15.0 million as of September 30, 2012 is net of a valuation allowance of $59.9 million.

On a quarterly basis, we determine whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. We establish a valuation allowance when it is more likely than not that a recorded tax benefit will not be realized. The expense to create the valuation allowance is recorded as additional income tax expense in the period the valuation allowance is established. During the first nine months of 2012, we decreased our valuation allowance by $1.8 million, which was offset by the decrease in our gross deferred tax assets, resulting in no change to the deferred tax assets and no income tax expense for the period.

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

(9) Legal Proceedings

Griffith Litigation.   We were named as defendant in a putative class action brought in federal district court in Chicago, Illinois.  In June 2012 the court gave final approval to a settlement agreed to between us and the plaintiffs, pursuant to which (i) a class was certified for settlement purposes only, and (ii) we agreed to pay a fixed amount of plaintiff attorney fees and also make payments against claims made by members of the class, the amount of which would depend on class members’ responses to our notice of the settlement. As of September 30, 2012 all amounts payable pursuant to the settlement have been paid, and the matter is fully and finally settled. The amount paid had been recorded as a liability as of June 30, 2012.

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

On April 6, 2011, that adversary action was dismissed, pursuant to an agreement between us and the representative of creditors in the Stanwich bankruptcy.  Under that agreement, CPS has paid the bankruptcy estate $800,000 and abandoned its claims against the estate, and the estate has abandoned its adversary action against Mr. Pardee.  The entire payment in this matter was included in our legal contingency liability as of December 31, 2010.  With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved, without his incurring any liability.  Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred.  The stay in the action against us in Rhode Island has been lifted, and we expect that the Court will set a trial date for spring 2013.

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

We have recorded a liability as of September 30, 2012 that we believe represents an appropriate allowance for legal contingencies, including those described above. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position.

(10) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger.  We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and nine-month periods ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$-	$-	$-	$-
Interest Cost	220	228	660	684
Expected return on assets	(234)	(237)	(702)	(711)
Amortization of transition (asset)/obligation	-	-	-	-
Amortization of net (gain) / loss	157	112	471	336
Net periodic cost (benefit)	$143	$103	$429	$309

We contributed $1.2 million to the Plan during the nine-month period ended September 30, 2012 and we anticipate making contributions in the amount of $258,000 for the remainder of 2012.

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

At the time of issuance, five warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contained features that make them subject to derivative accounting. We valued these warrants using a binomial valuation model using a weighted average volatility assumption of 41%, weighted average term of 8 years and a risk free rate of 3.3%.  On March 29, 2012 we agreed with the holders to amend three of the five warrants to remove the price reset features that resulted in derivative accounting.  On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above.  The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts payable to Common stock.  On June 25, 2012 we agreed with the holder to amend one other warrant that contained the “down round,” or price reset, features to remove those specific price reset terms.  The $250,000 aggregate value of this amended warrant was reclassified from Accounts payable to Common Stock on the date of the amendment. The remaining warrant subject to derivative accounting has not been amended, was valued at September 30, 2012 at $95,000, and is classified as a liability on our consolidated balance sheet as of September 30, 2012.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes.  In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value.  We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy.  The residual interest in such securitization is $4.9 million as of September 30, 2012 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses.  We use a discount rate of 20% per annum and a cumulative net loss rate of 13%. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions. No gain or loss was recorded as a result of the re-securitization transaction described above.

Repossessed vehicle inventory, which is included in Other assets on our balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2012, the finance receivables related to the repossessed vehicles in inventory totaled $9.6 million. We have applied a valuation adjustment of $4.9 million, which is based on a recovery rate of 50%, resulting in an estimated fair value and carrying amount of $4.7 million.

We have no level 3 assets that are measured at fair value on a non-recurring basis.  The table below presents a reconciliation for level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Residual Interest in Securitizations:
Balance at beginning of period	$4,850	$4,048	$4,414	$3,841
Cash paid (received) during period	45	-	23	-
Included in earnings	-	171	458	378
Balance at end of period	$4,895	$4,219	$4,895	$4,219

Warrant Derivative Liability:
Balance at beginning of period	$51	$1,595	$967	$1,639
Included in earnings	44	(350)	435	(394)
Reclassification to equity	-	-	(1,307)	-
Balance at end of period	$95	$1,245	$95	$1,245

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$102,366	$-	$160,253	$-
Acquisitions	-	199,554		199,554
Payments on finance receivables at fair value	(22,449)	(6,886)	(86,556)	(6,886)
Charge-offs on finance receivables at fair value	(1,259)	-	(5,309)	-
Discount accretion	1,870	(50)	7,272	(50)
Mark to fair value	(3,044)	-	1,824	-
Balance at end of period	$77,484	$192,618	$77,484	$192,618

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$104,662	$-	$166,828	$-
New issuances	-	196,473		196,473
Principal payments on debt at fair value	(26,902)	-	(97,703)	-
Premium accretion	1,687	240	5,552	240
Mark to fair value	(2,817)	-	1,953	-
Balance at end of period	76,630	196,713	76,630	196,713
Reduction for principal payments collected and payable	(7,002)	(8,313)	(7,002)	(8,313)
Adjusted balance at end of period	$69,628	$188,400	$69,628	$188,400

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	September 30, 2012		December 31, 2011
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)		(In thousands)

Fireside receivables portfolio	$80,306	$77,484	$172,167	$160,253

Debt secured by Fireside receivables portfolio	62,621	76,630	162,812	166,828

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of September 30, 2012 and December 31, 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at September 30, 2012 and December 31, 2011, were as follows:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2012
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,468	$10,468	$-	$-	$10,468
Restricted cash and equivalents	107,240	107,240	-	-	107,240
Finance receivables, net	670,150	-	-	671,022	671,022
Finance receivables measured at fair value	77,484	-	-	77,484	77,484
Residual interest in securitizations	4,895	-	-	4,895	4,895
Accrued interest receivable	8,819	-	-	8,819	8,819
Liabilities:
Warrant derivative liability	$95	$-	$-	$95	$95
Warehouse lines of credit	20,398	-	-	20,398	20,398
Accrued interest payable	2,748	-	-	2,748	2,748
Residual interest financing	13,773	-	-	13,773	13,773
Securitization trust debt	721,396	-	-	743,878	743,878
Debt secured by receivables measured at fair value	76,630	-	-	76,630	76,630
Senior secured debt	54,452	-	-	54,452	54,452
Subordinated renewable notes	21,525	-	-	21,525	21,525

	As of December 31, 2011
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,094	$10,094	$-	$-	$10,094
Restricted cash and equivalents	159,228	159,228	-	-	159,228
Finance receivables, net	506,279	-	-	506,647	506,647
Finance receivables measured at fair value	160,253	-	-	160,253	160,253
Residual interest in securitizations	4,414	-	-	4,414	4,414
Accrued interest receivable	6,432	-	-	6,432	6,432
Liabilities:
Warrant derivative liability	$967	$-	$-	$967	$967
Warehouse lines of credit	25,393	-	-	25,393	25,393
Accrued interest payable	1,239	-	-	1,239	1,239
Residual interest financing	21,884	-	-	21,884	21,884
Securitization trust debt	583,065	-	-	594,224	594,224
Debt secured by receivables measured at fair value	166,828	-	-	166,828	166,828
Senior secured debt	58,344	-	-	58,344	58,344
Subordinated renewable notes	20,750	-	-	20,750	20,750

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain qualitative information about our level 3 fair value measurements:

Financial Instrument	Fair Values as of				Inputs as of
	September 30,	December 31,			September 30,	December 31,
	2012	2011	Valuation Techniques	Unobservable Inputs	2012	2011
	(In thousands)
Assets:

Finance receivables measured at fair value	$77,484	$160,253	Discounted cash flows	Discount rate	20.4%	20.4%
				Cumulative net losses	5.5%	5.5%
				Monthly average prepayments	0.5%	0.5%

Residual interest in securitizations	4,895	4,414	Discounted cash flows	Discount rate	20.0%	20.0%
				Cumulative net losses	13.5%	13.0%
				Monthly average prepayments	0.5%	0.5%

Liabilities:
Warrant derivative liability	$95	$967	Binomial	Stock price	$3.00 / sh	$.89 / sh
				Volatility	40.0%	38.9%
				Risk free rate	1.3%	1.3% -- 1.7%

Debt secured by receivables measured at fair value	76,630	166,828	Discounted cash flows	Discount rate	16.2%	16.2%

[

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12) Liquidity, Results of Operations and Management’s Plans

  Our business requires substantial cash to support our purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from operating activities, including proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitized pools of automobile contracts in which we have retained a residual ownership interest and from the spread account associated with such pools. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread account and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to acquire and borrow against automobile contracts.

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving credit facilities.

The acquisition of automobile contracts for subsequent financing in securitization transactions, and the need to fund spread accounts and initial overcollateralization, if any, and increase credit enhancement levels when those transactions take place, results in a continuing need for capital. The amount of capital required is most heavily dependent on the rate of our automobile contract purchases, the required level of initial credit enhancement in securitizations, and the extent to which the previously established trusts and their related spread accounts either release cash to us or capture cash from collections on securitized automobile contracts. Of those, the factor most subject to our control is the rate at which we purchase automobile contracts.

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of September 30, 2012, we had unrestricted cash of $10.5 million.  We had $100.0 million available under the Page Six Funding credit facility and $79.6 million available under the Page Eight Funding credit facility (all of our credit facilities require eligible collateral for advances).  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations.  While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to us of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the insurers to require the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related trusts will continue to generate sufficient cash.   Moreover, most of our spread account balances are pledged as collateral to our residual interest financing.  As such, most of the current

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
releases of cash from our securitization trusts would be directed to pay the obligations of our residual interest financing if certain pool performance measures are not met.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2012, we had approximately $908.2 million of debt outstanding. Such debt consisted primarily of $721.4 million of securitization trust debt, $76.6 million in debt secured by receivables measured at fair value (Fireside Bank portfolio acquisition debt), $20.4 million in warehouse lines of credit, $13.8 million of residual interest financing, $54.5 million of senior secured related party debt and $21.5 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

As of September 30, 2012 we have a shareholders’ deficit of $7.5 million and our recent operating results include net losses of $14.5 million and $33.8 million in 2011 and 2010, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our operating losses in 2008 through 2011.

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2012, we have purchased a total of approximately $9.5 billion of automobile contracts from dealers.  In addition, we obtained a total of approximately $842.0 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011.  In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities.  Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below.  However, since October 2009 we have gradually increased contract purchases resulting in aggregate purchases of $284.2 million in 2011, compared to $113.0 million in 2010 and $8.6 million in 2009.  In September 2011 we purchased a $217.8 million portfolio of automobile contracts from Fireside Bank, a subsidiary of Kemper Corporation.  During the nine months ended September 30, 2012 we purchased $400.1 million of contracts compared to $192.0 million in the nine months ended September 30, 2011.  Our total managed portfolio was $844.9 million at September 30, 2012, compared to $827.8 million at September 30, 2011.  This increase is a result of our increased purchases of new contracts from dealers.

We are headquartered in Irvine, California, where most operational and administrative functions are centralized.  Credit and underwriting functions are performed in our California headquarters with certain of these functions also performed in our Florida branch. We service our automobile contracts from our California headquarters and our branches in Virginia, Florida and Illinois.

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

Securitization and Warehouse Credit Facilities

Throughout the period for which information is presented in this report, we have purchased automobile contracts with the intention of financing them on a long-term basis through securitizations, and on an interim basis through warehouse credit facilities.  All such financings have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to one of our special-purpose subsidiaries, and issuance of asset-backed securities or loans to fund the transactions. Depending on the structure, these transactions may properly be accounted for under generally accepted accounting principles as sales of the automobile contracts or as secured financings.

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

Since the third quarter of 2003, we have conducted 30 term securitizations. Of these 30, 24 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased under our TFC program and acquired in a bulk purchase. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations.  Since July 2003 all such securitizations have been structured as secured financings, except our September 2008 and September 2010 securitizations.  These transactions were in substance sales of the underlying receivables and were treated as sales for financial accounting purposes.

Our September 2012 securitization included a pre-funding feature in which a portion of the receivables to be pledged to the securitization trust were not scheduled to be delivered to the trust until after the initial closing.  As a result, our restricted cash balance at September 30, 2012 included $41.7 million from the proceeds of the sale of the securitization notes that were held by the trustee pending delivery of the remaining receivables.  In October 2012, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 56 term securitizations of approximately $7.5 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two in 2008, one in 2010, three in 2011and three so far in 2012. From July 2003 through April 2008 all of our securitizations were structured as secured financings.  The second of our two securitization transactions in 2008 (completed in September 2008) and our securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes. During 2011, we completed three securitizations of approximately $335.6 million, representing our first securitizations of newly originated contracts since April 2008.  In March 2012, we completed a $155.0 million securitization that included $117.8 million in newly originated contracts and $37.2 million in seasoned contracts that were called from earlier securitizations.  In June 2012 we completed a securitization of $141.5 million in newly originated contracts, and in September 2012, we completed a $147.0 million securitization that included $136.7 million in newly originated contracts and $10.3 million in seasoned contracts that were called from earlier securitizations.    All of the 2011 and 2012 securitizations were structured as secured financings.

From the fourth quarter of 2007 through the end of 2009, however, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees.  The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have gradually increased our contract purchases by utilizing one $50 million revolving credit facility that we established in September 2009 and another $50 million term funding facility that we established in March 2010.  In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization.  By doing so we were able to pay off the bonds associated with the September 2008 transaction and issue rated bonds with a significantly lower weighted average coupon.  The September 2010 transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty.  More recently, we increased our short-term funding capacity by $200 million with the establishment of a $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011.  The September 2009 revolving facility terminated in September 2011, and the March 2010 term facility was fully utilized by December 2010.  In February 2012, we amended the February 2011 facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.  In May 2012, the revolving period of the February 2011 facility expired by its terms and we entered into a new $100 million credit facility with a different lender.  Our current maximum revolving warehouse financing capacity is $200 million.  Since the beginning of 2011, we have completed six securitizations of approximately $779.1million in receivables.  Despite the improvements we have seen in the capital markets, if the trend of improvement in the markets for asset-backed securities should reverse, or if we should be unable to obtain additional credit facilities or to complete additional term securitizations, we may curtail or cease our purchases of new automobile contracts, which could lead to a material adverse effect on our operations.

The downturn in economic conditions and the capital markets that began in the fourth quarter of 2007 negatively affected many aspects of our industry.  First, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables, as compared to 2007 and earlier.  During 2010, however, we observed that yield requirements for investors that purchase securities backed by consumer finance receivables, including sub-prime automobile receivables, decreased significantly and approached pre-2008 levels, albeit with significantly fewer transactions in the market.  Second, there have been fewer lenders who provide short-term warehouse credit facilities for sub-prime automobile finance companies due to more uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities than before 2008.  Many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry have withdrawn from the industry, or in some cases, have ceased to do business.  These developments resulted in our incurring higher interest costs for receivables we financed in 2009 and 2010 compared to pre-2008 levels.  However, since December 2010 we have had access to warehouse credit lines with significantly lower costs of funds than the facilities we used in 2009 and 2010.  Finally, broad economic weakness and high levels of unemployment from 2008 onward have made many of our customers less willing or able to pay, resulting in higher than expected delinquencies, charge-offs and losses for contracts we purchased prior to 2009.  Each of these factors has adversely affected our results of operations.  Should existing economic conditions worsen, both our ability to purchase new contracts and the performance of our existing managed portfolio may be impaired, which, in turn, could have a further material adverse effect on our results of operations.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2012 we were in compliance with all such covenants.  In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2012 with the three months ended September 30, 2011

Revenues.  During the three months ended September 30, 2012, revenues were $47.9 million, an increase of $14.1 million, or 41.7%, from the prior year revenue of $33.8 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended September 30, 2012 increased $14.8 million, or 49.0%, to $45.1 million from $30.2 million in the prior year. The primary reasons for the increase in interest income are the September 2011 acquisition of the $217.8 million Fireside Bank portfolio and the increase in finance receivables held by consolidated subsidiaries, which increased from $734.8 million at September 30, 2011 to $807.1 million at September 30, 2012.  The table below shows the average balances of our portfolio held by consolidated subsidiaries for the three months ended September 2012 and 2011:

	Average Balances for the Three Months Ended
	September 30, 2012	September 30, 2011
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$702.6	$521.4
Fireside	87.7	70.3
Total	$790.3	$591.7

Servicing fees totaling $502,000 in the three months ended September 30, 2012 decreased $484,000, or 49.1%, from $986,000 in the prior year.  The decrease in servicing fees is due to the amortization and resulting decrease in the principal balance of the two portfolios on which we earn base servicing fees.  We earned base servicing fees on our September 2010 term securitization transaction (a re-securitization of the remaining receivables from the September 2008 securitization, treated as a sale for financial accounting purposes) and on a portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.  As of September 30, 2012 and 2011, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2012		September 30, 2011

	Amount (1)	%(2)	Amount (1)	%(2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$726.8	86.0%	$523.9	63.3%
Fireside	80.3	9.5%	210.9	25.5%
Owned by Non-Consolidated Subsidiaries	22.4	2.7%	51.7	6.2%
Third-Party Servicing Portfolios	15.4	1.8%	41.3	5.0%
Total	$844.9	100.0%	$827.8	100.0%

(1) Contractual balances.
(2) Percentages may not add up to 100% due to rounding.

At September 30, 2012, we were generating income and fees on a managed portfolio with an outstanding principal balance of $844.9 million (this amount includes $22.4 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $15.4 million of automobile contracts on which we earn servicing fees and own a note collateralized by such contracts), compared to a managed portfolio with an outstanding principal balance of $827.8 million as of September 30, 2011. At September 30, 2012 and 2011, the managed portfolio composition was as follows:

	September 30, 2012		September 30, 2011

	Amount (1)	%(2)	Amount (1)	%(2)
Originating Entity	($ in millions)
CPS	$748.8	88.6%	$572.5	69.2%
Fireside	80.3	9.5%	210.9	25.5%
TFC	0.4	0.0%	3.1	0.4%
Third Party Portfolio	15.4	1.8%	41.3	5.0%
Total	$844.9	100.0%	$827.8	100.0%

(1) Contractual balances.
(2) Percentages may not add up to 100% due to rounding.

Other income decreased by $228,000, or 8.8%, to $2.4 million in the three months ended September 30, 2012 from $2.6 million during the prior year.  This decrease is the combination of   a $227,000 mark down of the fair value of the receivables and debt associated with the Fireside Bank portfolio acquisition, decreases in sales tax refunds of $17,000, and a decrease of $54,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation.   These decreases in other income were partially offset by an increase of $31,000 in income from direct mail and other related products and services that we offer to our dealers and an increase of $37,000 in remittances from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs and general and administrative expenses.  Provision for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during the 12-month trailing period and by the outstanding balance of finance receivables held by consolidated subsidiaries.  Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income (loss) include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $45.2 million for the three months ended September 30, 2012, compared to $37.9 million for the prior year, an increase of $7.3 million, or 19.4%. The increase is primarily due to the increase in the amount of new contracts we purchased, the related provision for credit losses and the increased costs to service our growing total managed portfolio.

Employee costs increased by $474,000 or 5.7%, to $8.7 million during the three months ended September 30, 2012, representing 19.3% of total operating expenses, from $8.3 million for the prior year, or 21.8% of total operating expenses.  During 2008 and most of 2009, we reduced staff through attrition and reductions in force as a result of the uncertainty in the capital markets and the related limited access to financing for new contract purchases.  Since October 2009, however, as we have gradually acquired new financing facilities and increased our new contract purchases, we have added employees in our Originations and Marketing departments.  These additions have offset reductions in our Servicing department staff that have been necessary as our total managed portfolio decreased until September 2011.  In September 2011, we hired approximately 65 new Servicing department employees in connection with our acquisition of the Fireside portfolio.  At September 30, 2012 we had 530 employees, compared to 525 employees as of September 30, 2011.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $3.7 million, an increase of 12.3%, compared to the previous year and represented 8.2% of total operating expenses.

Interest expense for the three months ended September 30, 2012 increased by $549,000 to $19.6 million, or 2.9%, compared to $19.0 million in the previous year.  In September 2011 we established a credit facility exclusively for the acquisition of the Fireside Bank portfolio.  For the three months ended September 30, 2012 we incurred $3.3 million in interest expense on the Fireside Bank related debt. Interest on securitization trust debt decreased by $1.9 million in the three months ended September 30, 2012 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $47,000.  Interest expense on residual interest financing decreased $298,000 in the three months ended September 30, 2012 compared to the prior year as a result of continued principal amortization.  Interest expense on warehouse debt decreased by $1.0 million for the three months ended September 30, 2012 compared to the prior year. Since December 2011 our securitizations have included pre-funding mechanisms which have allowed us to reduce our borrowings under our warehouse credit facilities in the current period compared to the prior year. The interest expense related to the value of outstanding derivative warrants resulted in an increase of $44,000 in interest expense.

Provision for credit losses was $9.5 million for the three months ended September 30, 2012, an increase of $5.5 million, or 137.7% compared to the prior year and represented 20.9% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated.  The increase in provision expense is the result of the increase in our contract purchases during the last year and the size of the portfolio owned by our consolidated subsidiaries.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.  Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products.  Marketing expenses increased by $562,000, or 24.0%, to $2.9 million during the three months ended September 30, 2012, compared to $2.3 million in the prior year period, and represented 6.4% of total operating expenses.  For the three months ended September 30, 2012, we purchased 9,367 contracts representing $143.1million in receivables in the current period compared to 5,072 contracts representing $81.1 million in receivables in the prior year.

Occupancy expenses decreased by $88,000 or 10.4%, to $723,000 compared to $811,000 in the previous year and represented 1.6% of total operating expenses.

Depreciation and amortization expenses decreased by $52,000 or 30.6%, to $118,000 compared to $169,000 in the previous year and represented 0.3% of total operating expenses.

For the three months ended September 30, 2012, we recorded no net tax expense and reduced our valuation allowance for our deferred tax assets by $1.1 million.  As of September 30, 2012, our net deferred tax asset of $15.0 million is net of a valuation allowance of $59.9 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Comparison of Operating Results for the nine months ended September 30, 2012 with the nine months ended September 30, 2011

Revenues.  During the nine months ended September 30, 2012, revenues were $136.6 million, an increase of $39.2 million, or 40.3%, from the prior year revenue of $97.4 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the nine months ended September 30, 2012 increased $40.6 million, or 46.8%, to $127.2 million from $86.6 million in the prior year. The primary reasons for the increase in interest income are the September 2011 acquisition of the $217.8 million Fireside Bank portfolio and the increase in finance receivables held by consolidated subsidiaries, which increased from $734.8 million at September 30, 2011 to $807.1 million at September 30, 2012.  The table below shows the average balances of our portfolio held by consolidated subsidiaries for the nine months ended September 2012 and 2011:

	Average Balances for the Nine Months Ended
	September 30, 2012	September 30, 2011
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$634.6	$483.9
Fireside	115.8	70.3
Total	$750.4	$554.2

Servicing fees totaling $1.9 million in the nine months ended September 30, 2012 decreased $1.6 million, or 46.3%, from $3.5 million in the prior year.  The decrease in servicing fees is due to the amortization and resulting decrease in the principal balance of the two portfolios on which we earn base servicing fees.  We earned base servicing fees on our September 2010 term securitization transaction (a re-securitization of the remaining receivables from the September 2008 securitization, treated as a sale for financial accounting purposes) and on a portfolio of sub-prime automobile receivables owned by a bankruptcy remote subsidiary of CompuCredit Corporation.

Other income increased by $280,000, or 3.9%, to $7.5 million in the nine months ended September 30, 2012 from $7.2 million during the prior year.  This increase is the combination of an increase of $534,000 in income from direct mail and other related products and services that we offer to our dealers and an increase of $169,000 in remittances from third-party providers of convenience fees paid by our customers for web based and other electronic payments.    These increases in other income were partially offset by decreases in sales tax refunds of $136,000, a $129,000 mark down of the fair value of the receivables and debt associated with the Fireside Bank portfolio acquisition and a decrease of $157,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation.

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs and general and administrative expenses.  Provision for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during the 12-month trailing period and by the outstanding balance of finance receivables held by consolidated subsidiaries.  Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income (loss) include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

Total operating expenses were $132.0 million for the nine months ended September 30, 2012, compared to $112.1 million for the prior year, an increase of $20.0 million, or 17.8%. The increase is primarily due to the increase in the amount of new contracts we purchased, the related provision for credit losses and the increased costs to service our growing total managed portfolio.

Employee costs increased by $2.5 million or 10.9%, to $25.9 million during the nine months ended September 30, 2012, representing 19.6% of total operating expenses, from $23.3 million for the prior year, or 20.8% of total operating expenses.  During 2008 and most of 2009, we reduced staff through attrition and reductions in force as a result of the uncertainty in the capital markets and the related limited access to financing for new contract purchases.  Since October 2009, however, as we have gradually acquired new financing facilities and increased our new contract purchases, we have added employees in our Originations and Marketing departments.  These additions have offset reductions in our Servicing department staff that have been necessary as our total managed portfolio decreased until September 2011.  In September 2011, we hired approximately 65 new Servicing department employees in connection with our acquisition of the Fireside portfolio.  At September 30, 2012 we had 530 employees, compared to 525 employees as of September 30, 2011.

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications.  General and administrative expenses were $11.8 million, an increase of 10.0%, compared to the previous year and represented 8.9% of total operating expenses.

Interest expense for the nine months ended September 30, 2012 increased by $4.3 million to $61.7 million, or 7.5%, compared to $57.4 million in the previous year.  In September 2011 we established a credit facility exclusively for the acquisition of the Fireside Bank portfolio.  For the nine months ended September 30, 2012 we incurred $13.4million in interest expense on the Fireside Bank related debt. Interest on securitization trust debt decreased by $6.1 million in the nine months ended September 30, 2012 compared to the prior year.  Interest expense on senior secured and subordinated debt increased by $636,000.  Interest expense on residual interest financing decreased $1.4 million in the nine months ended September 30, 2012 compared to the prior year as a result of continued principal amortization.  Interest expense on warehouse debt decreased by $3.0 million for the nine months ended September 30, 2012 compared to the prior year. Since December 2011 our securitizations have included pre-funding mechanisms which have allowed us to reduce our borrowings under our warehouse facilities in the current period compared to the prior year.  The interest expense related to the value of outstanding derivative warrants resulted in an increase of $836,000 in interest expense.

Provision for credit losses was $22.0 million for the nine months ended September 30, 2012, an increase of $10.0 million, or 82.9% compared to the prior year and represented 16.7% of total operating expenses.  The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated.  The increase in provision expense is the result of the increase in our contract purchases during the last year and the size of the portfolio owned by our consolidated subsidiaries.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives.   Our marketing representatives earn a salary plus commissions based on our volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products.  Marketing expenses increased by $2.3 million, or

40.0%, to $8.1 million, during the nine months ended September 30, 2012 compared to $5.8 million in the prior year period, and represented 6.1% of total operating expenses.  For the nine months ended September 30, 2012, we purchased 26,180 contracts representing $400.1 million in receivables compared to 12,270 contracts representing $192.0 million in receivables in the prior year.

Occupancy expenses decreased by $164,000 or 7.0%, to $2.2 million compared to $2.3 million in the previous year and represented 1.6% of total operating expenses.

Depreciation and amortization expenses decreased by $94,000 or 19.0%, to $401,000 compared to $495,000 in the previous year and represented 0.2% of total operating expenses.

For the nine months ended September 30, 2012, we recorded no net tax expense and reduced our valuation allowance for our deferred tax assets by $1.8 million.  As of September 30, 2012, our net deferred tax asset of $15.0 million is net of a valuation allowance of $59.9 million.  We have considered the circumstances that may affect the ultimate realization of our deferred tax assets and have concluded that the valuation allowance is appropriate at this time.  However, if future events change our expected realization of our deferred tax assets, we may be required to increase the valuation allowance against that asset in the future.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time.   Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease.  The weighted average seasoning of our portfolio represented in the tables below (excluding the Fireside portfolio) was 19 months, 34 months and 27 months as of September 30, 2012, September 30, 2011, and December 31, 2011, respectively.   The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing and owned as of the respective dates shown. The tables do not include the experience of third party servicing portfolios.

	Delinquency Experience (1) Total Owned Portfolio Excluding Fireside
	September 30, 2012		September 30, 2011
	Number of		Number of
	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	71,462	$749,131	70,905	$575,578
Period of delinquency (2)
31-60 days	2,234	14,694	1,931	10,954
61-90 days	969	6,718	1,109	7,015
91+ days	491	2,957	1,109	7,259
Total delinquencies (2)	3,694	24,369	4,149	25,228
Amount in repossession (3)	1,633	9,997	2,171	10,492
Total delinquencies and amount in repossession (2)	5,327	$34,366	6,320	$35,720

Delinquencies as a percentage of gross servicing portfolio	5.2%	3.3%	5.9%	4.4%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	7.5%	4.6%	8.9%	6.2%

Extension Experience
Contracts with one extension, accruing	9,263	$63,338	13,583	$88,318
Contracts with two or more
extensions, accruing	8,891	44,754	11,090	76,662
	18,154	108,092	24,673	164,980

Contracts with one extension, non-accrual	563	3,340	1,093	5,835
Contracts with two or more
extensions, non-accrual	862	3,931	1,781	10,375
	1,425	7,271	2,874	16,210

Total contracts with extensions	19,579	$115,363	27,547	$181,190

Delinquency Experience (1)
Fireside Portfolio

	September 30, 2012		September 30, 2011		December 31, 2011
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount

Delinquency Experience
Gross servicing portfolio (1)	18,529	$80,314	38,580	$211,045	33,256	$172,248
Period of delinquency (2)
31-60 days	566	2,047	2,188	11,132	1,088	4,872
61-90 days	221	758	538	2,460	420	1,767
91+ days	140	430	232	1,178	261	903
Total delinquencies (2)	927	3,235	2,958	14,770	1,769	7,542
Amount in repossession (3)	181	866	130	990	226	1,481
Total delinquencies and amount in repossession (2)	1,108	$4,101	3,088	$15,760	1,995	$9,023

Delinquencies as a percentage of gross servicing portfolio	5.0%	4.0%	7.7%	7.0%	5.3%	4.4%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	6.0%	5.1%	8.0%	7.5%	6.0%	5.2%

Extension Experience
Contracts with one extension, accruing	3,062	$16,189	32	$227	724	$4,462
Contracts with two or more
extensions, accruing	53	279	-	-	2	8
	3,115	16,468	32	227	726	4,470

Contracts with one extension, non-accrual	142	750	-	-	3	25
Contracts with two or more
extensions, non-accrual	2	11	-	-	-	-
	144	761	-	-	3	25

Total contracts with extensions	3,259	$17,229	32	$227	729	$4,495

Delinquency Experience (1)
Total Owned Portfolio

	September 30, 2012		September 30, 2011		December 31, 2011
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	89,991	$829,445	109,485	$786,623	103,021	$761,241
Period of delinquency (2)
31-60 days	2,800	16,741	4,119	22,086	3,139	15,581
61-90 days	1,190	7,476	1,647	9,475	1,458	8,338
91+ days	631	3,387	1,341	8,437	1,862	9,811
Total delinquencies (2)	4,621	27,604	7,107	39,998	6,459	33,730
Amount in repossession (3)	1,817	10,863	2,301	11,482	2,444	11,578
Total delinquencies and amount in repossession (2)	6,438	$38,467	9,408	$51,480	8,903	$45,308

Delinquencies as a percentage of gross servicing portfolio	5.1%	3.3%	6.5%	5.1%	6.3%	4.4%

Total delinquencies and amount in repossession as
a percentage of gross servicing portfolio	7.2%	4.6%	8.6%	6.5%	8.6%	6.0%

Extension Experience
Contracts with one extension, accruing	12,325	$79,527	13,615	$88,545	16,151	$124,066
Contracts with two or more
extensions, accruing	8,944	45,033	11,090	76,662	11,307	91,310
	21,269	124,560	24,705	165,207	27,458	215,376

Contracts with one extension, non-accrual	705	4,090	1,093	5,835	1,598	11,138
Contracts with two or more
extensions, non-accrual	864	3,941	1,781	10,375	1,919	14,327
	1,569	8,031	2,874	16,210	3,517	25,465
	22,838	$132,591	27,579	$181,417	30,975	$240,841
____________________________________
(1) All amounts and percentages are based on the amount remaining to be repaid on each automobile contract, including, for pre-computed automobile contracts, any unearned interest. The information in the table represents the gross principal amount of all automobile contracts we have purchased, including automobile contracts subsequently sold to or financed in securitization transactions that we continue to service.
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
(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1) (3)
Total Owned Portfolio Excluding Fireside

	September 30	September 30	December 31,
	2012	2011	2011
	(Dollars in thousands)
Average servicing portfolio outstanding	$665,043	$619,385	$597,546
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	3.3%	6.6%	5.8%

Net Charge-Off Experience (1) (3)
Fireside Portfolio

	September	September	December 31,
	2012	2011	2011
	(Dollars in thousands)
Average servicing portfolio outstanding	$115,826	n/a	$191,289
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	4.2%	n/a	5.1%

Net Charge-Off Experience (1) (3)
Total Owned Portfolio Including Fireside

	September	September	December 31,
	2012	2011	2011
	(Dollars in thousands)
Average servicing portfolio outstanding	$780,869	$619,385	$661,315
Annualized net charge-offs as a percentage of
average servicing portfolio (2)	3.5%	6.6%	5.2%
_________________________
(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.
(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements.   September 30, 2012 and September 30, 2011 percentage represents nine months ended September 30, 2012 and September 30, 2011 annualized. December 31, 2011 represents 12 months ended December 31, 2011.
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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables.  The table below summarizes the status, as of September 30, 2012, for accounts that received extensions during 2008, 2009 and 2010 (2011 data are not included at this time due to insufficient passage of time for meaningful evaluation of results of 2011 extensions):

Period of Extension	# Extensions Granted	Active or Paid Off at Sept. 30, 2012	% Active or Paid Off at Sept. 30, 2012	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	12,462	35.0%	18,272	51.3%	4,819	13.5%	16

2009	32,004	12,679	39.6%	13,561	42.4%	5,764	18.0%	13

2010	22,593	13,795	61.1%	7,155	31.7%	1,643	7.3%	12

We view these results as a confirmation of the effectiveness of our extension program.  For the accounts receiving extensions in 2008, 2009 and 2010, 35.0%, 39.6% and 61.1%, respectively, were either paid in full or active and performing at September 30, 2012.  Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful.  For the 2008, 2009 and 2010 extensions, of the accounts that charged off, the charge off was incurred, on average, 16, 13 and 12 months, respectively, after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

  Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2011

Average number of extensions granted per month	1,476	1,374	1,417

Average number of outstanding accounts	94,248	80,061	86,282

Average monthly extensions as % of average outstandings	1.6%	1.7%	1.6%

	September 30, 2012		September 30, 2011		December 31, 2011
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)
Contracts with one extension	9,826	$ 66,679	14,676	$ 94,153	14,121	$ 85,560
Contracts with two extensions	5,321	26,249	8,217	55,903	7,720	48,619
Contracts with three extensions	3,074	15,472	3,634	24,547	3,653	22,713
Contracts with four extensions	1,181	6,004	996	6,213	1,082	6,618
Contracts with five extensions	155	842	54	374	101	665
Contracts with six extensions	23	117	-	-	15	117
	19,580	$ 115,363	27,577	$ 181,190	26,692	$ 164,292

Non-Accrual Receivables

It is not uncommon for our obligors to fall behind in their payments.  However, with the diligent efforts of our Servicing staff and systems for managing our collection efforts, we regularly work with our customers to resolve delinquencies.  Our staff is trained to employ a counseling approach to assist our customers with their cash flow management skills and help them to prioritize their payment obligations in order to avoid losing their vehicle to repossession.  Through our experience, we have learned that once a customer becomes greater than 90 days past due, it is not likely that the delinquency will be resolved and will ultimately result in a charge-off.  As a result, we do not recognize any interest income or retain on our balance sheet any accrued interest for contracts that are greater than 90 days past due.

If a contract exceeds the 90 days past due threshold at the end of one period, and then makes the necessary payments such that it becomes less than or equal to 90 days delinquent at the end of a subsequent period, it would be restored to full accrual status for our financial reporting purposes.  At the time a contract is restored to full accrual in this manner, there can be no assurance that full repayment of interest and principal will ultimately be made.  However, we monitor each obligor’s payment performance and are aware of the severity of his delinquency at any time.  The fact that the delinquency has been reduced below the 90-day threshold is a positive indicator.  Should the contract again exceed the 90-day delinquency level at the end of any reporting period, it would again be reflected as a non-accrual account.

Our policy for placing a contract on non-accrual status is independent of our policy to grant an extension.  In practice, it would be an uncommon circumstance where an extension was granted and the account remained in a non-accrual status, since the goal of the extension is to bring the contract current (or nearly current).

Liquidity and Capital Resources

Our business requires substantial cash to support our purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from operating activities, including proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitized pools of automobile contracts in which we have retained a residual ownership interest and from the spread account associated with such pools. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread account and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to acquire and borrow against automobile contracts.

Net cash provided by operating activities for the  nine-month period ended September 30, 2012 was $16.4 million compared to net cash provided by operating activities for the  nine-month period ended September 30, 2011 of $4.2 million.  Cash provided by operating activities is significantly affected by our net income, or loss, before provisions for credit losses.

Net cash used in investing activities for the nine-month period ended September 30, 2012 was $31.2 million compared to net cash used in investing activities of $137.8 million in the prior year period.  Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and reductions in restricted cash.  At December 31, 2011, our restricted cash balance included $39.7 million in spread accounts associated with three securitizations from 2006 and two from 2007.  In February 2012, we exercised our rights to purchase the outstanding receivables associated with those securitizations, resulting in a release of the related spread account balances, which were used to repay the associated bonds in full.  Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $400.9 million and $192.0 million during the first nine months of 2012 and 2011, respectively.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $15.2 million compared to $126.7 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit.  In the first nine months of 2012, we issued $443.5 million in new securitization trust debt compared to $220.1 million in the same period of 2011.  In addition, we repaid $306.5 million in securitization trust debt and $97.7 million in debt associated with the Fireside Bank portfolio in the nine months ended September 30, 2012 compared to repayments of securitization trust debt of $250.4 million in the prior year period.  In the nine months ended September 30, 2012, we made net repayments to our warehouse lines of credit of $5.0 million, compared to net repayments of $27.9 million in the prior year’s period.

We purchase automobile contracts from dealers for a cash price approximating their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving credit facilities.

In September 2009 we established a $50 million secured revolving credit facility with Fortress Credit Corp., which matured in September  2011.  The facility was structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to consolidated subsidiary Page Four Funding LLC.  The facility provided for advances up to 75% of eligible finance receivables and the loans under it accrued interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum.  As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant).  Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of such warrant from $1.44 per share to $1.40702 per share and increasing the number of shares available for purchase to 1,600,991.  In September 2011 the notes were repaid in full and the facility expired by its terms.

In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Six Funding, LLC.  The facility provided for advances up to 75% of eligible finance receivables and the loans under it accrued interest at a rate of one-month LIBOR plus 5.00% per annum, with a minimum one-month LIBOR rate of 1.5% per annum.  In September 2011 this facility was amended to increase the maximum advance rate to 82% of eligible finance receivables and the interest rate to one-month LIBOR plus 5.73%.  At September 30, 2012, there were no amounts outstanding under this facility.

On February 24, 2011, we entered into an additional $100 million two-year warehouse credit line with UBS Real Estate Securities, Inc.  The facility revolved during the first year and amortizes during the second year.   The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC.  The facility provided for effective advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at one-month LIBOR plus 6.00% per annum.  In February 2012, we amended this facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million.  Once the revolving period ended in May 2012, the interest rate increased to one-month LIBOR plus 7.00% per annum.  At September 30, 2012 there was $22,000 outstanding under this facility.

 On May 11, 2012, we entered into an additional $100 million one-year warehouse credit line with Citibank, N.A.  The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC.  The facility provides for effective advances up to 88.4% of eligible finance receivables.   The loans under the facility accrue interest at one-month LIBOR plus 6.00% per annum, with a minimum rate of 6.75% per annum.  At September 30, 2012 there was $20.4 million outstanding under this facility.

In March 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities.  Under the term funding facility, the note purchasers agreed to purchase up to $50 million in asset-backed notes through December 31, 2010, subject to collateral eligibility and other terms and conditions, through the end of 2010. The interest rate on notes outstanding was 11.00%, which could be decreased to 9.00% should the notes receive investment grade ratings from at two credit rating agencies. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017.  In connection with the establishment of this term funding facility, we paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant).  Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants.  The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase was increased to 1,611,114.  The second affected warrant related to 283,985 shares, which was increased to 285,781 shares.  In June 2011, we restructured the facility to get the senior notes rated investment grade and issued an additional $9.8 million in three tranches of new subordinated notes.  The interest rate on the senior notes was reduced to 9.25% as a result of getting the investment grade rating.  As of September 30, 2012, there was $24.6 million outstanding under the facility and no additional advances are expected to be made.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings.  The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”).  The term note was fully drawn in July 2007 and was originally due in July 2009.  As of July 2008, we had drawn $26.8 million on the revolving note.  The facility’s revolving feature expired in July 2008.  On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010.  In June 2009 we met all such conditions and extended the maturity.  In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of

$12,765,244.  The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018.  In March 2010, we paid $979,855 to repurchase the warrants to purchase 500,000 of such 2,500,000 shares.  In May 2010, we extended the maturity date from June 2010 to May 2011.  In May 2011, we extended the maturity date of the facility from May 2011 to May 2012.  In February 2012, we exchanged certain previously pledged residual interests with new, previously unpledged, residual interests and extended the maturity date to February 2013.   In September 2012, the maturity date was again extended to September 2013 and the requirement for monthly principal repayments was eliminated if certain pool performance measures are met.  As of September 30, 2012 the aggregate indebtedness under this facility was $13.8 million.

On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners (“LLCP”) purchased a $10 million five-year, fixed rate, senior secured note from us.  The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries.  In July 2008, in conjunction with the amendment of the combination term and revolving residual credit facility as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note.  Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock.  In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.  We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008.  The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share.  Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share.  Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share.  In November 2009 we sold an additional $5 million note to LLCP which was repaid in December 2010.  At that time LLCP purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes issued in 2008.  The $27.8 million note accrues interest at 16.0% and matures in December 2013.  Concurrent with the issuance of the $27.8 million note, the maturity dates of the $10 and $15 million notes were amended to December 2013.  In conjunction with the issuance of the $27.8 million note, we issued 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock.  Each share of the Series B convertible preferred stock was exchanged for 1,000 shares of our common stock on June 15, 2011.  At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively.   In March 2011, we sold an additional $5 million note to LLCP which was due in February  2012. In February 2012, we extended the maturity of this note to March 2012 when it was repaid in full.  In April 2011 we  purchased from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and financed that purchase by issuing to LLCP a new $3 million note, which was fully repaid in June 2012. In November 2011, we sold an additional $5 million note due October 2012, which was repaid in full in October 2012.  Each of these last three notes discussed accrued interest at 14% per annum.

In August 2011 we entered into a series of agreements with affiliates of Fortress Investment Group and Goldman, Sachs & Co. to finance our acquisition of the Fireside Bank portfolio, which we purchased in September  2011.   Under the agreements, our consolidated subsidiary CPS Fender Receivables, LLC borrowed $197.3 million with a maturity date of March 14, 2014.  The loan is secured by all of the finance receivables and related cash flows associated with the Fireside Bank portfolio and accrues interest at a rate of one-month LIBOR plus 7.00% per annum, with a minimum rate of 8.0% per annum.  All excess cash flow on the receivables after the payment of servicing fees, interest expense, preferred dividend and other administrative fees is used to repay the loan until paid in full and then to return our initial investment.  Thereafter all excess cash flow shall be split; the lenders will receive 80% and we will receive 20%.  At September 30, 2012, $62.6 million was outstanding under this facility.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital.  As of September 30, 2012, we had unrestricted cash of $10.5 million.  We had $100.0 million available under the Page Six Funding credit facility and $79.6 million available under the Page Eight Funding credit facility (all of our credit facilities advances require eligible collateral for advances).  Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, wherever appropriate, reducing our operating costs.  If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations.  While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; (ii) may restrict the distribution to us of excess cash flows associated with other pools; or (iii) in certain circumstances, may permit the insurers to require the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related trusts will continue to generate sufficient cash.   Moreover, most of our spread account balances are pledged as collateral to our residual interest financing.  As such, most of the current releases of cash from our securitization trusts would be directed to pay the obligations of our residual interest financing if certain pool performance measures are not met.

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2012, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

  Our plan for future operations and meeting the obligations of our financing arrangements includes returning to profitability (which we accomplished in the fourth quarter of 2011 and through the first nine months of 2012) and eliminating our shareholders’ deficit by gradually increasing the amount of our contract purchases with the goal of increasing the balance of our outstanding managed portfolio.   We have successfully increased our quarterly contract purchases during each of the first three quarters of 2012 and our outstanding managed portfolio has increased during the second and third quarters of 2012.  Our plans also include financing future contract purchases with credit facilities and term securitizations that offer a lower overall cost of funds compared to the facilities we used in 2009 and 2010.  To illustrate, in the last six months of 2009 we purchased $6.1 million in contracts and our sole credit facility had a minimum interest rate of 14.00% per annum.  By comparison, in 2010 we purchased $113.0 million in contracts and, in March 2010, entered into a $50 million term funding facility which had an interest rate of 11.00% per annum and the ability to decrease such rate to 9.00% per annum if certain conditions were met.  During 2011, we used our Page Six Funding and Page Seven Funding credit facilities to purchase $284.2 million in new contracts.  During the first nine months of 2012, we purchased $400.9 million in new contracts primarily with our Page Six Funding  and Page Eight Funding credit facilities.

More importantly, the weighted average effective coupons of our last seven term securitizations were 3.44%, 3.77%, 4.51%, 4.93%, 3.47%, 3.15% and 2.45%, respectively, and did not include financial guaranty policies.  These transactions demonstrate our ability to access the lower cost of long-term funding available in the current market environment without the financial guaranties we historically incorporated into our term securitization structures.  We expect to complete one more term securitizations in 2012.  In addition, less competition in the auto financing marketplace has resulted in better terms for our recent contract purchases compared to years before 2008.  The following table summarizes the average acquisition fees we charged dealers and the weighted average annual percentage rate on our purchased contracts for the periods shown:

	9 Months Ended Sept. 30, 2012	2011	2010	2009	2008

Average acquisition fee amount	$ 895	$ 1,155	$ 1,382	$ 1,508	$ 592
Average acquisition fee as % of amount financed	5.8%	7.4%	9.2%	11.7%	3.9%
Weighted average annual percentage interest rate	20.3%	20.1%	20.1%	19.9%	18.5%

We have and will continue to have a substantial amount of indebtedness. At September 30, 2012, we had approximately $908.2 million of debt outstanding. Such debt consisted primarily of $721.4 million of securitization trust debt, $76.6 million in debt secured by receivables measured at fair value (Fireside portfolio acquisition debt), $20.4 million in warehouse lines of credit, $13.8 million of residual interest financing, $54.5 million of senior secured related party debt and $21.5 million in subordinated notes.  We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

As of September 30, 2012 we have a shareholders’ deficit of $7.5 million and our recent operating results include net losses of $14.5 million and $33.8 million in 2011 and 2010, respectively.  We believe that our results have been materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.  Our ability to repay or refinance maturing debt may be adversely affected by prospective lenders’ consideration of our operating losses in 2008 through 2011.

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. The estimate for probable credit losses is reduced by our estimate for future recoveries on previously incurred losses.  Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. Our allowance as a percentage of finance receivables has decreased in recent years due primarily to the continued seasoning of our portfolio.  Our historical static loss data shows that, in general, incremental monthly losses increase to a peak between months 36 and 42 of the life of a static portfolio, after which such monthly incremental losses tend to decrease.  As of September 30, 2012 the weighted average age of our portfolio of finance receivables was 18 months.  In addition, receivables originated after the second quarter of 2008 have exhibited significantly better credit performance metrics than earlier portfolios at similar aging stages.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.  Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $15.0 million is more likely than not based on available tax planning strategies that could be implemented if necessary to prevent a carryforward from expiring. Our net deferred tax asset of $15.0 million is net of a valuation allowance of $59.9 million and consists of approximately $11.5 million of net U.S. federal deferred tax assets and $3.5 million of net state deferred tax assets.  The major components of the deferred tax asset are $67.0 million in net operating loss carryforwards and built in losses and $11.5 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $37.5 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

We are in a three-year cumulative pretax loss position at September 30, 2012. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset.  In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies available to us in accordance with ASC 740, “Income Taxes” that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. Our tax planning strategies include the prospective sale of certain assets such as finance receivables, residual interests in securitized finance receivables, charged off receivables and base servicing rights.  The expected proceeds for such asset sales have been estimated based on our expectation of what buyers of the assets would consider to be reasonable assumptions for net cash flows and required rates of return for each of the various asset types.  Our estimates for net cash flows and required rates of return are subjective and inherently subject to future events which may significantly affect actual net proceeds we may receive from executing our tax planning strategies.  Nevertheless, we believe such asset sales can produce significant taxable income within the relevant carryforward period. Such strategies could be implemented without significant effect on our core business or our ability to generate future growth. The costs related to the implementation of these tax strategies were considered in evaluating the amount of taxable income that could be generated in order to realize our deferred tax assets.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2012 and December 31, 2011, we had approximately $908.2 million and $876.2 million, respectively, of debt outstanding. Such debt consisted, as of December 31, 2011, primarily of $583.1 million of securitization trust debt, and also included $166.8 million in receivable financing debt at fair value, $25.4 million of warehouse indebtedness, $21.9 million of residual interest financing, $58.3 million of senior secured debt and $20.8 million owed under a subordinated notes program. At September 30, 2012, such debt consisted primarily of $721.4 million of securitization trust debt, and also included $76.6 million in receivable financing debt at fair value, $20.4 million of warehouse indebtedness, $13.8 million of residual interest financing, $54.5 million of senior secured debt, and $21.5 million owed under a subordinated notes program. Such subordinated notes may be offered to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Our profitability is largely determined by the difference, or "spread," between (i) the effective interest rate received on the automobile contracts that we purchase and (ii) the interest rates payable on the asset-backed securities issued in our securitizations (or any alternate permanent financing transactions) and, to a lesser extent, under our credit facilities. . Disruptions in the market for asset-backed securities in the years 2008, 2009 and 2010 resulted in our paying higher interest rates than previously.  While such disruptions appear to have eased, there can be no assurance that the interest rates that we will be required to pay in the future will not increase.

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

To mitigate, but not eliminate, the short-term risk relating to interest rates payable by us under the warehouse facilities, we have generally held automobile contracts in the warehouse credit facilities for less than four months. The disruptions in the market for asset-backed securities caused us to lengthen that period during 2008, 2009 and 2010, which has reduced the effectiveness of this mitigation strategy. With our improved access to the credit markets in 2011 and 2012, we have completed six term securitizations in the last 18 months.  As a result, we have been able to re-employ this strategy.   To mitigate, but not eliminate, the long-term risk relating to interest rates payable by us in securitizations, we have in the past, and we may in the future, structure some of our securitization transactions to include pre-funding structures, whereby the amount of securities issued exceeds the amount of contracts initially sold into the securitization. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts into the securitization in amounts up to the balance of the pre-funded escrow account. In pre-funded securitizations, we effectively lock in our borrowing costs with respect to the contracts we subsequently sell into the securitization. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the securities issued in the securitization. The amount of such expense may vary. Our four most recent securitization transactions included pre-funding features.  Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flows on automobile contracts, and thus could adversely affect our earnings and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we did not re-purchase any of shares of our common stock.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

July 2012	-	$-	-	$1,106,043
August 2012	-	-	-	$1,106,043
September 2012	-	-	-	$1,106,043
Total	-	$-	-

____________________

(1)	Each monthly period is the calendar month.
(2)
Through September 30, 2012, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

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

4.41	Indenture dated September 1, 2012 re Notes issued by CPS Auto Receivables Trust 2012-C.
4.42	Sale and Servicing Agreement dated as of September 1, 2012.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

Date: November 6, 2012

By:  /s/   CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2012

By:  /s/   JEFFREY P. FRITZ
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)