Form 10-K
period 2012-12-31
CONSUMER PORTFOLIO SERVICES INC
filed 2013-02-15
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer”, ”accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No  [X]

The aggregate market value of the 15,631,924 shares of the registrant’s common stock held by non-affiliates as of the date of filing of this report, based upon the closing price of the registrant’s common stock of $1.92 per share reported by Nasdaq as of June 29, 2012, was approximately $30,013,294. For purposes of this computation, a registrant sponsored pension plan and all directors and executive officers are deemed to be affiliates. Such determination is not an admission that such plan, directors and executive officers are, in fact, affiliates of the registrant. The number of shares of the registrant's Common Stock outstanding on February 11, 2013 was 20,086,163.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for registrant’s 2013 annual shareholders meeting is incorporated by reference into Part III hereof.

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2012, we have purchased a total of approximately $9.6 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of finance receivables that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. From 2008 through 2010, our managed portfolio decreased each year due to our strategy of limiting contract purchases to conserve our liquidity during the financial crisis and resulting recession, as discussed further below. However, since October 2009, we have gradually increased contract purchases which, in turn, has resulted in recent increases in our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,743	897,575

We are headquartered in Irvine, California, where most operational and administrative functions are centralized. Most credit and underwriting functions are performed in our California headquarters with some credit functions performed in our Florida office. We service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

We direct our marketing efforts primarily to dealers, rather than to consumers. We establish relationships with dealers through our employee marketing representatives who contact a prospective dealer to explain our automobile contract purchase programs, and thereafter provide dealer training and support services. Our marketing representatives represent us exclusively. They may be located either in our Irvine headquarters, or in the field, in which case they work from their homes and support dealers in their geographic area. Our marketing representatives present dealers with a marketing package, which includes our promotional material containing the terms offered by us for the purchase of automobile contracts, a copy of our standard-form dealer agreement, and required documentation relating to automobile contracts. As of December 31, 2012, we had 77 marketing representatives and we were actively receiving applications from 12,202 dealers in 47 states. As of December 31, 2012, approximately 76% of our active dealers were franchised new car dealers that sell both new and used vehicles, and the remainder were independent used car dealers. For the year ended December 31, 2012, approximately 91% of the automobile contracts purchased under our programs consisted of financing for used cars and 9% consisted of financing for new cars, as compared to 89% financing for used cars and 11% for new cars in the year ended December 31, 2011. We purchase contracts in our own name (“CPS”) and, until July 2008, also purchased contracts in the name of our wholly-owned subsidiary, The Finance Company ("TFC"). Programs marketed under the CPS name serve a wide range of sub-prime customers, primarily through franchised new car dealers. Our TFC program served vehicle purchasers enlisted in the U.S. Armed Forces, primarily through independent used car dealers. In July 2008, we ceased to purchase contracts under our TFC program.

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of contracts to a special purpose subsidiary of ours, which in turn issues asset-backed securities to fund the purchase of the pool of contracts from us. Depending on the structure of the securitization, the transaction may be treated, for financial accounting purposes, as a sale of the contracts or as a secured financing.

We depend upon the availability of short-term warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 57 term securitizations of approximately $7.7 billion in contracts. From July 2003 through April 2008 all of our securitizations were structured as secured financings. The second of our two securitization transactions in 2008 (completed in September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes. The remaining receivables from that September 2008 securitization were re-securitized in September 2010 in a structure that maintained sale treatment for accounting purposes. In 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts. During 2012 we completed four securitizations of approximately $603.5 million in contracts, including $58.2 million in contracts that were repurchased from 2006 and 2007 securitizations in 2012. The 2011 and 2012 securitizations were all structured as secured financings and represented our first securitizations of new contracts since 2008.

From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009 we have established new funding facilities and gradually increased our contract purchases. In September 2010 we took advantage of the improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization. This transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty. Similarly, the three 2011 and four 2012 securitizations were also structured without financial guarantees. Since February 2011, we have maintained two $100 million credit facilities with aggregate funding capacity of $200 million.

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

Recent past economic conditions have negatively affected many aspects of our industry. First, as stated above, throughout 2008 and 2009 there was reduced demand for asset-backed securities secured by consumer finance receivables, including sub-prime automobile receivables. Second, lenders who previously provided short-term warehouse financing for sub-prime automobile finance companies such as ours were reluctant to provide such short-term financing due to the uncertainty regarding the prospects of obtaining long-term financing through the issuance of asset-backed securities. In addition, many capital market participants such as investment banks, financial guaranty providers and institutional investors who previously played a role in the sub-prime auto finance industry withdrew from the industry, or in some cases, ceased to do business. Finally, broad economic weakness and high levels of unemployment during 2008, 2009 and 2010 made many of the obligors under our receivables less willing or able to pay, resulting in higher delinquencies, charge-offs and losses. Each of these factors has adversely affected our results of operations. However, as stated above, since October 2009, improvements in the capital markets have allowed us to obtain new short-term credit facilities, and to regularly access long-term funding as demonstrated by the eight rated term securitization we have completed since September 2010.

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

Originations

When a retail automobile buyer elects to obtain financing from a dealer, the dealer takes a credit application to submit to its financing sources. Typically, a dealer will submit the buyer's application to more than one financing source for review. We believe the dealer’s decision to choose a financing source is based primarily on: (i) the monthly payment made available to the dealer's customer; (ii) the purchase price offered to the dealer for the contract; (iii) the timeliness, consistency and predictability of response; (iv) funding turnaround time; (v) any conditions to purchase; and (vi) the financial stability of the financing source. Dealers can send credit applications to us by entering the necessary data on our website or through one of several third-party application aggregators. For the year ended December 31, 2012, we received approximately 82% of all applications through DealerTrack (the industry leading dealership application aggregator), 3% via our website and 15% via other aggregators. Our automated application decisioning system produced our initial decision within minutes on approximately 98% of those applications.

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

Dealers with which we do business are under no obligation to submit any automobile contracts to us, nor are we obligated to purchase any automobile contracts from them. During the year ended December 31, 2012, no dealer accounted for more than 1.1% of the total number of automobile contracts we purchased. The following table sets forth the geographical sources of the automobile contracts purchased by us (based on the addresses of the customers as stated on our records) during the years ended December 31, 2012 and 2011.

	Contracts Purchased During the Year Ended
	December 31, 2012		December 31, 2011
	Number	Percent (1)	Number	Percent (1)
California	4,868	13.5%	2,594	14.3%
Texas	3,424	9.5%	1,838	10.1%
Pennsylvania	3,324	9.2%	1,449	8.0%
Florida	1,802	5.0%	908	5.0%
Other States	22,612	62.8%	11,321	62.5%
Total	36,030	100.0%	18,110	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

The following table sets forth the geographic concentrations of our outstanding managed portfolio as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Amount	Percent (1)	Amount	Percent (1)
State based on obligor's residence	($ in millions)
California	$160.4	17.9%	$197.7	24.9%
Texas	82.6	9.2%	64.6	8.1%
Pennsylvania	59.5	6.6%	38.4	4.8%
Florida	42.8	4.8%	38.1	4.8%
Georgia	42.7	4.8%	28.8	3.6%
All others	509.6	56.8%	427.0	53.7%
Total	$897.6	100.0%	$794.6	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

We purchase automobile contracts from dealers at a price generally computed as the total amount financed under the automobile contracts, adjusted for an acquisition fee, which may either increase or decrease the automobile contract purchase price paid by us. The amount of the acquisition fee, and whether it results in an increase or decrease to the automobile contract purchase price, is based on the perceived credit risk of and, in some cases, the interest rate on the automobile contract. The following table summarizes the average net acquisition fees we charged dealers and the weighted average annual percentage rate on our purchased contracts for the periods shown:

	2012	2011	2010	2009	2008

Average net acquisition fee amount	$836	$1,155	$1,382	$1,508	$592
Average net acquisition fee as % of amount financed	5.5%	7.4%	9.2%	11.7%	3.9%
Weighted average annual percentage interest rate	20.3%	20.1%	20.1%	19.9%	18.5%

We believe that levels of acquisition fees are determined partially by competition in the marketplace, which has decreased somewhat since 2009, and also by our pricing strategy. Our pricing strategy is driven by our new contract purchase and yield objectives.

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

Mercury / Delta – This program accommodates an applicant who may have had significant past non-performing credit including recent derogatory credit. As a result, the contract interest rate and dealer acquisition fees tend to be higher, and the loan amount, loan-to-value ratio, down payment, and payment-to-income ratio requirements tend to be more restrictive compared to our other programs.

Standard – This program accommodates an applicant who may have significant past non-performing credit, but who has also exhibited some performing credit in their history. The contract interest rate and dealer acquisition fees are comparable to the First Time Buyer and Mercury/Delta programs, but the loan amount, loan-to-value ratio and down payment requirements are somewhat less restrictive.

Alpha – This program accommodates applicants who may have a discharged bankruptcy, but who have also exhibited performing credit. In addition, the program allows for homeowners who may have had other significant non-performing credit in the past. The contract interest rate and dealer acquisition fees are lower than the Standard program, down payment and payment-to-income ratio requirements are somewhat less restrictive.

Alpha Plus – This program accommodates applicants with past non-performing credit, but with a stronger history of recent performing credit, including auto or mortgage related credit, and higher incomes than the Alpha program. Contract interest rates and dealer acquisition fees are lower than the Alpha program.

Super Alpha – This program accommodates applicants with past non-performing credit, but with a somewhat stronger history of recent performing credit, including auto or mortgage related credit, and higher incomes than the Alpha Plus program. Contract interest rates and dealer acquisition fees are lower, and the maximum loan amount is somewhat higher, than the Alpha Plus program.

Preferred - This program accommodates applicants with past non-performing credit, but who meet a certain minimum FICO score threshold. Other requirements include a somewhat stronger history of recent performing credit than the Super Alpha program. Contract interest rates and dealer acquisition fees are lower than the Super Alpha program.

Our upper credit tier products, which are our Preferred, Super Alpha, Alpha Plus and Alpha programs, accounted for approximately 72% of our new contract originations in 2012, 77% in 2011 and 74% in 2010, measured by aggregate amount financed.

The following table identifies the credit program, sorted from highest to lowest credit quality, under which we purchased automobile contracts during the years ended December 31, 2012, 2011 and 2010.

	Contracts Purchased During the Year Ended (1)
	December 31, 2012		December 31, 2011		December 31, 2010
	(dollars in thousands)
	Amount Financed	Percent (1)	Amount Financed	Percent (1)	Amount Financed	Percent (1)
Preferred	$19,715	3.6%	$9,979	3.5%	$3,208	2.8%
Super Alpha	95,303	17.3%	52,610	18.5%	15,018	13.3%
Alpha Plus	71,172	12.9%	40,944	14.4%	17,824	15.8%
Alpha	213,372	38.7%	114,322	40.2%	47,341	41.9%
Standard	62,405	11.3%	34,508	12.1%	13,726	12.1%
Mercury / Delta	52,077	9.4%	15,578	5.5%	8,244	7.3%
First Time Buyer	37,699	6.8%	16,295	5.7%	7,662	6.8%
	$551,743	100.0%	$284,236	100.0%	$113,023	100.0%

(1)	Percentages may not total to 100.0% due to rounding.

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

We believe that our underwriting criteria enable us to evaluate effectively the creditworthiness of sub-prime customers and the adequacy of the financed vehicle as security for an automobile contract. The underwriting criteria include standards for price, term, amount of down payment, installment payment and interest rate; mileage, age and type of vehicle; principal amount of the automobile contract in relation to the value of the vehicle; customer income level, employment and residence stability, credit history and debt service ability, as well as other factors. Specifically, the underwriting guidelines for our CPS programs generally limit the maximum principal amount of a purchased automobile contract to 115% of wholesale book value in the case of used vehicles or to 115% of the manufacturer's invoice in the case of new vehicles, plus, in each case, sales tax, licensing and, when the customer purchases such additional items, a service contract or a credit life or disability policy. We generally do not finance vehicles that are more than 11 model years old or have in excess of 135,000 miles. Under most of our programs, the maximum term of a purchased contract is 72 months; a shorter maximum term may be applicable based on the program, mileage and age of the vehicle. Automobile contracts with the maximum term of up to 72 months may be purchased if the customer is among the more creditworthy of our obligors and the vehicle generally has less than 50,000 miles. Automobile contract purchase criteria are subject to change from time to time as circumstances may warrant. Prior to purchasing an automobile contract, our underwriters verify the customer's employment, income, residency, and credit information by contacting various parties noted on the customer's application, credit information bureaus and other sources. In addition, we contact each customer by telephone to confirm that the customer understands and agrees to the terms of the related automobile contract. During this "welcome call," we also ask the customer a series of open ended questions about his application and the contract, which may uncover potential misrepresentations.

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

Characteristics of Contracts.  All of the automobile contracts we purchase are fully amortizing and provide for level payments over the term of the automobile contract. All automobile contracts may be prepaid at any time without penalty. The average original principal amount financed, under the CPS programs and in the year ended December 31, 2012, was $15,313, with an average original term of 60 months and an average down payment amount of 13.3%. Based on information contained in customer applications for this 12-month period, the retail purchase price of the related automobiles averaged $15,736 (which excludes tax, license fees and any additional costs such as a maintenance contract) and the average age of the vehicle at the time the automobile contract was purchased was four years. The average age of our customers is approximately 42, with approximately $56,000 in average annual household income and an average of six years tenure with his or her current employer.

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

If we elect to repossess the vehicle, we assign the task to an independent local repossession service. Such services are licensed and/or bonded as required by law. When the vehicle is recovered, the repossessor delivers it to a wholesale automobile auction, where it is kept until sold. Financed vehicles that have been repossessed are generally resold through unaffiliated automobile auctions, which are attended principally by car dealers. Net liquidation proceeds are applied to the customer's outstanding obligation under the automobile contract. Such proceeds usually are insufficient to pay the customer's obligation in full, resulting in a deficiency. In most cases we will continue to contact our customers to recover all or a portion of this deficiency for up to several years after charge-off.

Once an automobile contract becomes greater than 90 days delinquent, we do not recognize additional interest income until the borrower under the automobile contract makes sufficient payments to be less than 90 days delinquent. Any payments received by a borrower that are greater than 90 days delinquent are first applied to accrued interest and then to principal reduction.

We generally charge off the balance of any contract by the earlier of the end of the month in which the automobile contract becomes five scheduled installments past due or, in the case of repossessions, the month that we receive the proceeds from the liquidation of the financed vehicle or if the vehicle has been in repossession inventory for more than three months. In the case of repossession, the amount of the charge-off is the difference between the outstanding principal balance of the defaulted automobile contract and the net repossession sale proceeds.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. The weighted average seasoning of our total owned portfolio excluding Fireside, represented in the tables below, was 18 months, 27 months and 37 months as of December 31, 2012, December 31, 2011, and December 31, 2010, respectively. Our primary method of monitoring ongoing credit quality of our portfolio is to closely review monthly delinquency, default and net charge off activity and the related trends. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing as of the respective dates shown. The tables do not include the experience of third party servicing portfolios.

Delinquency, Repossession and Extension Experience

Delinquency and Extension Experience (1)

Total Owned Portfolio Excluding Fireside

	December 31, 2012		December 31, 2011		December 31, 2010
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	74,124	$825,186	69,765	$588,993	84,601	$681,157
Period of delinquency (2)
31-60 days	2,545	18,034	2,051	10,709	2,856	19,168
61-90 days	1,179	9,360	1,038	6,572	1,537	10,872
91+ days	773	5,297	1,601	8,909	1,233	9,067
Total delinquencies (2)	4,497	32,691	4,690	26,190	5,626	39,107
Amount in repossession (3)	1,932	12,506	2,218	10,097	3,263	23,290
Total delinquencies and
amount in repossession (2)	6,429	$45,197	6,908	$36,287	8,889	$62,397
Delinquencies as a percentage of gross servicing portfolio	6.1%	4.0%	6.7%	4.4%	6.7%	5.7%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	8.7%	5.5%	9.9%	6.2%	10.5%	9.2%
Extension Experience
Contracts with one extension, accruing (4)	9,094	$73,632	12,183	$75,155	16,151	$124,066
Contracts with two or more extensions, accruing (4)	7,795	37,761	10,515	67,987	11,307	91,310
	16,889	111,393	22,698	143,142	27,458	215,376
Contracts with one extension, non-accrual (4)	632	4,401	1,211	5,918	1,598	11,138
Contracts with two or more extensions, non-accrual (4)	1,044	4,344	2,054	10,737	1,919	14,327
	1,676	8,745	3,265	16,655	3,517	25,465
Total accounts with extensions	18,565	$120,138	25,963	$159,797	30,975	$240,841

Delinquency and Extension Experience (1)

Fireside Portfolio

	December 31, 2012		December 31, 2011
	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)		(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	15,039	$60,807	33,256	$172,248
Period of delinquency (2)
31-60 days	621	2,206	1,088	4,872
61-90 days	204	710	420	1,767
91+ days	114	331	261	903
Total delinquencies (2)	939	3,247	1,769	7,542
Amount in repossession (3)	175	703	226	1,481
Total delinquencies and amount in repossession (2)	1,114	$3,950	1,995	$9,023
Delinquencies as a percentage of gross servicing portfolio	6.2%	5.3%	5.3%	4.4%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	7.4%	6.5%	6.0%	5.2%

Extension Experience
Contracts with one extension, accruing (4)	3,117	$15,262	724	$4,462
Contracts with two or more extensions, accruing (4)	134	717	2	8
	3,251	15,979	726	4,470

Contracts with one extension, non-accrual (4)	160	726	3	25
Contracts with two or more extensions, non-accrual (4)	6	20	0	0
	166	746	3	25

Total accounts with extensions	3,417	$16,725	729	$4,495

Delinquency and Extension Experience (1)

Total Owned Portfolio

	December 31, 2012		December 31, 2011		December 31, 2010
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Delinquency Experience	(Dollars in thousands)
Gross servicing portfolio (1)	89,163	$885,993	103,021	$761,241	84,601	$681,157
Period of delinquency (2)
31-60 days	3,166	20,240	3,139	15,581	2,856	19,168
61-90 days	1,383	10,070	1,458	8,338	1,537	10,872
91+ days	887	5,629	1,862	9,811	1,233	9,067
Total delinquencies (2)	5,436	35,939	6,459	33,730	5,626	39,107
Amount in repossession (3)	2,107	13,209	2,444	11,578	3,263	23,290
Total delinquencies and amount in repossession (2)	7,543	$49,148	8,903	$45,308	8,889	$62,397
Delinquencies as a percentage of gross servicing portfolio	6.1%	4.1%	6.3%	4.4%	6.7%	5.7%
Total delinquencies and amount in repossession as a percentage of gross servicing	8.5%	5.5%	8.6%	6.0%	10.5%	9.2%

Extension Experience
Contracts with one extension, accruing (4)	12,211	$88,894	12,907	$79,617	16,151	$124,066
Contracts with two or more extensions, accruing (4)	7,929	38,478	10,517	67,995	11,307	91,310

	20,140	127,372	23,424	147,612	27,458	215,376

Contracts with one extension, non-accrual (4)	792	5,127	1,214	5,943	1,598	11,138
Contracts with two or more extensions, non-accrual (4)	1,050	4,364	2,054	10,737	1,919	14,327
	1,842	9,491	3,268	16,680	3,517	25,465

Total accounts with extensions	21,982	$136,863	26,692	$164,292	30,975	$240,841

(1)	All amounts and percentages are based on the amount remaining to be repaid on each automobile contract, including, for pre-computed automobile contracts, any unearned interest. The information in the table represents the gross principal amount of all automobile contracts we purchased, including automobile contracts we subsequently sold in securitization transactions that we continue to service. The table does not include certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. The delinquency aging categories shown in the tables reflect the effect of extensions.
(3)	Amount in repossession represents the contract balance on financed vehicles that have been repossessed but not yet liquidated.
(4)	Accounts past due more than 90 days are on non-accrual.
10

Net Credit Loss Experience (1)

Total Owned Portfolio Excluding Fireside

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Average servicing portfolio outstanding	$699,030	$597,546	$827,176
Net charge-offs as a percentage of average servicing portfolio (2)	3.5%	5.8%	9.0%

Net Credit Loss Experience (1)

Fireside Portfolio (3)

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)

Average servicing portfolio outstanding	$103,548	$191,289
Net charge-offs as a percentage of average servicing portfolio (2)	4.5%	5.1%

Net Credit Loss Experience (1)

Total Owned Portfolio (3)

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Average servicing portfolio outstanding	$802,579	$788,835	$827,176
Net charge-offs as a percentage of average servicing portfolio (2)	3.6%	4.8%	9.0%

(1)	All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts. The information in the table represents all automobile contracts we service, excluding certain contracts we have serviced for third-parties on which we earn servicing fees only, and have no credit risk.
(2)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying financial statements.

(3) Amounts and percentages associated with the Fireside portfolio reflect only the period after the acquisition of the portfolio in September 2011.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of December 31, 2012, for accounts that received extensions from 2008 through 2011:

Period of Extension	# Extensions Granted	Active or Paid Off at December 31, 2012	% Active or Paid Off at December 31, 2012	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	12,205	34.3%	18,564	52.2%	4,819	13.5%	17

2009	32,004	12,328	38.5%	13,912	43.5%	5,764	18.0%	13

2010	22,593	13,341	59.0%	7,609	33.7%	1,643	7.3%	13

2011	17,001	13,310	78.3%	2,906	17.1%	785	4.6%	11

Table excludes extensions on portfolios serviced for third parties

We view these results as a confirmation of the effectiveness of our extension program. For the accounts receiving extensions in 2008, 2009, 2010 and 2011, 34.3%, 38.5%, 59.0% and 78.3%, respectively, were either paid in full or are active and performing at December 31, 2012. With each of these successful extensions we received continued payments of interest and principal (including payment in full in many cases). Without the extension, however, we would have likely incurred a substantial loss and no additional interest revenue.

For extension accounts that ultimately charged off, we consider accounts that charged off more than six months after the extension to be at least partially successful. For the 2008, 2009, 2010 and 2011 extensions that charged off, the charge off was incurred, on average, 17, 13, 13 and 11 months, respectively, after the extension, This indicates that even in the cases of an ultimate loss, we received additional payments of principal and interest that otherwise we would not have received.

Additional information about our extensions is provided in the tables below:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010

Average number of extensions granted per month	1,493	1,417	1,883

Average number of outstanding accounts	93,022	86,282	95,294

Average monthly extensions as % of average outstandings	1.6%	1.6%	2.0%

Table excludes extensions on the Fireside portfolio and portfolios serviced for third parties

	December 31, 2012		December 31, 2011		December 31, 2010
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	9,726	$78,033	14,121	$85,560	17,749	$135,204
Contracts with two extensions	4,664	22,485	7,720	48,619	9,142	73,945
Contracts with three extensions	2,819	13,086	3,653	22,713	3,420	27,071
Contracts with four extensions	1,134	5,370	1,082	6,618	650	4,539
Contracts with five extensions	196	1,038	101	665	12	74
Contracts with six extensions	26	126	15	117	2	8
	18,565	$120,138	26,692	$164,292	30,975	$240,841

Gross servicing portfolio	74,124	$825,186	69,765	$588,993	84,601	$681,157

Table excludes extensions on the Fireside portfolio and portfolios serviced for third parties

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

If an obligor exceeds the 90 days past due threshold at the end of one period, and then makes the necessary payments such that it becomes equal to or below 90 days delinquent at the end of a subsequent period, the related contract would be restored to full accrual status for our financial reporting purposes. At the time a contract is restored to full accrual in this manner, there can be no assurance that full repayment of interest and principal will ultimately be made. However, we monitor each obligor’s payment performance and are aware of the severity of his delinquency at any time. The fact that the delinquency has been reduced below the 90-day threshold is a positive indicator. Should the contract again exceed the 90-day delinquency level at the end of any reporting period, it would again be reflected as a non-accrual account.

Our policy for placing a contract on non-accrual status is independent of our policy to grant an extension. In practice, it would be an uncommon circumstance where an extension was granted and the account remained in a non-accrual status, since the goal of the extension is to bring the contract current (or nearly current).

Securitization of Automobile Contracts

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. All such securitizations have involved identification of specific automobile contracts, sale of those automobile contracts (and associated rights) to a special purpose subsidiary, and issuance of asset−backed securities to fund the transactions. Upon the securitization of a portfolio of automobile contracts, we retain the obligation to service the contracts, and receive a monthly fee for doing so. We have been a regular issuer of asset-backed securities since 1994, completing 57 securitizations totaling over $7.7 billion through December 31, 2012. Depending on the structure of the securitization, the transaction may be treated as a sale of the automobile contracts or as a secured financing for financial accounting purposes. From July 2003 through April 2008, we structured our securitizations as secured financings rather than as sales of contracts. The second of our two securitizations completed in 2008 (September 2008) was in substance a sale of the related contracts, and is treated as a sale for financial accounting purposes. In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization. This transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty. In 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts. During 2012 we completed four securitizations of approximately $603.5 million in contracts, including $58.2 million in contracts that were repurchased from 2006 and 2007 securitizations in 2012. The 2011 and 2012 securitizations were all structured as secured financings and none utilized financial guarantees.

When structured to be treated as a secured financing, the subsidiary is consolidated and, accordingly, the automobile contracts and the related securitization trust debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then recognize interest income on the contracts and interest expense on the securities issued in the securitization and record as expense a provision for probable incurred credit losses on the contracts.

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

Generally, prior to a securitization transaction we fund our automobile contract purchases primarily with proceeds from warehouse credit facilities. Since October 2009, we have established new funding facilities and gradually increased our contract purchases. We increased our short-term funding capacity by $200 million with the establishment of a $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011. In May 2012, the revolving period of the February 2011 facility expired and we entered into a new $100 million credit facility with a different lender. In December 2012, we extended the December 2010 facility to February 2013. Our current maximum revolving warehouse financing capacity is $200 million.

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

Whether a securitization is treated as a secured financing or as a sale for financial accounting purposes, the related special purpose subsidiary may be unable to release excess cash to us if the credit performance of the securitized automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of securitized automobile contracts could therefore have a material adverse effect on both our liquidity and results of operations, regardless of whether such automobile contracts are treated as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2012 was approximately $897.6 million, including $11.6 million of receivables on which we earn only servicing fees.

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

We believe that the principal competitive factors affecting a dealer's decision to offer automobile contracts for sale to a particular financing source are the monthly payment amount made available to the dealer’s customer, the purchase price offered for the automobile contracts, the timeliness of the response to the dealer upon submission of the initial application, the amount of required documentation, the consistency and timeliness of purchases and the financial stability of the funding source. While we believe that we can obtain from dealers sufficient automobile contracts for purchase at attractive prices by consistently applying reasonable underwriting criteria and making timely purchases of qualifying automobile contracts, there can be no assurance that we will do so.

Regulation

Several federal and state consumer protection laws, including the federal Truth-In-Lending Act, the federal Equal Credit Opportunity Act, the federal Fair Debt Collection Practices Act and the Federal Trade Commission Act, regulate consumer credit transactions. These laws mandate certain disclosures with respect to finance charges on automobile contracts and impose certain other restrictions. In many states, a license is required to engage in the business of purchasing automobile contracts from dealers. In addition, laws in a number of states impose limitations on the amount of finance charges that may be charged by dealers on credit sales. The so-called Lemon Laws enacted by various states provide certain rights to purchasers with respect to automobiles that fail to satisfy express warranties. The application of Lemon Laws or violation of such other federal and state laws may give rise to a claim or defense of a customer against a dealer and its assignees, including us and those who purchaser automobile contracts from us. The dealer agreement contains representations by the dealer that, as of the date of assignment of automobile contracts, no such claims or defenses have been asserted or threatened with respect to the automobile contracts and that all requirements of such federal and state laws have been complied with in all material respects. Although a dealer would be obligated to repurchase automobile contracts that involve a breach of such warranty, there can be no assurance that the dealer will have the financial resources to satisfy its repurchase obligations. Certain of these laws also regulate our servicing activities, including our methods of collection.

In July 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. The Dodd-Frank Act restructured the regulation and supervision of the financial services industry and created the Consumer Financial Protection Bureau (the “CFPB”). The CFPB has rulemaking and enforcement authority over “non-banks,” including us. Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and will require extensive rulemaking. As a result, the ultimate effect of the Dodd-Frank Act on our business cannot be determined at this time. We believe that we are currently in material compliance with applicable statutes and regulations; however, there can be no assurance that we are correct, nor that we will be able to maintain such compliance. The past or future failure to comply with applicable statutes and regulations could have a material adverse effect on us. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations or the expansion of our business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business could have a material adverse effect on us. In addition, due to the consumer-oriented nature of our industry and the application of certain laws and regulations, industry participants are regularly named as defendants in litigation involving alleged violations of federal and state laws and regulations and consumer law torts, including fraud. Many of these actions involve alleged violations of consumer protection laws. A significant judgment against us or within the industry in connection with any such litigation could have a material adverse effect on our financial condition, results of operations or liquidity.

Employees

As of December 31, 2012, we had 574 employees. The breakdown of the employees is as follows: seven were senior management personnel; 279 were servicing personnel; 146 were automobile contract origination personnel; 89 were marketing personnel (77 of whom were marketing representatives); 23 were operations and systems personnel; and 30 were administrative personnel. We believe that our relations with our employees are good. We are not a party to any collective bargaining agreement.

Item 1A.	RISK FACTORS

Our business, operating results and financial condition could be adversely affected by any of the following specific risks. The trading price of our common stock could decline due to any of these risks and other industry risks. This listing of risks by its nature cannot be exhaustive, and the order in which the risks appear is not intended as an indication of their relative weight or importance. In addition to the risks described below, we may encounter risks that we do not currently recognize or that we currently deem immaterial, which may also impair our business operations and the value of our common stock.

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

Depending upon the outcome of one or more of these factors, we may not be able to generate sufficient cash flow from operations or obtain sufficient funding to satisfy all of our obligations. From 2008 through 2010 the credit performance of our automobile contracts was adversely affected by general economic conditions, which adversely affected the performance of our residual interests. Such factors could result in our being unable to pay our debts timely or as agreed. If we were unable to pay our debts, we would be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional equity capital. These alternative strategies might not be feasible at the time, might prove inadequate or could require the prior consent of our lenders.

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

•         pay taxes; and

•         pay interest expense.

Historically we have matched our liquidity needs to our available sources of funding by reducing our acquisition of new automobile contracts, at times to merely nominal levels. There can be no assurance that we will continue to be successful with that strategy.

Recent History of Significant Losses.

Until the fourth quarter of 2011, we had incurred net losses every quarter beginning with the quarter ended September 30, 2008. We have been adversely affected by the economic recession affecting the United States as a whole, by increased financing costs and decreased availability of capital to fund our purchases of automobile contracts, and by a decrease in the overall level of sales of automobiles and light trucks. We expect to earn quarterly profits during 2013; however, there can be no assurance as to that expectation. Our expectation of profitability is a forward-looking statement. We discuss the assumptions underlying that expectation under the caption “Forward-Looking Statements” in this report. We identify important factors that could cause actual results to differ, generally in the “Risk Factors” section of this report, and also under the caption “Forward-Looking Statements.”

Our Results of Operations Will Depend on Our Ability to Secure and Maintain Adequate Credit and Warehouse Financing on Favorable Terms.

Our business strategy requires that warehouse credit facilities be available in order to purchase significant volumes of receivables.

Historically, our primary sources of day-to-day liquidity have been our warehouse credit facilities, in which we sold and contributed automobile contracts, as often as twice a week, to special-purpose subsidiaries, where they were "warehoused" until they were financed on a long-term basis through the issuance of asset-backed notes. Upon issuance of the notes, funds advanced under one or more warehouse credit facilities were repaid from the proceeds. In December 2010 and February 2011, we entered into separate agreements for two new $100 million revolving warehouse facilities. In May 2012, the revolving period of the February 2011 facility expired by its terms and we entered into a new $100 million credit facility with a different lender. In December 2012, we extended the December 2010 facility to February 2013. Our current maximum revolving warehouse financing capacity is $200 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity”.

If we are unable to maintain warehouse financing on acceptable terms, our results of operations, financial condition and cash flows could be materially and adversely affected.

Our Results of Operations Will Depend on Our Ability to Securitize Our Portfolio of Automobile Contracts.

Historically we have depended upon our ability to obtain permanent financing for pools of automobile contracts by conducting term securitization transactions. By "permanent financing" we mean financing that extends to cover the full term during which the underlying contracts are outstanding and requires repayment as the underlying contracts are repaid or charged off. By contrast, our warehouse credit facilities permit us to borrow against the value of such receivables only for limited periods of time. Our past practice and future plan has been and is to repay loans made to us under our warehouse credit facilities with the proceeds of securitizations. During 2012, we completed four securitizations of approximately $603.5 million in contracts. We plan to complete similar securitizations during 2013. There can be no assurance that securitization transactions will continue to be available on acceptable terms acceptable, or at all. The timing of any securitization transaction is affected by a number of factors beyond our control, any of which could cause substantial delays, including, without limitation:

•         market conditions;

•         the approval by all parties of the terms of the securitization;

•         the availability of credit enhancement on acceptable terms; and

•         our ability to acquire a sufficient number of automobile contracts for securitization.

As stated elsewhere in this report, during 2008 and 2009 adverse changes in the market for securitized pools of automobile contracts made permanent financing in the form of securitization transactions difficult to obtain and more costly than in prior periods. These changes included reduced liquidity and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty or for securities backed by sub-prime automobile receivables. During 2012, we completed four securitizations of approximately $603.5 million under terms that were substantially better than those available from 2008 through 2010. Should the terms of future securitizations revert to more costly levels prevalent from 2008 through 2010, our results of operations could be adversely affected.

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

In our securitizations and warehouse credit facilities excess spread cash flows that would otherwise be paid to the holder of the residual interest are first used to increase overcollateralization or are retained in a spread account within the securitization trusts or the warehouse facility to provide liquidity and credit enhancement for the related securities.

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

We typically retain residual interests and use them as collateral to borrow cash. The future excess spread cash flow received in respect of the residual interests is integral to the financing of our operations. The amount of cash received from residual interests depends in large part on how well our portfolio of securitized and warehoused automobile contracts performs. If our portfolio of securitized and warehoused automobile contracts has higher delinquency and loss ratios than expected, then the amount of money realized from our retained residual interests, or the amount of money we could obtain from the sale or other financing of our residual interests, would be reduced. Such higher than expected losses occurred from 2008 through 2010, which had an adverse effect on our operations, financial condition and cash flow. Should losses increase to levels experienced in 2008 through 2010, we would expect this to result in material adverse effects on our future results of operations, financial condition and cash flow.

If We Are Unable to Obtain Credit Enhancement for Our Securitizations Upon Favorable Terms, Our Results of Operations Would Be Impaired.

In our securitizations from 1994 through 2008, we utilized credit enhancement in the form of one or more financial guaranty insurance policies issued by financial guaranty insurance companies. Each of these policies unconditionally and irrevocably guarantees timely interest and ultimate principal payments on the senior classes of the securities issued in those securitizations. These guarantees enabled these securities to achieve the highest credit rating available. This form of credit enhancement reduced the costs of our securitizations relative to alternative forms of credit enhancement available to us at the time. Due to significantly reduced investor demand for securities carrying such a financial guaranty, this form of credit enhancement may not be economic for us in the future. The seven securitizaton transactions we executed in 2011 and 2012 did not utilize financial guaranty insurance policies, and none of the securities issued in those transactions received the highest possible credit ratings. As we pursue future securitizations, we may not be able to obtain:

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

If We Are Unable to Compete Successfully, Our Results of Operations May Be Impaired.

The automobile financing business is highly competitive. We compete with a number of national, regional and local finance companies. In addition, competitors or potential competitors include other types of financial services companies, such as commercial banks, savings and loan associations, leasing companies, credit unions providing retail loan financing and lease financing for new and used vehicles and captive finance companies affiliated with major automobile manufacturers. Many of our competitors and potential competitors possess substantially greater financial, marketing, technical, personnel and other resources than we do, including greater access to capital markets for unsecured commercial paper and investment grade rated debt instruments, and to other funding sources which may not be available to us. Moreover, our future profitability will be directly related to the availability and cost of capital relative to our competitors. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from manufacturers, which we do not offer. There can be no assurance that we will be able to continue to compete successfully and, as a result, we may not be able to purchase contracts from dealers at acceptable prices, which could result in reductions in our revenues and cash flow.

If Our Dealers Do Not Submit a Sufficient Number of Suitable Automobile Contracts to Us for Purchase, Our Results of Operations May Be Impaired.

We are dependent upon establishing and maintaining relationships with a large number of unaffiliated automobile dealers to supply us with automobile contracts. During the years ended December 31, 2012 and 2011, no dealer accounted for more than 1.1% or 1.3%, respectively, of the contracts we purchased. The agreements we have with dealers to purchase contracts do not require dealers to submit a minimum number of contracts for purchase. The failure of dealers to submit contracts that meet our underwriting criteria could result in reductions in our revenues and cash flow, and, therefore, could have an adverse effect on our results of operations.

If a Significant Number of Our Automobile Contracts Experience Defaults, Our Results of Operations May Be Impaired.

We specialize in the purchase and servicing of contracts to finance automobile purchases by sub-prime customers, those who have limited credit history, low income, or past credit problems. Such contracts entail a higher risk of non-performance, higher delinquencies and higher losses than contracts with more creditworthy customers. While we believe that our pricing and the underwriting criteria and collection methods we employ enable us to manage the higher risks inherent in contracts with sub-prime customers, no assurance can be given that such pricing, criteria and methods will afford adequate protection against such risks. We have experienced increases in credit losses on our contracts.

If our automobile contracts experience higher defaults than we have anticipated, this could materially and adversely affect our results of operations, financial condition, cash flow and liquidity. Our results of operations, financial condition, cash flow and liquidity, depend, to a material extent, on the performance of automobile contracts that we purchase. A portion of the automobile contracts we acquire will default or prepay. In the event of payment default, the realized value of the related vehicle after repossession will generally not cover the outstanding principal balance on that contract and the related costs of recovery. We maintain an allowance for credit losses on automobile contracts held on our balance sheet, which reflects our estimates of probable incurred credit losses that can be reasonably estimated for securitizations that are accounted for as financings and warehoused contracts. If the allowance is inadequate, then we would recognize the losses in excess of the allowance as an expense and our results of operations could be adversely affected. In addition, under the terms of our warehouse credit facilities, we are not able to borrow against defaulted automobile contracts, including contracts that are, at the time of default, funded under our warehouse credit facilities, which will reduce the overcollateralization of those warehouse credit facilities and our cash flow.

If We Lose Servicing Rights on Our Portfolio of Automobile Contracts, Our Results of Operations Would Be Impaired.

We are entitled to receive servicing fees only while we act as servicer under the applicable sale and servicing agreements governing our warehouse facilities and securitizations. Under such agreements, we may be terminated as servicer upon the occurrence of certain events, including:

•         our failure generally to observe and perform our responsibilities and other covenants;

•         certain bankruptcy events; or

•         the occurrence of certain events of default under the documents governing the facilities.

During 2010 and 2011 we received waivers regarding the potential breach of certain covenants relating to minimum net worth and maintenance of active warehouse credit facilities. Without such waivers, certain credit enhancement providers would have had the right to terminate us as servicer with respect to certain outstanding securitization pools. In February 2012, the remaining notes associated with the securitization transactions for which we received waivers in 2011 were paid in full. In the event we are required to seek similar waivers in the future, we believe we can do so because it is generally not in the interest of any party to the securitization transaction to transfer servicing. Since our inception in 1991, we have continuously refined our systems and procedures to maximize our effectiveness in the servicing and collection of our sub-prime automobile portfolio. Successful servicing requires diligent telephonic contact, multiple payment alternatives, explicit and accurate record keeping of interactions with obligors, and efficient workload allocation. When we enter into securitizations and other financing arrangements that call for us to service specific portfolios of receivables, the parties expect that we will continuously service those portfolios because they believe that we are effective in minimizing the losses that are inherent in sub-prime portfolios.

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

We feel that the credit enhancement providers who repeatedly granted us waivers during 2010 and 2011 in lieu of transferring servicing recognize these factors and based their decisions on whether or not to maintain us as servicer on their own best interests.

Nevertheless, there can be no assurance as to our belief being correct. The loss of our servicing rights could materially and adversely affect our results of operations, financial condition and cash flows. Our results of operations, financial condition and cash flow, would be materially and adversely affected if we were to be terminated as servicer with respect to a material portion of our managed portfolio.

If We Lose Key Personnel, Our Results of Operations May Be Impaired.

Our senior management team averages over 16 years of service with us.  Charles E. Bradley, Jr., our President and CEO, has been our President since our formation in 1991. Our future operating results depend in significant part upon the continued service of our key senior management personnel, none of whom is bound by an employment agreement. Our future operating results also depend in part upon our ability to attract and retain qualified management, technical, sales and support personnel for our operations. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting or retaining such personnel. Layoffs since 2008 may have reduced employee loyalty, which may in turn result in decreased employee performance. Conversely, adverse general economic conditions may have had a countervailing effect. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could materially and adversely affect our results of operations, financial condition and cash flow.

If We Fail to Comply with Regulations, Our Results of Operations May Be Impaired.

Failure to materially comply with all applicable laws and regulations could materially and adversely affect our ability to operate our business. Our business is subject to numerous federal and state consumer protection laws and regulations, which, among other things:

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

Our industry is also at times investigated by regulators and offices of state attorneys general, which could lead to enforcement actions, fines and penalties, or the assertion of private claims and law suits against us. The Federal Trade Commission has the authority to investigate consumer complaints against us and to recommend enforcement actions and seek monetary penalties. If we fail to comply with applicable laws and regulations, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of our licenses to conduct business, which would materially adversely affect our results of operations, financial condition and stock price. In addition, new federal and state laws or regulations or changes in the ways that existing rules or laws are interpreted or enforced could limit our activities in the future or significantly increase the cost of compliance. Furthermore, judges or regulatory bodies could interpret current rules or laws differently than the way we do, leading to such adverse consequences as described above. The resolution of such matters may require considerable time and expense, and if not resolved in our favor, may result in fines or damages, and possibly an adverse effect on our financial condition.

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

Recent Legislation and Proposed Regulations May Have an Adverse Effect on Our Business.

The Dodd-Frank Act mandates the most wide-ranging overhaul of financial industry regulation in decades. The Dodd-Frank Act was signed into law on July 21, 2010, and is now in the implementation stage. The law provides a regulatory framework and requires that regulators, some of which are new regulatory bodies created by the Dodd-Frank Act, draft, review and approve more than 200 implementing regulations and conduct numerous studies that are likely to lead to still more regulations. In addition, the Commission has recently proposed amendments to regulations first adopted in 2005 known as Regulation AB. The amendments to Regulation AB have yet to be adopted and are expected to be significantly modified from the form initially proposed, however, the final form of the amendments to Regulation AB when adopted are likely to increase the expenses that we will incur in securitization transactions.

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

If We Experience Unfavorable Litigation Results, Our Results of Operations May Be Impaired.

We operate in a litigious society and currently are, and may in the future be, named as defendants in litigation, including individual and class action lawsuits under consumer credit, consumer protection, theft, privacy, data security, automated dialing equipment, debt collections and other laws. Many of these cases present novel issues on which there is no clear legal precedent, which increases the difficulty in predicting both the potential outcomes and costs of defending these cases. We are subject to regulatory examinations, investigations, inquiries, litigation, and other actions by licensing authorities, state attorneys general, the Federal Trade Commission, and other governmental bodies relating to our activities. The litigation and regulatory actions to which we are or may become subject involve or may involve potential compensatory or punitive damage claims, fines, sanctions or injunctive relief that, if granted, could require us to pay damages or make other expenditures in amounts that could have a material adverse effect on our financial position and our results of operations. We have recorded loss contingencies in our financial statements only for matters on which losses are probable and can be reasonably estimated. Our assessments of these matters involve significant judgments, and may change from time to time. Actual losses incurred by us in connection with judgments or settlements of these matters may be more than our associated reserves. Furthermore, defending lawsuits and responding to governmental inquiries or investigations, regardless of their merit, could be costly and divert management’s attention from the operation of our business. Unfavorable outcomes in any such current or future proceedings could materially and adversely affect our results of operations, financial conditions and cash flow. As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties based upon, among other things, disclosure inaccuracies and wrongful repossession, which could take the form of a plaintiff's class action complaint. We, as the assignee of finance contracts originated by dealers, may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. We are also subject to other litigation common to the automobile industry and to businesses in general. The damages and penalties claimed by consumers and others in these types of matters can be substantial. The relief requested by the plaintiffs varies but includes requests for compensatory, statutory and punitive damages.

While we intend to vigorously defend ourselves against such proceedings, there is a chance that our results of operations, financial condition and cash flows could be materially and adversely affected by unfavorable outcomes.

Negative publicity associated with litigation, governmental investigations, regulatory actions, and other public statements could damage our reputation.

From time to time there are negative news stories about the “subprime” credit industry. Such stories may follow the announcements of litigation or regulatory actions involving us or others in our industry. Negative publicity about our alleged or actual practices or about our industry generally could adversely affect our stock price and our ability to retain and attract employees.

If We Experience Problems with Our Originations, Accounting or Collection Systems, Our Results of Operations May Be Impaired.

We are dependent on our receivables originations, accounting and collection systems to purchase and service our portfolio of automobile contracts. Such systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses and other events. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Our systems are also subject to break-ins, sabotage and intentional acts of vandalism by internal employees and contractors as well as third parties. Despite any precautions we may take, such problems could result in interruptions in our services, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. Such systems problems could materially and adversely affect our results of operations, financial conditions and cash flow.

We Have Substantial Indebtedness.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2012, we had approximately $958.5 million of debt outstanding. Such debt consisted primarily of $792.5 million of securitization trust debt, and also included $57.1 million of debt used for the acquisition of the Fireside portfolio, $21.7 million of warehouse lines of credit, $13.8 million of residual interest financing, $50.1 million of senior secured related party debt and $23.3 million in subordinated renewable notes. We are also currently offering the subordinated renewable notes to the public on a continuous basis, and such notes have maturities that range from three months to ten years.

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

Although we believe we are able to service and repay such debt, there is no assurance that we will be able to do so. If we do not generate sufficient earnings, our ability to make required payments on our debt would be impaired. Failure to pay our indebtedness when due could have a material adverse effect.

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

The terms of our existing credit facilities, term securitizations and our other outstanding debt impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may have an adverse effect on our business activities, results of operations and financial condition. These restrictions may also significantly limit or prohibit us from engaging in certain transactions, including the following:

•	incurring or guaranteeing additional indebtedness;
•	making capital expenditures in excess of agreed upon amounts;
•	paying dividends or other distributions to our shareholders or redeeming, repurchasing or retiring our capital stock or subordinated obligations;
•	making investments;
•	creating or permitting liens on our assets or the assets of our subsidiaries;
•	issuing or selling capital stock of our subsidiaries;
•	transferring or selling our assets;
•	engaging in mergers or consolidations;
•	permitting a change of control of our company;
•	liquidating, winding up or dissolving our company;
•	changing our name or the nature of our business, or the names or nature of the business of our subsidiaries; and
•	engaging in transactions with our affiliates outside the normal course of business.

These restrictions may limit our ability to obtain additional sources of capital, which may limit our ability to generate earnings. In addition, the failure to comply with any of the covenants of one or more of our debt agreements could cause a default under other debt agreements that may be outstanding from time to time. A default, if not waived, could result in acceleration of the related indebtedness, in which case such debt would become immediately due and payable. A continuing default or acceleration of one or more of our credit facilities or any other debt agreement, would likely cause a default under other debt agreements that otherwise would not be in default, in which case all such related indebtedness could be accelerated. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance our indebtedness. Even if any new financing is available, it may not be on acceptable terms or it may not be sufficient to refinance all of our indebtedness as it becomes due.

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

Risks Related to General Factors

If The Economy of All or Certain Regions of the United States Fall into Recession, Our Results of Operations May Be Impaired.

Our business is directly related to sales of new and used automobiles, which are sensitive to employment rates, prevailing interest rates and other domestic economic conditions. Delinquencies, repossessions and losses generally increase during economic slowdowns or recessions. Because of our focus on sub-prime customers, the actual rates of delinquencies, repossessions and losses on our automobile contracts could be higher under adverse economic conditions than those experienced in the automobile finance industry in general, particularly in the states of Texas, California, Ohio, Florida, Pennsylvania and Louisiana, states in which our automobile contracts are geographically concentrated. Any sustained period of economic slowdown or recession could adversely affect our ability to acquire suitable contracts, or to securitize pools of such contracts. The timing of any economic changes is uncertain, and weakness in the economy could have an adverse effect on our business and that of the dealers from which we purchase contracts and result in reductions in our revenues and cash flow.

Our Results Of Operations May Be Impaired As a Result of Natural Disasters.

Our automobile contracts are geographically concentrated in the states of California, Texas, and Florida. Such states may be particularly susceptible to natural disasters: earthquake in the case of California, and hurricanes and flooding in the states of Florida and Texas. Natural disasters, in those states or others, could cause a material number of our vehicle purchasers to lose their jobs, or could damage or destroy vehicles that secure our automobile contracts. In either case, such events could result in our receiving reduced collections on our automobile contracts, and could thus result in reductions in our revenues and cash flow.

If an Increase in Interest Rates Results in a Decrease in Our Cash Flow from Excess Spread, Our Results of Operations May Be Impaired.

Our profitability is largely determined by the difference, or "spread," between the effective interest rate on the automobile contracts that we acquire and the interest rates payable under warehouse credit facilities and on the asset-backed securities issued in our securitizations. In the past, disruptions in the market for asset-backed securities resulted in an increase in the interest rates we paid on asset-backed securities. Should similar disruptions take place in the future, we may pay higher interest rates on asset-backed securities issued in the future. Although we have the ability to partially offset increases in our cost of funds by increasing fees we charge to dealers when purchasing contracts, or by demanding higher interest rates on contracts we purchase, there is no assurance that such actions will materially offset increases in interest we pay to finance our managed portfolio.

Several factors affect our ability to manage interest rate risk. Specifically, we are subject to interest rate risk during the period between when automobile contracts are purchased from dealers and when such contracts are sold and financed in a securitization. Interest rates on warehouse credit facilities are typically adjustable while the interest rates on the automobile contracts are fixed. If interest rates increase, the interest we must pay to the lenders under warehouse credit facilities is likely to increase while the interest we collect from those warehoused automobile contracts remains the same. Therefore, during the warehousing period, excess spread cash flow would likely decrease. Additionally, contracts warehoused and then securitized during a rising interest rate environment may result in less excess spread cash flow as our securitizations typically have paid interest rates set at prevailing interest rates at the time of the closing of the securitization, which may not take place until several months after we purchased those contracts . Our customers, on the other hand, pay fixed rates of interest on the contracts which are set at the time they purchase the underlying vehicles. A decrease in excess spread cash flow could adversely affect our earnings and cash flow.

To mitigate, but not eliminate, the short-term risk relating to floating interest rates payable under the warehouse facilities, we have historically held automobile contracts in the warehouse credit facilities for less than four months. To mitigate, but not eliminate, the long-term risk relating to interest rates payable in securitizations, we have in the past, and intend to continue to, structure some of our securitization transactions to include pre-funding structures, whereby the amount of securities issued exceeds the amount of contracts initially sold into the securitization. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts into the securitization. In pre-funded securitizations, we effectively lock in our borrowing costs with respect to the contracts we subsequently sell into the securitization. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the securities issued in the securitization. The amount of such expense may vary. Despite these mitigation strategies, an increase in prevailing interest rates would cause us to receive less excess spread cash flow on automobile contracts, and thus could adversely affect our earnings and cash flow.

Risks Related to Our Common Stock

Our Common Stock Is Thinly-Traded.

Our stock is thinly-traded, which means investors will have limited opportunities to sell their shares of common stock in the open market. Limited trading of our common stock also contributes to more volatile price fluctuations. Because there historically has been low trading volume in our common stock, there can be no assurance that our stock price will not decline as additional shares are sold in the public market. As of December 31, 2012, our directors and executive officers collectively owned 2,928,980 shares of our common stock, or approximately 14.8%.

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

•	changes in general economic conditions;
•	changes in performance of our automobile contracts;
•	increases in interest rates;
•	our ability to generate sufficient operating and financing cash flows;
•	competition;
•	level of losses incurred on contracts in our managed portfolio; and
•	adverse decisions by courts or regulators.

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

In March 1997, we established a branch collection facility in Chesapeake, Virginia. We lease approximately 16,500 square feet of general office space in Chesapeake, Virginia, at a base rent that is approximately $280,000 per year, increasing to approximately $325,000 through 2018.

The remaining two regional servicing centers occupy a total of approximately 41,000 square feet of leased space in Maitland, Florida; and Westchester, Illinois. The termination dates of such leases range from 2014 to 2017.

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

Pursuant to an agreement with the representative of creditors in the Stanwich bankruptcy, that adversary action has been dismissed.  Under that agreement, we paid the bankruptcy estate $800,000 and abandoned our claims against the estate, and the estate has abandoned its adversary action against Mr. Pardee. With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved without his incurring any liability. Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred. The stay in the action against us in Rhode Island has been lifted, and both we and Mr. Pardee have filed motions for summary judgment. Those motions were heard on October 25, 2012, and were taken under submission. It is not possible to predict when the court will rule, nor what its rulings on the motions may be. There is no trial date set.

The reader should consider that an adverse judgment against us in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial condition.

Other Litigation.   In April 2010, we were named as defendant in a putative class action brought in federal district court in Chicago, Illinois. In June 2012 the court gave final approval to a settlement agreed to between us and the plaintiffs, pursuant to which (i) a class was certified for settlement purposes only, and (ii) we agreed to pay a fixed amount of plaintiff attorney fees and also make payments against claims made by members of the class, the amount of which would depend on class members’ responses to our notice of the settlement. As of September 30, 2012 all amounts payable pursuant to the settlement have been paid, and the matter is fully and finally settled. The amount paid had been recorded as a liability as of June 30, 2012.

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to their outcomes. We have recorded a liability as of December 31, 2012 that we believe represents a sufficient allowance for legal contingencies. The amount of losses that are at least reasonably possible above what has already been accrued for cannot be estimated. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

Executive Officers of the Registrant

Charles E. Bradley, Jr., 53, has been our President and a director since our formation in March 1991, and was elected Chairman of the Board of Directors in July 2001. In January 1992, Mr. Bradley was appointed Chief Executive Officer. From April 1989 to November 1990, he served as Chief Operating Officer of Barnard and Company, a private investment firm. From September 1987 to March 1989, Mr. Bradley, Jr. was an associate of The Harding Group, a private investment banking firm. Mr. Bradley does not currently serve on the board of directors of any other publicly-traded companies.

Mark A. Creatura, 53, has been Senior Vice President – General Counsel since October 1996. From October 1993 through October 1996, he was Vice President and General Counsel at Urethane Technologies, Inc., a polyurethane chemicals formulator. Mr. Creatura was previously engaged in the private practice of law with the Los Angeles law firm of Troy & Gould Professional Corporation, from October 1985 through October 1993.

Jeffrey P. Fritz, 53, has been Senior Vice President - Chief Financial Officer since April 2006.  He was Senior Vice President - Accounting from August 2004 through March 2006. He served as a consultant to us from May 2004 to August 2004. Previously, he was the Chief Financial Officer of SeaWest Financial Corp. from February 2003 to May 2004, and the Chief Financial Officer of AFCO Auto Finance from April 2002 to February 2003. He practiced public accounting with Glenn M. Gelman & Associates from March 2001 to April 2002 and was Chief Financial Officer of Credit Services Group, Inc. from May 1999 to November 2000. He previously served as our Chief Financial Officer from our inception through May 1999.

Robert E. Riedl, 49, has been Senior Vice President - Chief Investment Officer since April 2006. Mr. Riedl was Senior Vice President - Chief Financial Officer from August 2003 until assuming his current position. Mr. Riedl joined the Company as Senior Vice President - Risk Management in January 2003. Previously, Mr. Riedl was a Principal at Northwest Capital Appreciation ("NCA"), a middle market private equity firm, from 2000 to 2002. For a year prior to joining Northwest Capital, Mr. Riedl served as Senior Vice President for one of NCA's portfolio companies, SLP Capital. Mr. Riedl was an investment banker for ContiFinancial Services, Jefferies & Company and PaineWebber from 1986 to 1999.

Christopher Terry, 45, has been Senior Vice President - Servicing since May 2005, and prior to that was Senior Vice President - Asset Recovery since January 2003. He joined us in January 1995 as a loan officer, held a series of successively more responsible positions, and was promoted to Vice President - Asset Recovery in June 1999. Mr. Terry was previously a branch manager with Norwest Financial from 1990 to October 1994.

Teri L. Robinson, 50, has been the Senior Vice President of Originations since April 2007. Prior to that, she held the position of Vice President of Originations since August 1998. She joined the Company in June 1991 as an Operations Specialist. Previously, Ms. Robinson held an administrative position at Greco & Associates.

Michael L. Lavin, 40, has been Senior Vice President – Legal since May 2009. Prior to that, he was our Vice President – Legal since joining the Company in November 2001. Mr. Lavin was previously engaged as a law clerk and an associate with the San Diego law firm (now defunct) of Edwards, Sooy & Byron from 1996 through 2000 and then as an associate with the Orange County firm of Trachtman & Trachtman from 2000 through 2001. Mr. Lavin also clerked for the San Diego District Attorney’s office and Orange County Public Defender’s office.

Curtis K. Powell, 55, has been Senior Vice President – Project Development since May 2010. Previously he was our Senior Vice President – Marketing from March 2007 to May 2010. Prior to that, he was our Senior Vice President of Originations from June 2001 to March 2007. Prior to that, he was our Senior Vice President – Marketing, from April 1995 to June 2001. He joined us in January 1993 as an independent marketing representative until being appointed Regional Vice President of Marketing for Southern California in November 1994. From June 1985 through January 1993, Mr. Powell was in the retail automobile sales and leasing business.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The Company’s Common Stock is traded on the Nasdaq Global Market, under the symbol "CPSS." The following table sets forth the high and low sale prices as reported by Nasdaq for our Common Stock for the periods shown.

		High	Low
January 1 - March 31, 2011	.	$1.48	$1.00
April 1 - June 30, 2011	.	1.28	0.94
July 1 - September 30, 2011	.	1.36	0.86
October 1 - December 31, 2011	.	1.04	0.86
January 1 - March 31, 2012	.	1.69	0.90
April 1 - June 30, 2012	.	2.25	1.17
July 1 - September 30, 2012	.	3.36	1.85
October 1 - December 31, 2012	.	6.19	2.92

As of January 21, 2013, there were 52 holders of record of the Company’s Common Stock. To date, we have not declared or paid any dividends on our Common Stock. The payment of future dividends, if any, on our Common Stock is within the discretion of the Board of Directors and will depend upon our income, capital requirements and financial condition, and other relevant factors. The instruments governing our outstanding debt place certain restrictions on the payment of dividends. We do not intend to declare any dividends on our Common Stock in the foreseeable future, but instead intend to retain any cash flow for use in our operations.

The table below presents information regarding outstanding options to purchase our Common Stock as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	14,207,032	$1.26	1,924,381
Equity compensation plans not approved by security holders	–	–	–
Total	14,207,032	$1.26	1,924,381

Issuer Purchases of Equity Securities in the Fourth Quarter

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

October 2012	–	$–	–	$1,106,043
November 2012	–	–	–	1,106,043
December 2012	–	–	–	1,106,043
Total	–	$–	–

(1)	Each monthly period is the calendar month.
(2)	Through December 31, 2012, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date. As of December 31, 2012, we have purchased $5.0 million in principal amount of debt securities and $28.4 million of our common stock representing 9,800,720 shares.

Item 6.  Selected Financial Data

The following table presents our selected consolidated financial data and operating data as of and for the dates indicated. The data under the captions "Statement of Operations Data" and "Balance Sheet Data" have been derived from our audited and unaudited consolidated financial statements. The remainder is derived from other records of ours. You should read the selected consolidated financial data together with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our audited and unaudited financial statements and notes thereto that are included in this report, and in our quarterly and periodic filings.

	As of and
	For the Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Statement of Operations Data
Revenues:
Interest income	$175,314	$127,856	$137,090	$208,196	$351,551
Servicing fees	2,305	4,348	7,657	4,640	2,064
Other income	9,589	10,927	10,438	11,059	14,796
Total revenues	187,208	143,131	155,185	223,895	368,411
Expenses:
Employee costs	35,573	32,270	33,814	37,306	48,874
General and administrative	29,531	26,759	26,068	32,220	44,368
Interest expense	79,422	83,054	81,577	112,639	156,253
Provision for credit losses	33,495	15,508	29,921	92,011	148,408
Loss on sale of receivables	–	–	–	–	13,963
Total expenses	178,021	157,591	171,380	274,176	411,866
Income (loss) before income tax expense (benefit)	9,187	(14,460)	(16,195)	(50,281)	(43,455)
Income tax expense (benefit)	(60,221)	–	16,982	7,800	(17,364)
Net income (loss)	$69,408	$(14,460)	$(33,177)	$(58,081)	$(26,091)
Earnings (loss) per share-basic	$3.56	$(0.76)	$(1.90)	$(3.12)	$(1.36)
Earnings (loss) per share-diluted	$2.72	$(0.76)	$(1.90)	$(3.12)	$(1.36)
Pre-tax income (loss) per share-basic (1)	$0.47	$(0.76)	$(0.93)	$(2.70)	$(2.26)
Pre-tax income (loss) per share-diluted (2)	$0.36	$(0.76)	$(0.93)	$(2.70)	$(2.26)
Weighted average shares outstanding-basic	19,473	19,013	17,477	18,643	19,230
Weighted average shares outstanding-diluted	25,478	19,013	17,477	18,643	19,230

Balance Sheet Data
Total assets	$1,037,620	$890,050	$742,390	$1,068,261	$1,638,807
Cash and cash equivalents	12,966	10,094	16,252	12,433	22,084
Restricted cash and equivalents	104,445	159,228	123,958	128,511	153,479
Finance receivables, net	744,749	506,279	552,453	840,092	1,339,307
Finance receivables measured at fair value	59,668	160,253	–	–	–
Residual interest in securitizations	4,824	4,414	3,841	4,316	3,582
Warehouse lines of credit	21,731	25,393	45,564	4,932	9,919
Residual interest financing	13,773	21,884	39,440	56,930	67,300
Debt secured by receivables measured at fair value	57,107	166,828	–	–	–
Securitization trust debt	792,497	583,065	567,722	904,833	1,404,211
Long-term debt	73,416	79,094	65,210	48,083	45,826
Shareholders' equity	61,311	(14,207)	2,421	35,577	89,849

(1)	Income (loss) before income tax benefit divided by weighted average shares outstanding-basic. Included for illustrative purposes because some of the periods presented include significant income tax benefits while other periods have neither income tax benefit nor expense.
(2)	Income (loss) before income tax benefit divided by weighted average shares outstanding-diluted. Included for illustrative purposes because some of the periods presented include significant income tax benefits while other periods have neither income tax benefit nor expense.

	As of and
	For the Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008

Contract Purchases/Securitizations
Automobile contract purchases	$551,743	$284,236	$113,023	$8,599	$296,817
Automobile contracts securitized - structured as sales	–	–	103,772	–	198,662
Automobile contracts securitized - structured as secured financings	554,101	335,593	–	–	310,360

Managed Portfolio Data
Contracts held by consolidated subsidiaries	$807,885	$546,018	$597,142	$992,682	$1,477,810
Fireside portfolio	60,807	172,167	–	–	–
Contracts held by non-consolidated subsidiaries	17,298	42,971	83,964	134,894	186,233
Third party portfolios (1)	11,585	33,493	75,097	137,146	79
Total managed portfolio	$897,575	$794,649	$756,203	$1,194,722	$1,664,122
Average managed portfolio	822,571	711,725	928,977	1,342,410	1,934,003

Weighted average fixed effective interest rate (total managed portfolio) (2)	19.6%	18.5%	16.2%	15.8%	18.0%
Core operating expense (% of average managed portfolio) (3)	7.9%	8.3%	6.4%	5.2%	4.8%
Allowance for finance credit losses	$19,594	$10,351	$13,168	$38,274	$78,036
Allowance for finance credit losses (% of total contracts held by consolidated subsidiaries)	2.4%	1.9%	2.2%	4.1%	5.3%
Total delinquencies (2) (4)	4.0%	4.4%	5.7%	4.9%	5.6%
Total delinquencies and repossessions (2) (4)	5.5%	6.2%	9.2%	8.8%	8.6%
Net charge-offs (2) (5)	3.6%	4.8%	9.0%	11.0%	7.7%

(1)	Receivables related to the third party portfolios, on which we earn only a servicing fee.
(2)	Excludes receivables related to the third party portfolios.
(3)	Total expenses excluding provision for credit losses, interest expense, loss on sale of receivables and impairment loss on residual assets.
(4)	For further information regarding delinquencies and the managed portfolio, see the table captioned "Delinquency Experience," in Item 1, Part I of this report and the notes to that table.
(5)	Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of the charge-off, including some recoveries which have been classified as other income in the accompanying financial statements. For further information regarding charge-offs, see the table captioned "Net Charge-Off Experience," in Item I, Part I of this report and the notes to that table.

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

We were incorporated and began our operations in March 1991. From inception through December 31, 2012, we have purchased a total of approximately $9.6 billion of automobile contracts from dealers. In addition, we acquired a total of approximately $822.3 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and, most recently in September 2011. The September 2011 acquisition consisted of approximately $217.8 million of finance receivables that we purchased from Fireside Bank of Pleasanton, California. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. From 2008 through 2010, our managed portfolio decreased each year due to our strategy of limiting contract purchases to conserve our liquidity during the financial crisis and resulting recession, as discussed further below. However, since October 2009, we have gradually increased contract purchase which, in turn, has resulted in recent increases in our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

	$ in thousands
Year	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,743	897,575

We are headquartered in Irvine, California, where most operational and administrative functions are centralized. Most credit and underwriting functions are performed in our California headquarters with some credit functions performed in our Florida office. We service our automobile contracts from our California headquarters and from three servicing branches in Virginia, Florida and Illinois.

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

We purchase automobile contracts with the intention of financing them on a long-term basis through securitizations. Securitizations are transactions in which we sell a specified pool of contracts to one of our special purpose subsidiaries, which in turn issues asset-backed securities to fund its purchase of the pool of contracts. Depending on the structure of the securitization, the transaction may be treated, for financial accounting purposes, as a sale of the contracts or as a secured financing.

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

When structured to be treated as a secured financing for accounting purposes, the subsidiary is consolidated with us. Accordingly, the sold automobile contracts and the related debt appear as assets and liabilities, respectively, on our consolidated balance sheet. We then periodically: (i) recognize interest and fee income on the contracts, (ii) recognize interest expense on the securities issued in the transaction, and (iii) record as expense a provision for credit losses on the contracts. From July 2003 through April 2008, all of our securitizations were structured in this manner. In September 2008, we securitized automobile contracts in a transaction that was in substance a sale, that was treated as a sale for accounting purposes, and in which we retained a residual interest in the automobile contracts. The remaining receivables from that September 2008 securitization were re-securitized in September 2010 in a structure that maintained sale treatment for accounting purposes. In 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts. During 2012 we completed four securitizations of approximately $603.5 million in contracts, including $58.2 million in contracts that were repurchased from 2006 and 2007 securitizations in 2012. The 2011 and 2012 securitizations were all structured as secured financings and none utilized financial guarantees.

When structured to be treated as a sale for accounting purposes, the assets and liabilities of the special-purpose subsidiary are not consolidated with us. Accordingly, the transaction removes the sold automobile contracts from our consolidated balance sheet, the related debt does not appear as our debt, and our consolidated balance sheet shows, as an asset, a retained residual interest in the sold automobile contracts. The residual interest represents the discounted value of what we expect will be the excess of future collections on the automobile contracts over principal and interest due on the asset-backed securities. That residual interest appears on our consolidated balance sheet as "residual interest in securitizations," and the determination of its value is dependent on our estimates of the future performance of the sold automobile contracts. Of our managed portfolio outstanding at December 31, 2012, only our September 2010 securitization was structured to be treated as a sale for accounting purposes.

Credit Risk Retained

Whether a sale of automobile contracts in connection with a securitization or warehouse credit facility is treated as a secured financing or as a sale for financial accounting purposes, the related special-purpose subsidiary may be unable to release excess cash to us if the credit performance of the related automobile contracts falls short of pre-determined standards. Such releases represent a material portion of the cash that we use to fund our operations. An unexpected deterioration in the performance of such automobile contracts could therefore have a material adverse effect on both our liquidity and our results of operations, regardless of whether such automobile contracts are treated for financial accounting purposes as having been sold or as having been financed. For estimation of the magnitude of such risk, it may be appropriate to look to the size of our "managed portfolio," which represents both financed and sold automobile contracts as to which such credit risk is retained. Our managed portfolio as of December 31, 2012 was approximately $897.6 million, which includes a third party servicing portfolio of $11.6 million on which we earn only servicing fees and have no credit risk.

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable incurred credit losses that can be reasonably estimated in our portfolio of automobile contracts. For each monthly pool of contracts that we purchase, we begin establishing the allowance in the month of acquisition and increase it over the subsequent 11 months, through a provision for credit losses charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well.

Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and losses gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. The historical weighted average seasoning of our total owned portfolio excluding Fireside, is summarized in the table below:

December 31,	Weighted Average Age in Months of Owned Portfolio
2009	33
2010	37
2011	27
2012	18

The credit performance of our portfolio is also significantly influenced by our underwriting guidelines and credit criteria we use when evaluating contracts for purchase from dealers. We regularly evaluate our portfolio credit performance and modify our purchase criteria to maximize the credit performance of our portfolio, while maintaining competitive programs and levels of service for our dealers. As a result of such modifications, for receivables originated beginning with the third quarter of 2008, we have found the early credit performance of those static portfolios to be significantly better than most earlier portfolios at similar vintage time frames.

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. Through 2008, we generally purchased external credit enhancement for most of our term securitizations in the form of a financial guaranty insurance policy, guaranteeing timely payment of interest and ultimate payment of principal on the senior asset-backed securities, from an insurance company. However, in our eight most recent securitizations since 2010, we have not purchased financial guaranty insurance policies and do not expect to do so in the near future.

We structure our securitizations to include internal credit enhancement for the benefit the investors (i) in the form of an initial cash deposit to an account ("spread account") held by the trust, (ii) in the form of overcollateralization of the senior asset-backed securities, where the principal balance of the senior asset-backed securities issued is less than the principal balance of the automobile contracts, (iii) in the form of subordinated asset-backed securities, or (iv) some combination of such internal credit enhancements. The agreements governing the securitization transactions require that the initial level of internal credit enhancement be supplemented by a portion of collections from the automobile contracts until the level of internal credit enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related automobile contracts. The specified levels at which the internal credit enhancement is to be maintained will vary depending on the performance of the portfolios of automobile contracts held by the trusts and on other conditions, and may also be varied by agreement among us, our special purpose subsidiary, the insurance company and the trustee. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one transaction to another. The agreements governing the securitizations generally grant us the option to repurchase the sold automobile contracts from the trust when the aggregate outstanding balance of the automobile contracts has amortized to a specified percentage of the initial aggregate balance.

Our September 2008 securitization and the subsequent re-securitization of the remaining receivables from such transaction in September 2010 were each in substance sales of the underlying receivables, and have been treated as sales for financial accounting purposes. They differ from those treated as secured financings in that the trust to which our special-purpose subsidiaries sold the automobile contracts met the definition of a "qualified special-purpose entity" under Statement of Financial Accounting Standards No. 140 (ASC 860 10 65-2). As a result, assets and liabilities of those trusts are not consolidated into our consolidated balance sheet.

Historically, our warehouse credit facility structures were similar to the above, except that (i) our special-purpose subsidiaries that purchased the automobile contracts pledged the automobile contracts to secure promissory notes that they issued, (ii) no increase in the required amount of internal credit enhancement was contemplated, and (iii) we did not purchase financial guaranty insurance. Since October 2009, we have established new funding facilities and gradually increased our contract purchases. More recently, we increased our short-term contract financing resources by $200 million by entering into agreements for a $100 million credit facility in December 2010 and for another $100 million credit facility in February 2011. In May 2012 we entered into another $100 million credit facility with a new lender and in December we extended the December 2010 credit facility to February 2013. Our current maximum revolving warehouse financing capacity is $200 million.

Upon each transfer of automobile contracts in a transaction structured as a secured financing for financial accounting purposes, whether a term securitization or a warehouse financing, we retain on our consolidated balance sheet the related automobile contracts as assets and record the asset-backed notes or loans issued in the transaction as indebtedness.

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

Since the third quarter of 2003, we have conducted 32 term securitizations. Of these 32, 26 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased under our TFC program and acquired in a bulk purchase. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations. Since July 2003 all such securitizations have been structured as secured financings, except that our September 2008 and September 2010 securitizations were in substance sales of the underlying receivables, and were treated as sales for financial accounting purposes.

Our December 2012 securitization included a pre-funding feature in which a portion of the receivables to be pledged to the securitization trust were not scheduled to be delivered to the trust until after the initial closing. As a result, our restricted cash balance at December 31, 2012 included $45.0 million from the proceeds of the sale of the securitization notes that were held by the trustee pending delivery of the remaining receivables. In January 2013, the requisite additional receivables were delivered to the trust and we received the related restricted cash, a significant portion of which was used to repay amounts owed under our warehouse credit facilities.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, since the fourth quarter of 2011, we have reported five consecutive quarters of increasing profitability, observed improvement in credit metrics, and produced reliable internal financial projections. Furthermore, we have demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables. The tables below summarize key areas of recent improvements in our business:

Trend in Quarterly Pre-Tax Earnings
	dollars in thousands
	For the quarter ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Pre tax income	$4,607	$2,728	$1,340	$512	$235

Trend in Annualized Net Charge Offs as % of Average Owned Portfolio
	For the year ended
	2012	2011	2010	2009

Annualized net charge offs as % of average owned portfolio	3.6%	4.8%	9.0%	11.0%

Trend in Annual Contract Purchases and Managed Portfolio
	dollars in thousands
	2012	2011	2010	2009

Contract purchases during the year	$551,743	$284,236	$113,023	$8,599

Outstanding managed portfolio at the end of the year	$897,575	$794,649	$756,203	$1,194,722

Trend in Weighted Average Securitization Blended Cost of Funds

Date of Securitization	Dec-12	Sep-12	Jun-12	Mar-12	Dec-11
Name of Securitization	2012-D	2012-C	2012-B	2012-A	2011-C

Weighted average effective coupon	2.06%	2.45%	3.15%	3.47%	4.93%

As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our net deferred tax assets. Accordingly, we reversed the related valuation allowance of $62.8 million in the fourth quarter of 2012.

Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $75.6 million as of December 31, 2012 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $75.6 million consists of approximately $62.4 million of net U.S. federal deferred tax assets and $13.2 million of net state deferred tax assets. The major components of the deferred tax asset are $62.5 million in net operating loss carryforwards and built in losses and $13.1 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $189 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of $109.9 million and $186.8 million, respectively. The federal net operating losses begin to expire in 2022. The state net operating losses begin to expire in 2013.

In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) forecasted future net earnings from operations. Based upon those considerations, we have concluded that it is more likely than not that the U.S. and state net operating loss carryforward periods provide enough time to utilize the deferred tax assets pertaining to the existing net operating loss carryforwards and any net operating loss that would be created by the reversal of the future net deductions which have not yet been taken on a tax return. Our estimates of taxable income are forward-looking statements, and there can be no assurance that our estimates of such taxable income will be correct. Factors discussed under "Risk Factors," and in particular under the subheading "Risk Factors -- Forward-Looking Statements" may affect whether such projections prove to be correct.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 57 term securitizations of approximately $7.7 billion in contracts. We conducted four term securitizations in 2006, four in 2007, two 2008, one in 2010, three in 2011 and four in 2012. From July 2003 through April 2008 all of our securitizations were structured as secured financings. The second of our two securitization transactions in 2008 (completed in September 2008) and our securitization in September 2010 (a re-securitization of the remaining receivables from the September 2008 transaction) were each in substance a sale of the related contracts, and have been treated as sales for financial accounting purposes. In 2011, we completed three securitizations of approximately $335.6 million in newly originated contracts. During 2012 we completed four securitizations of approximately $603.5 million in contracts, including $58.2 million in contracts that were repurchased from 2006 and 2007 securitizations in 2012. The 2011 and 2012 securitizations were all structured as secured financings and none utilized financial guarantees.

From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. The adverse changes that took place in the market from the fourth quarter of 2007 through the end of 2009 caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009, we have established new funding facilities and gradually increased our contract purchases. In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the remaining underlying receivables from our unrated September 2008 securitization. This transaction was our first rated term securitization since 1993 that did not utilize a financial guaranty. More recently, we increased our short-term funding capacity by $200 million with the establishment of a new $100 million credit facility in December 2010 and an additional $100 million credit facility in February 2011. We entered into a new $100 million credit facility in May 2012 and in December 2012, extended the December 2010 facility to February 2013. Our current maximum revolving warehouse financing capacity is $200 million.

Financial Covenants

Certain of our securitization transactions and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2012 we were in compliance with all such financial covenants.

Results of Operations

Comparison of Operating Results for the Year Ended December 31, 2012 with the Year Ended December 31, 2011

Revenues.  During the year ended December 31, 2012, revenues were $187.2 million, an increase of $44.1 million, or 30.8%, from the prior year revenue of $143.1 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the year ended December 31, 2012 increased $47.5 million, or 37.1%, to $175.3 million from $127.9 million in the prior year. The primary reason for the increase in interest income is an increase on interest earned on finance receivables of $47.9 million, which is due primarily to the increase in the balance of finance receivables held by consolidated subsidiaries. At December 31, 2012 the aggregate outstanding balance of finance receivables held by consolidated subsidiaries was $868.7 million compared to $718.2 million at December 31, 2011. Also contributing to the increase in interest income was an increase in the weighted average interest rate on finance receivables held by consolidated subsidiaries. The weighted average interest rate on finance receivables held by consolidated subsidiaries increased to 19.6% at December 31, 2012, compared to 18.5% at December 31, 2011. The reason for the increase is that contracts we purchased in 2012 had a higher weighted average interest rate than the weighted average interest rate of aggregate finance receivables held by consolidated subsidiaries at December 31, 2011.

Offsetting the increase in interest income on finance receivables held by subsidiaries, was a decrease in interest income on our residual interest in securitizations of $356,000, and a decrease in interest earned on cash deposits (including restricted cash deposits) of $87,000.

Servicing fees totaling $2.3 million in the year ended December 31, 2012 decreased $2.0 million, or 47.0%, from $4.3 million in the prior year. The decrease in servicing fees is the result of the continuing amortization of our third-party servicing portfolio (owned by a subsidiary of CompuCredit Corporation) and of our owned non-consolidated portfolio. As of December 31, 2012 and 2011, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and by third parties was as follows:

	December 31, 2012		December 31, 2011
	Amount	% (1)	Amount	% (1)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$807.9	90.0%	$546.0	68.7%
Fireside	60.8	6.8%	172.2	21.7%
Owned by Non-Consolidated Subsidiaries	17.3	1.9%	42.9	5.4%
Third-Party Servicing Portfolios	11.6	1.3%	33.5	4.2%
Total	$897.6	100.0%	$794.6	100.0%

(1) Percentages may not add up to 100% due to rounding

At December 31, 2012, we were generating income and fees on a managed portfolio with an outstanding principal balance of $897.6 million compared to a managed portfolio with an outstanding principal balance of $794.6 million as of December 31, 2011. At December 31, 2012 and 2011, the managed portfolio composition was as follows:

	December 31, 2012		December 31, 2011
	Amount	% (1)	Amount	% (1)
Originating Entity	($ in millions)
CPS	$825.0	91.9%	$586.9	73.9%
Fireside	60.8	6.8%	172.2	21.7%
TFC	0.2	0.0%	2.0	0.3%
Third-Party Servicing Portfolios	11.6	1.3%	33.5	4.2%
Total	$897.6	100.0%	$794.6	100.0%

(1) Percentages may not add up to 100% due to rounding

Other income decreased $1.3 million, or 11.9%, to $9.6 million in the year ended December 31, 2012 from $10.9 million during the prior year. The year-over-year decrease is the result of a variety of factors including $479,000 in negative fair value adjustments to the portfolio and related debt of the Fireside portfolio in 2012, compared to $626,000 in positive adjustments in the prior year. In addition we experienced aggregate decreases of $452,000 in recoveries on the receivables from the 2002 acquisition and sales tax refunds. Decreases in other income were partially offset by increases $541,000 from direct mail and related products and services that we offer to our dealers, and increases of $38,000 in remittances from third-party providers of convenience fees paid by our customers for web based and other electronic payments.

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

Employee costs include base salaries, commissions and bonuses paid to employees, and certain expenses related to the accounting treatment of stock options, and are one of our most significant operating expenses. These costs (other than those relating to stock options) generally fluctuate with the level of applications and automobile contracts processed and serviced.

Other operating expenses consist primarily of facilities expenses, telephone and other communication services, credit services, computer services, marketing and advertising expenses, and depreciation and amortization.

Total operating expenses were $178.0 million for the year ended December 31, 2012, compared to $157.6 million for the prior year, an increase of $20.4 million, or 13.0%. The increase is primarily due to increases in provision for credit losses and employee costs, which increased by $18.0 million and $3.3 million, or 116.0% and 10.2%, respectively.

Employee costs increased by 10.2% to $35.6 million during the year ended December 31, 2012, representing 20.0% of total operating expenses, from $32.3 million for the prior year when they represented 20.5% of total operating expenses. During 2012, we added employees in our Originations and Marketing departments to accommodate the increase in contract purchases in 2012 compared to 2011. These additions have offset reductions in our Servicing department staff that have resulted from decreases in the number of accounts in our managed portfolio during 2012. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the years, ended December 31, 2011 and 2012:

	December 31, 2012	December 31, 2011
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$551.7	$284.2
Contracts purchased (units)	36,030	18,110
Managed portfolio outstanding (dollars)	$897.6	$794.7
Managed portfolio outstanding (units)	91,549	107,928

Number of Originations staff	146	91
Number of Marketing staff	89	58
Number of Servicing staff	279	323
Number of other staff	60	58
Total number of employees	574	530

Note that although the dollar balance of our managed portfolio increased by $102.9 million, or 13.0%, from December 31, 2011 to December 31, 2012, the number of accounts in our managed portfolio actually decreased by 16,379 units, or 15.2%, over the same period. The disparity in the changes of the principal amount versus the units of our managed portfolio is the result of the combination of the 2012 contract originations with an average original amount financed of $15,313 and the ongoing maturities, prepayments and charge-offs of older accounts with smaller average balances.

General and administrative expenses increased by 5.8% to $15.4 million and represented 8.7% of total operating expenses in the year ending December 31, 2012, as compared to the prior year when such expenses represented 9.3% of total operating expenses. General and administrative expenses include telecommunications costs, postage and delivery costs and other costs associated with servicing our managed portfolio.

Provision for credit losses was $33.5 million for the year ended December 31, 2012, an increase of $18.0 million, or 116.0%, compared to the prior year and represented 18.8% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for the probable incurred credit losses that can be reasonably estimated. The increase in provision expense compared to the prior year was a result of increased contract purchases in 2012 and the related increase in the size of our portfolio of finance receivables.

Interest expense for the year ended December 31, 2012 decreased $3.6 million, or 4.4%, to $79.4 million, compared to $83.1 million in the previous year. The decrease is due primarily to significantly lower interest rates on the securitization transactions we entered into during 2012 compared to the amortizing balances of securitization debt incurred prior to 2012. Those decreases were partially offset by an increase in interest expense for the Fireside portfolio, which was acquired late in September 2011. As a result, interest expense on the Fireside portfolio was incurred for only a partial year in 2011 compared to a full year for 2012.

Interest on securitization trust debt decreased by $7.3 million in 2012 compared to the prior year. This was caused by lower overall blended interest rates on securitizations completed during 2012 compared to securitizations that existed at December 31, 2011. Interest expense on our residual interest financing decreased by $1.8 million as the balance outstanding decreased from $21.9 million at the end of 2011 to $13.8 million at the end of 2012.

In September 2011 we established a credit facility exclusively for the acquisition of the Fireside portfolio. For the full year 2012 we incurred $15.7 million in related interest expense compared to $9.3 million for 2011, which only encompassed the period from the date of the acquisition through December 2011.

Interest expense on warehouse debt decreased by $2.8 million in 2012 compared to the prior year. Although we significantly increased our contract purchases to $551.7 million in 2012 compared to $284.2 in 2011, our strategy of utilizing pre-funding features in our securitizations during 2012 allowed us to reduce warehouse facility borrowings.

Interest expense on senior secured and subordinated debt increased by $339,000 in 2012 compared to the prior year. During 2012, we repaid $11.2 million in senior secured related party debt, although because there were additions to such debt during 2011, the monthly weighted average balance of senior secured related party debt was $59.3 million and $57.6 million in 2011 and 2012, respectively. We also issued a net additional $2.5 million in subordinated renewable notes during 2012.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. These expenses increased by $2.2 million, or 25.9%, to $10.7 million, compared to $8.5 million in the previous year and represented 6.0% of total operating expenses. We purchased 36,030 contracts in 2012 compared to 18,110 in 2011.

Occupancy expenses decreased by $112,000 or 3.7%, to $2.9 million compared to $3.0 million in the previous year, and represented 1.6% of total operating expenses.

Depreciation and amortization expenses decreased by $129,000, or 19.1%, to $543,000 from $672,000 in the previous year.

For the year ended December 31, 2012, we recorded $2.6 million of net tax expense and reduced our valuation allowance for our deferred tax assets by $62.8 million, which resulted in a net tax benefit of $60.2 million. Since the fourth quarter of 2011, we have reported five consecutive quarters of increasing profitability, observed improvement in credit metrics, and produced reliable internal financial projections. Furthermore, we have demonstrated an ability to increase our new contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables. As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our deferred tax assets. Accordingly, we reversed the related valuation allowance. However, if future events change our expected realization of our deferred tax assets, we may be required to reestablish the related valuation allowance in the future.

Liquidity and Capital Resources

Liquidity

Our business requires substantial cash to support purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flow from operating activities, including proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under warehouse credit facilities, servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitized portfolios of automobile contracts in which we have retained a residual ownership interest and the related spread accounts. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under warehouse credit facilities and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those portfolios and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to purchase, sell, and borrow against automobile contracts.

Net cash provided by operating activities for the years ended December 31, 2012 and 2011 was $35.0 million and $10.8 million, respectively. Net cash from operating activities is generally provided by net income from operations adjusted for significant non-cash items such as our provision for credit losses, accretion of deferred acquisition fees, and, in 2012, the net change in our deferred tax assets of $62.8 million.

Net cash used in investing activities for the year ended December 31, 2012 was $91.5 million compared to net cash used in investing activities of $155.0 million in 2011. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment. Cash used in investing activities generally relates to purchases of finance receivables. Purchases of finance receivables held for investment were $551.7 million and $284.2 million in 2012 and 2011, respectively.

Net cash provided by financing activities for the year ended December 31, 2012 was $59.4 million compared with net cash provided by financing activities of $138.0 million in 2011. Cash used or provided by financing activities is primarily attributable to the issuance or repayment of debt, and in particular, securitization trust debt and portfolio acquisition financing. We issued $558.5 million in new securitization trust debt in 2012 compared to $339.5 million of new securitization trust debt in 2011. In 2011 we also issued $197.3 million in new debt in conjunction with the acquisition of the Fireside portfolio. Repayments of securitization debt were $351.0 million and $330.0 million in 2012 and 2011, respectively.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of December 31, 2012, we had unrestricted cash of $13.0 million. We had $82.6 million available under one warehouse credit facility and $95.7 million available under our second warehouse credit facility (in both facilities advances are subject to available eligible collateral). During 2012 we completed four securitizations aggregating $603.5 million of receivables, and we intend to continue completing securitizations regularly during 2013, although there can be no assurance that we will be able to so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations. While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; or (ii) in certain circumstances, may permit the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related trusts will continue to generate sufficient cash. Moreover, some of our spread account balances are pledged as collateral to our residual interest financing and, under certain circumstances, releases from our spread account balances could be diverted to repay such residual interest financing.

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2012, we were in compliance with all such covenants.

We have and will continue to have a substantial amount of indebtedness. At December 31, 2012, we had approximately $958.5 million of debt outstanding. Such debt consisted primarily of $792.5 million of securitization trust debt, and also included $57.1 million in debt for the acquisition of the Fireside portfolio, $21.7 million of warehouse lines of credit, $13.8 million of residual interest financing, $50.1 million of senior secured related party debt and $23.3 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $9.2 million in 2012, preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

Although we believe we are able to service and repay our debt, there is no assurance that we will be able to do so. If our plans for future operations do not generate sufficient cash flows and earnings, our ability to make required payments on our debt would be impaired. Failure to pay our indebtedness when due could have a material adverse effect and may require us to issue additional debt or equity securities.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2012 (dollars in thousands):

	Payment Due by Period (1)
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Long Term Debt (2)	$87,189	$76,027	$9,815	$185	$1,162
Operating Leases	$10,672	$2,712	$5,020	$2,657	$283

(1)	Securitization trust debt, in the aggregate amount of $792.5 million as of December 31, 2012, is omitted from this table because it becomes due as and when the related receivables balance is reduced by payments and charge-offs. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $314.8 million in 2013, $220.8 million in 2014, $143.8 million in 2015, $83.9 million in 2016, and $29.2 million in 2017. Similarly, the $57.1 million in debt associated with the Fireside receivables acquisition measured at fair value is estimated to be repaid in 2013.
(2)	Long-term debt includes residual interest debt, senior secured debt and subordinated renewable notes.

For debt that is due in 2013, we anticipate repaying it with a combination of cash flows from operations and issuances of new debt.

Warehouse Credit Facilities

The terms on which credit has been available to us for purchase of automobile contracts have varied in recent years, as shown in the following summary of our warehouse credit facilities:

Facility Established in September 2009. On September 25, 2009 we established a $50 million secured revolving credit facility with Fortress Credit Corp., which matured on September 25, 2011. The facility was structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing against a credit facility to our consolidated subsidiary Page Four Funding LLC. The facility provided for advances up to 75% of eligible finance receivables and the loans under it accrued interest at a rate of one-month LIBOR plus 12.00% per annum, with a minimum rate of 14.00% per annum. As part of the consideration given to Fortress for committing to make loans under this facility, we issued a 10-year warrant to purchase up to 1,158,087 of our common shares, at an exercise price of $0.879 per share (we refer to this as the Fortress Warrant). Issuance of the Fortress Warrant required an adjustment to the terms of an existing outstanding warrant regarding 1,564,324 shares, reducing the exercise price of that other warrant from $1.44 per share to $1.40702 per share and increasing the number of shares available for purchase to 1,600,991.

Facility Established in December 2010. In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing against a credit facility to our consolidated subsidiary Page Six Funding LLC. The facility provides for advances up to 82% of eligible finance receivables and the loans under it accrue interest at a rate of one-month LIBOR plus 5.73% per annum, with a minimum rate of 7.23% per annum. In December 2012 we amended the terms of this facility to extend the maturity date from December 2012 to February 2013. There was $4.3 million outstanding under this facility at December 31, 2012.

Facility Established in February 2011. On February 24, 2011, we entered into an additional $100 million two-year warehouse credit line with UBS Real Estate Securities, Inc. The facility revolved during the first year and amortizes during the second year. The facility was structured to allow us to fund a portion of the purchase price of automobile contracts by drawing against a floating rate variable funding note issued by our consolidated subsidiary Page Seven Funding, LLC. The facility provided for advances up to 76.5% of eligible finance receivables and the notes under it accrue interest at one-month LIBOR plus 6.00% per annum. In February 2012, we amended this facility to extend the revolving period from February 2012 to May 2012 and reduced the maximum advance from $100 million to $35 million. There was $21,000 outstanding under this facility at December 31, 2012.

Facility Established in May 2012. On May 11, 2012, we entered into an additional $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 88.4% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 6.00% per annum, with a minimum rate of 6.75% per annum. At December 30, 2012 there was $17.4 million outstanding under this facility.

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

Capitalization

Over the period from January 1, 2011 through December 31, 2012 we have managed our capitalization by issuing and refinancing debt as summarized in the following table:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
RESIDUAL INTEREST FINANCING:
Beginning balance	$21,884	$39,440
Issuances	–	–
Payments	(8,111)	(17,556)
Ending balance	$13,773	$21,884

SECURITIZATION TRUST DEBT:
Beginning balance	$583,065	$567,722
Issuances	558,500	339,524
Payments	(349,068)	(324,181)
Ending balance	$792,497	$583,065

SENIOR SECURED DEBT, RELATED PARTY:
Beginning balance	$58,344	$44,873
Issuances	–	12,800
Payments	(11,200)	(1,600)
Debt discount net of amortization	2,991	2,271
Ending balance	$50,135	$58,344

SUBORDINATED RENEWABLE NOTES:
Beginning balance	$20,750	$20,337
Issuances	4,957	3,646
Payments	(2,426)	(3,233)
Ending balance	$23,281	$20,750

DEBT SECURED BY RECEIVABLES MEASURED
AT FAIR VALUE:
Beginning balance	$166,828	$–
Issuances	–	197,263
Payments	(121,413)	(35,240)
Accretion of premium	4,579	5,606
Mark to fair value	7,113	(801)
Ending balance	$57,107	$166,828

Residual Interest Financing.

In July 2007, we established a combination term and revolving residual credit facility and have used eligible residual interests in securitizations as collateral for floating rate borrowings. The amount that we were able to borrow was computed using an agreed valuation methodology of the residuals, subject to an overall maximum principal amount of $120 million, represented by (i) a $60 million Class A-1 variable funding note (the “revolving note”), and (ii) a $60 million Class A-2 term note (the “term note”). The term note was fully drawn in July 2007 and was originally due in July 2009. As of July 2008, we had drawn $26.8 million on the revolving note. The facility’s revolving feature expired in July 2008. On July 10, 2008 we amended the terms of the combination term and revolving residual credit facility, (i) eliminating the revolving feature and increasing the interest rate, (ii) consolidating the amounts then owing on the Class A-1 note with the Class A-2 note, (iii) establishing an amortization schedule for principal reductions on the Class A-2 note, and (iv) providing for an extension, at our option if certain conditions were met, of the Class A-2 note maturity from June 2009 to June 2010. In June 2009 we met all such conditions and extended the maturity. In conjunction with the amendment, we reduced the principal amount outstanding to $70 million by delivering to the lender (i) warrants valued as being equivalent to 2,500,000 common shares, or $4,071,429, and (ii) cash of $12,765,244. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In May 2010, we extended the maturity date from June 2010 to May 2011. In May 2011, we extended the maturity date of the facility from May 2011 to May 2012. In February 2012, we exchanged certain previously pledged residual interests with new, previously unpledged, residual interests and extended the maturity date to February 2013. In September 2012, the maturity date was again extended to September 2013 and the requirement for monthly principal repayments was eliminated if certain pool performance measures are met. As of December 31, 2012 the aggregate indebtedness under this facility was $13.8 million.

Securitization Trust Debt.  From July 2003 through April 2008, we have, for financial accounting purposes, treated securitizations of automobile contracts as secured financings, and the asset-backed securities issued in such securitizations remain on our balance sheet as securitization trust debt. Our September 2008 and the re-securitization of the remaining receivables from such transaction in September 2010 were each structured as a sale for financial accounting purposes and the asset-backed securities issued in those transactions have not been and are not on our balance sheet. Our four 2012 and three 2011 securitizations are all treated as secured financings.

In March 2010, we entered into a $50 million term funding facility with a syndicate of note purchasers including affiliates of Angelo, Gordon & Co., L.P. and an affiliate of Cohen & Company Securities. Under the term funding facility, the note purchasers agreed to purchase up to $50 million in asset-backed notes through December 31, 2010, subject to collateral eligibility and other terms and conditions, through the end of 2010. Amounts outstanding originally accrued interest at a fixed rate of 11.00%. In June 2011, we restructured the facility to get the senior notes rated investment grade and issued an additional $9.8 million in three tranches of new subordinated notes. The interest rate on the senior notes was reduced to 9.25% as a result of getting an investment grade rating. Principal payments on the notes are due as the underlying receivables are paid or charged off, and the final maturity is July 17, 2017. In connection with the establishment of this term funding facility, we paid a closing fee of $750,000 and issued to certain of the note purchasers or their designees warrants to purchase 500,000 shares of our common stock at an exercise price of $1.41 per share (we refer to this as the Page Five Warrant). Issuance of the Page Five Warrant required adjustments to the terms of two existing outstanding warrants. The first warrant related to 1,600,991 shares, on which the exercise price was decreased from $1.407 per share to $1.398 per share and the number of shares available for purchase was increased to 1,611,114. The second affected warrant related to 283,985 shares, which was increased to 285,781 shares. As of December 31, 2012, there was $21.3 million outstanding under the facility and no additional advances are expected to be made.

Senior Secured Debt.  From 1998 to 2005, we entered into a series of financing transactions with Levine Leichtman Capital Partners II, L.P. In July 2007 we repaid the final amounts due under these financing transactions. On June 30, 2008, we entered into a series of agreements pursuant to which an affiliate of Levine Leichtman Capital Partners purchased a $10 million five-year, fixed rate, senior secured note from us. The indebtedness is secured by substantially all of our assets, though not by the assets of our special-purpose financing subsidiaries. In July 2008, in conjunction with the amendment of the residual interest financing as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note. Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock. In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018. We valued the warrants using the Black-Scholes valuation model and recorded their value as a liability on our balance sheet because the terms of the warrants also included a provision whereby the lender could require us to purchase the warrants for cash. That provision was eliminated by mutual agreement in September 2008. The FMV Warrants were initially exercisable to purchase 1,500,000 shares for $2.573 per share, were adjusted in connection with the July 2008 issuance of other warrants to become exercisable to purchase 1,564,324 shares at $2.4672 per share, and were further adjusted in connection with a July 2009 amendment of our option plan to become exercisable at $1.44 per share. Upon issuance in September 2009 of the Fortress Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,600,991 shares at an exercise price of $1.407 per share. Upon issuance in March 2010 of the Page Five Warrant, the FMV Warrant was further adjusted to become exercisable to purchase 1,611,114 shares at an exercise price of $1.39818 per share.

In November 2009 we entered into an additional agreement with this lender whereby they purchased an additional $5 million note. The note accrued interest at 15.0% and was repaid in December 2010 at which time the lender purchased a new $27.8 million note under substantially the same terms as the $10 million and $15 million notes already outstanding. The $27.8 million note accrues interest at 16.0% and matures in December 2013. Concurrent with the issuance of the $27.8 million note, the term $10 and $15 million notes were amended to change their maturity dates to December 2013. In conjunction with the issuance of the $27.8 million note, we issued to the lender 880,000 shares of common stock and 1,870 shares of Series B convertible preferred stock. Each share of the Series B convertible preferred stock was exchanged for 1,000 shares of our common stock on June 15, 2011, upon shareholder approval of such exchange. At the time of issuance, the value of the common stock and Series B preferred stock was $753,000 and $1.6 million, respectively. On March 31, 2011, we sold an additional $5 million note due February 29, 2012 to LLCP. In April 2011 we purchased from LLCP a portion of an outstanding subordinated note issued by our CPS Cayman Residual Trust 2008-A, and financed that purchase by issuing to LLCP a new $3 million note which was fully repaid in June 2012. In November 2011, we sold an additional $5 million note which was fully repaid in October 2012. In February 2012, we extended the maturity of the $5 million note that was originally due in February 2012 to March 2012 when it was repaid in full. Each of these last three notes discussed accrued interest at 14% per annum.

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

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth, capitalization, investments, acquisitions, restricted payments and certain dividend restrictions. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare default if a default occurred under a different facility. As of December 31, 2012, we were in compliance with all such covenants.

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

New Accounting Pronouncements

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be crossreferenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk during the period between when contracts are purchased from dealers and when such contracts become part of a term securitization. Specifically, the interest rate due on our warehouse credit facilities are adjustable while the interest rates on the contracts are fixed. Historically, our term securitizations have had fixed rates of interest. To mitigate some of this risk, we have in the past, and generally intend to continue to structure our term securitization transactions to include pre-funding structures, whereby the amount of notes issued exceeds the amount of contracts initially sold to the trusts. In pre-funding, the proceeds from the pre-funded portion are held in an escrow account until we sell the additional contracts to the trust. In pre-funded securitizations, we lock in the borrowing costs with respect to the contracts we subsequently deliver to the trust. However, we incur an expense in pre-funded securitizations equal to the difference between the money market yields earned on the proceeds held in escrow prior to subsequent delivery of contracts and the interest rate paid on the notes outstanding, the amount as to which there can be no assurance.

Item 8. Financial Statements and Supplementary Data

This report includes Consolidated Financial Statements, notes thereto and an Independent Auditors’ Report, at the pages indicated below, in the "Index to Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management of the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2012 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission; and (ii) to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

The certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Internal Control. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report, immediately below. During the fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the chief executive and chief financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management, with the participation of the chief executive and chief financial officers, believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Information regarding directors of the registrant is incorporated by reference to the registrant’s definitive proxy statement for its annual meeting of shareholders to be held in 2013 (the "2013 Proxy Statement"). The 2013 Proxy Statement will be filed not later than April 30, 2013. Information regarding executive officers of the registrant appears in Part I of this report, and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated by reference to the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the 2013 Proxy Statement.

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

Exhibit Number	Description (“**” indicates compensatory plan or agreement.)
2.1	Agreement and Plan of Merger, dated as of November 18, 2001, by and among the Registrant, CPS Mergersub, Inc. and MFN Financial Corporation. (Exhibit 2.1 to Form 8-K filed on November 19, 2001 by MFN Financial Corporation)
3.1	Restated Articles of Incorporation (Exhibit 3.1 to Form 10-K filed March 31, 2009)
3.1.1	Certificate of Designation re Series B Preferred (Exhibit 3.1.1 to Form 8-K filed by the registrant on December 30, 2010)
3.2	Amended and Restated Bylaws (Exhibit 3.3 to Form 8-K filed July 20, 2009)
4.1	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.2	Form of Indenture re Renewable Unsecured Subordinated Notes (“RUS Notes”). (Exhibit 4.1 to Form S-2, no. 333-121913)
4.2.1	Form of RUS Notes (Exhibit 4.2 to Form S-2, no. 333-121913)
4.3	Form of Indenture re additional Renewable Unsecured Subordinated Notes (“ARUS Notes”) (Exhibit 4.1 to Form S-1, no. 333-168976)
4.3.1	Form of ARUS Notes (Exhibit 4.2 to Form S-1, no. 333-168976)
4.4	Supplement dated December 7, 2010 to Indenture re ARUS Notes (Exhibit 4.3 to Form S-1, no. 333-168976)
4.23	Indenture dated as of June 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-B (exhibit 4.23 to Form 8-K filed by the registrant on June 29, 2007)
4.24	Sale and Servicing Agreement dated as of June 1, 2007, related to notes issued by CPS Auto Receivables Trust 2007-B (exhibit 4.24 to Form 8-K filed by the registrant on June 29, 2007.)
4.25	Indenture dated as of September 1, 2007, respecting notes issued by CPS Auto Receivables Trust 2007-C (exhibit 4.25 to Form 8-K filed by the registrant on November 2, 2007)
4.26	Sale and Servicing Agreement dated as of September 1, 2007, related to notes issued by CPS Auto Receivables Trust 2007-C (exhibit 4.26 to Form 8-K filed by the registrant on November 2, 2007.)

4.27	Indenture re Notes issued by CPS Auto Receivables Trust 2008-A (exhibit 4.27 to Form 8-K filed by the registrant on April 15, 2008)
4.28	Sale and Servicing Agreement dated as of March 1, 2008, related to notes issued by CPS Auto Receivables Trust 2008-A (exhibit 4.28 to Form 8-K filed by the registrant on April 15, 2008)
4.29	Revolving Credit Agreement dated December 23, 2010 (Exhibit 4.29 to Form 10-K filed March 31, 2011)
4.37	Indenture re Notes issued by CPS Auto Receivables Trust 2012-A (exhibit 4.37 to Form 10-Q filed by the registrant on April 24, 2012)
4.38	Sale and Servicing Agreement dated as of March 1, 2012, related to notes issued by CPS Auto Receivables Trust 2012-A (exhibit 4.38 to Form 10-Q filed by the registrant on April 24, 2012)
4.39	Indenture re Notes issued by CPS Auto Receivables Trust 2012-B (exhibit 4.39 to Form 8-K filed by the registrant on June 26, 2012)
4.40	Sale and Servicing Agreement dated as of June 1, 2012, related to notes issued by CPS Auto Receivables Trust 2012-B (exhibit 4.40 to Form 8-K filed by the registrant on June 26, 2012)
4.41	Indenture re Notes issued by CPS Auto Receivables Trust 2012-A (exhibit 4.41 to Form 10-Q filed by the registrant on November 6, 2012)
4.42	Sale and Servicing Agreement dated as of March 1, 2012, related to notes issued by CPS Auto Receivables Trust 2012-A (exhibit 4.42 to Form 10-Q filed by the registrant on November 6, 2012)
10.1	1991 Stock Option Plan & forms of Option Agreements thereunder (Exhibit 10.19 to Form S-2, no. 333-121913) **
10.2	1997 Long-Term Incentive Stock Plan ("1997 Plan") (Exhibit 10.20 to Form S-2, no. 333-121913) **
10.2.1	Form of Option Agreement under 1997 Plan (Exhibit 10.2.1 to Form 10-K filed March 13, 2006) **
10.14	2006 Long-Term Equity Incentive Plan as amended to date (Exhibit 10.5 to Form S-1, post-effective amendment thereto, filed December 23, 2011)**
10.14.1	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 10.14.1 to registrant's Form 10-K filed March 9, 2007)**
10.14.2	Form of Option Agreement under the 2006 Long-Term Equity Incentive Plan (Exhibit 99.(D)(2) to registrant's Schedule TO filed November 12, 2009)**
10.15	Securities Purchase Agreement between the registrant and Levine Leichtman Capital Partners IV, L. P. ("LLCP"), relating to the sale of an aggregate of $25 million of Notes. (Incorporated by reference to exhibit 99.2 to Schedule 13D filed by LLCP on July 10, 2008)
10.15.1	Amendment dated July 10, 2008 to Securities Purchase Agreement dated June 30, 2008 between the registrant and LLCP. (Exhibit 10.15.1 to registrant's Form 10-Q filed August 11, 2008)
10.15.2	Amendment dated December 23, 2010 to Securities Purchase Agreement dated June 30, 2008 between the registrant and LLCP. (incorporated by reference to Schedule 13D by Levine Leichtman Capital Partners IV, L.P. on January 3, 2011.
10.16	Registration Rights Agreement between the registrant and LLCP. (Incorporated by reference to exhibit 99.6 to Schedule 13D filed by LLCP on July 10, 2008)
10.17	Investor Rights Agreement between the registrant and LLCP. (Incorporated by reference to exhibit 99.7 to Schedule 13D filed by LLCP on July 10, 2008)

10.18	FMV Warrant dated June 30, 2008, issued to LLCP. (Incorporated by reference to the FMV warrant appearing as pages A-1 through A-13 of the preliminary proxy statement filed by the registrant on July 28, 2008.)
10.18.1	Amendment dated March 30, 2012 to FMV Warrant dated June 30, 2008, issued to LLCP. (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K dated March 30, 2012, as amended and filed on Form 8-K/A by the registrant on May 30, 2012.)
10.19	N Warrant dated June 30, 2008, issued to LLCP. (Incorporated by reference to the FMV warrant appearing as pages B-1 through B-13 of the preliminary proxy statement filed by the registrant on July 28, 2008.)
10.19.1	Amendment dated March 30, 2012 to N Warrant dated June 30, 2008, issued to LLCP. (Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K dated March 30, 2012, as amended and filed on Form 8-K/A by the registrant on May 30, 2012.)
10.20	Amended and Restated Note Purchase Agreement dated July 10, 2008 among the registrant, its subsidiary Folio Funding II, LLC, and Citigroup Financial Products Inc. (Exhibit 10.20 to registrant's Form 10-Q filed August 11, 2008)
10.21	Amended and Restated Indenture dated July 10, 2008 among Folio Funding II, LLC, Citigroup Financial Products Inc. and Wells Fargo Bank, N.A. (Exhibit 10.21 to registrant's Form 10-Q filed August 11, 2008)
10.22	Performance Guaranty dated July 10, 2008 issued by the registrant in favor of Citigroup Financial Products Inc. (Exhibit 10.22 to registrant's Form 10-Q filed August 11, 2008)
10.23	Warrant dated July 10, 2008, issued to Citigroup Global Markets Inc. (Exhibit 10.23 to registrant's Form 10-Q filed August 11, 2008)
10.24	Purchase and Sale Agreement re Motor Vehicle Contracts dated as of September 26, 2008 (Exhibit 10.24 to Form 8-K/A filed by the registrant on November 7, 2008)
10.25	Transfer and Servicing Agreement dated as of September 26, 2008 (Exhibit 10.25 to Form 8-K/A filed by the registrant on November 7, 2008)
10.26	Revolving Credit Agreement dated September 25, 2009 among the registrant, its subsidiary Page Four Funding, LLC, and Fortress Credit Corp. ("Fortress") (Exhibit 10.1 to registrant's Form 8-K filed October 1, 2009)
10.27	Warrant dated September 25, 2009, issued to an affiliate of Fortress. (Exhibit 10.2 to registrant's Form 8-K filed October 1, 2009)
10.27.1	Amendment dated March 30, 2012 to Warrant dated September 25, 2009, issued to an affiliate of Fortress. (Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K dated March 30, 2012, as amended and filed on Form 8-K/A by the registrant on May 30, 2012.)
14	Registrant’s Code of Ethics for Senior Financial Officers (Exhibit 14 to Form 10-K filed March 13, 2006)
21	List of subsidiaries of the registrant (filed herewith)
23.1	Consent of Crowe Horwath LLP (filed herewith)
31.1	Rule 13a-14(a) certification by chief executive officer (filed herewith)
31.2	Rule 13a-14(a) certification by chief financial officer (filed herewith)
32	Section 1350 certification (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC. (registrant)
February 15, 2013	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 15, 2013	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr., Director, President and Chief Executive Officer (Principal Executive Officer)
February 15, 2013	/s/ CHRIS A. ADAMS
Chris A. Adams, Director
February 15, 2013	/s/ BRIAN J. RAYHILL
Brian J. Rayhill, Director
February 15, 2013	/s/ WILLIAM B. ROBERTS
William B. Roberts, Director
February 15, 2013	/s/ GREGORY S. WASHER
Gregory S. Washer, Director
February 15, 2013	/s/ DANIEL S. WOOD
Daniel S. Wood, Director
February 15, 2013	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz, Sr. Vice President and Chief Financial Officer (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Consumer Portfolio Services, Inc.

We have audited the accompanying consolidated balance sheets of Consumer Portfolio Services, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumer Portfolio Services, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ CROWE HORWATH LLP

Costa Mesa, California

February 15, 2013

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$12,966	$10,094
Restricted cash and equivalents	104,445	159,228

Finance receivables	764,343	516,630
Less: Allowance for finance credit losses	(19,594)	(10,351)
Finance receivables, net	744,749	506,279

Finance receivables measured at fair value	59,668	160,253
Residual interest in securitizations	4,824	4,414
Furniture and equipment, net	726	875
Deferred financing costs	9,140	8,036
Deferred tax assets, net	75,640	15,000
Accrued interest receivable	10,411	6,432
Other assets	15,051	19,439
	$1,037,620	$890,050

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$17,785	$27,993
Warehouse lines of credit	21,731	25,393
Residual interest financing	13,773	21,884
Debt secured by receivables measured at fair value	57,107	166,828
Securitization trust debt	792,497	583,065
Senior secured debt, related party	50,135	58,344
Subordinated renewable notes	23,281	20,750
	976,309	904,257
Commitments and contingencies
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued and outstanding at December 31, 2012 and 2011, respectively	–	–
Common stock, no par value; authorized 75,000,000 shares; 19,838,913 and 19,526,968 shares issued and outstanding at December 31, 2012 and 2011, respectively	65,678	62,466
Retained earnings (accumulated deficit)	1,270	(68,138)
Accumulated other comprehensive loss	(5,637)	(8,535)
	61,311	(14,207)

	$1,037,620	$890,050

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011
Revenues:
Interest income	$175,314	$127,856
Servicing fees	2,305	4,348
Other income	9,589	10,927
	187,208	143,131

Expenses:
Employee costs	35,573	32,270
General and administrative	15,429	14,590
Interest	79,422	83,054
Provision for credit losses	33,495	15,508
Marketing	10,665	8,491
Occupancy	2,894	3,006
Depreciation and amortization	543	672
	178,021	157,591
Income (loss) before income tax expense	9,187	(14,460)
Income tax expense (benefit)	(60,221)	–
Net income (loss)	$69,408	$(14,460)

Income (loss) per share:
Basic	$3.56	$(0.76)
Diluted	2.72	(0.76)

Number of shares used in computing income (loss) per share:
Basic	19,473	19,013
Diluted	25,478	19,013

See accompanying Notes to Consolidated Financial Statements

F-4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)

(In thousands)

	Year Ended December 31,
	2012	2011

Net income (loss)	$69,408	$(14,460)
Other comprehensive income (loss); change in funded status of pension plan, net of $150 and $0 in tax for 2012 and 2011, respectively	2,898	(3,181)
Comprehensive income (loss)	$72,306	$(17,641)

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Series B Preferred Stock		Common Stock		Retained Earnings/ (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Deficit)	Loss	Total
Balance at December 31, 2010	2	$1,601	18,123	$59,852	$(53,678)	$(5,354)	$2,421
Common stock issued upon exercise of options and warrants	–	–	9	7	–	–	7
Preferred stock conversion	(2)	(1,601)	1,870	1,601	–	–	–
Purchase of common stock	–	–	(475)	(524)	–	–	(524)
Pension benefit obligation	–	–	–	–	–	(3,181)	(3,181)
Stock-based compensation	–	–	–	1,530	–	–	1,530
Net loss	–	–	–	–	(14,460)	–	(14,460)
Balance at December 31, 2011	–	$–	19,527	$62,466	$(68,138)	$(8,535)	$(14,207)
Common stock issued upon exercise of options and warrants	–	–	632	1,206	–	–	1,206
Purchase of common stock	–	–	(320)	(435)	–	–	(435)
Pension benefit obligation	–	–	–	–	–	2,898	2,898
Stock-based compensation	–	–	–	1,134	–	–	1,134
Reclassification of warrants from debt	–	–	–	1,307	–	–	1,307
Net income	–	–	–	–	69,408	–	69,408
Balance at December 31, 2012	–	$–	19,839	$65,678	$1,270	$(5,637)	$61,311

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$69,408	$(14,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of deferred acquisition fees	(15,957)	(9,821)
Accretion of purchase discount on receivables measured at fair value	(4,144)	(5,979)
Amortization of discount on securitization trust debt	1,913	5,772
Amortization of discount on senior secured debt, related party	2,296	2,271
Accretion of premium on debt secured by receivables measured at fair value	4,579	5,606
Mark to fair value on debt secured by receivables at fair value	7,113	(801)
Mark to fair value of receivables at fair value	(6,634)	(174)
Depreciation and amortization	543	672
Amortization of deferred financing costs	5,954	4,588
Provision for credit losses	33,495	15,508
Stock-based compensation expense	1,134	1,530
Net change in residual assets	(410)	(573)
Change in fair value of warrants	695	–
Changes in assets and liabilities:
Accrued interest receivable	(3,979)	(267)
Other assets	5,625	4,146
Deferred tax assets	(60,640)	–
Accounts payable and accrued expenses	(6,002)	2,779
Net cash provided by operating activities	34,989	10,797

Cash flows from investing activities:
Purchases of finance receivables held for investment	(551,742)	(284,237)
Payments received on finance receivables held for investment	295,734	322,273
Purchases of receivables portfolio at fair value	–	(199,554)
Payments on receivables portfolio at fair value	111,363	41,926
Change in repossessions held in inventory	(1,237)	287
Decreases (increases) in restricted cash and cash equivalents, net	54,783	(35,270)
Purchase of furniture and equipment	(394)	(404)
Net cash used in investing activities	(91,493)	(154,979)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	558,500	339,524
Proceeds from issuance of subordinated renewable notes	4,957	3,646
Proceeds from issuance of senior secured debt, related party	–	12,800
Proceeds from portfolio acquisition financing	–	197,262
Payments on subordinated renewable notes	(2,426)	(3,233)
Net proceeds from (repayments to) warehouse lines of credit	(3,662)	(20,171)
Repayment of residual financing debt	(8,111)	(17,556)
Repayment of securitization trust debt	(350,981)	(329,953)
Repayment of senior secured debt, related party	(11,200)	(1,600)
Repayment of portfolio acquisition financing	(121,413)	(35,240)
Payment of financing costs	(7,059)	(6,939)
Purchase of common stock	(435)	(523)
Exercise of options and warrants	1,206	7
Net cash provided by financing activities	59,376	138,024
Increase (decrease) in cash and cash equivalents	2,872	(6,158)
Cash and cash equivalents at beginning of period	10,094	16,252
Cash and cash equivalents at end of period	$12,966	$10,094

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$75,654	$69,699
Income taxes	1,139	200

Non-cash financing activities:
Pension benefit obligation, net	(2,898)	3,181
Derivative warrants reclassified from liabilities to common stock upon amendment	1,307	–
Common stock issued for convertible preferred stock	–	1,601

See accompanying Notes to Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

Consumer Portfolio Services, Inc. ("CPS") was incorporated in California on March 8, 1991. CPS and its subsidiaries (collectively, the "Company") specialize in purchasing and servicing retail automobile installment sale contracts ("Contracts") originated by licensed motor vehicle dealers ("Dealers") located throughout the United States. Dealers located in California, Texas, Pennsylvania, and Florida represented 13.5%, 9.5%, 9.2% and 5.0%, respectively, of contracts purchased during 2012 compared with 14.3%, 10.1%, 8.0% and 5.9%, respectively in 2011. No other state had a concentration in excess of 5.0% in 2012. We specialize in Contracts with borrowers who generally would not be expected to qualify for traditional financing provided by commercial banks or automobile manufacturers’ captive finance companies.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, we consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks and money market accounts. Substantially all of our cash is deposited at two financial institutions. We maintain cash due from banks in excess of the banks' insured deposit limits. We do not believe we are exposed to any significant credit risk on these deposits. As part of certain financial covenants related to debt facilities, we are required to maintain a minimum unrestricted cash balance. As of December 31, 2012, our unrestricted cash balance was $13.0 million.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses likely incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies the finance receivable portfolio into separately identified pools based on their period of origination, then uses historical performance of seasoned pools to estimate future losses on current pools. Historical loss experience is adjusted as necessary for current economic conditions. We consider our portfolio of finance receivables to be relatively homogenous and consequently we analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable incurred credit losses that can be reasonably estimated in our portfolio of finance receivable contracts. For each monthly pool of contracts that we purchase, we begin establishing the allowance in the month of acquisition and increase it over the subsequent 11 months, through a provision for credit losses charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, the value of the underlying collateral and historical loss trends. As conditions change, our level of provisioning and/or allowance may change.

Finance Receivables and Related Debt Measured at Fair Value

In September 2011, we acquired $217.8 million of finance receivables from Fireside Bank for a purchase price of $201.3 million. The receivables were acquired by our wholly-owned special purpose subsidiary, CPS Fender Receivables, LLC, which issued a note for $197.3 million, with a fair value of $196.5 million.

The receivables acquired are securing debt that was structured specifically for the acquisition of this portfolio. Since the Fireside receivables were originated by another entity with its own underwriting guidelines and procedures, we have elected to account for the Fireside receivables and the related debt secured by those receivables at their estimated fair values so that changes in fair value will be reflected in our results of operations as they occur. We use our own assumptions about the factors that we believe market participants would use in pricing similar receivables and debt, and are based on the best information available in the circumstances. The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in different estimates of fair value. Those estimated values may differ significantly from the values that would have been used had a readily available market for such receivables or debt existed, or had such receivables or debt been liquidated, and those differences could be material to the financial statements. Interest income from the receivables and interest expense on the debt are included in interest income and interest expense, respectively. Changes to the fair value of the receivables and debt are also to be included in interest income and interest expense, respectively.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repossessed and Other Assets

If a Contract obligor fails to make or keep promises for payments, or if the obligor is uncooperative or attempts to evade contact or hide the vehicle, a supervisor will review the collection activity relating to the account to determine if repossession of the vehicle is warranted. Generally, such a decision will occur between the 45th and 90th day past the obligor’s payment due date, but could occur sooner or later, depending on the specific circumstances. At the time the vehicle is repossessed we stop accruing interest on the Contract, and reclassify the remaining Contract balance to the line item "Other assets" on our Consolidated Balance Sheet at its estimated fair value less costs to sell. Included in other assets in the accompanying balance sheets are repossessed vehicles pending sale of $5.7 million and $4.5 million at December 31, 2012 and 2011, respectively.

Treatment of Securitizations

Our term securitization structure has generally been as follows:

We sell Contracts we acquire to a wholly-owned special purpose subsidiary ("SPS"), which has been established for the limited purpose of buying and reselling our contracts. The SPS then transfers the same Contracts to another entity, typically a statutory trust ("Trust"). The Trust issues interest-bearing asset-backed securities ("Notes"), in a principal amount equal to or less than the aggregate principal balance of the contracts. We typically sell these contracts to the Trust at face value and without recourse, except that representations and warranties similar to those provided by the Dealer to us are provided by us to the Trust. One or more investors purchase the Notes issued by the Trust (the "Noteholders"); the proceeds from the sale of the Notes are then used to purchase the contracts from us. We may retain or sell subordinated Notes issued by the Trust. In addition, we have provided "Credit Enhancement" for the benefit of the financial institution providing the financial guaranty on the senior Notes (the “Note Insurer”), if any, and the Noteholders in three forms: (1) an initial cash deposit to a bank account (a "Spread Account") held by the Trust, (2) overcollateralization of the Notes, where the principal balance of the Notes issued is less than the principal balance of the contracts, and (3) in the form of subordinated Notes. The agreements governing the securitization transactions (collectively referred to as the "Securitization Agreements") require that the initial level of Credit Enhancement be supplemented by a portion of collections from the contracts until the level of Credit Enhancement reaches specified levels, which are then maintained. The specified levels are generally computed as a percentage of the principal amount remaining unpaid under the related contracts. The specified levels at which the Credit Enhancement is to be maintained will vary depending on the performance of the portfolios of contracts held by the Trusts and on other conditions. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied by from one Trust to another.

Our warehouse securitization structures are similar to the above, except that (i) the SPS that purchases the contracts pledges the contracts to secure promissory notes or loans that it issues, and (ii) no increase in the required amount of Credit Enhancement is contemplated. Upon each sale of contracts in a securitization structured as a secured financing, we retain as assets on our Consolidated Balance Sheet the securitized contracts and record as indebtedness the Notes issued in the transaction/

For all of the securitizations that we have completed since July 2003 (other than the September 2008 and September 2010 securitizations), we have the power to direct the most significant activities of the SPS. In addition, we have the obligation to absorb losses and the rights to receive benefits from the SPS, both of which could be potentially significant to the SPS.  These types of securitization structures are treated as secured financings, in which the receivables remain on our consolidated balance sheet, and the debt issued by the SPS is shown as a securitization trust debt of the Company.

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

We recognize gains or losses attributable to any changes in the estimated fair value of the Residuals. Gains in fair value are recognized as Other Income and losses are recorded as an impairment loss in the Consolidated Statement of Operations. We are not aware of an active market for the purchase or sale of interests such as the Residuals; accordingly, we determine the estimated fair value of the Residuals by discounting the amount of anticipated cash flows that we estimate will be released to us in the future (the cash out method), using a discount rate that we believe is appropriate for the risks involved. The anticipated cash flows may include collections from both current and charged off receivables. We have used an effective pre-tax discount rate of 20% per annum.

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

Servicing

We consider the contractual servicing fee received on our managed portfolio held by non-consolidated subsidiaries to be equal to adequate compensation. Additionally, we consider that these fees would fairly compensate a substitute servicer, should one be required. As a result, no servicing asset or liability has been recognized. Servicing fees received on the managed portfolio held by non-consolidated subsidiaries are reported as income when earned. Servicing fees received on the managed portfolio held by consolidated subsidiaries are included in interest income when earned. Servicing costs are charged to expense as incurred. Servicing fees receivable, which are included in Other Assets in the accompanying Consolidated Balance Sheets, represent fees earned but not yet remitted to us by the trustee.

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

Other Income

The following table presents the primary components of Other Income:

	Year Ended December 31,
	2012	2011
	(In thousands)
Direct mail revenues	$5,949	$5,408
Convenience fees charged to obligors	2,907	2,869
Recoveries on previously charged-off contracts	392	576
Sales tax refunds	227	395
Other	114	1,679
	$9,589	$10,927

Earnings (Loss) Per Share

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2012	2011
	(In thousands,
	except per share data)
Numerator:
Numerator for basic and diluted earnings (loss) per share	$69,408	$(14,460)
Denominator:
Denominator for basic earnings (loss) per share - weighted average number of common shares outstanding during the year	19,473	19,013
Incremental common shares attributable to exercise of outstanding options and warrants	6,005	–
Denominator for diluted earnings (loss) per share	25,478	19,013
Basic earnings (loss) per share	$3.56	$(0.76)
Diluted earnings (loss) per share	$2.72	$(0.76)

Incremental shares of 979,000 and 2.9 million related to stock options and warrants have been excluded from the diluted earnings per share calculation for the years ended December 31, 2012 and 2011, respectively, because the effect is anti-dilutive. The exercise prices of these stock options were greater than the average market price of the Company’s common shares or the Company was in a net loss position and, therefore, the effect would be anti-dilutive to earnings (loss) per share.

Deferral and Amortization of Debt Issuance Costs

Costs related to the issuance of debt are deferred and amortized using the interest method over the contractual or expected term of the related debt.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and combined or stand-alone state franchise tax returns for certain states. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We estimate a valuation allowance against that portion of the deferred tax asset whose utilization in future periods is not more than likely.

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

New Accounting Pronouncements

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements.

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

Reclassification

Certain amounts for the prior year have been reclassified to conform to the current year’s presentation with no effect on previously reported earnings or shareholders’ equity.

Financial Covenants

Certain of our securitization transactions, our residual interest financing and our warehouse credit facilities contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility. As of December 31, 2012 we were in compliance with all such financial covenants.

(2) Restricted Cash

Restricted cash consists of cash and cash equivalent accounts relating to our outstanding securitization trusts and credit facilities. The amount of restricted cash on our consolidated balance sheets was $104.4 million and $159.2 million as of December 31, 2012 and 2011, respectively.

Certain of our financing agreements require that we establish cash reserves, or spread accounts, as additional credit enhancement. These cash reserves, which are included in restricted cash, were $25.6 million and $82.4 million as of December 31, 2012 and 2011, respectively.

(3) Finance Receivables

We consider our portfolio of finance receivables to be homogenous and consist of a single segment and class. We analyze credit performance primarily in the aggregate rather than stratification by any particular credit quality indicator. The following table presents the components of Finance Receivables, net of unearned interest:

	December 31,
	2012	2011
Finance Receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$795,786	$536,773
Less: Unearned acquisition fees and discounts	(31,443)	(20,143)
Finance Receivables	$764,343	$516,630

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within certain limitations specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due. Automobile contracts less than 31 days delinquent are not included. In cases where the due date may have been extended, the only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of December 31, 2012 and 2011:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2012	2011
	(In thousands)
Delinquency Status
Current	$764,741	$512,802
31 - 60 days	16,925	9,344
61 - 90 days	9,019	6,034
91 + days	5,101	8,593
	$795,786	$536,773

Finance receivables totaling $5.1 million and $13.0 million at December 31, 2012 and 2011, respectively, have been placed on non-accrual status as a result of their delinquency status.

The following table presents a summary of the activity for the allowance for finance credit losses, for the years ended December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$10,351	$13,168
Provision for credit losses	33,495	15,508
Charge-offs	(37,638)	(35,516)
Recoveries	13,386	17,191
Balance at end of year	$19,594	$10,351

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses on repossessed inventory:

	December 31,
	2012	2011
	(In thousands)
Gross balance of repossessions in inventory	$12,102	$9,246
Allowance for losses on repossessed inventory	(6,384)	(4,765)
Net repossessed inventory included in other assets	$5,718	$4,481

(4) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value and includes $703,000 and $1.5 million in repossessed inventory at December 31, 2012 and December 31, 2011, respectively:

	December 31,	December 31,
	2012	2011
Finance Receivables Measured at Fair Value	(In thousands)

Finance receivables and accrued interest, net of unearned interest	$60,804	$172,167
Less: Fair value adjustment	(1,136)	(11,914)
Finance receivables measured at fair value	$59,668	$160,253

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of finance receivables measured at fair value as of December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
	(In thousands)
Delinquency Status
Current	$57,556	$164,625
31 - 60 days	2,206	4,872
61 - 90 days	710	1,767
91 + days	332	903
	$60,804	$172,167

(5) Residual Interest in Securitizations

In September 2008 we completed a structured loan sale in which we retained a residual interest. The remaining receivables from such transaction were re-securitized in September 2010. The residual interest in the cash flows from this transaction was $4.8 million and $4.4 million as of December 31, 2012 and 2011, respectively, and was determined using a discounted cash flow model that included estimates for prepayments and losses. The discount rate utilized was 20%. The assumptions utilized were based on our historical performance adjusted for current market conditions.

(6) Furniture and Equipment

The following table presents the components of furniture and equipment:

	December 31,
	2012	2011
	(In thousands)
Furniture and fixtures	$1,139	$1,139
Computer and telephone equipment	3,619	3,228
Leasing assets	–	673
Leasehold improvements	633	630
	5,391	5,670
Less: accumulated depreciation and amortization	(4,665)	(4,795)
	$726	$875

Depreciation expense totaled $543,000 and $672,000 for the years ended December 31, 2012 and 2011, respectively.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Securitization Trust Debt

We have completed numerous term securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our consolidated balance sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted Average
	Final	Receivables		Outstanding	Outstanding	Interest
	Scheduled	Pledged at		Principal at	Principal at	Rate at
	Payment	December 31,	Initial	December 31,	December 31,	December 31,
Series	Date (1)	2012 (2)	Principal	2012	2011	2012
		(Dollars in thousands)
CPS 2006-B	January 2013	$–	$257,500	$–	$6,604	–
CPS 2006-C	June 2013	–	247,500	–	14,873	–
CPS 2006-D	August 2013	–	220,000	–	15,716	–
CPS 2007-A	November 2013	–	290,000	–	34,312	–
CPS 2007-TFC	December 2013	–	113,293	–	7,771	–
CPS 2007-B	January 2014	–	314,999	–	40,916	–
CPS 2007-C	May 2014	–	327,499	–	52,723	–
CPS 2008-A	October 2014	19,916	310,359	40,713	77,284	8.85%
Page Five Funding	January 2018	22,689	46,058	21,251	36,701	9.44%
CPS 2011-A	April 2018	51,716	100,364	48,368	75,625	3.92%
CPS 2011-B	September 2018	73,998	109,936	70,863	101,268	4.59%
CPS 2011-C	March 2019	89,754	119,400	88,269	119,272	5.01%
CPS 2012-A	June 2019	107,162	155,000	105,485	–	3.59%
CPS 2012-B	September 2019	128,323	141,500	122,329	–	3.08%
CPS 2012-C	December 2019	137,456	147,000	135,219	–	2.39%
CPS 2012-D (3)	March 2020	112,764	160,000	160,000	–	1.96%
		$743,778	$3,060,408	$792,497	$583,065

_________________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $314.8 million in 2013, $220.8 million in 2014, $143.8 million in 2015, $83.9 million in 2016, and $29.2 million in 2017.

(2)	Includes repossessed assets that are included in Other Assets on our Consolidated Balance Sheet.

(3)	An additional $45.0 million of receivables were pledged to CPS 2012-D in January 2013.

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

The terms of the various securitization agreements related to the issuance of the securitization trust debt require that certain delinquency and credit loss criteria be met with respect to the collateral pool, and require that we maintain minimum levels of liquidity and net worth and not exceed maximum leverage levels. We were in compliance with all such covenants as of December 31, 2012.

We are responsible for the administration and collection of the contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional credit enhancement for the Notes or to be applied to make payments on the securitization trust debt. As of December 31, 2012, restricted cash under the various agreements totaled approximately $104.3 million. This amount includes $45.0 million in pre-funding proceeds related to CPS 2012-D. Interest expense on the securitization trust debt is composed of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance premiums, amortization of transaction costs, and amortization of discounts required on the notes at the time of issuance. Deferred financing costs related to the securitization trust debt are amortized using the interest method. Accordingly, the effective cost of borrowing of the securitization trust debt is greater than the stated rate of interest.

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

(8) Debt

The terms of our debt outstanding at December 31, 2012 and 2011 are summarized below:

	December 31,
	2012	2011
	(In thousands)
Residual interest financing
Notes secured by our residual interests in securitizations. In September 2012, the maturity was extended to September 2013. The aggregate indebtedness under this facility was $13.8 million at December 31, 2012. It bears interest at 12.875% over one-month LIBOR, which was 13.08% at December 31, 2012.	$13,773	$21,884
Senior secured debt, related party
Notes payable to Levine Leichtman Capital Partners IV, L.P. (“LLCP”). LLCP is considered a related party because its beneficial ownership interest in our common stock is greater than 20%. The notes consist of three 16% term notes for $52.75 million all due in December 2013. The amount outstanding at December 31, 2012 is net of the unamortized debt discount of $2.6 million relating to the valuation of 1,225,000 shares of stock, warrants to purchase 1,611,114 shares of our common stock at an exercise price of $1.3982, warrants to purchase 285,781 of our common stock at an exercise price of $0.01 and $1.4 million in cash paid to the lender at issuance. In addition, the unamortized debt discount includes the valuation of 2,750,000 shares of common stock and $2.75 million in cash paid to the lender at issuance of one of the 16% notes. All LLCP debt is secured by substantially all of our assets that are not securing warehouse, residual interest or securitization trust debt.
	50,135	58,344
Subordinated renewable notes
Notes bearing interest rates ranging from 6.00% to 16.85%, with a weighted average rate of 14.36%. Maturities range from January 2013 to December 2022 with a weighted average maturity of June 2015. We began issuing the notes in June 2005 and incurred issuance costs of $250,000. Payments are made monthly, quarterly, annually or upon maturity based on the terms of the individual notes.	23,281	20,750
	$87,189	$100,978

In December 2010 we entered into a $100 million two-year warehouse credit line with affiliates of Goldman, Sachs & Co. and Fortress Investment Group. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing against a credit facility to our consolidated subsidiary Page Six Funding LLC. The facility provides for advances up to 82% of eligible finance receivables and the loans under it accrue interest at a rate of one-month LIBOR plus 5.73% per annum, with a minimum rate of 7.23% per annum. In December 2012 we amended the terms of this facility to extend the maturity date from December 2012 to February 2013. There was $4.3 million outstanding under this facility at December 31, 2012.

On May 11, 2012, we entered into an additional $100 million one-year warehouse credit line with Citibank, N.A. The facility is structured to allow us to fund a portion of the purchase price of automobile contracts by borrowing from a credit facility to our consolidated subsidiary Page Eight Funding, LLC. The facility provides for effective advances up to 88.4% of eligible finance receivables. The loans under the facility accrue interest at one-month LIBOR plus 6.00% per annum, with a minimum rate of 6.75% per annum. At December 30, 2012 there was $17.4 million outstanding under this facility.

The outstanding debt on our warehouse lines of credit was $21.7 million as of December 31, 2012, compared to $25.4 million outstanding as of December 31, 2011.

The costs incurred in conjunction with the above debt are recorded as deferred financing costs on the accompanying consolidated balance sheets and are more fully described in Note 1.

We must comply with certain affirmative and negative covenants related to debt facilities, which require, among other things, that we maintain certain financial ratios related to liquidity, net worth and capitalization. Further covenants include matters relating to investments, acquisitions, restricted payments and certain dividend restrictions. See the discussion of financial covenants in Note 1.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the contractual and expected maturity amounts of debt as of December 31, 2012:

Contractual maturity date	Residual interest financing (1)	Senior secured debt (2)	Subordinated renewable notes	Total
(In thousands)
2013	$13,773	$50,135	$12,118	$76,026
2014	–	–	5,521	5,521
2015	–	–	1,556	1,556
2016	–	–	2,739	2,739
2017	–	–	166	166
Thereafter	–	–	1,181	1,181
Total	$13,773	$50,135	$23,281	$87,189

_________________________

(1)	The contractual maturity date for the residual interest financing debt was extended to September 2013.

(2)	The senior secured debt is shown net of unamortized debt discounts of $2.6 million. On a gross basis the scheduled maturity of this debt is $52.8 million in December 2013.

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

Stock Purchases

At five different times between 2000 and 2011, our Board of Directors has authorized the repurchase of up to $34.5 million of our securities. As of December 31, 2012, we had purchased $5.0 million principal amount of debt securities, and $28.4 million of our common stock, representing 9,800,720 shares.

Options and Warrants

In 2006, the Company adopted and its shareholders approved the CPS 2006 Long-Term Equity Incentive Plan (the “2006 Plan”) pursuant to which our Board of Directors, or a duly-authorized committee thereof, may grant stock options, restricted stock, restricted stock units and stock appreciation rights to our employees or employees of our subsidiaries, to directors of the Company, and to individuals acting as consultants to the Company or its subsidiaries. In June 2008 and in May 2012, the shareholders of the Company approved an amendment to the 2006 Plan to increase the maximum number of shares that may be subject to awards under the 2006 Plan to 5,000,000 and 7,200,000, respectively, in each case plus shares authorized under prior plans and not issued. Options that have been granted under the 2006 Plan and a previous plan approved in 1997 have been granted at an exercise price equal to (or greater than) the stock’s fair market value at the date of the grant, with terms generally of 10 years and vesting generally over five years.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The per share weighted-average fair value of stock options granted during the years ended December 31, 2012 and 2011 was $1.15 and $0.53, respectively. That fair value was estimated using the Black-Scholes option pricing model using the weighted average assumptions noted in the following table. We estimate the expected life of each option as the average of the vesting period and the contractual life of the option. The volatility estimate is based on the historical volatility of our stock over the period that equals the expected life of the option. Volatility assumptions ranged from 54% to 82% for 2012 and 62% to 81% for 2011. The risk-free interest rate is based on the yield on a U.S. Treasury bond with a maturity comparable to the expected life of the option. The dividend yield is estimated to be zero based on our intention not to issue dividends for the foreseeable future.

	Year Ended December 31,
	2012	2011
Expected life (years)	5.63	4.32
Risk-free interest rate	1.32%	2.17%
Volatility	79%	80%
Expected dividend yield	–	–

For the year ended December 31, 2012 and 2011, we recorded stock-based compensation costs in the amount of $1.1 million and $1.5 million, respectively. As of December 31, 2012, unrecognized stock-based compensation costs to be recognized over future periods was equal to $2.3 million. This amount will be recognized as expense over a weighted-average period of 3.1 years.

At December 31, 2012, the options outstanding and exercisable had intrinsic values of $32.9 million and $21.1 million, respectively. The total intrinsic value of options exercised was $1.2 million and $4,000 for the year ended December 31, 2012 and 2011, respectively. New shares were issued for all options exercised during the year ended December 2012 and cash of $847,000 was received. A tax benefit of $357,000 was recorded for the options exercised in 2012. At December 31, 2012, there were a total of 1.9 million additional shares available for grant under the 2006 Plan.

Stock option activity for the year ended December 31, 2012 for stock options under the 2006 and 1997 plans is as follows:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	8,431	$1.53	N/A
Granted	1,340	1.72	N/A
Exercised	(632)	1.34	N/A
Forfeited/Expired	(487)	1.41	N/A
Options outstanding at the end of period	8,652	$1.58	6.07 years

Options exercisable at the end of period	5,702	$1.69	4.87 years

The per share weighted average exercise price of stock options granted whose exercise price was equal to the market price of the stock on the grant date during the years ended December 31, 2012 and 2011, was $1.72 and $1.01, respectively.

The per share weighted average exercise price of stock options granted whose exercise price was above the market price of the stock on the grant date during the year ended December 31, 2011 was $1.67. We did not issue any stock options with an exercise price above the market price of the stock on the grant date in the year ended December 31, 2012.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have not issued any stock options with an exercise price below the market price of the stock on the grant date.

On June 30, 2008, we entered into a series of agreements pursuant to which a lender purchased a $10 million five-year, fixed rate, senior secured note from us. In July 2008, in conjunction with the amendment of the residual interest financing as discussed above, the lender purchased an additional $15 million note with substantially the same terms as the $10 million note. Pursuant to the June 30, 2008 securities purchase agreement, we issued to the lender 1,225,000 shares of common stock. In addition, we issued the lender two warrants: (i) warrants that we refer to as the FMV Warrants, which are exercisable for 1,611,114 shares of our common stock, at an exercise price of $1.39818 per share, and (ii) warrants that we refer to as the N Warrants, which are exercisable for 285,781 shares of our common stock, at a nominal exercise price. Both the FMV Warrants and the N Warrants are exercisable in whole or in part and at any time up to and including June 30, 2018.

In connection with the amendment to and partial repayment of our residual interest financing in July 2008, we issued warrants exercisable for 2,500,000 common shares for $4,071,429. The warrants represent the right to purchase 2,500,000 CPS common shares at a nominal exercise price, at any time prior to July 10, 2018. In March 2010 we repurchased 500,000 shares for $1.0 million.

A warrant to purchase 1,158,087 shares of our common stock at an exercise price of $0.879 per share is outstanding at December 31, 2012 which was issued in connection with our $50 million revolving credit facility established in September 2009. In addition, warrants to purchase 500,000 of our common shares at an exercise price of $1.41 per share were issued to certain note purchasers in our March 2010 $50 million term funding facility.

(10) Interest Income

The following table presents the components of interest income:

	Year Ended December 31,
	2012	2011
	(In thousands)
Interest on finance receivables	$174,019	$126,118
Residual interest income	458	814
Other interest income	837	924
Interest income	$175,314	$127,856

(11) Income Taxes

Income taxes consist of the following:

	Year Ended December 31,
	2012	2011
	(In thousands)
Current federal tax expense (benefit)	$369	$–
Current state tax expense (benefit)	49	–
Deferred federal tax expense (benefit)	2,826	(4,873)
Deferred state tax expense (benefit)	(654)	(233)
Change in valuation allowance	(62,811)	5,106
Income tax expense (benefit)	$(60,221)	$–

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense/(benefit) for the years ended December 31, 2012 and 2011 differs from the amount determined by applying the statutory federal rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Expense (benefit) at federal tax rate	$3,215	$(5,061)
State taxes, net of federal income tax effect	1,190	(232)
Other adjustments to tax reserve	(1,153)	(366)
Effect of change in state tax rate	(1,105)	1,085
Change in valuation allowance	(62,811)	5,106
Stock-based compensation	321	520
Other	122	(1,052)
	$(60,221)	$–

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred Tax Assets:
Finance receivables	$10,840	$3,073
Accrued liabilities	1,605	1,205
Furniture and equipment	213	102
NOL carryforwards	48,140	54,824
Built in losses	14,406	15,098
Pension accrual	2,080	3,401
AMT credit carryforward	695	282
Other	712	918
Total deferred tax assets	78,691	78,903
Valuation allowance	–	(61,693)
	78,691	17,210
		$
Deferred Tax Liabilities:	$
FAS 91 deferred costs	(1,114)	(513)
Investment residual	(1,937)	(1,697)
Total deferred tax liabilities	(3,051)	(2,210)
Net deferred tax asset	$75,640	$15,000

CPS acquired certain net operating losses and built-in loss assets as part of the acquisitions of MFN Financial Corp. (“MFN”) in 2002 and TFC Enterprises, Inc. (“TFC”) in 2003. Moreover, both MFN and TFC have undergone an ownership change for purposes of Internal Revenue Code (“IRC”) Section 382. In general, IRC Section 382 imposes an annual limitation on the ability of a loss corporation (that is, a corporation with a net operating loss (“NOL”) carryforward, credit carryforward, or certain built-in losses (“BILs”)) to utilize its pre-change NOL carryforwards or BILs to offset taxable income arising after an ownership change.

In determining the possible future realization of deferred tax assets, we have considered future taxable income from the following sources: (a) reversal of taxable temporary differences; and (b) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. As of December 31, 2011 our tax planning strategies included the prospective sale of certain assets such as finance receivables, residual interests in securitized finance receivables, charged off receivables and base servicing rights. The expected proceeds for such asset sales had been estimated based on our expectation of what buyers of the assets would consider to be reasonable assumptions for net cash flows and required rates of return for each of the various asset types. At December 31, 2011 we recognized a $61.7 million valuation allowance against that portion of the deferred tax assets whose utilization in future periods was not more than likely.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, since the fourth quarter of 2011, we have reported five consecutive quarters of increasing profitability, observed improvement in credit metrics, and produced reliable internal financial projections. Furthermore, we have demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short and long term financings for our finance receivables. As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our net deferred tax assets. Accordingly, we reversed the related valuation allowance of $62.8 million in the fourth quarter of 2012.

Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $75.6 million as of December 31, 2012 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $75.6 million consists of approximately $62.4 million of net U.S. federal deferred tax assets and $13.2 million of net state deferred tax assets. The major components of the deferred tax asset are $62.5 million in net operating loss carryforwards and built in losses and $13.1 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $189 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of $109.9 million and $186.8 million, respectively. The federal net operating losses begin to expire in 2022. The state net operating losses begin to expire in 2013.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits including interest and penalties for the year:

	2012	2011
	(In thousands)
Unrecognized tax benefit - opening balance	$2,405	$3,022
Gross increases - tax positions in prior period		543
Gross decreases - tax positions in prior period		–
Gross increases - tax positions in current period	250	–
Settlements	(153)	–
Lapse of statute of limitations	(1,171)	(1,160)
Unrecognized tax benefit - ending balance	$1,331	$2,405

Included in the balance of unrecognized tax benefits at December 31, 2012, are $1.3 million of tax benefits that, if recognized, would affect the effective tax rate.

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

We recognize potential interest and penalties related to unrecognized tax benefits as income tax expense. Related to the uncertain tax benefits noted above, we reduced penalties by $160,000 and decreased gross interest by $289,000 during 2012. As of December 31, 2012, we have recognized a total liability for penalties of $0 and gross interest of $407,000.

We anticipate a settlement with the taxing authorities within the next 12 months. The expected settlement amount is approximately $665,000 including interest.

We are subject to taxation in the US and various state jurisdictions. The Company’s tax years for 2008 through 2011 are subject to examination by the tax authorities. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2008.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Related Party Transactions

In December 2007, one of our directors purchased a $4.0 million subordinated renewable note pursuant to our ongoing program of issuing such notes to the public. The note was purchased through the registered agent and under the same terms and conditions, including the interest rate, that were offered to other purchasers at the time the note was issued. As of December 31, 2012, $4.0 million remains outstanding on this note.

(13) Commitments and Contingencies

Leases

The Company leases its facilities and certain computer equipment under non-cancelable operating leases, which expire through 2018. Future minimum lease payments at December 31, 2012, under these leases are due during the years ended December 31 as follows:

Amount
(In thousands)
2013	$2,712
2014	2,580
2015	2,440
2016	1,994
2017	663
Thereafter	283
Total minimum lease payments	$10,672

Rent expense for the years ended December 31, 2012 and 2011, was $2.9 million and $3.2 million, respectively.

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

Pursuant to an agreement with the representative of creditors in the Stanwich bankruptcy, that adversary action has been dismissed.  Under that agreement, we paid the bankruptcy estate $800,000 and abandoned our claims against the estate, while the estate has abandoned its adversary action against Mr. Pardee. With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved without his incurring any liability. Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred. The stay in the action against us in Rhode Island has been lifted, and both we and Mr. Pardee have filed motions for summary judgment. Those motions were heard on October 25, 2012, and were taken under submission. It is not possible to predict when the court will rule, nor what its rulings on the motions may be. There is no trial date set.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reader should consider that an adverse judgment against us in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial condition.

Other Litigation

In April 2010, we were named as defendant in a putative class action brought in federal district court in Chicago, Illinois. In June 2012 the court gave final approval to a settlement agreed to between us and the plaintiffs, pursuant to which (i) a class was certified for settlement purposes only, and (ii) we agreed to pay a fixed amount of plaintiff attorney fees and also make payments against claims made by members of the class, the amount of which would depend on class members’ responses to our notice of the settlement. As of September 30, 2012 all amounts payable pursuant to the settlement have been paid, and the matter is fully and finally settled. The amount paid had been recorded as a liability as of June 30, 2012.

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to their outcomes. We have recorded a liability as of December 31, 2012 that we believe represents a sufficient allowance for legal contingencies. The amount of losses that are at least reasonably possible above what has already been accrued for cannot be estimated. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

(14) Employee Benefits

The Company sponsors a pretax savings and profit sharing plan (the “401(k) Plan”) qualified under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, eligible employees are able to contribute up to 15% of their compensation (subject to stricter limitation in the case of highly compensated employees). We may, at our discretion, match 100% of employees’ contributions up to $1,500 per employee per calendar year. Our contributions to the 401(k) Plan were $10,000 for the year ended December 31, 2011. We did not make any matching contributions in 2012.

We also sponsor a defined benefit plan, the MFN Financial Corporation Pension Plan (the “Plan”). The Plan benefits were frozen on June 30, 2001.

The following tables represents a reconciliation of the change in the plan’s benefit obligations, fair value of plan assets, and funded status at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(In thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$19,443	$17,057
Service cost	–	–
Interest cost	875	912
Assumption changes	2,332	2,232
Actuarial (gain) loss	2	(128)
Settlements	–	–
Benefits paid	(860)	(630)
Projected benefit obligation, end of year	$21,792	$19,443

Change in Plan Assets
Fair value of plan assets, beginning of year	$10,613	$11,155
Return on assets	5,439	(527)
Employer contribution	1,473	665
Expenses	(53)	(50)
Settlements	–	–
Benefits paid	(860)	(630)
Fair value of plan assets, end of year	$16,612	$10,613
Funded Status at end of year	$(5,180)	$(8,830)

Additional Information

Weighted average assumptions used to determine benefit obligations and cost at December 31, 2012 and 2011 were as follows:

	December, 31
	2012	2011
Weighted average assumptions used to determine benefit obligations
Discount rate	3.91%	4.60%

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.60%	5.45%
Expected return on plan assets	8.50%	8.50%

Our overall expected long-term rate of return on assets is 8.50% per annum as of December 31, 2012. The expected long-term rate of return is based on the weighted average of historical returns on individual asset categories, which are described in more detail below.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2012	2011
	(In thousands)
Amounts recognized on Consolidated Balance Sheet
Other assets	$–	$–
Other liabilities	(5,180)	(8,830)
Net amount recognized	$(5,180)	$(8,830)

Amounts recognized in accumulated other comprehensive income consists of:
Net loss (gain)	$8,953	$11,756
Unrecognized transition asset	–	–
Net amount recognized	$8,953	$11,756

Components of net periodic benefit cost
Interest Cost	$875	$912
Expected return on assets	(928)	(948)
Amortization of transition asset	–	–
Amortization of net loss	680	449
Net periodic benefit cost	627	413
Settlement (gain)/loss	–	–
Total	$627	$413

Benefit Obligation Recognized in Other Comprehensive Income
Net loss (gain)	$(2,748)	$3,181
Prior service cost (credit)	–	–
Amortization of prior service cost	–	–
Net amount recognized in other comprehensive income	$(2,748)	$3,181
Accumulated Pension Benefit Obligation	$(5,637)	$(8,535)

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is $469,000.

The weighted average asset allocation of our pension benefits at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Weighted Average Asset Allocation at Year-End
Asset Category
Equity securities	83%	80%
Debt securities	16%	20%
Cash and cash equivalents	1%	0%
Total	100%	100%

Our investment policies and strategies for the pension benefits plan utilize a target allocation of 75% equity securities and 25% fixed income securities (excluding company stock). Our investment goals are to maximize returns subject to specific risk management policies. We address risk management and diversification by the use of a professional investment advisor and several sub-advisors which invest in domestic and international equity securities and domestic fixed income securities. Each sub-advisor focuses its investments within a specific sector of the equity or fixed income market. For the sub-advisors focused on the equity markets, the sectors are differentiated by the market capitalization, the relative valuation and the location of the underlying issuer. For the sub-advisors focused on the fixed income markets, the sectors are differentiated by the credit quality and the maturity of the underlying fixed income investment. The investments made by the sub-advisors are readily marketable and can be sold to fund benefit payment obligations as they become payable.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flows

Estimated Future Benefit Payments (In thousands)
2013	$705
2014	721
2015	815
2016	825
2017	858
Years 2018 - 2022	4,930

Anticipated Contributions in 2013	$–

The fair value of plan assets at December 31, 2012 and 2011, by asset category, is as follows:

	December 31, 2012
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$4,791	$–	$–	$4,791
Fundamental Value	–	2,049	–	2,049
Mid Cap Growth	–	596	–	596
Focus Value	–	607	–	607
Small Co. Value	–	604	–	604
Growth	–	2,681	–	2,681
International Growth	–	2,431	–	2,431
Core Bond	–	1,780	–	1,780
High Yield	–	363	–	363
Inflation Protected Bond	–	472	–	472
Money Market	–	238	–	238
Total	$4,791	$11,821	$–	$16,612

	December 31, 2011
	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Investment Name:	(in thousands)
Company Common Stock	$852	$–	$–	$852
Fundamental Value	–	1,776	–	1,776
Mid Cap Growth	–	492	–	492
Focus Value	–	510	–	510
Small Co. Value	–	492	–	492
Growth	–	2,209	–	2,209
International Growth	–	1,850	–	1,850
Core Bond	–	1,646	–	1,646
Income	–	318	–	318
Inflation Protected Bond	–	450	–	450
Money Market	11	7	–	18
Total	$863	$9,750	$–	$10,613

________________________

(1)	Assets with quoted prices in active markets for identical assets.

(2)	Assets with significant observable inputs.

(3)	Assets with significant unobservable inputs.

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

At the time of issuance, five warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contained features that make them subject to derivative accounting. We classify these warrants as level 3 in the three-level valuation hierarchy as the inputs to its valuation methodology are unobservable and significant. We valued these warrants using a binomial valuation model using assumptions described in the table below. We estimated the value of these warrants to be $967,000, which was classified as a liability on our consolidated balance sheet as of December 31, 2011. On March 29, 2012 we agreed with the holders to amend three of the five warrants to remove the price reset features that resulted in derivative accounting. On the date of the amendment, we valued each of the three warrants using a binomial pricing model. The aggregate value of the three amended warrants of $1,056,000 was then reclassified from Liabilities to Common Stock. On June 25, 2012 we agreed with the holder to amend one other warrant that contained the “down round,” or price reset, features to remove those specific price reset terms. The $251,000 aggregate value of this amended warrant was reclassified from Liabilities to Common Stock on the date of the amendment. The remaining warrant subject to derivative accounting has not been amended, was valued at $355,000 as of December 31, 2012 using a binomial pricing model and is included in Accounts payable and accrued expenses. Until the price reset feature is removed, this warrant will continue to be subject to quarterly valuations.

	Year Ended December 31,
	2012	2011
Expected life (years)	7.30	7.00
Risk-free interest rate	1.26%	1.40%
Volatility	40%	39%

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes. In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value. We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy. The securities retained were sold in September 2010 in the re-securitization transaction described in Note 1. In the same transaction, the residual interest was reduced by $1.5 million. The residual interest in such securitization is $4.8 million as of December 31, 2012 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses. We use a discount rate of 20% per annum and a cumulative net loss rate of 14%. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions. No gain or loss was recorded as a result of the re-securitization transaction described above.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents a reconciliation for Level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	2012	2011
	(in thousands)	(in thousands)
Residual Interest in Securitizations:
Balance at beginning of year	$4,414	$3,841
Cash paid (received)	(48)	–
Included in earnings	458	573
Balance at end of year	$4,824	$4,414
Warrant Derivative Liability:
Balance at beginning of year	$967	$1,639
Included in earnings	695	(672)
Reclassification to equity	(1,307)	–
Balance at end of year	$355	$967

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the acquired finance receivables and related debt measured at fair value on a recurring basis using significant unobservable inputs:

	December 31,
	2012	2011
	(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of year	$160,253	$–
Acquisitions	–	199,554
Payments on finance receivables at fair value	(104,682)	(41,926)
Charge-offs on finance receivables at fair value	(6,681)	(3,528)
Discount accretion	4,144	5,979
Mark to fair value	6,634	174
Balance at end of year	$59,668	$160,253

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of year	$166,828	$–
New issuances	–	196,473
Principal payments on debt at fair value	(121,413)	(34,450)
Premium accretion	4,579	5,606
Mark to fair value	7,113	(801)
Balance at end of year	57,107	166,828
Reduction for principal payments collected and payable	(5,548)	(12,218)
Adjusted balance at end of year	$51,559	$154,610

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	December 31, 2012		December 31, 2011
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$60,804	$59,668	$172,167	$160,253

Debt secured by Fireside receivables portfolio	41,365	57,107	162,812	166,828

The terms of the debt secured by the Fireside portfolio provide for the lenders to receive a share of the cashflows from the underlying receivables after the contractual balance of the debt is repaid and our initial investment in the Fireside portfolio is returned. The discounted present value of the lenders’ projected portion of the residual cash flows is a component of the fair value.

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using Level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At December 31, 2012, the finance receivables related to the repossessed vehicles in inventory totaled $12.1 million. We have applied a valuation adjustment of $6.4 million, resulting in an estimated fair value and carrying amount of $5.7 million. The fair value and carrying amount of the repossessed vehicle inventory at December 31, 2011 was $4.5 million after applying a valuation adjustment of $4.8 million.

There were no transfers in or out of Level 1 and Level 2 assets and liabilities for 2012 and 2011.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, considerable judgments were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of December 31, 2012 and 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. The estimated fair values of financial assets and liabilities at December 31, 2012 and 2011, were as follows:

	As of December 31, 2012
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,966	$12,966	$–	$–	$12,966
Restricted cash and equivalents	104,445	104,445	–	–	104,445
Finance receivables, net	744,749	–	–	740,511	740,511
Finance receivables measured at fair value	59,668	–	–	59,668	59,668
Residual interest in securitizations	4,824	–	–	4,824	4,824
Accrued interest receivable	10,411	–	–	10,411	10,411
Liabilities:
Warrant derivative liability	$355	$–	$–	$355	$355
Warehouse lines of credit	21,731	–	–	21,731	21,731
Accrued interest payable	2,795	–	–	2,795	2,795
Residual interest financing	13,773	–	–	13,773	13,773
Securitization trust debt	792,497	–	–	803,290	803,290
Debt secured by receivables measured at fair value	57,107	–	–	57,107	57,107
Senior secured debt	50,135	–	–	50,135	50,135
Subordinated renewable notes	23,281	–	–	23,281	23,281

	As of December 31, 2011
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$10,094	$10,094	$–	$–	$10,094
Restricted cash and equivalents	159,228	159,228	–	–	159,228
Finance receivables, net	506,279	–	–	506,647	506,647
Finance receivables measured at fair value	160,253	–	–	160,253	160,253
Residual interest in securitizations	4,414	–	–	4,414	4,414
Accrued interest receivable	6,432	–	–	6,432	6,432
Liabilities:
Warrant derivative liability	$967	$–	$–	$967	$967
Warehouse lines of credit	25,393	–	–	25,393	25,393
Accrued interest payable	6,892	–	–	6,892	6,892
Residual interest financing	21,884	–	–	21,884	21,884
Securitization trust debt	583,065	–	–	594,224	594,224
Debt secured by receivables measured at fair value	166,828	–	–	166,828	166,828
Senior secured debt	58,344	–	–	58,344	58,344
Subordinated renewable notes	20,750	–	–	20,750	20,750

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, Cash Equivalents and Restricted Cash and Equivalents

The carrying value approximates fair value.

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

Warrant Derivative Liability

The method used to estimate fair value is described above.

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

