Form 10-Q
period 2013-03-31
CONSUMER PORTFOLIO SERVICES INC
filed 2013-04-30
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐    No☒

As of April 24, 2013 the registrant had 20,277,300 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2013

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$13,866	$12,966
Restricted cash and equivalents	139,393	104,445

Finance receivables	857,430	764,343
Less: Allowance for finance credit losses	(24,881)	(19,594)
Finance receivables, net	832,549	744,749

Finance receivables measured at fair value	43,021	59,668
Residual interest in securitizations	3,505	4,824
Furniture and equipment, net	583	726
Deferred financing costs	9,784	9,140
Deferred tax assets, net	75,640	75,640
Accrued interest receivable	10,602	10,411
Other assets	16,373	15,051
	$1,145,316	$1,037,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$21,472	$17,785
Warehouse lines of credit	26,676	21,731
Residual interest financing	13,773	13,773
Debt secured by receivables measured at fair value	40,387	57,107
Securitization trust debt	901,679	792,497
Senior secured debt, related party	50,789	50,135
Subordinated renewable notes	23,558	23,281
	1,078,334	976,309
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued
Common stock, no par value; authorized 75,000,000 shares; 20,264,800 and 19,838,913 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	67,564	65,678
Retained earnings	5,055	1,270
Accumulated other comprehensive loss	(5,637)	(5,637)
	66,982	61,311
	$1,145,316	$1,037,620

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Interest income	$51,168	$40,611
Servicing fees	909	801
Other income	2,517	3,106
	54,594	44,518

Expenses:
Employee costs	8,949	8,871
General and administrative	3,755	4,497
Interest	16,346	22,309
Provision for credit losses	15,147	4,836
Marketing	3,182	2,620
Occupancy	544	721
Depreciation and amortization	143	152
	48,066	44,006
Income before income tax expense	6,528	512
Income tax expense	2,743	–
Net income	$3,785	$512

Income per share:
Basic	$0.19	$0.03
Diluted	0.12	0.02

Number of shares used in computing income per share:
Basic	20,073	19,416
Diluted	31,624	22,601

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2013	2012

Net income	$3,785	$512

Other comprehensive income/(loss); change in funded status of pension plan	–	–
Comprehensive income	$3,785	$512

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,785	$512
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(5,021)	(3,335)
Accretion of purchase discount on receivables measured at fair value	(886)	(4,163)
Amortization of discount on securitization trust debt	320	592
Amortization of discount on senior secured debt, related party	654	826
Accretion of premium on debt secured by receivables measured at fair value	1,104	2,980
Mark to fair value on debt secured by receivables measured at fair value	106	2,400
Mark to fair value of receivables measured at fair value	13	(1,510)
Depreciation and amortization	143	152
Amortization of deferred financing costs	930	1,477
Provision for credit losses	15,147	4,836
Stock-based compensation expense	676	293
Interest income on residual assets	–	(198)
Changes in assets and liabilities:
Accrued interest receivable	(191)	52
Other assets	(4)	526
Accounts payable and accrued expenses	4,269	(982)
Net cash provided by operating activities	21,045	4,458

Cash flows from investing activities:
Purchases of finance receivables held for investment	(180,123)	(119,902)
Payments received on finance receivables held for investment	82,197	80,896
Payments on receivables portfolio at fair value	17,520	39,039
Proceeds received on residual interest in securitizations	1,319	–
Change in repossessions held in inventory	(1,318)	258
Decreases (increases) in restricted cash and cash equivalents, net	(34,948)	27,685
Purchase of furniture and equipment	–	(30)
Net cash provided by (used in) investing activities	(115,353)	27,946

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	185,000	155,000
Proceeds from issuance of subordinated renewable notes	748	638
Proceeds from issuance of senior secured debt, related party	–	–
Payments on subordinated renewable notes	(471)	(647)
Net proceeds from warehouse lines of credit	4,945	3,536
Proceeds from (repayments of) residual interest financing debt	–	(3,869)
Repayment of securitization trust debt	(76,138)	(138,979)
Repayment of portfolio acquisition facility	(17,930)	(39,191)
Repayment of senior secured debt, related party	–	(5,600)
Payment of financing costs	(1,574)	(2,540)
Repurchase of common stock	(120)	(244)
Exercise of options and warrants	748	12
Net cash provided by (used in) financing activities	95,208	(31,884)
Increase in cash and cash equivalents	900	520
Cash and cash equivalents at beginning of period	12,966	10,094
Cash and cash equivalents at end of period	$13,866	$10,614

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$16,064	$22,181
Income taxes	$990	$147
Non-cash financing activities:
Derivative warrants reclassified from accounts payable to common stock	$583	$1,056

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. In addition, certain items in prior period financial statements may have been reclassified for comparability to current period presentation. Results for the three-month period ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these Unaudited Condensed Consolidated Financial Statements. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income for the three-month periods ending March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Direct mail revenues	$$1,764	$1,619
Convenience fee revenue	687	832
Recoveries on previously charged-off contracts	50	97
Sales tax refunds	84	72
Other	(68)	486
Other income for the period	$$2,517	$3,106

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the three months ended March 31, 2013 and 2012, we recorded stock-based compensation costs in the amount of $676,000 and $293,000, respectively. As of March 31, 2013, unrecognized stock-based compensation costs to be recognized over future periods equaled $7.8 million. This amount will be recognized as expense over a weighted-average period of 3.3 years.

The following represents stock option activity for the three months ended March 31, 2013:

	Number of Shares	Weighted Average	Weighted Average Remaining Contractual
	(in thousands)	Exercise Price	Term
Options outstanding at the beginning of period	8,652	$1.58	N/A
Granted	1,465	6.86	N/A
Exercised	(356)	1.76	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	9,761	$2.37	6.56 years

Options exercisable at the end of period	5,449	$1.69	4.81 years

At March 31, 2013, the aggregate intrinsic value of options outstanding and exercisable was $91.2 million and $54.6 million, respectively. There were 356,000 options exercised for the three months ended March 31, 2013 compared to 15,000 for the comparable period in 2012. There were 459,000 shares available for future stock option grants under existing plans as of March 31, 2013.

Purchases of Company Stock

During the three-month period ended March 31, 2013 and 2012, we purchased 15,213 and 227,298 shares, respectively, of our common stock, at average prices of $7.88 and $1.15, respectively.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, from 2008 to 2010, we issued warrants to purchase the Company’s common stock in conjunction with various debt financing transactions. At the time of issuance, five of these warrants issued contained "down round," or price reset, features that are subject to classification as liabilities for financial statement purposes. These liabilities are measured at fair value, with the changes in fair value at the end of each period reflected as current period income or loss. Accordingly, changes to the market price per share of our common stock underlying these warrants with "down round," or price reset, features directly affect the fair value computations for these derivative financial instruments. The effect is that any increase in the market price per share of our common stock would also increase the related liability, which in turn would result in a current period loss. Conversely, any decrease in the market price per share of our common stock would also decrease the related liability, which in turn would result in a current period gain. We use a binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants. In computing the fair value of the warrant liabilities at the end of each period, we use significant judgments with respect to the risk free interest rate, the volatility of our stock price, and the estimated life of the warrants. The effects of these judgments, if proven incorrect, could have a significant effect on our financial statements. The warrant liabilities are included in Accounts payable and accrued expenses on our consolidated balance sheets. On March 29, 2012 we agreed with the holders to amend three of the five warrants that contained the “down round” features, removing those specific price reset terms. On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above. The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts payable to Common Stock. On June 25, 2012 we agreed with the holder to amended one other warrant that contained the “down round” features, removing those specific price reset terms. The $250,000 aggregate value of this amended warrant was reclassified from Accounts payable to Common stock on the date of the amendment. The fifth warrant with the “down round” feature was exercised on February 22, 2013. The $583,000 intrinsic value of this warrant was reclassified from Accounts payable to Common stock on the date of the exercise. As of March 31, 2013 all five of the warrants issued that previously contained price reset features have either been amended or exercised and are no longer subject to quarterly valuations.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2013, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of Finance Receivables, net of unearned interest:

	March 31,	December 31,
	2013	2012
Finance Receivables	(In thousands)
Automobile finance receivables, net of unearned interest	$890,123	$795,786
Less: Unearned acquisition fees and originations costs	(32,693)	(31,443)
Finance Receivables	$857,430	$764,343

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In some cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In thousands)
Deliquency Status
Current	$867,664	$764,741
31 - 60 days	12,640	16,925
61 - 90 days	6,768	9,019
91 + days	3,051	5,101
	$890,123	$795,786

Finance receivables totaling $3.1 million and $5.1 million at March 31, 2013 and December 31, 2012, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the activity for the allowance for credit losses for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$$19,594	$10,351
Provision for credit losses on finance receivables	15,147	4,836
Charge-offs	(12,915)	(8,302)
Recoveries	3,055	4,366
Balance at end of period	$$24,881	$11,251

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for credit losses:

	March 31,	December 31,
	2013	2012
	(In thousands)
Gross balance of repossessions in inventory	$14,222	$12,102
Allowance for losses on repossessed inventory	(7,186)	(6,384)
Net repossessed inventory included in other assets	$7,036	$5,718

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	March 31,	December 31,
	2013	2012
Finance Receivables Measured at Fair Value	(In thousands)
Finance receivables and accrued interest, net of unearned interest	$43,284	$60,804
Less: Fair value adjustment	(263)	(1,136)
Finance receivables measured at fair value	$43,021	$59,668

The following table summarizes the delinquency status of finance receivables measured at fair value as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In thousands)
Deliquency Status
Current	$41,606	$57,557
31 - 60 days	1,054	2,206
61 - 90 days	414	710
91 + days	210	331
	$43,284	$60,804

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

	Final Scheduled	Receivables Pledged at		Outstanding Principal at	Outstanding Principal at	Weighted Average Contractual Interest Rate at
	Payment	March 31,	Initial	March 31,	December 31,	March 31,
Series	Date (1)	2013	Principal	2013	2012	2013
	(Dollars in thousands)
CPS 2008-A	October 2014	$14,094	$310,359	$35,652	$40,713	9.05%
Page Five Funding	January 2018	19,076	46,058	18,151	21,251	9.43%
CPS 2011-A	April 2018	44,425	100,364	41,667	48,368	3.83%
CPS 2011-B	September 2018	65,808	109,936	64,791	70,863	4.65%
CPS 2011-C	March 2019	80,190	119,400	80,772	88,269	5.07%
CPS 2012-A	June 2019	93,543	155,000	95,319	105,485	3.64%
CPS 2012-B	September 2019	118,141	141,500	111,722	122,329	3.14%
CPS 2012-C	December 2019	127,147	147,000	122,001	135,219	2.45%
CPS 2012-D	March 2020	148,404	160,000	146,604	160,000	2.00%
CPS 2013-A	June 2020	114,561	185,000	185,000	–	1.77%
		$825,389	$1,474,617	$901,679	$792,497

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $280.0 million in 2013, $270.0 million in 2014, $185.0 million in 2015, $111.6 million in 2016, $48.0 million in 2017 and $6.9 million in 2018.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets. Principal of $11.9 million, and the related interest payments, are guaranteed by financial guaranty insurance policies issued by a third party financial institution.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. As of March 31, 2013, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization trust debt. As of March 31, 2013, restricted cash under the various agreements totaled approximately $139.1 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, insurance and amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

(5) Debt

The terms and amounts of our other debt outstanding at March 31, 2013 and December 31, 2012 are summarized below:

			Amount Outstanding at
			March 31,	December 31,
			2013	2012
Description	Interest Rate	Maturity	(In thousands)
Residual interest financing	12.875% over one month Libor	September 2013	$13,773	$13,773

Senior secured debt, related party	16.00%	December 2013	50,789	50,135

Subordinated renewable notes	Weighted average rate of 14.1% and 14.4% at March 31, 2013 and December 31, 2012, respectively	Weighted average maturity of September 2015 and June 2015 at March 31, 2013 and December 31, 2012, respectively	23,558	23,281

Debt secured by receivables measured at fair value	8.00%	Repayment is based on payments from underlying receivables. Final payment of the 8.00% note is expected in July 2013, with residual payments extending through 2016	40,387	57,107
			$128,507	$144,296

Subsequent to the end of the quarter, on April 11, 2013 we entered into a new $20 million five-year residual financing facility secured by eligible residual assets in two previously securitized pools of automobile receivables. On April 12, 2013, we prepaid $15 million of our senior secured debt and reduced the interest rate on the remaining outstanding amount from 16.00% to 13.00%. The maturity date on the remaining outstanding amount was extended from December 2013 to June 2014.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Interest on Finance Receivables	$51,159	$40,145
Residual interest income	–	224
Other interest income	9	242
Interest income	$51,168	$40,611

The following table presents the components of interest expense:

		Three Months Ended
		March 31,
		2013	2012
		(In thousands)
Securitization trust debt	`	$9,137	$10,020
Warehouse debt		1,282	1,396
Senior secured debt, related party		2,764	3,537
Debt secured by receivables at fair value		1,786	5,790
Residual interest debt		492	748
Subordinated debt		885	818
		$16,346	$22,309

(7) Earnings Per Share

Earnings per share for the three-month periods ended March 31, 2013 and 2012 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	20,073	19,416
Incremental common shares attributable to exercise of outstanding options and warrants	11,551	3,185
Weighted average number of common shares used to compute diluted earnings per share	31,624	22,601

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month periods ended March 31, 2013 and 2012 would have included an additional 1.3 million and 3.3 million shares, respectively, attributable to the exercise of outstanding options and warrants.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, since the fourth quarter of 2011, we have reported six consecutive quarters of increasing profitability, observed improvement in credit metrics, and produced reliable internal financial projections. Furthermore, we have demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short and long-term financing for our finance receivables. As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our net deferred tax assets. Accordingly, we reversed the related valuation allowance of $62.8 million in the fourth quarter of 2012.

Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $75.6 million as of March 31, 2013 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $75.6 million consists of approximately $62.4 million of net U.S. federal deferred tax assets and $13.2 million of net state deferred tax assets. The major components of the deferred tax asset are $62.5 million in net operating loss carryforwards and built in losses and $13.1 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $189 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

(9) Legal Proceedings

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

Pursuant to an agreement with the representative of creditors in the Stanwich bankruptcy, that adversary action has been dismissed.  Under that agreement, we paid the bankruptcy estate $800,000 and abandoned our claims against the estate, while the estate has abandoned its adversary action against Mr. Pardee. With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved without his incurring any liability. Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred. The stay in the action against us in Rhode Island has been lifted, and both we and Mr. Pardee filed motions for summary judgment. The court ruled on those motions in February 2013, denying our motion, and granting Mr. Pardee’s motion as to liability. The issues remaining for trial are the extent of our obligation to indemnify Mr. Pardee. There is no trial date set, but our expectation is that a trial may be scheduled not earlier than December 2013.

The reader should consider that an adverse judgment against us in the Rhode Island case for indemnification, if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial condition.

Other Litigation

We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We believe that there are substantive legal defenses to such claims, and intend to defend them vigorously. There can be no assurance, however, as to their outcomes. We have recorded a liability as of March 31, 2013 that we believe represents a correct allowance for legal contingencies. The amount of losses that are at least reasonably possible above what has already been accrued for cannot be estimated. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

(10) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–
Interest Cost	210	220
Expected return on assets	(335)	(234)
Amortization of transition (asset)/obligation	–	–
Amortization of net (gain) / loss	117	157
Net periodic cost (benefit)	$(8)	$143

We did not make any contributions to the Plan during the three-month period ended March 31, 2013 and we anticipate making contributions in the amount of $494,000 for the remainder of 2013.

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

At the time of issuance, five warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contained features that make them subject to derivative accounting. We valued these warrants using a binomial valuation model using a weighted average volatility assumption of 41%, weighted average term of 8 years and a risk free rate of 3.3%. On March 29, 2012 we agreed with the holders to amend three of the five warrants to remove the price reset features that resulted in derivative accounting. On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above. The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts Payable to Common Stock. On June 25, 2012 we agreed with the holder to amend one other warrant that contained the “down round,” or price reset, features to remove those specific price reset terms. The $250,000 aggregate value of this amended warrant was reclassified from Accounts Payable to Common Stock on the date of the amendment. The fifth warrant with the “down round” feature was exercised on February 22, 2013. The $583,000 intrinsic value of this warrant was reclassified from Accounts Payable to Common Stock on the date of the exercise. As of March 31, 2013 all five of the warrants issued that previously contained price reset features have either been amended or exercised and are no longer subject to quarterly valuations.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes. In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value. In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization. We also sold the securities retained from the September 2008 transaction. We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy. The residual interest in such securitization is $3.5 million as of March 31, 2013 and $4.8 million as of December 31, 2012 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses. We use a discount rate of 20% per annum and a cumulative net loss rate of 14%. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions. No gain or loss was recorded as a result of the re-securitization transaction described above.

In September 2011, we acquired $217.8 million of finance receivables from Fireside Bank for a purchase price of $199.6 million. The receivables were acquired by our wholly-owned special purpose subsidiary, CPS Fender Receivables, LLC, which issued a note for $197.3 million, with a fair value of $196.5 million. Since the Fireside receivables were originated by another entity with its own underwriting guidelines and procedures, we have elected to account for the Fireside receivables and the related debt secured by those receivables at their estimated fair values so that changes in fair value will be reflected in our results of operations as they occur. Interest income from the receivables and interest expense on the note are included in interest income and interest expense, respectively. Changes to the fair value of the receivables and debt are included in other income. Our level 3, unobservable inputs reflect our own assumptions about the factors that market participants use in pricing similar receivables and debt, and are based on the best information available in the circumstances. They include such inputs as estimated net charge-offs and timing of the amortization of the portfolio of finance receivables. Our estimate of the fair value of the Fireside receivables is performed on a pool basis, rather than separately on each individual receivable. The table below presents a reconciliation of the acquired finance receivables and related debt measured at fair value on a recurring basis using significant unobservable inputs:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$59,668	$160,253
Payments on finance receivables at fair value	(16,519)	(36,500)
Charge-offs on finance receivables at fair value	(1,001)	(2,503)
Discount accretion	886	4,163
Mark to fair value	(13)	1,510
Balance at end of period	$43,021	$126,923

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$57,107	$166,828
Principal payments on debt at fair value	(17,930)	(39,191)
Premium accretion	1,104	2,980
Mark to fair value	106	2,400
Balance at end of period	40,387	133,017
Reduction for principal payments collected and payable	(5,687)	(13,270)
Adjusted balance at end of period	$34,700	$119,747

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	March 31, 2013		December 31, 2012
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)
Fireside receivables portfolio	$43,284	$43,021	$60,804	$59,668

Debt secured by Fireside receivables portfolio	23,466	40,387	41,365	57,107

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At March 31, 2013, the finance receivables related to the repossessed vehicles in inventory totaled $14.2 million. We have applied a valuation adjustment of $7.2 million, which is based on a recovery rate of 49%, resulting in an estimated fair value and carrying amount of $7.0 million. The fair value and carrying amount of the repossessed inventory at December 31, 2012 was $5.7 million after applying a valuation adjustment of $6.4 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three months ended March 31, 2013 and 2012. We have no level 3 assets that are measured at fair value on a non-recurring basis. The table below presents a reconciliation for level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Residual Interest in Securitizations:
Balance at beginning of period	$4,824	$4,414
Cash paid (received) during period	(1,319)	(26)
Included in earnings	–	224
Balance at end of period	$3,505	$4,612

Warrant Derivative Liability:
Balance at beginning of period	$355	$967
Included in earnings	228	203
Reclassification to equity	(583)	(1,056)
Balance at end of period	$–	$114

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	March 31,	December 31,	Valuation	Unobservable	March 31,	December 31,
	2013	2012	Techniques	Inputs	2013	2012
	(In thousands)
Assets:
Finance receivables measured at fair value	$43,021	$59,668	Discounted cash flows	Discount rate	20.4%	20.4%
				Cumulative net losses	5.5%	5.5%
				Monthly average prepayments	0.5%	0.5%

Residual interest in securitizations	3,505	4,824	Discounted cash flows	Discount rate	20.0%	20.0%
				Cumulative net losses	14.0%	13.5%
				Monthly average prepayments	0.5%	0.5%

Liabilities:
Warrant derivative liability	$–	$355	Binomial	Stock price	n/a	$5.36/sh
				Volatility	n/a	40.0%
				Risk free rate	n/a	1.26%

Debt secured by receivables measured at fair value	40,387	57,107	Discounted cash flows	Discount rate	16.2%	16.2%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at March 31, 2013 and December 31, 2012, were as follows:

	As of March 31, 2013
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$13,866	$13,866	$–	$–	$13,866
Restricted cash and equivalents	139,393	139,393	–	–	139,393
Finance receivables, net	832,549	–	–	822,921	822,921
Finance receivables measured at fair value	43,021	–	–	43,021	43,021
Residual interest in securitizations	3,505	–	–	3,505	3,505
Accrued interest receivable	10,602	–	–	10,602	10,602
Liabilities:
Warehouse lines of credit	$26,676	$–	$–	$26,676	$26,676
Accrued interest payable	3,077	–	–	3,077	3,077
Residual interest financing	13,773	–	–	13,773	13,773
Debt secured by receivables measured at fair value	40,387	–	–	40,387	40,387
Securitization trust debt	901,679	–	–	913,591	913,591
Senior secured debt	50,789	–	–	50,789	50,789
Subordinated renewable notes	23,558	–	–	23,558	23,558

	As of December 31, 2012
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,966	$12,966	$–	$–	$12,966
Restricted cash and equivalents	104,445	104,445	–	–	104,445
Finance receivables, net	744,749	–	–	740,511	740,511
Finance receivables measured at fair value	59,668	–	–	59,668	59,668
Residual interest in securitizations	4,824	–	–	4,824	4,824
Accrued interest receivable	10,411	–	–	10,411	10,411
Liabilities:
Warrant derivative liability	$355	$–	$–	$355	$355
Warehouse lines of credit	21,731	–	–	21,731	21,731
Accrued interest payable	2,795	–	–	2,795	2,795
Residual interest financing	13,773	–	–	13,773	13,773
Debt secured by receivables measured at fair value	57,107	–	–	57,107	57,107
Securitization trust debt	792,497	–	–	803,290	803,290
Senior secured debt	50,135	–	–	50,135	50,135
Subordinated renewable notes	23,281	–	–	23,281	23,281

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of March 31, 2013 and December 31, 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

Cash, Cash Equivalents and Restricted Cash and Equivalents

The carrying value equals fair value.

Finance Receivables, net

The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar receivables could be originated.

Finance Receivables Measured at Fair Value and Debt Secured by Receivables Measured at Fair Value

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

We were incorporated and began our operations in March 1991. From inception through March 31, 2013, we have purchased a total of approximately $9.8 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $842.0 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,743	897,575
Quarter ended March 31, 2013	180,124	968,539

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

Since the third quarter of 2003, we have conducted 31 term securitizations. Of these 31, 25 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased under our TFC program and acquired in a bulk purchase. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations. Since July 2003 all such securitizations have been structured as secured financings, except our September 2008 and September 2010 securitizations. These transactions were in substance sales of the underlying receivables and were treated as sales for financial accounting purposes. The September 2010 securitization was our first securitization since 1993 that did not utilize a financial guaranty for the senior asset-backed notes. Since then we have completed eight senior subordinate securitizations and none have utilized financial guarantees.

Our March 2013 securitization included a pre-funding feature in which a portion of the receivables to be pledged to the trust were not delivered to the trust until after the initial closing. As a result, our restricted cash balance at March 31, 2013 included $68.7 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In April 2013, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 58 term securitizations of approximately $7.9 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations. Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations

	$ in thousands
Period	Number of Term Securitizations	Amount of Term Securitizations
2006	4	$957.7
2007	3	1,118.1
2008	2	509.0
2009	0	–
2010	1	103.8
2011	3	335.6
2012	4	603.5
Quarter ended March 31, 2013	1	185.0

Our 2012 securitizations included $58.2 million in contracts that were repurchased from 2006 and 2007 securitizations during 2012. Since 2011 all of our securitizations have been structured as secured financings and none utilized financial guarantees.

Our current short-term funding capacity is $200 million, comprising two credit facilities. The first $100 million credit facility was established in December 2010. This facility was renewed in March 2013, extending the revolving period to March 2015, and adding an amortization period through March 2017. Our second $100 million credit facility was established in May 2012 and matures in May 2013.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2013 we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

Results of Operations

Comparison of Operating Results for the three months ended March 31, 2013 with the three months ended March 31, 2012

Revenues.  During the three months ended March 31, 2013, revenues were $54.6 million, an increase of $10.1 million, or 22.6%, from the prior year revenue of $44.5 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended March 31, 2013 increased $10.6 million, or 26.0%, to $51.2 million from $40.6 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $721.6 million at March 31, 2012 to $948.0 million at March 31, 2013. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the three months ended March 31, 2013 and 2012:

	Average Balances for the Three Months Ended
	March 31, 2013	March 31, 2012
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$871.8	$570.9
Fireside	49.0	146.6
Total	$920.8	$717.5

Servicing fees totaling $909,000 in the three months ended March 31, 2013 increased $108,000, or 13.5%, from $801,000 in the prior year. We earn base servicing fees on two portfolios that are amortizing and provide us with less base servicing fees each period. On one of such portfolios, however, we recently began earning an incentive servicing fee. Such incentive servicing fee was $463,000 for the three months ended March 31, 2013 and more than offset the decrease of $356,000 in base servicing fees. We did not earn any incentive servicing fee in the prior year’s period. As of March 31, 2013 and 2012, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	March 31, 2013		March 31, 2012
	Amount (1)	%(2)	Amount (1)	%(2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$904.7	93.4%	$588.4	75.3%
Fireside	43.3	4.5%	133.2	17.0%
Owned by Non-Consolidated Subsidiaries	12.3	1.3%	34.4	4.4%
Third-Party Servicing Portfolios	8.2	0.8%	25.8	3.3%
Total	$968.5	100.0%	$781.8	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At March 31, 2013, we were generating income and fees on a managed portfolio with an outstanding principal balance of $968.5 million (this amount includes $12.3 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $8.2 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $781.8 million as of March 31, 2012. At March 31, 2013 and 2012, the managed portfolio composition was as follows:

	March 31, 2013		March 31, 2012
	Amount (1)	%(2)	Amount (1)	%(2)
Originating Entity	($ in millions)
CPS	$917.0	94.7%	$621.7	79.5%
Fireside	43.3	4.5%	133.2	25.5%
TFC	–	0.0%	1.1	0.2%
Third Party Portfolio	8.2	0.8%	25.8	3.3%
Total	$968.5	100.0%	$781.8	108.5%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income decreased by $589,000, or 19.0%, to $2.5 million in the three months ended March 31, 2013 from $3.1 million during the prior year. This decrease is the combination of a $475,000 mark down of the fair value of the receivables and debt associated with the Fireside Bank portfolio acquisition, decreases of $46,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation, and a decrease of $145,000 in remittances from third-party providers of convenience fees paid by our customers for web based and other electronic payments. These decreases in other income were partially offset by an increase of $78,000 in income from direct mail and other related products and services that we offer to our dealers.

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

Total operating expenses were $48.1 million for the three months ended March 31, 2013, compared to $44.0 million for the prior year, an increase of $4.1 million, or 9.2%. The increase is primarily due to the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and the related increase in our provision for credit losses. Increases in provision for credit losses were somewhat offset by decreases in interest expense.

Employee costs increased by $78,000 or 0.9%, to $8.9 million during the three months ended March 31, 2013, representing 18.6% of total operating expenses, from $8.8 million for the prior year, or 20.2% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments to accommodate the increase in contract purchases. These additions have offset reductions in our Servicing department staff that have resulted from decreases in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods, ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$180.1	$119.9
Contracts purchased (units)	11,691	7,942
Managed portfolio outstanding (dollars)	$968.5	$781.8
Managed portfolio outstanding (units)	91,044	100,345

Number of Originations staff	138	111
Number of Marketing staff	89	65
Number of Servicing staff	286	316
Number of other staff	60	56
Total number of employees	573	548

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $3.8 million, a decrease of 16.5%, compared to the previous year and represented 7.8% of total operating expenses.

Interest expense for the three months ended March 31, 2013 decreased by $5.9 million to $16.3 million, or 26.7%, compared to $22.3 million in the previous year. Interest expense on the Fireside portfolio credit facility decreased by $4.0 million compared to the prior period as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt decreased by $1.1 million in the three months ended March 31, 2013 compared to the prior year. Although the outstanding amount of securitization trust debt increased to $901.7 million at March 31, 2013 compared to $792.5 million at March 31, 2012, the blended interest rates on our 2012 term securitizations are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012.

Interest expense on senior secured and subordinated debt increased by $502,000. Interest expense on residual interest financing decreased $256,000 in the three months ended March 31, 2013 compared to the prior year as a result of principal amortization.

Interest expense on warehouse debt decreased by $114,000 for the three months ended March 31, 2013 compared to the prior year. Although we increased our contract purchases to $180.1 million in the three months ended March 31, 2013 compared to $119.9 million in the prior period, recently we have relied less on warehouse credit facilities and instead have used more of our unrestricted cash balances to hold receivables prior to securitization.

The interest expense related to the value of outstanding derivative warrants resulted in an increase of $25,000 in interest expense. In February 2013, the remaining derivative warrant was exercised, which should result in no future interest expense related to derivative warrants.

Provision for credit losses was $15.1 million for the three months ended March 31, 2013, an increase of $10.3 million, or 213.2% compared to the prior year and represented 31.5% of total operating expenses. The provision for credit losses maintains the allowance for loan losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance incorporates greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in our contract purchases during the last year and the increase size of the portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $562,000, or 21.4%, to $3.2 million during the three months ended March 31, 2013, compared to $2.6 million in the prior year period, and represented 6.6% of total operating expenses. For the three months ended March 31, 2013, we purchased 11,691 contracts representing $180.1 million in receivables in the current period compared to 7,942 contracts representing $119.9 million in receivables in the prior year.

Occupancy expenses decreased by $177,000 or 24.6%, to $544,000 compared to $721,000 in the previous year and represented 1.1% of total operating expenses.

Depreciation and amortization expenses decreased by $9,000 or 5.6%, to $143,000 compared to $152,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended March 31, 2013, we recorded tax expense of $2.7 million. In the prior year period, we recorded no net tax expense and reduced our valuation allowance for our deferred tax assets by $195,000.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. Our internal credit performance data consistently show that new receivables have lower levels of delinquency and losses early in their lives, with delinquencies increasing throughout their lives and monthly losses as a percentage of the balance outstanding gradually increasing to a peak between 36 and 42 months, after which they gradually decrease. The weighted average seasoning of our portfolio represented in the tables below (excluding the Fireside portfolio) was 14 months, 36 months and 18 months as of March 31, 2013, March 31, 2012, and December 31, 2012, respectively. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we were servicing and owned as of the respective dates shown. The tables do not include the experience of third party servicing portfolios.

Delinquency Experience (1)

Total Owned Portfolio Excluding Fireside

	March 31, 2013		March 31, 2012		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	77,868	$917,025	68,975	$622,807	74,124	$825,186
Period of delinquency (2)
31-60 days	1,719	13,121	1,081	5,962	2,545	18,034
61-90 days	907	6,692	567	3,823	1,179	9,360
91+ days	433	3,103	515	3,377	773	5,297
Total delinquencies (2)	3,059	22,916	2,163	13,162	4,497	32,691
Amount in repossession (3)	1,933	14,551	1,932	9,204	1,932	12,506
Total delinquencies and amount in repossession (2)	4,992	$37,467	4,095	$22,366	6,429	$45,197
Delinquencies as a percentage of gross servicing portfolio	3.9%	2.5%	3.1%	2.1%	6.1%	4.0%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	6.4%	4.1%	5.9%	3.6%	8.7%	5.5%

Extension Experience
Contracts with one extension, accruing	9,475	$89,931	11,093	$65,260	9,094	$73,632
Contracts with two or more extensions, accruing	6,902	38,547	10,701	62,170	7,795	37,761
	16,377	128,478	21,794	127,430	16,889	111,393

Contracts with one extension, non-accrual	507	4,090	640	2,982	632	4,401
Contracts with two or more extensions, non-accrual	644	2,576	996	5,382	1,044	4,344
	1,151	6,666	1,636	8,364	1,676	8,745

Total contracts with extensions	17,528	$135,144	23,430	$135,794	18,565	$120,138

Delinquency Experience (1)

Fireside Portfolio

	March 31, 2013		March 31, 2012		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
Delinquency Experience
Gross servicing portfolio (1)	11,374	$43,284	38,580	$211,045	15,039	$60,807
Period of delinquency (2)
31-60 days	319	1,054	2,188	11,132	621	2,206
61-90 days	132	414	538	2,460	204	710
91+ days	74	210	232	1,178	114	331
Total delinquencies (2)	525	1,678	2,958	14,770	939	3,247
Amount in repossession (3)	142	568	130	990	175	703
Total delinquencies and amount in repossession (2)	667	$2,246	3,088	$15,760	1,114	$3,950
Delinquencies as a percentage of gross servicing portfolio	4.6	3.9%	7.7%	7.0%	6.2%	5.3%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	5.9	5.2%	8.0%	7.5%	7.4%	6.5%

Extension Experience
Contracts with one extension, accruing	2,683	$12,196	1,576	$9,524	3,117	$15,262
Contracts with two or more extensions, accruing	326	1,786	12	54	134	717
	3,009	13,982	1,588	9,578	3,251	15,979

Contracts with one extension, non-accrual	109	396	36	213	160	726
Contracts with two or more extensions, non-accrual	5	29	–	–	6	20
	114	425	36	213	166	746

Total contracts with extensions	3,123	$14,407	1,624	$9,791	3,417	$16,725

Delinquency Experience (1)

Total Owned Portfolio

	March 31, 2013		March 31, 2012		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	89,242	$960,310	96,218	$756,016	89,163	$885,993
Period of delinquency (2)
31-60 days	2,038	14,175	1,492	7,637	3,166	20,240
61-90 days	1,039	7,376	769	4,605	1,383	10,070
91+ days	507	3,313	639	3,862	887	5,629
Total delinquencies (2)	3,584	24,864	2,900	16,104	5,436	35,939
Amount in repossession (3)	2,075	15,119	2,189	10,455	2,107	13,209
Total delinquencies and amount in repossession (2)	5,659	$39,983	5,089	$26,559	7,543	$49,148
Delinquencies as a percentage of gross servicing portfolio	4.0%	2.6%	3.0%	2.1%	6.1%	4.1%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	6.3%	4.2%	5.3%	3.5%	8.5%	5.5%

Extension Experience
Contracts with one extension, accruing	12,158	$79,527	12,669	$71,784	12,211	$88,894
Contracts with two or more extensions, accruing	7,228	45,033	10,713	65,224	7,929	38,478
	19,386	124,560	23,382	137,008	20,140	127,372

Contracts with one extension, non-accrual	705	4,090	676	3,018	792	5,127
Contracts with two or more extensions, non-accrual	864	3,941	996	5,559	1,050	4,364
	1,569	8,031	1,672	8,577	1,842	9,491

	20,955	$132,591	25,054	$145,585	21,982	$136,863

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

(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1) (3)

Total Owned Portfolio Excluding Fireside

	March 31,	March 31,	December 31,
	2013	2012	2012
	(Dollars in thousands)
Average servicing portfolio outstanding	$885,741	$608,240	$699,030
Annualized net charge-offs as a percentage of average servicing portfolio (2)	4.2%	3.6%	3.5%

Net Charge-Off Experience (1) (3)

Fireside Portfolio

	March	March	December 31,
	2013	2012	2012
	(Dollars in thousands)
Average servicing portfolio outstanding	$49,000	146,566	$103,548
Annualized net charge-offs as a percentage of average servicing portfolio (2)	4.9%	5.0%	4.5%

Net Charge-Off Experience (1)

Total Owned Portfolio Including Fireside

	March	March	December 31,
	2013	2012	2012
	(Dollars in thousands)
Average servicing portfolio outstanding	$934,742	$754,805	$802,579
Annualized net charge-offs as a percentage of average servicing portfolio (2)	4.2%	3.9%	3.6%

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements. March 31, 2013 and March 31, 2012 percentage represents three months ended March 31, 2013 and March 31, 2012 annualized. December 31, 2012 represents 12 months ended December 31, 2012.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of March 31, 2013, for accounts that received extensions from 2008 through 2011 (2012 and 2013 data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at March 31, 2013	% Active or Paid Off at Sept. 30, 2012	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	11,948	33.6%	18,821	52.9%	4,819	13.5%	17

2009	32,004	11,968	37.4%	14,272	44.6%	5,764	18.0%	14

2010	22,593	12,290	54.4%	8,030	35.5%	1,643	7.3%	14

2011	17,001	12,681	74.6%	3,535	20.8%	785	4.6%	12

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For the accounts receiving extensions in 2008, 2009, 2010 and 2011, 33.6%, 37.4%, 54.4% and 74.6%, respectively, were either paid in full or active and performing at March 31, 2013. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful. For the 2008, 2009, 2010 and 2011 extensions, of the accounts that charged off, the charge off was incurred, on average, 17, 14, 14 and 12 months, respectively, after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

Additional information about our extensions is provided in the tables below:

	Three Months Ended March 31,		Year Ended December 31,
	2013	2012	2012

Average number of extensions granted per month	1,544	1,422	1,493

Average number of outstanding accounts	89,183	98,430	93,022

Average monthly extensions as % of average outstandings	1.7%	1.4%	1.6%

Table excludes extensions on Fireside portfolio and portfolios serviced for third parties.

	March 31, 2013		March 31, 2012		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)
Contracts with one extension	9,982	$94,021	11,733	$68,242	9,726	$78,033
Contracts with two extensions	3,869	19,616	6,972	40,059	4,664	22,485
Contracts with three extensions	2,395	10,313	3,467	20,022	2,819	13,086
Contracts with four extensions	1,014	4,516	1,115	6,560	1,134	5,370
Contracts with five extensions	236	1,128	123	771	196	1,038
Contracts with six extensions	32	151	20	140	26	126
	17,528	$129,745	23,430	$135,794	18,565	$120,138

Gross servicing portfolio	77,868	$917,025	68,975	$622,807	74,124	$825,186

Table excludes extensions on Fireside portfolio and portfolios serviced for third parties.

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

Liquidity and Capital Resources

Our business requires substantial cash to support our purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from operating activities, including proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitization transactions and their related spread accounts. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, and the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to acquire and borrow against automobile contracts.

Net cash provided by operating activities for the three-month period ended March 31, 2013 was $21.0 million compared to net cash provided by operating activities for the three-month period ended March 31, 2012 of $4.5 million. Cash provided by operating activities is significantly affected by our net income, or loss, before provisions for credit losses.

Net cash used in investing activities for the three-month period ended March 31, 2013 was $115.4 million compared to net cash provided by investing activities of $27.9 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and reductions in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $180.1 million and $119.9 million during the first three months of 2013 and 2012, respectively. The significant change from the prior year is largely attributable to the increase in our purchases of finance receivables, net of payments. For the three-month period ended March 31, 2013, purchases of finance receivables net of payments resulted in net cash used of $97.9 million, compared to the prior year when net purchases of finance receivables were approximately the same as payments.

Net cash provided by financing activities for the three months ended March 31, 2013 was $95.2 million compared to net cash used in financing activities of $31.9 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit. In the first three months of 2013, we issued $185.0 million in new securitization trust debt compared to $155.0 million in the same period of 2012. In addition, we repaid $76.1 million in securitization trust debt and $17.9 million in debt associated with the Fireside Bank portfolio in the three months ended March 31, 2013 compared to repayments of securitization trust debt of $138.9 million and repayment of $39.2 million in debt associated with the Fireside Bank portfolio in the prior year period. In the three months ended March 31, 2013, we received net proceeds from our warehouse lines of credit of $4.9 million, compared to net proceeds of $3.5 million in the prior year’s period. In addition, in the prior year period, we repaid $3.9 million and $5.6 million of our residual interest financing debt and senior secured related party debt, respectively, compared to no repayments of such debt in the current period.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of March 31, 2013, we had unrestricted cash of $13.9 million. We had $100.0 million available under one warehouse credit facility and $73.3 million available under our second warehouse credit facility (such figures assume the availability of sufficient eligible collateral). During the three-month period ended March 31, 2013, we completed one securitization aggregating $185.0 million of receivables, and we intend to continue completing securitizations regularly during 2013, although there can be no assurance that we will be able to so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income would decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations. While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and the delinquency, defaults or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies, defaults or net losses on the automobile contracts exceed such levels, the terms of the securitization: (i) may require increased credit enhancement to be accumulated for the particular pool; or (ii) in certain circumstances, may permit the the transfer of servicing on some or all of the automobile contracts to another servicer. There can be no assurance that collections from the related trusts will continue to generate sufficient cash. Moreover, most of our retained interests in securitization transactions and their related spread accounts are pledged as collateral to our residual interest financings and, under certain circumstances, cash releases from these transactions will be used to repay such residual interest financings.

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of March 31, 2013, we were in compliance with all such financial covenants. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2013, we had approximately $1,056.9 million of debt outstanding. Such debt consisted primarily of $901.7 million of securitization trust debt, and also included $40.4 million in debt for the acquisition of the Fireside portfolio, $26.7 million of warehouse lines of credit, $13.8 million of residual interest financing, $50.1 million of senior secured related party debt and $23.6 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $6.5 million for the three months ended March 31, 2013 and $9.2 million for the year ended December 31, 2012. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable credit losses that can be reasonably estimated in our portfolio of automobile contracts. The estimate for probable credit losses is reduced by our estimate for future recoveries on previously incurred losses. Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. While our allowance as a percentage of finance receivables has increased recently, previously it had decreased for several years due primarily to the continued seasoning of our portfolio. Our historical static loss data shows that, in general, incremental monthly losses as a percentage of the balance outstanding increase to a peak between months 36 and 42 of the life of a static portfolio, after which such monthly incremental losses tend to decrease. As of March 31, 2013 the weighted average age of our portfolio of finance receivables was 14 months. In addition, receivables originated after the second quarter of 2008 have exhibited significantly better credit performance metrics than 2006 and 2007 vintage portfolios at similar aging stages.

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. We structure our securitizations to include internal credit enhancement for the benefit of the investors (i) in the form of an initial cash deposit to an account ("spread account") held by the trust, (ii) in the form of overcollateralization of the senior asset-backed securities, where the principal balance of the senior asset-backed securities issued is less than the principal balance of the automobile contracts, (iii) in the form of subordinated asset-backed securities, or (iv) some combination of such internal credit enhancements. The agreements governing the securitization transactions require that the initial level of internal credit enhancement be supplemented by a portion of collections from the automobile contracts until the level of internal credit enhancement reaches a specified level, which is then maintained. This specified level is generally computed as a percentage of the principal amount of the related automobile contracts and will vary depending on the performance of the specific portfolio .. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one transaction to another. The agreements governing the securitizations generally grant us the option to repurchase the automobile contracts from the trust when the aggregate outstanding balance of the automobile contracts has amortized to a specified percentage of the initial aggregate balance.

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

If the amount of cash required for payment of fees, expenses, interest and principal on the senior asset-backed notes exceeds the amount collected during the collection period, the shortfall is withdrawn from the spread account, if any. If the cash collected during the period exceeds the amount necessary for the above allocations plus required principal payments on the subordinated asset-backed notes, and there is no shortfall in the related spread account or the required overcollateralization level, the excess is released to us. If the spread account and overcollateralization are not at the required levels, then the excess cash collected is retained in the trust until the specified levels are achieved. Although spread account balances are held by the trusts on behalf of our special-purpose subsidiaries as the owner of the residual interests or the trusts, we are restricted in use of the cash in the spread accounts. Cash held in the various spread accounts is invested in high quality, liquid investment securities, as specified in the securitization agreements.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgements, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, from the fourth quarter of 2011 through 2012, we reported five consecutive quarters of increasing profitability, observed improvement in credit metrics, and produced reliable internal financial projections. Furthermore, we demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables. As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our net deferred tax assets. Accordingly, we reversed the related valuation allowance of $62.8 million in the fourth quarter of 2012.

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

Item 4. Controls and Procedures

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of such disclosure controls and procedures. Based upon that evaluation, the principal executive officer (Charles E. Bradley, Jr.) and the principal financial officer (Jeffrey P. Fritz) concluded that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, material information relating to us that is required to be included in our reports filed under the Securities Exchange Act of 1934. There has been no change in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information provided under the caption “Legal Proceedings,” Note 9 to the Unaudited Condensed Consolidated Financial Statements, included in Part I of this report, is incorporated herein by reference.

Item 1A. Risk Factors

We remind the reader that risk factors are set forth in Item 1A of our report on Form 10-K, filed with the U.S. Securities and Exchange Commission on February 15, 2013. Where we are aware of material changes to such risk factors as previously disclosed, we set forth below an updated discussion of such risks. The reader should note that the other risks identified in our report on Form 10-K remain applicable.

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At March 31, 2013 and December 31, 2012, we had approximately $1,056.9 million and $958.5 million, respectively, of debt outstanding. Such debt consisted, as of March 31, 2013, primarily of $901.7 million of securitization trust debt, and also included $40.4 million in debt for the acquisition of the Fireside portfolio, $26.7 million of warehouse indebtedness, $13.8 million of residual interest financing, $50.8 million of senior secured debt and $23.6 million in subordinated renewable notes. At December 31, 2012, such debt consisted primarily of $792.5 million of securitization trust debt, and also included $57.1 million in debt for the acquisition of the Fireside portfolio, $21.7 million of warehouse indebtedness, $13.8 million of residual interest financing, $50.1 million of senior secured debt, and $23.3 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Our profitability is largely determined by the difference, or "spread," between the effective interest rate on the automobile contracts that we acquire and the interest rates payable under warehouse credit facilities and on the asset-backed securities issued in our securitizations. In the past, disruptions in the market for asset-backed securities resulted in an increase in the interest rates we paid on asset-backed securities. Should similar disruptions take place in the future, we may pay higher interest rates on asset-backed securities issued in the future. Although we have the ability partially to offset increases in our cost of funds by increasing fees we charge to dealers when purchasing contracts, or by demanding higher interest rates on contracts we purchase, there can be no assurance that such actions would offset the entire increase in interest that we might pay to finance our managed portfolio.

Several factors affect our ability to manage interest rate risk. Specifically, we are subject to interest rate risk during the period after we purchase automobile contracts from dealers and before we sell and finance such contracts in a securitization. Interest rates on warehouse credit facilities are typically adjustable, while the interest rates on the automobile contracts are fixed. If interest rates increase, the interest we must pay to the lenders under warehouse credit facilities is likely to increase, while the interest we collect from those warehoused automobile contracts remains the same. Therefore, during the warehousing period, excess spread cash flow would likely decrease. Additionally, contracts warehoused and then securitized during a rising interest rate environment may result in less excess spread cash flow as our securitizations typically have paid interest rates set at prevailing interest rates at the time of the closing of the securitization, which may not take place until several months after we purchased those contracts . Our customers, on the other hand, pay fixed rates of interest on the contracts, which are agreed to at the time they purchase the underlying vehicles. A decrease in excess spread cash flow could adversely affect our earnings and cash flow.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we re-purchased 15,213 shares of our common stock.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

January 2013	–	$–	–	$1,106,043
February 2013	15,213	7.88	15,213	$986,193
March 2013	–	–	–	$986,193
Total	15,213	$7.88	15,213

(1)	Each monthly period is the calendar month.
(2)	Through March 31, 2013, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.43	Indenture dated March 1, 2013 re Notes issued by CPS Auto Receivables Trust 2013-A.
4.44	Sale and Servicing Agreement dated as of March 1, 2013.
10.14	2006 Long-Term Equity Incentive Plan as amended to date
10.29	Amended and Restated Credit Agreement dated March 11, 2013
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

CONSUMER PORTFOLIO SERVICES, INC. (Registrant)

Date: April 30, 2013	By:	/s/ CHARLES E. BRADLEY, JR.
Charles E. Bradley, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2013	By:	/s/ JEFFREY P. FRITZ
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

