Form 10-Q
period 2013-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2013-08-09
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of August 2, 2013 the registrant had 21,604,739 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$18,584	$12,966
Restricted cash and equivalents	122,864	104,445

Finance receivables	971,914	764,343
Less: Allowance for finance credit losses	(32,101)	(19,594)
Finance receivables, net	939,813	744,749

Finance receivables measured at fair value	30,319	59,668
Residual interest in securitizations	2,246	4,824
Furniture and equipment, net	546	726
Deferred financing costs	11,184	9,140
Deferred tax assets, net	69,971	75,640
Accrued interest receivable	12,905	10,411
Other assets	16,608	15,051
	$1,225,040	$1,037,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$29,672	$17,785
Warehouse lines of credit	17,144	21,731
Residual interest financing	33,773	13,773
Debt secured by receivables measured at fair value	25,622	57,107
Securitization trust debt	983,887	792,497
Senior secured debt, related party	39,368	50,135
Subordinated renewable notes	22,569	23,281
	1,152,035	976,309
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 21,361,239 and 19,838,913 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	68,762	65,678
Retained earnings	9,880	1,270
Accumulated other comprehensive loss	(5,637)	(5,637)
	73,005	61,311

	$1,225,040	$1,037,620

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Interest income	$55,797	$41,546	$106,964	$82,157
Servicing fees	876	595	1,784	1,396
Other income	2,862	2,010	5,380	5,116
Gain on cancellation of debt	10,947	–	10,947	–
	70,482	44,151	125,075	88,669
Expenses:
Employee costs	11,527	8,277	20,476	17,148
General and administrative	4,518	3,577	8,272	8,075
Interest	14,601	19,827	30,947	42,136
Provision for credit losses	17,371	7,711	32,519	12,547
Provision for contingent liabilities	9,650	–	9,650	–
Marketing	3,472	2,560	6,654	5,180
Occupancy	683	726	1,226	1,447
Depreciation and amortization	114	132	257	284
	61,936	42,810	110,001	86,817
Income before income tax expense	8,546	1,341	15,074	1,852
Income tax expense	3,721	–	6,464	–
Net income	$4,825	$1,341	$8,610	$1,852

Earnings per share:
Basic	$0.23	$0.07	$0.42	$0.10
Diluted	0.15	0.05	0.27	0.08

Number of shares used in computing earnings per share:
Basic	20,989	19,305	20,534	19,360
Diluted	31,788	24,636	31,709	23,283

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$4,825	$1,341	$8,610	$1,852

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$4,825	$1,341	$8,610	$1,852

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$8,610	$1,852
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(10,309)	(7,169)
Accretion of purchase discount on receivables measured at fair value	(984)	(5,049)
Amortization of discount on securitization trust debt	502	917
Amortization of discount on senior secured debt, related party	1,370	1,567
Accretion of premium on debt secured by receivables measured at fair value	1,556	5,108
Mark to fair value on debt secured by receivables measured at fair value	(497)	6,015
Mark to fair value of receivables measured at fair value	613	(5,217)
Depreciation and amortization	257	284
Amortization of deferred financing costs	1,196	1,865
Provision for credit losses	32,519	12,547
Provision for contingent liabilities	9,650	–
Stock-based compensation expense	1,820	618
Interest income on residual assets	–	(436)
Gain on cancellation of debt	(10,947)	–
Changes in assets and liabilities:
Accrued interest receivable	(2,494)	(848)
Deferred tax assets, net	5,669	–
Other assets	(977)	35
Accounts payable and accrued expenses	2,819	(3,169)
Net cash provided by operating activities	40,373	8,920

Cash flows from investing activities:
Purchases of finance receivables held for investment	(383,898)	(257,800)
Payments received on finance receivables held for investment	166,625	153,993
Payments on receivables portfolio at fair value	29,720	68,153
Proceeds received on residual interest in securitizations	2,578	–
Change in repossessions held in inventory	(580)	464
Decreases (increases) in restricted cash and cash equivalents, net	(18,419)	31,422
Purchase of furniture and equipment	(77)	(176)
Net cash provided by (used in) investing activities	(204,051)	(3,944)

Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	390,000	296,500
Proceeds from issuance of subordinated renewable notes	1,027	1,576
Payments on subordinated renewable notes	(1,739)	(1,226)
Net proceeds from (repayments of) warehouse lines of credit	(4,587)	3,175
Proceeds from (repayments of) residual interest financing debt	20,000	(6,563)
Repayment of securitization trust debt	(188,165)	(214,405)
Repayment of debt secured by receivables measured at fair value	(32,544)	(73,289)
Repayment of senior secured debt, related party	(12,137)	(6,200)
Payment of financing costs	(3,240)	(4,064)
Repurchase of common stock	(1,138)	(435)
Exercise of options and warrants	1,819	101
Net cash provided by (used in) financing activities	169,296	(4,830)

Increase in cash and cash equivalents	5,618	146

Cash and cash equivalents at beginning of period	12,966	10,094
Cash and cash equivalents at end of period	$18,584	$10,240

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$25,612	$43,288
Income taxes	$1,695	$745
Non-cash financing activities:
Derivative warrants reclassified from accounts payable to common stock	$583	$1,358

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business

We were formed in California on March 8, 1991. We specialize in purchasing and servicing retail automobile installment sale contracts (“automobile contracts” or “finance receivables”) originated by licensed motor vehicle dealers located throughout the United States (“dealers”) in the sale of new and used automobiles, light trucks and passenger vans. Through our purchases, we provide indirect financing to dealer customers for borrowers with limited credit histories, low incomes or past credit problems (“sub-prime customers”). We serve as an alternative source of financing for dealers, allowing sales to customers who otherwise might not be able to obtain financing. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in four merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) lent money directly to consumers for an immaterial amount of loans secured by vehicles. In this report, we refer to all of such contracts and loans as "automobile contracts."

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the six-month period ended June 30, 2013 are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods. Specifically, a number of estimates were made in connection with determining an appropriate allowance for finance credit losses, valuing finance receivables measured at fair value and the related debt, valuing residual interest in securitizations, accreting net acquisition fees, amortizing deferred costs, valuing stock options and warrants issued, and recording deferred tax assets and reserves for uncertain tax positions. These are material estimates that could be susceptible to changes in the near term and, accordingly, actual results could differ from those estimates.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income for the three-month and six-month periods ending June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Direct mail revenues	$1,963	$1,232	$3,727	$2,851
Convenience fee revenue	828	690	1,515	1,522
Recoveries on previously charged-off contracts	54	148	104	245
Sales tax refunds	–	55	84	127
Other	17	(115)	(50)	371
Other income for the period	$2,862	$2,010	$5,380	$5,116

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the six months ended June 30, 2013 and 2012, we recorded stock-based compensation costs in the amount of $1,820,000 and $618,000, respectively. As of June 30, 2013, unrecognized stock-based compensation costs to be recognized over future periods equaled $14.6 million. This amount will be recognized as expense over a weighted-average period of 3.6 years.

The following represents stock option activity for the six months ended June 30, 2013:

			Weighted
	Number of	Weighted	Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	8,652	$1.58	N/A
Granted	3,025	7.43	N/A
Exercised	(394)	1.73	N/A
Forfeited	–	–	N/A
Options outstanding at the end of period	11,283	$3.15	6.82 years

Options exercisable at the end of period	6,174	$1.69	4.97 years

At June 30, 2013, the aggregate intrinsic value of options outstanding and exercisable was $48.3 million and $34.9 million, respectively. There were 394,000 options exercised for the six months ended June 30, 2013 compared to 87,000 for the comparable period in 2012. There were 3.9 million shares available for future stock option grants under existing plans as of June 30, 2013.

Purchases of Company Stock

During the six-month period ended June 30, 2013 and 2012, we purchased 118,544 and 320,154 shares, respectively, of our common stock, at average prices of $9.60 and $1.36, respectively.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, from 2008 to 2010, we issued warrants to purchase the Company’s common stock in conjunction with various debt financing transactions. At the time of issuance, five of these warrants issued contained "down round," or price reset, features that are subject to classification as liabilities for financial statement purposes. These liabilities were measured at fair value, with the changes in fair value at the end of each period reflected as current period income or loss. Accordingly, changes to the market price per share of our common stock underlying these warrants with "down round," or price reset, features directly affected the fair value computations for these derivative financial instruments. The effect was that any increase in the market price per share of our common stock would also increase the related liability, which in turn would result in a current period loss. Conversely, any decrease in the market price per share of our common stock would also decrease the related liability, which in turn would result in a current period gain. We used a binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants. In computing the fair value of the warrant liabilities at the end of each period, we used significant judgments with respect to the risk free interest rate, the volatility of our stock price, and the estimated life of the warrants. The warrant liabilities were included in Accounts payable and accrued expenses on our consolidated balance sheets. On March 29, 2012 we agreed with the holders to amend three of the five warrants that contained the “down round” features, removing those specific price reset terms. On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above. The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts payable to Common Stock. On June 25, 2012 we agreed with the holder to amend one other warrant that contained the “down round” features, removing those specific price reset terms. The $250,000 aggregate value of this amended warrant was reclassified from Accounts payable to Common stock on the date of the amendment. The fifth warrant with the “down round” feature was exercised on February 22, 2013. The $583,000 intrinsic value of this warrant was reclassified from Accounts payable to Common stock on the date of the exercise. As of June 30, 2013 all five of the warrants issued that previously contained price reset features have either been amended or exercised and are no longer subject to quarterly valuations.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2013, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

Gain on Cancellation of Debt

In April 2013, we repurchased the outstanding Class D notes from our first 2008 securitization for a cash payment of $6.1 million and a new 5% note for $5.3 million due in June 2014. The Class D notes were held by the same related party that holds our senior secured debt. On the date we repurchased the Class D Notes, the Class D noteholder owned 10.5% of our outstanding common stock. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Provision for Contingent Liabilities

In June 30, 2013, we recognized $9.7 million in contingent liability expenses to either record or increase the amounts we believe represents our best estimate of probable incurred losses related to various pending litigation. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters including two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) has informally proposed that the we refrain from certain allegedly unfair trade practices, and to make restitutionary payments into a consumer relief fund.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	June 30,	December 31,
	2013	2012
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$1,004,141	$795,786
Less: Unearned acquisition fees and originations costs	(32,227)	(31,443)
Finance Receivables	$971,914	$764,343

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In some cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(In thousands)
Deliquency Status
Curent	$966,412	$764,741
31 – 60 days	20,887	16,925
61 – 90 days	11,409	9,019
91 + days	5,433	5,101
	$1,004,141	$795,786

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables totaling $5.4 million and $5.1 million at June 30, 2013 and December 31, 2012, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Balance at beginning of period	$24,881	$11,251	$19,594	$10,351
Provision for credit losses on finance receivables	17,371	7,711	32,519	12,547
Charge-offs	(13,361)	(8,278)	(26,277)	(16,580)
Recoveries	3,210	3,409	6,265	7,775
Balance at end of period	$32,101	$14,093	$32,101	$14,093

Excluded from finance receivables are contracts that were previously classified as finance receivables but were reclassified as other assets because we have repossessed the vehicle securing the Contract. The following table presents a summary of such repossessed inventory together with the allowance for losses in repossessed inventory that is not included in the allowance for finance credit losses:

	June 30,	December 31,
	2013	2012
	(In thousands)
Gross balance of repossessions in inventory	$13,839	$12,102
Allowance for losses on repossessed inventory	(7,541)	(6,384)
Net repossessed inventory included in other assets	$6,298	$5,718

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	June 30,	December 31,
	2013	2012
Finance Receivables Measured at Fair Value	(In thousands)

Finance receivables and accrued interest, net of unearned interest	$31,084	$60,804
Less: Fair value adjustment	(765)	(1,136)
Finance receivables measured at fair value	$30,319	$59,668

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of finance receivables measured at fair value as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(In thousands)
Deliquency Status
Curent	$29,228	$57,557
31 – 60 days	1,309	2,206
61 – 90 days	399	710
91 + days	148	331
	$31,084	$60,804

(4) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

						Weighted Average
						Contractual
	Final	Receivables		Outstanding	Outstanding	Interest
	Scheduled	Pledged at		Principal at	Principal at	Rate at
	Payment	June 30,	Initial	June 30,	December 31,	June 30,
Series	Date (1)	2013	Principal	2013	2012	2013
	(Dollars in thousands)
CPS 2008-A	October 2014	$–	$310,359	$–	$40,713	–
Page Five Funding	January 2018	15,902	46,058	14,631	21,251	9.42%
CPS 2011-A	April 2018	38,441	100,364	35,026	48,368	3.70%
CPS 2011-B	September 2018	57,385	109,936	57,535	70,863	4.72%
CPS 2011-C	March 2019	71,483	119,400	71,437	88,269	5.05%
CPS 2012-A	June 2019	82,727	155,000	82,751	105,485	3.61%
CPS 2012-B	September 2019	107,205	141,500	103,442	122,329	3.19%
CPS 2012-C	December 2019	115,057	147,000	110,018	135,219	2.51%
CPS 2012-D	March 2020	137,136	160,000	131,283	160,000	2.07%
CPS 2013-A	June 2020	176,266	185,000	172,764	–	1.80%
CPS 2013-B	September 2020	138,512	205,000	205,000	–	2.24%
		$940,114	$1,679,617	$983,887	$792,497

________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $193.4 million in 2013, $335.0 million in 2014, $236.4 million in 2015, $143.3 million in 2016, $69.1 million in 2017 and $6.7 million in 2018.

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of June 30, 2013, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of June 30, 2013, restricted cash under the various agreements totaled approximately $122.9 million. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Debt

The terms and amounts of our other debt outstanding at June 30, 2013 and December 31, 2012 are summarized below:

			Amount Outstanding at
			June 30,	December 31,
			2013	2012
			(In thousands)
Description	Interest Rate	Maturity

Residual interest financing	12.875% over one month Libor	September 2013	$13,773	$13,773

	11.75% over one month Libor	April 2018	20,000	–

Senior secured debt, related party	13.0% and 16.0% at June 30, 2013 and December 31, 2012, respectively	June 2014	36,505	50,135

	5.00%	June 2014	2,863	–

Subordinated renewable notes	Weighted average rate of 13.2% and 14.4% at June 30, 2013 and December 31, 2012, respectively	Weighted average maturity of March 2016 and June 2015 at June 30, 2013 and December 31, 2012, respectively	22,569	23,281

Debt secured by receivables measured at fair value	8.00%	Repayment is based on payments from underlying receivables. Final payment of the 8.00% note is expected in September 2013, with residual payments extending through 2016	25,622	57,107

			$121,332	$144,296

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

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Interest on Finance Receivables	$55,796	$41,076	$106,954	$81,221
Residual interest income	–	234	–	458
Other interest income	1	236	10	478
Interest income	$55,797	$41,546	$106,964	$82,157

The following table presents the components of interest expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Securitization trust debt	$8,230	$9,139	$17,368	$19,159
Warehouse lines of credit	1,297	1,668	2,579	3,064
Senior secured debt, related party	2,112	3,259	4,875	6,796
Debt secured by receivables at fair value	1,027	4,297	2,813	10,087
Residual interest financing	1,094	646	1,586	1,394
Subordinated renewable notes	841	818	1,726	1,636
	$14,601	$19,827	$30,947	$42,136

(7) Earnings Per Share

Earnings per share for the three-month and six-month periods ended June 30, 2013 and 2012 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2013 and 2012:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	20,989	19,305	20,534	19,360
	$
Incremental common shares attributable to exercise of outstanding options and warrants	10,799	5,331	11,175	3,923
	$
Weighted average number of common shares used to compute diluted earnings per share	31,788	24,636	31,709	23,283

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and six-month periods ended June 30, 2013 would have included an additional 2.2 million and 1.5 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and six-month periods ended June 30, 2012, the anti-dilutive shares were 2.1 million and 7.2 million, respectively.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, since the fourth quarter of 2011, we have reported seven consecutive quarters of increasing profitability, observed improvement in credit metrics, and produced reliable internal financial projections. Furthermore, we have demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short and long-term financing for our finance receivables. As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our net deferred tax assets. Accordingly, we reversed the related valuation allowance of $62.8 million in the fourth quarter of 2012.

Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $70.0 million as of June 30, 2013 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $70.0 million consists of approximately $57.7 million of net U.S. federal deferred tax assets and $12.3 million of net state deferred tax assets. The major components of the deferred tax asset are $50.9 million in net operating loss carryforwards and built in losses and $19.1 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $175 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

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

The reader should consider that an adverse judgment against us in the Rhode Island case for indemnification, if in an amount materially in excess of the liability already recorded in respect thereof, could have a material adverse effect on our financial condition or results of operations.

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. We regularly file lawsuits to collect obligations owed to us by consumers, and we are occasionally countersued by such individuals. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate. We are currently defending two such class actions. For the most part, we have legal and factual defenses to such claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of June 30, 2013 with respect to such matters, in the aggregate.

FTC Action. On July 17, 2013, the staff of the Federal Trade Commission (“FTC”) advised us that they are prepared to recommend that the FTC initiate a lawsuit against us relating to allegedly unfair trade practices, and simultaneously advised that settlement of such issues by consent decree may be possible. Based on our review of the FTC’s allegations, of past practices of the FTC, of our records of our collection and servicing activities, and of other companies’ settlements with the FTC, we expect that we will reach such a settlement, and that such a settlement will require that we make restitutionary payments and that we implement procedural changes under a consent decree. There can be no assurance, however, that we will reach agreement regarding any such settlement, and we may choose to contest the allegations of the FTC. Whether we reach such an agreement or not, the cost to us of contesting or settling the matter may be material. We have recorded a liability as of June 30, 2013 with respect to this matter. The reader should consider that an adverse judgment against us in this matter (whether pursuant to a consent decree or following a contested enforcement action), if in an amount materially in excess of any liability already recorded in respect thereof, could have a material adverse effect on our financial condition or results of operations.

In General. There can be no assurance as to the outcomes of any of the matters referenced above. We have recorded a liability as of June 30, 2013 that we believe represents our best estimate of probable incurred losses for legal contingencies, including the matters referenced above. The amount of losses that are at least reasonably possible above what has already been accrued for cannot be estimated. Any adverse judgment against us, if in an amount materially in excess of the recorded liability, could have a material adverse effect on our financial position or results of operations.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and six-month periods ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–	$–	$–
Interest Cost	210	220	420	440
Expected return on assets	(335)	(234)	(670)	(468)
Amortization of transition (asset)/obligation	–	–	–	–
Amortization of net (gain) / loss	117	157	234	314
Net periodic cost (benefit)	$(8)	$143	$(16)	$286

We contributed $165,000 to the Plan during the three and six-month periods ended June 30, 2013 and we anticipate making contributions in the amount of $329,000 for the remainder of 2013.

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

At the time of issuance, five warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contained features that make them subject to derivative accounting. We valued these warrants using a binomial valuation model using a weighted average volatility assumption of 41%, weighted average term of 8 years and a risk free rate of 3.3%. On March 29, 2012 we agreed with the holders to amend three of the five warrants to remove the price reset features that resulted in derivative accounting. On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above. The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts Payable to Common Stock. On June 25, 2012 we agreed with the holder to amend one other warrant that contained the “down round,” or price reset, features to remove those specific price reset terms. The $250,000 aggregate value of this amended warrant was reclassified from Accounts Payable to Common Stock on the date of the amendment. The fifth warrant with the “down round” feature was exercised on February 22, 2013. The $583,000 intrinsic value of this warrant was reclassified from Accounts Payable to Common Stock on the date of the exercise. As of June 30, 2013 all five of the warrants issued that previously contained price reset features have either been amended or exercised and are no longer subject to quarterly valuations.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes. In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value. In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization. We also sold the securities retained from the September 2008 transaction. No gain or loss was recorded as a result of the re-securitization transaction described above. We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy. The residual interest in such securitization is $2.2 million as of June 30, 2013 and $4.8 million as of December 31, 2012 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses. We use a discount rate of 20% per annum and a cumulative net loss rate of 14%. The assumptions we use are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$43,021	$126,923	$59,668	$160,253
Payments on finance receivables at fair value	(11,461)	(27,607)	(27,980)	(64,103)
Charge-offs on finance receivables at fair value	(739)	(1,547)	(1,740)	(4,050)
Discount accretion	98	1,239	984	5,049
Mark to fair value	(600)	3,358	(613)	5,217
Balance at end of period	$30,319	$102,366	$30,319	$102,366

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$40,387	$133,017	$57,107	$166,828
Principal payments on debt at fair value	(14,614)	(34,091)	(32,544)	(73,289)
Premium accretion	452	2,126	1,556	5,108
Mark to fair value	(603)	3,610	(497)	6,015
Balance at end of period	25,622	104,662	25,622	104,662
Reduction for principal payments collected and payable	(3,715)	(9,452)	(3,715)	(9,452)
Adjusted balance at end of period	$21,907	$95,210	$21,907	$95,210

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	June 30, 2013		December 31, 2012
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$31,084	$30,319	$60,804	$59,668

Debt secured by Fireside receivables portfolio	8,851	25,622	41,365	57,107

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At June 30, 2013, the finance receivables related to the repossessed vehicles in inventory totaled $13.9 million. We have applied a valuation adjustment, or loss allowance, of $7.6 million, which is based on a recovery rate of 45%, resulting in an estimated fair value and carrying amount of $6.3 million. The fair value and carrying amount of the repossessed inventory at December 31, 2012 was $5.7 million after applying a valuation adjustment of $6.4 million.

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three or six months ended June 30, 2013 and 2012. We have no level 3 assets that are measured at fair value on a non-recurring basis. The table below presents a reconciliation for level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Residual Interest in Securitizations:
Balance at beginning of period	$3,505	$4,612	$4,824	$4,414
Cash paid (received) during period	(1,259)	4	(2,578)	(22)
Included in earnings	–	234	–	458
Balance at end of period	$2,246	$4,850	$2,246	$4,850

Warrant Derivative Liability:
Balance at beginning of period	$–	$114	$355	$967
Included in earnings	–	188	228	391
Reclassification to equity	–	(251)	(583)	(1,307)
Balance at end of period	$–	$51	$–	$51

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	June 30,	December 31,	Valuation	Unobservable	June 30,	December 31,
	2013	2012	Techniques	Inputs	2013	2012
	(In thousands)
Assets:

Finance receivables measured at fair value	$30,319	$59,668	Discounted cash flows	Discount rate	15.4%	20.4%
				Cumulative net losses	4.8%	5.5%
				Monthly average prepayments	0.5%	0.5%

Residual interest in securitizations	2,246	4,824	Discounted cash flows	Discount rate	20.0%	20.0%
				Cumulative net losses	14.0%	13.5%
				Monthly average prepayments	0.5%	0.5%

Liabilities:

Warrant derivative liability	$–	$355	Binomial	Stock price	n/a	$5.36/sh
				Volatility	n/a	40.0%
				Risk free rate	n/a	1.26%

Debt secured by receivables measured at fair value	25,622	57,107	Discounted cash flows	Discount rate	12.2%	16.2%

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at June 30, 2013 and December 31, 2012, were as follows:

	As of June 30, 2013
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$18,584	$18,584	$–	$–	$18,584
Restricted cash and equivalents	122,864	122,864	–	–	122,864
Finance receivables, net	939,813	–	–	920,878	920,878
Finance receivables measured at fair value	30,319	–	–	30,319	30,319
Residual interest in securitizations	2,246	–	–	2,246	2,246
Accrued interest receivable	12,905	–	–	12,905	12,905
Liabilities:
Warehouse lines of credit	$17,144	$–	$–	$17,144	$17,144
Accrued interest payable	3,183	–	–	3,183	3,183
Residual interest financing	33,773	–	–	33,773	33,773
Debt secured by receivables measured at fair value	25,622	–	–	25,622	25,622
Securitization trust debt	983,887	–	–	989,285	989,285
Senior secured debt	39,368	–	–	39,368	39,368
Subordinated renewable notes	22,569	–	–	22,569	22,569

	As of December 31, 2012
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,966	$12,966	$–	$–	$12,966
Restricted cash and equivalents	104,445	104,445	–	–	104,445
Finance receivables, net	744,749	–	–	740,511	740,511
Finance receivables measured at fair value	59,668	–	–	59,668	59,668
Residual interest in securitizations	4,824	–	–	4,824	4,824
Accrued interest receivable	10,411	–	–	10,411	10,411
Liabilities:
Warrant derivative liability	$355	$–	$–	$355	$355
Warehouse lines of credit	21,731	–	–	21,731	21,731
Accrued interest payable	2,795	–	–	2,795	2,795
Residual interest financing	13,773	–	–	13,773	13,773
Debt secured by receivables measured at fair value	57,107	–	–	57,107	57,107
Securitization trust debt	792,497	–	–	803,290	803,290
Senior secured debt	50,135	–	–	50,135	50,135
Subordinated renewable notes	23,281	–	–	23,281	23,281

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of June 30, 2013 and December 31, 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a specialty finance company focused on consumers who have limited credit histories, low incomes or past credit problems, whom we refer to as sub-prime customers. Our business is to purchase and service retail automobile contracts originated primarily by franchised automobile dealers and, to a lesser extent, by select independent dealers in the United States in the sale of new and used automobiles, light trucks and passenger vans. Through our automobile contract purchases, we provide indirect financing to sub-prime customers of dealers. We serve as an alternative source of financing for dealers, facilitating sales to customers who otherwise might not be able to obtain financing from traditional sources, such as commercial banks, credit unions and the captive finance companies affiliated with major automobile manufacturers. In addition to purchasing installment purchase contracts directly from dealers, we have also (i) acquired installment purchase contracts in four merger and acquisition transactions, (ii) purchased immaterial amounts of vehicle purchase money loans from non-affiliated lenders, and (iii) lent money directly to consumers for an immaterial amount of loans secured by vehicles. In this report, we refer to all of such contracts and loans as "automobile contracts."

We were incorporated and began our operations in March 1991. From inception through June 30, 2013, we have purchased a total of approximately $10.0 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $842.0 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio
	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,743	897,575
Six months ended June 30, 2013	383,898	1,067,424

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

Since the third quarter of 2003, we have conducted 32 term securitizations. Of these 32, 26 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased under our TFC program and acquired in a bulk purchase. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations. Since July 2003 all such securitizations have been structured as secured financings, except our September 2008 and September 2010 securitizations. These transactions were in substance sales of the underlying receivables and were treated as sales for financial accounting purposes. The September 2010 securitization was our first securitization since 1993 that did not utilize a financial guaranty for the senior asset-backed notes. Since then we have completed nine senior subordinate securitizations and none have utilized financial guarantees.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at June 30, 2013 included $64.1 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In July 2013, the requisite additional receivables were delivered to the trust and we received the related restricted cash, a portion of which was used to repay amounts owed under our warehouse credit facilities.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 59 term securitizations of approximately $8.1 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since October 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations. Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Term Securitizations
2006	4	$957.7
2007	3	1,118.1
2008	2	509.0
2009	0	–
2010	1	103.8
2011	3	335.6
2012	4	603.5
Six months ended June 30, 2013	2	390.0

Our 2012 securitizations included $58.2 million in contracts that were repurchased in 2012 from securitizations closed in 2006 and 2007. Our 2013 securitizations included $7.4 million in contracts that were repurchased from a securitization closed in 2008. Since 2011 all of our securitizations have been structured as secured financings and none utilized financial guarantees.

Our current short-term funding capacity is $200 million, comprising two credit facilities. The first $100 million credit facility was established in December 2010. This facility was renewed in March 2013, extending the revolving period to March 2015, and adding an amortization period through March 2017. Our second $100 million credit facility was established in May 2012. This facility was renewed in June 2013, extending the revolving period to June 2015, and adding an amortization period through June 2016.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2013 we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

Results of Operations

Comparison of Operating Results for the three months ended June 30, 2013 with the three months ended June 30, 2012

Revenues.  In April 2013, we repurchased the outstanding Class D notes from our first 2008 securitization for a cash payment and a new note. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million, or 15.5% of our total revenues of $70.5 million for the three months ended June 30, 2013.

During the three months ended June 30, 2013, excluding the gain on cancellation of debt of $10.9 million, our revenues were $59.5 million, an increase of $15.3 million, or 34.8%, from the prior year revenue of $44.2 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended June 30, 2013 increased $14.3 million, or 34.3%, to $55.8 million from $41.5 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $721.6 million at June 30, 2012 to $948.0 million at June 30, 2013. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the three months ended June 30, 2013 and 2012:

	Average Balances for the Three Months Ended
	June 30, 2013	June 30, 2012
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$983.4	$630.2
Fireside	34.7	113.3
Total	$1,018.1	$743.5

Servicing fees totaling $876,000 in the three months ended June 30, 2013 increased $281,000, or 47.3%, from $595,000 in the prior year. We earn base servicing fees on two portfolios that are decreasing in size as we receive customer payments and, consequently, base servicing fees are decreasing also. On one of those portfolios, however, we recently began earning an incentive servicing fee. Such incentive servicing fee was $521,000 for the three months ended June 30, 2013 and more than offset the decrease of $240,000 in base servicing fees. We did not earn any incentive servicing fee in the prior year’s period. As of June 30, 2013 and 2012, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2013		June 30, 2012
	Amount (1)	% (2)	Amount (1)	% (2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,021.7	95.7%	$654.2	81.2%
Fireside	31.1	2.9%	104.0	12.9%
Owned by Non-Consolidated Subsidiaries	8.8	0.8%	27.9	3.5%
Third-Party Servicing Portfolios	5.8	0.5%	20.0	2.5%
Total	$1,067.4	100.0%	$806.1	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At June 30, 2013, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,067.4 million (this amount includes $8.8 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $5.8 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $806.1 million as of June 30, 2012. At June 30, 2013 and 2012, the managed portfolio composition was as follows:

	June 30, 2013		June 30, 2012
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,030.5	96.5%	$681.5	84.5%
Fireside	31.1	2.9%	104.0	12.9%
TFC	–	0.0%	0.6	0.1%
Third Party Portfolio	5.8	0.5%	20.0	2.5%
Total	$1,067.4	100.0%	$806.1	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income increased by $852,000, or 42.4%, to $2.9 million in the three months ended June 30, 2013 from $2.0 million during the prior year. The increase is comprised of a net increase of $255,000 in the fair value of the receivables and debt associated with the Fireside portfolio acquisition, an increase of $731,000 from fees associated with direct mail and other related products and services that we offer to our dealers, and an increase of $138,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments. These increases were partially offset by decreases in sales tax refunds of $55,000, and a decrease of $94,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation.

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs and general and administrative expenses. Provision for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and by the outstanding balance of finance receivables held by consolidated subsidiaries. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

During the three months ended June 30, 2013, we recognized $9.7 million in contingent liability expenses to either record or increase the amounts we believe we may incur related to various pending litigation. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters including two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) has informally proposed that the we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund.

The following comparison of our expenses for the three months ended June 30, 2013 and 2012 excludes the impact of the $9.7 million contingent liability expense incurred in the three months ended June 30, 2013.

Total operating expenses, excluding the $9.7 million in contingent liability expense, were $52.3 million for the three months ended June 30, 2013, compared to $42.8 million for the prior year, an increase of $9.5 million, or 22.1%. The increase is primarily due to the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in provision for credit losses were somewhat offset by decreases in interest expense.

Employee costs increased by $3.3 million or 39.3%, to $11.5 million during the three months ended June 30, 2013, representing 22.0% of total operating expenses, from $8.3 million for the prior year, or 19.3% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments to accommodate the increase in contract purchases. These additions have offset reductions in our Servicing department staff that have resulted from decreases in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods, ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$203.8	$137.9
Contracts purchased (units)	12,819	8,871
Managed portfolio outstanding (dollars)	$1,067.4	$806.1
Managed portfolio outstanding (units)	93,332	96,024

Number of Originations staff	151	107
Number of Marketing staff	100	71
Number of Servicing staff	295	300
Number of other staff	67	60
Total number of employees	613	538

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $4.5 million, an increase of $941,000, or 26.3%, compared to the previous year and represented 8.6% of total operating expenses.

Interest expense for the three months ended June 30, 2013 decreased by $5.2 million to $14.6 million, or 26.4%, compared to $19.8 million in the previous year. Interest expense on the Fireside portfolio credit facility decreased by $3.3 million compared to the prior period as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt decreased by $909,000 for the three months ended June 30, 2013 compared to the prior year. Although the outstanding amount of securitization trust debt increased to $983.9 million at June 30, 2013 compared to $666.1 million at June 30, 2012, the blended interest rates on our term securitizations since 2012 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012.

Interest expense on senior secured and subordinated debt decreased by $1.1 million, due primarily to our repayment, in April 2013 of $15.0 million in senior secured debt and also to a reduction in the interest rate on the remaining senior secured debt. Interest expense on residual interest financing increased $448,000 in the three months ended June 30, 2013 compared to the prior year. The increase is due to the addition, in April 2013 of a new $20 million residual interest financing.

Interest expense on warehouse debt decreased by $371,000 for the three months ended June 30, 2013 compared to the prior year. Although we increased our contract purchases to $203.8 million for the three months ended June 30, 2013 compared to $137.9 million in the prior period, recently we have relied less on warehouse credit facilities and instead have used more of our unrestricted cash balances to hold receivables prior to securitization.

Provision for credit losses was $17.4 million for the three months ended June 30, 2013, an increase of $9.7 million, or 125.3% compared to the prior year and represented 33.2% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in our contract purchases during the last year and the increased size of the portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $912,000, or 35.6%, to $3.5 million during the three months ended June 30, 2013, compared to $2.6 million in the prior year period, and represented 6.6% of total operating expenses. For the three months ended June 30, 2013, we purchased 12,819 contracts representing $203.8 million in receivables in the current period compared to 8,871 contracts representing $137.9 million in receivables in the prior year.

Occupancy expenses decreased by $43,000 or 5.9%, to $683,000 compared to $726,000 in the previous year and represented 1.3% of total operating expenses.

Depreciation and amortization expenses decreased by $18,000 or 13.6%, to $114,000 compared to $132,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended June 30, 2013, we recorded income tax expense of $3.7 million. In the prior year period, we recorded no income tax expense but we reduced our valuation allowance for our deferred tax assets by $400,000.

Comparison of Operating Results for the six months ended June 30, 2013 with the six months ended June 30, 2012

Revenues.  In April 2013, we repurchased the outstanding Class D notes from our first 2008 securitization for a cash payment and a new note. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million, or 8.8% of our total revenues of $125.1 million for the six months ended June 30, 2013.

During the six months ended June 30, 2013, excluding the gain on cancellation of debt of $10.9 million, our revenues were $114.1 million, an increase of $25.5 million, or 28.7%, from the prior year revenue of $88.7 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the six months ended June 30, 2013 increased $24.8 million, or 30.2%, to $107.0 million from $82.2 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $721.6 million at June 30, 2012 to $948.0 million at June 30, 2013. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the six months ended June 30, 2013 and 2012:

	Average Balances for the Six Months Ended
	June 30, 2013	June 30, 2012
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$927.6	$600.6
Fireside	41.9	129.9
Total	$969.5	$730.5

Servicing fees totaling $1.8 million for the six months ended June 30, 2013 increased $388,000, or 27.8%, from $1.4 million in the prior year. We earn base servicing fees on two portfolios that are decreasing in size as we receive customer payments and, consequently, base servicing fees are decreasing also. On one of those portfolios, however, we recently began earning an incentive servicing fee. Such incentive servicing fee was $986,000 for the six months ended June 30, 2013 and more than offset the decrease of $598,000 in base servicing fees. We did not earn any incentive servicing fee in the prior year’s period. As of June 30, 2013 and 2012, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	June 30, 2013		June 30, 2012
	Amount (1)	% (2)	Amount (1)	% (2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,021.7	95.7%	$654.2	81.2%
Fireside	31.1	2.9%	104.0	12.9%
Owned by Non-Consolidated Subsidiaries	8.8	0.8%	27.9	3.5%
Third-Party Servicing Portfolios	5.8	0.5%	20.0	2.5%
Total	$1,067.4	100.0%	$806.1	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At June 30, 2013, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,067.4 million (this amount includes $8.8 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $5.8 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $806.1 million as of June 30, 2012. At June 30, 2013 and 2012, the managed portfolio composition was as follows:

	June 30, 2013		June 30, 2012
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,030.5	96.5%	$681.5	84.5%
Fireside	31.1	2.9%	104.0	12.9%
TFC	–	0.0%	0.6	0.1%
Third Party Portfolio	5.8	0.5%	20.0	2.5%
Total	$1,067.4	100.0%	$806.1	100.0%

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income increased by $264,000, or 5.2%, to $5.4 million in the six months ended June 30, 2013 from $5.1 million during the prior year. The increase includes an increase of $697,000 from fees associated with direct mail and other related products and services that we offer to our dealers. This increase was partially offset by decreases of $214,000 in the fair value of receivables and debt associated with the Fireside portfolio acquisition, decreases in sales tax refunds of $43,000, and a decrease of $177,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation.

Expenses.  Our operating expenses consist largely of provision for credit losses, interest expense, employee costs and general and administrative expenses. Provision for credit losses and interest expense are significantly affected by the volume of automobile contracts we purchased during the trailing 12-month period and by the outstanding balance of finance receivables held by consolidated subsidiaries. Employee costs and general and administrative expenses are incurred as applications and automobile contracts are received, processed and serviced. Factors that affect margins and net income include changes in the automobile and automobile finance market environments, and macroeconomic factors such as interest rates and changes in the unemployment level.

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

During the six months ended June 30, 2013, we recognized $9.7 million in contingent liability expenses to either record or increase the amounts we believe we may incur related to various pending litigation. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters including two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) has informally proposed that the we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund.

The following comparison of our expenses for the six months ended June 30, 2013 and 2012 excludes the impact of the $9.7 million contingent liability expense incurred in the six months ended June 30, 2013.

Total operating expenses, excluding the $9.7 million in contingent liability expense, were $100.4 million for the six months ended June 30, 2013, compared to $86.8 million for the prior year, an increase of $13.5 million, or 15.6%. The increase is primarily due to the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in provision for credit losses were somewhat offset by decreases in interest expense.

Employee costs increased by $3.3 million or 19.4%, to $20.5 million for the six months ended June 30, 2013, representing 20.4% of total operating expenses, from $17.1 million for the prior year, or 19.8% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments to accommodate the increase in contract purchases. These additions have offset reductions in our Servicing department staff that have resulted from decreases in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the six-month periods, ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$383.9	$257.8
Contracts purchased (units)	24,510	16,813
Managed portfolio outstanding (dollars)	$1,067.4	$806.1
Managed portfolio outstanding (units)	93,332	96,024

Number of Originations staff	151	107
Number of Marketing staff	100	71
Number of Servicing staff	295	300
Number of other staff	67	60
Total number of employees	613	538

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $8.3 million, an increase of $197,000, or 2.4%, compared to the previous year and represented 8.2% of total operating expenses.

Interest expense for the six months ended June 30, 2013 decreased by $11.2 million to $30.9 million, or 26.6%, compared to $42.1 million in the previous year. Interest expense on the Fireside portfolio credit facility decreased by $7.3 million compared to the prior period as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt decreased by $1.8 million in the six months ended June 30, 2013 compared to the prior year. Although the outstanding amount of securitization trust debt increased to $983.9 million at June 30, 2013 compared to $666.1 million at June 30, 2012, the blended interest rates on our term securitizations since 2012 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012.

Interest expense on senior secured and subordinated debt decreased by $1.8 million, due primarily to our repayment, in April 2013 of $15.0 million in senior secured debt and also to a reduction in the interest rate on the remaining senior secured debt. Interest expense on residual interest financing increased $192,000 in the six months ended June 30, 2013 compared to the prior year. The increase is due to the addition, in April 2013 of a new $20 million residual interest financing.

Interest expense on warehouse debt decreased by $485,000 for the six months ended June 30, 2013 compared to the prior year. Although we increased our contract purchases to $383.9 million for the six months ended June 30, 2013 compared to $257.8 million in the prior period, recently we have relied less on warehouse credit facilities and instead have used more of our unrestricted cash balances to hold receivables prior to securitization.

Provision for credit losses was $32.5 million for the six months ended June 30, 2013, an increase of $20.0 million, or 159.2%, compared to the prior year and represented 32.4% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in our contract purchases during the last year and the increased size of the portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $1.5 million, or 28.5%, to $6.7 million during the six months ended June 30, 2013, compared to $5.2 million in the prior year period, and represented 6.6% of total operating expenses. For the six months ended June 30, 2013, we purchased 24,510 contracts representing $383.9 million in receivables in the current period compared to 16,813 contracts representing $257.8 million in receivables in the prior year.

Occupancy expenses decreased by $221,000 or 15.3%, to $1.2 million compared to $1.4 million in the previous year and represented 1.2% of total operating expenses.

Depreciation and amortization expenses decreased by $27,000, or 9.5%, to $257,000 compared to $284,000 in the previous year and represented 0.3% of total operating expenses.

For the six months ended June 30, 2013, we recorded income tax expense of $6.5 million. In the prior year period, we recorded no income tax expense but we reduced our valuation allowance for our deferred tax assets by $700,000.

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

Delinquency Experience (1)

Total Owned Portfolio Excluding Fireside

	June 30, 2013		June 30, 2012		December 31, 2012
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	83,253	$1,030,498	69,916	$682,110	74,124	$825,186
Period of delinquency (2)
31-60 days	2,442	$21,513	1,790	$10,553	2,545	$18,034
61-90 days	1,319	11,637	771	4,625	1,179	9,360
91+ days	665	5,502	404	2,486	773	5,297
Total delinquencies (2)	4,426	38,652	2,965	17,664	4,497	32,691
Amount in repossession (3)	1,661	14,036	1,633	8,449	1,932	12,506
Total delinquencies and amount in repossession (2)	6,087	$52,688	4,598	$26,113	6,429	$45,197
Delinquencies as a percentage of gross servicing portfolio	5.3%	3.8%	4.2%	2.6%	6.1%	4.0%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	7.3%	5.1%	6.6%	3.8%	8.7%	5.5%

Extension Experience
Contracts with one extension, accruing	10,165	$109,453	10,100	$61,208	9,094	$73,632
Contracts with two or more extensions, accruing	5,998	30,688	10,077	53,805	7,795	37,761
	16,163	140,141	20,177	115,013	16,889	111,393

Contracts with one extension, non-accrual	530	5,228	464	2,191	632	4,401
Contracts with two or more extensions, non-accrual	561	2,366	780	3,944	1,044	4,344
	1,091	7,594	1,244	6,135	1,676	8,745

Total contracts with extensions	17,254	$147,735	21,421	$121,148	18,565	$120,138

Delinquency Experience (1)

Fireside Portfolio

	June 30, 2013		June 30, 2012		December 31, 2012
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount

Delinquency Experience
Gross servicing portfolio (1)	8,724	$31,084	22,594	$104,033	15,039	$60,807
Period of delinquency (2)
31-60 days	400	$1,309	496	$1,878	621	$2,206
61-90 days	133	399	231	872	204	710
91+ days	64	148	84	339	114	331
Total delinquencies (2)	597	1,856	811	3,089	939	3,247
Amount in repossession (3)	55	236	146	714	175	703
Total delinquencies and amount in repossession (2)	652	$2,092	957	$3,803	1,114	$3,950
Delinquencies as a percentage of gross servicing portfolio	6.8%	6.0%	3.6%	3.0%	6.2%	5.3%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	7.5%	6.7%	4.2%	3.7%	7.4%	6.5%

Extension Experience
Contracts with one extension, accruing	2,210	$9,116	2,589	$14,887	3,117	$15,262
Contracts with two or more extensions, accruing	526	2,561	18	282	134	717
	2,736	11,677	2,607	15,169	3,251	15,979

Contracts with one extension, non-accrual	50	185	53	282	160	726
Contracts with two or more extensions, non-accrual	8	33	1	6	6	20
	58	218	54	288	166	746

Total contracts with extensions	2,794	$11,895	2,661	$15,457	3,417	$16,725

Delinquency Experience (1)

Total Owned Portfolio

	June 30, 2013		June 30, 2012		December 31, 2012
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	91,977	$1,061,582	92,510	$786,144	89,163	$885,993
Period of delinquency (2)
31-60 days	2,842	$22,822	2,286	$12,431	3,166	$20,240
61-90 days	1,452	12,036	1,002	5,497	1,383	10,070
91+ days	729	5,649	488	2,825	887	5,629
Total delinquencies (2)	5,023	40,507	3,776	20,753	5,436	35,939
Amount in repossession (3)	1,716	14,272	1,779	9,164	2,107	13,209
Total delinquencies and amount in repossession (2)	6,739	$54,779	5,555	$29,917	7,543	$49,148
Delinquencies as a percentage of gross servicing portfolio	5.5%	3.8%	4.1%	2.6%	6.1%	4.1%
Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	7.3%	5.2%	6.0%	3.8%	8.5%	5.5%

Extension Experience
Contracts with one extension, accruing	12,375	$118,569	12,689	$76,095	12,211	$88,894
Contracts with two or more extensions, accruing	6,524	33,219	10,095	53,887	7,929	38,478
	18,899	151,788	22,784	129,982	20,140	127,372

Contracts with one extension, non-accrual	580	5,413	517	2,473	792	5,127
Contracts with two or more extensions, non-accrual	569	2,399	781	3,947	1,050	4,364
	1,149	7,812	1,298	6,420	1,842	9,491

	20,048	$159,600	24,082	$136,402	21,982	$136,863

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

(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1)

Total Owned Portfolio Excluding Fireside

	June 30,	June 30,	December 31,
	2013	2012	2012
	(Dollars in thousands)
Average servicing portfolio outstanding	$939,512	$634,209	$699,030
Annualized net charge-offs as a percentage of average servicing portfolio (2)	4.1%	3.4%	3.5%

Net Charge-Off Experience (1)

Fireside Portfolio

	June 30,	June 30,	December 31,
	2013	2012	2012
	(Dollars in thousands)
Average servicing portfolio outstanding	$41,871	129,910	$103,548
Annualized net charge-offs as a percentage of average servicing portfolio (2)	4.9%	4.3%	4.5%

Net Charge-Off Experience (1)

Total Owned Portfolio Including Fireside

	June 30,	June 30,	December 31,
	2013	2012	2012
	(Dollars in thousands)
Average servicing portfolio outstanding	$981,382	$764,118	$802,579
Annualized net charge-offs as a percentage of average servicing portfolio (2)	4.1%	3.5%	3.6%

_________________________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements. June 30, 2013 and June 30, 2012 percentage represents six months ended June 30, 2013 and June 30, 2012 annualized. December 31, 2012 represents 12 months ended December 31, 2012.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of June 30, 2013, for accounts that received extensions from 2008 through 2012 (2013 data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at June 30, 2013	% Active or Paid Off at June 30, 2013	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	11,683	32.8%	19,054	53.5%	4,819	13.5%	17

2009	32,004	11,704	36.6%	14,739	46.1%	5,783	18.1%	14

2010	22,593	14,147	62.6%	10,021	44.4%	1,999	8.8%	14

2011	17,001	13,297	78.2%	4,557	26.8%	932	5.5%	12

2012	18,783	15,965	85.0%	2,022	10.8%	796	4.2%	6

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For the accounts receiving extensions in 2008, 2009, 2010, 2011 and 2012, 32.8%, 36.6%, 62.6%, 78.2% and 85.0%, respectively, were either paid in full or active and performing at June 30, 2013. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful. For the 2008, 2009, 2010, 2011 and 2012 extensions, of the accounts that charged off, the charge off was incurred, on average, 17, 14, 14, 12 and 6 months, respectively, after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

Additional information about our extensions is provided in the tables below:

	Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2012

Average number of extensions granted per month	1,525	1,451	1,493

Average number of outstanding accounts	90,066	96,027	93,022

Average monthly extensions as % of average outstandings	1.7%	1.5%	1.6%

Table excludes extensions on Fireside portfolio and portfolios serviced for third parties.

	June 30, 2013		June 30, 2012		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	10,695	$114,680	10,564	$63,399	9,726	$78,033
Contracts with two extensions	3,441	20,085	6,207	32,613	4,664	22,485
Contracts with three extensions	1,991	8,148	3,309	17,714	2,819	13,086
Contracts with four extensions	869	3,667	1,177	6,425	1,134	5,370
Contracts with five extensions	224	983	144	868	196	1,038
Contracts with six extensions	34	172	20	129	26	126
	17,254	$147,735	21,421	$121,148	18,565	$120,138

Managed portfolio (excluding 3rd party)	83,253	$1,030,498	69,916	$682,110	74,124	$825,186

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

Liquidity and Capital Resources

Our business requires substantial cash to support our purchases of automobile contracts and other operating activities. Our primary sources of cash have been cash flows from operating activities, including proceeds from term securitization transactions and other sales of automobile contracts, amounts borrowed under various revolving credit facilities (also sometimes known as warehouse credit facilities), servicing fees on portfolios of automobile contracts previously sold in securitization transactions or serviced for third parties, customer payments of principal and interest on finance receivables, fees for origination of automobile contracts, and releases of cash from securitization transactions and their related spread accounts. Our primary uses of cash have been the purchases of automobile contracts, repayment of amounts borrowed under lines of credit and otherwise, operating expenses such as employee, interest, occupancy expenses and other general and administrative expenses, the establishment of spread accounts and initial overcollateralization, if any, the increase of credit enhancement to required levels in securitization transactions, and income taxes. There can be no assurance that internally generated cash will be sufficient to meet our cash demands. The sufficiency of internally generated cash will depend on the performance of securitized pools (which determines the level of releases from those pools and their related spread accounts), the rate of expansion or contraction in our managed portfolio, and the terms upon which we are able to acquire and borrow against automobile contracts.

Net cash provided by operating activities for the six-month period ended June 30, 2013 was $40.4 million compared to net cash provided by operating activities for the six-month period ended June 30, 2012 of $8.9 million. Cash provided by operating activities is significantly affected by our net income, or loss, before provisions for credit losses. The increase is due primarily to the increase in net income of $6.8 million, the increase in provision for credit losses of $20.0 million, and the increase in provision for contingent liabilities of $9.7 million.

Net cash used in investing activities for the six-month period ended June 30, 2013 was $204.1 million compared to net cash used by investing activities of $3.9 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and reductions in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $383.9 million and $257.8 million during the first six months of 2013 and 2012, respectively. The significant change from the prior year is largely attributable to the increase in our purchases of finance receivables, net of payments. For the six-month period ended June 30, 2013, purchases of finance receivables net of payments resulted in net cash used of $217.3 million, compared to the prior year when purchases of finance receivables net of payments resulted in net cash used of $103.8 million.

Net cash provided by financing activities for the six months ended June 30, 2013 was $169.3 million compared to net cash used in financing activities of $4.8 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit. In the first six months of 2013, we issued $390.0 million in new securitization trust debt compared to $296.5 million in the same period of 2012. In addition, we repaid $188.2 million in securitization trust debt and $32.5 million in debt associated with the Fireside portfolio in the six months ended June 30, 2013 compared to repayments of securitization trust debt of $214.4 million and repayment of $73.3 million in debt associated with the Fireside portfolio in the prior year period. In the six months ended June 30, 2013, we repaid warehouse lines of credit by $4.6 million, compared to net proceeds of $3.2 million in the prior year’s period. In addition, in the six months ended June 30, 2013, we received proceeds of $20 million in new residual debt, compared to repayments of residual interest debt of $6.6 million in the prior year period. Senior secured related party debt decreased by $12.1 million as a result of our repayment of a $15 million note and the issuance of a new note that had a balance owing of $2.9 million at June 30, 2013.

We purchase automobile contracts from dealers for a cash price approximately equal to their principal amount, adjusted for an acquisition fee which may either increase or decrease the automobile contract purchase price. Those automobile contracts generate cash flow, however, over a period of years. As a result, we have been dependent on warehouse credit facilities to purchase automobile contracts, and on the availability of cash from outside sources in order to finance our continuing operations, as well as to fund the portion of automobile contract purchase prices not financed under revolving warehouse credit facilities.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of June 30, 2013, we had unrestricted cash of $18.6 million, $100.0 million available under one warehouse credit facility and $82.9 million available under another warehouse credit facility (such figures assume the availability of sufficient eligible collateral). During the six-month period ended June 30, 2013, we completed two securitizations aggregating $390.0 million of receivables. We intend to continue completing securitizations regularly during 2013, although there can be no assurance that we will be able to so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

Our liquidity will also be affected by releases of cash from the trusts established with our securitizations. While the specific terms and mechanics of each spread account vary among transactions, our securitization agreements generally provide that we will receive excess cash flows, if any, only if the amount of credit enhancement has reached specified levels and the delinquency or net losses related to the automobile contracts in the pool are below certain predetermined levels. In the event delinquencies or net losses on the automobile contracts exceed such levels, the terms of the securitization may require increased credit enhancement to be accumulated for the particular pool. There can be no assurance that collections from the related trusts will continue to generate sufficient cash. Moreover, most of our retained interests in securitization transactions and their related spread accounts are pledged as collateral to our residual interest financings and, under certain circumstances, cash releases from these transactions will be used to repay the financings.

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of June 30, 2013, we were in compliance with all such financial covenants. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2013, we had approximately $1,122.4 million of debt outstanding. Such debt consisted primarily of $983.9 million of securitization trust debt, and also included $25.6 million in debt for the acquisition of the Fireside portfolio, $17.1 million of warehouse lines of credit, $33.8 million of residual interest financing, $39.4 million of senior secured related party debt and $22.6 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $15.1 million for the six months ended June 30, 2013 and $9.2 million for the year ended December 31, 2012. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable incurred credit losses that can be reasonably estimated in our portfolio of automobile contracts. The estimate for probable incurred credit losses is reduced by our estimate for future recoveries on previously incurred losses. Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. While our allowance as a percentage of finance receivables has increased recently, previously it had decreased for several years due primarily to the continued seasoning of our portfolio. Our historical static loss data shows that, in general, incremental monthly losses as a percentage of the balance outstanding increase to a peak between months 36 and 42 of the life of a static portfolio, after which such monthly incremental losses tend to decrease. As of June 30, 2013 the weighted average age of our portfolio of finance receivables was 13 months. In addition, receivables originated after the second quarter of 2008 have exhibited significantly better credit performance metrics than 2006 and 2007 vintage portfolios at similar aging stages.

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

Term Securitizations

Our term securitization structure has generally been as follows:

We sell automobile contracts we acquire to a wholly-owned special purpose subsidiary, which has been established for the limited purpose of buying and reselling our automobile contracts. The special-purpose subsidiary then transfers the same automobile contracts to another entity, typically a statutory trust. The trust issues interest-bearing asset-backed securities, in a principal amount equal to or less than the aggregate principal balance of the automobile contracts. We typically sell these automobile contracts to the trust at face value and without recourse, except that representations and warranties similar to those provided by the dealer to us are provided by us to the trust. One or more investors purchase the asset-backed securities issued by the trust; the proceeds from the sale of the asset-backed securities are then used to purchase the automobile contracts from us. We may retain or sell subordinated asset-backed securities issued by the trust or by a related entity. We structure our securitizations to include internal credit enhancement for the benefit of the investors (i) in the form of an initial cash deposit to an account ("spread account") held by the trust, (ii) in the form of overcollateralization of the senior asset-backed securities, where the principal balance of the senior asset-backed securities issued is less than the principal balance of the automobile contracts, (iii) in the form of subordinated asset-backed securities, or (iv) some combination of such internal credit enhancements. The agreements governing the securitization transactions require that the initial level of internal credit enhancement be supplemented by a portion of collections from the automobile contracts until the level of internal credit enhancement reaches a specified level, which is then maintained. This specified level is generally computed as a percentage of the principal amount of the related automobile contracts and will vary depending on the performance of the specific portfolio. Such levels have increased and decreased from time to time based on performance of the various portfolios, and have also varied from one transaction to another. The agreements governing the securitizations generally grant us the option to repurchase the automobile contracts from the trust when the aggregate outstanding balance of the automobile contracts has amortized to a specified percentage of the initial aggregate balance.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, from the fourth quarter of 2011 through June 2013, we reported seven consecutive quarters of increasing profitability, observed improvement in credit metrics, and produced reliable internal financial projections. Furthermore, we demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables. As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our net deferred tax assets. Accordingly, we reversed the related valuation allowance of $62.8 million in the fourth quarter of 2012.

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

PART II - OTHER INFORMATION

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At June 30, 2013 and December 31, 2012, we had approximately $1,122.4 million and $958.5 million, respectively, of debt outstanding. Such debt consisted, as of June 30, 2013, primarily of $983.9 million of securitization trust debt, and also included $25.6 million in debt for the acquisition of the Fireside portfolio, $17.1 million of warehouse indebtedness, $33.8 million of residual interest financing, $39.4 million of senior secured related party debt and $22.6 million in subordinated renewable notes. At December 31, 2012, such debt consisted primarily of $792.5 million of securitization trust debt, and also included $57.1 million in debt for the acquisition of the Fireside portfolio, $21.7 million of warehouse indebtedness, $13.8 million of residual interest financing, $50.1 million of senior secured related party debt, and $23.3 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Several factors affect our ability to manage interest rate risk. Specifically, we are subject to interest rate risk during the period after we purchase automobile contracts from dealers and before we finance such contracts in a term securitization. Interest rates on warehouse credit facilities are typically adjustable, while the interest rates on the automobile contracts are fixed. If interest rates increase, the interest we must pay to the lenders under warehouse credit facilities is likely to increase, while the interest we collect from those warehoused automobile contracts remains the same. Therefore, during the warehousing period, excess spread cash flow would likely decrease. Additionally, contracts warehoused and then securitized during a rising interest rate environment may result in less excess spread cash flow as our securitizations typically have paid interest rates set at prevailing interest rates at the time of the closing of the securitization, which may not take place until several months after we purchased those contracts. Our customers, on the other hand, pay fixed rates of interest on the contracts, which are agreed to at the time they purchase the underlying vehicles. A decrease in excess spread cash flow could adversely affect our earnings and cash flow.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we re-purchased 103,331 shares of our common stock in a net exercise of outstanding warrants. In that transaction, the holder of warrants to purchase 1,162,270 shares of our common stock paid the aggregate $1,017,963 warrant exercise price by surrender to us of 103,331 of such 1,162,270 shares.

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
	Total		Shares Purchased as	Value of Shares that
	Number of	Average	Part of Publicly	May Yet be Purchased
	Shares	Price Paid	Announced Plans or	Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)

April 2013	103,331	$9.85	–	$986,193
May 2013	–	–	–	$986,193
June 201	–	–	–	$986,193
Total	103,331	$9.85	–

____________________

(1)	Each monthly period is the calendar month.
(2)	Through June 30, 2013, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.
4.43	Indenture dated March 1, 2013 re Notes issued by CPS Auto Receivables Trust 2013-A.**
4.44	Sale and Servicing Agreement dated as of March 1, 2013.**
4.45	Indenture dated June 1, 2013 re Notes issued by CPS Auto Receivables Trust 2013-B.**
4.46	Sale and Servicing Agreement dated as of June 1, 2013.**
10.14	2006 Long-Term Equity Incentive Plan as amended to date. (A compensatory plan). (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on March 20, 2013).
10.20	Executive Management Bonus Plan. (A compensatory plan). (Incorporated by reference to pages B-1 through B-3 of the definitive proxy statement filed by the registrant on March 20, 2013).
10.29	Amended and Restated Credit Agreement dated March 5, 2013.**
10.30	Amended and Restated Credit Agreement dated June 5, 2013.**
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.
32	Section 1350 Certifications.*

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

** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSUMER PORTFOLIO SERVICES, INC.

(Registrant)

Date: August 9, 2013

By: /s/ CHARLES E. BRADLEY, JR.

Charles E. Bradley, Jr.

President and Chief Executive Officer

(Principal Executive Officer)

Date: August 9, 2013

By: /s/ JEFFREY P. FRITZ

Jeffrey P. Fritz

Senior Vice President and Chief Financial Officer

(Principal Financial Officer)

