Form 10-Q/A
period 2013-06-30
CONSUMER PORTFOLIO SERVICES INC
filed 2013-08-14
CIK 889609

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

Explanatory Note - This report is filed solely to include exhibits.

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

4.43	Indenture dated March 1, 2013 re Notes issued by CPS Auto Receivables Trust 2013-A.
4.44	Sale and Servicing Agreement dated as of March 1, 2013.
4.45	Indenture dated June 1, 2013 re Notes issued by CPS Auto Receivables Trust 2013-B.
4.46	Sale and Servicing Agreement dated as of June 1, 2013.
10.14
2006 Long-Term Equity Incentive Plan as amended to date. (A compensatory plan). (Incorporated by reference to pages A-1 through A-10 of the definitive proxy statement filed by the registrant on March 20, 2013).

10.20	Executive Management Bonus Plan. (A compensatory plan). (Incorporated by reference to pages B-1 through B-3 of the definitive proxy statement filed by the registrant on March 20, 2013).
10.29	Amended and Restated Credit Agreement dated March 5, 2013.
10.30	Amended and Restated Credit Agreement dated June 5, 2013.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.§
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.§
32	Section 1350 Certifications.* §

§ Previously filed as an exhibit to this report, on August 9, 2013.

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

CONSUMER PORTFOLIO SERVICES, INC. (Registrant)

By:  /s/   CHARLES E. BRADLEY, JR.                                                                                Date: August 14, 2013
Charles E. Bradley, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

By:  /s/   JEFFREY P. FRITZ                                                                                                Date: August 14, 2013
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)