Form 10-Q
period 2013-09-30
CONSUMER PORTFOLIO SERVICES INC
filed 2013-10-30
CIK 889609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 22, 2013 the registrant had 22,274,010 common shares outstanding.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2013

Item 1. Financial Statements

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$24,128	$12,966
Restricted cash and equivalents	129,450	104,445

Finance receivables	1,081,282	764,343
Less: Allowance for finance credit losses	(34,464)	(19,594)
Finance receivables, net	1,046,818	744,749

Finance receivables measured at fair value	21,217	59,668
Residual interest in securitizations	1,426	4,824
Furniture and equipment, net	607	726
Deferred financing costs	11,163	9,140
Deferred tax assets, net	66,166	75,640
Accrued interest receivable	15,146	10,411
Other assets	17,391	15,051
	$1,333,512	$1,037,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Accounts payable and accrued expenses	$33,817	$17,785
Warehouse lines of credit	26,959	21,731
Residual interest financing	20,000	13,773
Debt secured by receivables measured at fair value	16,888	57,107
Securitization trust debt	1,094,559	792,497
Senior secured debt, related party	38,963	50,135
Subordinated renewable notes	20,640	23,281
	1,251,826	976,309
COMMITMENTS AND CONTINGENCIES
Shareholders' Equity
Preferred stock, $1 par value; authorized 4,998,130 shares; none issued	–	–
Series A preferred stock, $1 par value; authorized 5,000,000 shares; none issued	–	–
Series B preferred stock, $1 par value; authorized 1,870 shares; none issued	–	–
Common stock, no par value; authorized 75,000,000 shares; 22,150,560 and 19,838,913 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	71,570	65,678
Retained earnings	15,753	1,270
Accumulated other comprehensive loss	(5,637)	(5,637)
	81,686	61,311

	$1,333,512	$1,037,620

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012
Revenues:
Interest income	$60,462	$45,053	$167,426	$127,210
Servicing fees	700	502	2,484	1,897
Other income	2,904	2,365	8,284	7,481
Gain on cancellation of debt	–	–	10,947	–
	64,066	47,920	189,141	136,588

Expenses:
Employee costs	11,199	8,730	31,675	25,878
General and administrative	4,074	3,690	12,346	11,765
Interest	13,853	19,560	44,800	61,696
Provision for credit losses	20,220	9,465	52,739	22,012
Provision for contingent liabilities	–	–	9,650	–
Marketing	3,378	2,906	10,032	8,086
Occupancy	695	723	1,921	2,170
Depreciation and amortization	88	118	345	401
	53,507	45,192	163,508	132,008
Income before income tax expense	10,559	2,728	25,633	4,580
Income tax expense	4,686	–	11,150	–
Net income	$5,873	$2,728	$14,483	$4,580

Earnings per share:
Basic	$0.27	$0.14	$0.69	$0.24
Diluted	0.19	0.11	0.46	0.19

Number of shares used in computing earnings per share:
Basic	21,795	19,495	20,959	19,406
Diluted	31,217	25,695	31,550	24,026

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

.

4

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012

Net income	$5,873	$2,728	$14,483	$4,580

Other comprehensive income/(loss); change in funded status of pension plan	–	–	–	–
Comprehensive income	$5,873	$2,728	$14,483	$4,580

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CONSUMER PORTFOLIO SERVICES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$14,483	$4,580
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of deferred acquisition fees	(15,543)	(11,370)
Accretion of purchase discount on receivables measured at fair value	(1,247)	(7,272)
Amortization of discount on securitization trust debt	53	1,371
Amortization of discount on senior secured debt, related party	1,681	2,308
Accretion of premium on debt secured by receivables measured at fair value	2,079	5,552
Mark to fair value on debt secured by receivables measured at fair value	(933)	1,953
Mark to fair value of receivables measured at fair value	595	(1,824)
Depreciation and amortization	345	401
Amortization of deferred financing costs	2,874	3,952
Provision for credit losses	52,739	22,012
Provision for contingent liabilities	9,650	–
Stock-based compensation expense	2,939	801
Interest income on residual assets	–	(458)
Gain on cancellation of debt	(10,947)	–
Changes in assets and liabilities:
Accrued interest receivable	(4,735)	(2,387)
Deferred tax assets, net	9,474	–
Other assets	680	1,350
Accounts payable and accrued expenses	6,965	(4,540)
Net cash provided by operating activities	71,152	16,429
Cash flows from investing activities:
Purchases of finance receivables held for investment	(592,327)	(400,908)
Payments received on finance receivables held for investment	253,062	226,395
Payments on receivables portfolio at fair value	39,103	91,865
Proceeds received on residual interest in securitizations	3,398	–
Change in repossessions held in inventory	(3,020)	(221)
Decreases (increases) in restricted cash and cash equivalents, net	(25,005)	51,988
Purchase of furniture and equipment	(226)	(326)
Net cash used in investing activities	(325,015)	(31,207)
Cash flows from financing activities:
Proceeds from issuance of securitization trust debt	595,000	443,500
Proceeds from issuance of subordinated renewable notes	1,380	2,609
Payments on subordinated renewable notes	(4,021)	(1,834)
Net proceeds from (repayments of) warehouse lines of credit	5,228	(4,995)
Net proceeds from (repayments of) residual interest financing debt	6,227	(8,111)
Repayment of securitization trust debt	(282,044)	(306,540)
Repayment of debt secured by receivables measured at fair value	(41,365)	(97,703)
Repayment of senior secured debt, related party	(12,852)	(6,200)
Payment of financing costs	(4,898)	(5,638)
Repurchase of common stock	(2,484)	(435)
Exercise of options and warrants	4,854	499
Net cash provided by financing activities	265,025	15,152
Increase in cash and cash equivalents	11,162	374
Cash and cash equivalents at beginning of period	12,966	10,094
Cash and cash equivalents at end of period	$24,128	$10,468

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$41,936	$63,258
Income taxes	$2,058	$963
Non-cash financing activities:
Derivative warrants reclassified from accounts payable to common stock	$583	$1,307

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

Basis of Presentation

Our Unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America, with the instructions to Form 10-Q and with Article 8 of Regulation S-X of the Securities and Exchange Commission, and include all adjustments that are, in management’s opinion, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the nine-month period ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full year.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Income

The following table presents the primary components of Other Income for the three-month and nine-month periods ending September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Direct mail revenues	$1,691	$1,617	$5,418	$4,468
Convenience fee revenue	720	715	2,235	2,237
Recoveries on previously charged-off contracts	49	67	153	312
Sales tax refunds	–	59	84	186
Other	444	(93)	394	278
Other income for the period	$2,904	$2,365	$8,284	$7,481

Stock-based Compensation

We recognize compensation costs in the financial statements for all share-based payments based on the grant date fair value estimated in accordance with the provisions of ASC 718 “Stock Compensation”.

For the nine months ended September 30, 2013 and 2012, we recorded stock-based compensation costs in the amount of $2,939,000 and $801,000, respectively. As of September 30, 2013, unrecognized stock-based compensation costs to be recognized over future periods equaled $13.5 million. This amount will be recognized as expense over a weighted-average period of 3.6 years.

The following represents stock option activity for the nine months ended September 30, 2013:

	Number of	Weighted	Weighted Average
	Shares	Average	Remaining
	(in thousands)	Exercise Price	Contractual Term
Options outstanding at the beginning of period	8,652	$1.58	N/A
Granted	3,040	7.43	N/A
Exercised	(1,116)	1.52	N/A
Forfeited	(151)	4.64	N/A
Options outstanding at the end of period	10,425	$3.25	6.63 years

Options exercisable at the end of period	5,769	$1.95	4.90 years

At September 30, 2013, the aggregate intrinsic value of options outstanding and exercisable was $32.5 million and $23.3 million, respectively. There were 1,116,000 options exercised for the nine months ended September 30, 2013 compared to 356,000 for the comparable period in 2012. There were 4.0 million shares available for future stock option grants under existing plans as of September 30, 2013.

Purchases of Company Stock

During the nine-month period ended September 30, 2013 and 2012, we purchased 323,674 and 320,154 shares, respectively, of our common stock, at average prices of $7.68 and $1.36, respectively.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or total shareholders’ equity.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

We do not use derivative financial instruments to hedge exposures to cash flow or market risks. However, from 2008 to 2010, we issued warrants to purchase the Company’s common stock in conjunction with various debt financing transactions. At the time of issuance, five of these warrants issued contained "down round," or price reset, features that are subject to classification as liabilities for financial statement purposes. These liabilities were measured at fair value, with the changes in fair value at the end of each period reflected as current period income or loss. Accordingly, changes to the market price per share of our common stock underlying these warrants with "down round," or price reset, features directly affected the fair value computations for these derivative financial instruments. The effect was that any increase in the market price per share of our common stock would also increase the related liability, which in turn would result in a current period loss. Conversely, any decrease in the market price per share of our common stock would also decrease the related liability, which in turn would result in a current period gain. We used a binomial pricing model to compute the fair value of the liabilities associated with the outstanding warrants. In computing the fair value of the warrant liabilities at the end of each period, we used significant judgments with respect to the risk free interest rate, the volatility of our stock price, and the estimated life of the warrants. The warrant liabilities were included in Accounts payable and accrued expenses on our consolidated balance sheets. On March 29, 2012 we agreed with the holders to amend three of the five warrants that contained the “down round” features, removing those specific price reset terms. On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above. The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts payable to Common Stock. On June 25, 2012 we agreed with the holder to amend one other warrant that contained the “down round” features, removing those specific price reset terms. The $250,000 aggregate value of this amended warrant was reclassified from Accounts payable to Common stock on the date of the amendment. The fifth warrant with the “down round” feature was exercised on February 22, 2013. The $583,000 intrinsic value of this warrant was reclassified from Accounts payable to Common stock on the date of the exercise. As of September 30, 2013 all five of the warrants issued that previously contained price reset features have either been amended or exercised and are no longer subject to quarterly valuations.

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2013, we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

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

Gain on Cancellation of Debt

In April 2013, we repurchased the outstanding Class D notes from our first 2008 securitization for a cash payment of $6.1 million and a new 5% note for $5.3 million due in June 2014. The Class D notes were held by the same related party that holds our senior secured debt. On the date we repurchased the Class D notes, the Class D note holder owned 10.5% of our outstanding common stock and warrants to purchase an additional 1.9 million shares of common stock. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Provision for Contingent Liabilities

During the nine months ended September 30, 2013, we recognized $9.7 million in contingent liability expenses to either record or increase the amounts we believe we may incur related to various pending litigation. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters including two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) has informally proposed that the we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund.

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

The following table presents the components of Finance Receivables, net of unearned interest:

	September 30,	December 31,
	2013	2012
Finance Receivables	(In thousands)

Automobile finance receivables, net of unearned interest	$1,111,773	$795,786
Less: Unearned acquisition fees and originations costs	(30,491)	(31,443)
Finance Receivables	$1,081,282	$764,343

We consider an automobile contract delinquent when an obligor fails to make at least 90% of a contractually due payment by the following due date, which date may have been extended within limits specified in the servicing agreements. The period of delinquency is based on the number of days payments are contractually past due, as extended where applicable. Automobile contracts less than 31 days delinquent are not included. In certain circumstances we will grant obligors one-month payment extensions to assist them with temporary cash flow problems. The only modification of terms is to advance the obligor’s next due date by one month and extend the maturity date of the receivable by one month. In some cases, a two-month extension may be granted. There are no other concessions such as a reduction in interest rate, forgiveness of principal or of accrued interest. Accordingly, we consider such extensions to be insignificant delays in payments rather than troubled debt restructurings. The following table summarizes the delinquency status of finance receivables as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In thousands)
Delinquency Status
Current	$1,061,090	$764,741
31 - 61 days	26,335	16,925
61 - 90 days	16,084	9,019
91 + days	8,264	5,101
	$1,111,773	$795,786

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables totaling $8.3 million and $5.1 million at September 30, 2013 and December 31, 2012, respectively, including all receivables greater than 90 days delinquent, have been placed on non-accrual status as a result of their delinquency status.

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

The following table presents a summary of the activity for the allowance for finance credit losses for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Balance at beginning of period	$32,101	$14,093	$19,594	$10,351
Provision for credit losses on finance receivables	20,220	9,465	52,739	22,012
Charge-offs	(20,952)	(9,578)	(47,229)	(26,158)
Recoveries	3,095	2,966	9,360	10,741
Balance at end of period	$34,464	$16,946	$34,464	$16,946

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

	September 30,	December 31,
	2013	2012
	(In thousands)
Gross balance of repossessions in inventory	$20,718	$12,102
Allowance for losses on repossessed inventory	(11,980)	(6,384)
Net repossessed inventory included in other assets	$8,738	$5,718

(3) Finance Receivables Measured at Fair Value

In September 2011 we purchased approximately $217.8 million of finance receivables from Fireside Bank. These receivables are recorded on our balance sheet at fair value.

The following table presents the components of Finance Receivables measured at fair value:

	September 30,	December 31,
	2013	2012
Finance Receivables Measured at Fair Value	(In thousands)

Finance receivables and accrued interest, net of unearned interest	$21,701	$60,804
Less: Fair value adjustment	(484)	(1,136)
Finance receivables measured at fair value	$21,217	$59,668

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the delinquency status of finance receivables measured at fair value as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In thousands)
Deliquency Status
Current	$19,795	$57,557
31 - 60 days	1,218	2,206
61 - 90 days	436	710
91 + days	252	331
	$21,701	$60,804

(4) Securitization Trust Debt

We have completed a number of securitization transactions that are structured as secured borrowings for financial accounting purposes. The debt issued in these transactions is shown on our Unaudited Condensed Consolidated Balance Sheets as “Securitization trust debt,” and the components of such debt are summarized in the following table:

	Final Scheduled	Receivables Pledged at		Outstanding Principal at	Outstanding Principal at	Weighted Average Contractual Interest Rate at
	Payment	September 30,	Initial	September 30,	December 31,	September 30,
Series	Date (1)	2013	Principal	2013	2012	2013
(Dollars in thousands)
CPS 2008-A	October 2014	$–	$310,359	$–	$40,713	–
Page Five Funding	January 2018	13,244	46,058	11,500	21,251	9.39%
CPS 2011-A	April 2018	33,088	100,364	29,533	48,368	3.54%
CPS 2011-B	September 2018	50,758	109,936	50,286	70,863	4.70%
CPS 2011-C	March 2019	63,410	119,400	63,429	88,269	5.03%
CPS 2012-A	June 2019	73,288	155,000	72,964	105,485	3.58%
CPS 2012-B	September 2019	96,641	141,500	95,324	122,329	3.24%
CPS 2012-C	December 2019	103,877	147,000	101,575	135,219	2.56%
CPS 2012-D	March 2020	124,318	160,000	118,237	160,000	2.12%
CPS 2013-A	June 2020	165,276	185,000	157,015	–	1.85%
CPS 2013-B	September 2020	192,628	205,000	189,696	–	2.28%
CPS 2013-C	December 2020	137,989	205,000	205,000	–	2.36%
		$1,054,517	$1,884,617	$1,094,559	$792,497

_________________

(1)	The Final Scheduled Payment Date represents final legal maturity of the securitization trust debt. Securitization trust debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $104.7 million in 2013, $393.4 million in 2014, $292.0 million in 2015, $181.0 million in 2016, $96.8 million in 2017 and $26.6 million in 2018.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All of the securitization trust debt was sold in private placement transactions to qualified institutional buyers. The debt was issued through our wholly-owned bankruptcy remote subsidiaries and is secured by the assets of such subsidiaries, but not by our other assets.

The terms of the securitization agreements related to the issuance of the securitization trust debt and the warehouse credit facilities require that we meet certain delinquency and credit loss criteria with respect to the pool of receivables, and certain of the agreements require that we maintain minimum levels of liquidity and not exceed maximum leverage levels. In addition, certain securitization and non-securitization related debt contain cross-default provisions, which would allow certain creditors to declare a default if a default were declared under a different facility. As of September 30, 2013, we were in compliance with all such covenants.

We are responsible for the administration and collection of the automobile contracts. The securitization agreements also require certain funds be held in restricted cash accounts to provide additional collateral for the borrowings, to be applied to make payments on the securitization trust debt or as pre-funding proceeds from a term securitization prior to the purchase of additional collateral. As of September 30, 2013, restricted cash under the various agreements totaled approximately $129.5 million, of which $65.8 million represented pre-funding proceeds. Interest expense on the securitization trust debt consists of the stated rate of interest plus amortization of additional costs of borrowing. Additional costs of borrowing include facility fees, amortization of deferred financing costs and discounts on notes sold. Deferred financing costs and discounts on notes sold related to the securitization trust debt are amortized using a level yield method. Accordingly, the effective cost of the securitization trust debt is greater than the contractual rate of interest disclosed above.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Debt

The terms and amounts of our other debt outstanding at September 30, 2013 and December 31, 2012 are summarized below:

			Amount Outstanding at
			September 30,	December 31,
			2013	2012
			(In thousands)
Description	Interest Rate	Maturity

Residual interest financing	12.875% over one month Libor	September 2013	$–	$13,773

	11.75% over one month Libor	April 2018	20,000	–

Senior secured debt, related party	13.0% and 16.0% at September 30, 2013 and December 31, 2012, respectively	June 2014	36,816	50,135

	5.00%	June 2014	2,147	–

Subordinated renewable notes	Weighted average rate of 12.7% and 14.4% at September 30, 2013 and December 31, 2012, respectively	Weighted average maturity of July 2016 and June 2015 at September 30, 2013 and December 31, 2012, respectively	20,640	23,281

Debt secured by receivables measured at fair value	n/a	Repayment is based on payments from underlying receivables. Final payment of the 8.00% note was made in September 2013, with residual payments extending through 2016	16,888	57,107
			$96,491	$144,296

In April 2013 we entered into a new $20 million five-year residual financing facility secured by eligible residual assets in two previously securitized pools of automobile receivables. We also prepaid $15 million of our senior secured debt in April 2013 and reduced the interest rate on the remaining outstanding amount from 16.00% to 13.00%. The maturity date on the remaining outstanding amount was extended from December 2013 to June 2014.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Interest Income and Interest Expense

The following table presents the components of interest income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Interest on Finance Receivables	$60,462	$44,808	$167,416	$126,029
Residual interest income	–	–	–	458
Other interest income	–	245	10	723
Interest income	$60,462	$45,053	$167,426	$127,210

The following table presents the components of interest expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Securitization trust debt	$8,357	$9,398	$25,725	$28,557
Warehouse lines of credit	1,447	2,179	4,026	5,243
Senior secured debt, related party	1,599	3,077	6,474	9,873
Debt secured by receivables at fair value	623	3,275	3,435	13,362
Residual interest financing	1,079	731	2,666	2,125
Subordinated renewable notes	748	900	2,474	2,536
	$13,853	$19,560	$44,800	$61,696

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7) Earnings Per Share

Earnings per share for the three-month and nine-month periods ended September 30, 2013 and 2012 were calculated using the weighted average number of shares outstanding for the related period. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Weighted average number of common shares outstanding during the period used to compute basic earnings per share	21,795	19,495	20,959	19,406
Incremental common shares attributable to exercise of outstanding options and warrants	9,422	6,200	10,591	4,620
Weighted average number of common shares used to compute diluted earnings per share	31,217	25,695	31,550	24,026

If the anti-dilutive effects of common stock equivalents were considered, shares included in the diluted earnings per share calculation for the three-month and nine-month periods ended September 30, 2013 would have included an additional 3.1 million and 1.9 million shares, respectively, attributable to the exercise of outstanding options and warrants. For the three-month and nine-month periods ended September 30, 2012, the anti-dilutive shares were 1.3 million and 2.3 million, respectively.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, since the fourth quarter of 2011, we have reported eight consecutive quarters of increasing profitability, observed improvement in credit metrics, and produced reliable internal financial projections. Furthermore, we have demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short-term and long-term financing for our finance receivables. As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our net deferred tax assets. Accordingly, we reversed the related valuation allowance of $62.8 million in the fourth quarter of 2012.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Although realization is not assured, we believe that the realization of the recognized net deferred tax asset of $66.2 million as of September 30, 2013 is more likely than not based on forecasted future net earnings. Our net deferred tax asset of $66.2 million consists of approximately $54.5 million of net U.S. federal deferred tax assets and $11.7 million of net state deferred tax assets. The major components of the deferred tax asset are $46.4 million in net operating loss carryforwards and built in losses and $19.8 million in net deductions which have not yet been taken on a tax return. We estimate that we would need to generate approximately $165 million of taxable income during the applicable carryforward periods to realize fully our federal and state net deferred tax assets.

Income tax expense was $4.7 million and $11.2 million for the three and nine months ended September 30, 2013 and represents an effective income tax rate of 44.4% and 43.5%, respectively.

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

Pursuant to an agreement with the representative of creditors in the Stanwich bankruptcy, that adversary action has been dismissed. Under that agreement, we paid the bankruptcy estate $800,000 and abandoned our claims against the estate, while the estate has abandoned its adversary action against Mr. Pardee. With the dismissal of the adversary action, all known claims asserted against Mr. Pardee have been resolved without his incurring any liability. Accordingly, we believe that this resolution of the adversary action will result in limitation of our exposure to Mr. Pardee to no more than some portion of his attorneys fees incurred. The stay in the action against us in Rhode Island has been lifted, and both we and Mr. Pardee filed motions for summary judgment. The court ruled on those motions in February 2013, denying our motion, and granting Mr. Pardee’s motion as to liability. The issues remaining for trial are the extent of our obligation to indemnify Mr. Pardee. There is no trial date set, but our expectation is that the court may, not earlier than December 2013, set the matter for trial in 2014.

Consumer Litigation. We are routinely involved in various legal proceedings resulting from our consumer finance activities and practices, both continuing and discontinued. Consumers can and do initiate lawsuits against us alleging violations of law applicable to collection of receivables, and such lawsuits sometimes allege that resolution as a class action is appropriate. We are currently defending two such class actions. For the most part, we have legal and factual defenses to such claims, which we routinely contest or settle (for immaterial amounts) depending on the particular circumstances of each case. We have recorded a liability as of September 30, 2013 with respect to such matters, in the aggregate.

FTC Action. On July 17, 2013, the staff of the Federal Trade Commission (“FTC”) advised us that they are prepared to recommend that the FTC initiate a lawsuit against us relating to allegedly unfair trade practices, and simultaneously advised that settlement of such issues by consent decree may be possible. Based on our review of the FTC’s allegations, of past practices of the FTC, of our records of our collection and servicing activities, and of other companies’ settlements with the FTC, we expect that we will reach such a settlement, and that such a settlement will require that we make restitutionary payments and that we implement procedural changes under a consent decree. There can be no assurance, however, that we will reach agreement regarding any such settlement, and we may choose to contest the allegations of the FTC. Whether we reach such an agreement or not, the cost to us of contesting or settling the matter may be material. We have recorded a liability as of September 30, 2013 with respect to this matter.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In General. There can be no assurance as to the outcomes of any of the matters referenced above. We have recorded a liability as of September 30, 2013 that we believe represents our best estimate of probable incurred losses for legal contingencies, including all of the matters described or referenced above. The amount of losses that may ultimately be incurred cannot be estimated with certainty. However, based on such information as is available to us, we believe that the range of reasonably possible losses for the legal proceedings and contingencies described or referenced above does not include an amount that would materially exceed the reserves established at September 30, 2013.

Accordingly, we believe that the ultimate resolution of such legal proceedings and contingencies, after taking into account our current litigation reserves, should not have a material adverse effect on our consolidated financial condition. We note, however, that in light of the uncertainties inherent in contested proceedings, there can be no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have accrued; as a result, the outcome of a particular matter may be material to our operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of our income for that period.

(10) Employee Benefits

On March 8, 2002 we acquired MFN Financial Corporation and its subsidiaries in a merger. We sponsor the MFN Financial Corporation Benefit Plan (the “Plan”). Plan benefits were frozen June 30, 2001. The table below sets forth the Plan’s net periodic benefit cost for the three-month and nine-month periods ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Components of net periodic cost (benefit)
Service cost	$–	$–	$–	$–
Interest cost	210	220	630	660
Expected return on assets	(335)	(234)	(1,005)	(702)
Amortization of transition (asset)/obligation	–	–	–	–
Amortization of net (gain) / loss	117	157	351	471
Net periodic cost (benefit)	$(8)	$143	$(24)	$429

We contributed $112,000 and $277,000 to the Plan during the three and nine-month periods ended September 30, 2013 and we anticipate making contributions in the amount of $112,000 for the remainder of 2013.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At the time of issuance, five warrants issued between 2008 and 2010 in conjunction with various debt financing transactions contained features that make them subject to derivative accounting. We valued these warrants using a binomial valuation model using a weighted average volatility assumption of 41%, weighted average term of 8 years and a risk free rate of 3.3%. On March 29, 2012 we agreed with the holders to amend three of the five warrants to remove the price reset features that resulted in derivative accounting. On the date of the amendment, we valued each of the three warrants using a binomial pricing model as described above. The aggregate value of the three amended warrants of $1.1 million was then reclassified from Accounts Payable to Common Stock. On June 25, 2012 we agreed with the holder to amend one other warrant that contained the “down round,” or price reset, features to remove those specific price reset terms. The $250,000 aggregate value of this amended warrant was reclassified from Accounts Payable to Common Stock on the date of the amendment. The fifth warrant with the “down round” feature was exercised on February 22, 2013. The $583,000 intrinsic value of this warrant was reclassified from Accounts Payable to Common Stock on the date of the exercise. As of September 30, 2013 all five of the warrants issued that previously contained price reset features have either been amended or exercised and are no longer subject to quarterly valuations.

In September 2008 we sold automobile contracts in a securitization that was structured as a sale for financial accounting purposes. In that sale, we retained both securities and a residual interest in the transaction that are measured at fair value. In September 2010 we took advantage of improvement in the market for asset-backed securities by re-securitizing the underlying receivables from our unrated September 2008 securitization. We also sold the securities retained from the September 2008 transaction. No gain or loss was recorded as a result of the re-securitization transaction described above. We describe below the valuation methodologies we use for the securities retained and the residual interest in the cash flows of the transaction, as well as the general classification of such instruments pursuant to the valuation hierarchy. The residual interest in such securitization is $1.4 million as of September 30, 2013 and $4.8 million as of December 31, 2012 and is classified as level 3 in the three-level valuation hierarchy. We determine the value of that residual interest using a discounted cash flow model that includes estimates for prepayments and losses. We used a discount rate of 20% per annum and a cumulative net loss rate of 15% at September 30, 2013 and 14% at December 31, 2012. The assumptions we used are based on historical performance of automobile contracts we have originated and serviced in the past, adjusted for current market conditions.

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

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Finance Receivables Measured at Fair Value:
Balance at beginning of period	$30,319	$102,366	$59,668	$160,253
Payments on finance receivables at fair value	(8,848)	(22,449)	(36,828)	(86,556)
Charge-offs on finance receivables at fair value	(535)	(1,259)	(2,275)	(5,309)
Discount accretion	263	1,870	1,247	7,272
Mark to fair value	18	(3,044)	(595)	1,824
Balance at end of period	$21,217	$77,484	$21,217	$77,484

Debt Secured by Finance Receivables Measured at Fair Value:
Balance at beginning of period	$21,907	$104,662	$57,107	$166,828
Principal payments on debt at fair value	(5,107)	(26,902)	(41,365)	(97,703)
Premium accretion	379	1,687	2,079	5,552
Mark to fair value	(291)	(2,817)	(933)	1,953
Balance at end of period	16,888	76,630	16,888	76,630
Reduction for payments collected and payable	(570)	(7,002)	(570)	(7,002)
Adjusted balance at end of period	$16,318	$69,628	$16,318	$69,628

The table below compares the fair values of the Fireside receivables and the related secured debt to their contractual balances for the periods shown:

	September 30, 2013		December 31, 2012
	Contractual	Fair	Contractual	Fair
	Balance	Value	Balance	Value
	(In thousands)

Fireside receivables portfolio	$21,701	$21,217	$60,804	$59,668

Debt secured by Fireside receivables portfolio	–	16,888	41,365	57,107

The fair value of the debt secured by the Fireside receivables portfolio represents the discounted value of future cash flows that we estimate will become due to the lender in accordance with the terms of our financing for the Fireside portfolio.

Repossessed vehicle inventory, which is included in Other Assets on our balance sheet, is measured at fair value using level 2 assumptions based on our actual loss experience on sale of repossessed vehicles. At September 30, 2013, the finance receivables related to the repossessed vehicles in inventory totaled $20.7 million. We have applied a valuation adjustment, or loss allowance, of $12.0 million, which is based on a recovery rate of 42%, resulting in an estimated fair value and carrying amount of $8.7 million. The fair value and carrying amount of the repossessed inventory at December 31, 2012 was $5.7 million after applying a valuation adjustment of $6.4 million.

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers in or out of level 1 or level 2 assets and liabilities for the three or nine months ended September 30, 2013 and 2012. We have no level 3 assets that are measured at fair value on a non-recurring basis. The table below presents a reconciliation for level 3 assets measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Residual Interest in Securitizations:
Balance at beginning of period	$2,246	$4,850	$4,824	$4,414
Cash paid (received) during period	(820)	45	(3,398)	23
Included in earnings	–	–	–	458
Balance at end of period	$1,426	$4,895	$1,426	$4,895

Warrant Derivative Liability:
Balance at beginning of period	$–	$51	$355	$967
Included in earnings	–	44	228	435
Reclassification to equity	–	–	(583)	(1,307)
Balance at end of period	$–	$95	$–	$95

The following table provides certain qualitative information about our level 3 fair value measurements for assets and liabilities carried at fair value:

Financial Instrument	Fair Values as of				Inputs as of
	September 30,	December 31,	Valuation	Unobservable	September 30,	December 31,
	2013	2012	Techniques	Inputs	2013	2012
	(In thousands)
Assets:

Finance receivables measured at fair value	$21,217	$59,668	Discounted cash flows	Discount rate	15.4%	20.4%
				Cumulative net losses	4.8%	5.5%
				Monthly average prepayments	0.5%	0.5%

Residual interest in securitizations	1,426	4,824	Discounted cash flows	Discount rate	20.0%	20.0%
				Cumulative net losses	15.0%	13.5%
				Monthly average prepayments	0.5%	0.5%

Liabilities:
Warrant derivative liability	$–	$355	Binomial	Stock price	n/a	$5.36/sh
				Volatility	n/a	40.0%
				Risk free rate	n/a	1.26%

Debt secured by receivables measured at fair value	16,888	57,107	Discounted cash flows	Discount rate	12.2%	16.2%

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of financial assets and liabilities at September 30, 2013 and December 31, 2012, were as follows:

	As of September 30, 2013
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$24,128	$24,128	$–	$–	$24,128
Restricted cash and equivalents	129,450	129,450	–	–	129,450
Finance receivables, net	1,046,818	–	–	1,025,398	1,025,398
Finance receivables measured at fair value	21,217	–	–	21,217	21,217
Residual interest in securitizations	1,426	–	–	1,426	1,426
Accrued interest receivable	15,146	–	–	15,146	15,146
Liabilities:
Warehouse lines of credit	$26,959	$–	$–	$26,959	$26,959
Accrued interest payable	2,733	–	–	2,733	2,733
Residual interest financing	20,000	–	–	20,000	20,000
Debt secured by receivables measured at fair value	16,888	–	–	16,888	16,888
Securitization trust debt	1,094,559	–	–	1,107,865	1,107,865
Senior secured debt	38,963	–	–	38,963	38,963
Subordinated renewable notes	20,640	–	–	20,640	20,640

	As of December 31, 2012
Financial Instrument	(In thousands)
	Carrying	Fair Value Measurements Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$12,966	$12,966	$–	$–	$12,966
Restricted cash and equivalents	104,445	104,445	–	–	104,445
Finance receivables, net	744,749	–	–	740,511	740,511
Finance receivables measured at fair value	59,668	–	–	59,668	59,668
Residual interest in securitizations	4,824	–	–	4,824	4,824
Accrued interest receivable	10,411	–	–	10,411	10,411
Liabilities:
Warrant derivative liability	$355	$–	$–	$355	$355
Warehouse lines of credit	21,731	–	–	21,731	21,731
Accrued interest payable	2,795	–	–	2,795	2,795
Residual interest financing	13,773	–	–	13,773	13,773
Debt secured by receivables measured at fair value	57,107	–	–	57,107	57,107
Securitization trust debt	792,497	–	–	803,290	803,290
Senior secured debt	50,135	–	–	50,135	50,135
Subordinated renewable notes	23,281	–	–	23,281	23,281

CONSUMER PORTFOLIO SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of our financial instruments, active markets do not exist. Therefore, significant elements of judgment were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, credit quality and interest rates, all of which are subject to change. Since the fair value is estimated as of September 30, 2013 and December 31, 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

We were incorporated and began our operations in March 1991. From inception through September 30, 2013, we have purchased a total of approximately $10.2 billion of automobile contracts from dealers. In addition, we obtained a total of approximately $822.8 million of automobile contracts in mergers and acquisitions in 2002, 2003, 2004 and 2011. In 2004 and 2009, we were appointed as a third-party servicer for certain portfolios of automobile receivables originated and owned by non-affiliated entities. Beginning in 2008 through the third quarter of 2011, our managed portfolio decreased each year due to our strategy of limiting contract purchases in 2008 and 2009 to conserve our liquidity, as discussed further below. However, since October 2009 we have gradually increased contract purchases, which, in turn has resulted in recent increases to our managed portfolio. Recent contract purchase volumes and managed portfolio levels are shown in the table below:

Contract Purchases and Outstanding Managed Portfolio

	$ in thousands
Period	Contracts Purchased in Period	Managed Portfolio at Period End
2008	$296,817	$1,664,122
2009	8,599	1,194,722
2010	113,023	756,203
2011	284,236	794,649
2012	551,743	897,575
Nine months ended September 30, 2013	592,327	1,166,871

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

Since the third quarter of 2003, we have conducted 33 term securitizations. Of these 33, 27 were periodic (generally quarterly) securitizations of automobile contracts that we purchased from automobile dealers under our regular programs. In addition, in March 2004 and November 2005, we completed securitizations of our retained interests in other securitizations that we and our affiliates previously sponsored. The debt from the March 2004 transaction was repaid in August 2005, and the debt from the November 2005 transaction was repaid in May 2007. Also, in June 2004, we completed a securitization of automobile contracts purchased under our TFC program and acquired in a bulk purchase. Further, in December 2005 and May 2007 we completed securitizations that included automobile contracts purchased under the TFC programs, automobile contracts purchased under the CPS programs and automobile contracts we repurchased upon termination of prior securitizations. Since July 2003 all such securitizations have been structured as secured financings, except our September 2008 and September 2010 securitizations. These transactions were in substance sales of the underlying receivables and were treated as sales for financial accounting purposes. The September 2010 securitization was our first securitization since 1993 that did not utilize a financial guaranty for the senior asset-backed notes. Since then we have completed 10 senior subordinate securitizations and none have utilized financial guarantees.

Since December 2011, our securitizations have included a pre-funding feature in which a portion of the receivables to be sold to the trust were not delivered until after the initial closing. As a result, our restricted cash balance at September 30, 2013 included $65.8 million from the proceeds of the sale of the asset-backed notes that were held by the trustee pending delivery of the remaining receivables. In October 2013, the requisite additional receivables were delivered to the trust and we received the related restricted cash, most of which was used to repay amounts owed under our warehouse credit facilities.

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

Uncertainty of Capital Markets and General Economic Conditions

We depend upon the availability of warehouse credit facilities and access to long-term financing through the issuance of asset-backed securities collateralized by our automobile contracts. Since 1994, we have completed 60 term securitizations of approximately $8.3 billion in contracts. From the fourth quarter of 2007 through the end of 2009, we observed unprecedented adverse changes in the market for securitized pools of automobile contracts. These changes included reduced liquidity, and reduced demand for asset-backed securities, particularly for securities carrying a financial guaranty and for securities backed by sub-prime automobile receivables. Moreover, during that period many of the firms that previously provided financial guarantees, which were an integral part of our securitizations, suspended offering such guarantees. These adverse changes caused us to conserve liquidity by significantly reducing our purchases of automobile contracts. However, since September 2009 we have established new funding facilities and gradually increased our contract purchases and the frequency and amount of our term securitizations. Our recent history of term securitizations is summarized in the table below:

Recent Asset-Backed Term Securitizations
	$ in thousands
Period	Number of Term Securitizations	Amount of Term Securitizations
2006	4	$957,681
2007	3	1,118,097
2008	2	509,022
2009	0	–
2010	1	103,772
2011	3	335,593
2012	4	603,500
Nine months ended September 30, 2013	3	595,000

Our 2012 securitizations included $58.2 million in contracts that were repurchased in 2012 from securitizations closed in 2006 and 2007. Our 2013 securitizations included $7.4 million in contracts that were repurchased from a securitization closed in 2008. Since 2011 all of our securitizations have been structured as secured financings and none have utilized financial guarantees.

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

Financial Covenants

Certain of our securitization transactions, our warehouse credit facilities and our residual interest financing contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2013 we were in compliance with all such covenants. In addition, certain securitization and non-securitization related debt contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

Results of Operations

Comparison of Operating Results for the three months ended September 30, 2013 with the three months ended September 30, 2012

Revenues.  During the three months ended September 30, 2013, our revenues were $64.1 million, an increase of $16.1 million, or 33.7%, from the prior year revenue of $47.9 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the three months ended September 30, 2013 increased $15.4 million, or 34.2%, to $60.5 million from $45.1 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $807.1 million at September 30, 2012 to $1,154.2 million at September 30, 2013. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the three months ended September 30, 2013 and 2012:

	Average Balances for the Three Months Ended
	September 30, 2013	September 30, 2012
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$1,098.4	$702.6
Fireside	25.6	87.7
Total	$1,124.0	$790.3

Servicing fees totaling $700,000 in the three months ended September 30, 2013 increased $198,000, or 39.5%, from $502,000 in the prior year. We earn base servicing fees on three portfolios that are decreasing in size as we receive customer payments and, consequently, base servicing fees are decreasing also. On one of those portfolios, however, we recently began earning an incentive servicing fee. Such incentive servicing fee was $349,000 for the three months ended September 30, 2013 and more than offset the decrease of $151,000 in base servicing fees. We did not earn any incentive servicing fee in the prior year’s period. As of September 30, 2013 and 2012, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2013		September 30, 2012
	Amount (1)	%(2)	Amount (1)	%(2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,132.5	97.1%	$726.8	86.0%
Fireside	21.7	1.9%	80.3	9.5%
Owned by Non-Consolidated Subsidiaries	6.1	0.5%	22.4	2.7%
Third-Party Servicing Portfolios	6.6	0.6%	15.4	1.8%
Total	$1,166.9	100.0%	$844.9	100.0%

_______________

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At September 30, 2013, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,166.9 million (this amount includes $6.1 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $6.6 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $844.9 million as of September 30, 2012. At September 30, 2013 and 2012, the managed portfolio composition was as follows:

	September 30, 2013		September 30, 2012
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,141.1	97.8%	$748.8	88.6%
Fireside	21.7	1.9%	80.3	9.5%
TFC	$–	0.0%	0.4	0.0%
Third Party Portfolio	$4.1	0.4%	15.4	1.8%
Total	$1,166.9	100.0%	$844.9	100.0%

_______________

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income increased by $539,000, or 22.7%, to $2.9 million in the three months ended September 30, 2013 from $2.4 million during the prior year. The increase is comprised of a net increase of $681,000 in the fair value of the receivables and debt associated with the Fireside portfolio acquisition, and an increase of $5,000 in payments from third-party providers of convenience fees paid by our customers for web based and other electronic payments. These increases were partially offset by decreases of $74,000 in fees associated with direct mail and other related products and services that we offer to our dealers, decreases in sales tax refunds of $59,000, and a decrease of $18,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation.

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

Total operating expenses were $53.5 million for the three months ended September 30, 2013, compared to $45.2 million for the prior year, an increase of $8.3 million, or 18.4%. The increase is primarily due to the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in core operating expenses and provision for credit losses were partially offset by decreases in interest expense.

Employee costs increased by $2.5 million or 28.3%, to $11.2 million during the three months ended September 30, 2013, representing 20.9% of total operating expenses, from $8.7 million for the prior year, or 19.3% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments to accommodate the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the three-month periods ended, September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$206.8	$143.1
Contracts purchased (units)	13,233	9,367
Managed portfolio outstanding (dollars)	$1,166.9	$844.9
Managed portfolio outstanding (units)	96,989	92,908

Number of Originations staff	160	118
Number of Marketing staff	121	71
Number of Servicing staff	295	281
Number of other staff	65	60
Total number of employees	641	530

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $4.1 million, an increase of $384,000, or 10.4%, compared to the previous year and represented 7.6% of total operating expenses.

Interest expense for the three months ended September 30, 2013 decreased by $5.7 million to $13.9 million, or 29.2%, compared to $19.6 million in the previous year.

Interest expense on the Fireside portfolio credit facility decreased by $2.7 million compared to the prior year period as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt decreased by $1.0 million for the three months ended September 30, 2013 compared to the prior year. Although the outstanding amount of securitization trust debt increased to $1,094.6 million at September 30, 2013 compared to $721.4 million at September 30, 2012, the blended interest rates on term securitizations completed since 2012 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012.

Interest expense on senior secured debt and subordinated debt decreased by $1.6 million. This was due primarily to the April 2013 repayment of $15.0 million in senior secured debt and to the reduction in the interest rate on the remaining senior secured debt from 16.0% to 13.0%. Interest expense on residual interest financing increased $348,000 in the three months ended September 30, 2013 compared to the prior year. The increase is due to the establishment in April 2013 of a new $20 million residual interest financing. This was partially offset by the September 2013 repayment of the $13.8 million of indebtedness outstanding under the residual facility originally established in 2007.

Interest expense on warehouse debt decreased by $732,000 for the three months ended September 30, 2013 compared to the prior year. Although we increased our contract purchases to $206.8 million for the three months ended September 30, 2013 compared to $143.1 million in the prior period, recently we have relied less on warehouse credit facilities and more on unrestricted cash balances to fund receivables prior to securitization.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the three-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012
	(Dollars In thousands)
	Average Balance (1)	Interest	Annualized Average Yield/Rate	Average Balance (1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$1,076,389	$59,296	22.0%	$693,384	$40,079	23.1%
Finance receivables measured at fair value	24,588	1,166	19.0%	87,671	4,974	22.7%
	$1,100,977	60,462	22.0%	$781,055	45,053	23.1%

Interest Bearing Liabilities
Warehouse lines of credit	$55,466	1,447	10.4%	$35,006	2,179	24.9%
Residual interest financing	29,182	1,079	14.8%	14,030	731	20.8%
Debt secured by receivables measured at fair value	19,186	623	13.0%	85,713	3,275	15.3%
Securitization trust debt	989,285	8,357	3.4%	660,659	9,398	5.7%
Senior secured debt, related party	32,431	1,599	19.7%	54,205	3,077	22.7%
Subordinated renewable notes	21,170	748	14.1%	21,431	900	16.8%
	$1,146,720	13,853	4.8%	$871,044	19,560	9.0%

Net interest income/spread		$46,609			$25,493
Net interest yield (3)			16.9%			13.1%
Ratio of average interest earning assets to average interest bearing liabilities	96%			90%

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2) Net of deferred fees and direct costs.

(3) Annualized net interest income divided by average interest earning assets.

	Three Months Ended September 30, 2013
	Compared to September 30, 2012
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$19,217	$22,138	$(2,921)
Finance receivables at measured fair value	(3,808)	(3,579)	(229)
	15,409	18,559	(3,150)
Interest Bearing Liabilities
Warehouse lines of credit	(732)	1,274	(2,006)
Residual interest financing	348	789	(441)
Debt secured by receivables measured at fair value	(2,652)	(2,542)	(110)
Securitization trust debt	(1,041)	4,675	(5,716)
Senior secured debt, related party	(1,478)	(1,236)	(242)
Subordinated renewable notes	(152)	(11)	(141)
	(5,707)	2,949	(8,656)

Net interest income/spread	$21,116	$15,610	$5,506

Provision for credit losses was $20.2 million for the three months ended September 30, 2013, an increase of $10.8 million, or 113.6% compared to the prior year and represented 37.8% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $472,000, or 16.2%, to $3.4 million during the three months ended September 30, 2013, compared to $2.9 million in the prior year period, and represented 6.3% of total operating expenses. For the three months ended September 30, 2013, we purchased 13,233 contracts representing $206.8 million in receivables compared to 9,367 contracts representing $143.1 million in receivables in the prior year.

Occupancy expenses decreased by $28,000 or 4.0%, to $695,000 compared to $723,000 in the previous year and represented 1.3% of total operating expenses.

Depreciation and amortization expenses decreased by $30,000 or 25.4%, to $88,000 compared to $118,000 in the previous year and represented 0.2% of total operating expenses.

For the three months ended September 30, 2013, we recorded income tax expense of $4.7 million, representing a 44.4% effective income tax rate. In the prior year period, we recorded no income tax expense but we reduced our valuation allowance for our deferred tax assets by $1.1 million.

Comparison of Operating Results for the nine months ended September 30, 2013 with the nine months ended September 30, 2012

Revenues.  In April 2013, we repurchased the outstanding Class D notes from our first 2008 securitization for a cash payment and a new note. We subsequently exercised our “clean-up call” option and repurchased the remaining collateral from the related securitization trust. The aggregate value of our consideration for the Class D notes was $10.9 million less than our carrying value of the Class D notes at the time of the repurchase. As a result of the repurchase of the Class D notes and the termination of the securitization trust, we realized a gain of $10.9 million, or 5.8% of our total revenues of $189.1 million for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, excluding the gain on cancellation of debt of $10.9 million, our revenues were $178.2 million, an increase of $41.6 million, or 30.5%, from the prior year revenue of $136.6 million. The primary reason for the increase in revenues is an increase in interest income. Interest income for the nine months ended September 30, 2013 increased $40.2 million, or 31.6%, to $167.4 million from $127.2 million in the prior year. The primary reason for the increase in interest income is the increase in finance receivables held by consolidated subsidiaries, which increased from $807.1 million at September 30, 2012 to $1,154.2 million at September 30, 2013. The table below shows the average balances of our portfolio held by consolidated subsidiaries for the nine months ended September 30, 2013 and 2012:

	Average Balances for the Nine Months Ended
	September 30, 2013	September 30, 2012
	Amount	Amount
Finance Receivables Owned by	($ in millions)
Consolidated Subsidiaries
CPS Originated Receivables	$984.5	$634.6
Fireside	36.1	115.8
Total	$1,020.6	$750.4

Servicing fees totaling $2.5 million for the nine months ended September 30, 2013 increased $587,000, or 30.9%, from $1.9 million in the prior year. We earn base servicing fees on three portfolios that are decreasing in size as we receive customer payments and, consequently, base servicing fees are decreasing also. On one of those portfolios, however, we recently began earning an incentive servicing fee. Such incentive servicing fee was $1.3 million for the nine months ended September 30, 2013 and more than offset the decrease of $700,000 in base servicing fees. We did not earn any incentive servicing fee in the prior year’s period. As of September 30, 2013 and 2012, our managed portfolio owned by consolidated vs. non-consolidated subsidiaries and other third parties was as follows:

	September 30, 2013		September 30, 2012
	Amount (1)	%(2)	Amount (1)	%(2)
Total Managed Portfolio	($ in millions)
Owned by Consolidated Subsidiaries
CPS Originated Receivables	$1,132.5	97.1%	$726.8	86.0%
Fireside	21.7	1.9%	80.3	9.5%
Owned by Non-Consolidated Subsidiaries	6.1	0.5%	22.4	2.7%
Third-Party Servicing Portfolios	6.6	0.6%	15.4	1.8%
Total	$1,166.9	100.0%	$844.9	100.0%

_______________

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

At September 30, 2013, we were generating income and fees on a managed portfolio with an outstanding principal balance of $1,166.9 million (this amount includes $6.1 million of automobile contracts on which we earn servicing fees and own a residual interest and also includes another $6.6 million of automobile contracts on which we earn base and incentive servicing fees), compared to a managed portfolio with an outstanding principal balance of $844.9 million as of September 30, 2012. At September 30, 2013 and 2012, the managed portfolio composition was as follows:

	September 30, 2013		September 30, 2012
	Amount (1)	% (2)	Amount (1)	% (2)
Originating Entity	($ in millions)
CPS	$1,141.1	97.8%	$748.8	88.6%
Fireside	21.7	1.9%	80.3	9.5%
TFC	–	0.0%	0.4	0.0%
Third Party Portfolio	4.1	0.4%	15.4	1.8%
Total	$1,166.9	100.0%	$844.9	103.4%

_______________

(1) Contractual balances.

(2) Percentages may not add up to 100% due to rounding.

Other income increased by $803,000 or 10.7%, to $8.3 million in the nine months ended September 30, 2013 from $7.5 million during the prior year. The increase includes an increase of $950,000 from fees associated with direct mail and other related products and services that we offer to our dealers and a net increase of $467,000 in the fair value of receivables and debt associated with the Fireside portfolio acquisition. These increases were partially offset by decreases in sales tax refunds of $102,000, and a decrease of $159,000 in recoveries on receivables from the 2002 acquisition of MFN Financial Corporation.

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

During the nine months ended September 30, 2013, we recognized $9.7 million in contingent liability expenses to either record or increase the amounts we believe we may incur related to various pending litigation. The amount was allocated in part to a long running case we refer to as the Stanwich litigation, and also to more recent matters including two California class action suits where we are the defendant, and a governmental inquiry, in which the United States Federal Trade Commission (“FTC”) has informally proposed that the we refrain from certain allegedly unfair trade practices, and make restitutionary payments into a consumer relief fund.

The following comparison of our expenses for the nine months ended September 30, 2013 and 2012 excludes the impact of the $9.7 million contingent liability expense incurred in the nine months ended September 30, 2013.

Total operating expenses, excluding the $9.7 million in contingent liability expense, were $153.9 million for the nine months ended September 30, 2013, compared to $132.0 million for the prior year, an increase of $21.8 million, or 16.6%. The increase is primarily due to the increase in the amount of new contracts we purchased, the resulting increase in our consolidated portfolio and associated servicing costs, and the related increase in our provision for credit losses. Increases in provision for credit losses and core operating expenses were partially offset by decreases in interest expense.

Employee costs increased by $5.8 million or 22.4%, to $31.7 million for the nine months ended September 30, 2013, representing 20.6% of total operating expenses, from $25.9 million for the prior year, or 19.6% of total operating expenses. Since 2010, we have added employees in our Originations and Marketing departments to accommodate the increase in contract purchases. More recently, we have also added Servicing staff to accommodate the increase in the number of accounts in our managed portfolio. The table below summarizes our employees by category as well as contract purchases and units in our managed portfolio as of, and for the nine-month periods, ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
	Amount	Amount
	($ in millions)
Contracts purchased (dollars)	$592.3	$400.9
Contracts purchased (units)	38,339	26,180
Managed portfolio outstanding (dollars)	$1,166.9	$844.9
Managed portfolio outstanding (units)	96,989	92,908

Number of Originations staff	160	118
Number of Marketing staff	121	71
Number of Servicing staff	295	281
Number of other staff	65	60
Total number of employees	641	530

General and administrative expenses include costs associated with purchasing and servicing our portfolio of finance receivables, including expenses for facilities, credit services, and telecommunications. General and administrative expenses were $12.3 million, an increase of $581,000, or 4.9%, compared to the previous year and represented 8.0% of total operating expenses.

Interest expense for the nine months ended September 30, 2013 decreased by $16.9 million to $44.8 million, or 27.4%, compared to $61.7 million in the previous year.

Interest expense on the Fireside portfolio credit facility decreased by $9.9 million compared to the prior year period as the Fireside portfolio and the related debt have paid down to significantly lower levels over the last year.

Interest on securitization trust debt decreased by $2.8 million in the nine months ended September 30, 2013 compared to the prior year. Although the outstanding amount of securitization trust debt increased to $1,094.6 million at September 30, 2013 compared to $792.5 million at September 30, 2012, the blended interest rates on term securitizations completed since 2012 are significantly less than the blended interest rates on securitization trust debt incurred prior to 2012.

Interest expense on senior secured debt and subordinated debt decreased by $3.5 million. This is due primarily to the April 2013 repayment of $15.0 million of senior secured debt and to the reduction in the interest rate on the remaining senior secured debt from 16.0% to 13.0%. Interest expense on residual interest financing increased $541,000 in the nine months ended September 30, 2013 compared to the prior year. The increase is due to the establishment in April 2013 of a new $20 million residual interest financing. This was partially offset by the September 2013 repayment of the $13.8 million of indebtedness outstanding under the residual facility originally established in 2007.

Interest expense on warehouse debt decreased by $1.2 million for the nine months ended September 30, 2013 compared to the prior year. Although we increased our contract purchases to $592.3 million for the nine months ended September 30, 2013 compared to $400.9 million in the prior period, recently we have relied less on warehouse credit facilities and more on unrestricted cash balances to fund receivables prior to securitization.

The following table presents the components of interest income and interest expense and a net interest yield analysis for the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013			2012
	(Dollars In thousands)
	Average Balance(1)	Interest	Annualized Average Yield/Rate	Average Balance(1)	Interest	Annualized Average Yield/Rate
Interest Earning Assets
Finance receivables gross (2)	$966,881	$162,100	22.4%	$625,942	$108,628	23.1%
Finance receivables measured at fair value	36,110	5,326	19.7%	115,856	18,582	21.4%
	$1,002,991	167,426	22.3%	$741,798	127,210	22.9%

Interest Bearing Liabilities
Warehouse lines of credit	$44,246	4,026	12.1%	$36,092	5,243	19.4%
Residual interest financing	25,576	2,666	13.9%	16,363	2,125	17.3%
Debt secured by receivables measured at fair value	31,802	3,435	14.4%	113,958	13,362	15.6%
Securitization trust debt	892,307	25,725	3.8%	599,097	28,557	6.4%
Senior secured debt, related party	40,755	6,474	21.2%	54,899	9,873	24.0%
Subordinated renewable notes	22,551	2,474	14.6%	21,038	2,536	16.1%
	$1,057,237	44,800	5.6%	$841,447	61,696	9.8%

Net interest income/spread		$122,626			$65,514
Net interest yield (3)			16.3%			11.8%
Ratio of average interest earning assets to average interest bearing liabilities	95%			88%

____________

(1) Average balances are based on month end balances except for warehouse lines of credit, which are based on daily balances.

(2) Net of deferred fees and direct costs.

(3) Annualized net interest income divided by average interest earning assets.

	Nine Months Ended September 30, 2013
	Compared to September 30, 2012
	Total	Change Due	Change Due
	Change	to Volume	to Rate
	(In thousands)
Interest Earning Assets
Finance receivables gross	$53,472	$59,168	$(5,696)
Finance receivables measured at fair value	(13,256)	(12,790)	(466)
	40,216	46,378	(6,162)
Interest Bearing Liabilities
Warehouse lines of credit	(1,217)	1,185	(2,402)
Residual interest financing	541	1,196	(655)
Debt secured by receivables measured at fair value	(9,927)	(9,633)	(294)
Securitization trust debt	(2,832)	13,976	(16,808)
Senior secured debt, related party	(3,399)	(2,544)	(855)
Subordinated renewable notes	(62)	182	(244)
	(16,896)	4,362	(21,258)

Net interest income/spread	$57,112	$42,016	$15,096

Provision for credit losses was $52.7 million for the nine months ended September 30, 2013, an increase of $30.7 million, or 139.6%, compared to the prior year and represented 34.3% of total operating expenses. The provision for credit losses maintains the allowance for finance credit losses at levels that we feel are adequate for probable incurred credit losses that can be reasonably estimated. Our approach for establishing the allowance requires greater amounts of provision for credit losses early in the terms of our finance receivables. Consequently, the increase in provision expense is the result of the increase in contract purchases during the last year and the larger portfolio owned by our consolidated subsidiaries compared to the prior year.

Marketing expenses consist primarily of commission-based compensation paid to our employee marketing representatives. Our marketing representatives earn a salary plus commissions based on volume of contract purchases and sales of ancillary products and services that we offer our dealers, such as training programs, internet lead sales, and direct mail products. Marketing expenses increased by $1.9 million, or 24.1%, to $10.0 million during the nine months ended September 30, 2013, compared to $8.1 million in the prior year period, and represented 6.5% of total operating expenses. For the nine months ended September 30, 2013, we purchased 38,339 contracts representing $592.3 million in receivables in the current period compared to 26,180 contracts representing $400.9 million in receivables in the prior year.

Occupancy expenses decreased by $249,000 or 11.5%, to $1.9 million compared to $2.2 million in the previous year and represented 1.2% of total operating expenses.

Depreciation and amortization expenses decreased by $56,000, or 14.0%, to $345,000 compared to $401,000 in the previous year and represented 0.2% of total operating expenses.

For the nine months ended September 30, 2013, we recorded income tax expense of $11.2 million, representing a 43.5% effective income tax rate. In the prior year period, we recorded no income tax expense but we reduced our valuation allowance for our deferred tax assets by $1.8 million.

Credit Experience

Our financial results are dependent on the performance of the automobile contracts in which we retain an ownership interest. Broad economic factors such as recession and significant changes in unemployment levels influence the credit performance of our portfolio, as does the weighted average age of the receivables at any given time. The tables below document the delinquency, repossession and net credit loss experience of all such automobile contracts that we originated or own an interest in as of the respective dates shown. The tables do not include the experience of third party originated and owned portfolios.

Delinquency Experience (1)

Total Originated Portfolio Excluding Fireside

	September 30, 2013		September 30, 2012		December 31, 2012
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	89,461	$1,141,029	71,462	$749,131	74,124	$825,186
Period of delinquency (2)
31-60 days	3,065	$27,030	2,234	$14,694	2,545	$18,034
61-90 days	1,745	16,437	969	6,718	1,179	9,360
91+ days	967	8,428	491	2,957	773	5,297
Total delinquencies (2)	5,777	51,895	3,694	24,369	4,497	32,691
Amount in repossession (3)	2,249	20,828	1,633	9,997	1,932	12,506
Total delinquencies and amount in repossession (2)	8,026	$72,723	5,327	$34,366	6,429	$45,197

Delinquencies as a percentage of gross servicing portfolio	6.5%	4.5%	5.2%	3.3%	6.1%	4.0%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	9.0%	6.4%	7.5%	4.6%	8.7%	5.5%

Extension Experience
Contracts with one extension, accruing	11,356	$135,575	9,263	$63,338	9,094	$73,632
Contracts with two or more extensions, accruing	5,403	34,143	8,891	44,754	7,795	37,761
	16,759	169,718	18,154	108,092	16,889	111,393

Contracts with one extension, non-accrual	740	6,822	563	3,340	632	4,401
Contracts with two or more extensions, non-accrual	554	2,770	862	3,931	1,044	4,344
	1,294	9,592	1,425	7,271	1,676	8,745

Total contracts with extensions	18,053	$179,310	19,579	$115,363	18,565	$120,138

Delinquency Experience (1)

Fireside Portfolio

	September 30, 2013		September 30, 2012		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	6,513	$21,701	18,529	$80,314	15,039	$60,804
Period of delinquency (2)
31-60 days	410	$1,218	566	$2,047	621	$2,206
61-90 days	181	436	221	758	204	710
91+ days	102	252	140	430	114	331
Total delinquencies (2)	693	1,906	927	3,235	939	3,247
Amount in repossession (3)	48	253	181	866	175	703
Total delinquencies and amount in repossession (2)	741	$2,159	1,108	$4,101	1,114	$3,950

Delinquencies as a percentage of gross servicing portfolio	10.6	8.8%	5.0%	4.0	6.2%	5.3%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	11.4	9.9%	6.0%	5.1	7.4%	6.5%

Extension Experience
Contracts with one extension, accruing	1,651	$6,069	3,062	$16,189	3,117	$15,262
Contracts with two or more extensions, accruing	656	2,991	53	279	134	717
	2,307	9,060	3,115	16,468	3,251	15,979

Contracts with one extension, non-accrual	60	197	142	750	160	726
Contracts with two or more extensions, non-accrual	33	149	2	11	6	20
	93	346	144	761	166	746

Total contracts with extensions	2,400	$9,406	3,259	$17,229	3,417	$16,725

Delinquency Experience (1)

Total Originated and Fireside Portfolio

	September 30, 2013		September 30, 2012		December 31, 2012
	Number of		Number of		Number of
	Contracts	Amount	Contracts	Amount	Contracts	Amount
	(Dollars in thousands)
Delinquency Experience
Gross servicing portfolio (1)	95,974	$1,162,730	89,991	$829,445	89,163	$885,993
Period of delinquency (2)
31-60 days	3,475	$28,248	2,800	$16,741	3,166	$20,240
61-90 days	1,926	16,873	1,190	7,476	1,383	10,070
91+ days	1,069	8,681	631	3,387	887	5,629
Total delinquencies (2)	6,470	53,802	4,621	27,604	5,436	35,939
Amount in repossession (3)	2,297	21,081	1,817	10,863	2,107	13,209
Total delinquencies and amount in repossession (2)	8,767	$74,883	6,438	$38,467	7,543	$49,148

Delinquencies as a percentage of gross servicing portfolio	6.7	4.6	5.1%	3.3%	6.1%	4.1%

Total delinquencies and amount in repossession as a percentage of gross servicing portfolio	9.1	6.4	7.2%	4.6%	8.5%	5.5%

Extension Experience
Contracts with one extension, accruing	13,007	$141,644	12,325	$79,527	12,211	$88,894
Contracts with two or more extensions, accruing	6,059	37,133	8,944	45,033	7,929	38,478
	19,066	178,777	21,269	124,560	20,140	127,372

Contracts with one extension, non-accrual	800	7,019	705	4,090	792	5,127
Contracts with two or more extensions, non-accrual	587	2,919	864	3,941	1,050	4,364
	1,387	9,938	1,569	8,031	1,842	9,491

	20,453	$188,715	22,838	$132,591	21,982	$136,863

_______________

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

(3) Amount in repossession represents financed vehicles that have been repossessed but not yet liquidated.

Net Charge-Off Experience (1)

Total Owned Portfolio Excluding Fireside

	September 30,	September 30,	December 31,
	2013	2012	2012
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,049,282	$665,043	$699,030
Annualized net charge-offs as a percentage of average servicing portfolio (2)	$4.2%	3.3%	3.5%

Net Charge-Off Experience (1)

Fireside Portfolio

	September 30,	September 30,	December 31,
	2013	2012	2012
	(Dollars in thousands)
Average servicing portfolio outstanding	$29,664	115,826	$103,548
Annualized net charge-offs as a percentage of average servicing portfolio (2)	$5.9%	4.2%	4.5%

Net Charge-Off Experience (1)

Total Owned Portfolio Including Fireside

	September 30,	September 30,	December 31,
	2013	2012	2012
	(Dollars in thousands)
Average servicing portfolio outstanding	$1,078,946	$780,869	$802,579
Annualized net charge-offs as a percentage of average servicing portfolio (2)	$4.2%	3.5%	3.6%

_______________

(1) All amounts and percentages are based on the principal amount scheduled to be paid on each automobile contract, net of unearned income on pre-computed automobile contracts.

(2) Net charge-offs include the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle (excluding accrued and unpaid interest) and amounts collected subsequent to the date of charge-off, including some recoveries which have been classified as other income in the accompanying interim financial statements. September 30, 2013 and September 30, 2012 percentage represents nine months ended September 30, 2013 and September 30, 2012 annualized. December 31, 2012 represents 12 months ended December 31, 2012.

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

We believe that a prudent extension program is an integral component to mitigating losses in our portfolio of sub-prime automobile receivables. The table below summarizes the status, as of September 30, 2013, for accounts that received extensions from 2008 through 2012 (2013 data are not included at this time due to insufficient passage of time for meaningful evaluation of results):

Period of Extension	# Extensions Granted	Active or Paid Off at September 30, 2013	% Active or Paid Off at September 30, 2013	Charged Off > 6 Months After Extension	% Charged Off > 6 Months After Extension	Charged Off <= 6 Months After Extension	% Charged Off <= 6 Months After Extension	Avg Months to Charge Off Post Extension

2008	35,588	11,428	32.1%	19,234	54.0%	4,819	13.5%	18

2009	32,004	11,362	35.5%	15,081	47.1%	5,783	18.1%	15

2010	22,593	13,621	60.3%	10,547	46.7%	1,999	8.8%	16

2011	17,001	12,703	74.7%	5,151	30.3%	932	5.5%	14

2012	18,783	15,072	80.2%	2,915	15.5%	796	4.2%	9

Table excludes extensions on portfolios serviced for third parties.

We view these results as a confirmation of the effectiveness of our extension program. For the accounts receiving extensions in 2008, 2009, 2010, 2011 and 2012, 32.1%, 35.5%, 60.3%, 74.7% and 80.2%, respectively, were either paid in full or active and performing at September 30, 2013. Each of these successful accounts represent continued payments of interest and principal (including payment in full in many cases), where without the extension we likely would have incurred a substantial loss and no interest revenue subsequent to the extension.

For the extension accounts that ultimately charge off, we consider any that charged off more than six months after the extension to be at least partially successful. For the 2008, 2009, 2010, 2011 and 2012 extensions, of the accounts that charged off, the charge off was incurred, on average, 18, 15, 16, 14 and 9 months, respectively, after the extension, indicating that even in the cases of an ultimate loss, the obligor serviced the account with additional payments of principal and interest.

Additional information about our extensions is provided in the tables below:

	Nine Months Ended September 30,		Year Ended December 31,
	2013	2012	2012

Average number of extensions granted per month	1,701	1,557	1,565

Average number of outstanding accounts	91,567	94,248	93,022

Average monthly extensions as % of average outstandings	1.9%	1.7%	1.7%

Table excludes portfolios originated and owned by third parties.

	September 30, 2013		September 30, 2012		December 31, 2012
	Number of Contracts	Amount	Number of Contracts	Amount	Number of Contracts	Amount
			(Dollars in thousands)

Contracts with one extension	13,807	$148,663	13,030	$83,618	13,003	$94,021
Contracts with two extensions	4,041	28,979	5,376	26,538	4,801	23,213
Contracts with three extensions	1,636	7,147	3,074	15,472	2,822	13,095
Contracts with four extensions	716	2,875	1,181	6,004	1,134	5,371
Contracts with five extensions	217	875	155	842	196	1,038
Contracts with six extensions	36	176	22	117	26	125
	20,453	$188,715	22,838	$132,591	21,982	$136,863

Managed portfolio (excluding originated and owned by 3rd parties)	95,974	$1,162,730	89,991	$829,445	89,163	$885,993

Table excludes portfolios originated and owned by third parties.

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

Net cash provided by operating activities for the nine-month period ended September 30, 2013 was $71.2 million compared to net cash provided by operating activities for the nine-month period ended September 30, 2012 of $16.4 million. Cash provided by operating activities is significantly affected by our net income, or loss, before provisions for credit losses. The increase is due primarily to the increase in net income of $9.9 million, the increase in provision for credit losses of $30.7 million, and the increase in provision for contingent liabilities of $9.7 million.

Net cash used in investing activities for the nine-month period ended September 30, 2013 was $325.0 million compared to net cash used by investing activities of $31.2 million in the prior year period. Cash provided by investing activities primarily results from principal payments and other proceeds received on finance receivables held for investment and reductions in restricted cash. Cash used in investing activities generally relates to purchases of automobile contracts. Purchases of finance receivables held for investment were $592.3 million and $400.9 million during the first nine months of 2013 and 2012, respectively. The significant change from the prior year is largely attributable to the increase in our purchases of finance receivables, net of principal payments received. For the nine-month period ended September 30, 2013, purchases of finance receivables net of principal payments resulted in net cash used of $339.2 million, compared to the prior year when purchases of finance receivables net of payments resulted in net cash used of $174.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $265.0 million compared to net cash provided by financing activities of $15.2 million in the prior year period. Cash provided by financing activities is primarily related to the issuance of securitization trust debt, reduced by the amount of repayment of securitization trust debt and net proceeds or repayments on our warehouse lines of credit. In the first nine months of 2013, we issued $595.0 million in new securitization trust debt compared to $443.5 million in the same period of 2012. In addition, we repaid $282.0 million in securitization trust debt and $41.4 million in debt associated with the Fireside portfolio in the nine months ended September 30, 2013 compared to repayments of securitization trust debt of $306.5 million and repayment of $97.7 million in debt associated with the Fireside portfolio in the prior year period. In the nine months ended September 30, 2013, we received net proceeds on warehouse lines of credit of $5.2 million, compared to net repayments of $5.0 million in the prior year’s period. In addition, in the nine months ended September 30, 2013, we received net proceeds of $6.2 million in residual debt, which consisted of proceeds on new residual interest debt of $20.0 million and repayments under previously issued residual interest debt of $13.8 million. In the prior year period repayments of residual interest debt were $8.1 million. Senior secured related party debt decreased by $12.9 million as a result of our repayment of a $15 million note and the issuance of a new note that had a balance owing of $2.1 million at September 30, 2013.

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

We are and may in the future be limited in our ability to purchase automobile contracts due to limits on our capital. As of September 30, 2013, we had unrestricted cash of $24.1 million, $84.0 million available under one warehouse credit facility and $89.0 million available under another warehouse credit facility (such figures assume the availability of sufficient eligible collateral). During the nine-month period ended September 30, 2013, we completed three securitizations aggregating $595.0 million of receivables. We intend to complete one more securitization during 2013, although there can be no assurance that we will be able to so. Our plans to manage our liquidity include maintaining our rate of automobile contract purchases at a level that matches our available capital, and, as appropriate, minimizing our operating costs. If we are unable to complete such securitizations, we may be unable to increase our rate of automobile contract purchases, in which case our interest income and other portfolio related income could decrease.

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

One of our securitization transactions, our warehouse credit facilities, our residual interest financing and our financing for the Fireside portfolio contain various financial covenants requiring certain minimum financial ratios and results. Such covenants include maintaining minimum levels of liquidity and net worth and not exceeding maximum leverage levels. As of September 30, 2013, we were in compliance with all such financial covenants. In addition, some agreements contain cross-default provisions that would allow certain creditors to declare a default if a default occurred under a different facility.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2013, we had approximately $1,218.0 million of debt outstanding. Such debt consisted primarily of $1,094.6 million of securitization trust debt, and also included $16.9 million in debt for the acquisition of the Fireside portfolio, $27.0 million of warehouse lines of credit, $20.0 million of residual interest financing, $39.0 million of senior secured related party debt and $20.6 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

Our recent operating results include pre-tax earnings of $25.6 million for the nine months ended September 30, 2013 and $9.2 million for the year ended December 31, 2012. Those periods were preceded by pre-tax losses of $14.5 million and $16.2 million in 2011 and 2010, respectively. We believe that our 2011 and 2010 results were materially and adversely affected by the disruption in the capital markets that began in the fourth quarter of 2007, by the recession that began in December 2007, and by related high levels of unemployment.

Although we believe we are able to service and repay our debt, there is no assurance that we will be able to do so. If our plans for future operations do not generate sufficient cash flows and earnings, our ability to make required payments on our debt would be impaired. If we fail to pay our indebtedness when due, it could have a material adverse effect on us and may require us to issue additional debt or equity securities.

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

Allowance for Finance Credit Losses

In order to estimate an appropriate allowance for losses to be incurred on finance receivables, we use a loss allowance methodology commonly referred to as "static pooling," which stratifies our finance receivable portfolio into separately identified pools based on the period of origination. Using analytical and formula driven techniques, we estimate an allowance for finance credit losses, which we believe is adequate for probable incurred credit losses that can be reasonably estimated in our portfolio of automobile contracts. The estimate for probable incurred credit losses is reduced by our estimate for future recoveries on previously incurred losses. Provision for losses is charged to our consolidated statement of operations. Net losses incurred on finance receivables are charged to the allowance. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. While our allowance as a percentage of finance receivables has increased recently, previously it had decreased for several years due primarily to the continued seasoning of our portfolio. Our historical static loss data shows that, in general, incremental monthly losses as a percentage of the balance outstanding increase to a peak between months 36 and 42 of the life of a static portfolio, after which such monthly incremental losses tend to decrease. As of September 30, 2013 the weighted average age of our portfolio of finance receivables was 14 months. In addition, receivables originated after the second quarter of 2008 have exhibited significantly better credit performance metrics than 2006 and 2007 vintage portfolios at similar aging stages.

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

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A valuation allowance is recognized for a deferred tax asset if, based on the weight of the available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In making such judgments, significant weight is given to evidence that can be objectively verified. As a result of the unprecedented adverse changes in the market for securitizations, the recession and the resulting high levels of unemployment that occurred in 2008 and 2009, we incurred substantial operating losses from 2009 through 2011 which led us to establish a valuation allowance against a substantial portion of our deferred tax assets. However, from the fourth quarter of 2011 through September 2013, we reported eight consecutive quarters of increasing profitability, observed improvement in credit metrics, and produced reliable internal financial projections. Furthermore, we demonstrated an ability to increase our volumes of contract purchases, grow our managed portfolio and obtain cost effective short- and long-term financing for our finance receivables. As a result of these and other factors, we determined at December 31, 2012 that, based on the weight of the available objective evidence, it was more likely than not that we would generate sufficient future taxable income to utilize our net deferred tax assets. Accordingly, we reversed the related valuation allowance of $62.8 million in the fourth quarter of 2012.

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

We have substantial indebtedness.

We have and will continue to have a substantial amount of indebtedness. At September 30, 2013 and December 31, 2012, we had approximately $1,218.0 million and $958.5 million, respectively, of debt outstanding. Such debt consisted, as of September 30, 2013, primarily of $1,094.6 million of securitization trust debt, and also included $16.9 million in debt for the acquisition of the Fireside portfolio, $27.0 million of warehouse lines of credit indebtedness, $20.0 million of residual interest financing, $38.9 million of senior secured related party debt and $20.6 million in subordinated renewable notes. At December 31, 2012, such debt consisted primarily of $792.5 million of securitization trust debt, and also included $57.1 million in debt for the acquisition of the Fireside portfolio, $21.7 million of warehouse indebtedness, $13.8 million of residual interest financing, $50.1 million of senior secured related party debt, and $23.3 million in subordinated renewable notes. We are also currently offering the subordinated notes to the public on a continuous basis, and such notes have maturities that range from three months to 10 years.

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

Forward-Looking Statements

Discussions of certain matters contained in this report may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. You can generally identify forward-looking statements as statements containing the words "will," "would," "believe," "may," "could," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. The discussion under "Risk Factors" identifies some of the factors that might cause such a difference, including the following:

—	changes in general economic conditions;

—	our ability or inability to obtain necessary financing

—	in interest rates;

—	our ability to generate sufficient operating and financing cash flows;

—	competition;

—	level of future provisioning for receivables losses; and

—	regulatory requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we re-purchased 205,130 shares of our common stock, in a net exercise of outstanding warrants. In that transaction, the holder of warrants to purchase 272,000 shares of our common stock paid the aggregate $1,346,400 warrant exercise price by surrender to us of 205,130 of such 272,000 shares.

Issuer Purchases of Equity Securities

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or
Period(1)	Purchased	per Share	Programs	Programs (2)
July 2013	–	$–	–	$986,193
August 2013	205,130	6.56	–	$986,193
September 2013	–	–	–	$986,193
Total	205,130	$6.56	–

_________________

(1)	Each monthly period is the calendar month.
(2)	Through September 30, 2013, our board of directors had authorized the purchase of up to $34.5 million of our outstanding securities, which program was first announced in our annual report for the year 2002, filed on March 26, 2003. All purchases described in the table above were under the plan announced in March 2003, which has no fixed expiration date.

Item 6. Exhibits

The Exhibits listed below are filed with this report.

4.14	Instruments defining the rights of holders of long-term debt of certain consolidated subsidiaries of the registrant are omitted pursuant to the exclusion set forth in subdivisions (b)(iv)(iii)(A) and (b)(v) of Item 601 of Regulation S-K (17 CFR 229.601). The registrant agrees to provide copies of such instruments to the United States Securities and Exchange Commission upon request.

4.47	Indenture dated September 1, 2013 re Notes issued by CPS Auto Receivables Trust 2013-C. Incorporated by reference to the exhibit filed with the registrant's Form 8-K/A on October 30, 2013.

4.48	Sale and Servicing Agreement dated as of September 1, 2013. Incorporated by reference to the exhibit filed with the registrant's Form 8-K/A on October 30, 2013.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer of the registrant.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer of the registrant.

32	Section 1350 Certifications.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

CONSUMER PORTFOLIO SERVICES, INC. (Registrant)

Date: October 30, 2013

	By:	/s/ JEFFREY P. FRITZ
Charles E. Bradley, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2013

	By:	/s/ CHARLES E. BRADLEY, JR
Jeffrey P. Fritz
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

